Form 10-Q
period 1996-06-30
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1996-08-07
CIK 943452

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                          COMMISSION FILE NO. 1-13782


                         WESTINGHOUSE AIR BRAKE COMPANY
             (Exact name of registrant as specified in its charter)


           Delaware                                      25-1615902
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                             1001 Air Brake Avenue
                         Wilmerding, Pennsylvania 15148
                    (Address of principal executive offices)


                                 (412) 825-1000
               Registrant's telephone number, including area code

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X                             No
                       ---                               ---

Number of shares of common stock outstanding, excluding unearned ESOP shares, as of August 1, 1996:

                                   28,432,813
                                   ----------

Number of shares of common stock outstanding, including unearned ESOP shares, as of August 1, 1996:

                                   37,488,733
                                   ----------

================================================================================

                         WESTINGHOUSE AIR BRAKE COMPANY

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     INDEX

                                                                                                            PAGE
PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements

                  Condensed Consolidated Statement of Operations                                              3

                  Condensed Consolidated Balance Sheet                                                        4

                  Condensed Consolidated Statement of Cash Flows                                              5

                  Condensed Consolidated Statement of
                    Shareholders' Equity                                                                      6

                  Notes to Condensed Consolidated Financial Statements                                        7

ITEM 2            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                        9

PART II           OTHER INFORMATION

ITEM 4            Submission of Matters to a Vote of Security Holders                                        13

SIGNATURES                                                                                                   14


                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                (Dollars in thousands except per share amounts)
                                  (Unaudited)
                                  -----------

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                  June 30,
                                                               ----------------------    ----------------------
                                                                  1996         1995         1996         1995
                                                                  ----         ----         ----         ----
NET SALES                                                      $ 109,135    $ 115,134    $ 214,866    $ 224,876
COST OF SALES                                                     72,066       74,779      142,700      144,320
                                                               ---------    ---------    ---------    ---------
           Gross Profit                                           37,069       40,355       72,166       80,556

SELLING AND MARKETING EXPENSES                                     3,816        3,217        7,372        5,959
GENERAL AND ADMINISTRATIVE EXPENSES                                7,549        5,811       13,889       11,702
ENGINEERING EXPENSES                                               3,923        3,511        8,177        6,812
AMORTIZATION EXPENSE                                               1,925        1,355        3,717        2,636
OTHER OPERATING (INCOME) EXPENSE, net                               (131)        (307)        (197)         534
                                                               ---------    ---------    ---------    ---------
           Income from operations                                 19,987       26,768       39,208       52,913

OTHER INCOME AND EXPENSES:
     Interest expense                                              5,859        7,420       11,886       12,596
     Interest expense to affiliates                                  403        2,571          808        5,343
     Other (income) expense, net                                     (36)         146          (73)         (32)
                                                               ---------    ---------    ---------    ---------
           Income before income taxes and extraordinary item      13,761       16,631       26,587       35,006

INCOME TAXES                                                       5,505        6,819       10,635       14,352
                                                               ---------    ---------    ---------    ---------
           Income before extraordinary item                        8,256        9,812       15,952       20,654

EXTRAORDINARY ITEM, net of taxes                                    --         (1,382)        --         (1,382)

NET INCOME                                                     $   8,256    $   8,430    $  15,952    $  19,272
                                                               =========    =========    =========    =========
INCOME PER COMMON SHARE:
     Income before extraordinary item                          $    0.29    $    0.44    $    0.56    $    0.84
     Extraordinary item                                        $    --      $   (0.06)   $    --      $   (0.06)
                                                               ---------    ---------    ---------    ---------
     Net income                                                $    0.29    $    0.38    $    0.56    $    0.78
                                                               =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     28,410       22,376       28,446       24,632
                                                               =========    =========    =========    =========

         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                             (Dollars in thousands)


                                                                            June 30,   December 31,
                                                                              1996         1995
                                                                              ----         ----
                                                                           (Unaudited)
                                ASSETS
                                ------
CURRENT ASSETS:
     Cash and cash equivalents                                             $   3,196    $     210
     Accounts receivable                                                      56,684       45,644
     Inventories                                                              49,915       52,922
     Other current assets                                                      4,912        7,942
                                                                           ---------    ---------
           Total current assets                                              114,707      106,718

PROPERTY, PLANT AND EQUIPMENT                                                135,656      125,036
     Less:  Accumulated depreciation                                         (61,985)     (52,278)
                                                                           ---------    ---------
           Property, plant and equipment, net                                 73,671       72,758

OTHER ASSETS:
     Prepaid pension costs                                                     4,484        4,441
     Goodwill                                                                 51,442       42,286
     Intangibles                                                              27,069       26,812
     Debt issuance costs                                                       7,979        9,014
     Other noncurrent assets                                                   1,386        1,378
                                                                           ---------    ---------
           Total other assets                                                 92,360       83,931

TOTAL ASSETS                                                               $ 280,738    $ 263,407
                                                                           =========    =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                    ------------------------------------
CURRENT LIABILITIES:
     Current portion of long-term debt                                     $  11,000    $  22,448
     Accounts payable                                                         19,668       20,698
     Accrued income taxes                                                      2,830        2,829
     Advance deposits                                                          8,086        7,257
     Accrued compensation                                                      8,226        6,766
     Accrued warranty                                                          4,372        3,655
     Accrued interest                                                          2,748        2,786
     Other accrued liabilities                                                 4,547        3,605
                                                                           ---------    ---------
           Total current liabilities                                          61,477       70,044

Long-term debt                                                               293,590      283,487
Reserve for Post Retirement Benefits                                          10,774       10,415
Accrued Pension Costs                                                          5,267        5,061
Deferred Income Taxes                                                          3,314        3,098
                                                                           ---------    ---------
           Total liabilities                                                 374,422      372,105

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;  100,000,000 shares authorized and
       47,426,600 shares issued                                                  474          474
     Additional paid-in capital                                              104,489      104,776
     Less:  Treasury stock, at cost, 9,937,867 and 9,783,567 shares         (149,331)    (147,702)
     Less:  Unearned ESOP shares, 9,055,920 and 9,149,280 shares            (135,839)    (137,239)
     Retained earnings                                                        89,153       73,765
     Cumulative translation adjustment                                        (2,630)      (2,772)
                                                                           ---------    ---------
           Total shareholders' equity                                        (93,684)    (108,698)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 280,738    $ 263,407
                                                                           =========    =========

         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Dollars in thousands)
                                  (Unaudited)
                                  -----------

                                                                              Six months ended
                                                                                  June 30,
                                                                            ---------------------
                                                                              1996         1995
                                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income before extraordinary item                                      $ 15,952    $  20,654
      Extraordinary item, net                                                   --         (1,382)
                                                                            --------    ---------
      Net income                                                              15,952       19,272

      Adjustments to reconcile net income to cash provided by operations:
           Depreciation and amortization                                      10,602        8,657
           Provision for contribution to ESOP                                  1,113        1,400
           Deferred income taxes                                                 213          149
           Changes in certain assets and liabilities:
                Accounts receivable                                           (9,981)      (5,844)
                Inventories                                                    4,506       (3,647)
                Other assets and liabilities                                   3,328       (4,583)
                Accounts payable                                              (1,700)       8,185
                Accrued income taxes                                            (212)      (4,434)
                Accrued liabilities and advance deposits                       3,316          422
                                                                            --------    ---------
                    Net cash provided by operating activities                 27,137       19,577

INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                               (5,788)      (7,764)
      Disposals of property, plant and equipment                                  72            4
      Purchase of Pulse Electronics, Inc.                                       --        (54,900)
      Purchase of Futuris Industrial Products, Ltd.                          (15,040)        --
                                                                            --------    ---------
                    Net cash used for investing activities                   (20,756)     (62,660)

FINANCING ACTIVITIES:
      Net payments of term debt                                              (19,400)    (175,000)
      Proceeds from issuance of debt obligations                                --        417,000
      Debt issuance fees                                                        --        (11,401)
      Purchase of treasury stock, net of Pulse shares                         (1,629)    (145,493)
      Purchase of ESOP shares                                                   --       (140,040)
      Net borrowings on revolving credit arrangements                         18,055       83,230
      Net proceeds from stock offering                                          --         90,100
      Payment of debt to affiliate                                              --        (73,910)
      Cash dividends                                                            (564)        --
                                                                            --------    ---------
                    Net cash provided by (used for) financing activities      (3,538)      44,486

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                          143          385

                    Increase in cash and cash equivalents                      2,986        1,788

CASH AND CASH EQUIVALENTS, beginning of period                                   210        1,042
                                                                            --------    ---------
CASH AND CASH EQUIVALENTS, end of period                                    $  3,196    $   2,830
                                                                            ========    =========

         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                             (Dollars in thousands)
                                  (Unaudited)
                                  -----------

                                                        Additional                 Unallocated            Cumulative      Total
                                             Common      Paid-In       Treasury       ESOP      Retained  Translation  Shareholders'
                                             Stock       Capital        Stock        Shares     Earnings  Adjustment      Equity
                                             -----       -------        -----        ------     --------  ----------      ------
BALANCE, December 31, 1995                 $     474    $  104,776    $(147,702)  $ (137,239)   $73,765    $ (2,772)    $(108,698)
       Net income                               --            --           --           --       15,952        --          15,952
       Purchase of treasury stock at cost       --            --         (1,629)        --         --          --          (1,629)
       Allocation of ESOP shares                --            (287)        --          1,400       --          --           1,113
       Dividends paid                           --            --           --           --         (564)       --            (564)
       Cumulative translation adjustment        --            --           --           --          --          142           142
                                           ---------    ----------    ---------   ----------    -------    --------     ---------
BALANCE, June 30, 1996                     $     474    $  104,489    $(149,331)  $ (135,839)   $89,153    $ (2,630)    $ (93,684)
                                           =========    ==========    =========   ==========    =======    ========     =========

         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

The information contained in these financial statements and notes for the three and six months ended June 30, 1996, should be read in conjunction with the financial statements and notes for the year ended December 31, 1995, contained in the Company's Annual Report, as filed with the Securities and Exchange Commission on Form 10-K. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

EARNINGS PER SHARE

Earnings per common and common equivalent share is based upon the weighted average common and common equivalent shares outstanding during the period. Primary and fully diluted earnings per share are the same.

Employee stock options, when dilutive, are considered common stock equivalents using the treasury stock method. Also included in the weighted average shares is the pro-rata amount of the annual allocation of 187,000 shares to the ESOP participants.

2. 1995 RECAPITALIZATION AND INITIAL PUBLIC OFFERING:

In January, 1995, the Company completed a recapitalization transaction whereby it repurchased 10,664,000 shares of its outstanding Common Stock for the treasury. In conjunction with this transaction, the Company established an Employee Stock Ownership Plan (ESOP) which in turn purchased 9,336,000 shares of the Company's outstanding Common Stock in exchange for a $140 million loan from the Company. These transactions, which required an aggregate of $300 million, were financed by both term and revolving bank debt.

In June, 1995, the Company completed an Initial Public Stock Offering, whereby it received net proceeds of approximately $95 million (including the underwriters' over-allotment option exercised in July, 1995) that were used to reduce outstanding debt; also, a public debt offering of $100 million was completed and the proceeds were used to reduce outstanding bank debt; finally in June, 1995 the Company entered into an Amended Bank Credit Agreement which provided for an aggregate credit facility of $250 million. The public debt offering and the Amended Bank Credit Agreement replaced the Company's prior credit facility of $350 million.

3. INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory at June 30, 1996, and December 31, 1995 are:

                                                        (DOLLARS IN THOUSANDS)
                                                        ----------------------
                                                     June 30,         December 31,
                                                       1996                1995
                                                     --------         ------------
Raw materials                                        $13,481             $17,118
Work-in-process                                       22,769              20,262
Finished goods                                        13,665              15,542
                                                     -------             -------
                                                     $49,915             $52,922
                                                     -------             -------

4. ACQUISITIONS:

Effective January 31, 1996, the Company acquired 100% of the stock of Futuris Industrial Products Pty. Ltd. (Futuris), an Australian company, for a cash purchase price of approximately $15 million. Futuris is a leading manufacturer of brake shoes and disc brake pads for railroads in Australia and the Pacific Rim, with annual revenues of approximately $10.5 million. The acquisition has been accounted for under the purchase method and the excess of the purchase price over the fair value of net assets acquired was approximately $10 million and has been allocated primarily to goodwill. The effect of the acquisition is not considered material to the consolidated results of the Company.

Effective January 31, 1995, the Company purchased Pulse Electronics, Inc. (Pulse) for $54.9 million, consisting of $20 million in cash, a $17 million note payable with interest at 9.5% due 2004 and 1,193,333 shares of the Company's common stock having an equivalent value of $17.9 million at $15 per share. Pulse manufactures a variety of electronic products for the rail industry including event recorders and end-of-train devices. The net tangible assets of Pulse were approximately $9 million at the date of purchase and the excess of the purchase price over the fair value of the net assets was approximately $46 million and has been allocated primarily to goodwill and other intangibles based upon an independent appraisal. Pulse has been included in the Company's consolidated results of operations since its acquisition date of January 31, 1995, and its revenues for the five month and six month periods ended June 30, 1995 and 1996 were $15.8 million and $21.4 million respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management of financial condition provides information with respect to the results of operations of the Company for the three month and six month periods ended June 30, 1996 and 1995, respectively. This discussion should be read in connection with the information in the condensed consolidated financial statements and the notes pertaining thereto.

RESULTS OF OPERATIONS

The following table summarizes sales by market:

                          For the three months ended    For the six months ended
                                   June 30,                      June 30,
                             1996           1995           1996           1995
                             ----           ----           ----           ----
Locomotive                 $ 31,885       $ 27,226       $ 57,830       $ 52,038
Freight                      55,362         66,330        113,636        129,486
Transit                      18,389         17,980         36,510         35,910
Other                         3,499          3,598          6,890          7,442
                           --------       --------       --------       --------
                           $109,135       $115,134       $214,866       $224,876
                           ========       ========       ========       ========


SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

NET SALES

Net sales decreased 5.2% or $6.0 million to $109.1 million in the second quarter of 1996 compared to $115.1 million in the same period of 1995. The primary factor contributing to the decrease was a 16.5% or $10.9 million drop in sales in the Company's Freight Car operations, from $66.3 million in 1995 to $55.4 million in 1996, as a result of the reduced level of OEM freight car production. Sales were also adversely affected by customer imposed delays in the timing of deliveries of freight related products.

Net sales in the Locomotive business increased by 17.1% or $4.7 million, from $27.2 million in 1995 to $31.9 million in 1996. The increase was due to increased sales of the end-of-train monitoring devices supplied by the Company's Pulse subsidiary. Recent railroad industry safety requirements were a primary factor in these increased sales. Revenues in the Passenger Transit business increased by 2.3% from $18.0 million in 1995 to $18.4 million in 1996.

GROSS PROFIT

Gross profit decreased $3.3 million, or 8.1% to $37.1 million in 1996 versus $40.4 million in 1995 while gross profit margin declined from 35.1% in 1995 to 34.0% in 1996. The reduced sales volume in the Freight Car operations and the resultant impact on the Company's sales mix were the primary factors in the lower margins. Increased sales of the Company's friction products and railway electronics partially offset the volume related margin reduction in the freight business.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased $.6 million in 1996 compared to 1995 with approximately $.2 million of the increase due to the Futuris acquisition and the remainder attributable to increased international marketing efforts, promotional efforts for new products, and expanded sales activities by the Company's Integrated Railway Systems group.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $1.7 million to $7.5 million in 1996 from $5.8 million in 1995. Increased corporate expenses for shareholder communications, legal expenses, insurance expenses and costs associated with international activities comprised approximately $1.5 million of the increase. The remainder of the increase was due to the expenses of the Futuris operations acquired January, 1996.

ENGINEERING EXPENSES

Engineering expenses, which do not include that portion of engineering which supports manufacturing, increased $.4 million to $3.9 million in 1996 from $3.5 million in 1995, due primarily to increased engineering incurred in new product development in the Company's Integrated Railway Systems group.

AMORTIZATION EXPENSE

Amortization expense increased $.5 million in 1996 due primarily to the amortization of intangibles, including goodwill, associated with the acquisition of Futuris in January, 1996 and increased deferred financing costs.

INCOME FROM OPERATIONS

Operating income decreased 25.3% to $20.0 million in 1996 from $26.8 million in 1995. Operating income for the second quarter of 1996 was adversely impacted by the aforementioned reduced sales volumes, lower gross margins and increased operating expenses.

INTEREST EXPENSE

Interest expense decreased $3.7 million to $6.3 million in 1996 from $10.0 million in 1995, due to lower overall interest rates and lower average debt levels as a result of the positive cash flow from operations and the proceeds from the Company's June, 1995 Initial Public Stock Offering.

INCOME TAXES

The provision for income taxes was $6.8 million in 1995 compared to $5.5 million in 1996. The effective tax rate declined from 41.0% in 1995 to 40.0% in 1996, due to lower overall state tax rates.

INCOME BEFORE EXTRAORDINARY ITEM

Income before extraordinary item decreased by $1.5 million or 15.9% from $9.8 million in 1995 to $8.3 million in 1996 as a result of the lower volume and margins, partially offset by lower interest expense and provision for income taxes.

EXTRAORDINARY ITEM

The 1995 second quarter results include a net charge of $1.4 million or $.06 per share for the write-off of previously deferred financing costs, as the result of amending the Company's credit agreement in June, 1995.

NET INCOME

Net income decreased by 2% or approximately $.1 million from $8.4 million in 1995 to $8.3 million in 1996, while per share earnings decreased by 24% from $.38 to $.29 primarily as a result of the additional average shares outstanding due to the Company's June, 1995 Initial Public Stock Offering.

SIX MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1995

NET SALES

Net sales decreased 4.4% or $10.0 million to $214.9 million in 1996 compared to $224.9 million in 1995. This decrease was primarily due to a $15.9 million, or 12.3%, reduction in sales in the Freight Car division, from $129.5 million in 1995 to $113.6 million in 1996, as the result of a slowdown in the freight car OEM market. Net sales in the Locomotive business increased $5.8 million, or 11.1%, from $52.0 million in 1995 to $57.8 million in 1996 due to strong demand in 1996 for the end-of-train monitoring devices supplied by the Company's Pulse subsidiary (acquired January, 1995) and because 1995 results included only five months of revenues from this acquisition. Revenues in the Passenger Transit business remained relatively constant between periods.

GROSS PROFIT

Gross profit decreased $8.4 million, or 10.4% to $72.2 million in 1996 versus $80.6 million in 1995 while gross profit margin decreased from 35.8% in 1995 to 33.6% in 1996. The reduced margins were due to the decreases in sales, primarily the aforementioned reduction in sales of the Company's Freight Car operations, as well as unfavorable overhead absorption of fixed manufacturing costs resulting from the lower operating levels in 1996 compared to 1995. Also, adversely affecting 1996 margins were the overall sales mix and higher manufacturing costs associated with the Company's newest version of its electronic braking product (EPIC).

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased $1.4 million in 1996 compared to 1995 primarily due to the acquisition of Futuris effective January 31, 1996 and increased marketing expenses in conjunction with new product introductions and the Company's expanded international marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $2.2 million to $13.9 million in 1996 from $11.7 million in 1995. Approximately $.7 million of the increase was due to the effects of the Futuris and Pulse acquisitions; the remainder was due to increased corporate expenses including shareholder communications, legal expenses, insurance expenses and costs associated with international activities.

ENGINEERING EXPENSES

Engineering expenses, which do not include that portion of engineering which supports manufacturing, increased $1.4 million to $8.2 million in 1996 from $6.8 million in 1995, due primarily to expanded staffing for engineering in conjunction with new product development, which commenced in the second half of 1995, as well as the related effects of a full six months in 1996 of the Pulse acquisition.

AMORTIZATION EXPENSE

Amortization expense increased $1.1 million in 1996 due primarily to the amortization of intangibles, including goodwill, associated with the acquisitions of Futuris and Pulse in January, 1996 and 1995 respectively.

OTHER OPERATING INCOME (EXPENSE)

Other operating expense in 1995 included approximately $1 million of initial start up expenses related to the formation of the Company's ESOP.

INCOME FROM OPERATIONS

Operating income decreased 25.9% to $39.2 million in 1996 from $52.9 million in 1995. Operating income for the six months ended June 30, 1996 was adversely impacted by the aforementioned reduced sales volumes, lower gross margins and increased expenses.

INTEREST EXPENSE

Interest expense decreased $5.2 million to $12.7 million in 1996 from $17.9 million in 1995, due to lower overall interest rates and lower average debt levels primarily as the result of operating cash flow and the proceeds from the Company's June, 1995 Initial Public Stock Offering.

INCOME TAXES

The provision for income taxes was $14.4 million in 1995 compared to $10.6 million in 1996. The effective tax rate declined from 41.0% in 1995 to 40.0% in 1996, due to lower overall state tax rates.

NET INCOME

Net income decreased 17% or approximately $3.3 million from $19.3 million in 1995 to $16.0 million in 1996 as the result of the reduced sales volume and gross margins, and increased operating expenses, offset by lower interest and tax expenses. The 1995 results also included an extraordinary charge of $1.4 million related to the write-off of deferred financing fees as the result of the Company amending its credit facility in June, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated cash from operating activities of $27.1 million and $19.6 million in the first six months of 1996 and 1995, respectively. During the six months ended June 30, 1996, the Company decreased its bank debt obligations by a net $1.3 million, in addition to funding the $15 million payment for the acquisition of Futuris Industrial Products and increasing cash and cash equivalents by $3 million. During the period the Company reduced inventory by $4.5 million or nearly 9%; accounts receivable increased approximately $10 million or 24% due to sales volume in the second quarter of 1996 being 15% higher than the fourth quarter of 1995 and a modest slowdown in customer payments. Cash generated from operating activities has remained strong due to continued profitability, which has enabled the Company to fund both its anticipated capital expenditures and the related working capital requirements.

The Company's primary source of liquidity, other than operations, is the $125 million revolving credit facility (the Revolving Credit Facility) pursuant to the Amended Credit Agreement, of which approximately $82 million had been utilized for borrowings at June 30, 1996.

At June 30, 1996, the total indebtedness of the Company was approximately $304.6 million, of which approximately $187.6 million is outstanding under the Amended Credit Agreement, $100.0 million is outstanding under the Company's Senior Notes and $17.0 million is due to the former owners of Pulse. The Company's total annual interest obligation on such indebtedness would be approximately $24.8 million based on the interest rates in effect as of June 30, 1996 (using a weighted average interest rate of approximately 8.14%). The interest rate for the Notes is fixed at 9.375%, which will result in an annual interest obligation on the Notes of $9.4 million (based on a total outstanding amount of $100 million). Substantially all of the remaining indebtedness bears interest at variable interest rates and, therefore, the Company's total annual interest obligation will change based on the applicable interest rates in effect from time to time. However, the Company has entered into interest rate swap agreements that fix the interest cost on $75 million at a weighted average interest rate of approximately 7.95%.

In conjunction with a plan approved on November 1, 1995, to repurchase up to one million shares of its Common Stock, the Company had purchased 405,000 shares at an aggregate cost of approximately $3.9 million.

Management believes, based upon current levels of operations and forecasted earnings, that cash flows from operations, together with borrowings under the Amended Credit Agreement, will be adequate to make required payments of principal and interest on debt, including the Notes, to permit anticipated capital expenditures, and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent with corresponding requirements for debt service obligations. Moreover, the ability of the Company to comply with the covenants and other restrictions contained in the Notes and the Amended Credit Agreement may be affected by events beyond its control. If the Company's sources of funds were to be inadequate to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available and, in any case, such new financing, if available, could be expected to be more costly and burdensome than the debt agreements currently in place.


                           PART II. OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 30, 1996. Four matters were considered and voted upon at the Annual Meeting; an amendment to the Company's By-Laws dividing the directors into three classes, the election of seven persons to serve as directors, the approval of the Board of Directors' adoption of the 1995 Non-Employee Directors' Fee and Stock Option Plan and the ratification of the appointment of Arthur Andersen LLP as independent public accountants to audit the financial statements of the Company and its subsidiaries for the 1996 fiscal year.

The holders of 29,276,593 shares of the Common Stock voted for amending the Company's By-Laws. The holders of 799,045 shares voted against such amendment. There were 12,975 abstentions and 366,915 broker non-votes as to such matter. Accordingly, the amendment to the By-Laws was approved.

Nominations of the following seven persons to serve as directors for the following terms were considered; Robert J. Brooks and Mikael Lilius for a term expiring in 1997, James P. Kelley and James C. Huntington, Jr. for a term expiring in 1998 and William E. Kassling, Emilio A. Fernandez and James V. Napier for a term expiring in 1999.


                                          Votes             Votes            Votes            Broker
Nominee                                    For             Against          Withheld         Non-Votes
- -------                                   -----            -------          --------         ---------

Robert J. Brooks                       30,424,207             --             30,851            470
Mikael Lilius                          30,424,107             --             30,951            470
James P. Kelley                        30,424,107             --             30,951            470
James C. Huntington, Jr.               30,443,207             --             11,851            470
William E. Kassling                    30,424,207             --             30,851            470
Emilio A. Fernandez                    30,424,407             --             30,651            470
James V. Napier                        30,424,107             --             30,951            470


The holders of 29,996,734 shares of the Common Stock voted for the adoption of the 1995 Non-Employee Directors' Fee and Stock Option Plan. The holders of 427,140 shares voted against such adoption. There were 31,654 abstentions and
- -0- broker non-votes as to such matters. Accordingly, the adoption of such Plan was approved.

The holders of 30,422,797 shares of the Common Stock voted to ratify the appointment of Arthur Andersen LLP. The holders of 16,770 shares voted against such appointment. There were 15,391 abstentions and 570 broker non-votes as to such matter. Accordingly such appointment was ratified.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WESTINGHOUSE AIR BRAKE COMPANY
                                      (Registrant)


August 6, 1996                        /s/ ROBERT J. BROOKS
                                      --------------------------
                                      Robert J. Brooks
                                      Vice President and Chief Financial Officer