Form 10-K
period 1996-12-31
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1997-03-26
CIK 943452

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1996

                         COMMISSION FILE NUMBER 1-13782

                         WESTINGHOUSE AIR BRAKE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                   25-1615902
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                     Identification No.)

    1001 AIR BRAKE AVENUE
WILMERDING, PENNSYLVANIA 15148                      (412) 825-1000
    (Address of principal                       (Registrant's telephone
      executive offices)                                number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   (NAME OF EXCHANGE
           (TITLE OF CLASS)                       ON WHICH REGISTERED)
---------------------------------------        ---------------------------
Common Stock, par value $.01 per share            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X   No    .
                                                ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     As of March 14, 1997, 37,488,733 shares of Common Stock of the registrant were issued and outstanding, of which 8,927,565 shares were unallocated ESOP shares. The registrant estimates that as of March 14, 1997, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $180.5 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on April 22, 1997 are incorporated by reference into
Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                            PART I
Item 1.   Business......................................................................     1
Item 2.   Properties....................................................................    12
Item 3.   Legal Proceedings.............................................................    13
Item 4.   Submission of Matters to a Vote of Security Holders...........................    14
          Executive Officers of the Company.............................................    14

                                            PART II
Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters..........    15
Item 6.   Selected Financial Data.......................................................    16
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................    17
Item 8.   Financial Statements and Supplementary Data...................................    24
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure........................................................    24

                                           PART III
Item 10.  Directors and Executive Officers of the Registrant............................    24
Item 11.  Executive Compensation........................................................    24
Item 12.  Security Ownership of Certain Beneficial Owners and Management................    24
Item 13.  Certain Relationships and Related Transactions................................    24

                                            PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    25

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Westinghouse Air Brake Company ("WABCO" or the "Company") is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company's products, which are sold to both the original equipment market and the aftermarket, are intended to enhance safety, improve productivity and reduce maintenance costs for its customers. The Company believes it maintains a market share for its primary braking related equipment in excess of 50% for North America and a significant market share for its other principal products. Because of its large market share, breadth of product lines and 129-year history in the industry, the Company believes its products are widely installed in locomotives, freight cars and passenger transit vehicles throughout North America. In addition to its product offerings, the Company believes it has a significant presence in providing outsourced value-added services to the railroad and passenger transit aftermarkets, operating ten repair and upgrade sites in the United States and Canada. WABCO aggressively pursues technological advances in product development. Demand for the Company's products and services is largely driven by use of railroads as a mode of shipment as well as government spending and investment in infrastructure for the passenger transit market.

     Certain statements in this annual report on Form 10-K are forward-looking statements concerning the future operations of the Company. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and there are many important factors that could cause actual results to differ materially from those in the forward-looking statements.

INDUSTRY OVERVIEW

     A key factor underlying the demand for the Company's products is rail traffic. Overall, rail traffic is affected by growth in total intercity freight and passenger traffic and by rail's share of that traffic. Intercity freight traffic is a function of gross national product. Following World War II, rail's share of intercity freight traffic began to fall. This decline accelerated with the completion of the Interstate Highway System in the 1960s which (together with increases in permitted truck weights and sizes which followed) allowed interstate truckers to compete much more effectively for manufactured goods and merchandise traffic. As a result, railroads experienced major diversion losses to trucks in most of their non-bulk segments. Increased demand for coal and export grain, two areas with limited truck competition, partially offset these losses in the 1970s. Reflecting the industry's efforts to stem these losses, merger activity in the 1980s generally involved railroads with parallel systems, with the intent of achieving immediate cost reductions for the merged railroads by eliminating overlapping capacity through the closing of branch lines and the reduction of rolling stock.

     The Staggers Rail Act and the National Transportation Act of 1987 deregulated freight rates and services in the United States and Canada in 1980 and 1987, respectively, resulting in steadily decreasing rail rates. This decrease in rates caused rail traffic to grow significantly and spurred railroads to pursue more aggressively programs to improve operating efficiency. Both of these trends positively affected demand for the Company's products. Throughout the 1980s and into the 1990s, many railroads pursued multi-year programs to consolidate, streamline and strengthen their operations by improving operating efficiencies through equipment modernization, higher asset utilization, reducing surplus employees, implementing state-of-the-art technologies and systems and other improvements. The drive for efficiency has prompted railroads to make substantial capital outlays for new and upgraded equipment that can improve train performance and reduce labor costs. Automation has become an integral part of railroads' cost reduction programs, as evidenced by the use of end-of-train monitors, such as those produced by the Company's electronic group, which have permitted railroads to run trains without manned cabooses. Railroads, through the use of newer products and technology, have the flexibility to run more or longer trains, thereby achieving lower labor costs and higher worker productivity. Railroads' desire to achieve efficiency has thus created a demand for more efficient and faster braking equipment as well as for other products that can improve the reliability and performance of locomotives and freight cars. Management believes the Company is well positioned to provide a significant role in this trend.

     More recently, rail traffic has increased due to the growth in intermodal traffic and strong demand for low sulfur coal from the western United States prompted by the Clean Air Act Amendments of 1990. In addition, labor agreements and increased efficiencies have created a more competitive cost structure, enabling the railroad industry to increase utilization of freight cars and locomotives and to achieve market share gains in intercity freight shipments. Revenue Ton-miles have increased from approximately 919 billion in 1980 to over 1.3 trillion in 1996. Revenue Ton-miles have risen at an average annual compound growth rate of 3.7% since 1986, outpacing the 2.7% growth rate for industrial production for the same period. During recent years, railroad traffic in the United States has increased significantly, particularly intermodal freight traffic, which has been growing at the rate of 8% to 14% per year through 1994. Intermodal traffic declined 1.4% in 1995 from 1994 levels, but increased by 2.3% in 1996.

     Management believes that the railroads' share of intercity freight traffic will continue to grow due to the factors discussed above as well as lower freight rates following the industry deregulation, streamlined services, and a shift in railroads' focus to capitalize on their economies of scale in the handling of bulk commodities such as coal, grain, ores, lumber and chemicals. In addition, in recent years, a nationwide shortage of truck drivers has caused trucking companies to increase their use of railway intermodal services in order to meet their shipping commitments. In contrast to the railroads' 1980s merger activity, the goal of which was to effect cost reductions, railroad merger activity in the 1990s has been characterized by a focus on geographic expansion and growth. To build and improve traffic, the industry has recently experienced a series of mergers, restructurings and divestitures whereby the major Class I Railroads (the 12 United States railroads with 1993 annual revenues exceeding $253.7 million) have concentrated on their core long-haul routes while divesting their low-density branch lines to smaller and more cost-efficient regional freight operators. The resulting effect for both the long-haul carriers and the regional operators has been higher traffic density, permitting greater asset utilization, efficiency improvements through investment in new and upgraded equipment, and more extensive use of intermodal shipping to provide customers with a "seamless delivery" system combining both rail and truck transport--all of which have a secondary effect of ultimately reducing operating costs for the railroads.

     The Company believes that increased demand for its products will also result from expanding international sales. Prior to January 1995, the Company's sales were largely restricted to the North America market under a pre-existing agreement. The Company is now placing an increased emphasis on the international opportunities and is selling its products directly or through licensees or agents outside North America, including in Japan, South America, Europe, South Africa, Korea, Taiwan, Thailand, Malaysia, India, Pakistan, Australia and The People's Republic of China. China in particular is viewed by management as a potential growth market for the Company because of its rapidly expanding economy, the attractiveness of railway as a primary transportation mode for China's goods and people and the compatibility of China's railroads with North American-type technology.

PRODUCTS AND MARKETS

     The Company operates principally in three segments of the railway industry--locomotive, freight car and passenger transit. Within each segment, the Company's operating units consist of small strategic business units which are designed to achieve maximum operating efficiency, flexibility and customer responsiveness. These units generally have fewer than 400 employees and are responsible for their own engineering, manufacturing and customer relationships. Marketing, sales and certain administrative responsibilities are based at the Company's headquarters in Wilmerding, Pennsylvania. The Company believes that this decentralized operating structure enables it to provide timely, individualized service to the three distinct segments of the railway market serviced by the Company.

  LOCOMOTIVE

     The Company's locomotive operations are based in Wilmerding, Pennsylvania and Rockville, Maryland. Total locomotive product line sales in 1996 were approximately $118 million or 21% higher than 1995 sales of approximately $98 million. The net sales in the locomotive product line increased as a result of the recently introduced electro-pneumatic braking equipment and safety related sales of end of train monitoring equipment as well as the Company's overall expansion of its electronic based locomotive product line through the 1995 acquisition of Pulse.

     Through acquisitions (most notably Pulse Electronics) and internal product development, the Company has endeavored to reduce the adverse effect of a possible downturn in new locomotive build orders and has taken advantage of the trend of increasing the electronic content in each locomotive. The Company's dollar content per locomotive has nearly doubled since 1990, and management believes that the Company has taken the lead in the introduction of high performance electronic products. The Company's position as a market leader for traditional pneumatic braking equipment for new locomotives over the past 5 to 10 years has also provided it with a large installed base for spare parts, retrofit and upgrade sales.

     The Company's locomotive operations manufacture air brake equipment, compressors (which are located on the locomotive and supply the air needed to run the braking system throughout an entire train), air dryers, slack adjusters, brake cylinders, and monitoring and control equipment used to control the brakes and related equipment on each of the freight cars being pulled. Historically, the Company's most significant locomotive products have been the 26-C and 30-A pneumatic control equipment and compressors. These braking components are used in virtually the entire installed base of North American locomotives, and the Company currently is the primary supplier of these components.

     The Company's new product development effort has focused on electronic technology for brakes and controls, and it has recently introduced a number of significant new products including the EPIC(R) Electronic Brake, PowerLink, Compressor Aftercoolers, Train Trax(TM), Trainlink(TM), Train Sentry(R), Fuellink(TM) and Armadillo(TM).

     As railroads replace older locomotives and continue to look for ways to be more competitive with trucking in the freight hauling market, through new or upgraded technologically advanced equipment, they have placed an increased emphasis on productivity and efficiency. This emphasis has manifested itself in two significant trends: (1) alternating current ("AC") locomotives, which are more powerful than their direct current ("DC") predecessors, are rapidly gaining industry acceptance, and (2) the electronic content per locomotive, including electronic brakes, monitoring devices and diagnostics, is increasing. Two AC locomotives are powerful enough to do the work of three DC locomotives, thus implying a declining order rate for replacements; electronic devices improve reliability, safety and productivity by performing work that would have otherwise been done more slowly and at a greater cost by manual labor. The Company believes that with its combined pneumatic and expanding electronic technology capabilities, it is uniquely positioned for leadership in the next generation of electronic-pneumatic technology in the locomotive market.

     According to industry estimates, the outlook for the number of locomotive builds over the next few years is expected to decline from cyclical peaks of 1,200 in 1995 and 925 in 1996 to approximately 750 per year. The average age of the locomotive fleet has increased dramatically since 1980, and approximately 36% of the 19,000 locomotives in service are at least 20 years old. Industry analysts estimate that an average locomotive has a life span of 20 to 30 years.

     The Company has recently expanded its locomotive repair services in response to railroad restructuring and gradual elimination of in-house repair services. The Company operates locomotive repair centers in Wilmerding, Pennsylvania; Rockville, Maryland; Kansas City, Kansas;, Vacaville, California; and Columbia, South Carolina. Although demand for outsourced locomotive repair services is not as large as for freight car repair services, the Company believes demand for locomotive repair services will continue to grow as more railroads choose to eliminate their own shops in favor of services and proprietary product upgrades offered by the Company. In addition, as new diagnostics, future enhancements and technological upgrades become available for the control computers of the EPIC(R) 3102 Electronic Brakes or the Pulse Armadillo(TM), the Company believes many of its customers will opt to upgrade or add to their existing system.

     The customers for the Company's locomotive OEM products are large North American locomotive manufacturers, including General Electric Company ("GE") and General Motors Corporation ("GM"), as well as all major class 1 railroads. The Company's brake systems are currently installed on new locomotives manufactured by both GE and GM. The Company's compressors are currently installed on virtually all new GE locomotives. The Company's aftermarket replacement parts are sold primarily to the railroads.

  FREIGHT CAR

     The Company's freight car related production operations are located in Stoney Creek, Ontario, and Chicago, Illinois. Net sales for typical freight cars can vary considerably based upon the type and purpose of the freight platform with articulated or intermodal cars generally having the highest WABCO content. Total freight car product line sales in 1996 were approximately $211 million.

     The Company's freight car operations manufacture the following freight car products: brake control valves and related components, truck mounted brakes, empty load sensing equipment, draft gears, hand brakes, slack adjusters and articulated car connectors. Approximately 60% of the OEM sales of freight car products are air brake equipment, with draft gears accounting for 17%, and hand brakes and slack adjusters accounting for 10%. Production of approximately 60% of the Company's freight products takes place at the Stoney Creek facilities, with the remainder produced primarily in Chicago. Rubber products and brake shoes used in North American freight operations are manufactured in Greensburg, Pennsylvania and Laurinburg, North Carolina, respectively.

     The Company's traditional freight products include the ABDX(TM) Freight Brake Valve, the Mark Series draft gears and hand brakes and slack adjusters. The Company actively pursues the development of new freight products and during the past several years has introduced ELX(TM) Empty Load Equipment, TMX(TM) Truck Mounted Brake Assembly, SAC-1(TM) Articulated Coupler, slackless drawbar, AP Cobra(R) Brake Shoe and the new automated brake tester plates.

     The Company's new products development program provides it with a platform of product upgrades which allows it to further increase its aftermarket presence. Major upgrade product offerings for freight cars include ABDX(TM) Remanufactured Control Valves and stabilization and vibration protection upgrades.

     Based upon industry estimates, the outlook for new freight car deliveries is expected to decline from an average of 56,000 platforms in the peak demand experienced in 1994-1996 to an average level of about 45,000 in 1997. Industry experts believe that car builds should remain at this level for at least three to four years and will then continue to grow due to replacement of cars delivered during the high build years of 1979-1981. The average age of the existing fleet, at approximately 18 years, is at an all time high.

     The Company operates five freight repair centers located near major railroad customers: Chicago, Illinois; Columbia, South Carolina; Kansas City, Kansas; Vacaville, California; and Stoney Creek, Ontario. The railroads first began significantly outsourcing repairs in 1985, and the Company has begun aggressively pursuing repair business from railroad customers. This effort has been particularly successful in the Company's freight car related business. The Company expects that the potential for growth of this business is substantial as railroads seek to outsource increasing amounts of their repair work. Outsourcing provides a less expensive, more responsive alternative to railroads' traditional in-house repair work. The Company's repair facilities have been established with a minimum of fixed overhead costs in order that they can be easily moved and/or expanded as necessary to match the new demands from the railroads. Management believes that the current repair center network has substantial room for additional growth without significant capital costs.

     The Company provides replacement parts for all of its products and equipment and believes end-users should replace broken or worn parts with parts from the original equipment manufacturer due to the high potential liability risks related to the critical nature of these products. The Company's rubber components are widely used as replacement parts for brake valve repair in the railroad industry. The Company's rubber diaphragms and gaskets are made from unique rubber components providing superior durability and performance. Replacement parts and upgrades typically account for more than 40% of the Company's freight sales.

     In the OEM market, the Company's freight products are sold to all major North American freight car builders. Principal customers include Trinity Industries, Inc., Union Tank Company, Johnstown America Corp., The Greenbrier Companies, ACF Industries, Inc., Thrall Car Manufacturing Co. and National Steel Car, Ltd. Replacement parts are sold primarily to railroads and other car owners for their in-house maintenance programs. These customers include all major railroads in North America and a number of private fleet owners including TTX Company and GE. Virtually all fleet owners and OEM customers rely on the Company for supply of products.

  PASSENGER TRANSIT

     The Company's passenger transit operations produce various products for passenger transit applications at its dedicated facilities in Spartanburg, South Carolina, Niles, Illinois and Montreal, Quebec, Canada. Total passenger transit product line sales in 1996 were approximately $107 million compared to $72 million in 1995.

     The net sales in the passenger transit business increased primarily as a result of the acquisition of Vapor Corporation (f/k/a Mark IV Transportation Products Corp.) ("Vapor"), Vapor U.K., Vapor Canada, Inc. and Vapor Netherlands, B.V. in September 1996 (the "Vapor Acquisition"). The Company significantly enhanced its position in the passenger transit market with the Vapor Acquisition. Vapor is the leading North American supplier of passenger transit door components for both rail and rubber tire transit vehicles and has significantly increased the Company's dollar content per car. Additionally, the Company believes that it will be able to increase significantly Vapor's aftermarket sales, currently 20%, to a level more like its own of 50%. Also, as the Company participates in the cyclical upswing in the passenger transit market over the next 5 to 10 years, it will continue to benefit from its increasing installed base which will provide a solid foundation for future replacement parts and upgrades.

     Substantially all of the Company's principal passenger transit products are engineered to customer specifications. Consequently, there is less standardization among the Company's transit products than there is with its freight and locomotive products. The Company views its transit business as being comprised of three distinct segments: aftermarket sales of replacement parts, new products (upgrades) for existing vehicles and OEM sales. The first two segments constituted more than 50% of the Company's traditional transit sales in 1996, with the remainder consisting of OEM sales. Because the market for OEM sales has been at a cyclical low during the past several years, the Company expects that the OEM sales market presents an opportunity for improved growth during the next several years. The overall market for replacement parts and upgrades is relatively stable because the installed passenger transit vehicle base in the United States and Canada has remained constant at approximately 20,000 vehicles (based on the Company's estimates). Currently, nearly 80% of the Company's passenger transit division's total sales are in the brake controls, couplers and door product lines.

     The Company's principal transit products include electronic brake equipment, pneumatic control equipment, air compressors, tread brakes and disc brakes, couplers, collection equipment, overhead electrification, monitoring systems, wheels, climate control and door equipment and components.

     Replacement parts constitute the largest requirement to maintain a transit fleet. The Company administers its replacement parts business from its facilities in Spartanburg, South Carolina, Stoney Creek, Ontario, Niles, Illinois and Montreal, Quebec. The replacement parts organization offers advanced concepts in services, including the packaging of all parts needed to perform an overhaul or "kitting". The Company's replacement parts are sold primarily to in-house repair shops and transit authorities.

     The Company's repair and service centers are located near major transportation centers, including Chicago, Illinois, Atlanta, Georgia, Sun Valley, California, Yonkers, New York, Stoney Creek, Ontario and Montreal, Quebec. Repair cycles for passenger transit vehicles vary by transit authority. Most authorities, however, have instituted preventative maintenance programs so that at fixed periods within the life cycle of the equipment they perform major overhauls and renewal of the equipment. As in the locomotive and freight markets, the Company is endeavoring to increase its business in the passenger transit repair market. The Company believes that it has substantial opportunities to increase this business as a result of increased maintenance programs and more extensive outsourcing of repair work.

     The Company's products are installed in virtually every major transit system in North America (including AMTRAK, Canada's Via Rail, the New York Metropolitan Transit Authority and the transit systems serving Chicago, Philadelphia, Atlanta, Toronto, Boston, Los Angeles, San Francisco and Washington, D.C.). The Company's OEM products are sold to the major worldwide passenger transit manufacturers, including Bombardier, Inc., Kawasaki Rail Car Inc., Hitachi Limited, Siemens AG and GEC Alsthom.

  FRICTION AND OTHER

     The Company's friction products operations are in Laurinburg, North Carolina, Southeastern Australia and Eastern France. Friction products are sold as original equipment and as aftermarket brake shoe replacements primarily to the Company's freight, transit and locomotive markets. Total sales of friction products increased 35% over 1995 sales primarily as a result of the 1996 acquisition of Futuris Industrial Products Pty of Australia ("Futuris"). The Company's other operations consist primarily of the manufacture and sale of industrial rubber products and iron foundry products and metal finishing. The Company's rubber products are particularly well suited to industrial applications requiring unique compounds which perform well under harsh conditions. The rubber products industry is fragmented, with numerous small to medium-sized participants. Demand for industrial rubber products by third parties amounted to one-third of output and has been increasing. In response, the division opened a new plant in 1994 in Ball Ground, Georgia to supply the increasing demand and expanded the plant's capacity in 1995. The Company's Benn Iron foundry manufactures complex ductile and grey iron castings requiring numerous cores and precise alloy composition requirements. Benn Iron also produces complex castings for non-railway applications, including components for manufacturers such as Caterpillar, Inc. and Detroit Diesel Corporation. The Company's Thermo Sealed division provides metal finishing and processing services, principally to the automotive industry. Thermo Sealed has perfected a thermal deburring technique for cleaning metal parts.

  INTERNATIONAL

     The Company's products are sold through licensees and agents in Japan, South America, Europe, South Africa, Korea, Taiwan, Thailand, Malaysia, India, Pakistan and The Peoples' Republic of China. Other than Canada, the Company's international sales currently comprise approximately 9% of its total net sales. In Japan, the Company has long-standing license relationships with NABCO (formerly Nippon Air Brake Company) and Mitsubishi Electric Company and in Australia with Westinghouse Brake Australia Limited. In Europe, the Company's products are sold to a limited extent through SAB WABCO Holdings B.V. ("SAB WABCO"), while friction products are sold directly through a subsidiary of the Company. The Company believes that international sales represent a significant opportunity for further growth.

     The Company is seeking to expand its international sales in each of its principal product lines through joint ventures with railway suppliers having a strong presence in local markets and through selected acquisitions. Due to differences in rail equipment requirements and other factors, the Company believes that its best opportunities for increased international sales currently are in areas of the world outside Europe and Japan. For passenger transit products the Company has been working with SAB WABCO for the establishment of a joint venture to market products outside of North America and Europe. The Company believes that such a joint venture would have a competitive advantage in terms of the products it can offer and the number of components it can provide for a given project.

     SAB WABCO has granted the Company a license to manufacture and sell certain brake products in the United States, Canada and Mexico. The term of the license extends to 2003. A component of the Company's long-term international strategy is its right of first refusal, subject to certain exceptions, to purchase SAB WABCO if prior to December 31, 1999 the current owner of SAB WABCO decides to sell more than 50% of its interest in SAB WABCO to a third party. There can be no assurance, however, that the Company will be able to acquire SAB WABCO.

     Management believes that The People's Republic of China represents an especially attractive market opportunity for the Company, in part because it utilizes North American/AAR-type railroad technology. The Company's products are installed on approximately 425 locomotives currently in use in China, giving it a base from which to expand future sales. The Company believes that it will be able to sell specific high technology braking products not available from Chinese manufacturers, such as ELX(TM) Empty Load Equipment and DECELOSTAT(R) microprocessor based slip-slide equipment. The Company also has sold approximately 3,000 Mark Series draft gears into the Chinese market.

     The Company believes that friction products represent an immediate opportunity for substantial increased international sales. WABCO has developed composition materials suitable for use on most rail systems worldwide. WABCO believes that its technological advantage and overall cost competitiveness in this product line should enable it to penetrate international markets. The Company intends to expand its direct European sales of friction products through its subsidiary, Cobra Europe, S.A., and to seek other outlets and distributors. Through the acquisition of Futuris, the Company significantly expanded its sales to Pacific rim countries. The Company, through Futuris, established a manufacturing and distribution joint venture, Pioneer Friction Products, for brake shoes for the Indian market in October 1996.

MANUFACTURING

     The Company believes strongly in its proven Kaizen (continuous improvement) technique which has been a major force in improving manufacturing processes throughout the Company. Kaizens involve large-scale collaborative sessions of shop floor employees, management, and, frequently, customers. Kaizens provide a means for the Company, despite its decentralization and lean management structure, to identify and implement the best manufacturing practices utilizing demand-flow cell methodology and to promote a common corporate culture. Since initiating the Kaizen approach in 1991, the Company has conducted over 50 formal Kaizens and over 375 projects resulting in manufacturing and other functional improvements. The Company is continuing the Kaizen process on a monthly basis, rotating through each of its plants. From 1990 to 1996, inventory turnover improved from 3.0x to 4.3x and sales per employee increased from $94,000 to $170,000.

     On a more regular basis than the Kaizens, the Company's Total Quality Improvement Program ("TQIP") involves employees at all levels of the Company to address quality problems as they arise and resolve them quickly. Management believes that both the Kaizens and TQIP have and will continue to have a significant positive impact on the quality of the Company's products, as well as productivity and responsiveness to customer needs.

     Most of the Company's manufacturing facilities are ISO 9001 certified facilities. The ISO rating is an international standard developed to ensure that engineering and manufacturing processes are at a very high level of competency. ISO 9001 is a very stringent standard.

     The Company has received numerous quality awards and certifications from its customers, including the Union Pacific Total Supplier Quality Award, General Motors Mark of Excellence, CSX Quality Management System Award, Conrail Certified Quality Supplier Award, National Association of Purchasing Managers Quality Assurance Program Award and annual TTX excellent supplier awards.

     The Company will continue its efforts to maintain its position as a low cost producer through the increased utilization of demand-flow cells and continued focus on increased productivity. Demand-flow cells, consisting of one or more employees, operate in conjunction with other cells to manufacture products as and when required by the customer. The production process is streamlined, inventory on hand is minimized, work force availability is maximized, and quality control is integrated into each major manufacturing step instead of limited to one final inspection of the finished product. The Company's use of demand-flow cells has led to improved customer service, increased inventory turnover rates, quickened response to changing market needs, improved quality control, higher productivity and reduced requirements for working capital and manufacturing and warehouse space.

     The Company's manufacturing processes also benefit from the internal production of some of the key components required for its products. The Company produces substantially all of its requirements for rubber products and iron foundry products and also utilizes Thermo Sealed for certain metal finishing work. This vertical integration contributes to overall costs control, quality maintenance and improvement and customer responsiveness. The Company believes that this vertical integration also enables the Company to adjust capacity to correspond to product development cycles more quickly and shortens new product cycle time.

ENGINEERING AND DEVELOPMENT

     In furtherance of its strategy of using technology to develop new products, the Company is actively engaged in a variety of engineering and development activities. The Company employs 342 engineering and development personnel (including product enhancement and support), 208 of whom have engineering degrees. These persons have generated an average of 45 new patents per year over the past three years. For the fiscal years ended December 31, 1994, 1995 and 1996, the Company incurred costs of approximately $10.8 million, $14.6 million and $18.2 million on product development and improvement activities (exclusive of manufacturing support), which expenditures represented 3.1%, 3.4% and 4.0% of net sales for the same periods, respectively. From time to time, the Company conducts specific research projects in conjunction with universities, customers and other railroad product suppliers.

     The Company's engineering and development program is largely focused upon new braking technologies, with an emphasis on the application of electronics to traditional pneumatic systems. Electronic actuation of braking has long been a part of the Company's transit product line but interchangeability, connectivity and durability have presented problems to establishing electronics in railway applications. Efforts are under way to develop both hard-wired and radio-activated braking systems. The Company is currently developing electro-pneumatic braking equipment for freight cars that include on-board electronics to monitor braking performance and communicate data to the locomotive.

SALES AND MARKETING

     In North America, the Company uses its sales force to market its products and services directly to end-users (railroads, transit authorities, utilities and leasing companies) and OEM locomotive and freight car builders. Although the Company's marketing personnel are based primarily in Wilmerding, the Company maintains regional sales offices throughout the United States. The use of regional sales offices permits the Company's field sales force to maintain close and frequent contact with customers. The Company supplements its sales efforts with the technical support of its engineering staff with respect to specific products, which advises on product design, cost estimation and bid preparation. The sales force can also request the assistance and involvement of the product managers for each major product line who can work directly with a customer to address specific customers' needs. Certain members of senior management also actively participate in marketing efforts which the Company believes has resulted in the development of close relationships with the purchasing managers, end-users of the products and senior management of many of the Company's principal customers. Marketing efforts consist of ongoing personal visits to customers' facilities, participation in industry and customer-sponsored seminars and trade conventions, and traditional advertising and public relations activities.

CUSTOMERS

     In 1996, approximately 53% of the Company's net sales were generated from the "aftermarket" sale of replacement parts, repair services and upgrade work purchased by end-users of rail vehicles such as railroads, transit authorities, utilities and leasing companies. The remaining 47% of the Company's net sales are derived from sales made directly to OEM manufacturers of locomotives, freight cars and passenger transit vehicles.

     The Company has developed and fostered long-term relationships with major purchasers of air brakes and related products, particularly manufacturers of locomotives, freight cars and passenger transit vehicles. The Company has also fostered relationships with the end-users of its products, principally owners and operators of locomotives, freight cars and passenger transit vehicles. Long-term customers are particularly important, given the limited number of buyers and purveyors of air brakes. Freight car end-users include railroads, utilities, leasing companies and major industrial companies. Although the Company services directly nearly 800 active customers, a small number of customers often represents a significant portion of the Company's net sales.

     In 1996, no one customer represented more than 10% of the Company's sales. A significant portion of the Company's OEM locomotive and freight car sales is the result of specifications by end-users. In the passenger transit market, almost all OEM sales are the result of specifications established by individual transit authorities and passenger railroads. In all product lines, the Company vigorously endeavors to have end-users adopt specifications which are compatible with the Company's products.

INTELLECTUAL PROPERTY

     The Company applies for patent and trademark protection where it believes the expense of doing so is justified. The Company currently has 474 United States patents (with 194 issued since 1990), with 58 applications pending, 42 United States trademarks and numerous foreign patents and trademarks throughout the world. The Company attempts to protect its intellectual property by legal action in situations where it feels such action is warranted. The Company also relies on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect its proprietary rights in its intellectual property.

     Certain trademarks, among them the name WABCO(R), were acquired or licensed by the Company from American Standard Inc. in 1990 pursuant to its acquisition of the North American operations of the Railway Products Group of American Standard (the "1990 Acquisition"). The Company owns or has the right to use all intellectual property rights in these trademarks to the extent such trademarks are used in connection with products and fields of use (businesses) acquired in the 1990 Acquisition. The intellectual property rights in such trademarks for use not in connection with the railway fields of use for WABCO were retained by American Standard.

     The Company is a party, as licensor and licensee, to a variety of license agreements. Although these license agreements collectively are valuable, and the Company is very proud of having had licensing arrangements with Japanese companies for 73 years, the Company does not believe that any single agreement, other than the SAB WABCO agreement discussed in the following paragraph, is of material importance to its business as a whole.

     The Company and SAB WABCO entered into a license agreement (the "SAB License") in December 1993, pursuant to which SAB WABCO granted the Company a license to the intellectual property and know-how related to the manufacturing and marketing of certain disc brakes, tread brakes and low noise and resilient wheel products. The Company is authorized to manufacture and sell the licensed products in North America (including to OEM manufacturers located outside North America if such licensed products are incorporated into a final product to be sold in North America). SAB WABCO has a right of first refusal to supply the Company with bought-in components of the licensed products on commercially competitive terms. To the extent SAB WABCO files additional patent or trademark applications, or develops additional know-how in connection with the licensed products, such additional intellectual property and know-how are also subject to the SAB License. The Company may, at its expense, request the service of SAB WABCO in manufacturing, installing, testing and maintaining the licensed products and providing customer support. SAB WABCO is entitled to a free, nonexclusive license of the use of any improvements to the licensed products developed by the Company. If any such improvements are patented by the Company, SAB WABCO has the right to request the transfer of such patents upon payment of reasonable compensation therefor; in such cases, the Company is entitled to a free, nonexclusive license to use the patented product. The Company is required to pay a lump sum fee for certain licensed products as well as royalties based on specified percentages of sale. The license expires December 31, 2003, but may be renewed for additional one-year terms.

     In connection with the Company's recapitalization in January, 1995, the Company and SAB WABCO agreed (i) to use their best efforts to negotiate an agreement to distribute each other's products, (ii) to explore the feasibility of a joint venture to expand into regions where neither is currently represented, (iii) that the SAB License will be amended to include additional disc brake and tread brake technology, (iv) that SAB WABCO will in the future grant to the Company a license for the manufacture and sale of electronic brake equipment that it designs, (v) that SAB WABCO will grant to the Company the right to purchase SAB WABCO's option on 40% of the shares in SAB WABCO de Brasil, and (vi) that the Company will have a right of first refusal to purchase SAB WABCO if prior to December 31, 1999 the current owner decides to sell more than 50% of its interest in SAB WABCO to a third party, subject to certain exceptions. There is no assurance that the Company and SAB WABCO will reach agreement on issues relating to future cooperation or that the Company will be able to acquire SAB WABCO. Accordingly, the Company and SAB WABCO could be competitors in international markets.

COMPETITION

     The Company operates in a competitive marketplace. Price competition is strong and the existence of cost conscious purchasers of a limited number has historically limited WABCO's ability to increase prices. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. The Company believes that it is well positioned to succeed in its markets. The Company also believes that many of its products provide customers with opportunities to reduce existing maintenance costs and improve efficiency. The Company's principal competitors vary to some extent across its principal product lines. However, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG (collectively, "NYAB/Knorr"), is the Company's principal overall OEM competitor. The Company's competition for locomotive, freight and passenger transit repair business is primarily from the railroads' and passenger transit authorities' in-house operations, as well as from Comet Industries and NYAB/Knorr.

  LOCOMOTIVE

     The Company's principal competitor in OEM locomotive braking equipment is NYAB/Knorr. In OEM compressor sales, the Company's principal competitor is Gardner-Denver. Traditionally, the Company has been the primary supplier of air cooled compressors to GE and Gardner-Denver has been the primary supplier of water cooled compressors to GM. Pulse's primary competitors are Q-Tron, GE-Harris, Quantum Engineering, Rockwell International (through its recent acquisition of TSM) and Union Switch & Signal Inc.

     In sales of rubber replacement parts, the Company's competition includes Longwood Elastomers Inc. and other smaller firms. In compressor replacement parts, Gardner-Denver and Triangle Engineering Corp. are the major competitors. Management believes that the Company has established itself over the years as one of the most important North American locomotive parts suppliers.

  FREIGHT CAR

     The Company's principal competitor in freight car braking equipment is NYAB/Knorr. In the draft gear product line, the Company's principal competitor is Miner Enterprises Inc. In the hand brake and slack adjuster product line, the Company's principal competitor is Ellcon National.

  PASSENGER TRANSIT

     The Passenger Transit division's major competitor in the brake and compressor business is NYAB/ Knorr. In the bus door equipment business the major competitor is Gebr. Bode & Company of Germany, and in the rail door equipment business competitors include SMC Pneumatics (UK) Ltd. and IFE AG of Austria. Other competitors are Stone-Safety Corp. and Thermo King Corp. (a subsidiary of Westinghouse Electric Corp.) in the climate control market, Westcode (a former 50% owned subsidiary of the Company) in the door control market and both Dellner and Scharfenburg in the coupler business. In the replacement parts business segment, the Company competes with a number of independent machine shops which reproduce the Company's product designs and sell directly to various transit systems.

SUPPLIERS

     The Company actively purchases from over 400 suppliers. The Company has maintained an excellent relationship with its suppliers. In 1996, no single supplier accounted for more than 10% of total purchases made by the Company.

     Approximately 90% of the Company's iron casting needs are provided by its subsidiary, Benn Iron, with the remainder provided by two other suppliers. Most of the rubber products and all of the friction products required by the Company are provided in-house by subsidiaries. The Company believes that its integrated manufacturing facilities provide it with strategic and competitive advantages.

BACKLOG

     As of February 28, 1997, the Company had a total backlog of firm orders with an aggregate sales price of approximately $214 million, as compared to a total backlog of firm orders with an aggregate sales price of approximately $214 million as of December 31, 1996. Of the year-end 1996 amount, $152 million was attributable to passenger transit products and $62 million was attributable to railway and other products. Other than the transit market, backlog is not a significant component of the Company's business, and management believes it is not an important indicator of future business performance. Because of the Company's quick turnaround time, the Company's locomotive and freight customers tend to order products from the Company on an as-needed basis. Based upon industry data concerning freight and locomotive OEM backlog, the Company believes that demand for its products will remain reasonably strong. With respect to OEM passenger transit products, there is a longer lead time for car deliveries and, accordingly, the Company carries a larger backlog of orders.

REGULATION

     The Federal Railroad Administration ("FRA") administers and enforces federal laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The Association of American Railroads ("AAR") also promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on railroads in the United States. New products generally must undergo AAR testing and approval processes. As a result of these regulations, the Company must maintain certain certifications with the AAR as a component manufacturer, and products sold by the Company must meet AAR and FRA standards.

EMPLOYEES

     As of December 31, 1996, the Company had 3,181 employees, approximately 1,020 of whom were unionized. Approximately 315 employees at the Freight Car facility in Ontario, Canada are represented by the National Automotive, Aerospace, Transportation, and General Workers Union. The current three-year union contract covering this facility expires in April 1998. Approximately 283 employees at the Locomotive and Rubber Products division facilities in Wilmerding and Greensburg, Pennsylvania are represented by the United Electrical, Radio and Machine Workers of America. The union contract for these facilities extends through May, 2001. Approximately 320 employees at the Benn Iron foundry in Ontario, Canada are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (U.A.W.). The three-year union contract for this facility expires in September 1997. Approximately 30 employees at the Futuris Industrial Products facilities in Australia are represented by Metal Trades Industry Association of Australia. One of the contracts is currently being negotiated, and the other contract expires in November 1997. Approximately 72 employees at the Vapor facility in Montreal, Quebec, Canada are represented by a local association. A five year contract for this facility has recently been reached. No significant work stoppages or significant labor problems have occurred since 1982. The Company considers its relationship with its employees to be good. The majority of non-union employees in the United States (approximately 1,200 employees) participate in the Company's Employee Stock Ownership Plan ("ESOP").

ENVIRONMENTAL MATTERS

     The Company is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. The Company believes that its operations currently comply in all material respects with all of the various environmental laws and regulations applicable to its business; however, there can be no assurance that environmental requirements will not change in the future or that the Company will not incur significant costs to comply with such requirements.

     Under the terms of the purchase agreement and related documents for the 1990 Acquisition, American Standard indemnified the Company for certain items including environmental claims. American Standard has indemnified the Company for any claims, losses, costs and expenses arising from (i) claims made in connection with any of the environmental matters disclosed by American Standard to the Company at the time of the 1990 Acquisition, (ii) any pollution or threat to human health or the environment related to American Standard's (or any previous owner's or operator's) ownership or operation of the properties acquired by the Company in the 1990 Acquisition, which pollution or threat was caused or arises out of conditions existing prior to the 1990 Acquisition (limited to environmental laws in effect as of December 31, 1991), and (iii) any material claim ("Environmental Claim") alleging potential liability for the release of pollutants or the violation of any federal, state or local laws or regulations relating to pollution or protection of human health or the environment, for which American Standard has retained liability. Such indemnity covers investigatory costs only if the investigation is undertaken pursuant to a larger Environmental Claim and to the extent of American Standard's pro-rata liability for such larger Environmental Claim. American Standard has no obligation to indemnify for investigatory costs incurred by the Company independently or otherwise unrelated to an indemnifiable event. American Standard's indemnification obligations are limited to aggregate amounts in excess of $500,000. The Company has exceeded this deductible. In addition, American Standard's indemnification obligation with respect to RFPC-related claims only extends to 50% of the amount claimed, up to a maximum of $14 million (provided liability is asserted directly and solely against RFPC). The indemnification obligations survive until 1997 with respect to non-third party claims and until 2000 with respect to third party claims. If American Standard should be unable to meet its obligations under this indemnity, the Company will be responsible for such items. In the opinion of management, American Standard has the present ability to meet its indemnification obligations.

     The Company, through RFPC, has been named, along with other parties, as a potentially responsible party under the North Carolina Inactive Sites Response Act because of an alleged release or threat of release of hazardous substances at the "Old James" landfill site in Laurinburg, North Carolina. Based upon discussions with a representative of the North Carolina Department of Environment, Health and Natural Resources, the Company believes that the total costs for all parties associated with the cleanup activities at this site should not exceed $1 million. The Company believes that any such cleanup costs for which it may be held responsible are covered by (i) the American Standard indemnity discussed above and (ii) an insurance policy for environmental claims provided by Manville Corporation, the former 50% owner of RFPC, in connection with WABCO's 1992 acquisition of Manville Corporation's interest in RFPC. Pursuant to the terms of the purchase agreement for the acquisition of Manville Corporation's interest in RFPC, Rocky Mountain International Insurance, Ltd., an affiliate of Manville Corporation, provided an insurance policy to cover any claims, losses, costs and expenses relating to, among other things, environmental liabilities arising from conditions existing at RFPC sites prior to the acquisition (limited to environmental laws in effect as of July 1992). This insurance policy is the sole remedy for the Company with respect to covered claims. The insurance policy survives until July 2002. The aggregate limit of coverage under the insurance policy provided by Manville Corporation is $12.5 million. In addition to the insurance policy provided by Manville Corporation, American Standard's indemnification obligations described above cover 50% of RFPC-related claims.

     The Company believes that the indemnification agreements and insurance policy referred to above are adequate to cover any potential liabilities during their respective terms arising in connection with the above-described environmental conditions. None of the insurance or indemnification agreements is currently the subject of any dispute.

     In March 1994, WABCO retained an environmental consultant to study the environmental conditions at the Wilmerding, Pennsylvania property. The purpose of the investigation was to evaluate whether contaminants were present at the property. This study was undertaken at the Company's sole initiative. The consultant identified four primary areas that may require remediation because of elevated levels of certain volatile organic compounds believed to have originated before the 1990 Acquisition. The consultant also recommended several options to address the contamination. Remediation of several areas is currently being conducted and the Company is evaluating which option will be selected for the remaining areas. The Company is not required to conduct any remediation at the property because of a consent decree or government order. The consultant anticipates that the cost of remediation at the property will range between $100,000 and $1,000,000, depending upon the final option selected. Costs of remediating the property are covered by the American Standard indemnity described above.

ITEM 2. PROPERTIES

     The following table provides certain summary information with respect to the principal facilities owned or leased by Company. The Company believes that its facilities and equipment are in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. However, the Rockville, Maryland facility is operating at capacity, and a replacement facility is planned for 1998 to allow for expected growth. The Greensburg, Pennsylvania, Niles, Illinois and Chicago, Illinois properties are subject to mortgages to secure the Company's indebtedness under the Credit Agreement. The Company's corporate headquarters are located in the Wilmerding, Pennsylvania site.

                                                                              OWN/      APPROX. SQ.
        LOCATION                 PRIMARY USE               DIVISION           LEASE       FOOTAGE
------------------------    ----------------------    -------------------    -------    ------------
Greensburg, PA              Manufacturing             Rubber                 own            97,830
Ball Ground, GA             Manufacturing             Rubber                 lease          30,000
Chicago, IL                 Manufacturing             Freight                own           111,500
Burlington, Ontario         Manufacturing             Thermo Sealed          own            46,209
Burlington, Ontario         Manufacturing             Thermo Sealed          own            28,165
Laurinburg, NC              Manufacturing             Friction               lease         105,000
Wetherill Park, NSW         Manufacturing             Friction               lease          73,141
Tottenham, VIC              Manufacturing             Friction               lease          26,910
St-Laurent, Quebec          Manufacturing             Passenger transit      own           106,000
Niles, IL                   Manufacturing             Passenger transit      own           355,300
Wilmerding, PA              Manufacturing/Repair      Locomotive             own           850,000(1)
Stoney Creek, Ontario       Manufacturing/Repair      Freight                own           189,170
Spartanburg, SC             Manufacturing/Repair      Passenger transit      lease         183,600
Rockville, MD               Manufacturing/Repair      Locomotive             lease          44,000
Chicago, IL                 Repair Center             Freight/Locomotive     own            11,400
Columbia, SC                Repair Center             Freight/Locomotive     lease          12,250
Kansas City, KS             Repair Center             Freight/Locomotive     lease          21,627
Winnipeg, Manitoba          Repair Center             Freight/Locomotive     lease          20,000
Vacaville, CA               Repair Center             Freight/Locomotive     lease          21,600
Sun Valley, CA              Repair Center             Passenger transit      lease           4,000
Yonkers, NY                 Repair Center             Passenger transit      lease          12,000
Wallaceburg, Ontario        Foundry                   Benn Iron              own           127,555

---------

(1) Approximately 250,000 square feet currently are used in connection with WABCO'S operations.

     The leases on the manufacturing facilities are long-term; the earliest to expire expires June 30, 1997, but the lease includes options to renew. The leases on the repair centers are for three-year terms, with renewal options; the earliest to expire expires March 31, 1997. The Company also leases several sales offices throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

     There are various pending lawsuits and claims arising out of the conduct of the Company's business. These include claims by employees of third parties who allege they were exposed to asbestos while handling American Standard products manufactured prior to the 1990 Acquisition. American Standard discontinued the use of asbestos in its products in 1980. American Standard has indemnified the Company against these claims and is defending them. Under the terms of the purchase agreement and related documents for the 1990 Acquisition, American Standard has indemnified the Company for any claims, losses, costs and expenses arising from, among other things, product liability claims by third parties, intellectual property infringement actions and any other claims or proceedings, in each case to the extent they related to events occurring, products sold or services rendered prior to the 1990 Acquisition and affect the properties acquired by the Company. American Standard's indemnification obligations are limited to aggregate amounts in excess of $500,000 and, as described above, this deductible has already been exceeded. In addition, American Standard's indemnification obligation with respect to RFPC-related claims only extends to 50% of the amount claimed, up to a maximum of $14 million (provided liability is asserted directly and solely against RFPC). The indemnification obligations survive until 1997 with respect to non-third party claims, and until 2000 with respect to third party claims.

     From time to time the Company is involved in litigation relating to claims arising out of its operations in the ordinary course of business. As of the date hereof, the Company is involved in no litigation which the Company believes will have a material adverse effect on its financial condition or results of operations. The Company historically has not been required to pay any material liability claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the nine executive officers of the Company as of March 1, 1997.

          NAME             AGE                       OFFICE WITH THE COMPANY
-------------------------  ---     -----------------------------------------------------------
William E. Kassling        52      Director, President, Chairman and Chief Executive Officer
Robert J. Brooks           52      Director and Chief Financial Officer
Emilio A. Fernandez        52      Director, Executive Vice President of the Company and
                                     President of Pulse
Howard J. Bromberg         54      Vice President and General Manager, Locomotive and Moulded
                                     Products
John M. Meister            49      Vice President and General Manager, Passenger Transit
Mark C. Van Cleave         38      Vice President and General Manager, Cardwell Westinghouse
George A. Socher           48      Vice President and Corporate Controller
Kevin P. Conner            39      Vice President, Human Resources
Alvaro Garcia-Tunon        44      Vice President, Corporate Planning and Investor Relations

     William E. Kassling has been a director, President, Chairman and Chief Executive Officer and General Manager of Freight Products Operations of the Company since the 1990 Acquisition. From 1984 until 1990 he headed the Railway Products Group of American Standard Inc. Between 1980 and 1984 he headed American Standard's Building Specialties Group and between 1978 and 1980 he headed Business Planning for American Standard. Mr. Kassling is a director of Dravo Corp., Scientific Atlanta, Inc. and Commercial Intertech, Inc.

     Robert J. Brooks has been a director and Chief Financial Officer of the Company since the 1990 Acquisition. From 1986 until 1990 he served as worldwide Vice President, Finance for the Railway Products Group of American Standard. Mr. Brooks is a director of Crucible Materials Corp.

     Emilio A. Fernandez has been director and Executive Vice President of the Company since the Company's January 1995 acquisition of Pulse Electronics, Inc. and is also President of Pulse, which he co-founded in 1975. Mr. Fernandez is a director of PMI, Inc.

     Howard J. Bromberg has been Vice President and General Manager, Locomotive and Moulded Products since September 1995. From 1990 until September 1995, Mr. Bromberg served as Vice President and General Manager of the Company's Locomotive and Rubber Products Unit. From 1987 until 1990 he served as General Manager of the Locomotive/Rubber Products group of the Railway Products Group of American Standard.

     John Meister has been Vice President and General Manager of the Company's Passenger Transit Unit since the 1990 Acquisition. From 1985 until 1990 he was General Manager of that business unit for the Railway Products Group of American Standard.

     Mark C. Van Cleave has been Vice President and General Manager of the Company's subsidiary, Cardwell Westinghouse, since September 1995. From 1993 until September 1995 Mr. Van Cleave was Vice President, Commuter and Coal Operations of Chicago & North Western Transportation Company. From 1992 until 1993 he was Assistant Vice President of Commuter Operations thereof and from 1989 until 1992 he was General Superintendent of Maintenance Operations thereof.

     George A. Socher has been Vice President and Corporate Controller of the Company since July 1995. From 1994 until June 1995 Mr. Socher was Corporate Controller and Chief Accounting Officer of Sulcus Computer Corp. From 1990 until 1994 he was Corporate Controller of Stuart Medical Inc.

     Kevin P. Conner has been Vice President of Human Resources of the Company since the 1990 Acquisition. From 1986 until 1990, Mr. Conner was Vice President of Human Resources of the Railway Products Group of American Standard.

     Alvaro Garcia-Tunon has been Vice President of Corporate Planning and Investor Relations of the Company since August 1995. From 1990 until August 1995 Mr. Garcia-Tunon was Vice President of Business Development of Pulse Electronics, Inc.

     The executive officers are elected annually by the Board of Directors of the Company at an organizational meeting which is held immediately after each Annual Meeting of Stockholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SHARES OF COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is listed on the New York Stock Exchange. As of March 14, 1997, there were 37,488,733 shares of Common Stock held by 244 holders of record. The high and low sales price of the shares and dividends paid per share were as follows:

                                                          HIGH         LOW       DIVIDEND
                                                         -------     -------     --------
        1996:
        Fourth.........................................  $13.000     $10.625       $.01
        Third..........................................  $13.125     $10.250       $.01
        Second.........................................  $14.125     $10.750       $.01
        First..........................................  $11.875     $ 9.125       $.01
        1995:
        Fourth.........................................  $15.125     $ 8.625       $.01
        Third..........................................  $18.875     $14.125       $.01
        June 16-June 30................................  $15.000     $14.000         --

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial information of the Company and has been derived from financial statements audited by Arthur Andersen LLP, independent public accountants.

     This operating data should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

                                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                             1996           1995          1994          1993          1992
                                           ---------      --------      --------      --------      --------
                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Total sales, net........................   $ 453,512      $424,959      $347,469      $285,274      $229,552
Cost of sales...........................     300,163       278,901       229,544       195,872       167,593
                                           ---------      --------      --------      --------      --------
  Gross profit..........................     153,349       146,058       117,925        89,402        61,959
OPERATING EXPENSES:
Selling and marketing...................      18,643        13,047        10,738        10,190         8,779
General and administrative..............      29,437        22,791        18,025        16,921        15,592
Engineering.............................      18,244        14,577        10,819         8,015         7,626
Amortization............................       7,854         6,160         4,842         4,846         4,995
Other operating (income) expense........        (547)          181          (137)         (101)       (1,617)
                                           ---------      --------      --------      --------      --------
Income from operations..................      79,718        89,302        73,638        49,531        26,584
OTHER (INCOME) EXPENSES:
Interest................................      24,533        24,857         1,156         3,688         5,980
Interest to affiliates..................       1,619         6,141         9,742         9,742         9,608
Other expense (income), net.............         (82)         (205)          286        (3,378)          (92)
                                           ---------      --------      --------      --------      --------
Income before taxes, extraordinary item
  and change in accounting principle....      53,648        58,509        62,454        39,479        11,088
Income taxes............................      20,923        23,402        25,613        13,378         3,216
                                           ---------      --------      --------      --------      --------
Income before extraordinary item and
  change in accounting principle........      32,725        35,107        36,841        26,101         7,872
Loss on early extinguishment of debt....          --        (1,382)           --            --            --
Cumulative effect of change in
  accounting principle..................          --            --            --         2,000            --
                                           ---------      --------      --------      --------      --------
Net income..............................   $  32,725      $ 33,725      $ 36,841      $ 28,101      $  7,872
                                           =========      ========      ========      ========      ========
PER COMMON SHARE:
Income before extraordinary item and
  change in accounting principle........   $    1.15      $   1.32      $    .92      $    .65      $    .20
Loss on early extinguishment of debt....          --          (.05)           --            --            --
Cumulative effect of change in
  accounting principle..................          --            --            --           .05            --
                                           ---------      --------      --------      --------      --------
Net income..............................   $    1.15      $   1.27      $    .92      $    .70      $    .20
                                           =========      ========      ========      ========      ========
Weighted average shares outstanding.....      28,473        26,639        40,000        40,000        40,000

                                                                  AS OF DECEMBER 31,
                                           -----------------------------------------------------------------
                                             1996           1995          1994          1993          1992
                                           ---------      --------      --------      --------      --------
BALANCE SHEET DATA:
Working capital.........................   $  48,176      $ 36,674      $ 46,640      $ 28,703      $ 25,101
Property, plant and equipment, net......      95,844        72,758        67,346        66,378        68,267
Total assets............................     363,236       263,407       187,728       175,625       180,532
Total debt..............................     341,690       305,935        78,060       107,870       137,210
Stockholders' equity (deficit)..........     (76,195)     (108,698)       46,797        11,008       (15,965)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     A number of significant events occurred in 1996 and 1995 which impacted the Company's results of operations and financial condition:
     - In September 1996, the Company acquired the Vapor Group (a passenger transit door manufacturer) for a cash purchase price of $63.9 million, which was funded by additional term borrowings under the Company's credit facility. This acquisition contributed $30 million to 1996 revenues.

     - In January 1996, the Company acquired Futuris Industrial Products Pty (an Australian friction products manufacturer) for a cash purchase price of $15 million, which was funded by borrowing under the Company's revolving credit facility. This acquisition contributed revenue of $11 million in 1996.

     - In January 1995, the Company acquired Pulse Electronics for $54.9 million, consisting of $20 million cash, $17 million debt and common stock valued at $17.9 million. This acquisition contributed revenue of $49 million and $31 million in 1996 and 1995, respectively.

     - In January 1995 the Company completed a recapitalization transaction whereby it repurchased 20 million shares or 50% of its outstanding Common Stock for $300 million. This transaction was financed by both term and revolving debt and significantly increased the Company's debt and interest expense over the prior year. In conjunction with the recapitalization the Company established an ESOP which in turn purchased
       9.3 million of the 20 million shares described above in exchange for a $140 million loan from the Company.

     - In June 1995, the Company completed an Initial Public Stock Offering whereby it received net proceeds of approximately $95 million that were used to reduce outstanding debt; also, a public debt offering of $100 million was completed and the proceeds were used to reduce outstanding bank debt; and in June 1995 the Company entered into an Amended Bank Credit Agreement which provided for an aggregate credit facility of $250 million.

     - Primarily as a result of these events, total debt outstanding at December 31, 1996 was $342 million compared to $306 million at December 31, 1995; shareholders equity at December 31, 1996 was a negative $76 million compared to negative $109 million at December 31, 1995. Total interest expense for 1996 was $26.2 million versus 31.0 million for 1995.

     Net Sales for 1996 were $453.5 million, an increase of $28.5 million compared to $425.0 million in 1995. The Vapor and Futuris acquisitions, which contributed $40.7 million, were the main reasons for the increased revenue.

     Operating income for 1996 was $79.7 million compared to $89.3 million in 1995. Lower margins in the Company's locomotive pneumatics and freight car divisions and increased operating expenses accounted for the lower income.

     Net income for 1996 was $32.7 million or $1.15 per share compared to $33.7 million or $1.27 per share in 1995 (after an extraordinary charge of $2.3 million or $.05 per share). Reduced interest expense and lower overall effective tax rates in 1996 partially offset lower operating income.

RESULTS OF OPERATIONS

     The following tables set forth, for the period indicated, the Company's net sales by market:

                              NET SALES BY MARKET

                                                                YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------
                                          1996          1995          1994          1996       1995       1994
                                        --------      --------      --------        -----      -----      -----
                                                   (IN THOUSANDS)                        (% OF NET SALES)
Locomotives..........................   $118,454      $ 98,248      $ 55,980         26.1%      23.1%      16.1%
Freight cars.........................    211,082       240,405       211,123         46.6       56.5       60.8
Passenger transit....................   107,091..       72,242        68,482         23.6       17.0       19.7
Other................................     16,885        14,064        11,884          3.7        3.4        3.4
                                        --------      --------      --------        -----      -----      -----
  Net sales..........................   $453,512      $424,959      $347,469        100.0%     100.0%     100.0%
                                        ========      ========      ========        =====      =====      =====

     The following table sets forth certain data from the Company's Consolidated Statements of Operations for the fiscal years ended December 31, 1996, 1995 and 1994.

                                                                   YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------------
                                               1996        1995        1994         1996       1995       1994
                                              ------      ------      ------        -----      -----      -----
                                                      (IN MILLIONS)                     (% OF NET SALES)
Net sales..................................   $453.5      $425.0      $347.5        100.0%     100.0%     100.0%
Cost of sales..............................    300.2       278.9       229.5         66.2       65.6       66.0
                                              ------      ------      ------        -----      -----      -----
Gross profit...............................    153.3       146.1       118.0         33.8       34.4       34.0
Selling and marketing expenses.............     18.6        13.0        10.7          4.1        3.1        3.1
General and administrative expenses........     29.4        22.8        18.1          6.5        5.4        5.2
Engineering expenses.......................     18.2        14.6        10.8          4.0        3.4        3.1
Amortization expenses......................      7.9         6.2         4.9          1.7        1.5        1.4
Other operating income, net................      (.5)         .2         (.1)          .1         --         --
                                              ------      ------      ------        -----      -----      -----
    Income from operations.................     79.7        89.3        73.6         17.6       21.0       21.2
Interest expense...........................     24.5        24.9         1.2          5.4        5.9        0.3
Interest expense to affiliates.............      1.6         6.1         9.7           .4        1.4        2.8
Other expense (income), net................       --         (.2)         .3           --         --         .1
                                              ------      ------      ------        -----      -----      -----
    Income before income taxes.............     53.6        58.5        62.4         11.8       13.7       18.0
Income taxes...............................     20.9        23.4        25.6          4.6        5.5        7.4
                                              ------      ------      ------        -----      -----      -----
    Income before extra-ordinary item......     32.7        35.1        36.8          7.2        8.2       10.6
Cumulative effect of extra-ordinary item...       --        (1.4)         --           --        (.3)        --
                                              ------      ------      ------        -----      -----      -----
Net income.................................   $ 32.7      $ 33.7      $ 36.8          7.2%       7.9%      10.6%
                                              ======      ======      ======        =====      =====      =====

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

  Net Sales

     Net sales increased 7% to $453.5 million in 1996 from $425.0 million in 1995. The 1996 acquisitions of Vapor and Futuris accounted for $40.7 million of the increase; 1996 revenue also benefited from a full year of the Pulse acquisition versus eleven months in 1995. Partially offsetting these positive factors were lower sales in the Company's freight car division. Freight division sales decreased $29.3 million or 12% to $211.1 million in 1996 compared to $240.5 million in 1995 due, in part, to a 5% decline in the OEM market, as North American freight car deliveries fell from 60,853 units in 1995 to 57,877 units in 1996. A significant slowdown in both intermodal freight car and coal car production also adversely affected the mix of sales of the freight car division's products. Sales of locomotive related products increased by $20.3 million or 21% to $118.5 million in 1996 compared to $98.2 million in 1995. This increase, which was achieved in spite of a reduction in North American locomotive deliveries, was due to a significant increase in electronic related safety and braking equipment supplied by the Company's Railway Electronics Group. Sales of electronic related products, including the recently mandated end-of-train monitoring device, increased by over $13 million or 24% in 1996 compared to 1995 levels. Sales of the Company's historical locomotive products, including pneumatic brakes, compressors and air dryers increased by $5 million or 14%. Passenger transit sales increased by $34.9 million to $107.1 million in 1996 compared to $72.2 million in 1995. The acquisition of Vapor accounted for $30.1 million of the increase. Capital spending by most transit authorities remained stable. Sales of friction products, which are included within the freight, locomotive and transit markets, increased by $15.7 million in 1996 with the acquisition of Futuris accounting for $10.6 million of the increase. The effect of price increases on 1996 revenues was less than 2%.

  Gross Profit

     Gross Profit increased $7.3 million or 5%, to $153.3 million in 1996 compared to $146.1 million in 1995. The gross profit increase was due to the overall 7% increase in net sales. Gross margin, as a percentage of sales, declined slightly in 1996 to 33.8% versus 34.4% in 1995 primarily as a result of changes in product mix.

  Selling and Marketing Expenses

     Selling expenses increased $5.6 million in 1996 of which Vapor and Futuris and the effect of a full year of Pulse accounted for $4.4 million; increased expenses for the Company's international marketing activities accounted for the remainder of the increase.

  General and Administrative Expenses

     General and administrative expenses increased by $6.6 million of which Vapor and Futuris and a full year of Pulse accounted for $3.0 million; the remainder was due to increased corporate expenses including shareholder communications, legal expenses, insurance expenses and costs for expanded international activities.

  Engineering Expenses

     Engineering expenses, excluding manufacturing support engineering which is included in cost of sales, increased by $3.7 million; Vapor and Futuris accounted for $2.3 million and the balance of the increase was due to expanded staffing related to new product development, primarily within the electronics group.

  Amortization Expense

     Amortization expense increased by $1.7 million primarily as the result of the amortization of intangibles, including goodwill and technology, associated with the acquisitions of Vapor, Futuris and Pulse.

  Income from Operations

     Operating income in 1996 was $79.7 million versus $89.3 million in 1995. The decrease was primarily due to higher operating expenses and amortization which more than offset the increased gross profit.

  Interest Expense

     Total interest expense for 1996 was $26.2 million, a decrease of $4.8 million from 1995, primarily as a result of lower overall weighted average interest rates in 1996 and the reduced debt levels from the proceeds of the Company's IPO in June 1995.

  Income Taxes

     The Company's overall effective income tax rate declined to 39% in 1996 compared to 40% in 1995 due to lower effective state tax rates and the benefit of a Foreign Sales Corporation (FSC) established in 1996.

  Net Income

     Net Income for 1996 was $32.7 million compared to $35.1 million in 1995 (before an extraordinary charge of $2.3 million). The lower income resulted from higher operating costs providing for the future with additional engineering and international sales staffing, which more than offset the positive income changes.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

  Net Sales

     Net sales increased 22% to $425.0 million in 1995 from $347.5 in 1994. The acquisition of Pulse Electronics in January, 1995 accounted for $30.9 million or 40% of the increase. The remainder of the increase was due to increased demand for the Company's products in the Locomotive and Freight Car divisions. Net sales in the Freight Car division increased by $29.3 million or 13.9% to $240.4 million in 1995 compared to

$211.1 million in 1994 due to strong demand from new car deliveries and continued acceptance of recently introduced products including the ELX Empty Load Equipment and the truck mounted brake assembly; repair and service revenues in the Freight Car division increased nearly $8 million or 14% from continued retrofitting of older rolling stock with new valve stabilization and leakage protection features. The strong OEM revenues reflect the fact that North American freight car deliveries increased by 14.2% from 53,281 units in 1994 to 60,853 units in 1995. 1995 sales in the Locomotive division increased $42.2 million or 75% over 1994 levels; $30.9 million of the increase was due to the acquisition of Pulse Electronics. Excluding Pulse, locomotive revenue increased $11.3 million or 20% due primarily to North American locomotive deliveries increasing by over 18% from 1,034 units in 1994 to 1,217 units in 1995. Net revenues in the Passenger Transit division increased in 1995 by $3.8 million or 6% as spending for new vehicles by most transit authorities remained fairly stable. Other product sales consisting primarily of industrial rubber increased by $2.2 million or 18% as the Company expanded its outside rubber sales. Of the total 22% increase in net sales, price increases accounted for 2% or approximately $7 million, volume accounted for $39 million or 11% and the Pulse Acquisition comprised $30.9 million or 9%.

  Gross Profit

     Gross profit increased $28 million or 23.8% in 1995 and gross margin increased from 34.0% in 1994 to 34.4% in 1995. The improvement in gross profit was due to the 22% increase in sales volume and higher overall margins resulting from changes in product mix. Partially offsetting these factors was an increase in warranty expense of $3.4 million, from $4.7 million in 1994 to $8.1 million in 1995, primarily due to upgrade costs of $4.4 million for the Company's EPIC brake product line.

  Selling and Marketing Expenses

     Selling expenses increased $2.3 million, of which Pulse accounted for $1.2 million; other selling expenses for new product support increased $1.1 million or 10%, and as a percent of sales, the total remained constant at 3.1% in both 1994 and 1995.

  General and Administrative Expenses

     General and administrative expenses increased by $4.8 million of which increase Pulse accounted for $4.3 million. Excluding Pulse, general expenses increased by less than 3% or $.5 million.

  Engineering Expenses

     Engineering expenses, excluding manufacturing support engineering which is included in cost of sales, increased by $3.8 million; approximately $2.6 million of this was due to the Pulse Acquisition. The balance of $1.2 million represents increased engineering to support new product development.

  Amortization Expenses

     Amortization expenses increased by $1.3 million primarily due to amortization of intangibles, including goodwill, associated with the Pulse Acquisition.

  Income from Operations

     Operating income in 1995 increased by $15.7 million or 21.3% over the prior year due primarily to the higher sales volume while the Company was able to maintain profit margins at 21%.

  Interest Expense

     Total interest expense for 1995 was $31 million, an increase of $20.1 million over 1994 due primarily to the increased debt resulting from the Company's recapitalization transaction and establishment of an ESOP in January, 1995 partially offset by the proceeds of the IPO in June 1995.

  Income Taxes

     The Company's overall effective income tax rate for 1995 was 40% compared to 41% in 1994, due to lower effective state tax rates.

  Extraordinary Item

     The extraordinary item in 1995 of $1.4 million represents a net of tax charge resulting from the Company's June 1995 Amended Credit Facility which required the write-off of previously deferred debt financing cost.

  Net Income

     Net income for 1995 was $33.7 million compared to $36.8 million in 1994 as the increased 1995 operating income was offset by increased interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generated cash from operating activities of $58.9 million, $45.8 million and $43.7 million in the years 1996, 1995 and 1994, respectively. Cash generated from operating activities has been increasing primarily due to stable net income and improved asset management. Capital expenditures were $12.9 million, $16.2 million, and $12.9 million in 1996, 1995 and 1994, respectively. The majority of capital expenditures reflect spending for replacement equipment and molds as well as increased capacity and efficiency. The Company expects capital expenditures in 1997 to approximate $25 million with about $8 million of such capital expenditures to be used to invest in a new manufacturing facility and technology center for the electronics group, and the remainder for machinery and equipment to improve efficiency and quality in the freight and transit divisions as well as replacements.

     In 1996, the Company acquired both Vapor and Futuris for $64 million and $15 million, respectively. Both of these transactions had utilized borrowings for the entire purchase price. Also, in 1995 the Company acquired Pulse Electronics for $54.9 million, consisting of $20 million in bank borrowings, $17 million in a related party note and $17.9 million of WABCO Common Stock.

     As a result of the recapitalization transaction on January 31, 1995 and subsequent IPO and Senior Note offering and related Amended Bank Credit Facility transaction in June, 1995, the Company's debt structure and debt service requirements changed significantly.

     The Company debt structure at December 31, 1996 was $341,690, as is shown below in the "Actual" column.

     On March 4, 1997, one of the Company's major shareholders, Scandinavian Incentive Holding B.V. ("SIH"), agreed to sell the 10 million shares of WABCO Common Stock that it holds. Under the terms of the agreement, the Company will purchase 4 million shares at $11 per share, and an investment group consisting of Vestar Equity Partners, L.P., Harvard Private Capital Group, American Industrial Partners Capital Fund II, L.P. and certain members of Company management will acquire the remaining 6 million shares at the same price. The transaction is conditioned upon, among other things, obtaining approval of the Company's senior note holders. The Company intends to finance the purchase through borrowings under its credit facility.

     The pro forma disclosures reflect this subsequent event also described in
Note 19 to the financial statements whereby the Company agreed to repurchase 4 million shares of its common stock at an estimated cost of $11 per share and fund the transaction, including fees, with additional borrowings of $46 million. The transaction was approved by the Company's Board of Directors on March 4, 1997 and is expected to be completed by March 31, 1997.

                                                                              PRO FORMA
                                                                              FOR STOCK
                                                                 ACTUAL      RE-PURCHASE
                                                                --------     -----------
                                                                     (IN THOUSANDS)
                                                                ------------------------
        Borrowings under the Amended Bank Credit Agreement:
          Term loans.........................................   $163,700      $ 163,700
          Revolving credit notes.............................     61,000        107,000
          Senior notes, 9 3/8% due 2005......................    100,000        100,000
             Note payable--Pulse acquisition.................     16,990         16,990
                                                                --------     -----------
             Total...........................................   $341,690      $ 387,690
                                                                ========      =========
        Required 1997 principal payments.....................   $ 29,700      $  18,200
                                                                ========      =========
        Total estimated 1997 debt service including
          interest...........................................   $ 57,000      $  48,000
                                                                ========      =========

     The Company's primary source of liquidity, other than operations, is the $125 million revolving credit facility under the Company's Credit Agreement, as amended ($140 million on a pro forma basis). As of December 31, 1996, the Company had utilized approximately $61.0 million for borrowings and $10.5 million for letters of credit and therefore had remaining borrowing capacity of $53.5 million. (The Company's remaining borrowing capacity, after giving the pro forma effect to the stock repurchase described above, is approximately $23 million). Revolving credit borrowings are due January, 2001.

     Term borrowings under the Amended Credit Agreement are due in semi-annual installments which commenced June 30, 1996 with the final payment due January, 2002. Remaining scheduled annual payments are $18.2 million, $22.6 million, $40.2 million, $20.1 million and $41.4 million for the years ending 1997, 1998, 1999, 2000 and 2001, respectively, and $21.2 million due January 31, 2002. In addition, certain accelerated payments are required.

     For either Term Loans or Revolving Loans, the Company may choose from the following interest rate options: (a) the Alternate Base Rate, which is the greater of (i) Chase Manhattan Bank's prime rate, (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus one half of one percent and (iii) a rate based on the secondary market rate for three-month certificates of deposit plus 1%, in each case plus an applicable margin ranging from 0% to
 .375% based on WABCO's interest expense coverage ratio and leverage ratio, or
(b) the Adjusted LIBO Rate, which is the London interbank overseas rate for dollar deposits, as adjusted for statutory reserve requirements, plus an applicable margin ranging from .75% to 1.5%, based on WABCO's interest expense coverage ratio and leverage ratio. Interest is payable periodically. In addition, the Company must pay certain fees to the administrative agents and participating lending institutions, including a commitment fee of .375% on the unborrowed amount of the Term Loans and Revolving Loans. In order to reduce the impact of interest rate changes on this variable rate debt the Company has entered into interest rate swaps with three different lenders in the aggregate amount of $75 million. These agreements effectively change the Company's interest rate exposure from variable to fixed rates ranging from 7.22% to 8.37%. These agreements expire in 1998 and 1999.

     The Amended Credit Agreement limits the Company with respect to declaring or making cash dividend payments and prohibits the declaration or making of other distributions whether in cash, property, securities or a combination thereof, with respect to any shares of the Company's capital stock. However, the Company is permitted to pay $.01 quarterly dividends on the Common Stock, subject to certain conditions. The Amended Credit Agreement contains various other covenants and restrictions including, without limitation, the following: a limitation on the incurrence of additional indebtedness, a limitation on mergers, consolidations and sales of assets and acquisitions (other than mergers and consolidations with certain subsidiaries, sales of assets in the ordinary course of business, and acquisitions requiring WABCO to pay $5 million or less in any fiscal year and $20 million or less in the aggregate, respectively), a limitation on liens, a limitation on certain debt payments, a limitation on capital expenditures, a minimum fixed charge coverage ratio, a minimum interest expense coverage ratio and a maximum leverage ratio.

     The Company's senior notes issued in June 1995, bear interest at the rate of 9.375% and mature in June 2005. The net proceeds of the Note Offering were used to prepay an additional portion of the term loans outstanding under the existing credit agreement. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future indebtedness under (i) capitalized lease obligations, (ii) the Amended Credit Agreement, (iii) indebtedness of the Company for money borrowed and (iv) indebtedness evidenced by notes, debentures, bonds or other similar instruments for the payment of which the Company is responsible or liable unless, in the case of clause (iii) or (iv), in the instrument creating or evidencing the same or pursuant to which the same is outstanding, it is provided that such obligations are subordinate in right of payment to the Notes (collectively, Senior Indebtedness).

     The Company's indenture, pursuant to which the notes were issued, contains certain restrictive covenants which, among other things, limit the ability of the Company and certain of its subsidiaries to incur indebtedness, pay dividends on and redeem capital stock, create restrictions on investments in unrestricted subsidiaries, make distributions from certain subsidiaries, use proceeds from the sale of assets and subsidiary stock, enter into transactions with affiliates, create liens and enter into sale/leaseback transactions. The Company's indenture also restricts, subject to certain exceptions, the Company's ability to consolidate and merge with, or to transfer all or substantially all of its assets to, another person.

     As partial payment for the Pulse Acquisition, the Company issued the $17.0 million Long-Term Pulse Seller Note, due January 31, 2004. Interest is payable semiannually, and accrues until February 1, 1998 at the per annum rate of 9.5%; from February 1, 1998 until January 31, 2001, interest will accrue at the prime rate charged by Chase Manhattan Bank on December 31, 1997 plus 1%; from February 1, 2001 until January 31, 2004, interest will accrue at the prime rate charged by Chase Manhattan Bank on December 31, 2000 plus 1%.

     The ESOP Loan had an original term of 50 years, with annual payments of principal and interest of approximately $12 million. As a result of the inclusion of the U.S. Vapor salaried employees, the term of the ESOP loan will be reduced. The ESOP Loan bears interest at 8.5% per annum. The ESOP will repay the ESOP Loan using contributions from the Company. The Company is obligated to contribute amounts sufficient to repay the ESOP Loan. The net effect of the ESOP is that the Company's stock is allocated to employees in lieu a retirement plan that was previously a cash based defined benefit plan, and accordingly results in reduced cash outlays by an estimated $3 to $4 million annually.

     In conjunction with a plan approved on November 1, 1995 to repurchase up to one million shares of Common Stock, the Company had purchased 405,000 shares at an aggregate cost of approximately $3.8 million through December 31, 1996.

     Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the Amended Credit Agreement, will be adequate to make payments of principal and interest on debt, including the Notes, to make required contributions to the ESOP, to permit anticipated capital expenditures, and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

ENVIRONMENTAL MATTERS AND PRODUCT LIABILITY

     Based on available information, environmental matters and product liability claims do not presently represent material contingencies to the Company. See
Note 17 to the Company's December 31, 1996 Consolidated Financial Statements.

EFFECTS OF INFLATION; SEASONALITY

     General price inflation has not had a material impact on the Company's results of operations. Some of the Company's labor contracts contain negotiated salary and benefit increases and others contain cost of living adjustment clauses which would cause the Company's cost automatically to increase if inflation were to become significant. The Company's business is not seasonal, although the third quarter results generally tend to be slightly lower than other quarters, reflecting vacation and down time at its major customers during this period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are set forth in Item 14 of
Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III
ITEMS 10 THROUGH 13.

     In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein because the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 1997, which includes such information, will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this annual report. Such information is incorporated in this annual report by reference, except for the information required to be included in the Proxy Statements by paragraphs (i), (k) and (l) of Item 402 of Regulations S-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(A)    (1)  FINANCIAL STATEMENTS                                                       PAGE NO.
                                                                                       --------

            Report of Independent Public Accountants                                         27
            Westinghouse Air Brake Company Consolidated Balance Sheet as of December
              31, 1996 and 1995                                                              28
            Westinghouse Air Brake Company Consolidated Statement of Operations for
              the three years ended December 31, 1996, 1995 and 1994                         29
            Westinghouse Air Brake Company Consolidated Statement of Cash Flows for
              the three years ended December 31, 1996, 1995 and 1994                         30
            Westinghouse Air Brake Company Consolidated Statement of Shareholders
              Equity for the three years ended December 31, 1996, 1995 and 1994              31
            Notes to Consolidated Financial Statements                                       32
       (2)  FINANCIAL STATEMENT SCHEDULES
            Report of Independent Public Accountants                                         51
            Schedule II--Valuation and Qualifying Accounts                                   52
(B)         REPORTS ON FORM 8-K
            On October 3, 1996, the Company filed a Form 8-K related to the acquisition of the Vapor Group.
(C)     EXHIBITS:
        3.1       Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995**
        3.2       By-Laws of the Company as adopted, effective January 31, 1995**
        4.1       Form of Indenture between the Company and The Bank of New York**
        4.2       Form of Note (included in Exhibit 4.1)
        9         Second Amended WABCO Voting Trust/Disposition Agreement dated as of December
                  13, 1995 among the Management Investors (Schedules and Exhibits omitted)***
        10.1      Westinghouse Air Brake Company Employee Stock Ownership Plan and Trust,
                  effective January 31, 1995**
        10.2      ESOP Loan Agreement dated January 31, 1995 between Westinghouse Air Brake
                  Company Employee Stock Ownership Trust ("ESOT") and the Company (Exhibits
                  omitted)**
        10.3      Employee Stock Ownership Trust Agreement dated January 31, 1995 between the
                  Company and U.S. Trust Company of California, N.A.**
        10.4      Pledge Agreement dated January 31, 1995 between ESOT and the Company**
        10.5      Credit Agreement dated as of January 31, 1995 and Amended and Restated as of
                  February 15, 1995 and June 9, 1995 among the Company, various financial institutions, Chemical Bank Delaware, The Bank of New York and Credit Bank
                  Suisse (Schedules and Exhibits omitted)***
        10.6      Stockholders Agreement dated as of January 31, 1995 among the Company, SIH and RAC Voting Trust**

        10.7      Common Stock Registration Rights Agreement dated as of January 31, 1995 among the Company, SIH, RAC Voting Trust, Vestar Capital, Pulse Electronics, Inc.,
                  Pulse Embedded Computer Systems, Inc., the Pulse Shareholders and ESOT
                  (Schedules and Exhibits omitted)**
        10.8      Indemnification Agreement dated January 31, 1995 between the Company and the
                  RAC Voting Trust trustees**
        10.9      Agreement of Sale and Purchase of the North American Operations of the
                  Railway Products Group, an operating division of American Standard Inc., dated as of 1990 between Rail Acquisition Corp. and American Standard Inc.
                  (only provisions on indemnification are reproduced)**
        10.10     Letter Agreement (undated) between the Company and American Standard Inc. on environmental costs and sharing**
        10.11     Purchase Agreement dated as of June 17, 1992 among the Company, Schuller
                  International, Inc., Manville Corporation and European Overseas Corporation
                  (only provisions on indemnification are reproduced)**
        10.12     Asset Purchase Agreement dated as of January 23, 1995 among the Company,
                  Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded
                  Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits
                  omitted)**
        10.13     License Agreement dated as of December 31, 1993 between SAB WABCO Holdings
                  B.V. and the Company**
        10.14     Letter Agreement dated as of January 19, 1995 between the Company and Vestar
                  Capital Partners, Inc.**
        10.15     Westinghouse Air Brake Company 1995 Stock Incentive**
        10.16     Westinghouse Air Brake Company 1995 Non-Employee Directors' Fee and Stock
                  Option Plan**
        10.17     Form of Employment Agreement between William E. Kassling and the Company**
        10.18     Letter Agreement dated as of January 1, 1995 between the Company and Vestar
                  Capital Partners, Inc.**
        10.19     Form of Indemnification Agreement between the Company and Authorized
                  Representatives**
        10.20     Share Purchase Agreement between Futuris Corporation Limited and the Company
                  (Exhibits omitted)**
        10.21     Purchase Agreement dated as of September 19, 1996 by and among Mark IV
                  Industries, Inc., Mark IV PLC, and W & P Holding Corp. (Exhibits and
                  Schedules omitted)****
        10.22     Purchase Agreement dated as of September 19,1996 by and among Mark IV
                  Industries Limited and Westinghouse Railway Holdings (Canada) Inc. (Exhibits
                  and Schedules omitted)****
        21        List of subsidiaries of the Company*
        23        Consent of Arthur Andersen LLP*
        28        Form 11-K for the Westinghouse Air Brake Company Employee Stock Ownership
                  Plan and Trust for the fiscal year ended December 31, 1996*

---------

   * Filed herewith

  ** Filed as an exhibit to the Company's Registration Statement on Form S-1
     (Registration No. 33-90866)

 *** Filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995

**** Filed as an exhibit to the Company's Current Report on Form 8-K, filed
     October 3, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Westinghouse Air Brake Company:

     We have audited the accompanying consolidated balance sheet of Westinghouse Air Brake Company (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westinghouse Air Brake Company and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
March 4, 1997

                         WESTINGHOUSE AIR BRAKE COMPANY

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                                    1996          1995
                                                                                  ---------     --------
                                                 ASSETS
CURRENT ASSETS:
Cash............................................................................  $     618     $    210
Accounts receivable.............................................................     73,507       45,644
Inventories.....................................................................     62,355       52,922
Deferred tax assets.............................................................      9,517        3,483
Other current assets............................................................      4,172        4,459
                                                                                  ---------     --------
    Total current assets........................................................    150,169      106,718
Property, Plant and Equipment...................................................    162,324      125,036
Less--Accumulated depreciation..................................................    (66,480)     (52,278)
                                                                                  ---------     --------
    Property, plant and equipment, net..........................................     95,844       72,758
OTHER ASSETS:
Prepaid pension costs...........................................................      4,608        4,441
Goodwill........................................................................     60,490       42,286
Intangibles.....................................................................     44,241       26,812
Debt issuance costs.............................................................      7,383        9,014
Other noncurrent assets.........................................................        501        1,378
                                                                                  ---------     --------
    Total other assets..........................................................    117,223       83,931
                                                                                  ---------     --------
    Total Assets................................................................  $ 363,236     $263,407
                                                                                  =========     ========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...............................................  $  29,700     $ 22,448
Accounts payable................................................................     23,789       20,698
Accrued income taxes............................................................      2,634        2,829
Advance deposits................................................................     13,330        7,257
Accrued compensation............................................................     10,947        6,766
Accrued warranty................................................................      8,172        3,655
Accrued interest................................................................      3,532        2,786
Accrued restructuring costs.....................................................      3,158           --
Other accrued liabilities.......................................................      6,731        3,605
                                                                                  ---------     --------
    Total current liabilities...................................................    101,993       70,044
Long-Term Debt..................................................................    311,990      283,487
Reserve for Postretirement Benefits.............................................     13,309       10,415
Accrued Pension Costs...........................................................      4,724        5,061
Deferred Income Taxes...........................................................      7,415        3,098
                                                                                  ---------     --------
    Total liabilities...........................................................    439,431      372,105
                                                                                  ---------     --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, 1,000,000 shares authorized, no shares issued
Common stock, $.01 par value; 100,000,000 shares authorized and 47,426,600
  shares issued.................................................................        474          474
Additional paid-in capital......................................................    104,321      104,776
Less--Treasury stock, at cost, 9,937,867 and 9,783,567 shares...................   (149,331)    (147,702)
Less--Unearned ESOP shares, 8,927,565 and 9,149,280 shares......................   (133,914)    (137,239)
Retained earnings...............................................................    105,363       73,765
Cumulative translation adjustment...............................................     (3,108)      (2,772)
                                                                                  ---------     --------
    Total shareholders' equity..................................................    (76,195)    (108,698)
                                                                                  ---------     --------
    Total Liabilities and Shareholders' Equity..................................  $ 363,236     $263,407
                                                                                  =========     ========

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE THREE YEARS ENDED DECEMBER 31,
                (DOLLARS IN THOUSANDS EXCEPT EARNINGS PER SHARE)

                                                                1996         1995         1994
                                                              --------     --------     --------
Net Sales..................................................   $453,512     $424,959     $347,469
Cost of Sales..............................................    300,163      278,901      229,544
                                                              --------     --------     --------
     Gross profit..........................................    153,349      146,058      117,925
Selling and Marketing Expenses.............................     18,643       13,047       10,738
General and Administrative Expenses........................     29,437       22,791       18,025
Engineering Expenses.......................................     18,244       14,577       10,819
Amortization Expense.......................................      7,854        6,160        4,842
Other Operating Expense (Income), net......................       (547)         181         (137)
                                                              --------     --------     --------
     Income from operations................................     79,718       89,302       73,638
Other Income and Expenses:
  Interest expense.........................................     24,533       24,857        1,156
  Interest expense to affiliates...........................      1,619        6,141        9,742
  Other (income) expense, net..............................        (82)        (205)         286
                                                              --------     --------     --------
Income before income taxes.................................     53,648       58,509       62,454
Income taxes...............................................     20,923       23,402       25,613
                                                              --------     --------     --------
Income before extraordinary item...........................     32,725       35,107       36,841
Loss on Extinguishment of Debt, Net........................         --       (1,382)          --
                                                              --------     --------     --------
Net Income.................................................   $ 32,725     $ 33,725     $ 36,841
                                                              ========     ========     ========
Income Per Common Share:
  Income before extraordinary item.........................   $   1.15     $   1.32     $    .92
  Loss on extinguishment of debt, net......................         --         (.05)
                                                              --------     --------     --------
Net income.................................................   $   1.15     $   1.27     $    .92
                                                              ========     ========     ========
Weighted average shares, in thousands......................     28,473       26,639       40,000
                                                              ========     ========     ========

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                               1996          1995         1994
                                                             ---------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................   $  32,725     $ 33,725     $ 36,841
Adjustments to reconcile net income to cash provided by
  operations--
  Depreciation and amortization...........................      22,249       18,634       16,057
  Provision for contribution to ESOP......................       2,870        2,597           --
  Extraordinary item......................................          --        1,382           --
  Deferred income taxes...................................       2,456       (1,137)      (1,024)
  Changes in certain assets and liabilities--
     Accounts receivable..................................      (9,868)       5,841       (7,657)
     Inventories..........................................       8,100       (7,932)      (7,698)
     Other assets and liabilities.........................      (2,376)      (3,311)         571
     Accounts payable.....................................      (6,574)       3,786          626
     Accrued income taxes.................................        (411)      (5,879)       3,230
     Accrued liabilities and advance deposits.............       9,740       (1,825)       2,765
                                                             ---------     --------     --------
          Net cash provided by operating activities.......      58,911       45,881       43,711
                                                             ---------     --------     --------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net..........     (12,855)     (16,205)     (12,853)
  Purchase of Pulse Electronics, Inc......................          --      (54,900)          --
  Purchase of Futuris Industrial Products, Ltd............     (15,040)          --           --
  Purchase of Vapor Corporation...........................     (63,850)          --           --
                                                             ---------     --------     --------
     Net cash used for investing activities...............     (91,745)     (71,105)     (12,853)
                                                             ---------     --------     --------
FINANCING ACTIVITIES:
  Payments of term debt...................................     (26,300)    (175,000)     (25,660)
  Proceeds from issuance of debt obligations..............      65,000      417,000           --
  Debt issuance fees......................................        (492)     (11,041)          --
  Purchase of treasury stock..............................      (1,629)    (165,602)          --
  Issuance of shares to acquire Pulse Electronics, Inc....          --       17,900           --
  Purchase of ESOP shares.................................          --     (140,040)          --
  Net borrowings (payments) on revolving credit
     arrangements.........................................      (2,935)      59,785       (4,150)
  Net proceeds from stock offering........................          --       95,454           --
  Payment of debt to affiliate............................         (10)     (73,910)          --
  Cash dividends..........................................      (1,127)        (285)          --
                                                             ---------     --------     --------
     Net cash provided by (used for) financing activities       32,507       24,261      (29,810)
                                                             ---------     --------     --------
Foreign currency translation adjustment...................         735         (131)         (37)
                                                             ---------     --------     --------
Increase (decrease) in cash...............................         408         (832)       1,011
Cash, beginning of year...................................         210        1,042           31
                                                             ---------     --------     --------
Cash, end of year.........................................   $     618     $    210     $  1,042
                                                             =========     ========     ========

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                        ADDITIONAL               UNALLOCATED               CUMULATIVE       TOTAL
                               COMMON    PAID-IN     TREASURY       ESOP       RETAINED    TRANSLATION  SHAREHOLDERS'
                               STOCK     CAPITAL       STOCK       SHARES      EARNINGS    ADJUSTMENT      EQUITY
                               ------   ----------   ---------   -----------   --------    ----------   -------------
Balance, December 31, 1993....  $400     $  9,600    $      --    $      --    $   3,484    $ (2,476)     $  11,008
Net income....................    --           --           --           --       36,841          --         36,841
Translation Adjustment........    --           --           --           --           --      (1,052)        (1,052)
                                ----     --------    ---------    ---------    ---------    ---------     ----------
Balance, December 31, 1994....   400        9,600           --           --       40,325      (3,528)        46,797
Net income....................    --           --           --           --       33,725          --         33,725
Cash Dividends ($.01 per
  share)......................    --           --           --           --         (285)         --           (285)
Purchase of treasury stock....    --           --     (165,602)          --           --          --       (165,602)
Loan to ESOP to purchase
  shares......................    --           --           --     (140,040)          --          --       (140,040)
Allocation of ESOP shares.....    --         (204)          --        2,801           --          --          2,597
Acquisition of Pulse
  Electronics.................    --           --       17,900           --           --          --         17,900
Initial public stock
  offering....................    74       95,380           --           --           --          --         95,454
Translation Adjustment........    --           --           --           --           --         756            756
                                ----     --------    ---------    ---------    ---------    --------      ---------
Balance, December 31, 1995....   474      104,776     (147,702)    (137,239)      73,765      (2,772)      (108,698)
Net income....................    --           --           --           --       32,725          --         32,725
Cash dividends ($.01 per
  share)......................    --           --           --           --       (1,127)         --         (1,127)
Purchase of treasury stock....    --           --       (1,629)          --           --          --         (1,629)
Allocation of ESOP shares.....    --         (455)          --        3,325           --          --          2,870
Translation Adjustment........    --           --           --           --           --        (336)          (336)
                                ----     --------    ---------    ---------    ---------    --------      ---------
Balance, December 31, 1996....  $474     $104,321    $(149,331)   $(133,914)   $ 105,363    $ (3,108)     $ (76,195)
                                ====     ========    =========    =========    =========    ========      =========

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

  Organization

     Westinghouse Air Brake Company (the Company) was incorporated in 1989 and in 1990 acquired the North American operations of the Railway Products Group of American Standard, Inc. (the "1990 Acquisition"). Until January 31, 1995, the Company was 50% owned by a group comprised of management and a private investment company, and 50% owned by Scandinavian Incentive Holding B.V. (SIH), a Netherlands corporation. The 50% interest owned by SIH was previously owned by Investment AB Cardo, which was acquired during 1994 by Incentive AB, a Swedish corporation and affiliate of SIH.

     The Company's equity and debt structure was significantly changed as a result of the recapitalization transaction on January 31, 1995 (see Note 2) and the initial public offering and note offering completed in June 1995 (see Note
3).

  Operations

     The Company is a manufacturer of railroad value added equipment and related safety and efficiency products for locomotives, freight cars and passenger transit vehicles. The Company's primary manufacturing operations are in the United States and Canada, and the Company's revenues have been primarily from North America. Because of the nature and similarity of customers in the United States and Canada, the Company considers this to represent one homogeneous market. International revenues, other than Canada, were 9%, 4% and 3% in 1996, 1995 and 1994, respectively. The Company's customer base consists of freight transportation (railroad) companies, locomotive and freight car original equipment manufacturers, railroads and transit car builders and public transit systems.

     The Company's operations and revenue base are generally dependent on the capital replacement cycles, for locomotives and freight cars, of the large North America based railroad companies. The passenger transit operations of the Company are dependent on the budgeting and expenditure appropriation process of federal, state and local governmental units for mass transit needs established by public policy.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified, where necessary, to conform with the current year presentation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates.

  Revenue Recognition Policy and International Sales

     The Company recognizes revenue once products have been shipped to the respective customers and the price for the product has been determined. Sales returns are infrequent and not material in relation to the Company's net sales.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory at December 31 are:

                                                        (DOLLARS IN
                                                         THOUSANDS)
                                                    --------------------
                                                     1996         1995
                                                    -------      -------
Raw materials....................................   $20,140      $17,118
Work-in-process..................................    31,294       20,262
Finished goods...................................    10,921       15,542
                                                    -------      -------
                                                    $62,355      $52,922
                                                    =======      =======

  Property, Plant and Equipment

     Property, plant and equipment additions are stated at cost. Expenditures for ordinary maintenance and repairs are expensed. Expenditures for renewals and betterments are capitalized. The Company provides for book depreciation over the following estimated useful lives of plant and equipment principally on the straight-line method. Accelerated depreciation methods are utilized for income tax purposes.

Land improvements................................     10-20 years
Buildings........................................     20-40 years
Machinery and equipment..........................      4-15 years

  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets, including patents and tradenames, are periodically reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued. Goodwill is amortized on a straight line basis over 40 years. Other intangibles are amortized on a straight line basis over their estimated economic lives.

  Statement of Financial Accounting Standards No. 123

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), in October 1995. This statement established a "fair value based method" of financial accounting and related reporting standards for stock-based employee compensation plans, such as the Company's 1995 Stock Incentive Plan (see Note 11). SFAS No. 123 became effective for calendar year 1996 and provides for adoption in the income statement or through footnote disclosure only. The Company has continued to account for its 1995 Stock Incentive Plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS 123, and has provided the new disclosure in the footnotes (see Note 11).

  Warranty Costs

     Warranty costs are accrued based on management's estimates of repair or upgrade costs per unit and historical experience. In recent years, the Company has introduced several new products. The Company does not have the same level of historical warranty experience for these new products as it does for its continuing products. Therefore, warranty reserves have been established for these new products based upon management's estimates. Actual future results may vary from such estimates. Warranty expense was $5,459,000, $8,123,000 and $4,723,000 for 1996, 1995 and 1994, respectively (which ranges from 1.9% to 1.1% of net sales), and the warranty reserve was $8,172,000 and $3,655,000 at December 31, 1996 and 1995, respectively. The increase in the warranty reserves is primarily due to the Vapor acquisition.

  Foreign Currency Translation

     The financial statements of the Company's Canadian subsidiaries are translated into U.S. currency under the guidelines set forth in SFAS No. 52 "Foreign Currency Translation".

  Interest Rate Swap Agreements

     The Company periodically enters into interest rate swap agreements to reduce the impact of interest rate changes on its variable rate bank credit borrowings. The interest rate differential to be paid or received is accrued as interest rates change and is recognized as interest expense in the period of change (see Note 4).

  Significant Customers and Group Concentrations of Credit Risk

     The Company's trade receivables are primarily from rail and transit industry original equipment manufacturers, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility companies and chemical companies. The allowance for doubtful accounts was $1,347,000 and $831,000 as of December 31, 1996 and 1995. No one customer accounted for more than 10% of the Company's sales in 1996 or 1994, although one customer did account for more than 10% in 1995.

  Research and Development

     Research and development costs are charged to expense as incurred.

  Income Taxes

     The provision for income taxes includes Federal, state and foreign income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities.

  Employee Benefits

     The Company provides certain benefits to substantially all of its active employees, such as medical insurance and retirement benefits, including pension and postretirement medical benefits. In connection with the recapitalization transaction described in Note 2, the Company formed an Employee Stock Ownership Plan (ESOP). In connection with the recapitalization and establishment of the ESOP in January 1995, the pension plan and postretirement health care plan for salaried employees were modified effective March 31, 1995 (see Notes 7 and 8).

     In 1994 the Company adopted Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which prescribes how employers should recognize liabilities for postemployment benefits provided to former and inactive employees and their dependents, other than retirees.

  Employees

     As of December 31, 1996, the Company employed 1,020 persons, or 32% of its workforce, who are covered by collective bargaining agreements. These agreements expire at various times between 1997 and 2001.

  Disclosures Regarding Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments approximate their related carrying values, except for: the Company's 9 3/8% senior notes term debt which have a fair value of approximately $102 million and a carrying value of $100 million and the $17 million 9.5% note payable, issued in connection with the Pulse acquisition, which has a fair value of $18 million and a carrying value of $17 million. The fair value of the Company's interest rate swaps (see Note 4) is approximately $1.2 million. This represents the estimated amount that the banks would receive to terminate the swap agreements at December 31, 1996 and the current creditworthiness of the swap counterparties.

  Supplemental Cash Flow Disclosure

                                               (DOLLARS IN THOUSANDS)
                                           -------------------------------
                                            1996        1995        1994
                                           -------     -------     -------
Cash paid during the year for:
  Interest..............................   $25,624     $28,290     $10,897
  Income taxes..........................   $20,452     $30,269     $23,184

  Earnings Per Share

     Earnings per common and common equivalent share is based upon the weighted average common and common equivalent shares outstanding during the year. Common Stock equivalents are attributable to outstanding common stock options. Primary and fully diluted earnings per share are the same.

2. RECAPITALIZATION:

     The Company's debt and capital structure was substantially changed during 1995 by (a) the recapitalization transaction on January 31, 1995, as described below, (b) an initial public offering (IPO) and a related note offering in June 1995 as more fully described in Note 3 and (c) a June 1995 amendment to the existing bank credit agreement as more fully described in Note 4.

     On January 31, 1995, an equity recapitalization transaction (the Transaction) was consummated. The Transaction, which resulted in the repurchase of 20,000,000 shares (or 50%) of the 40,000,000 previously outstanding shares of the Company's common stock, was made by the Company (10,664,000 shares) and a newly formed Employee Stock Ownership Plan and Trust (the ESOP) (9,336,000 shares). The stock repurchase was funded by new bank borrowings which were then subsequently refinanced as part of the IPO and related note offering (see Note
3) and the amended credit agreement (see Note 4).

3. INITIAL PUBLIC STOCK OFFERING AND NOTE OFFERING:

     In June 1995, the Company completed an IPO whereby it sold a total of 7,426,600 shares (including 426,600 shares pursuant to the underwriters over-allotment provision) of common stock resulting in aggregate net proceeds of $95.4 million. The proceeds from the IPO were used to fully repay $73.9 million of the 13% senior subordinated notes (see Note 4) and to repay a portion of the outstanding term loans.

     In connection with the IPO, the Company completed a public offering (the Note Offering) of $100 million principal amount of senior notes (the Notes) due 2005 (with an interest rate of 9.375%). The net proceeds of the Note Offering were used to prepay an additional portion of the term loans outstanding under the existing credit agreement (see Note 4).

4. LONG-TERM DEBT:

     At December 31, long-term debt consisted of the following:

                                                         (DOLLARS IN
                                                         THOUSANDS)
                                                    ---------------------
                                                      1996         1995
                                                    --------     --------
Revolving credit notes...........................   $ 61,000     $ 63,935
Term loan........................................    163,700      125,000
Senior notes, 9 3/8% due 2005....................    100,000      100,000
Note payable--Pulse acquisition..................     16,990       17,000
                                                    --------     --------
                                                     341,690      305,935
Less--Current portion............................     29,700       22,448
                                                    --------     --------
                                                    $311,990     $283,487
                                                    ========     ========

     The Company's revolving credit and term loan borrowings have been made pursuant to a credit agreement (the Credit Agreement), as amended and restated February 15, 1995, June 9, 1995 and September 19, 1996, with a consortium of commercial banks. The Credit Agreement provides for up to

$125 million of revolving credit loans and $170.6 million of term loans, consisting of the remaining 1995 term loan commitment ($105.6 million) and the 1996 term loan commitment ($65 million). The proceeds from the 1996 term loan were used to fund the acquisition of the Vapor Group (see Note 10). The Credit Agreement bears interest at rates based on several options including LIBOR and prime, and the effective interest rate on borrowings outstanding at December 31, 1996 approximated 7.46%. The Credit Agreement also provides for swingline loans up to an aggregate of $5 million and for the issuance of letters of credit in an aggregate face amount of up to $15 million. The incurrence of swingline loans and the issuance of letters of credit will reduce the $125 million borrowing availability under the revolving credit portion of the Amended Credit Agreement. At December 31, 1996, the Company had outstanding letters of credit in the aggregate amount of $10.5 million, primarily as collateral for contract performance guarantees.

     The Credit Agreement provides for the following scheduled term loan principal repayments:

                                        (DOLLAR IN MILLIONS)
                                        ---------------------
1997....................................        $  18.2
1998....................................           22.6
1999....................................           40.2
2000....................................           20.1
2001....................................           41.4
2002....................................           21.2
                                                -------
                                                $ 163.7
                                                =======

     In addition, accelerated principal repayments are required if the Company achieves certain excess annual cash flow, as defined. As a result of 1996 excess cash flow, an incremental accelerated principal repayment of approximately $11.5 million will be required in 1997 and this accelerated payment has been included in the current portion of term debt.

     The maximum balances outstanding in 1996 and 1995 under the revolving credit loans were $85.9 million and $87.4 million, and the average balances outstanding were $72.0 million and $54.0 million, respectively, and the weighted average interest rates on such loans were 6.9% and 8.2%. Borrowings outstanding under the revolving credit commitment are due January 31, 2001.

     Substantially all of the Company's U.S. assets, 100% of the capital stock of its U.S. subsidiaries and 65% of the capital stock of its non-U.S. subsidiaries are pledged as collateral pursuant to the credit agreement. The Credit Agreement contains covenants specifying customary events of default and includes restrictions, including the maintenance of financial ratios and limitations on mergers, dividend payments and certain other matters. Annual cash dividends are limited to $1.9 million as the result of these restrictions. At December 31, 1996, the Company believes it was in compliance with all applicable covenants of the Amended Credit Agreement.

     The Company's senior notes, issued in June 1995, bear interest at the rate of 9.375% and mature June 2005. The net proceeds of the Note Offering were used to prepay an additional portion of the term loans outstanding under the existing credit agreement. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future indebtedness under (i) capitalized lease obligations, (ii) the Credit Agreement, (iii) indebtedness of the Company for money borrowed and (iv) indebtedness evidenced by notes, debentures, bonds or other similar instruments for the payment of which the Company is responsible or liable unless, in the case of clause (iii) or (iv), in the instrument creating or evidencing the same or pursuant to which the same is outstanding, it is provided that such obligations are subordinate in right of payment to the Notes (collectively, Senior Indebtedness).

     The Company's indenture, pursuant to which the Notes were issued, contains certain restrictive covenants which, among other things, limit the ability of the Company and certain of its Canadian subsidiaries to incur indebtedness, pay dividends on and redeem capital stock, create restrictions on investments in unrestricted subsidiaries, make distributions from certain subsidiaries, use proceeds from the sale of assets and subsidiary stock, enter into transactions with affiliates, create liens and enter into sale/leaseback transactions.

The Company's indenture also restricts, subject to certain exceptions, the Company's ability to consolidate and merge with, or to transfer all or substantially all of its assets to, another person.

     In conjunction with the Amended Credit Agreement and Senior Note Offering, debt financing fees of $12.0 million were incurred and are being amortized over the terms of the borrowings. The accumulated amortization of debt issuance costs were $2,752,000 and $908,000 at December 31, 1996 and December 31, 1995,
respectively.

     The $17 million note payable incurred in conjunction with the acquisition of Pulse Electronics (see Note 10) matures January 2004 and bears interest at the rate of 9.5%, subject to adjustment, based on prime plus l% in February 1998 and 2001 with a maximum rate of 13%.

     The Company has entered into interest rate swap agreements to eliminate the impact of changes in interest rates on its borrowings. At December 31, 1996, the Company has outstanding interest rate swap agreements with commercial banks having a total notional principal amount of $75 million. Those agreements effectively change the Company's interest rate exposure on $75 million of loans from variable to fixed rates (resulting in effective interest rates ranging from 7.22% to 8.37%). The interest rate swap agreements mature in 1998 and 1999. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

     See Note 19 regarding a subsequent amendment to the Company's debt agreements in conjunction with a stock repurchase.

5. INTANGIBLES:

     Intangible assets are being amortized using the straight-line method over their respective estimated useful lives. Goodwill is amortized over 40 years and the accumulated amortization was $4,195,000 and $2,389,000 at December 31, 1996 and 1995, respectively. Intangible assets of the Company, other than goodwill, consist of the following:

                                                                    (DOLLARS IN THOUSANDS)
                                                                    ----------------------
                    ASSETS (AMORTIZATION PERIOD)                     1996           1995
    -------------------------------------------------------------   -------        -------
    Patents and trademarks, net of accumulated amortization of
      $15,407 and $11,347 (4-10 years)...........................   $36,920        $19,886
    Covenants not to compete, net of accumulated amortization of
      $8,963 and $8,323 (5 years)................................     1,839          1,218
    Other intangibles, net of accumulated amortization of $7,090
      and $6,319 (3-7 years).....................................     5,482          5,708
                                                                    -------        -------
                                                                    $44,241        $26,812
                                                                    =======        =======

     The Company evaluates the recoverability of intangible assets, including goodwill, at each balance sheet date based on forecasted future operations and undiscounted cash flows and other subjective criteria. Based upon historical information, management believes that the carrying amount of these intangible assets will be realizable over the respective amortization periods.

6. INCOME TAXES:

     A reconciliation of the United States federal statutory income tax rate to the effective income tax rate is provided below:

                                                                  1996       1995       1994
                                                                  ----       ----       ----
    United States federal statutory rate.......................   35.0%      35.0%      35.0%
    Non-U.S. (Canadian) taxes..................................     .5         .7        1.0
    State taxes, net of federal tax benefit....................    3.5        4.3        5.0
                                                                  ----       ----       ----
                                                                  39.0%      40.0%      41.0%
                                                                  ====       ====       ====

     The provision for income taxes consisted of the following:

                                                        (DOLLARS IN THOUSANDS)
                                                    -------------------------------
                                                     1996        1995        1994
                                                    -------     -------     -------
Current taxes:
  Federal........................................   $17,498     $16,032     $16,563
  State..........................................     2,138       3,817       5,251
  Foreign........................................     2,372       6,413       4,783
                                                    -------     -------     -------
                                                     22,008      26,262      26,597
                                                    -------     -------     -------
Deferred taxes:
  Federal........................................    (2,432)       (597)       (633)
  State..........................................      (278)       (142)       (126)
  Foreign........................................     1,625      (3,081)       (225)
                                                    -------     -------     -------
                                                     (1,085)     (3,820)       (984)
                                                    -------     -------     -------
Total provision..................................   $20,923     $22,442     $25,613
                                                    =======     =======     =======

     The 1995 total provision includes a $960,000 income tax effect on the extraordinary loss (see Note 14) related to the early extinguishment of certain debt obligations.

     The components of income before taxes on income for U.S. and non-U.S. (primarily Canada) operations are $42,397,000 and $11,251,000 for 1996, $46,594,000 and $9,213,000 for 1995 and $50,309,000 and $12,145,000 for 1994.

     The sources of deferred income taxes were as follows:

                                                                 (DOLLARS IN THOUSANDS)
                                                             -------------------------------
                                                              1996        1995        1994
                                                             -------     -------     -------
    Depreciation..........................................   $   782     $  (619)    $  (145)
    Postretirement benefits...............................      (171)       (427)       (411)
    Pension...............................................    (1,238)       (397)        647
    Accrued warranty......................................      (497)          8         134
    Inventory.............................................    (1,450)        (77)        (52)
    Other liabilities and reserves........................     1,489      (2,308)     (1,157)
                                                             -------     -------     -------
                                                             $(1,085)    $(3,820)    $  (984)
                                                             =======     =======     =======

     The following table highlights the major components comprising the deferred tax assets and liabilities:

                                                                          (DOLLARS IN
                                                                          THOUSANDS)
                                                                     ---------------------
                                                                      1996          1995
                                                                     -------       -------
    Deferred income taxes:
    Depreciation..................................................   $(8,246)      $(6,210)
    Postretirement benefits.......................................     2,064         1,893
    Pension.......................................................     1,698           460
    Accrued warranty..............................................     2,481         1,378
    Inventory.....................................................     3,562         1,513
    Other deferred income taxes...................................       543         1,351
                                                                     -------       -------
    Net deferred asset............................................   $ 2,102       $   385
                                                                     =======       =======

7. RETIREMENT AND EMPLOYEE SAVINGS PLANS:

     The Company has a defined benefit pension plan which covers substantially all union employees and provides pension benefits of stated amounts for each year of service of the employee. The Company also has a defined contribution plan which prior to March 31, 1995, covered certain nonunion employees and a noncontributory defined benefit plan for certain domestic repair center employees. In connection with the establishment of the ESOP (see Note 9) in January 1995, the pension plan for U.S. salaried employees was modified to eliminate any credit (or accrual) for current service costs for any future periods, effective March 31, 1995. The Company's 401(k) savings plan was also amended to provide for the Company's future matching contributions to be made to the ESOP in the form of the Company's common stock. Separate plans are maintained for U.S. and Canadian employees. The Company's funding methods, which are primarily based on the ERISA requirements, differ from those used to recognize pension expense, which is primarily based on the projected unit credit method, in the accompanying financial statements.

     As a result of the formation of the Company described in Note 1, the Company recorded a pension liability of $4,308,000 in connection with the U.S. Pension Plan for Collectively Bargained Employees and a pension asset of $5,378,000 in connection with the Canadian pension plans in the opening balance sheet.

     Net periodic pension expense for the U.S. pension plans was as follows:

                                                                 (DOLLARS IN THOUSANDS)
                                                             -------------------------------
                                                              1996        1995        1994
                                                             -------     -------     -------
    Current service cost..................................   $   564     $   807     $ 1,663
    Interest cost on projected benefit obligation.........     1,186       1,128         891
    Expected return on assets.............................    (1,178)       (883)        146
    Net amortization and deferrals........................        50         (64)       (854)
    Recognition of special events.........................       696          70          --
    Additional liability to reach minimum.................        --          --         189
                                                             -------     -------     -------
    Net periodic pension expense..........................   $ 1,318     $ 1,058     $ 2,035
                                                             =======     =======     =======

     Weighted average discount rates of 7.5%, 7.5% and 9.0% were used in determining the actuarial present value of the projected benefit obligation at December 31, 1996, 1995 and 1994. The expected long-term rates of return on assets at the measurement dates were 10% in 1996, 1995 and 1994. Plan assets consist primarily of common stocks, corporate bonds, U.S. government obligations and temporary investments.

     In 1996, as the result of an early retirement package offered to certain union employees, the Company incurred a charge of $696,000 reflected above as a special event.

     The following table sets forth the U.S. pension plans' funded status and amounts recognized as of December 31:

                                                                   (DOLLARS IN THOUSANDS)
                                                                   -----------------------
                                                                     1996           1995
                                                                   --------       --------
    Actuarial present value of accumulated benefit obligations:
      Vested benefits...........................................   $(12,417)      $(12,155)
      Nonvested benefits........................................       (253)          (416)
                                                                   --------       --------
    Total accumulated benefit obligation........................    (12,670)       (12,571)
    Additional benefits based on estimated future salary
      levels....................................................     (3,897)        (3,233)
                                                                   --------       --------
    Projected benefit obligation for service rendered to date...    (16,567)       (15,804)
    Plan assets at fair value...................................     13,303         11,398
                                                                   --------       --------
    Projected benefit obligation in excess of plan assets.......     (3,264)        (4,406)
    Unrecognized prior service costs............................        231            256
    Unrecognized net gain from past experience different from
      that assumed and the effect of changes in assumptions.....     (1,572)          (894)
    Adjustment to reflect minimum liability.....................       (119)           (17)
                                                                   --------       --------
    (Accrued) pension cost recognized in the accompanying
      balance sheet.............................................   $ (4,724)      $ (5,061)
                                                                   ========       ========

     The Company's Canadian subsidiaries have defined benefit retirement plans covering substantially all employees. Net periodic pension expense for the Canadian plans was as follows:

                                                                 (DOLLARS IN THOUSANDS)
                                                             -------------------------------
                                                              1996        1995        1994
                                                             -------     -------     -------
    Current service cost..................................   $   490     $   437     $   391
    Interest cost on projected benefit obligation.........     1,208       1,131         984
    Return on plan assets.................................    (1,304)     (1,306)     (1,291)
    Net amortization and deferrals........................       252         132          33
                                                             -------     -------     -------
    Net periodic pension expense..........................   $   646     $   394     $   117
                                                             =======     =======     =======

     Weighted average discount rates of 8.5%, 8.5% and 10% were used in determining the actuarial present value of the projected benefit obligation at December 31, 1996, 1995 and 1994. The expected long-term rates of return on assets at the measurement dates were 9.25%, 10% and 10% in 1996, 1995 and 1994, respectively.

     The following table sets forth the Canadian plans' funded status and amounts recognized as of December 31:

                                                                    (DOLLARS IN THOUSANDS)
                                                                    ----------------------
                                                                      1996          1995
                                                                    --------      --------
    Actuarial present value of benefit accumulated obligations:
      Vested benefits............................................   $(14,258)     $(13,290)
      Nonvested benefits.........................................        (59)          (85)
                                                                    --------      --------
    Total accumulated benefit obligation.........................    (14,317)      (13,375)
    Additional benefits based on estimated future salary
      levels.....................................................       (900)         (991)
                                                                    --------      --------
    Projected benefit obligation for service rendered to date....    (15,217)      (14,366)
    Plan assets at fair value....................................     17,637        14,311
                                                                    --------      --------
    Projected benefit obligation less plan assets................      2,420           (55)
    Balance of unrecognized prior service cost...................      1,135         1,254
    Unrecognized net gain from past experience different from
      that assumed and the effect of changes in assumptions......      1,053         3,242
                                                                    --------      --------
    Prepaid pension cost recognized in the accompanying balance
      sheet......................................................   $  4,608      $  4,441
                                                                    ========      ========

     As a result of the 1996 acquisitions of Futuris and Vapor (see Note 10) the Company sponsors other defined benefit plans in Australia and Canada. The total 1996 pension expense for these plans was approximately $175,000.

8. POSTRETIREMENT BENEFITS:

     In addition to providing pension benefits, the Company had provided certain unfunded postretirement health care and life insurance benefits for substantially all employees. In conjunction with the establishment of the ESOP in January 1995 (see Note 9), the postretirement health care and life insurance benefits for salaried employees were modified to discontinue benefits for employees who had not attained the age of 50 by March 31, 1995. As a result of the formation of the Company discussed in Note 1, the Company is not obligated to pay health care and life insurance benefits to individuals who had retired as of the acquisition date. As part of the accounting for the 1990 Acquisition, a liability for active employees of $5,798,000 was established for the estimated unfunded postretirement health benefit obligation as of the acquisition date. As part of the purchase accounting for the 1996 acquisition of Vapor (See Note 10), a liability of $1.7 million was established for postretirement medical benefits.

     The postretirement benefit expenses were comprised of the following:

                                                                   (DOLLARS IN THOUSANDS)
                                                                ----------------------------
                                                                 1996       1995       1994
                                                                ------     ------     ------
    Service cost.............................................   $  267     $  202     $  300
    Interest cost............................................      935        757        731
    Net Amortization.........................................       13        (93)        51
                                                                ------     ------     ------
                                                                $1,215     $  866     $1,082
                                                                ======     ======     ======

     Actual postretirement benefit payments were $68,000, $67,000 and $188,000 in 1996, 1995 and 1994.

     The accumulated postretirement benefit obligation was comprised of the following:

                                                                          (DOLLARS IN
                                                                          THOUSANDS)
                                                                     ---------------------
                                                                      1996          1995
                                                                     -------       -------
    Fully eligible plan participants..............................   $ 7,514       $ 4,816
    Other active plan participants................................     7,466         7,007
                                                                     -------       -------
    Total accumulated postretirement benefit obligation...........    14,980        11,823
    Unrecognized transition obligation............................      (550)         (623)
    Unrecognized prior service cost...............................       359           428
    Unrecognized net (loss).......................................    (1,480)       (1,213)
                                                                     -------       -------
    Accrued postretirement benefit cost...........................   $13,309       $10,415
                                                                     =======       =======

     The accumulated postretirement benefit transition obligation was actuarially determined using a method that applied specific interest rates to future cash flows when discounting the obligation to its present value. The interest rate associated with future cash flows and used to discount the accumulated postretirement benefit obligation to present value was 7.5%, 7.5% and 9% at December 31, 1996, 1995 and 1994. The assumed medical cost trend rate at December 31, 1996 was 10%, grading down to an ultimate rate of 6% in 1998. A one percentage point increase in the assumed health care cost trend rates for each future year increases annual postretirement benefit expense by $221,000 and the accumulated postretirement benefit obligation by $2,552,000.

9. EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (ESOP):

     Effective January 1, 1995, the Company established the ESOP to enable participating employees to obtain ownership interests in the Company. Employees eligible to participate in the ESOP primarily include the salaried U.S. employees and, as described in Notes 7 and 8, the ESOP contributions are intended to supplement or replace other salaried employee benefit plans.

     In connection with the transaction described in Note 2, the Company made a $140 million loan to the ESOP which was used to purchase 9,336,000 shares of the Company's outstanding common stock. The ESOP loan initially had a term of 50 years with interest at 8.5%. The loan is collateralized by the shares purchased by the ESOP. Company contributions to the ESOP will be used to repay the ESOP loan, which requires annual payments of $12 million (includes principal and interest) beginning December 31, 1995. The Company is obligated to contribute amounts sufficient to repay the ESOP loan. The ESOP uses such Company contributions to repay the loan made to the ESOP by the Company. These transactions occur simultaneously and, for accounting purposes, offset each other. The effect of the ESOP on the Company's financial statements is that the unearned ESOP shares of $133.9 million at December 31, 1996, as reflected in the shareholders' equity section of the accompanying financial statements, will be amortized to compensation expense coterminous with the ESOP loan. In addition, any difference between the market price of the Company's common stock and $15 per share (the purchase price paid by the ESOP) will also be charged or credited to compensation expense (with the offset to additional paid-in capital) based on the annual allocation to ESOP participants. Total compensation expense incurred in 1996 and 1995 for allocated ESOP shares was $2,578,000 and $2,597,000. In addition, the Company incurred expenses of approximately $1 million in 1995 to establish the ESOP and related trust.

     Initially approximately 187,000 shares were to be allocated annually to participants over a 50-year period. As a result of the acquisition and inclusion of certain United States employees of Vapor, the annual ESOP allocation will increase to approximately 284,000, with a corresponding reduction in the repayment term of the ESOP loan.

10. ACQUISITIONS:

  Vapor Group

     On September 19, 1996, the Company acquired from Mark IV Industries Inc. the Vapor Group (Vapor) for a cash purchase price of approximately $63.9 million. The transaction, which has been accounted for as a purchase, was effective September 1, 1996 and accordingly the results of Vapor have been included in the accompanying financial statements since September 1, 1996. Pursuant to an earn out provision, the purchase price may be increased by up to $2 million based on a sales formula. Vapor is the leading manufacturer of door controls for transit rail cars and metropolitan buses in the United States, with annual revenues for its most recent fiscal year (prior to the acquisition) of approximately $65 million. The net tangible assets of Vapor were approximately $36 million at the date of purchase. The fair market valuations and allocation of the purchase price to the acquired tangible and intangible assets have been based upon an independent appraisal. The purchase price paid in excess of the fair value of the acquired net tangible assets was approximately $28.2 million and has been allocated as follows:

                                                                      (DOLLARS IN THOUSANDS)
                                                                      ----------------------
      Trade Name...................................................          $ 11,121
      Patents......................................................             6,479
      Non-compete Agreements.......................................             1,261
      Goodwill.....................................................             8,924
      Technology...................................................               425
                                                                             --------
                                                                             $ 28,210
                                                                             ========

     The tradename and goodwill will be amortized over 40 years. The patents over the remaining lives and the non-compete agreements over 5 years for a total annual expense of $1.2 million.

     In conjunction with integrating the Vapor operations into the Company, early retirement incentives and other severance programs have been offered to the Vapor employees. The estimated cost of this restructuring ($3.2 million) was accrued in the allocation of the Vapor purchase price.

     Pro forma results of operations, including the effect of the pro forma adjustments related to the acquisition of Vapor, assuming the transaction had occurred on January 1, 1995, would be as follows:

                                                                          UNAUDITED
                                                                   (DOLLARS IN THOUSANDS)
                                                                   -----------------------
                                                                     1996           1995
                                                                   --------       --------
    Net Sales...................................................   $508,107       $489,936
    Net Income..................................................   $ 33,497       $ 35,177
    Net Income per Common Share.................................   $   1.18       $   1.32

     The pro forma financial information presented above does not purport to present what the Company's results of operations would have been if the acquisition of Vapor had actually occurred on January 1, 1995, or to project the Company's results of operations for any future period.

  Futuris Industrial Products Pty. Ltd.

     Effective January 31, 1996, the Company acquired Futuris Industrial Products Pty. Ltd. (Futuris), an Australian company, for a cash purchase price of approximately $15 million. Futuris is a leading manufacturer of brake shoes and disc brake pads for railroads in Australia and the Pacific Rim, with annual revenues of approximately $10.5 million. The acquisition has been accounted for under the purchase method and the excess of the purchase price over the fair value of the net assets acquired was approximately $10 million and has been allocated primarily to goodwill. The effect of the acquisition is not considered material to the consolidated results of the Company.

  Pulse Electronics

     Effective January 31, 1995, the Company purchased substantially all of the assets and related liabilities of Pulse Electronics, Inc. (Pulse) for $54,900,000. Pulse manufactures a variety of electronic products for the rail industry, including event recorders, end-of-train devices, engineman alertness monitors and fuel measuring devices. The purchase price consisted of: (a) a $20 million cash payment, (b) a $17 million note payable which matures January 2004 and bears interest at 9.5%, which will be adjusted to a new rate based on the prime interest rate plus 1% as of February l, 1998 and 2001 (with a maximum adjustment on each date of 2% and an absolute maximum interest rate of 13%) and
(c) 1,193,333 shares of the Company's common stock. In addition, noncompete agreements were entered into with two of the former owners of Pulse for a two-year period after their employment with the Company is terminated. The net tangible assets of Pulse were approximately $9 million at the date of purchase. The fair market valuations and allocation of the purchase price to the acquired tangible and intangible assets have been based upon an independent appraisal. The purchase price paid in excess of the fair values of the acquired net tangible assets approximates $46 million and has been allocated as follows:

                                                        FAIR                          ANNUAL
                                                        VALUE     AMORTIZATION     AMORTIZATION
                                                       ($000)        PERIOD       EXPENSE ($000)
                                                       -------    ------------    ---------------
    Technology......................................   $ 3,500         20             $   175
    Skilled work force..............................     1,400          5                 280
    Noncompete agreements...........................       500          5                 100
    Trade name......................................    12,000         40                 300
    Goodwill........................................    28,600         40                 715
                                                                                      -------
                                                                                      $ 1,570
                                                                                      =======

     The Company has selected a 40-year amortization period for goodwill and trade name because the Company and its acquired businesses operate in a stable and mature, basic manufacturing environment. Further, the Company's products and technology are not prone to obsolescence, and can be and have been adapted to meet the changing needs of its customer base. The Company and its predecessors have been in existence for over 125 years and the basic operating principles of their core products have remained relatively unchanged. See Note 20 for pro forma disclosure as if the Pulse acquisition occurred January l, 1995.

  Other

     During 1995 the Company acquired a 50% ownership interest in Westcode Incorporated, a manufacturer of transit door equipment. During 1996 the Company disposed of its 50% interest in Westcode as a part of obtaining Federal Department of Justice approval for the acquisition of Vapor. These transactions are not material to the Company's operations.

11. 1995 STOCK INCENTIVE PLAN:

     The Company adopted a 1995 Stock Incentive Plan on May 26, 1995, under which the Company may grant options to employees of Westinghouse Air Brake Company and Subsidiaries for up to 3,100,000 shares of Westinghouse Air Brake Company common stock. Options to purchase approximately 1,518,000 shares of Westinghouse Air Brake Company common stock under the plan have been granted to employees of Westinghouse Air Brake Company at, or in excess of, fair market value at the date of grant (which currently range from $11 to $14 per share). Generally, the options become exercisable over three and five-year vesting periods and expire ten years from the date of grant.

     In 1996, as a part of a long-term incentive program, the Company granted options to purchase up to 684,206 shares to certain executives under the 1995 stock incentive plan. The option price per share is the greater of the market value of the stock on the date of grant or $14. The options, which vest 100% after eight years, are subject to accelerated vesting after three years if the Company achieves certain earnings targets, during its fiscal years 1997, 1998 and 1999, as established by the compensation committee of the board of directors.

     Effective November 1, 1995, the Company adopted a nonemployee directors stock option plan under which 100,000 shares of common stock are reserved for issuance at a price not less than $14. In November 1995, the Company granted nonstatutory stock options to members of the board of directors to purchase a total of 20,000 shares at a price of $14.

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized under these plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method set forth under FAS 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                      1996          1995
                                                                     -------       -------
                                                                     (IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
    Net income:
      As reported.................................................   $32,725       $33,725
      Pro forma...................................................   $31,117       $32,482
    Net income per common share:
      As reported.................................................   $  1.15       $  1.27
      Pro forma...................................................   $  1.09       $  1.22

     Since compensation expense associated with option grants is recognized over the vesting period, the initial impact of applying FAS 123 on pro forma net income is not representative of the potential impact on pro forma net income in future years, when the effect of the recognition of a portion of compensation expense from multiple awards would be reflected.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yields of
 .32% and 0%; risk-free interest rates of 6.25% and 6.58%; and expected lives of
7.3 years and 7.5 years. Since the Company is a recent public registrant, it has utilized its recent trading activity during 1996 in determining its expected stock price volatility of 30.43%. The weighted average fair value of options granted during the year was $4.05 ($2.47, net of taxes) and $5.56 ($3.34, net of taxes) for the years ended December 31, 1996 and 1995, respectively.

     The following is a summary of stock option activity under the 1995 stock incentive plan:

                                                                                   WEIGHTED-
                                                                                    AVERAGE
                                                                  NUMBER OF        EXERCISE
                                                                    SHARES           PRICE
                                                                  ----------       ---------
    Balance at January 1, 1995.................................           --        $    --
    Granted....................................................    1,316,500          14.00
    Exercised..................................................           --             --
    Canceled...................................................      (37,000)         14.00
                                                                  ----------       ---------
    Balance at December 31, 1995...............................    1,279,500        $ 14.00
    Granted....................................................      958,956        $ 13.14
    Exercised..................................................           --             --
    Canceled...................................................      (16,000)         14.00
                                                                  ----------        -------
    Balance at December 31, 1996...............................    2,222,456        $ 13.63

                                                                         DECEMBER 31,
                                                                   -------------------------
                                                                     1996            1995
                                                                   ---------       ---------
    Exercisable.................................................    332,992          252,300
    Available for future grants.................................    877,544        1,820,500

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                OPTIONS OUTSTANDING
                             -------------------------       OPTIONS EXERCISABLE
                               WEIGHTED                    ------------------------
                               AVERAGE       WEIGHTED-                     WEIGHTED
RANGE OF       NUMBER         REMAINING       AVERAGE        NUMBER        AVERAGE
EXERCISE     OUTSTANDING     CONTRACTUAL     EXERCISE      EXERCISABLE     EXERCISE
 PRICES      AT 12/31/96         LIFE          PRICE       AT 12/31/96      PRICE
--------     -----------     ------------    ---------     -----------     --------
 $11.00         274,750        9.83 years     $ 11.00         68,692        $11.00
 $14.00       1,947,706        8.22 years     $ 14.00        264,300        $14.00

12. OPERATING LEASES:

     Rental expense under all leases was approximately $2,786,000, $2,773,000 and $1,941,000 for the years ended December 31, 1996, 1995 and 1994. Operating leases relate principally to warehouse and office space, transportation, equipment and communication systems. Minimum annual rentals payable under noncancelable leases in each of the next five years and beyond are as follows:

                                                                      (DOLLARS IN THOUSANDS)
                                                                      ----------------------
      1997.........................................................           $2,390
      1998.........................................................            2,021
      1999.........................................................            1,825
      2000.........................................................            1,648
      2001 and thereafter..........................................            1,723
                                                                              ------
                                                                              $9,607
                                                                              ======

14. EXTRAORDINARY ITEM:

     In connection with the June 9, 1995 Amended Credit Agreement (see Note 4), the Company wrote off approximately $2,342,000 of previously capitalized cost relating to the previous credit agreement. This resulted in net of tax charge of $1,382,000 or $.05 per share, which has been reflected as an extraordinary item.

15. STOCKHOLDERS' AND VOTING TRUST AGREEMENTS:

     As of December 31, 1996, the approximate ownership interests in the Company's common stock are held by: management and the ESOP (43%), Scandinavian Incentive Holding B.V. (SIH) (27%), and all others including public shareholders (30%). SIH is a successor in interest to Incentive AB (a Swedish corporation) which acquired Investment AB Cardo. Investment AB Cardo was one of the original equity owners at the time of the Company's 1990 acquisition of the Railway Products Group of American Standard Inc.

     A Stockholders Agreement exists between management, SIH and a private investment group that provides for, among other things, the composition of the Board of Directors as long as certain minimum stock ownership percentages are maintained.

     A Registration Rights Agreement has also been entered into with SIH which provides that SIH may make two requests to the Company for the additional registration of the shares owned by SIH. This would enable SIH to sell its common stock in the public market. The former Pulse shareholders and the ESOP have the right to request that their shares be included in the registration requested by SIH. The Company also has a right of first refusal in the event that SIH decides to sell its shares to a private investor.

     See Note 19 regarding a subsequent event which, when completed, will change the ownership percentages and also amend and restate the stockholders agreements and related registration rights agreement.

     Those shareholders comprised of the active original management owners have entered into an Amended Voting Trust/Disposition Agreement effective December 13, 1995. The agreement provides for, among other matters, the stock to be voted as one block and restrictions on the sale or transfer of such stock. The agreement expires on January 1, 2000 and can be terminated by an affirmative vote of two-thirds of the stock shares held by the trust. In connection with this Voting Trust, the Company has entered into an Indemnification Agreement with the trustees, which is covered by the Company's directors and officers liability insurance.

     The shares held by the ESOP (established January 31, 1995) are subject to the terms of the related ESOP Loan Agreement, Employee Stock Ownership Trust Agreement, Employee Stock Ownership Plan and the Pledge Agreement. The ESOP is further described in Note 9.

16. PREFERRED STOCK:

     Effective January 1995, the Company's authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the shareholders of the Company. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 1996 and 1995 there is no preferred stock issued or outstanding.

17. COMMITMENTS AND CONTINGENCIES:

     Under the terms of the purchase agreement and related documents for the 1990 Acquisition described in Note 1, the seller, American Standard, Inc. (ASI), has indemnified the Company for certain items including, among others, environmental claims. The indemnification provisions of the agreement expire at various dates through 2000 (which is when the environmental indemnification expires). If ASI was unable to honor or meet these indemnifications, the Company would be responsible for such items. In the opinion of management, ASI currently has the ability to meet its indemnification obligations. ASI has not disputed any coverage or reimbursement under these provisions.

     The Company, through one of its operating subsidiaries, has been named, along with other parties, as a Potentially Responsible Party (PRP) under the North Carolina Inactive Sites Response Act because of an alleged release or threat of release of hazardous substances at the "Old James" landfill site in North Carolina. Based upon discussions with a representative of the North Carolina Department of Environment, Health and Natural Resources, the Company believes that the total cleanup costs for all parties should not exceed $1 million. The Company believes that the costs associated with the cleanup activities at this site which it may be held responsible for, if any, are covered by (a) the ASI indemnification referred to above, as ASI previously owned 50% of the subsidiary and (b) a related insurance policy which expires January 2002 for environmental claims provided by the other former 50% owner of the involved operating subsidiary. In addition, management believes that such costs, if any, attributable to the Company will not be material and, therefore, has not established a reserve for such costs.

     In March 1994, the Company retained an environmental consultant to study the environmental conditions at the Wilmerding, Pennsylvania property. The purpose of the study was to evaluate whether contaminants were present at the property. This study was undertaken at the Company's sole initiative. The consultant identified four primary areas that may require remediation because of elevated levels of certain volatile organic compounds believed to have originated before the 1990 Acquisition. The consultant also recommended several options to address the contamination. Remediation of several areas is currently being conducted and the Company is evaluating which option will be selected for the remaining areas. The Company is not required to conduct any remediation at the property because of a consent decree or government order. The consultant anticipates that the cost of remediation will range between $100,000 and $1,000,000, depending upon the final option selected. The Company believes the costs for which it may be responsible, if any, are covered by the ASI indemnification agreement referred to above and that such costs, if any, will not be material and therefore has not established a reserve for such costs.

     The Company's operations do not use and its products do not contain any asbestos. The operations acquired by the Company from ASI discontinued the use of asbestos in 1980. The Company is named as a codefendant in asbestos claims filed by third parties against ASI relating to events occurring prior to 1981 (which is significantly prior to the 1990 Acquisition). These claims are covered by the two indemnification agreements and the insurance policy referred to above. ASI has taken complete responsibility in administering, defending and settling the claims. The Company is not involved with, nor has it incurred any costs related to, these claims. ASI has not claimed that the Company has any responsibility for these cases. Management believes that these claims are not related to the Company and that such costs, if any, attributable to the Company and will not be material; therefore, the financial statements accordingly do not reflect any costs or reserves for such claims.

     In the opinion of management, based on available information, environmental matters and asbestos claims do not presently represent any material contingencies to the Company.

     As of December 31, 1996, the Company is contingently liable in the amount of $10.5 million under standby letters of credit and guarantees.

     From time to time the Company is involved in litigation relating to claims arising out of its operations in the ordinary course of business. As of the date hereof, the Company is involved in no litigation which the Company believes will have a material adverse effect on its financial condition or results of operations. The Company historically has not been required to pay any material liability claims.

18. RELATED PARTY TRANSACTIONS:

     In connection with the Pulse acquisition, the Company assumed a lease agreement (which expires December 31, 2002) between Pulse and a limited partnership in which the principal partners are former shareholders of Pulse. Rent is payable monthly and is the greater of either (a) $27,603 per month through January 1998, then readjusted every five years to reflect the fair market value of the lease or (b) the debt service, including the related taxes, under the bank financing agreement ($1.44 million original loan) used for the acquisition of the premises.

     In conjunction with the recapitalization transaction, the IPO, the formation of the ESOP and the acquisition of Pulse, the Company paid $4.1 million of investment advisory fees to the private investment company which has been a shareholder of the Company.

     See also Notes 4, 9, 10, 15 and 19 for certain other related party transactions.

19. SUBSEQUENT EVENT--STOCK REPURCHASE

     On March 4, 1997, an agreement was reached with SIH, a major shareholder, whereby the Company agreed to repurchase 4 million shares of its common stock held by SIH for a purchase price of $11 per share for a total purchase price of $44 million. The Company and its bank group agreed to amend the Company's credit facility to increase the revolving credit availability by $15 million (from $125 million to $140 million) and to waive the 1996 term excess cash flow payment of approximately $11.5 million. Approval of the senior noteholders must still be obtained to complete this transaction. The total fees involved in this transaction are estimated to be $2 million, which will be capitalized and amortized over the lives of the loan agreements. The Company anticipates it will borrow up to $46 million to fund this transaction which is expected to be completed by March 31, 1997.

     In conjunction with this transaction, SIH also agreed to sell its remaining 6 million shares of the Company's common stock to a group of investors consisting of Vestar Equity Partners, L.P., Harvard Private Capital Group, American Industrial Partners Capital Fund II, L.P. and certain members of senior management.

     The stockholders' and voting trust agreements described in Note 15 will also be amended and restated as a result of these transactions.

     The following presents the Company's debt structure, net income and earnings per share on a pro forma basis as if the stock repurchase occurred at January 1, 1996:

                                                                   AS OF DECEMBER 31, 1996
                                                                   AND THE YEAR THEN ENDED
                                                                    (IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
                                                                  --------------------------
                                                                                  UNAUDITED
                                                                                  PRO FORMA
                                                                                  FOR STOCK
                                                                   ACTUAL        RE-PURCHASE
                                                                  --------       -----------
    Term loans.................................................   $163,700        $ 163,700
    Revolving credit notes.....................................     61,000          107,000
    Senior notes, 9 3/8% due 2005..............................    100,000          100,000
    Note payable--Pulse acquisition............................     16,990           16,990
                                                                  --------       -----------
      Total....................................................   $341,690        $ 387,690
                                                                  ========        =========
    Net income.................................................   $ 32,725        $  30,600
                                                                  ========        =========
    Earnings per share.........................................   $   1.15        $    1.25
                                                                  ========        =========
    Weighted average shares....................................     28,473           24,473
                                                                  ========        =========

20. UNAUDITED PRO FORMA INFORMATION:

     The unaudited pro forma condensed income statement below gives effect to the occurrence of the Company's recapitalization transaction, public stock offering and refinancing (Notes 2, 3, 4 and 9) and the acquisition of Pulse Electronics (Note 10) as if these events had occurred on January 1, 1995. The unaudited pro forma income statement does not purport to represent what the Company's results of operations actually would have been if the foregoing had in fact occurred on such date.

                                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                                        AMOUNTS)
                                                         --------------------------------------
                                                                      HISTORICAL       COMPANY
                                                           1995       ADJUSTMENTS     PRO FORMA
                                                         --------     -----------     ---------
    Sales.............................................   $424,959       $ 2,649       $ 427,608
    Gross profit......................................    146,058         1,633         147,691
    Income from operations............................     89,302           763          90,065
    Interest expense and other, net...................     30,793        (3,616)         27,177
    Income before taxes and extraordinary item........     58,509         4,379          62,888
    Income taxes......................................     23,402         1,798          25,200
    Income before extraordinary item..................     35,107         2,581          37,688
    Earnings per share before extraordinary item......       1.32                          1.33
    Weighted average shares outstanding...............     26,639                        28,423

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  -----------------------------------------------
                                                   FIRST        SECOND       THIRD        FOURTH
                     1996                         QUARTER      QUARTER      QUARTER      QUARTER
-----------------------------------------------   --------     --------     --------     --------
Net sales......................................   $105,731     $109,135     $109,801     $128,845
Operating income...............................     19,221       19,987       19,682       20,828
Income before taxes............................     12,826       13,761       13,348       13,713
Net income.....................................      7,696        8,256        8,009        8,764
Net income per common share....................        .27          .29          .28          .31
Weighted average common shares outstanding.....     28,482       28,410       28,456       28,518

                                                   FIRST        SECOND       THIRD        FOURTH
                     1995                         QUARTER      QUARTER      QUARTER      QUARTER
-----------------------------------------------   --------     --------     --------     --------
Net sales......................................   $109,742     $115,134     $104,566     $ 95,517
Operating income...............................     26,145       26,768       17,497       18,892
Income before taxes............................     18,375       16,631       10,965       12,538
Income before extraordinary item...............     10,841        9,812        6,469        7,985
Net income.....................................     10,841        8,430        6,469        7,985
Income per common share before
  extraordinary item...........................        .40          .44          .23          .28
Net income per common share....................        .40          .38          .23          .28
Weighted average common shares outstanding.....     26,902       22,376       28,639       28,640

     During the fourth quarter of 1996, the estimated annual income tax rate was revised to 39%. The decrease resulted primarily from reductions in tax rates for several states and the establishment of a Foreign Sales Corporation. The adjustment resulted in a $.02 increase in fourth quarter earnings per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WESTINGHOUSE AIR BRAKE COMPANY


                                            By  /s/ WILLIAM E. KASSLING
                                               ---------------------------
                                                    William E. Kassling
                                                  Chief Executive Officer
Date: March 18, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

              SIGNATURE AND TITLE                          DATE
-----------------------------------------------     ------------------


By  /s/ WILLIAM E. KASSLING                         March 18, 1997
   -----------------------------
William E. Kassling, Chairman of the Board,
President and Chief Executive Officer


By  /s/ ROBERT J. BROOKS                            March 18, 1997
   -----------------------------
Robert J. Brooks, Chief Financial Officer,
Chief Accounting Officer and Director


By  /s/ JAMES C. HUNTINGTON JR.                     March 18, 1997
   -----------------------------
James C. Huntington Jr., Director


By  /s/ MIKAEL LILIUS                               March 18, 1997
   -----------------------------
Mikael Lilius, Director


By  /s/ EMILIO A. FERNANDEZ                         March 18, 1997
   -----------------------------
Emilio A. Fernandez, Director


By  /s/ JAMES V. NAPIER                             March 18, 1997
   -----------------------------
James V. Napier, Director


By  /s/ JAMES P. KELLEY                             March 18, 1997
   -----------------------------
James P. Kelley, Director


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Westinghouse Air Brake Company:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Westinghouse Air Brake Company included in this Form 10-K, and have issued our report thereon dated March 4, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial date required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
  March 4, 1997

                                                                     SCHEDULE II

                         WESTINGHOUSE AIR BRAKE COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR EACH OF THE THREE YEARS ENDED DECEMBER 31

                                      BALANCE                       CHARGED      DEDUCTIONS     BALANCE
                                    AT BEGINNING     CHARGED       TO OTHER         FROM        AT END
                 DESCRIPTION         OF PERIOD      TO EXPENSE    ACCOUNTS(1)     RESERVES     OF PERIOD
                                    ------------    ----------    -----------    ----------    ---------
1994
  Accrued Warranty...............      $3,645         $4,723             --        $4,683       $ 3,685
  Allowance for doubtful
     accounts....................       1,329            238             --           325         1,242

1995
  Accrued Warranty...............      $3,685         $8,123             --        $8,153       $ 3,655
  Allowance for doubtful
     accounts....................       1,242           (361)            --            50           831

1996
  Accrued Warranty...............      $3,655         $5,459        $ 3,802        $4,744       $ 8,172
  Allowance for doubtful
     accounts....................         831            406            210           100         1,347

---------

(1) Reserves of acquired company.

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
-------    -------------------------------------------------------------------   ---------------
   3.1     Restated Certificate of Incorporation of the Company dated January
           30, 1995, as amended March 30, 1995**
   3.2     By-Laws of the Company as adopted, effective January 31, 1995**
   4.1     Form of Indenture between the Company and The Bank of New York**
   4.2     Form of Note (included in Exhibit 4.1)
     9     Second Amended WABCO Voting Trust/Disposition Agreement dated as of
           December 13, 1995 among the Management Investors (Schedules and
           Exhibits omitted)***
  10.1     Westinghouse Air Brake Company Employee Stock Ownership Plan and
           Trust, effective January 31, 1995**
  10.2     ESOP Loan Agreement dated January 31, 1995 between Westinghouse Air
           Brake Company Employee Stock Ownership Trust ("ESOT") and the
           Company (Exhibits omitted)**
  10.3     Employee Stock Ownership Trust Agreement dated January 31, 1995 between the Company and U.S. Trust Company of California, N.A.**
  10.4     Pledge Agreement dated January 31, 1995 between ESOT and the
           Company**
  10.5     Credit Agreement dated as of January 31, 1995 and Amended and
           Restated as of February 15, 1995 and June 9, 1995 among the
           Company, various financial institutions, Chemical Bank Delaware,
           The Bank of New York and Credit Bank Suisse (Schedules and Exhibits
           omitted)***
  10.6     Stockholders Agreement dated as of January 31, 1995 among the
           Company, SIH and RAC Voting Trust**
  10.7     Common Stock Registration Rights Agreement dated as of January 31,
           1995 among the Company, SIH, RAC Voting Trust, Vestar Capital,
           Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc., the
           Pulse Shareholders and ESOT (Schedules and Exhibits omitted)**
  10.8     Indemnification Agreement dated January 31, 1995 between the
           Company and the RAC Voting Trust trustees**
  10.9     Agreement of Sale and Purchase of the North American Operations of
           the Railway Products Group, an operating division of American
           Standard Inc., dated as of 1990 between Rail Acquisition Corp. and
           American Standard Inc. (only provisions on indemnification are reproduced)**
 10.10     Letter Agreement (undated) between the Company and American
           Standard Inc. on environmental costs and sharing**
 10.11     Purchase Agreement dated as of June 17, 1992 among the Company,
           Schuller International, Inc., Manville Corporation and European
           Overseas Corporation (only provisions on indemnification are reproduced) **
 10.12     Asset Purchase Agreement dated as of January 23, 1995 among the
           Company, Pulse Acquisition Corporation, Pulse Electronics, Inc.,
           Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders
           (Schedules and Exhibits omitted)**
 10.13     License Agreement dated as of December 31, 1993 between SAB WABCO
           Holdings B.V. and the Company**

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
-------    -------------------------------------------------------------------   ---------------
 10.14     Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.**
 10.15     Westinghouse Air Brake Company 1995 Stock Incentive **
 10.16     Westinghouse Air Brake Company 1995 Non-Employee Directors' Fee and
           Stock Option Plan**
 10.17     Form of Employment Agreement between William E. Kassling and the
           Company**
 10.18     Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.**
 10.19     Form of Indemnification Agreement between the Company and
           Authorized Representatives**
 10.20     Share Purchase Agreement between Futuris Corporation Limited and the Company (Exhibits omitted)**
 10.21     Purchase Agreement dated as of September 19, 1996 by and among Mark
           IV Industries, Inc., Mark IV PLC, and W & P Holding Corp. (Exhibits
           and Schedules omitted)****
 10.22     Purchase Agreement dated as of September 19,1996 by and among Mark
           IV Industries Limited and Westinghouse Railway Holdings (Canada)
           Inc. (Exhibits and Schedules omitted)****
    21     List of subsidiaries of the Company
    23     Consent of Arthur Andersen LLP
    28     Form 11-K for the Westinghouse Air Brake Company Employee Stock
           Ownership Plan and Trust for the fiscal year ended December 31,
           1996

---------

  ** Filed as an exhibit to the Company's Registration Statement on Form S-1
     (Registration No. 33-90866)

 *** Filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995

**** Filed as an exhibit to the Company's Current Report on Form 8-K, filed
     September 19, 1996