Form 10-Q
period 1997-03-31
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1997-05-09
CIK 943452

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
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

                             Yes   X            No
                                 ------             -----

Number of shares of common stock outstanding, excluding unearned ESOP shares, as of May 1, 1997:
                                   24,632,157
                                   ----------

Number of shares of common stock outstanding, including unearned ESOP shares, as of May 1, 1997:
                                   33,488,733
                                   ----------

================================================================================

                         WESTINGHOUSE AIR BRAKE COMPANY

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     INDEX

                                                                    Page
                                                                    ----
PART I       FINANCIAL INFORMATION

ITEM 1       Financial Statements

             Condensed Consolidated Statement of Operations           3

             Condensed Consolidated Balance Sheet                     4

             Condensed Consolidated Statement of Cash Flows           5

             Condensed Consolidated Statement of
               Shareholders' Equity                                   6

             Notes to Condensed Consolidated Financial Statements     7

ITEM 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     10

PART II      OTHER INFORMATION

             Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                           14

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                (Dollars in thousands except per share amounts)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                    -----------------------
                                                                       1997          1996
                                                                       ----          ----
NET SALES                                                           $136,508       $105,731
COST OF SALES                                                         90,948         70,634
                                                                    --------       --------
           Gross Profit                                               45,560         35,097

SELLING AND MARKETING EXPENSES                                         5,626          3,556
GENERAL AND ADMINISTRATIVE EXPENSES                                    9,260          6,274
ENGINEERING EXPENSES                                                   5,997          4,254
AMORTIZATION EXPENSE                                                   2,135          1,792
                                                                    --------       --------
           Total Operating Expenses                                   23,018         15,876

INCOME FROM OPERATIONS                                                22,542         19,221

OTHER INCOME AND EXPENSES:
     Interest expense                                                  6,871          6,432
     Other (income) expense, net                                         (48)           (37)
                                                                    --------       --------
           Income before income taxes                                 15,719         12,826

INCOME TAXES                                                           6,130          5,130
                                                                    --------       --------

NET INCOME                                                          $  9,589          7,696
                                                                    ========       ========

EARNINGS PER COMMON SHARE                                           $   0.34       $   0.27
                                                                    ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                         28,552         28,482
                                                                    ========       ========


         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                             (Dollars in thousands)

                                                                March 31,       December 31,
                                                                  1997              1996
                                                                  ----              ----
                                                               (Unaudited)
                           ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                  $   3,986          $     618
    Accounts receivable                                           78,930             73,507
    Inventories                                                   59,731             62,355
    Other current assets                                          14,149             13,689
                                                               ---------          ---------
          Total current assets                                   156,796            150,169

PROPERTY, PLANT AND EQUIPMENT                                    164,046            162,324
    Less:  Accumulated depreciation                              (67,941)           (66,480)
                                                               ---------          ---------
          Property, plant and equipment, net                      96,105             95,844

OTHER ASSETS:

    Prepaid pension costs                                          4,648              4,608
    Goodwill                                                      60,083             60,490
    Intangibles                                                   42,986             44,241
    Debt issuance costs                                            8,923              7,383
    Other noncurrent assets                                          440                501
                                                               ---------          ---------
          Total other assets                                     117,080            117,223

TOTAL ASSETS                                                   $ 369,981          $ 363,236
                                                               =========          =========


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                          $  18,200             29,700
    Accounts payable                                              24,858             23,789
    Accrued income taxes                                           6,868              2,634
    Advanced deposits                                             11,679             13,330
    Accrued compensation                                          10,886             10,947
    Accrued warranty                                               8,895              8,172
    Accrued interest                                               5,233              3,532
    Other accrued liabilities                                      7,162              9,889
                                                               ---------          ---------
          Total current liabilities                               93,781            101,993

Long-term debt                                                   360,510            311,990
Reserve for Post Retirement Benefits                              13,577             13,309
Accrued Pension Costs                                              5,304              4,724
Deferred Income Taxes                                              7,414              7,415
                                                               ---------          ---------
          Total liabilities                                      480,586            439,431

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value;
      100,000,000 shares authorized and
      47,426,600 shares issued                                       474                474
    Additional paid-in capital                                   104,171            104,321
    Less:  Treasury stock, at cost,
      13,937,867 and 9,937,867 shares                           (193,331)          (149,331)
    Less:  Unearned ESOP shares,
      8,856,576 and 8,927,565 shares                            (133,009)          (133,914)
    Retained earnings                                            114,671            105,363
    Cumulative translation adjustment                             (3,581)            (3,108)
                                                               ---------          ---------
          Total shareholders' equity                            (110,605)           (76,195)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 369,981          $ 363,236
                                                               =========          =========


         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                    1997                 1996
                                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                                 $  9,589              $  7,696

      Adjustments to reconcile net income to cash provided by operations:

           Depreciation and amortization                                            6,201                 5,144
           Provision for contribution to ESOP                                         755                   500
           Deferred income taxes                                                       --                   208
           Changes in certain assets and liabilities:

                Accounts receivable                                                (5,693)               (6,609)
                Inventories                                                         2,510                 2,803
                Other assets and liabilities                                          454                 3,491
                Accounts payable                                                    1,213                (3,131)
                Accrued income taxes                                                4,260                   530
                Accrued liabilities and advance deposits                           (1,942)                2,254
                                                                                 --------              --------
                    Net cash provided by operating activities                      17,347                12,886

INVESTING ACTIVITIES:

      Purchase of property, plant and equipment, net                               (4,409)               (2,032)
      Purchase of Futuris Industrial Products, Ltd.                                    --               (15,040)
                                                                                 --------              --------
                    Net cash used for investing activities                         (4,409)              (17,072)

FINANCING ACTIVITIES:

      Payments of term debt                                                            --               (15,000)
      Debt issuance fees                                                           (2,017)                   --
      Purchase of treasury stock                                                  (44,000)               (1,547)
      Net borrowings on revolving credit arrangements                              37,020                21,969
      Cash dividends                                                                 (281)                 (283)
                                                                                 --------              --------
                    Net cash provided by (used for) financing activities           (9,278)                5,139

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                              (292)                   79

                    Increase in cash and cash equivalents                           3,368                 1,032

CASH AND CASH EQUIVALENTS, beginning of period                                        618                   210
                                                                                 --------              --------
CASH AND CASH EQUIVALENTS, end of period                                         $  3,986              $  1,242
                                                                                 ========              ========


         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (Dollars in thousands)
                                  (Unaudited)

                                                       Additional               Unallocated              Cumulative      Total
                                             Common      Paid-In    Treasury       ESOP      Retained   Translation   Shareholders'
                                             Stock       Capital      Stock       Shares     Earnings    Adjustment      Equity
                                             -----       -------      -----       ------     --------    ----------      ------
BALANCE, December 31, 1996                    $474     $104,321    $(149,331)    $(133,914)   $105,363     $(3,108)    $ (76,195)
       Net income                                -            -            -             -       9,589           -         9,589
       Purchase of treasury stock                -            -      (44,000)            -           -           -       (44,000)
       Allocation of ESOP shares                 -         (150)           -           905           -           -           755
       Dividends paid                            -            -            -             -        (281)          -          (281)
       Cumulative translation adjustment         -            -            -             -           -        (473)         (473)
                                              ----     --------    ---------     ---------    --------     -------     ---------
BALANCE, March 31, 1997                       $474     $104,171    $(193,331)    $(133,009)   $114,671     $(3,581)    $(110,605)
                                              ====     ========    =========     =========    ========     =======     =========


         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                  (Unaudited)

1. BASIS OF PRESENTATION:

The information contained in these financial statements and notes for the quarter ended March 31, 1997, should be read in conjunction with the financial statements and notes for the year ended December 31, 1996, contained in the Company's Annual Report, as filed with the Securities and Exchange Commission on Form 10-K. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for the interim period are not necessarily indicative of results to be expected for the full year.

Earnings Per Share

Earnings per common and common equivalent share is based upon the weighted average common and common equivalent shares outstanding during the period. Primary and fully diluted earnings per share are the same.

Employee stock options, when dilutive, are considered common stock equivalents using the treasury stock method. Also included in the weighted average shares is the pro-rata amount of the annual allocation of approximately 284,000 shares to the ESOP participants.

In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share" (FAS 128). This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company currently believes that the effect of adopting FAS 128 will not have a material impact on its earnings per share.

2. STOCK REDEMPTION

On March 31, 1997, the Company repurchased from Scandinavian Incentive Holdings, B.V., ("SIH"), 4,000,000 shares of the Company's Common Stock for a purchase price of $11 per share in cash and an aggregate purchase price of $44 million plus fees and expenses of approximately $2 million (such transaction being hereinafter referred to as the "Redemption"). The Redemption was effected pursuant to a Redemption Agreement (the "Redemption Agreement") dated as of March 5, 1997 among the Company, SIH and Incentive AB, the sole shareholder of SIH ("Incentive"). Concurrently therewith, SIH sold its remaining 6,000,000 shares of Common Stock to a group of investors consisting of Vestar Equity Partners, L.P. ("Vestar"), Harvard Private Capital Holdings, Inc. ("Harvard"), American Industrial Partners Capital Fund II, L.P. ("AIP") and certain members of management of the Company (the "Management Purchasers") for a purchase price of $11 per share in cash, pursuant to a Stock Purchase Agreement dated as of March 5, 1997, which sale was effective as of March 31, 1997 (such transaction being hereinafter referred to as the "SIH Purchase").

In addition, the Company entered into a Common Stock Registration Rights Agreement (the "Registration Rights Agreement") dated as of March 5, 1997 among the Company, Harvard, AIP, the RAC Voting Trust (the "Voting

Trust"), Vestar, Vestar Capital Partners, Inc. ("Vestar Capital") and the former Pulse Shareholders, which Registration Rights Agreement provides for, among other things, the registration of sales of shares of Common Stock under the Securities Act of 1933, as amended, by Holders (as defined in the Registration Rights Agreement) at the expense, subject to certain specified exceptions, of the Company.

To finance the Redemption, the Company amended its credit agreement with The Chase Manhattan Bank, The Bank of New York and the other financial institutions named therein, to increase the revolving credit availability by $15 million (from $125 million to $140 million) and to obtain a waiver of the requirement to make a prepayment in an aggregate principal amount equal to 50% of excess cash flow for 1996, or approximately $11.5 million. The Company borrowed $46 million to fund the Redemption and related expenses.

Also, the Company obtained consents from record owners as of March 3, 1997 of its 9 3/8% Senior Notes Due 2005 (the "Notes") to certain amendments to a covenant contained in the Indenture dated as of June 20, 1995 among the Company, as issuer, and The Bank of New York, as trustee, pursuant to which the Notes were issued (the "Indenture").

Upon the Company's receipt of the requisite consents, the Indenture was amended
(i) to permit additional Restricted Payments in an amount of approximately $22 million in order to complete the Redemption, and (ii) to permit up to $2 million of additional Restricted Payments to be made in advance of when they would otherwise have been permitted.

In addition, an Amended and Restated Stockholders Agreement dated as of March 5, 1997 by and among the Voting Trust, Vestar, Harvard, AIP and the Company, and joined for certain purposes by Vestar Capital, William E. Kassling, Emilio A. Fernandez, Ofelia B. Fernandez, Robert J. Brooks, John M. Meister, Davideco, Inc. and Suebro, Inc., as amended by Amendment No. 1 thereto dated as of March 28, 1997 (the "Stockholders Agreement"), was executed in connection with the SIH Purchase. The Stockholders Agreement contains provisions regarding, among other things, the disposition and voting of shares of Common Stock by the parties to such agreement, as well as certain provisions regarding the composition of the Board of Directors of the Company.

The redemption and related financing has been reflected in the accompanying March 31, 1997 balance sheet. The following presents the Company's 1997 first quarter results on a pro forma basis as if this transaction had occurred on January 1, 1997:

                                        In thousands,
                                   except per share data
                                   ---------------------
        Net Income                      $ 9,100

        Earnings per Share              $   .37

        Weighted Average Shares          24,552

3. INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory at March 31, 1997, and December 31, 1996 are:

                             (Dollars in Thousands)

                             March 31,       December 31,
                               1997              1996
                             ---------       ------------
         Raw materials        $18,850           $20,140
         Work-in-process       28,684            31,294
         Finished goods        12,197            10,921
                              -------           -------
                              $59,731           $62,355
                              =======           =======

4. ACQUISITIONS:

Effective January 31, 1996, the Company acquired 100% of the stock of Futuris Industrial Products Pty. Ltd. (Futuris), an Australian company, for a cash purchase price of approximately $15 million. Futuris is a leading manufacturer of brake shoes and disc brake pads for railroads in Australia and the Pacific Rim, with annual revenues of approximately $10.5 million. The acquisition has been accounted for under the purchase method and the excess of the purchase price over the fair value of net assets acquired was approximately $9 million and has been allocated primarily to goodwill.

On September 19, 1996, the Company acquired from Mark IV Industries Inc. the Vapor Group (Vapor) for a cash purchase price of approximately $63.9 million. The transaction, which has been accounted for as a purchase, was effective September 1, 1996. Pursuant to an earn out provision, the purchase price may be increased by up to $2 million based on a sales formula. Vapor is the leading manufacturer of door controls for transit rail cars and metropolitan buses in the United States, with annual revenues for its most recent fiscal year (prior to the acquisition) of approximately $65 million. The net tangible assets of Vapor were approximately $36 million at the date of purchase. The fair market valuations and allocation of the purchase price to the acquired tangible and intangible assets have been based upon an independent appraisal. The purchase price paid in excess of the fair value of the acquired net tangible assets was approximately $28.2 million and has been allocated to goodwill and other intangibles.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management of financial condition provides information with respect to the results of operations of the Company for the three month periods ended March 31, 1997 and 1996, respectively. This discussion should be read in connection with the information in the condensed consolidated financial statements and the notes pertaining thereto.

Certain statements in this quarterly report on Form 10-Q are forward-looking statements concerning the future operations of the Company. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and there are many important factors that could cause actual results to differ materially from those in the forward-looking statements.

Results of Operations

The following table summarizes sales by market:

                                            For the three months ended
                                                    March 31,
                                               1997           1996
                                               ----           ----
Electronics                                   $ 23,093       $ 13,149
Freight Car                                     44,910         53,235
Transit                                         37,345         15,772
Locomotive                                      11,598         10,838
Friction & Other                                19,562         12,737
                                              --------       --------
                                              $136,508       $105,731
                                              ========       ========


FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

Net Sales

Net sales increased 29.1% or $30.8 million to $136.5 million in 1997 compared to $105.7 million in 1996. The acquisitions of Vapor Corporation in September 1996 and Futuris Industrial Products in January 1996 accounted for $23 million of the increase. Sales of the Company's electronic related products contributed $9.9 million to the increase, primarily as a result of the mandate on the two-way end-of-train monitoring device. Transit sales increased to $37.3 million in 1997 compared to $15.8 million in 1996. The acquisition of Vapor accounted for $18.3 million of this increase.

Sales in the Company's locomotive business increased 7% or $.8 million to $11.6 million in 1997 compared to $10.8 million in 1996. Sales of friction and other products were 54%, or $6.8 million, higher in the first quarter of 1997 compared to the same period in 1996. Increased demand for friction materials and industrial rubber was the primary factor for this increase. Also positively affecting other sales were sales of thermal boiler related products from the Company's Vapor subsidiary. For the quarter ended March 31, 1997, sales increased in all markets with the exception of the freight car market. Freight car sales declined by $8.3 million to $44.9 million in 1997 compared to $53.2 million in 1996, principally as a result of a decrease in the number of new freight car deliveries from 14,700 in the first quarter of 1996 to 11,500 in the first quarter of 1997.

Gross Profit

Gross profit increased $10.5 million, or 29.8% to $45.6 million in 1997 versus $35.1 million in 1996 while gross profit margins, as a percentage of sales, were 33.4% in 1997 compared to 33.2% in 1996. Gross profit increased primarily as a result of the overall 29.1% increase in net sales.

Selling and Marketing Expenses

Selling and marketing expenses increased $2.1 million in 1997 compared to 1996 due principally to the 1996 acquisition of Vapor Corporation; with the balance arising from increased marketing expenses associated with new products.

General and Administrative Expenses

General and administrative expenses increased $2.9 million to $9.2 million in 1997 from $6.3 million in 1996. Approximately half of the increase can be attributed to the inclusion of Vapor in 1997 expenses. The remainder of the increase was due to higher corporate expenses associated with international expansion.

Engineering Expenses

Engineering expenses, which do not include that portion of engineering which supports manufacturing, increased $1.7 million to $6.0 million in 1997 from $4.3 million in 1996, due primarily to increased engineering incurred in new product development, as well as the related effects of the 1996 acquisitions of Vapor and Futuris.

Amortization Expense

Amortization expense increased $.3 million in 1997 due primarily to the amortization of intangibles, including goodwill, associated with the acquisitions of Vapor and Futuris.

Income from Operations

Operating income increased 17.3% to $22.5 million in 1997 from $19.2 million in 1996 due principally to the higher sales volume and associated profit margin.

Interest Expense

Interest expense increased $.4 million to $6.8 million in 1997 from $6.4 million in 1996, due primarily to the incremental borrowing costs of the acquisitions.

Income Taxes

The provision for income taxes was $6.1 million in 1997 compared to $5.1 million in 1996. The effective tax rate declined from 40.0% in 1996 to 39.0% in 1997, due to the establishment of a Foreign Sales Corporation (FSC) late in 1996 and lower overall state tax rates.

Net Income

While the Original Equipment Manufacturing ("OEM") freight market decreased 22%, net income increased 24.6% to $9.6 million in 1997 from $7.7 million in 1996, and earnings per share increased by 25.9% to $.34 from $.27. The continued implementation of the Company's strategy to become less dependent on the cyclical freight market contributed to the favorable results in the first quarter of 1997. The higher sales volume, increased gross profit margin and lower effective tax rate were also principal reasons for the increase in profitability.

Liquidity and Capital Resources

The Company has generated cash from operating activities of $17.3 million and $12.9 million in the first three months of 1997 and 1996, respectively. During the first quarter of 1997, the Company increased its bank debt obligations by a net $37.0 million as a result of funding the $46 million payment for the stock repurchase as is described below. Excluding the borrowing for the share buyback, the Company would have decreased debt by approximately $9 million. Also, cash and cash equivalents increased by $3.4 million during the quarter. Cash generated from operating activities has remained strong due to continued profitability and improved asset management, which has enabled the Company to fund both its anticipated capital expenditures and the related working capital requirements.

On March 4, 1997, one of the Company's major shareholders, Scandinavian Incentive Holding B.V. ("SIH"), agreed to sell the 10 million shares of WABCO Common Stock that it holds. Under the terms of the March 5, 1997 agreement, the Company bought 4 million shares at $11 per share, upon obtaining approval of the Company's senior note holders, and an investment group consisting of Vestar Equity Partners, L.P., Harvard Private Capital Group, American Industrial Partners Capital Fund II, L.P. and certain members of Company management acquired the remaining 6 million shares at the same price. This transaction was completed on March 31, 1997 and increased total bank debt obligations by $46 million.

The Company's primary source of liquidity, other than operations, is the $140 million revolving credit facility (the Revolving Credit Facility) pursuant to the Amended Credit Agreement, of which approximately $98 million had been utilized for borrowings at March 31, 1997. The financing for the stock repurchase was made under the Company's Revolving Credit Facility.

At March 31, 1997, the total indebtedness of the Company is approximately $378.7 million, of which approximately $261.7 million is outstanding under the Amended Credit Agreement, $100.0 million is outstanding under the Company's Senior Notes and $17.0 million is due to the former owners of Pulse. The Company's total annual interest obligation on such indebtedness would be approximately $31.1 million based on the interest rates in effect as of March 31, 1997 (using a weighted average interest rate of approximately 8.2%). The interest rate for the Notes is fixed at 9.375%, which will result in an annual interest obligation on the Notes of $9.4 million (based on a total outstanding amount of $100 million). Most of the remaining indebtedness bears interest at variable interest rates and, therefore, the Company's total annual interest obligation will change based on the applicable interest rates in effect from time to time. However, the Company has entered into interest rate swap agreements that fix the interest cost on $75 million at a weighted average interest rate of approximately 7.95%.

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

                       PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                      (27)  Financial Data Schedule

              (b)  Reports on Form 8-K

                        (i) The Company filed a Form 8-K related to the Stock
                            Redemption on April 11, 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WESTINGHOUSE AIR BRAKE COMPANY
                                     (Registrant)

May 9, 1997                          By /s/ ROBERT  J. BROOKS
                                     ----------------------------------
                                     Robert J. Brooks
                                     Vice President and Chief Financial Officer