Form 10-K/A
period 1996-12-31
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1997-06-30
CIK 943452

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                     For the period ended December 31, 1996

                         Commission file number 1-13782

                         WESTINGHOUSE AIR BRAKE COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  25-1615902
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification No.)

        1001 AIR BRAKE AVENUE
     WILMERDING, PENNSYLVANIA 15148                     (412) 825-1000
(Address of principal executive offices)        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

                            NEW YORK STOCK EXCHANGE
                     (Name of Exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: NONE

                            -----------------------

    This Amendment to Form 10-K is being filed to amend Exhibit 28 thereto. The full text of Exhibit 28 is set forth in this Amendment to Form 10-K

-------------------------------------------------------------------------------