Form 10-Q
period 1997-06-30
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1997-08-14
CIK 943452

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
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

Number of shares of common stock outstanding, excluding unearned ESOP shares, as of August 1, 1997:
                                   24,718,271

Number of shares of common stock outstanding, including unearned ESOP shares, as of August 1, 1997:
                                   33,503,858


===============================================================================

                         WESTINGHOUSE AIR BRAKE COMPANY

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     INDEX

                                                                         Page
                                                                         ----
PART I     FINANCIAL INFORMATION

ITEM 1     Financial Statements

           Condensed Consolidated Statement of Operations                 3

           Condensed Consolidated Balance Sheet                           4

           Condensed Consolidated Statement of Cash Flows                 5

           Condensed Consolidated Statement of
             Shareholders' Equity                                         6

           Notes to Condensed Consolidated Financial Statements           7

ITEM 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10

PART II    OTHER INFORMATION

ITEM 4     Submission of Matters to a Vote of Security Holders           14

SIGNATURES                                                               15

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                (Dollars in thousands except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                     -----------------------         -----------------------
                                                       1997           1996              1997          1996
                                                       ----           ----              ----          ----
NET SALES                                            $ 138,066     $ 109,135         $ 274,574     $ 214,866
COST OF SALES                                           91,163        72,066           182,111       142,700
                                                     ---------     ---------         ---------     ---------
           Gross Profit                                 46,903        37,069            92,463        72,166

SELLING AND MARKETING EXPENSES                           6,108         3,816            11,734         7,372
GENERAL AND ADMINISTRATIVE EXPENSES                      9,719         7,418            18,979        13,692
ENGINEERING EXPENSES                                     6,318         3,923            12,315         8,177
AMORTIZATION EXPENSE                                     1,974         1,925             4,109         3,717
                                                     ---------     ---------         ---------     ---------
           Income from operations                       22,784        19,987            45,326        39,208

OTHER INCOME AND EXPENSES:
     Interest expense                                    7,613         6,262            14,484        12,694
     Other (income) expense, net                          (108)          (36)             (156)          (73)
                                                     ---------     ---------         ---------     ---------
           Income before income taxes                   15,279        13,761            30,998        26,587

INCOME TAXES                                             5,959         5,505            12,089        10,635
                                                     ---------     ---------         ---------     ---------

NET INCOME                                           $   9,320     $   8,256         $  18,909     $  15,952
                                                     =========     =========         =========     =========

EARNINGS PER COMMON SHARE                            $    0.37     $    0.29         $    0.71     $    0.56
                                                     =========     =========         =========     =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           24,924        28,410            26,719        28,446
                                                     =========     =========         =========     =========

         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                             (Dollars in thousands)

                                                                            June 30,        December 31,
                                                                              1997             1996
                                                                              ----             ----
                                                                           (Unaudited)
                                ASSETS
                                ------
CURRENT ASSETS:
     Cash and cash equivalents                                          $   2,969            $     618
     Accounts receivable                                                   79,040               73,507
     Inventories                                                           65,284               62,355
     Other current assets                                                  16,551               13,689
                                                                        ---------            ---------
           Total current assets                                           163,844              150,169

PROPERTY, PLANT AND EQUIPMENT                                             172,030              162,324
     Less:  Accumulated depreciation                                      (71,379)             (66,480)
                                                                        ---------            ---------
           Property, plant and equipment, net                             100,651               95,844

OTHER ASSETS:
     Prepaid pension costs                                                  4,653                4,608
     Goodwill                                                              60,714               60,490
     Intangibles                                                           44,804               44,241
     Debt issuance costs and Other                                          8,527                7,884
                                                                        ---------            ---------
           Total other assets                                             118,698              117,223

TOTAL ASSETS                                                            $ 383,193            $ 363,236
                                                                        =========            =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Current portion of long-term debt                                  $  22,124            $  29,700
     Accounts payable                                                      29,758               23,789
     Accrued income taxes                                                     974                2,634
     Other current liabilities                                             49,031               45,870
                                                                        ---------            ---------
           Total current liabilities                                      101,887              101,993

Long-term debt                                                            354,890              311,990
Reserve for Post Retirement Benefits                                       13,855               13,309
Accrued Pension Costs                                                       5,242                4,724
Deferred Income Taxes                                                       7,066                7,415
Minority Interest                                                             255                  -
                                                                        ---------            ---------
           Total liabilities                                              483,195              439,431

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;  100,000,000 shares authorized and
       47,426,600 shares issued                                               474                  474
     Additional paid-in capital                                           104,413              104,321
     Less:  Treasury stock, at cost, 13,922,742 and 9,937,867 shares     (193,123)            (149,331)
     Less:  Unearned ESOP shares, 8,785,587 and 8,927,565 shares         (131,944)            (133,914)
     Retained earnings                                                    123,749              105,363
     Cumulative translation adjustment                                     (3,571)              (3,108)
                                                                        ---------            ---------
           Total shareholders' equity                                    (100,002)             (76,195)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 383,193            $ 363,236
                                                                        =========            =========

         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (Dollars in thousands)
                                  (Unaudited)

                                                                  Six months ended
                                                                      June 30,
                                                               ----------------------
                                                                 1997           1996
                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  18,909      $ 15,952

   Adjustments to reconcile net income to cash
     provided by operations:
        Depreciation and amortization                             12,148        10,602
        Provision for contribution to ESOP                         1,866         1,113
        Deferred income taxes                                       (337)          213
        Changes in certain assets and liabilities:
             Accounts receivable                                     800        (9,981)
             Inventories                                           4,360         4,506
             Other assets and liabilities                           (616)        3,328
             Accounts payable                                      2,382        (1,700)
             Accrued income taxes                                 (1,606)         (212)
             Accrued liabilities and advanced deposits            (4,551)        3,316
                                                               ---------      --------
                 Net cash provided by operating activities        33,355        27,137

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment, net                (11,698)       (5,716)
   Cost of business acquisitions                                  (7,730)      (15,040)
                                                               ---------      --------
                 Net cash used for investing activities          (19,428)      (20,756)

FINANCING ACTIVITIES:
   Net bank debt borrowings                                       44,470        18,055
   Payments of term debt                                          (9,100)      (19,400)
   Purchase of treasury stock, including fees                    (46,068)       (1,629)
   Issuance of treasury stock                                        404            -
   Cash dividends                                                   (523)         (564)
                                                               ---------      --------
                 Net cash used for financing activities          (10,817)       (3,538)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                             (759)          143

                 Increase in cash and cash equivalents             2,351         2,986

CASH AND CASH EQUIVALENTS, beginning of period                       618           210
                                                               ---------      --------
CASH AND CASH EQUIVALENTS, end of period                       $   2,969      $  3,196
                                                               =========      ========


         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             (Dollars in thousands)
                                  (Unaudited)

                                                  Additional                Unallocated                  Cumulative       Total
                                        Common     Paid-In      Treasury       ESOP        Retained     Translation   Shareholders'
                                        Stock      Capital       Stock        Shares       Earnings      Adjustment      Equity
                                        -----      -------       -----        ------       --------      ----------      ------
BALANCE, December 31, 1996              $ 474     $104,321     $(149,331)   $(133,914)    $105,363       $ (3,108)     $ (76,195)
  Net income                               -           -             -            -         18,909            -           18,909
  Purchase of treasury stock               -           -         (44,000)         -            -              -          (44,000)
  Exercise of stock options                -           196           208          -            -              -              404
  Allocation of ESOP shares                -          (104)          -          1,970          -              -            1,866
  Dividends paid                           -           -             -            -           (523)           -             (523)
  Cumulative translation adjustment        -           -             -            -            -             (463)          (463)
                                        -----     --------     ---------    ---------     --------       --------      ---------
BALANCE, June 30, 1997                  $ 474     $104,413     $(193,123)   $(131,944)    $123,749       $ (3,571)     $(100,002)
                                        =====     ========     =========    =========     ========       ========      =========


         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                  (Unaudited)

1. BASIS OF PRESENTATION:

The information contained in these financial statements and notes for the three and six months ended June 30, 1997, should be read in conjunction with the financial statements and notes for the year ended December 31, 1996, contained in the Company's Annual Report, as filed with the Securities and Exchange Commission on Form 10-K. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

Earnings Per Share
------------------

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

In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations compared to fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. The Company currently believes that the effect of adopting SFAS No. 128 will not have a material impact on its earnings per share.

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

To finance the Redemption, the Company amended its credit agreement with The Chase Manhattan Bank, The Bank of New York and the other financial institutions named therein, to increase the revolving credit availability by $15 million (from $125 million to $140 million) and to obtain a waiver of the requirement to make a prepayment in an aggregate principal amount equal to 50% of excess cash flow for 1996, or approximately $11.5 million. The Company obtained consents from record owners as of March 3, 1997 of its 9-3/8% Senior Notes Due 2005 (the "Notes") to certain amendments to a covenant contained in the Indenture dated as of June 20, 1995 among the Company, as issuer, and The Bank of New York, as trustee, pursuant to which the Notes were issued (the "Indenture"). The Company borrowed $46 million to fund the Redemption and related expenses.

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

The following presents the Company's results for the six months ended June 30, 1997 on a pro forma basis as if this transaction had occurred on January 1, 1997:

                                                 In thousands,
                                            except per share data
                                            ---------------------
                  Net Income                      $18,420

                  Earnings per Share              $   .74

                  Weighted Average Shares          24,752

 3. INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory at June 30, 1997, and December 31, 1996 are:

                                  (Dollars in Thousands)
                                  ----------------------
                                June 30,         December 31,
                                  1997              1996
                                  ----              ----
         Raw materials          $25,487           $20,140
         Work-in-process         27,364            31,294
         Finished goods          12,433            10,921
                                -------           -------
                                $65,284           $62,355
                                =======           =======

4. ACQUISITIONS:

Effective January 31, 1996, the Company acquired 100% of the stock of Futuris Industrial Products Pty. Ltd. (Futuris), an Australian company, for a cash purchase price of approximately $15 million. Futuris is a leading manufacturer of brake shoes and disc brake pads for railroads in Australia and the Pacific Rim.

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

Effective May 1, 1997 the Company purchased Stone Safety Service Corporation and Stone U.K. Limited (Stone) from Enprotech Corporation, a subsidiary of Itochu International. Stone is located in New Jersey and England, and is one of the world's leading manufacturers of air conditioning equipment with an established product base in North America, Europe and the Far East. On June 27, 1997 the Company acquired the heavy rail air conditioning business of Thermo King Corporation (Thermo King) from Westinghouse Electric. The Thermo King purchase included certain inventory, equipment and drawings. The aggregate purchase price for the Stone and Thermo King acquisitions was approximately $7.5 million and was financed by utilizing the Company's revolving line of credit. Annual revenues of the Stone and Thermo King acquisitions aggregate approximately $20 million. The acquisitions have been accounted for under the purchase method and the excess of the purchase price over the fair value of net assets acquired was approximately $1 million which has been allocated primarily to goodwill.

5. SUBSEQUENT EVENT:

Effective July 31, 1997 the Company acquired 100% of the stock of H.P. S.r.l.
(HP), an Italian company. HP is a leading supplier of door controls for transit rail cars and buses in the Italian market, with revenues of approximately $9 million for its most recent fiscal year.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management of financial condition provides information with respect to the results of operations of the Company for the three month and six month periods ended June 30, 1997 and 1996, respectively. This discussion should be read in connection with the information in the condensed consolidated financial statements and the notes pertaining thereto.

Certain statements in this quarterly report on Form 10-Q are forward-looking statements concerning the future operations of the Company. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and there are many important factors that could cause actual results to differ materially from those in the forward-looking statements.

Results of Operations
---------------------

The following table summarizes sales by market:

                            For the three months ended         For the six months ended
                                     June 30,                           June 30,
                              1997            1996               1997             1996
                              ----            ----               ----             ----
Electronics                 $  22,206       $  18,676         $  45,299        $  31,825
Freight Car                    43,117          48,987            88,027          102,222
Transit                        42,659          15,523            79,994           31,295
Locomotive                     12,233          11,252            23,831           22,090
Friction & Other               17,851          14,697            37,423           27,434
                            ---------       ---------         ---------        ---------
                            $ 138,066       $ 109,135         $ 274,574        $ 214,866
                            =========       =========         =========        =========


SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

Net Sales
---------

Net sales increased 27% to $138.1 million in the second quarter of 1997 compared to $109.1 million in the same period of 1996, due primarily to the acquisitions of Vapor Corporation on September 1, 1996 and Stone Safety Service Corporation on May 1, 1997 ($26.5 million of combined sales reflected in transit sales), as well as continued strong performances from the Company's electronics, transit and friction product segments.

Freight car sales decreased $5.9 million to $43.1 million in the second quarter of 1997 from $49.0 million in 1996 due to the reduction in the number of new freight car deliveries from 14,129 to 11,414.

Gross Profit
------------

Gross profit increased $9.8 million or 27%, to $46.9 million in 1997 versus $37.1 million in 1996; gross profit margins remained constant at 34%. The overall increase in sales resulted in the higher gross profit for the quarter ended June 30, 1997.

Selling and Marketing Expenses
------------------------------

Selling and marketing expenses increased $2.3 million in 1997 compared to 1996; increased expenses related to the acquisitions of Vapor and Stone accounted for $1.4 million and the balance was attributable to international marketing expansion and higher sales levels.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased $2.3 million to $9.7 million in 1997 from $7.4 million in 1996. The increase was primarily due to the addition of Vapor and Stone which accounted for $1.7 million.

Engineering Expenses
--------------------

Engineering expenses, which do not include that portion of engineering which supports manufacturing, increased $2.4 million to $6.3 million in 1997 from $3.9 million in 1996, due primarily to the acquisitions of Vapor and Stone ($1.8 million). The remainder of the increase in engineering expenses was due to new product development in the Company's Integrated Railway Systems group.

Income from Operations
----------------------

Operating income increased 14% to $22.8 million in 1997 over the prior year due primarily to the higher sales volume while the Company was able to maintain gross profit margins at 34%.

Interest Expense
----------------

Second quarter 1997 interest expense was $7.6 million, a 22% increase over the $6.3 million incurred in the second quarter of 1996. The increase is attributed to additional debt levels in 1997, primarily associated with the Share Redemption on March 31, 1997 and the incremental borrowing costs to finance acquisitions less paydowns.

Income Taxes
------------

The effective tax rate was 39% for the second quarter of 1997 compared with 40% for the comparable quarter of 1997. This decline was due to the establishment of a Foreign Sales Corporation in October 1996 and lower overall state tax rates. The provision for income taxes was $6.0 million in 1997 compared to $5.5 million in 1996.

Net Income
----------

Higher sales volume coupled with increased gross profits and a lower overall effective tax rate were principal reasons for the increase in profitability. Net income increased 13% to $9.3 million in 1997 from $8.3 million in 1996, and earnings per share increased 28% to $.37 from $.29 despite the 21% decline in the freight Original Equipment Manufacturing ("OEM") market. The Company's strategy to become less dependent on the cyclical freight market continued to contribute to the favorable results of the Company as is evidenced in the second quarter results.

SIX MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1996

Net Sales
---------

Net sales increased 28% or $59.7 million to $274.6 million in 1997 compared to $214.9 million in 1996. The 1997 increase in net sales over those generated in 1996 was due primarily to the acquisitions of Vapor and Stone ($48.4 million shown in transit sales) as well as increased volume in the electronics, transit and friction businesses. The federal mandate that most trains be equipped with the two-way end-of-train monitoring device coupled with new products was the reason for the electronics sales increase.

Net sales in the Locomotive business increased $1.7 million, or 8%, from $22.1 million in 1996 to $23.8 million in 1997. The Freight Car division sales declined from $102.2 million in 1996 to $88.0 million in 1997, as the result of the slowdown in the freight car OEM market by 21%.

Gross Profit
------------

Gross profit increased $20.3 million or 28%, to $92.5 million in 1997 compared to $72.2 million in 1996. The gross profit increase was due to the overall 28% increase in net sales. Gross margin, as a percentage of sales, remained level.

Selling and Marketing Expenses
------------------------------

Selling and marketing expenses increased $4.4 million in 1997 of which the acquisitions accounted for $2.8 million; increased marketing expenses in conjunction with new products and the Company's expanded international marketing activities accounted for the remainder of the increase.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased $5.3 million to $19.0 million in 1997 from $13.7 million in 1996. Approximately $3.1 million of the increase was due to the effects of the Vapor and Stone acquisitions; the remainder was due to increased corporate expenses.

Engineering Expenses
--------------------

Engineering expenses, which do not include that portion of engineering which supports manufacturing, increased $4.1 million to $12.3 million in 1997 from $8.2 million in 1996, due primarily to the acquisitions which accounted for $3.3 million of the increase. Engineering expenses were also up in conjunction with new product development.

Amortization Expense
--------------------

Amortization expense increased $.4 million in 1997 due primarily to the amortization of intangibles, including goodwill, associated with the acquisition of Vapor in September 1996.

Income from Operations
----------------------

Operating income increased $6.1 million to $45.3 million in 1997 from $39.2 million in 1996. Operating income for the six months ended June 30, 1997 was favorably impacted by the aforementioned increased sales volumes and increased gross profit.

Interest Expense
----------------

Interest expense increased $1.8 million to $14.5 million in 1997 from $12.7 million in 1996, due to higher debt levels in 1997 primarily as the result of financing the Share Redemption.

Income Taxes
------------

The provision for income taxes was $12.1 million in 1997 compared to $10.6 million in 1996. The effective tax rate declined from 40% in 1996 to 39% in 1997, due to the establishment of a Foreign Sales Corporation and lower overall state tax rates.

Net Income
----------

Net income increased by $2.9 million from $16.0 million in 1996 to $18.9 million in 1997 as the result of the increased sales volume and associated increased gross profits.

Liquidity and Capital Resources
-------------------------------

The Company has generated cash from operating activities of $33.4 million and $27.1 million in the first six months of 1997 and 1996, respectively. During the six months ended June 30, 1997, the Company increased its bank debt obligations by a net $35 million as a result of funding the $46 million payment for the stock repurchase, as is described below, and financing related to the Stone and Thermo King acquisitions . Excluding the borrowings for the share buyback and acquisitions, the Company would have decreased debt by approximately $18.4 million. Also, cash and cash equivalents increased by $2.4 million during the six months ended June 30, 1997. Cash generated from operating activities has remained strong due to continued profitability and improved asset management, which has enabled the Company to fund both its anticipated capital expenditures and the related working capital requirements.

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

The Company's primary source of liquidity, other than operations, is the $140 million revolving credit facility (the Revolving Credit Facility) pursuant to the Amended Credit Agreement, of which approximately $104 million had been utilized for borrowings at June 30, 1997. The financing for the stock repurchase was made under the Company's Revolving Credit Facility.

At June 30, 1997, the total indebtedness of the Company is approximately $377.0 million, of which approximately $260 million is outstanding under the Amended Credit Agreement, $100.0 million is outstanding under the Company's Senior Notes and $17.0 million is due to the former owners of Pulse. The Company's total annual interest obligation on such indebtedness would be approximately $30.5 million based on the interest rates in effect as of June 30, 1997 (using a weighted average interest rate of approximately 8.1%). The interest rate for the Notes is fixed at 9.375%, which will result in an annual interest obligation of $9.4 million (based on a total outstanding amount of $100 million). Most of the remaining indebtedness bears interest at variable interest rates and, therefore, the Company's total annual interest obligation will change based on the applicable interest rates in effect from time to time. However, the Company has entered into interest rate swap agreements that fix the interest cost on $75 million at a weighted average interest rate of approximately 7.95%.

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

                           PART II. OTHER INFORMATION

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 22, 1997. Two matters were considered and voted upon at the Annual Meeting: the election of two persons to serve as directors and the ratification of the appointment of Arthur Andersen LLP as independent public accountants to audit the financial statements of the Company and its subsidiaries for the 1997 fiscal year.

Nominations of Robert J. Brooks and Mikael Lilius to serve as directors for a term expiring in 2000 were considered.

                              Votes           Votes        Votes        Broker
     Nominee                   For           Against     Withheld     Non-Votes
     -------                   ---           -------     --------     ---------
Robert J. Brooks            29,566,259          -         89,606          -
Mikael Lilius               29,585,366          -         70,499          -


The holders of 29,647,768 shares of the Common Stock voted to ratify the appointment of Arthur Andersen LLP. The holders of 5,487 shares voted against such appointment. There were 0 abstentions and 2,610 broker non-votes as to such matter. Accordingly such appointment was ratified.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WESTINGHOUSE AIR BRAKE COMPANY
                                      (Registrant)

August 14, 1997                       By /s/ ROBERT J. BROOKS
                                         ------------------------------
                                         Robert J. Brooks, Vice President and
                                              Chief Financial Officer