Form 10-Q
period 1997-09-30
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1997-11-13
CIK 943452

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
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

Number of shares of common stock outstanding, excluding unearned ESOP shares, as of November 3, 1997:

                                   24,915,467
                                   ----------

Number of shares of common stock outstanding, including unearned ESOP shares, as of November 3, 1997:
                                   33,630,065
                                   ----------

================================================================================

                         WESTINGHOUSE AIR BRAKE COMPANY


                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      INDEX


                                                                    Page
                                                                    ----

PART I      FINANCIAL INFORMATION

ITEM 1      Financial Statements

            Condensed Consolidated Statement of Operations            3

            Condensed Consolidated Balance Sheet                      4

            Condensed Consolidated Statement of Cash Flows            5

            Condensed Consolidated Statement of
              Shareholders' Equity                                    6

            Notes to Condensed Consolidated Financial Statements      7

ITEM 2      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     10

PART II     OTHER INFORMATION

            None                                                     14

SIGNATURES                                                           15

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                (Dollars in thousands except per share amounts)
                                  (Unaudited)

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                   September 30,
                                                                      -----------------------         -----------------------
                                                                        1997           1996              1997          1996
                                                                        ----           ----              ----          ----
NET SALES                                                             $ 142,761      $ 109,801         $ 417,335     $ 324,667
COST OF SALES                                                            97,202         72,213           279,313       214,913
                                                                      ---------      ---------         ---------     ---------
           Gross Profit                                                  45,559         37,588           138,022       109,754

SELLING AND MARKETING EXPENSES                                            6,594          4,668            18,328        12,040
GENERAL AND ADMINISTRATIVE EXPENSES                                       8,906          6,581            27,885        20,273
ENGINEERING EXPENSES                                                      6,019          4,674            18,334        12,851
AMORTIZATION EXPENSE                                                      2,004          1,983             6,113         5,700
                                                                      ---------      ---------         ---------     ---------
           Income from operations                                        22,036         19,682            67,362        58,890

OTHER INCOME AND EXPENSES:
     Interest expense                                                     7,700          6,346            22,184        19,040
     Other (income) expense, net                                           (150)           (12)             (306)          (85)
                                                                      ---------      ---------         ---------     ---------
           Income before income taxes                                    14,486         13,348            45,484        39,935

INCOME TAXES                                                              5,650          5,339            17,739        15,974
                                                                      ---------      ---------         ---------     ---------

NET INCOME                                                            $   8,836      $   8,009         $  27,745     $  23,961
                                                                      =========      =========         =========     =========


PER SHARE DATA:

     Primary Earnings Per Share                                       $    0.35      $    0.28         $    1.05     $    0.84
     Average Shares used in Primary                                      25,565         28,456            26,388        28,449

     Fully-Diluted Earnings Per Share                                 $    0.34      $    0.28         $    1.03     $    0.84
     Average Shares used in Fully-Diluted                                26,019         28,456            27,062        28,449


         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                             (Dollars in thousands)


                                                                                  September 30,        December 31,
                                                                                       1997                1996
                                                                                       ----                ----
                                                                                   (Unaudited)
                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $     256           $     618
     Accounts receivable                                                               92,207              73,507
     Inventories                                                                       66,178              62,355
     Other current assets                                                              17,163              13,689
                                                                                    ----------          ---------
           Total current assets                                                       175,804             150,169

PROPERTY, PLANT AND EQUIPMENT                                                         178,043             162,324
     Less:  Accumulated depreciation                                                  (75,566)            (66,480)
                                                                                    ----------          ---------
           Property, plant and equipment, net                                         102,477              95,844

OTHER ASSETS:
     Prepaid pension costs                                                              4,607               4,608
     Goodwill                                                                          63,819              60,490
     Intangibles                                                                       43,774              44,241
     Debt issuance costs and other                                                      8,567               7,884
                                                                                    ----------          ---------
           Total other assets                                                         120,767             117,223

TOTAL ASSETS                                                                        $ 399,048           $ 363,236
                                                                                    =========           =========


                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                              $  22,944           $  29,700
     Accounts payable                                                                  31,085              23,789
     Accrued income taxes                                                                 389               2,634
     Other current liabilities                                                         58,967              45,870
                                                                                    ----------          ---------
           Total current liabilities                                                  113,385             101,993

Long-term debt                                                                        347,073             311,990
Reserve for post-retirement benefits                                                   14,130              13,309
Accrued pension costs                                                                   5,596               4,724
Deferred income taxes                                                                   6,061               7,415
Other long-term liabilities                                                               955                  -
                                                                                    ----------          ---------
           Total liabilities                                                          487,200             439,431

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;  100,000,000 shares authorized and
       47,426,600 issued                                                                  474                 474
     Additional paid-in capital                                                       105,077             104,321
     Less:  Treasury stock, at cost, 13,796,535 and 9,937,867 shares                 (191,384)           (149,331)
     Less:  Unearned ESOP shares, 8,714,598 and 8,927,565 shares                     (130,879)           (133,914)
     Retained earnings                                                                132,343             105,363
     Cumulative translation adjustment                                                 (3,783)             (3,108)
                                                                                    ---------           ---------
           Total shareholders' equity                                                 (88,152)            (76,195)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 399,048           $ 363,236
                                                                                    =========           =========


         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (Dollars in thousands)
                                  (Unaudited)



                                                                                   Nine months ended
                                                                                      September 30,
                                                                              ------------------------------
                                                                                1997                 1996
                                                                                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                               $ 27,745             $ 23,961

      Adjustments to reconcile net income to cash provided by operations:
           Depreciation and amortization                                         18,181               16,486
           Provision for contribution to ESOP                                     3,278                1,638
           Deferred income taxes                                                 (1,337)                (253)
           Changes in certain assets and liabilities:
                Accounts receivable                                              (6,730)              (5,977)
                Inventories                                                       5,550                6,712
                Other assets and liabilities                                      2,392                3,357
                Accounts payable                                                 (1,181)              (3,022)
                Accrued income taxes                                             (2,162)                 953
                Accrued liabilities and advanced deposits                         3,542                2,941
                                                                               --------             --------
                    Net cash provided by operating activities                    49,278               46,796

INVESTING ACTIVITIES:
      Purchase of property, plant and equipment, net                            (16,694)              (9,101)
      Cost of business acquisitions                                             (13,492)             (78,890)
                                                                               --------             --------
                    Net cash used for investing activities                      (30,186)             (87,991)

FINANCING ACTIVITIES:
      Net bank debt borrowings                                                   35,187               69,895
      Payments of term debt                                                      (9,100)             (19,400)
      Purchase of treasury stock, including fees                                (46,068)              (2,022)
      Proceeds from exercise of stock options                                     2,460                    -
      Cash dividends                                                               (765)                (846)
                                                                               --------             --------
                    Net cash provided (used) by financing activities            (18,286)              47,627

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                          (1,168)                  24

                    Increase (Decrease) in cash and cash equivalents               (362)               6,456

CASH AND CASH EQUIVALENTS, beginning of period                                      618                  210
                                                                               --------             --------
CASH AND CASH EQUIVALENTS, end of period                                       $    256             $  6,666
                                                                               ========             ========

         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (Dollars in thousands)
                                  (Unaudited)


                                                    Additional               Unallocated               Cumulative       Total
                                           Common     Paid-In     Treasury       ESOP      Retained   Translation   Shareholders'
                                            Stock     Capital       Stock       Shares     Earnings    Adjustment      Equity
                                            -----     -------       -----       ------     --------    ----------      ------
BALANCE, December 31, 1996                  $ 474   $ 104,321   $ (149,331)  $ (133,914)  $ 105,363     $ (3,108)    $ (76,195)
       Net income                               -           -            -            -      27,745            -        27,745
       Purchase of treasury stock               -           -      (44,000)           -           -            -       (44,000)
       Exercise of stock options                -         513        1,947            -           -            -         2,460
       Allocation of ESOP shares                -         243            -        3,035           -            -         3,278
       Dividends paid                           -           -            -            -        (765)           -          (765)
       Cumulative translation adjustment        -           -            -            -           -         (675)         (675)
                                            -----   ---------   ----------   ----------   ---------     ---------    ---------
BALANCE, September 30, 1997                 $ 474   $ 105,077   $ (191,384)  $ (130,879)  $ 132,343     $ (3,783)    $ (88,152)
                                            =====   =========   ==========   ==========   =========     ========     =========

         The accompanying notes are an integral part of this statement.

                WESTINGHOUSE AIR BRAKE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                  (Unaudited)



1. BASIS OF PRESENTATION:

The information contained in these financial statements and notes for the three and nine months ended September 30, 1997, should be read in conjunction with the financial statements and notes for the year ended December 31, 1996, contained in the Company's Annual Report, as filed with the Securities and Exchange Commission on Form 10-K. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring accruals) considered necessary for a fair presentation have been made; however, results for these interim periods are not necessarily indicative of results to be expected for the full year.

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

In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations compared to fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997 with a restatement of all prior periods being required. The Company currently believes that the effect of adopting SFAS No. 128 will not have a material impact on its earnings per share.


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

The following presents the Company's results for the nine months ended September 30, 1997 on a pro forma basis as if this transaction had occurred on January 1, 1997:

                                                            In thousands,
                                                        except per share data
                                                        ---------------------
        Net Income                                             $27,256
                                                               =======
        Primary Earnings Per Share                             $  1.09
        Average Shares used for Primary                         25,084

        Fully-Diluted Earnings Per Share                       $  1.06
        Average Shares used for Fully-Diluted                   25,758

 3. INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory at September 30, 1997, and December 31, 1996 are:

                                          (Dollars in Thousands)
                                          ----------------------
                                     September 30,       December 31,
                                          1997              1996
                                          ----              ----
         Raw materials                  $23,689           $20,140
         Work-in-process                 27,328            31,294
         Finished goods                  15,161            10,921
                                        -------           -------
                                        $66,178           $62,355
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

Effective May 1, 1997 the Company purchased Stone Safety Service Corporation and Stone U.K. Limited (Stone) from Enprotech Corporation, a subsidiary of Itochu International. Stone is located in New Jersey and England, and is one of the world's leading suppliers of air conditioning equipment for the transit industry with an established product base in North America, Europe and the Far East. On June 27, 1997 the Company acquired the heavy rail air conditioning business of Thermo King Corporation (Thermo King) from Westinghouse Electric. The Thermo King purchase included certain inventory, equipment and drawings. The aggregate purchase price for the Stone and Thermo King acquisitions was approximately $7.5 million and was financed by utilizing the Company's revolving line of credit. Annual revenues of the Stone and Thermo King acquisitions aggregate approximately $20 million. The acquisitions have been accounted for under the purchase method and the excess of the purchase price over the fair value of net assets acquired was approximately $1 million which has been allocated primarily to goodwill.

Effective July 31, 1997 the Company acquired 100% of the stock of H.P. S.r.l.
(HP), an Italian company for a total purchase price of $5.6 million, which included the assumption of $2.4 million in debt. HP is located in Sassuolo, Italy and is a leading supplier of door controls for transit rail cars and buses in the Italian market, with revenues of approximately $9 million for its most recent fiscal year. The acquisition has been accounted for under the purchase method and the excess of the purchase price over the fair value of the net assets acquired of approximately $3.5 million has been allocated primarily to goodwill.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management of financial condition provides information with respect to the results of operations of the Company for the three month and nine month periods ended September 30, 1997 and 1996, respectively. This discussion should be read in connection with the information in the condensed consolidated financial statements and the notes pertaining thereto.

Certain statements in this quarterly report on Form 10-Q are forward-looking statements concerning the future operations of the Company. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and there are many important factors that could cause actual results to differ materially from those in the forward-looking statements.

Results of Operations

The following table summarizes sales by market:

                       For the three months ended                For the nine months ended
                              September 30,                               September 30,
                        1997                1996                    1997               1996
                        ----                ----                    ----               ----
Electronics          $   16,629          $   17,637             $   61,928         $   49,462
Freight Car              53,502              41,793                141,529            144,015
Transit                  43,172              24,764                123,166             56,059
Locomotive               11,441              10,088                 35,272             32,178
Friction & Other         18,017              15,519                 55,440             42,953
                      ---------           ---------              ---------          ---------
                      $ 142,761           $ 109,801              $ 417,335          $ 324,667
                      =========           =========              =========          =========


THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Net Sales

Net sales were $142.8 million in the third quarter of 1997, an increase of 30% over the comparable quarter of 1996. The recent acquisitions of Stone, a transit air conditioning manufacturer with locations in the U.S. and the U.K., the heavy rail air conditioning division of Thermo King, and HP, an Italian transit door manufacturer, contributed $8.9 million during the quarter. Also, the inclusion of Vapor Corporation for a full three months in the current quarter, which was acquired as of September 1, 1996, accounted for $13.5 million of the increased sales.

Sales in the Company's Freight Car operations increased 28% or $11.7 million, to $53.5 million in 1997 from $41.8 million in 1996. This increase was due primarily to higher deliveries associated with freight car OEM for the quarter ended September 30, 1997. Sales in the Company's Electronics segment decreased $1.0 million due primarily to the completion of deliveries pursuant to the federal mandate that most trains be equipped with the two-way end-of-train monitoring equipment by July 1997.

Gross Profit

Gross profit increased $8.0 million or 21%, to $45.6 million in 1997 versus $37.6 million in 1996 while gross profit margins decreased to 32% of sales in 1997 from 34% in 1996. The reduced margins were due principally to the lower margins in the beginning backlog of the recently acquired businesses of both Stone and HP.

Selling and Marketing Expenses

Selling and marketing expenses increased $1.9 million in 1997 compared to 1996; selling expenses of the acquired businesses of Vapor and Stone accounted for a majority of the increase; the balance of the increase was attributable to international marketing expansion and new product introductions.

General and Administrative Expenses

General and administrative expenses increased $2.3 million to $8.9 million in 1997 from $6.6 million in 1996. The increase was primarily attributable to expenses of the acquired businesses of Vapor and Stone.

Engineering Expenses

Engineering expenses, which do not include that portion of engineering which supports manufacturing, increased $1.3 million to $6.0 million in 1997 from $4.7 million in 1996. Excluding the effects of the increase relating to the acquisitions of Vapor, Stone and HP, engineering expenses remained relatively constant between periods.

Income from Operations

Operating income increased 12% over the prior year to $22.0 million in 1997 from $19.7 million in 1996, due primarily to the higher sales volume and related gross profit.

Interest Expense

Interest expense increased $1.4 million in the third quarter of 1997 in comparison to the same period in 1996. This increase was attributable to higher average debt levels in 1997 as the result of borrowings to finance the Share Redemption on March 31, 1997, and the recent acquisitions of Stone, Thermo King and HP.

Income Taxes

The effective tax rate was 39% for the third quarter of 1997 as compared to 40% for the same period of 1996. The reduced tax rate was due to the establishment of a Foreign Sales Corporation in October 1996 and lower overall state tax rates.

Net Income

Net income for the third quarter of 1997 was $8.8 million, representing a 10% increase over the prior year. Earnings per share for the third quarter of 1997 increased to $.35 ($.34 on a fully-diluted basis) as compared to $.28 for the corresponding period in the prior year (fully-diluted EPS was also $.28 in the third quarter of 1996).

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

Net Sales

Net sales for the nine months ended September 30, 1997 increased 29% to $417.3 million in 1997 compared to $324.7 million in 1996. The increase in net sales was due principally to the acquisitions of Vapor, Stone and HP ($70.8 million) as well as increased volume in the Electronics, Transit and Friction businesses. The sales increase in the Electronics product segment was primarily due to new products and the federal mandate for most trains to be equipped with the two-way end-of-train monitoring device.

Net sales in the Locomotive business increased $3.1 million, or 10%, from $32.2 million in 1996 to $35.3 million in 1997. The Freight Car division sales declined from $144.0 million in 1996 to $141.5 million in 1997, as the result of the year-on-year decline in OEM freight car production.

Gross Profit

Gross profit increased 26%, to $138.0 million in 1997 compared to $109.8 million in 1996. Gross margin, as a percentage of sales, was 33% in 1997 as compared to 34% in 1996. The overall product mix of sales and the lower margins at the recently acquired businesses of both Stone and HP were the primary factors for the change.

Selling and Marketing Expenses

Selling and marketing expenses increased $6.3 million in 1997 of which the acquisitions accounted for $4.1 million; increased marketing expenses in conjunction with new products and the Company's expanded international marketing activities accounted for the remainder of the increase.

General and Administrative Expenses

General and administrative expenses increased to $27.9 million in 1997 from $20.3 million in 1996. The increase in general and administrative expenses was due primarily to the effects of the Vapor, Stone and HP acquisitions.

Engineering Expenses

Engineering expenses, which do not include that portion of engineering which supports manufacturing, increased $5.4 million to $18.3 million in 1997 from $12.9 million in 1996, due primarily to the acquisitions which accounted for $4.9 million of the increase. Additional engineering expenses were also incurred in conjunction with new product development.

Amortization Expense

Amortization expense increased $.4 million in 1997 due to the amortization of intangibles, including goodwill, associated with the acquisition of Vapor in September 1996.

Income from Operations

Operating income increased to $67.4 million in 1997 from $58.9 million in 1996, up $8.5 million. Operating income for 1997 was favorably impacted by the aforementioned increased sales volume and related gross profit.

Interest Expense

Interest expense increased $3.1 million to $22.1 million in 1997 from $19.0 million in 1996, due to higher debt levels in 1997 as the result of incremental borrowings for the Share Redemption and acquisitions less repayments made to date during 1997.

Income Taxes

The provision for income taxes increased $1.8 million to $17.7 million in 1997 compared to $15.9 million in 1996. The effective tax rate declined to 39% in 1997 from 40% in 1996, due to the establishment of a Foreign Sales Corporation and lower overall state tax rates.

Net Income

Net income increased $3.8 million to $27.7 million in 1997 from $23.9 million in 1996 as the result of the increased sales volume and associated increased gross profits. Primary earnings per share increased to $1.05 in 1997 compared to $.84 in 1996; while fully-diluted earnings per share increased to $1.03 in 1997 from $.84 in 1996.

Liquidity and Capital Resources

The Company has generated cash from operating activities of $49.3 million and $46.8 million in the first nine months of 1997 and 1996, respectively. During the nine months ended September 30, 1997, the Company increased its bank debt obligations by a net $28 million as a result of funding the $46 million payment for the stock repurchase, as is described below, and financing related to the Stone, Thermo King and HP acquisitions . Excluding the borrowings for the share buyback and acquisitions, the Company would have decreased debt by approximately $31.0 million through September 30, 1997. Cash generated from operating activities has remained strong due to continued profitability and improved asset management, which has enabled the Company to fund both its anticipated capital expenditures and the related working capital requirements.

Accounts receivable have increased approximately $19 million or 25% from December 31, 1996 due to receivables of acquired businesses and increased receivables from the increased sales volume in the freight car market. Other current liabilities increased $13 million or 28% from December 31, 1996 primarily for those new acquisitions mentioned above.

Pursuant to an agreement dated March 4, 1997, one of the Company's major shareholders, Scandinavian Incentive Holding B.V. ("SIH"), agreed to sell the 10 million shares of WABCO Common Stock that it holds. Under the terms of the March 5, 1997 agreement, the Company bought 4 million shares at $11 per share, upon obtaining approval of the Company's senior note holders, and an investment group consisting of Vestar Equity Partners, L.P., Harvard Private Capital Group, American Industrial Partners Capital Fund II, L.P. and certain members of Company management acquired the remaining 6 million shares at the same price. This transaction was completed on March 31, 1997 and increased total bank debt obligations by $46 million for the Company's portion of the buyback.

The Company's primary source of liquidity, other than operations, is the $140 million revolving credit facility (the Revolving Credit Facility) pursuant to the Amended Credit Agreement, of which approximately $94 million had been utilized for borrowings at September 30, 1997 and an additional $20 million had been utilized for letters of credit under customer contract requirements.

At September 30, 1997, the total indebtedness of the Company is approximately $370.0 million, of which approximately $249.0 million is outstanding under the Amended Credit Agreement, $100.0 million is outstanding under the Company's Senior Notes and $17.0 million is due to the former owners of Pulse. In addition, the Company has approximately $4.0 million of debt in acquired businesses. The interest rate for the Notes is fixed at 9.375%, which will result in an annual interest obligation of $9.4 million (based on a total outstanding amount of $100 million). Most of the remaining indebtedness bears interest at variable interest rates and, therefore, the Company's total annual interest obligation will change based on the applicable interest rates in effect from time to time. However, the Company has entered into interest rate swap agreements that fix the interest cost on $75 million at a weighted average interest rate of approximately 7.95%. The Company's total annual interest obligation on all indebtedness would be approximately $30.0 million based on the interest rates in effect as of September 30, 1997 (using a weighted average interest rate of approximately 8.1%).

The Company has information system improvement initiatives under way which include both new computer hardware and software applications. The new system is expected to be operational by late 1998 and will be year

2000 compliant. The majority of the expenditures incurred for this project will be capitalized and amortized over their estimated useful lives, and accordingly, are not expected to have a significant impact on the Company's future results of operations.

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

None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WESTINGHOUSE AIR BRAKE COMPANY
                                  (Registrant)



November 12, 1997                 By /s/ ROBERT J. BROOKS
                                     -------------------------------------
                                     Robert J. Brooks, Vice President and
                                           Chief Financial Officer