Form 10-K
period 1997-12-31
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1998-03-20
CIK 943452

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                         COMMISSION FILE NUMBER 1-13782

                         WESTINGHOUSE AIR BRAKE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                          25-1615902
   (State or other jurisdiction of            (IRS Employer
   incorporation or organization)          Identification No.)

        1001 AIR BRAKE AVENUE
   WILMERDING, PENNSYLVANIA 15148             (412) 825-1000
   (Address of principal executive       (Registrant's telephone
              offices)                           number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      (NAME OF EXCHANGE
              (TITLE OF CLASS)                      ON WHICH REGISTERED)
              ----------------                      --------------------
   Common Stock, par value $.01 per share          New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X   No____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     As of February 27, 1998, 33,704,200 shares of Common Stock of the registrant were issued and outstanding, of which 8,751,531 shares were unallocated ESOP shares. The registrant estimates that as of February 27, 1998, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $329.1 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on May 26, 1998 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
          Executive Officers of the Company...........................   12

                                  PART II
Item 5.   Market for Registrant's Shares of Common Stock and Related
            Stockholder Matters.......................................   13
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   15
Item 8.   Financial Statements and Supplementary Data.................   19
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   19

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   19
Item 11.  Executive Compensation......................................   19
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   19
Item 13.  Certain Relationships and Related Transactions..............   19

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   20

                                     PART I
ITEM 1. BUSINESS

GENERAL

Westinghouse Air Brake Company ("WABCO" or the "Company") is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. WABCO is headquartered in Wilmerding, Pennsylvania and operates subsidiaries primarily in the United States, Canada, United Kingdom, France, Australia and Italy. The Company's products are sold to the original equipment manufacturer (OEM) market and the aftermarket. Products are intended to enhance safety, improve productivity and reduce maintenance costs for its customers. The Company believes it maintains a market share for its primary braking related equipment in excess of 50% in North America and a significant market share for its other principal products. Because of its large market share, breadth of product lines and 130-year history in the industry, the Company believes its products are widely installed in locomotives, freight cars and passenger transit vehicles throughout North America.

In addition to its product offerings, the Company believes it has a significant presence in providing outsourced value-added services to the railroad and passenger transit aftermarkets, operating ten service and upgrade sites in the United States and Canada.

Demand for the Company's products and services is largely driven by use of railroads as a mode of shipment as well as government spending and investment in infrastructure for the passenger transit market.

STRATEGY

WABCO's strategy for growth is focused on using technological advancements to develop new products, expanding the range of after-market products and services, and penetrating international markets. In addition, management continually evaluates acquisition opportunities that meet the Company's criteria and complement WABCO's operating strategies and product offerings.

INDUSTRY OVERVIEW

Rail traffic is a key factor underlying the demand for the Company's products. Overall, rail traffic is affected by growth in total intercity freight and passenger traffic and by rail's share of that traffic. Intercity freight traffic is a function of gross national product. Following World War II, rail's share of intercity freight traffic began to fall. This decline accelerated with the completion of the Interstate Highway System in the 1960s which, together with increases in permitted truck weights and sizes, allowed interstate truckers to compete much more effectively for manufactured goods and merchandise traffic. As a result, railroads experienced major diversion losses to trucks in most of their non-bulk segments. Increased demand for coal and export grain, two areas with limited truck competition, partially offset these losses in the 1970s. Reflecting the industry's efforts to stem these trends, merger activity in the 1980s generally involved railroads with parallel systems, with the intent of achieving immediate cost reductions for the merged railroads by eliminating overlapping capacity through the closing of branch lines and the reduction of rolling stock.

The Staggers Rail Act and the National Transportation Act of 1987 deregulated freight rates and services in the United States and Canada in 1980 and 1987, respectively, resulting in steadily decreasing rail rates. This decrease in rates caused rail traffic to grow significantly and spurred railroads to pursue more aggressive programs to improve operating efficiency. Both of these trends positively affected demand for the Company's products. Throughout the 1980s and into the 1990s, many railroads pursued multi-year programs to consolidate, streamline and strengthen their operations through equipment modernization, higher asset utilization, reducing surplus employees, implementing state-of-the-art technologies and systems and other improvements. The drive for efficiency has prompted railroads to make substantial capital outlays for new and upgraded equipment that can improve train performance and reduce labor costs. Automation has become an integral part of railroads' cost reduction programs, as evidenced by the use of end-of-train monitors, such as those produced by the Company's electronic group, which have permitted railroads to run trains without manned cabooses. Railroads, through the use of newer products and technology, have the flexibility to run longer trains, thereby achieving lower labor costs and higher worker productivity. Railroads' desire to achieve efficiency has thus created a demand for more efficient and faster braking equipment as well as for other products that can improve the reliability and performance of locomotives and freight cars. Management believes the Company is well positioned to play a significant role in this trend.

More recently, rail traffic has increased due to the growth in intermodal traffic and strong demand for low sulfur coal from the western United States prompted by the Clean Air Act Amendments of 1990. In addition, labor agreements and increased efficiencies have created a more competitive cost structure, enabling the railroad industry to increase utilization of freight cars and locomotives and to achieve market share gains in intercity freight shipments. Revenue Ton-miles have increased from approximately 919 billion in 1980 to over
1.4 trillion in 1997. During recent years, railroad traffic in the United States has increased significantly, particularly intermodal freight traffic, which grew at the rate of 8% to 14% per year through 1994. Intermodal traffic declined slightly in 1995 but has increased modestly since that time.

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

In contrast to the railroads' 1980s merger activity, the goal of which was to effect cost reductions, railroad merger activity in the 1990s has been characterized by a focus on geographic expansion and growth. To build and improve traffic, the industry has recently experienced a series of mergers, restructurings and divestitures such as the combination of Union Pacific and Southern Pacific as well as Burlington Northern and Santa Fe. The five major Class I Railroads in the United States have concentrated on their core, long-haul routes while divesting their low-density branch lines to smaller and more cost-efficient regional freight operators. The resulting effect for both the long-haul carriers and the regional operators has been higher traffic density, permitting greater asset utilization, efficiency improvements through investment in new and upgraded equipment, and more extensive use of intermodal shipping to provide customers with a "seamless delivery" system combining both rail and truck transport--all of which have a secondary effect of ultimately reducing operating costs for the railroads.

The Company believes that increased demand for its products will also result from expanding international sales. Prior to January 1995, the Company's sales were largely restricted to the North America market under a pre-existing agreement with an affiliated company. The Company is now placing an increased emphasis on the international opportunities. Sales outside North America represented approximately 12% of revenue in 1997 compared with 3% in 1994. WABCO's products are sold internationally directly or through licensees or agents in Japan, South America, Europe, South Africa, Korea, Taiwan, Thailand, Malaysia, India, Pakistan, Australia and China. China in particular is viewed by management as a potential growth market for the Company because of its rapidly expanding economy, the attractiveness of railway as a primary transportation mode for China's goods and people and the compatibility of China's railroads with North American-type technology.

PRODUCTS AND MARKETS

The Company's products and services are delivered through the following five broad divisions with sales as indicated:

                                       YEAR ENDED
                                      DECEMBER 31
                                  --------------------
      DOLLARS IN THOUSANDS          1997        1996
------------------------------------------------------
Electronics.....................  $ 73,615    $ 66,883
Freight Car.....................   195,200     192,106
Transit.........................   174,280      96,195
Locomotive......................    50,137      36,915
Friction & Other................    71,209      61,413
                                  --------    --------
  Net sales.....................  $564,441    $453,512
------------------------------------------------------

Note: Prior year amounts have been reclassified, where necessary, to conform to the current year presentation.

The Company's operating units consist of small strategic business units designed to achieve maximum operating efficiency, flexibility and customer responsiveness. These units generally have fewer than 400 employees and are responsible for their own engineering, manufacturing and customer relationships. Marketing, sales and certain administrative responsibilities are based at the Company's headquarters in Wilmerding, Pennsylvania. The Company believes that this decentralized operating structure enables it to provide timely, individualized service to the segments of the railway market serviced by the Company.

  ELECTRONICS

Pulse Electronics is the headquarters for the Company's electronics product line. In anticipation of the trend towards merging pneumatic and electronically controlled products, the Company created the Integrated Railway Products Group in 1996. Through this group, WABCO delivers high-quality, hardened electronics to the railroad industry in the form of on-board systems and braking for locomotives and freight cars. The technologies have worldwide applications and provide the flexibility to adapt to the specifications of a particular country.

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

The Company's new product development effort has focused on electronic technology for brakes and controls, and over the past several years, WABCO has introduced a number of significant new products including the EPIC(R)

Electronic Brake, PowerLink(TM), Compressor Aftercoolers, Train Trax(TM), Trainlink(TM), Train Sentry III(R), Fuellink(TM) and Armadillo(TM).

As railroads replace older locomotives and continue to look for ways to be more competitive with trucking in the freight hauling market, through new or upgraded technologically advanced equipment, they have placed an increased emphasis on productivity and efficiency. This emphasis has manifested itself in two significant trends: (1) alternating current ("AC") locomotives, which are more powerful than their direct current ("DC") predecessors, are rapidly gaining industry acceptance, and (2) the electronic content per locomotive, including electronic brakes, monitoring devices and diagnostics, is increasing. Two AC locomotives are powerful enough to do the work of three DC locomotives (while this implies a declining order rate for replacements, it is uncertain whether this will take place); electronic devices improve reliability, safety and productivity by performing work that would have otherwise been done more slowly and at a greater cost by manual labor. The Company believes that with its combined pneumatic and expanding electronic technology capabilities, it is uniquely positioned for leadership in the next generation of electronic-pneumatic technology in the locomotive market.

  FREIGHT CAR

The Company's freight car related production operations are located in Stoney Creek, Ontario, and Chicago, Illinois. Net sales for typical freight cars can vary considerably based upon the type and purpose of the freight platform with articulated or intermodal cars generally having the highest WABCO content. Total freight car product line sales in 1997 were $195.2 million.

The Company's freight car operations manufacture the following freight car products: brake control valves and related components, truck mounted brakes, empty load sensing equipment, draft gears, hand brakes, slack adjusters and articulated car connectors. Approximately 60% of the OEM sales of freight car products are air brake equipment, with draft gears accounting for 17%, and hand brakes and slack adjusters accounting for 10%. Production of approximately 60% of the Company's freight products takes place at the Stoney Creek facilities, with the remainder produced primarily in Chicago. Rubber products and brake shoes used in North American freight operations are manufactured in Greensburg, PA and Laurinburg, NC, respectively.

The Company's traditional freight products include the ABDX Freight Brake Valve, the Mark Series draft gears and hand brakes and slack adjusters. The Company actively pursues the development of new freight products exemplified by the Automated Single Car Tester, the first computerized freight air brake tester designed to reduce time and cost. In addition, during the past several years the Company has introduced ELX(TM) Empty Load Equipment, TMX(R) Truck Mounted Brake Assembly, SAC-1(TM) Articulated Coupler, slackless drawbar and AP Cobra(R) Brake Shoe.

The Company's new products development program provides it with a platform of product upgrades which allows it to further increase its aftermarket presence. Major upgrade product offerings for freight cars include ABDX Remanufactured Control Valves and stabilization and vibration protection upgrades.

New car deliveries in 1997 were 50,396 compared with 57,877 in 1996; 1997 new car orders totaled over 88,000, their highest level since 1978. The average age of the existing fleet, at approximately 18 years, is at an all time high.

The Company operates five freight service centers located near major railroad customers: Chicago, IL; Columbia, SC; Kansas City, KS; Vacaville, CA; and Stoney Creek, Ontario. The railroads began significantly outsourcing repairs in 1985, and the Company has been successfully aggressively pursuing repair business from railroad customers. The Company expects that the potential for growth of this business is substantial as railroads seek to outsource increasing amounts of their repair work. Outsourcing provides a less expensive, more responsive alternative to railroads' traditional in-house repair work. The Company's repair facilities have been established with a minimum of fixed overhead costs in order that they can be easily moved and/or expanded as necessary to match the new demands from the railroads. Management believes that the current service center network has substantial room for additional growth without significant capital costs.

The Company provides replacement parts for all of its products and equipment and believes end-users should replace broken or worn parts with parts from the original equipment manufacturer due to the high potential liability risks related to the critical nature of these products. The Company's rubber components are widely used as replacement parts for brake valve repair in the railroad industry. The Company's rubber diaphragms and gaskets are made from unique rubber compounds providing superior durability and performance. Historically, replacement parts and upgrades have accounted for approximately 40% of the Company's freight sales.

In the OEM market, the Company's freight products are sold to all major North American freight car builders. Principal customers include Trinity Industries, Inc., Union Tank Company, Johnstown America Corp., The Greenbrier Companies, ACF Industries, Inc., Thrall Car Manufacturing Co. and National Steel Car, Ltd. Replacement parts are sold primarily to railroads and other car owners for their in-house maintenance programs. These customers include all major railroads in North American and a number of private fleet owners including TTX Company and GE. Virtually all fleet owners and OEM customers rely on the Company for supply of products.

  PASSENGER TRANSIT

The Company's passenger transit operations produce various products for passenger transit applications at its dedicated facilities in Spartanburg, SC, Niles, IL, Montreal, Canada, the United Kingdom and Italy. Total passenger transit product line sales in 1997 were $174.3 million. As part of the Company's strategy to expand its passenger transit product offerings and international sales, WABCO completed in 1997 the acquisitions of Stone Safety Service Corporation and Stone U.K. Limited (collectively "Stone"), the heavy rail air conditioning business of Thermo King Corporation ("Thermo King"), and H.P. s.r.1. ("HP") of Italy. Stone and Thermo King provide significant presence in the rail industry air conditioning business and HP is a leading supplier of door controls for transit rail cars and buses in Italy.

Net sales in the passenger transit business increased primarily as a result of the 1996 acquisition of Vapor Corporation, Vapor U.K. and Vapor Canada, Inc. ("Vapor") which significantly enhanced the Company's position in the passenger transit market. Vapor is the leading North American supplier of passenger transit door components for both rail and rubber tire transit vehicles and has significantly increased the Company's dollar content per car. Additionally, the Company believes that it will be able to increase significantly Vapor's aftermarket sales that approximate 20% of sales. As the Company participates in the cyclical upswing in the passenger transit market over the next 5 to 10 years, it will continue to benefit from its increasing installed base that will provide a solid foundation for future replacement parts and upgrades.

In December 1997, WABCO secured contracts valued at approximately $150 million for a 1,080 combined car order for the Metropolitan Transportation Authority/New York City Transit Authority. WABCO will supply all braking, door activation, coupling and certain other equipment for rapid transit cars. Product shipments will commence with prototypes beginning in 1998 with scheduled contract deliveries over the three-year period 1999 through 2001.

Substantially all of the Company's principal passenger transit products are engineered to customer specifications. Consequently, there is less standardization among the Company's transit products than there is with its freight and locomotive products. The Company views its transit business as being comprised of three distinct segments: aftermarket sales of replacement parts, new products (upgrades) for existing vehicles and OEM sales. The first two segments constituted more than 40% of the Company's traditional transit sales with the remainder consisting of OEM sales. Because the market for OEM sales has been at a cyclical low during the past several years, the Company expects that the OEM sales market presents an opportunity for improved growth during the next several years. The overall market for replacement parts and upgrades is relatively stable because the installed passenger transit vehicle base in the United States and Canada has remained constant at approximately 20,000 vehicles (based on the Company's estimates). Currently, nearly 80% of the Company's passenger transit division's total sales are in the brakes, brake controls, couplers and door product lines.

The Company's principal transit products include electronic brake equipment, pneumatic control equipment, air compressors, tread brakes and disc brakes, couplers, collection equipment, overhead electrification, monitoring systems, wheels, climate control and door equipment and components.

Replacement parts constitute the largest requirement to maintain a transit fleet. The Company administers its replacement parts business from its facilities in Spartanburg, SC; Niles, IL; Hackensack, NJ; Stoney Creek, Ontario, Montreal, Quebec and Dartford, England. The replacement parts organization offers advanced concepts in services, including the packaging of all parts needed to perform an overhaul or "kitting." The Company's replacement parts are sold primarily to in-house repair shops and transit authorities.

The Company's passenger transit and service centers are located near major transportation centers, including Chicago, IL; Atlanta, GA; Sun Valley, CA; Yonkers, NY; Stoney Creek, Ontario and Montreal, Quebec. Repair cycles for passenger transit vehicles vary by transit authority. Most authorities, however, have instituted preventative maintenance programs so that at fixed periods within the life cycle of the equipment they perform major overhauls and renewal of the equipment. The Company believes it has substantial opportunities to increase sales to the passenger transit repair market as a result of increased maintenance programs and more extensive outsourcing of repair work.

The Company's products are installed in virtually every major transit system in North America including AMTRAK, Canada's Via Rail, and the transit systems serving the greater New York City area, Atlanta, Boston, Chicago, Dallas, Los Angeles, Philadelphia, San Francisco, Toronto and Washington, D.C. The Company's OEM products are sold to the major worldwide passenger transit manufacturers including Bombardier, Inc., Kawasaki Rail Car Inc., Hitachi Limited, Siemens AG, GEC Alsthom and Adtranz.

  LOCOMOTIVE

WABCO's locomotive operations, based in Wilmerding, Pennsylvania, had sales of $50.1 million in 1997. The Company's locomotive operations manufacture air brake equipment, compressors (which are located on the locomotive and supply the air needed to run the braking system throughout an entire train), air dryers, slack adjusters, brake cylinders, and monitoring and control equipment used to control the brakes and related equipment on each of the freight cars being pulled. Historically, the Company's most significant locomotive products have been the 26-C and 30-A pneumatic control equipment and air-cooled compressors. These braking components and related air-cooled compressors are used in virtually the entire installed base of North American locomotives, and the Company currently is the primary supplier of these components.

According to industry estimates, the outlook for the number of locomotive builds over the next few years is expected to be relatively consistent. The average age of the locomotive fleet has increased dramatically since 1980, and approximately 36% of the 19,000 locomotives in service are at least 20 years old. Industry analysts estimate that an average locomotive has a life span of 20 to 30 years.

The Company has expanded its locomotive repair services in response to railroad restructuring and gradual elimination of in-house repair services. Locomotive service centers are operated in Wilmerding, PA; Kansas City, KS; Vacaville, CA; and Columbia, SC. The Company believes demand for locomotive repair services will continue to grow as more railroads choose to eliminate their own shops in favor of services and proprietary product upgrades offered by the Company. In addition, as new diagnostics, future enhancements and technological upgrades become available for the control computers of the EPIC(R) 3102 Electronic Brakes or the Pulse Armadillo(TM), the Company believes many of its customers will opt to upgrade or add to their existing system.

The customers for the Company's locomotive OEM products are large North American locomotive manufacturers, including General Electric Company ("GE") and General Motors Corporation ("GM"), as well as all major Class I railroads. The Company's brake systems are currently installed on new locomotives manufactured by both GE and GM. The Company's compressors are currently installed on virtually all new GE locomotives. The Company's aftermarket replacement parts are sold primarily to the railroads.

  FRICTION AND OTHER

The Company's friction products operations are in Laurinburg, NC, Australia and France in addition to joint ventures in India. Friction products are sold as original equipment and as aftermarket brake shoe replacements primarily to the Company's freight, transit and locomotive markets. The 1996 acquisition of Futuris Industrial Products Pty of Australia ("Futuris") enabled the Company to add a complementary product line of low- and medium-friction products.

WABCO's other operations consist primarily of the manufacture and sale of industrial rubber products and iron foundry products and metal finishing. The Company's rubber products are particularly well suited to industrial applications requiring unique compounds, which perform well under harsh conditions. The rubber products industry is fragmented, with numerous small to medium-sized participants. Demand for industrial rubber products by third parties amounted to one-third of output and has been increasing. In response, the division opened a new plant in 1994 in Ball Ground, GA to supply the increasing demand and expanded the plant's capacity in 1995. WABCO's iron foundry located in Ontario, Canada manufactures complex ductile and grey iron castings requiring numerous cores and precise alloy composition requirements. The foundry also produces complex castings for non-railway applications, including components for manufacturers such as Caterpillar, Inc. and Detroit Diesel Corporation. The Company's Thermo Sealed division provides metal finishing and processing services, principally to the automotive industry. Thermo Sealed has perfected a thermal deburring technique for cleaning metal parts.

  INTERNATIONAL

WABCO's products are sold through licensees and agents in Japan, South America, Europe, South Africa, Korea, Taiwan, Thailand, Malaysia, India, Pakistan and The Peoples' Republic of China. Other than Canada, the Company's international sales currently comprise approximately 12% of net sales compared to 9% a year ago and 4% in 1995. In Japan, the Company has long-standing license relationships with NABCO (formerly Nippon Air Brake Company) and Mitsubishi Electric Company and in Australia with Westinghouse Brake Australia Limited. In Europe, the Company's products are sold to a limited extent through SAB WABCO Holdings B.V. ("SAB WABCO"), while friction products are sold directly through a subsidiary of the Company. The Company believes that international sales represent a significant opportunity for further growth.

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

Management believes that The People's Republic of China represents an especially attractive market opportunity for the Company and has opened a sales office in Beijing. This market is attractive, in part, because it utilizes North American/AAR-type railroad technology. The Company's products are installed on over 425 locomotives currently in use in China, giving it a base from which to expand future sales. The Company believes that it will be able to sell specific high technology braking products not available from Chinese manufacturers, such as ELX Empty Load Equipment, DECELOSTAT(R) microprocessor based slip-slide equipment and Mark Series draft gears.

Management believes that friction products represent an immediate opportunity for substantial increased international sales. WABCO has developed composition materials suitable for use on most rail systems worldwide. WABCO believes that its technological advantage and overall cost competitiveness in this product line should enable it to penetrate international markets. The Company intends to expand its direct European sales of friction products through its subsidiary, Cobra Europe, S.A., and to seek other outlets and distributors. Through the acquisition of Futuris, the Company significantly expanded its sales to Pacific Rim countries. In addition, in October 1996 WABCO, through Futuris, established a manufacturing and distribution joint venture, Pioneer Friction Products, to provide brake shoes for the Indian market. In the fourth quarter of 1997, WABCO entered into a second joint venture located in India to produce low friction brake shoes for the Indian Railways.

MANUFACTURING

Management believes strongly in its proven Kaizen (continuous improvement) technique, which has been a major force in improving manufacturing processes throughout the Company. Kaizens involve large-scale collaborative sessions of shop floor employees, management, and, frequently, customers. Kaizens provide a means for the Company, despite its decentralization and lean management structure, to identify and implement the best manufacturing practices utilizing demand-flow cell methodology and to promote a common corporate culture. Since initiating the Kaizen approach in 1991, the Company has conducted regular periodic formal Kaizens and over 400 projects resulting in manufacturing and other functional improvements. The Company is continuing the Kaizen process on a monthly basis, rotating through each of its plants. WABCO productivity measures have benefited, in part, from Kaizen as evidenced in a more than 33% increase in inventory turnover and an almost doubling of revenue per employee since 1990.

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

Most of the Company's manufacturing facilities are ISO 9001 certified facilities. The ISO rating is an international standard developed to ensure that engineering and manufacturing processes are at a high level of competency.

The Company has received numerous quality awards and certifications from its customers, including the Union Pacific Total Supplier Quality Award, General Motors Mark of Excellence, CSX Quality Management System Award, Conrail Certified Quality Supplier Award, National Association of Purchasing Managers Quality Assurance Program Award and annual TTX Excellent Supplier Awards.

The Company will continue its efforts to maintain its position as a low cost producer through the increased utilization of demand-flow cells and continued focus on increased productivity. Demand-flow cells, consisting of one or more employees, operate in conjunction with other cells to manufacture products when required by the customer. The production process is streamlined, inventory on hand is minimized, work force availability is maximized, and quality control is integrated into each major manufacturing step instead of limited to one final inspection of the finished product. The Company's use of demand-flow cells has led to improved customer service, increased inventory turnover rates, quickened response to changing market needs, improved quality control, higher productivity and reduced requirements for working capital and manufacturing and warehouse space.

The Company's manufacturing processes also benefit from the internal production of some of the key components required for its products. The Company produces substantially all of its requirements for rubber products and complex iron foundry products and also utilizes Thermo Sealed for certain metal finishing work. This vertical integration contributes to overall cost control, quality maintenance and improvement and customer responsiveness. The Company believes that this vertical integration also enables the Company to adjust capacity to correspond to product development cycles more quickly and shortens new product cycle time.

ENGINEERING AND DEVELOPMENT

In furtherance of its strategy of using technology to develop new products, the Company is actively engaged in a variety of engineering and development activities. For the fiscal years ended December 31, 1997, 1996 and 1995, the Company incurred costs of approximately $24.4 million, $18.2 million and $14.6 million on product development and improvement activities (exclusive of manufacturing support). Such expenditures represented 4.3%, 4.0% and 3.4% of net sales for the same periods, respectively. From time to time, WABCO conducts specific research projects in conjunction with universities, customers and other railroad product suppliers.

The Company's engineering and development program is largely focused upon new braking technologies, with an emphasis on the application of electronics to traditional pneumatic systems. Electronic actuation of braking has long been a part of the Company's transit product line but interchangeability, connectivity and durability have presented problems to the industry in establishing electronics in freight railway applications. Efforts are under way to develop both hard-wired and radio-activated braking systems. The Company is currently developing electro-pneumatic braking equipment for freight cars that include on-board electronics to monitor braking performance and communicate data to the locomotive.

SALES AND MARKETING

In North America, the Company uses its sales force to market its products and services directly to end-users (railroads, transit authorities, utilities and leasing companies) and OEM locomotive and freight car builders. Although the Company's marketing personnel are based primarily in Wilmerding, the Company maintains regional sales offices throughout the United States and Canada. The use of regional sales offices permits the Company's field sales force to maintain close and frequent contact with customers. The Company supplements its sales efforts with the technical support of its engineering staff with respect to specific products, which advises on product design, cost estimation and bid preparation. The sales force can also request the assistance and involvement of the product managers for each major product line who can work directly with a customer to address specific customers' needs. Certain members of senior management also actively participate in marketing efforts which the Company believes has resulted in the development of close relationships with the purchasing managers, end-users of the products and senior management of many of the Company's principal customers. Marketing efforts consist of ongoing personal visits to customers' facilities, participation in industry and customer-sponsored seminars and trade conventions, and traditional advertising and public relations activities.

CUSTOMERS

In 1997, approximately 50% of the Company's net sales were generated from the "aftermarket" sale of replacement parts, repair services and upgrade work purchased by end-users of rail vehicles such as railroads, transit authorities, utilities and leasing companies. The remaining sales are made directly to OEM manufacturers of locomotives, freight cars and passenger transit vehicles.

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

Although a small number of customers often represent a significant portion of the Company's net sales, no one customer represented more than 10% of the Company's sales in 1997. A significant portion of the Company's OEM locomotive and freight car sales is the result of specifications by end-users. In the passenger transit market, almost all OEM sales are the result of specifications established by individual transit authorities and passenger railroads. In all product lines, the Company vigorously endeavors to have end-users adopt specifications that are compatible with the Company's products.

INTELLECTUAL PROPERTY

The Company applies for patent and trademark protection where it believes the expense of doing so is justified. The Company has numerous U.S. patents, patent applications pending and trademarks as well as foreign patents and trademarks throughout the world. WABCO attempts to protect its intellectual property by legal action in situations where it feels such action is warranted. The Company also relies on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect its proprietary rights in its intellectual property.

Certain trademarks, among them the name WABCO(R), were acquired or licensed by the Company from American Standard Inc. in 1990 pursuant to its acquisition of the North American operations of the Railway Products Group of American Standard (the "1990 Acquisition"). The Company owns or has the right to use all intellectual property rights in these trademarks to the extent such trademarks are used in connection with products and fields of use (businesses) acquired in the 1990 Acquisition. The intellectual property rights in the trademark WABCO for use other than in railway related applications were retained by American Standard.

The Company is a party, as licensor and licensee, to a variety of license agreements. Although these license agreements collectively are valuable, and the Company is very proud of having had licensing arrangements with Japanese companies for 74 years, the Company does not believe that any single agreement, other than the SAB WABCO agreement discussed in the following paragraph, is of material importance to its business as a whole.

The Company and SAB WABCO entered into a license agreement (the "SAB License") in December 1993, pursuant to which SAB WABCO granted the Company a license to the intellectual property and know-how related to the manufacturing and marketing of certain disc brakes, tread brakes and low noise and resilient wheel products. The Company is authorized to manufacture and sell the licensed products in North America (including to OEM manufacturers located outside North America if such licensed products are incorporated into a final product to be sold in North America). SAB WABCO has a right of first refusal to supply the Company with bought-in components of the licensed products on commercially competitive terms. To the extent SAB WABCO files additional patent or trademark applications, or develops additional know-how in connection with the licensed products, such additional intellectual property and know-how are also subject to the SAB License. The Company may, at its expense, request the service of SAB WABCO in manufacturing, installing, testing and maintaining the licensed products and providing customer support. SAB WABCO is entitled to a free, nonexclusive license of the use of any improvements to the licensed products developed by the Company. If any such improvements are patented by the Company, SAB WABCO has the right to request the transfer of such patents upon payment of reasonable compensation therefor; in such cases, the Company is entitled to a free, nonexclusive license to use the patented product. The Company is required to pay a lump sum fee for certain licensed products as well as royalties based on specified percentages of sales. The license expires December 31, 2003, but may be renewed for additional one-year terms.

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

SUPPLIERS

The Company actively purchases from over 400 suppliers. The Company has maintained an excellent relationship with its suppliers. In 1997, no single supplier accounted for more than 10% of total purchases made by the Company.

Approximately 90% of the Company's iron casting needs are provided by its wholly owned foundry in Canada, with the remainder provided by two other suppliers. Most of the rubber products and all of the friction products required by the Company are provided in-house by subsidiaries. The Company believes that its integrated manufacturing facilities provide it with strategic and competitive advantages.

BACKLOG

As of February 28, 1998, the Company had a total backlog of firm orders with an aggregate sales price of approximately $400.1 million, compared to $376.3 million as of December 31, 1997. Of the year-end 1997 amount, $295.1 million was attributable to passenger transit products and the balance was attributable to railway and other products. Other than the transit market, backlog is not a significant component of the Company's business, and management believes it is not an important indicator of future business performance. Because of the Company's quick turnaround time, the Company's locomotive and freight customers tend to order products from the Company on an as-needed basis. Based upon industry data concerning freight and locomotive OEM backlog, the Company believes that demand for its products will remain reasonably strong. With respect to OEM passenger transit products, there is a longer lead time for car deliveries and, accordingly, the Company carries a larger backlog of orders.

EMPLOYEES

As of December 31, 1997, the Company had approximately 3,400 employees, approximately 1,000 of whom were unionized. Approximately 310 employees at the Freight Car facility in Ontario, Canada are represented by the National Automotive, Aerospace, Transportation, and General Workers Union (CAW-Canada). In March 1998, WABCO and CAW-Canada agreed to a three-year extension, through April 2001, of their labor contract. Approximately 235 employees at the Locomotive and Rubber Products division facilities in Wilmerding and Greensburg, Pennsylvania are represented by the United Electrical, Radio and Machine Workers of America. The union contract for these facilities extends through May 2001. Approximately 325 employees at the Company's foundry in Ontario, Canada are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (U.A.W.). A five-year union contract for this facility expiring in September 2002 was recently negotiated. Approximately 38 employees at the Futuris Industrial Products facilities in Australia are represented by Metal Trades Industry Association of Australia. Approximately 90 employees at the Vapor facility in Montreal, Quebec, Canada are represented by a local association. A five-year contract for this facility expires in March 2002. No significant work stoppages or significant labor problems have occurred since 1982. The Company considers its relationship with its employees to be good. The majority of non-union employees in the United States (approximately 1,400 employees) participate in the Company's Employee Stock Ownership Plan ("ESOP").

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

Under the terms of the purchase agreement and related documents for the 1990 Acquisition, American Standard indemnified the Company for certain items including environmental claims. American Standard has indemnified the Company for any claims, losses, costs and expenses arising from (i) claims made in connection with any of the environmental matters disclosed by American Standard to the Company at the time of the 1990 Acquisition, (ii) any pollution or threat to human health or the environment related to American Standard's (or any previous owner's or operator's) ownership or operation of the properties acquired by the Company in the 1990 Acquisition, which pollution or threat was caused or arises out of conditions existing prior to the 1990 Acquisition (limited to environmental laws in effect as of December 31, 1991), and (iii) any material claim ("Environmental Claim") alleging potential liability for the release of pollutants or the violation of any federal, state or local laws or regulations relating to pollution or protection of human health or the environment, for which American Standard has retained liability. Such indemnity covers investigatory costs only if the investigation is undertaken pursuant to a larger Environmental Claim and to the extent of American Standard's pro-rata liability for such larger Environmental Claim. American Standard has no obligation to indemnify for investigatory costs incurred by the Company independently or otherwise unrelated to an indemnifiable event. American Standard's indemnification obligations are limited to aggregate amounts in excess of $500,000. The Company has exceeded this deductible. In addition, American Standard's indemnification obligation with respect to friction product related claims only extends to 50% of the amount claimed, up to a maximum of $14 million (provided liability is asserted directly and solely against RFPC). The indemnification obligations with respect to third party claims survive until 2000, except that claims which are timely asserted continue until resolved. If American Standard should be unable to meet its obligations under this indemnity, the Company will be responsible for such items. In the opinion of management, American Standard has the present ability to meet its indemnification obligations.

The Company, through RFPC, has been named, along with other parties, as a potentially responsible party under the North Carolina Inactive Sites Response Act because of an alleged release or threat of release of hazardous substances at the "Old James Landfill" site in Laurinburg, NC. The Company believes that any cleanup costs for which it may be held responsible are covered by (i) the American Standard indemnity discussed above and (ii) an insurance policy for environmental claims provided by Manville Corporation, the former 50% owner of RFPC, in connection with WABCO's 1992 acquisition of Manville Corporation's interest in RFPC. Pursuant to the terms of the purchase agreement for the acquisition of Manville Corporation's interest in RFPC, Rocky Mountain International Insurance, Ltd., an affiliate of Manville Corporation, provided an insurance policy to cover any claims, losses, costs and expenses relating to, among other things, environmental liabilities arising from conditions existing at the former Manville site used by RFPC prior to the acquisition (limited to environmental laws in effect as of July 1992). This insurance policy is the sole remedy for the Company with respect to covered claims. The insurance policy survives until July 2002. Active claims for conditions existing prior to July 1992 will continue to be covered beyond July 2002. The aggregate limit of coverage under the insurance policy provided by Manville Corporation is $12.5 million. The Company has submitted a claim under the policy for any costs of clean up imposed on or incurred by the Company in connection with the "Old James Landfill" and Rocky Mountain has acknowledged coverage under the policy, subject to the stated policy exclusions. In addition to the insurance policy provided by Manville Corporation, American Standard's indemnification obligations described above cover 50% of RFPC-related claims. The Company has received a demand from Johns Manville in the amount of $161,000 which is alleged to represent the Company's share for closure of certain wastewater ponds at the Laurinburg, NC leased facility. The Company believes that this claim is also covered by the insurance policy and has submitted a notice of claim to Rocky Mountain. In January 1998, the Company discovered petroleum contaminated soils in the vicinity of the oil-water separator at the Laurinburg leased facility. The Company has filed a notice of claim requesting coverage under the insurance policy for clean up costs associated with removal of the contaminated soils, which the Company estimates will be less than $30,000.

The Company believes that the indemnification agreements and insurance policy referred to above are adequate to cover any potential liabilities during their respective terms arising in connection with the above-described environmental conditions. None of the insurance or indemnification agreements is currently the subject of any dispute.

ITEM 2. PROPERTIES

The following table provides certain summary information with respect to the principal facilities owned or leased by WABCO. The Company believes that its facilities and equipment are in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. The Greensburg, PA, Germantown, MD, Niles, IL and Chicago, IL properties are subject to mortgages to secure the Company's indebtedness under the Credit Agreement. The Company's corporate headquarters are located in the Wilmerding, PA site.

                                                                       OWN/   APPROX. SQ.
       LOCATION               PRIMARY USE             DIVISION        LEASE     FOOTAGE
------------------------------------------------------------------------------------------
Wilmerding, PA           Manufacturing/Service   Locomotive           Own       850,000(1)
Niles, IL                Manufacturing           Passenger transit    Own       355,300
Stoney Creek, Ontario    Manufacturing/Service   Freight              Own       189,170
Spartanburg, SC          Manufacturing/Service   Passenger transit    Lease     183,600
Wallaceburg, Ontario     Foundry                 Freight              Own       127,555
Chicago, IL              Manufacturing           Freight              Own       111,500
St-Laurent, Quebec       Manufacturing           Passenger transit    Own       106,000
Laurinburg, NC           Manufacturing           Friction             Lease     105,000
Greensburg, PA           Manufacturing           Rubber               Own        97,830
Germantown, MD           Manufacturing/Service   Electronics          Own        80,000
Wetherill Park, NSW      Manufacturing           Friction             Lease      73,141
Burlington, Ontario      Manufacturing           Thermo Sealed        Own        46,209
Hackensack, NJ           Manufacturing           Passenger transit    Lease      36,400
Ball Ground, GA          Manufacturing           Rubber               Lease      30,000
Sassuolo, Italy          Manufacturing           Passenger transit    Lease      30,000
Burlington, Ontario      Manufacturing           Thermo Sealed        Own        28,165
Tottenham, VIC           Manufacturing           Friction             Lease      26,910
Kansas City, KS          Service Center          Freight/Locomotive   Lease      21,627
Vacaville, CA            Service Center          Freight/Locomotive   Lease      21,600
Winnipeg, Manitoba       Service Center          Freight/Locomotive   Lease      20,000
Dartford, UK             Manufacturing           Passenger transit    Lease      14,860
Columbia, SC             Service Center          Freight/Locomotive   Lease      12,250
Yonkers, NY              Service Center          Passenger transit    Lease      12,000
Chicago, IL              Service Center          Freight/Locomotive   Own        11,400
Sun Valley, CA           Service Center          Passenger transit    Lease       4,000
Atlanta, GA              Service Center          Passenger transit    Lease       1,200
------------------------------------------------------------------------------------------

(1) Approximately 250,000 square feet currently are used in connection with WABCO's operations.

     The leases on the manufacturing facilities are long-term and generally include options to renew. The leases on the service centers are for three-year terms with renewal options.

ITEM 3. LEGAL PROCEEDINGS

There are various pending lawsuits and claims arising out of the conduct of the Company's business. These include claims by employees of third parties who allege they were exposed to asbestos while handling American Standard products manufactured prior to the 1990 Acquisition. American Standard discontinued the use of asbestos in its products in 1980. American Standard has indemnified the Company against these claims and is defending them. Under the terms of the purchase agreement and related documents for the 1990 Acquisition, American Standard has indemnified the Company for any claims, losses, costs and expenses arising from, among other things, product liability claims by third parties, intellectual property infringement actions and any other claims or proceedings, in each case to the extent they related to events occurring, products sold or services rendered prior to the 1990 Acquisition and affect the properties acquired by the Company. American Standard's indemnification obligations are limited to aggregate amounts in excess of $500,000 and, as described in Item 1, this deductible has already been exceeded. In addition, American Standard's indemnification obligation with respect to RFPC-related claims only extends to 50% of the amount claimed, up to a maximum of $14 million (provided liability is asserted directly and solely against RFPC). The indemnification obligations with respect to third party claims survive until 2000. An insurance policy provided by Manville Corporation, the former 50% owner of RFPC, covers the other 50% of RFPC related claims up to a maximum of $12.5 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to the nine executive officers of the Company as of March 2, 1998.

          NAME            AGE    OFFICE WITH THE COMPANY
---------------------------------------------------------
William E. Kassling       54    Director, Chairman and
                                  Chief Executive Officer
Gregory T. H. Davies      51    President and Chief
                                  Operating Officer
Robert J. Brooks          53    Director and Chief
                                  Financial Officer
Emilio A. Fernandez       53    Director and Vice
                                  Chairman
Howard J. Bromberg        55    Vice President and
                                  General Manager,
                                  Locomotive and Molded
                                  Products
John M. Meister           50    Executive Vice President
                                  and General Manager,
                                  Transit Product Group
Mark C. Van Cleave        39    Vice President and
                                  General Manager,
                                  Cardwell Westinghouse
Timothy J. Logan          45    Vice President,
                                  International
George A. Socher          49    Vice President and
                                  Corporate Controller
Alvaro Garcia-Tunon       45    Vice President, Corporate
                                  Planning and Investor
                                  Relations
---------------------------------------------------------

WILLIAM E. KASSLING has been a director, President, Chairman and Chief Executive Officer of the Company since the 1990 Acquisition. Mr. Kassling was also President of WABCO from 1990 through February 1998. From 1984 until 1990 he headed the Railway Products Group of American Standard Inc. Between 1980 and 1984 he headed American Standard's Building Specialties Group and between 1978 and 1980 he headed Business Planning for American Standard. Mr. Kassling is a director of Dravo Corp., Scientific Atlanta, Inc. and Commercial Intertech, Inc.

GREGORY T. H. DAVIES joined WABCO in March 1998 as President and Chief Operating Officer. Mr. Davies was formerly with Danaher Corporation since 1988, where he was Vice President and Group Executive responsible for its Jacobs Vehicle Systems, Delta Consolidated Industries and A.L. Hyde Corporation operating units. Prior to that, he held executive positions at Cummins Engine Company and Ford Motor Company.

ROBERT J. BROOKS has been a director and Chief Financial Officer of the Company since the 1990 Acquisition. From 1986 until 1990 he served as worldwide Vice President, Finance for the Railway Products Group of American Standard. Mr. Brooks is a director of Crucible Materials Corp.

EMILIO A. FERNANDEZ was named Vice Chairman in March 1998. He has been a Director and was Executive Vice President of the Company since the Company's January 1995 acquisition of Pulse Electronics, Inc. which he co-founded in 1975. From 1996 to February 1998 he was Executive Vice President--Integrated Railway Systems. Mr. Fernandez is a director of PMI, Inc., a private corporation.

HOWARD J. BROMBERG has been Vice President and General Manager, Locomotive and Molded Products since September 1995. From 1990 until September 1995, Mr. Bromberg served as Vice President and General Manager of the Company's Locomotive and Rubber Products Unit. From 1987 until 1990 he served as General Manager of the Locomotive/Rubber Products group of the Railway Products Group of American Standard.

JOHN M. MEISTER has been Vice President and General Manager of the Company's Passenger Transit Unit since the 1990 Acquisition. In 1997, he was appointed to the newly created position of Executive Vice President--Transit Products Group. From 1985 until 1990 he was General Manager of the passenger transit business unit for the Railway Products Group of American Standard.

MARK C. VAN CLEAVE has been Vice President and General Manager of the Company's subsidiary, Cardwell Westinghouse, since September 1995. In March 1998, he was named to the additional position of Senior Vice President--Freight Sales and Marketing. From 1993 until September 1995 Mr. Van Cleave was Vice President, Commuter and Coal Operations of Chicago & North Western Transportation Company. From 1992 until 1993 he was Assistant Vice President of Commuter \Operations thereof and from 1989 until 1992 he was General Superintendent of Maintenance Operations thereof.

TIMOTHY J. LOGAN has been Vice President, International since August 1996. Previously, from 1987 until August 1996, Mr. Logan was Vice President, International Operations for Ajax Magnethermic Corporation and from 1983 until 1987 he was President of Ajax Magnethermic Canada, Ltd.

GEORGE A. SOCHER has been Vice President and Corporate Controller of the Company since July 1995. From 1994 until June 1995, Mr. Socher was Corporate Controller and Chief Accounting Officer of Sulcus Computer Corp. From 1988 until 1994 he was Corporate Controller of Stuart Medical Inc.

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

The executive officers are elected annually by the Board of Directors of the Company at an organizational meeting, which is held immediately after each Annual Meeting of Stockholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SHARES OF COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange. As of February 27, 1998, there were 33,704,200 shares of Common Stock outstanding held by 269 holders of record. The high and low sales price of the shares and dividends paid per share were as follows:

       QUARTER          HIGH        LOW      DIVIDEND
-----------------------------------------------------
1997
Fourth...............  $27.875    $21.875      $.01
Third................   23.125     17.875      .01
Second...............   20.000     12.750      .01
First................   14.250     12.250      .01
-----------------------------------------------------
1996
Fourth...............  $13.000    $10.625      $.01
Third................   13.125     10.250      .01
Second...............   14.125     10.750      .01
First................   11.875      9.125      .01
-----------------------------------------------------

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

                                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
       IN THOUSANDS EXCEPT PER SHARE AMOUNTS           1997        1996        1995        1994        1993
-------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net sales..........................................  $564,441    $453,512    $424,959    $347,469    $285,274
Cost of sales......................................   378,323     300,163     278,901     229,544     195,872
                                                     --------    --------    --------    --------    --------
  Gross profit.....................................   186,118     153,349     146,058     117,925      89,402
Operating expenses.................................    96,143      73,631      56,756      44,287      39,871
                                                     --------    --------    --------    --------    --------
Income from operations.............................    89,975      79,718      89,302      73,638      49,531
Interest expense and other, net....................    29,385      26,070      30,793      11,184      10,052
                                                     --------    --------    --------    --------    --------
Income before taxes, extraordinary item and change
  in accounting principle..........................    60,590      53,648      58,509      62,454      39,479
Income taxes.......................................    23,327      20,923      23,402      25,613      13,378
                                                     --------    --------    --------    --------    --------
Income before extraordinary item and change in
  accounting principle.............................    37,263      32,725      35,107      36,841      26,101
Loss on early extinguishment of debt...............                            (1,382)
Cumulative effect of change in accounting
  principle........................................                                                     2,000
                                                     --------    --------    --------    --------    --------
Net income.........................................  $ 37,263    $ 32,725    $ 33,725    $ 36,841    $ 28,101
                                                     ========    ========    ========    ========    ========
DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary item and change in
  accounting principle.............................     $1.42       $1.15       $1.32        $.92        $.65
Loss on early extinguishment of debt...............                              (.05)
Cumulative effect of change in accounting
  principle........................................                                                       .05
                                                     --------    --------    --------    --------    --------
Net income.........................................     $1.42       $1.15       $1.27        $.92        $.70
                                                     ========    ========    ========    ========    ========
Cash dividends per share...........................      $.04        $.04        $.01          --          --
Weighted average diluted shares outstanding........    26,173      28,473      26,639      40,000      40,000
-------------------------------------------------------------------------------------------------------------

                                                                        AS OF DECEMBER 31,
                                                     ---------------------------------------------------------
                                                       1997         1996        1995        1994        1993
--------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital....................................  $  48,719    $ 48,176    $ 36,674    $ 46,640    $ 28,703
Property, plant and equipment, net.................    108,367      95,844      72,758      67,346      66,378
Total assets.......................................    410,879     363,236     263,407     187,728     175,625
Total debt.........................................    364,934     341,690     305,935      78,060     107,870
Shareholders' equity (deficit).....................    (79,263)    (76,195)   (108,698)     46,797      11,008
--------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

Westinghouse Air Brake Company is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company's primary manufacturing operations are in the United States and Canada and revenues have historically been predominantly from North America. In recent years, the proportion of international sales has increased.

The Company's customer base consists of freight transportation companies, locomotive and freight car original equipment manufacturers, railroads and transit car builders and public transit systems.

                                1997 VERSUS 1996

  SUMMARY RESULTS OF OPERATIONS

                          YEAR ENDED
                         DECEMBER 31
                       ----------------
Dollars in millions,                      Percent
  except per share      1997      1996     Change
--------------------------------------------------
Net income...........  $ 37.3    $ 32.7     14.1
Diluted earnings per
  share..............    1.42      1.15     23.5
Net sales............   564.4     453.5     24.5
Income from
  operations.........    90.0      79.7     12.9
Earnings before
  interest, taxes,
  depreciation and
  amortization.......   114.9     102.0     12.6
Gross profit
  margin.............   33.0%     33.8%       --
--------------------------------------------------

Net income for 1997 increased $4.6 million, or 14.1%, compared with 1996. Earnings per share increased 23.5% to $1.42 per diluted share. Net sales for 1997 were $564.4 million, reflecting a 24.5% increase compared to the prior year. The higher revenue base reflects the benefits associated with acquisitions and new products. Operating income and earnings before interest, taxes, depreciation and amortization increased in the comparison primarily due to revenue growth and related gross margins.

A number of significant events occurred in 1997 and 1996 that impacted the Company's results of operations and financial condition:

-- The Company completed several strategic acquisitions that complement and enhance the mix of existing products and markets. Revenues from operations acquired in 1997 and 1996 totaled $128.2 million in 1997 and accounted for $85.5 million of the overall 1997 sales increase. Following is a summary of acquisitions completed in the past two years:

  - In May 1997, the Company purchased Stone. Stone is located in New Jersey and England, and is one of the world's leading suppliers of air conditioning equipment for the transit industry with an established product base in North America, Europe and the Far East.

  - On June 27, 1997 the Company acquired the heavy rail air conditioning business of Thermo King.

    The aggregate purchase price for the Stone and Thermo King acquisitions was approximately $7.7 million and was financed by utilizing the Company's revolving line of credit.

  - During July 1997, the Company acquired 100% of the stock of HP for a total purchase price of $5.8 million, which included the assumption of $2.3 million in debt. HP is a leading supplier of door controls for transit rail cars and buses in the Italian market.

  - In October 1997, WABCO purchased the rail products business and related assets of Sloan Valve Company for $2.5 million. The acquired products included slack adjusters, angle cocks and retainer valves.

  - In September 1996, the Company acquired Vapor, a passenger transit door manufacturer, for $63.9 million.

  - In January 1996, the Company acquired Futuris, an Australian friction products manufacturer, for a cash purchase price of $15 million.

-- In March 1997, an agreement was reached with one of the Company's major shareholders, Scandinavian Incentive Holding B.V. ("SIH"), whereby the Company repurchased 4 million shares of its common stock held by SIH for $44 million, or $11 per share, plus $2 million in fees. The Company and its bank group agreed to amend the Company's credit facility to increase the revolving credit availability from $125 million to $140 million and to waive the 1996 mandatory term-loan principal payment from excess cash flow.

In conjunction with this transaction, SIH also sold its remaining 6 million shares of the Company's common stock to a group of investors consisting of Vestar Equity Partners, L.P., Harvard Private Capital Group, American Industrial Partners Capital Fund II, L.P. and certain members of senior management.

The following table sets forth, for the period indicated, the Company's net sales by market:

                                       YEAR ENDED
                                      DECEMBER 31
                                  --------------------
DOLLARS IN THOUSANDS                1997        1996
------------------------------------------------------
Electronics.....................  $ 73,615    $ 66,883
Freight Car.....................   195,200     192,106
Transit.........................   174,280      96,195
Locomotive......................    50,137      36,915
Friction & Other................    71,209      61,413
                                  --------    --------
  Net sales.....................  $564,441    $453,512
------------------------------------------------------

  NET SALES

Net sales for the year ended December 31, 1997 increased $110.9 million, or 24.5%, to $564.4 million. The acquisitions of Vapor, Stone, Thermo King and HP contributed $85.5 million of the increase. In addition, increased volume in the Electronics, Transit and Friction businesses favorably affected the comparison.

  GROSS PROFIT

Gross profit increased 21.4% to $186.1 million in 1997 compared to $153.3 million in 1996. Gross margin, as a percentage of sales, was 33.0% in 1997 and 33.8% in 1996. The effect of initially lower margins at the recently acquired businesses was the primary factor for the change.

  OPERATING EXPENSES

                              YEAR ENDED
                             DECEMBER 31
                          ------------------    PERCENT
DOLLARS IN THOUSANDS       1997       1996      CHANGE
-------------------------------------------------------
Selling and marketing...  $25,364    $18,643     36.1
General and
  administrative........   38,033     29,437     29.2
Engineering.............   24,386     18,244     33.7
Amortization............    8,240      7,854      4.9
Other expense
  (income)..............      120       (547)      NM
                          -------    -------
  Total operating
    expenses............  $96,143    $73,631     30.6
-------------------------------------------------------
NM--not meaningful

Total operating expenses increased $22.5 million in the year-to-year comparison primarily reflecting the effect of acquisitions completed in 1997 and 1996. Incremental expenses from acquired businesses totaled $15.3 million. In addition, higher operating expenses reflect costs associated with certain strategic initiatives including expanded international marketing activities and additional engineering efforts associated with new product development.

  INCOME FROM OPERATIONS

Operating income totaled $90.0 million in 1997 compared with $79.7 million a year ago. Higher operating income reflects higher sales volume and related gross profit.

  INTEREST EXPENSE

Interest expense increased $3.6 million to $29.7 million during 1997, primarily due to funding costs associated with repurchases of common stock and acquisitions, partially offset by debt repayments.

  INCOME TAXES

The provision for income taxes increased $2.4 million to $23.3 million in 1997 compared with $20.9 million in 1996. The effective tax rate declined to 38.5% in 1997 from 39.0% in 1996, due to the establishment of a Foreign Sales Corporation in the latter part of 1996.

                                1996 VERSUS 1995

  SUMMARY RESULTS OF OPERATIONS

                               YEAR ENDED
                              DECEMBER 31
DOLLARS IN MILLIONS,        ----------------    PERCENT
  EXCEPT PER SHARE           1996      1995     CHANGE
-------------------------------------------------------
Net income................  $ 32.7    $ 33.7      (3.0)
Diluted earnings per
  share...................    1.15      1.27      (9.4)
Net sales.................   453.5     425.0       6.7
Income from operations....    79.7      89.3     (10.8)
Earnings before interest,
  taxes, depreciation and
  amortization............   102.0     108.1      (5.6)
Gross profit margin.......    33.8%     34.4%       --
-------------------------------------------------------

  NET INCOME

Net income for 1996 declined $1.0 million to $32.7 million compared with 1995. The lower income was due to a change in product sales mix, including lower sales in the freight market due to reduced OEM production and from increased spending to support additional engineering and international sales staffing. The higher operating costs more than offset revenue growth.

  NET SALES

Net sales increased $28.5 million to $453.5 million in 1996 from $425.0 million in 1995. The increase was primarily due to the 1996 acquisitions of Vapor and Futuris. Sales also benefited from a full year of the Pulse acquisition that was completed in the first quarter of 1995. Partially offsetting these positive factors were lower sales in the Company's freight car division due in part to a 5% decline in OEM production.

  GROSS PROFIT

Gross profit increased $7.3 million or 5%, to $153.3 million in 1996 primarily due to higher sales volume. Gross margin, as a percentage of sales, declined slightly in 1996 to

33.8% versus 34.4% in 1995 primarily as a result of changes in product mix.

  OPERATING EXPENSES

                              YEAR ENDED
                             DECEMBER 31
                          ------------------    PERCENT
DOLLARS IN THOUSANDS       1996       1995      CHANGE
-------------------------------------------------------
Selling and marketing...  $18,643    $13,047     42.9
General and
  administrative........   29,437     22,791     29.2
Engineering.............   18,244     14,577     25.2
Amortization............    7,854      6,160     27.5
Other expense
  (income)..............     (547)       181       NM
                          -------    -------
  Total operating
    expenses............  $73,631    $56,756     29.7
-------------------------------------------------------

NM--not meaningful

  OPERATING EXPENSES

Total operating expenses increased $16.9 million in the comparison and totaled $73.6 million in 1996. The higher expense level was primarily due to the Futuris and Vapor acquisitions. In addition, expenses increased, in part, due to WABCO's expanded new product development initiatives and international marketing activities as well as increased corporate expenses for shareholder communication, legal and insurance costs.

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

  INCOME TAXES

The Company's overall effective income tax rate declined to 39.0% in 1996 compared to 40.0% in 1995 due to lower effective state tax rates and the benefit of a Foreign Sales Corporation (FSC) established in 1996.

  LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and long-term borrowings. WABCO's operations generated cash flow totaling $67.0 million, $58.9 million and $45.8 million in 1997, 1996 and 1995, respectively. Operating cash flow has been increasing primarily due to a combination of earnings growth and improved asset management. Gross capital expenditures were $29.6 million, $13.2 million, and $16.2 million in 1997, 1996 and 1995, respectively. The majority of capital expenditures reflect spending for replacement equipment and as well as increased capacity and efficiency. In addition, in 1997 WABCO made significant investments in a new electronics technology development center. The Company expects capital expenditures in 1998 to approximate $28 million.

The following table sets forth outstanding indebtedness of WABCO:

                                      DECEMBER 31
                                  --------------------
DOLLARS IN THOUSANDS                1997        1996
------------------------------------------------------
Revolving credit notes..........  $100,880    $ 61,000
Term loan.......................   145,500     163,700
Senior notes....................   100,000     100,000
Note payable--Pulse
  acquisition...................    16,990      16,990
Other...........................     1,564
                                  --------    --------
                                   364,934     341,690
  Less--current portion.........    32,600      29,700
                                  --------    --------
                                  $332,334    $311,990
------------------------------------------------------

The Company's revolving credit and term loan borrowings have been made pursuant to a credit agreement, as amended (the Credit Agreement), with a consortium of commercial banks. The Credit Agreement provides for up to $140 million of revolving credit loans, including letters of credit, and provided $170.6 million of term loans, of which $145.5 million was outstanding at December 31, 1997.

Credit Agreement borrowings bear variable interest rates indexed to common indexes LIBOR. The weighted-average contractual interest rate on Credit Agreement borrowings was 7.36% at year-end 1997. In order to reduce the impact of interest rate changes on this variable rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings over the term of the swap contracts. The interest rate swaps have an aggregate notional value of $100 million and mature in 1998 through 2000. The interest rate swaps altered the weighted-average interest rate paid on borrowings under the Credit Agreement from 7.36% to 7.67% at year-end 1997.

Principal repayments of term loan borrowings are due in semi-annual installments until maturity in January 2002.

The Credit Agreement limits the Company with respect to declaring or making cash dividend payments and prohibits the declaration or making of other distributions whether in cash, property, securities or a combination thereof, with respect to any shares of the Company's capital stock. However, the Company is permitted to pay $.01 per share quarterly dividends on the Common Stock, subject to certain conditions. The Credit Agreement contains various other covenants and restrictions including: a limitation on the incurrence of additional indebtedness; a limitation on mergers, consolidations and sales of assets and acquisitions; other than sales of assets in the ordinary course of business; a limitation on liens; a limitation on certain debt payments; a limitation on capital expenditures; a minimum fixed charge coverage ratio; a minimum interest expense coverage ratio and a maximum leverage ratio.

The Company's senior notes, issued in June 1995, bear interest at the rate of 9.375% and mature in June 2005. The net proceeds of were used to prepay an additional portion of the term loans outstanding under the existing credit agreement. The notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future indebtedness under
(i) capitalized lease obligations, (ii) the Amended Credit Agreement, (iii) indebtedness of the Company for money borrowed and (iv) indebtedness evidenced by notes, debentures, bonds or other similar instruments for the payment of which the Company is responsible or liable unless, in the case of clause (iii) or (iv), in the instrument creating or evidencing the same or pursuant to which the same is outstanding, it is provided that such obligations are subordinate in right of payment to the notes.

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

As partial payment for the Pulse Acquisition, the Company issued the $17.0 million Long-Term Pulse Seller Note, due January 31, 2004. Interest is payable semiannually and accrues until February 1, 1998 at the per annum rate of 9.5%; from February 1, 1998 until January 31, 2001, interest will accrue at the prime rate charged by Chase Manhattan Bank on December 31, 1997 plus 1%; and from February 1, 2001 until January 31, 2004, interest will accrue at the prime rate charged by Chase Manhattan Bank on December 31, 2000 plus 1%.

In 1997, WABCO completed the Stone, Thermo King and HP acquisitions for an aggregate purchase price of $13.5 million in cash including $2.3 million of assumed debt. In 1996, the Company acquired Vapor and Futuris for $63.9 million and $15 million, respectively. These transactions utilized borrowings for the purchase price. Also, in 1995 the Company acquired Pulse Electronics for $54.9 million, consisting of $20 million in bank borrowings, a $17.0 million note payable and WABCO Common Stock valued at $17.9 million at the time of the acquisition.

In March 1997, SIH sold its 10 million shares of WABCO Common Stock. The Company purchased 4 million shares at $11 per share, and investors consisting of Vestar Equity Partners, L.P., Harvard Private Capital Group, American Industrial Partners Capital Fund II, L.P. and certain members of WABCO's management acquired the remaining 6 million shares at the same price. The Company financed the 4 million share repurchase through borrowings under its credit facility.

In connection with the establishment of the ESOP in January 1995, the Company made a $140 million loan to the ESOP, which was used to purchase 9,336,000 shares of the Company's outstanding common stock. The ESOP Loan had an original term of 50 years, with annual payments of principal and interest of approximately $12 million. The ESOP Loan bears interest at 8.5% per annum. The ESOP will repay the ESOP Loan using contributions from the Company. The Company is obligated to contribute amounts sufficient to repay the ESOP Loan. The net effect of the ESOP is that the Company's stock is allocated to employees in lieu a retirement plan that was previously a cash-based defined benefit plan and, accordingly, results in reduced annual cash outlays by an estimated $3 to $4 million.

Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the Credit Agreement, will be adequate to make payments of principal and interest on debt, including the Notes, to make required contributions to the ESOP, to permit anticipated capital expenditures, and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place.

  EFFECT OF YEAR 2000

The Company has information system improvement initiatives under way which include both new computer hardware and software applications. The new system is expected to be operational by late 1998 and will be year 2000 compliant. The majority of the expenditures incurred for hardware and purchased software related to this project are capitalized and amortized over their estimated useful lives. Other costs are expensed as incurred. These expenditures are not expected to have a significant impact on the Company's future results of operations or financial position.

FORWARD-LOOKING STATEMENTS

From time to time, in this report and in other written reports and oral statements, references are made to expectations regarding future performance of the Company. Examples include, but are not limited to, statements as to expectations, beliefs and strategies, future earnings, revenue growth, and sales expansion opportunities. These "forward-looking statements," are based on currently available competitive, financial and economic data and the Company's operating plans, but they are inherently uncertain. Investors must recognize that events could turn out to be significantly different from what is expected. Differences from expectations in the factors listed below, among others, could affect the Company's financial performance in the future and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. These factors, which include changes in both domestic and global assumptions and expectations are, among others: overall economic conditions; interest rates; demand for services in the freight and passenger rail industry; consolidations in the rail industry; demand for the Company's products and services; product mix; gains and losses in market share; demand for freight cars, locomotives, passenger transit cars and buses; industry demand for faster and more efficient braking equipment; continued outsourcing by the Company's customers; governmental funding for some of the Company's customers; future regulation/deregulation of the Company's customers and/or the rail industry; successful research and development; success in developing, marketing and delivering new products; the Company's ability to complete expected sales; cancellation of orders; labor stability; integration of recent acquisitions; completion of additional acquisitions; changes in expected level of capital expenditures; continued bank financing; warranty claims; environmental laws; lawsuits; and other factors identified within this Form 10-K and other filings with the Securities and Exchange Commission. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

EFFECTS OF INFLATION; SEASONALITY

General price inflation has not had a material impact on the Company's results of operations. Some of the Company's labor contracts contain negotiated salary and benefit increases and others contain cost of living adjustment clauses, which would cause the Company's cost automatically to increase if inflation were to become significant. The Company's business is not seasonal, although the third quarter results generally tend to be slightly lower than other quarters, reflecting vacation and down time at major customers during this period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 14 of Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEMS 10 THROUGH 13.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein because the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 26, 1998, which includes such information, will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this annual report. Such information is incorporated in this annual report by reference, except for the information required to be included in the Proxy Statements by paragraphs (i), (k) and (l) of Item 402 of Regulations S-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON
          FORM 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(A) (1)  FINANCIAL STATEMENTS                PAGE NO.
                                             --------
         Report of Independent Public
           Accountants                          22
         Consolidated Balance Sheet as of
           December 31, 1997 and 1996           23
         Consolidated Statement of
           Operations for the three years
           ended December 31, 1997, 1996
           and 1995                             24
         Consolidated Statement of Cash
           Flows for the three years ended
           December 31, 1997, 1996 and 1995     25
         Consolidated Statement of
           Shareholders' Equity for the
           three years ended December 31,
           1997, 1996 and 1995                  26
         Notes to Consolidated Financial
           Statements                           27
    (2)  FINANCIAL STATEMENT SCHEDULES
         Report of Independent Public
           Accountants                          40
         Schedule II--Valuation and
           Qualifying Accounts                  41

(B)      REPORTS ON FORM 8-K
         None
(C)   EXHIBITS
       3.1      Restated Certificate of Incorporation
                of the Company dated January 30,
                1995, as amended March 30, 1995**
       3.2      Amended and Restated By-Laws of the
                Company, effective March 31,
                1997*****
       4.1      Form of Indenture between the Company
                and The Bank of New York**
       4.2      Form of Note (included in Exhibit
                4.1)
       4.3      First Supplemental Indenture dated as
                of March 21, 1997 between the Company
                and The Bank of New York*
       9        Second Amended WABCO Voting Trust/
                Disposition Agreement dated as of
                December 13, 1995 among the
                Management Investors (Schedules and
                Exhibits omitted)***
       10.1     Westinghouse Air Brake Company
                Employee Stock Ownership Plan and
                Trust, effective January 31, 1995**
       10.2     ESOP Loan Agreement dated January 31,
                1995 between Westinghouse Air Brake
                Company Employee Stock Ownership
                Trust ("ESOT") and the Company
                (Exhibits omitted)**
       10.3     Employee Stock Ownership Trust
                Agreement dated January 31, 1995
                between the Company and U.S. Trust
                Company of California, N.A.**
       10.4     Pledge Agreement dated January 31,
                1995 between ESOT and the Company**
       10.5     Credit Agreement dated as of January
                31, 1995 and Amended and Restated as
                of February 15, 1995 and June 9, 1995
                among the Company, various financial
                institutions, Chemical Bank Delaware,
                The Bank of New York and Credit Bank
                Suisse (Schedules and Exhibits
                omitted)***
       10.6     Amended and Restated Stockholders
                Agreement dated as of March 5, 1997
                among the Voting Trust, Vestar Equity
                Partners, L.P., Harvard Private
                Capital Holdings, Inc. ("Harvard"),
                American Industrial Partners Capital
                Fund II, L.P. ("AIP") and the
                Company*
       10.7     Common Stock Registration Rights
                Agreement dated as of January 31,
                1995 among the Company, SIH, RAC
                Voting Trust, Vestar Capital, Pulse
                Electronics, Inc., Pulse Embedded
                Computer Systems, Inc., the Pulse
                Shareholders and ESOT (Schedules and
                Exhibits omitted)**
       10.8     Indemnification Agreement dated
                January 31, 1995 between the Company
                and the RAC Voting Trust trustees**
       10.9     Agreement of Sale and Purchase of the
                North American Operations of the
                Railway Products Group, an operating
                division of American Standard Inc.,
                dated as of 1990 between Rail
                Acquisition Corp. and American
                Standard Inc. (only provisions on
                indemnification are reproduced)**

       10.10    Letter Agreement (undated) between
                the Company and American Standard
                Inc. on environmental costs and
                sharing**
       10.11    Purchase Agreement dated as of June
                17, 1992 among the Company, Schuller
                International, Inc., Manville
                Corporation and European Overseas
                Corporation (only provisions on
                indemnification are reproduced)**
       10.12    Asset Purchase Agreement dated as of
                January 23, 1995 among the Company,
                Pulse Acquisition Corporation, Pulse
                Electronics, Inc., Pulse Embedded
                Computer Systems, Inc. and the Pulse
                Shareholders (Schedules and Exhibits
                omitted)**
       10.13    License Agreement dated as of
                December 31, 1993 between SAB WABCO
                Holdings B.V. and the Company**
       10.14    Letter Agreement dated as of January
                19, 1995 between the Company and
                Vestar Capital Partners, Inc.**
       10.15    Westinghouse Air Brake Company 1995
                Stock Incentive Plan**
       10.16    Westinghouse Air Brake Company 1995
                Non-Employee Directors' Fee and Stock
                Option Plan**
       10.17    Form of Employment Agreement between
                William E. Kassling and the Company**
       10.18    Letter Agreement dated as of January
                1, 1995 between the Company and
                Vestar Capital Partners, Inc.**
       10.19    Form of Indemnification Agreement
                between the Company and Authorized
                Representatives**
       10.20    Share Purchase Agreement between
                Futuris Corporation Limited and the
                Company (Exhibits omitted)**
       10.21    Purchase Agreement dated as of
                September 19, 1996 by and among Mark
                IV Industries, Inc., Mark IV PLC, and
                W&P Holding Corp. (Exhibits and
                Schedules omitted)****
       10.22    Purchase Agreement dated as of
                September 19,1996 by and among Mark
                IV Industries Limited and
                Westinghouse Railway Holdings
                (Canada) Inc. (Exhibits and Schedules
                omitted)****
       10.23    Amendment No. 1 to Amended and
                Restated Stockholders Agreement dated
                as of March 5, 1997 among the Voting
                Trust, Vestar Equity Partners, L.P.,
                Harvard, AIP and the Company*
       10.24    Common Stock Registration Rights
                Agreement dated as of March 5, 1997
                among the Company, Harvard, AIP and
                the Voting Trust*
       21       List of subsidiaries of the Company*
       23       Consent of Arthur Andersen LLP*
       27       Financial Data Schedule*
       99       Annual Report on Form 11-K for the
                year ended December 31, 1997 of the
                Westinghouse Air Brake Company
                Employee Stock Ownership Plan and
                Trust*

---------

     * Filed herewith

   ** Filed as an exhibit to the Company's Registration Statement on Form S-1
      (No. 33-90866)

  *** Filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995

 **** Filed as an exhibit to the Company's Current Report on Form 8-K, dated
      October 3, 1996

***** Filed as an exhibit to the Company's Registration Statement on Form S-8
      (No. 333-39159)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Westinghouse Air Brake Company:

     We have audited the accompanying consolidated balance sheet of Westinghouse Air Brake Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westinghouse Air Brake Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 16, 1998

                         WESTINGHOUSE AIR BRAKE COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997         1996
          Dollars in thousands, except share data               ----         ----
                                       ASSETS
CURRENT ASSETS:
Cash........................................................  $     836    $     618
Accounts receivable.........................................     91,438       73,507
Inventories.................................................     69,297       62,355
Deferred taxes..............................................     11,169        9,517
Other.......................................................      7,759        4,172
                                                              ---------    ---------
    Total current assets....................................    180,499      150,169
Property, plant and equipment...............................    186,534      162,324
Accumulated depreciation....................................    (78,167)     (66,480)
                                                              ---------    ---------
    Property, plant and equipment, net......................    108,367       95,844
OTHER ASSETS:
Prepaid pension costs.......................................      5,061        4,608
Goodwill....................................................     66,599       60,490
Other intangibles...........................................     42,466       44,241
Other noncurrent assets.....................................      7,887        7,884
                                                              ---------    ---------
    Total other assets......................................    122,013      117,223
                                                              ---------    ---------
    Total Assets............................................  $ 410,879    $ 363,236
                                                              =========    =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...........................  $  32,600    $  29,700
Accounts payable............................................     37,582       23,789
Accrued income taxes........................................        488        2,634
Advance deposits............................................     21,210       13,330
Accrued compensation........................................     13,080       10,947
Accrued warranty............................................     12,851        8,172
Accrued interest............................................      3,038        3,532
Accrued restructuring costs.................................         --        3,158
Other accrued liabilities...................................     10,931        6,731
                                                              ---------    ---------
    Total current liabilities...............................    131,780      101,993
Long-term debt..............................................    332,334      311,990
Reserve for postretirement benefits.........................     14,860       13,309
Accrued pension costs.......................................      4,700        4,724
Deferred income taxes.......................................      5,561        7,415
Other long-term liabilities.................................        907           --
                                                              ---------    ---------
    Total liabilities.......................................    490,142      439,431
                                                              ---------    ---------
SHAREHOLDERS' EQUITY:
Preferred stock, 1,000,000 shares authorized, no shares
  issued
Common stock, $.01 par value; 100,000,000 shares authorized
  and 47,426,600 shares issued..............................        474          474
Additional paid-in capital..................................    105,522      104,321
Less-Treasury stock, at cost, 13,743,924 and 9,937,867
  shares....................................................   (190,657)    (149,331)
Less-Unearned ESOP shares, at cost, 8,751,531 and 8,927,565
  shares....................................................   (131,273)    (133,914)
Retained earnings...........................................    141,617      105,363
Cumulative translation adjustment...........................     (4,946)      (3,108)
                                                              ---------    ---------
    Total shareholders' equity..............................    (79,263)     (76,195)
                                                              ---------    ---------
    Liabilities and Shareholders' Equity....................  $ 410,879    $ 363,236
                                                              =========    =========

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
          Dollars in thousands, except share data               ----        ----        ----
Net sales...................................................  $564,441    $453,512    $424,959
Cost of sales...............................................   378,323     300,163     278,901
                                                              --------    --------    --------
     Gross profit...........................................   186,118     153,349     146,058
Selling and marketing expenses..............................    25,364      18,643      13,047
General and administrative expenses.........................    38,033      29,437      22,791
Engineering expenses........................................    24,386      18,244      14,577
Amortization expense........................................     8,240       7,854       6,160
Other operating expense (income)............................       120        (547)        181
                                                              --------    --------    --------
     Income from operations.................................    89,975      79,718      89,302
Other income and expenses Interest expense..................    28,115      24,533      24,857
  Interest expense to affiliates............................     1,614       1,619       6,141
  Other (income) expense, net...............................      (344)        (82)       (205)
                                                              --------    --------    --------
Income before income taxes..................................    60,590      53,648      58,509
Income taxes................................................    23,327      20,923      23,402
                                                              --------    --------    --------
Income before extraordinary item............................    37,263      32,725      35,107
Loss on extinguishment of debt, net of tax benefits.........        --          --      (1,382)
                                                              --------    --------    --------
Net income..................................................  $ 37,263    $ 32,725    $ 33,725
                                                              ========    ========    ========
Earnings Per Common Share
  Basic earnings
     Income before extraordinary item.......................     $1.45       $1.15       $1.32
     Loss on extinguishment of debt, net of tax benefits....                              (.05)
                                                              --------    --------    --------
     Basic earnings per share...............................     $1.45       $1.15       $1.27
                                                              ========    ========    ========
  Diluted earnings
     Income before extraordinary item.......................     $1.42       $1.15       $1.32
     Loss on extinguishment of debt, net of tax benefits....                              (.05)
                                                              --------    --------    --------
     Diluted earnings per share.............................     $1.42       $1.15       $1.27
                                                              ========    ========    ========
Weighted Average Shares Outstanding (in thousands) Basic.....   25,693      28,473      26,639
                                                   Diluted...   26,173      28,473      26,639
                                                              ========    ========    ========

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1997        1996        1995
                    Dollars in thousands                        ----        ----        ----
OPERATING ACTIVITIES
Net income..................................................  $ 37,263    $ 32,725    $ 33,725
Adjustments to reconcile net income to cash provided by
  operations
  Depreciation and amortization.............................    24,624      22,249      18,634
  Provision for ESOP contribution...........................     3,229       2,870       2,597
  Deferred income taxes.....................................    (3,506)      2,456      (1,137)
  Extraordinary item........................................                             1,382
  Changes in operating assets and liabilities, net of
     acquisitions
     Accounts receivable....................................    (6,623)     (9,868)      5,841
     Inventories............................................     1,817       8,100      (7,932)
     Accounts payable.......................................     5,900      (6,574)      3,786
     Accrued income taxes...................................    (1,349)       (411)     (5,879)
     Accrued liabilities and advance deposits...............     5,522       9,740      (1,825)
     Other assets and liabilities...........................        97      (2,376)     (3,311)
                                                              --------    --------    --------
          Net cash provided by operating activities.........    66,974      58,911      45,881
                                                              --------    --------    --------
INVESTING ACTIVITIES
  Purchase of property, plant and equipment, net............   (29,196)    (12,855)    (16,205)
  Acquisitions of businesses................................   (13,492)    (78,890)    (54,900)
                                                              --------    --------    --------
     Net cash used for investing activities.................   (42,688)    (91,745)    (71,105)
                                                              --------    --------    --------
FINANCING ACTIVITIES
  Proceeds from issuance of debt obligations................                65,000     417,000
  Repayments of term debt...................................   (18,200)    (26,300)   (175,000)
  Net proceeds from (repayments of) revolving credit
     arrangements...........................................    39,880      (2,935)     59,785
  Net repayments of other borrowings........................      (555)
  Payment of debt to affiliate..............................                   (10)    (73,910)
  Debt issuance fees........................................    (2,068)       (492)    (11,041)
  Purchase of treasury stock................................   (44,000)     (1,629)   (165,602)
  Purchase of ESOP shares...................................                          (140,040)
  Cash dividends............................................    (1,009)     (1,127)       (285)
  Proceeds from exercise of stock options...................     3,513
  Net proceeds from stock offering..........................                            95,454
  Issuance of shares to acquire Pulse Electronics...........                            17,900
                                                              --------    --------    --------
     Net cash (used for) provided by financing activities...   (22,439)     32,507      24,261
                                                              --------    --------    --------
Effect of changes in currency exchange rate.................    (1,629)        735        (131)
                                                              --------    --------    --------
Increase (decrease) in cash.................................       218         408        (832)
Cash, beginning of year.....................................       618         210       1,042
                                                              --------    --------    --------
Cash, end of year...........................................  $    836    $    618    $    210
                                                              ========    ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid during the year.............................  $ 30,223    $ 25,624    $ 28,290
  Income taxes paid during the year.........................    28,182      20,452      30,269

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                      ADDITIONAL               UNALLOCATED               CUMULATIVE
                                             COMMON    PAID-IN     TREASURY       ESOP       RETAINED    TRANSLATION
                                             STOCK     CAPITAL       STOCK       SHARES      EARNINGS    ADJUSTMENT
Dollars in thousands, except per share data  -----     -------       -----       ------      --------    ----------
BALANCE, DECEMBER 31, 1994.......             $400     $  9,600                              $  40,325     $(3,528)
Net income.......................                                                               33,725
Cash dividends ($.01 per share)...                                                                (285)
Purchase of treasury stock.......                                  $(165,602)
Loan to ESOP to purchase shares...                                              $(140,040)
Allocation of ESOP shares........                          (204)                    2,801
Acquisition of Pulse Electronics...                                   17,900
Initial public stock offering....               74       95,380
Translation adjustment...........                                                                              756
                                              ----     --------    ---------    ---------    ---------     -------
BALANCE, DECEMBER 31, 1995.......              474      104,776     (147,702)    (137,239)      73,765      (2,772)
Net income.......................                                                               32,725
Cash dividends ($.04 per share)...                                                              (1,127)
Purchase of treasury stock.......                                     (1,629)
Allocation of ESOP shares........                          (455)                    3,325
Translation adjustment...........                                                                             (336)
                                              ----     --------    ---------    ---------    ---------     -------
BALANCE, DECEMBER 31, 1996.......              474      104,321     (149,331)    (133,914)     105,363      (3,108)
Net income.......................                                                               37,263
Cash dividends ($.04 per share)...                                                              (1,009)
Purchase of treasury stock.......                                    (44,000)
Exercise of stock options, net of tax
  benefits.......................                           839        2,674
Allocation of ESOP shares........                           362                     2,641
Translation adjustment...........                                                                           (1,838)
                                              ----     --------    ---------    ---------    ---------     -------
BALANCE, DECEMBER 31, 1997.......             $474     $105,522    $(190,657)   $(131,273)   $ 141,617     $(4,946)
                                              ====     ========    =========    =========    =========     =======

                                                 TOTAL
                                             SHAREHOLDERS'
                                                EQUITY
Dollars in thousands, except per share data     ------
BALANCE, DECEMBER 31, 1994.......              $  46,797
Net income.......................                 33,725
Cash dividends ($.01 per share)...                  (285)
Purchase of treasury stock.......               (165,602)
Loan to ESOP to purchase shares...              (140,040)
Allocation of ESOP shares........                  2,597
Acquisition of Pulse Electronics...               17,900
Initial public stock offering....                 95,454
Translation adjustment...........                    756
                                               ---------
BALANCE, DECEMBER 31, 1995.......               (108,698)
Net income.......................                 32,725
Cash dividends ($.04 per share)...                (1,127)
Purchase of treasury stock.......                 (1,629)
Allocation of ESOP shares........                  2,870
Translation adjustment...........                   (336)
                                               ---------
BALANCE, DECEMBER 31, 1996.......                (76,195)
Net income.......................                 37,263
Cash dividends ($.04 per share)...                (1,009)
Purchase of treasury stock.......                (44,000)
Exercise of stock options, net of tax
  benefits.......................                  3,513
Allocation of ESOP shares........                  3,003
Translation adjustment...........                 (1,838)
                                               ---------
BALANCE, DECEMBER 31, 1997.......              $ (79,263)
                                               =========

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Westinghouse Air Brake Company (the Company) is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company's products, which are sold to both the original equipment manufacturer market and the aftermarket, are intended to enhance safety, improve productivity and reduce maintenance costs for its customers. The Company's products include electronic controls and monitors, air brakes, couplers, door controls, draft gears and brake shoes. The Company's primary manufacturing operations are in the United States and Canada, and the Company's revenues have been primarily from North America. The Company's customer base consists of freight transportation (railroad) companies, locomotive and freight car original equipment manufacturers, railroads and transit car builders and public transit systems.

The Company's operations and revenue base are generally dependent on the capital replacement cycles for locomotives and freight cars of the large North American-based railroad companies. The Company's passenger transit operations are dependent on the budgeting and expenditure appropriation process of federal, state and local governmental units for mass transit needs established by public policy.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Such statements have been prepared in accordance with generally accepted accounting principles. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation.

  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates.

  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

                                       DECEMBER 31
                                    ------------------
Dollars in thousands                 1997       1996
------------------------------------------------------
Raw materials.....................  $27,395    $20,140
Work-in-process...................   26,640     31,294
Finished goods....................   15,262     10,921
                                    ------------------
    Total inventory...............  $69,297    $62,355
------------------------------------------------------

  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment additions are stated at cost. Expenditures for renewals and betterments are capitalized. Expenditures for ordinary maintenance and repairs are expensed as incurred. The Company provides for book depreciation principally on the straight-line method over the following estimated useful lives of plant and equipment.

                                               YEARS
                                              --------
Land improvements...........................  10 to 20
Buildings...................................  20 to 40
Machinery and equipment.....................  4 to 15

Accelerated depreciation methods are utilized for income tax purposes.

  INTANGIBLE ASSETS

Goodwill is amortized on a straight-line basis over 40 years. Other intangibles are amortized on a straight-line basis over their estimated economic lives. Goodwill and other intangible assets, including patents and tradenames, are periodically reviewed for impairment based on an assessment of future operations (see Note 4).

  REVENUE RECOGNITION

Revenue is recognized when products have been shipped to the respective customers and the price for the product has been determined. Sales returns are infrequent and not material in relation to the Company's net sales.

  STOCK-BASED COMPENSATION

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), in October 1995. This statement established a "fair value based method" of financial accounting and related reporting standards for stock-based employee compensation plans, such as the Company's 1995 Stock Incentive Plan (see Note 11). SFAS No. 123 became effective for calendar year 1996 and provides for adoption in the income statement or through footnote disclosure only. The Company has continued to account for its 1995 Stock Incentive Plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS 123, and has provided the required disclosure in the footnotes (see Note 11).

  RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such costs totaled $24.4 million, $18.2 million and $14.6 million in 1997, 1996 and 1995, respectively.

  WARRANTY COSTS

Warranty costs are accrued based on management's estimates of repair or upgrade costs per unit and historical experience. In recent years, the Company has introduced several new products. The Company does not have the same level of historical warranty experience for these new products as it does for its continuing products. Therefore, warranty reserves have been established for these new products based upon management's estimates. Actual future results may vary from such estimates. Warranty expense was $9.9 million, $5.5 million and $8.1 million for 1997, 1996 and 1995, respectively. Warranty reserves were $12.9 million and $8.2 million at December 31, 1997 and 1996, respectively.

  FINANCIAL DERIVATIVES

The Company periodically enters into interest rate swap agreements to reduce the impact of interest rate changes on its variable rate borrowings. Interest rate swaps are agreements with a counterparty to exchange periodic interest payments (such as pay fixed, receive variable) calculated on a notional principal amount. The interest rate differential to be paid or received is accrued to interest expense (see Note 5).

  INCOME TAXES

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for income taxes includes Federal, state and foreign income taxes (see Note 9).

  FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries are translated into U.S. currency under the guidelines set forth in SFAS No. 52, "Foreign Currency Translation." The effects of currency exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and carried as a component of shareholders' equity.

  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". As required, the Company adopted this Standard in its 1997 financial statements for all periods presented.

SFAS No. 128 sets forth requirements for computing basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income applicable to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding adjusted for the assumed conversion of all dilutive securities (employee stock options) (see Note
10).

The adoption of SFAS No. 128 did not have a material impact on reported earnings per share.

  SIGNIFICANT CUSTOMERS AND CONCENTRATIONS
     OF CREDIT RISK

The Company's trade receivables are primarily from rail and transit industry original equipment manufacturers, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company's sales in 1997 or 1996, and, in 1995, one customer accounted for more than 10%. The allowance for doubtful accounts was $2.0 million and $1.3 million as of December 31, 1997 and 1996, respectively.

  EMPLOYEES

As of December 31, 1997, approximately 29% of the Company's workforce is covered by collective bargaining agreements. These agreements expire at various times between 1998 and 2002.

  RECENT ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board issued several Statements of Financial Accounting Standards including the following:

SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholders' equity except those resulting from investments and distributions to owners.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements issued for periods beginning after December 15, 1997. This Statement requires financial and descriptive information about an entity's operating segments to be included in the annual financial statements.

Neither of these standards, when implemented, is expected to impact the reported financial position or results of operations of the Company.

3. ACQUISITIONS

Effective July 31, 1997 the Company acquired 100% of the stock of H.P. s.r.1. ("HP"), an Italian company, for a total purchase price of $5.8 million, which included the assumption of $2.3 million in debt. HP is located in Sassuolo, Italy and is a leading supplier of door controls for transit rail cars and buses in the Italian market. Revenues approximated $9 million for its most recent fiscal year. The acquisition was accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired of approximately $3.5 million was allocated to goodwill.

Effective May 1, 1997 the Company purchased Stone Safety Service Corporation and Stone U.K. Limited ("Stone"), a supplier of transit air conditioning equipment, from Enprotech Corporation, a subsidiary of Itochu International. Stone is located in New Jersey and England. On June 27, 1997, the Company acquired the heavy rail air conditioning business of Thermo King Corporation ("Thermo King") from Westinghouse Electric. The Thermo King purchase included certain inventory, equipment and drawings. The aggregate purchase price for the Stone and Thermo King acquisitions was approximately $7.7 million. Annual revenues of the Stone and Thermo King acquisitions aggregate approximately $30 million. The acquisitions were accounted for under the purchase method. The excess of the purchase price over the fair value of net assets acquired of approximately $2 million was allocated to goodwill.

The results of operations for HP, Stone and Thermo King are included in the Company's financial statements since the date of the applicable acquisition. The effect of the acquisitions is not considered material to the consolidated results of the Company.

On September 19, 1996, the Company acquired from Mark IV Industries Inc. the Vapor Group ("Vapor") for a cash purchase price of approximately $63.9 million. The transaction, which has been accounted for as a purchase, was effective September 1, 1996 and accordingly the results of Vapor have been included in the accompanying financial statements since September 1, 1996. Pursuant to an earn out provision, the purchase price may be increased by up to $2 million based on a sales formula. Vapor is the leading manufacturer of door controls for transit rail cars and metropolitan buses in the United States. Annual revenues for its most recent fiscal year prior to the acquisition of totaled $65 million. The net tangible assets of Vapor were approximately $36 million at the date of purchase. The fair market valuations and allocation of the purchase price to the acquired tangible and intangible assets have been based upon an independent appraisal.

The purchase price paid in excess of the fair value of the acquired net tangible assets was approximately $28.5 million and has been allocated as follows:

Dollars in thousands
------------------------------------------------------
Tradename....................................  $11,121
Patents......................................    6,479
Non-compete agreements.......................    1,261
Goodwill.....................................    9,191
Technology...................................      425
                                               -------
                                               $28,477
------------------------------------------------------

The tradename and goodwill are being amortized over 40 years; the patents over their remaining lives; and the non-compete agreements over 5 years. Annual amortization expense of the intangible assets is $1.2 million.

In conjunction with integrating the Vapor operations into the Company, early retirement incentives and other severance programs have been offered to the Vapor employees. The estimated cost of this restructuring ($3.2 million) was accrued in the allocation of the Vapor purchase price.

Pro forma results of operations, including the effect of the pro forma adjustments related to the acquisition of Vapor, assuming the transaction had occurred on January 1, 1995, are as follows:

                                       (UNAUDITED)
                                 YEAR ENDED DECEMBER 31
                                 -----------------------
Dollars in thousands,
  except per share                 1996           1995
--------------------------------------------------------
Net sales......................  $508,107       $489,936
Net income.....................    33,497         35,177
Diluted earnings per common
  share........................      1.18           1.32
--------------------------------------------------------

The pro forma financial information presented above does not purport to present what the Company's results of operations would have been if the acquisition of Vapor had actually occurred on January 1, 1995, or to project the Company's results of operations for any future period.

Effective January 31, 1996, the Company acquired Futuris Industrial Products Pty. Ltd. ("Futuris"), an Australian company, for a cash purchase price of $15 million. Futuris is a leading manufacturer of brake shoes and disc brake pads for railroads in Australia and the Pacific Rim. The acquisition was accounted for under the purchase method and the excess of the purchase price over the fair value of the net assets acquired, or $10 million, was allocated primarily to goodwill. The effect of the acquisition is not considered material to the consolidated results of the Company.

4. INTANGIBLES

Intangible assets of the Company, other than goodwill, consist of the following:

                                        DECEMBER 31
                                   ---------------------
Dollars in thousands                1997          1996
--------------------------------------------------------
Patents, tradenames and
  trademarks, net of accumulated
  amortization of $19,768 and
  $15,407 (4-40 years)...........  $35,942       $36,920
Covenants not to compete, net of
  accumulated amortization of
  $9,333 and $8,963 (5 years)....    1,133         1,839
Other intangibles, net of
  accumulated amortization of
  $7,052 and $7,090 (3-7
  years).........................    5,391         5,482
                                    --------------------
                                   $42,466       $44,241
--------------------------------------------------------

At December 31, 1997 and 1996, goodwill, net of accumulated amortization of $5.4 million and $4.2 million, respectively, totaled $66.6 million and $60.5 million, respectively. The Company evaluates the recoverability of intangible assets, including goodwill, at each balance sheet date based on forecasted future operations, undiscounted cash flows and other subjective criteria. Based upon historical information, management believes that the carrying amount of these intangible assets will be realizable over the respective amortization periods.

5. LONG-TERM DEBT

Long-term debt consisted of the following:

                                       DECEMBER 31
                                 -----------------------
Dollars in thousands               1997           1996
--------------------------------------------------------
Revolving credit notes.........  $100,880       $ 61,000
Term loan......................   145,500        163,700
Senior notes...................   100,000        100,000
Note payable--Pulse
  acquisition..................    16,990         16,990
Other..........................     1,564             --
                                  ----------------------
                                  364,934        341,690
  Less--current portion........    32,600         29,700
                                  ----------------------
                                 $332,334       $311,990
--------------------------------------------------------

The Company's revolving credit and term loan borrowings have been made pursuant to a credit agreement (the "Credit Agreement"), with a consortium of commercial banks. The Credit Agreement provides for up to $140.0 million of revolving credit loans and provided $170.6 million of term loans, of which $145.5 million was outstanding at December 31, 1997. The Credit Agreement also provides for up to $5 million of swingline loans and for the issuance of up to $50 million of letters of credit. The incurrence of swingline loans and the issuance of letters of credit will reduce the $140 million borrowing availability under the revolving credit portion of the Credit Agreement.

Borrowings under the Credit Agreement bear variable rates of interest indexed to several options including LIBOR and prime. At December 31, 1997, the contractual interest rate on borrowings outstanding under the Credit Agreement was 7.36%. The Company entered into interest rate swap agreements to alter the impact of changes in interest rates on its variable rate borrowings. At year-end 1997, the notional value of interest rate swaps outstanding totaled $100 million. The swap agreements effectively change the Company's interest rate exposure on $100 million of loans from variable to fixed rates. As a result, the effective interest rate was 7.67% on borrowings under the Credit Agreement at year-end 1997. The interest rate swap agreements mature in 1998 through 2000.

The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

The maximum balances outstanding under the revolving credit loans were $105.4 million and $85.9 million during 1997 and 1996, respectively. Average balances outstanding were $87.7 million and $72.0 million, respectively. Borrowings outstanding under the revolving credit commitment are due January 31, 2001.

Scheduled term loan principal repayments are as follows:

Dollars in millions
------------------------------------------------------
1998..........................................  $ 32.6
1999..........................................    36.9
2000..........................................    18.5
2001..........................................    38.0
2002..........................................    19.5
                                                ------
                                                $145.5
------------------------------------------------------

At December 31, 1997, the Company had outstanding letters of credit in the aggregate amount of $17.1 million, primarily as collateral for contract performance guarantees.

Substantially all of the Company's U.S. assets, 100% of the capital stock of its U.S. subsidiaries and 65% of the capital stock of its non-U.S. subsidiaries are pledged as collateral pursuant to the Credit Agreement. The Company's indenture, pursuant to which the Notes were issued, contains certain restrictive covenants which, among other things, limit the ability of the Company and certain of its Canadian subsidiaries to incur indebtedness, pay dividends (limited to $1.9 million annually) on and redeem capital stock, create restrictions on investments in unrestricted subsidiaries, make distributions from certain subsidiaries, use proceeds from the sale of assets and subsidiary stock, enter into transactions with affiliates, create liens and enter into sale/ leaseback transactions. The Company's indenture also restricts, subject to certain exceptions, the Company's ability to consolidate and merge with, or to transfer all or substantially all of its assets to, another person.

The Company's senior notes, issued in June 1995, bear interest at the rate of 9.375% and mature June 2005. The net proceeds were used to prepay an additional portion of the term loans outstanding under the existing credit agreement. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future indebtedness under (i) capitalized lease obligations, (ii) the Credit Agreement, (iii) indebtedness of the Company for money borrowed and (iv) indebtedness evidenced by notes, debentures, bonds or other similar instruments for the payment of which the Company is responsible or liable unless, in the case of clause (iii) or (iv), it is provided that such obligations are subordinate in right of payment to the Notes.

In conjunction with the Credit Agreement and Senior Note Offering and other borrowings, debt issuance costs of $14.0 million were incurred and are being amortized over the terms of the borrowings. The accumulated amortization of debt issuance costs were $4.7 million and $2.8 million at December 31, 1997 and 1996, respectively.

The $17 million note payable incurred in conjunction with the acquisition of Pulse Electronics matures January 2004 and bears interest at 9.5% per annum, subject to adjustment, based on prime plus 1%, in February 1998 and 2001 with a maximum rate of 13%.

6. RETIREMENT AND EMPLOYEE SAVINGS PLANS

The Company has a defined benefit pension plan which covers substantially all union employees and provides pension benefits of stated amounts for each year of service of the employee. The Company also has a defined contribution plan which prior to March 31, 1995, covered certain nonunion employees and a noncontributory defined benefit plan for certain domestic service center employees. In connection with the establishment of the ESOP (see Note 8) in January 1995, the pension plan for U.S. salaried employees was modified to eliminate any credit (or accrual) for current service costs for any future periods, effective March 31, 1995. The Company's 401(k) savings plan was also amended to provide for the Company's future matching contributions to be made to the ESOP in the form of the Company's common stock. The Company's funding methods, which are primarily based on the ERISA requirements, differ from those used to recognize pension expense, which is primarily based on the projected unit credit method, in the accompanying financial statements.

Net periodic pension expense for the U.S. pension plans was as follows:

                               YEAR ENDED DECEMBER 31
                         ----------------------------------
Dollars in thousands      1997          1996          1995
-----------------------------------------------------------
Current service cost...  $   621       $   564       $  807
Interest on projected
  benefit obligation
  (PBO)................    1,297         1,186        1,128
Return on plan
  assets...............   (2,905)       (1,178)        (883)
Net
amortization/deferrals..   1,611            50          (64)
Recognition of special
  events...............       --           696           70
                           --------------------------------
  Net periodic pension
    expense............  $   624       $ 1,318       $1,058
-----------------------------------------------------------

Weighted average discount rates of 7.25%, 7.5% and 7.5% were used in determining the actuarial present value of the projected benefit obligation at December 31, 1997, 1996 and 1995, respectively. The expected long-term rates of return on assets were 10% in 1997, 1996 and 1995. Plan assets consist primarily of common stocks, corporate bonds, U.S. government obligations and temporary investments.

In 1996, as the result of an early retirement package offered to certain union employees, the Company incurred a charge of $696,000 reflected above as a special event.

The following table sets forth the U.S. pension plans' funded status and amounts recognized:

                                        DECEMBER 31
                                  -----------------------
Dollars in thousands                1997           1996
---------------------------------------------------------
Actuarial present value of
  accumulated benefit
  obligations (ABO)
  Vested benefits...............  $(14,333)      $(12,417)
  Nonvested benefits............    (2,317)          (253)
                                   ----------------------
    Total ABO...................   (16,650)       (12,670)
Additional benefits based on
  estimated future salary
  levels........................    (2,839)        (3,897)
                                   ----------------------
PBO for service rendered to
  date..........................   (19,489)       (16,567)
Plan assets at fair value.......    16,118         13,303
                                   ----------------------
PBO in excess of plan assets....    (3,371)        (3,264)
Unrecognized prior service
  cost..........................       248            231
Unrecognized net gain from past
  experience different from that
  assumed and changes in
  assumptions...................    (1,551)        (1,572)
Adjustment for minimum
  liability.....................       (26)          (119)
                                   ----------------------
  Accrued pension cost..........  $ (4,700)      $ (4,724)
---------------------------------------------------------

The Company's Canadian subsidiaries have defined benefit retirement plans covering substantially all employees. Net periodic pension expense for the Canadian plans was as follows:

                              YEAR ENDED DECEMBER 31
                        -----------------------------------
Dollars in thousands     1997          1996          1995
-----------------------------------------------------------
Current service
  cost................  $   684       $   490       $   437
Interest on PBO.......    1,378         1,208         1,131
Return on plan
  assets..............   (1,558)       (1,304)       (1,306)
Net amortization/
  deferrals...........      254           252           132
                        -----------------------------------
  Total pension
    expense...........  $   758       $   646       $   394
-----------------------------------------------------------

Weighted average discount rates of 7.25%, 8.5% and 8.5% were used in determining the actuarial present value of the projected benefit obligation at December 31, 1997, 1996 and 1995. The expected long-term rates of return on assets at the measurement dates were 9.25%, 9.25% and 10% in 1997, 1996 and 1995, respectively.

The following table sets forth the Canadian plans' funded status and amounts recognized:

                                        DECEMBER 31
                                  -----------------------
Dollars in thousands                1997           1996
---------------------------------------------------------
Actuarial present value of ABO
  Vested benefits...............  $(18,438)      $(14,258)
  Nonvested benefits............      (114)           (59)
                                   ----------------------
    Total ABO...................   (18,552)       (14,317)
Additional benefits based on
  estimated future salary
  levels........................    (1,384)          (900)
                                   ----------------------
PBO for service rendered to
  date..........................   (19,936)       (15,217)
Plan assets at fair value.......    19,693         17,637
                                   ----------------------
Over (under) funded PBO.........      (243)         2,420
Unrecognized prior service
  cost..........................     1,940          1,135
Unrecognized net gain from past
  experience different from that
  assumed and changes in
  assumptions...................     3,364          1,053
                                   ----------------------
Prepaid pension cost............  $  5,061       $  4,608
---------------------------------------------------------

7. POSTRETIREMENT BENEFITS

In addition to providing pension benefits, the Company had provided certain unfunded postretirement health care and life insurance benefits for substantially all U.S. employees. In conjunction with the establishment of the ESOP in January 1995 (see Note 8), the postretirement health care and life insurance benefits for salaried employees were modified to discontinue benefits for employees who had not attained the age of 50 by March 31, 1995. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

Postretirement benefit expenses were comprised of the following:

                                YEAR ENDED DECEMBER 31
                            ------------------------------
Dollars in thousands         1997         1996        1995
----------------------------------------------------------
Service cost..............  $  289       $  267       $202
Interest cost.............   1,226          935        757
Net amortization..........     155           13        (93)
                              ----------------------------
  Total postretirement
    benefit expense.......  $1,670       $1,215       $866
----------------------------------------------------------

The accumulated postretirement benefit obligation was comprised of the following:

                                        DECEMBER 31
                                   ---------------------
Dollars in thousands                 1997          1996
--------------------------------------------------------
Fully eligible plan
  participants...................  $ 7,942       $ 7,514
Other active plan participants...    9,808         7,466
                                    --------------------
  Total postretirement ABO.......   17,750        14,980
Unrecognized transition
  obligation.....................     (324)         (550)
Unrecognized prior service
  cost...........................      290           359
Unrecognized net loss............   (2,856)       (1,480)
                                    --------------------
  Accrued postretirement
    benefit......................  $14,860       $13,309
--------------------------------------------------------

The accumulated postretirement benefit obligation was actuarially determined using a method that applied specific interest rates to future cash flows when discounting the obligation to its present value. The interest rate associated with future cash flows and used to discount the accumulated postretirement benefit obligation to present value was 7.25%, 7.5% and 7.5% at December 31, 1997, 1996 and 1995. The assumed medical cost trend rate at December 31, 1997 was 5.75%. A one percentage point increase in the assumed health care cost trend rates for each future year increases annual postretirement benefit expense by $256,000 and the accumulated postretirement benefit obligation by $2.7 million.

8. EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (ESOP)
Effective January 31, 1995, the Company established the ESOP to enable participating employees to obtain ownership interests in the Company. Employees eligible to participate in the ESOP primarily include the salaried U.S. employees and, as described in Notes 6 and 7, the ESOP contributions are intended to supplement or replace other salaried employee benefit plans.

In connection with the establishment of the ESOP, the Company made a $140 million loan to the ESOP, which was used to purchase 9,336,000 shares of the Company's outstanding common stock. The ESOP loan initially had a term of 50 years with interest at 8.5% and was collateralized by the shares purchased by the ESOP. Company contributions to the ESOP will be used to repay the ESOP loan's annual debt service requirements of $12 million. The Company is obligated to contribute amounts sufficient to repay the ESOP loan. The ESOP uses such Company contributions to repay the ESOP loan. Approximately 187,000 shares were to be allocated annually to participants over a 50-year period. These transactions occur simultaneously and, for accounting purposes, offset each other. Unearned ESOP shares of $131.3 million at December 31, 1997, is reflected as a reduction in shareholders' equity in the accompanying financial statements and will be amortized to compensation expense coterminous with the ESOP loan. In addition, any difference between the market price of the Company's common stock and $15 per share (the purchase price paid by the ESOP) will also be charged or credited to compensation expense (with the offset to additional paid-in capital) based on the annual allocation to ESOP participants. Total compensation expense recognized for allocated ESOP shares was $3.2 million, $2.6 million and $2.6 million in 1997, 1996 and 1995, respectively. In addition, the Company incurred expenses of approximately $1 million in 1995 to establish the ESOP and related trust.

9. INCOME TAXES

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate is provided below:

                                  YEAR ENDED DECEMBER 31
                                --------------------------
                                1997       1996       1995
----------------------------------------------------------
U. S. federal statutory
  rate........................  35.0%      35.0%      35.0%
State taxes...................  2.7        3.5         4.3
Foreign.......................   .8         .5          .7
                                  ------------------------
  Effective rate..............  38.5%      39.0%      40.0%
----------------------------------------------------------

The provision for income taxes consisted of the following:

                             YEAR ENDED DECEMBER 31
                       -----------------------------------
Dollars in thousands    1997          1996          1995
----------------------------------------------------------
Current taxes
  Federal............  $18,490       $17,498       $16,032
  State..............    1,849         2,138         3,817
  Foreign............    6,494         2,372         6,413
                         ---------------------------------
                        26,833        22,008        26,262
Deferred taxes
  Federal............   (1,375)       (2,432)         (597)
  State..............     (137)         (278)         (142)
  Foreign............   (1,994)        1,625        (3,081)
                         ---------------------------------
                        (3,506)       (1,085)       (3,820)
                         ---------------------------------
    Total
      provision......  $23,327       $20,923       $22,442
----------------------------------------------------------

The 1995 provision includes a $960,000 income tax effect on the extraordinary loss (see Note 13) related to the early extinguishment of certain debt obligations.

The components of income before taxes on income for U.S. and foreign operations, primarily Canada, were $47.9 million and $12.7 million, respectively, for 1997, $42.4 million and $11.3 million, respectively, for 1996 and $46.6 million and $9.2 million, respectively, for 1995.

The sources of deferred income taxes were as follows:

                                YEAR ENDED DECEMBER 31
                             -----------------------------
Dollars in thousands          1997       1996       1995
----------------------------------------------------------
Depreciation...............  $   176    $   782    $  (619)
Postretirement benefits....     (851)      (171)      (427)
Pension....................      958       (319)       560
ESOP.......................   (1,150)      (919)      (957)
Accrued warranty...........   (1,697)      (497)         8
Inventory..................      451     (1,450)       (77)
Other liabilities and
  reserves.................   (1,393)     1,489     (2,308)
                                --------------------------
  Deferred tax benefits....  $(3,506)   $(1,085)   $(3,820)
----------------------------------------------------------

Components deferred tax assets and liabilities were as follows:

                                         DECEMBER 31
                                      ------------------
Dollars in thousands                    1997       1996
--------------------------------------------------------
Depreciation........................  $(8,422)   $(8,246)
Postretirement benefits.............    2,915      2,064
Pension.............................      780       (178)
ESOP................................    3,026      1,876
Accrued warranty....................    4,178      2,481
Inventory...........................    3,111      3,562
Other...............................       20        543
                                        ----------------
  Net deferred tax asset............  $ 5,608    $ 2,102
--------------------------------------------------------

10. EARNINGS PER SHARE

The computation of earnings per share is as follows:

                               YEAR ENDED DECEMBER 31
Dollars in thousands,       -----------------------------
  except per share            1997       1996       1995
---------------------------------------------------------
BASIC EARNINGS PER SHARE
Net income applicable to
  common shareholders.....  $37,263    $32,725    $33,725
Divided by
  Weighted average shares
    outstanding...........   25,693     28,473     26,639
Basic earnings per
  share...................    $1.45      $1.15      $1.27
---------------------------------------------------------
DILUTED EARNINGS PER SHARE
Net income applicable to
  common shareholders.....  $37,263    $32,725    $33,725
Divided by sum of
  Weighted average shares
    outstanding...........   25,693     28,473     26,639
  Conversion of dilutive
    stock options.........      480         --         --
                              ---------------------------
  Diluted shares
    outstanding...........   26,173     28,473     26,639
Diluted earnings per
  share...................    $1.42      $1.15      $1.27
---------------------------------------------------------

Options to purchase .5 million, 2.2 million and 1.3 million shares of common stock were outstanding in 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares.

11. 1995 STOCK INCENTIVE PLAN

The Company adopted the 1995 Stock Incentive Plan on May 26, 1995, under which the Company may grant options to employees of Westinghouse Air Brake Company and Subsidiaries for up to 3.1 million shares of Westinghouse Air Brake Company common stock. Options to purchase approximately 2.9 million shares of Westinghouse Air Brake Company common stock under the plan have been granted, net of forfeitures, to employees of Westinghouse Air Brake Company at, or in excess of, fair market value at the date of grant. Generally, the options become exercisable over three and five-year vesting periods and expire ten years from the date of grant.

In 1996, as part of a long-term incentive program, the Company granted options to purchase up to 684,206 shares to certain executives under the 1995 Stock Incentive Plan. The option price per share is the greater of the market value of the stock on the date of grant or $14. The options, which vest 100% after eight years, are subject to accelerated vesting after three years if the Company achieves certain earnings targets as established by the compensation committee of the board of directors.

Effective November 1, 1995, the Company adopted a nonemployee directors stock option plan under which 100,000 shares of common stock are reserved for issuance at a price not less than $14. Through year-end 1997, the Company granted nonstatutory stock options to nonemployee directors to purchase a total of 25,000 shares.

The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized under these plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method set forth under SFAS No. 123, the Company's net income and earnings per share would be as set forth in the following table. For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options' vesting period.

                             YEAR ENDED DECEMBER 31
Dollars in thousands,  -----------------------------------
  except per share      1997          1996          1995
----------------------------------------------------------
Net income
  As reported........  $37,263       $32,725       $33,725
  Pro forma..........   34,007        31,117        32,482
Diluted earnings per
  share
  As reported........  $  1.42       $  1.15       $  1.27
  Pro forma..........     1.30          1.09          1.22
----------------------------------------------------------

Since compensation expense associated with option grants is recognized over the vesting period, the initial impact of applying SFAS No. 123 on pro forma net income is not representative of the potential impact on pro forma net income in future years. In each subsequent year, pro forma compensation expense would include the effect of recognizing a portion of compensation expense from multiple awards.

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                YEAR ENDED DECEMBER 31
                             -----------------------------
                             1997        1996        1995
----------------------------------------------------------
Dividend yield.............    .23%        .32%       0.00%
Risk-free interest rate....   5.80        6.25        6.58
Stock price volatility.....  29.22       30.43       30.43
Expected life (years)......    5.3         7.3         7.5
----------------------------------------------------------

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options, which are significantly different than employee stock options. Although this valuation model is an acceptable method for use in presenting pro forma information, because of the differences in traded options and employee stock options, the Black-Scholes model does not necessarily provide a single measure of the fair value of employee stock options.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                          1997                             1996                             1995
                               --------------------------       --------------------------       --------------------------
                                              WEIGHTED                         WEIGHTED                         WEIGHTED
                                              AVERAGE                          AVERAGE                          AVERAGE
                                OPTIONS    EXERCISE PRICE        OPTIONS    EXERCISE PRICE        OPTIONS    EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------
Beginning of year............  2,222,456       $13.63           1,279,500       $14.00                  --           --
Granted......................    748,126        17.84             958,956        13.14           1,316,500       $14.00
Exercised....................   (135,139)       13.75
Canceled.....................    (57,000)       14.00             (16,000)       14.00             (37,000)       14.00
                               ---------                        ---------                        ---------
End of year..................  2,778,443       $14.64           2,222,456       $13.63           1,279,500       $14.00
                               =========                        =========                        =========
Exercisable at end of year...    671,971                          332,992                          252,300
Available for future grant...    186,418                          877,544                        1,820,500
Weighted average fair value
  of options granted during
  the year...................      $8.07                            $4.05                                           $5.56
---------------------------------------------------------------------------------------------------------------------------

Exercise prices for options outstanding as of December 31, 1997 ranged from $11.00 to $21.38. The weighted-average remaining contractual life of those options is 8 years.

12. OPERATING LEASES

Minimum annual rentals payable under noncancelable leases in each of the next five years and beyond are as follows:

Dollars in thousands
------------------------------------------------------
1998.........................................  $ 2,783
1999.........................................    2,418
2000.........................................    2,188
2001.........................................    1,569
2002.........................................      855
Thereafter...................................    2,573
                                               -------
                                               $12,386
------------------------------------------------------

Rental expense under all leases was approximately $3.3 million, $2.8 million and $2.8 million for the years ended December 31, 1997, 1996 and 1995. Operating leases relate principally to several manufacturing locations, warehouse and office space, transportation equipment and communication systems.

13. EXTRAORDINARY ITEM

In connection with an amendment to the Credit Agreement (see Note 5), the Company wrote off approximately $2.3 million of previously capitalized cost relating to the previous credit agreement. In 1995, this resulted in an after tax charge of $1.4 million or $.05 per share, which has been reflected as an extraordinary item.

14. STOCK REPURCHASE

In March 1997, the Company repurchased from Scandinavian Incentive Holdings, B.V., ("SIH"), 4,000,000 shares of the Company's Common Stock for an aggregate purchase price of $44 million plus fees and expenses of approximately $2 million (the "Redemption"). The Redemption was effected pursuant to a Redemption Agree-ment (the "Redemption Agreement") dated as of March 5, 1997 among the Company, SIH and Incentive AB, the sole shareholder of SIH. Concurrently therewith, SIH sold its remaining 6,000,000 shares of WABCO Common Stock to investors consisting of Vestar Equity Partners, L.P. ("Vestar"), Harvard Private Capital Holdings, Inc. ("Harvard"), American Industrial Partners Capital Fund II, L.P. ("AIP") and certain members of management of the Company (the "Management Purchasers") for a purchase price of $11 per share in cash, pursuant to a Stock Purchase Agreement dated as of March 5, 1997, which sale was effective as of March 31, 1997 (the "SIH Purchase").

To finance the Redemption, the Company amended its Credit Agreement to increase the revolving credit availability by $15 million (from $125 million to $140 million) and to obtain a waiver of the requirement to make a prepayment in an aggregate principal amount equal to 50% of excess cash flow for 1996, or approximately $11.5 million. The Company obtained consents from record owners as of March 3, 1997 of its Senior Notes (the "Notes") to certain amendments to a covenant contained in the Indenture dated as of June 20, 1995 among the Company, as issuer, and The Bank of New York, as trustee, pursuant to which the Notes were issued (the "Indenture"). The Company borrowed $46 million to fund the Redemption and related expenses.

Upon the Company's receipt of the requisite consents, the Indenture was amended
(i) to permit additional Restricted Payments in an amount of approximately $22 million in order to complete the Redemption, and (ii) to permit up to $2 million of additional Restricted Payments to be made in advance of when they would otherwise have been permitted.

The following presents the Company's results for the year ended December 31, 1997 on a pro forma basis as if the stock repurchase had occurred on January 1, 1997:

In thousands,
  except per share             REPORTED       PRO FORMA
--------------------------------------------------------
Net income....................  $37,263         $36,774
Basic earnings per share......     1.45            1.49
Diluted earnings per share....     1.42            1.46
Average shares used for
  basic.......................   25,693          24,718
Average shares used for
  diluted.....................   26,173          25,198
--------------------------------------------------------

15. STOCKHOLDERS' AND VOTING TRUST AGREEMENTS

As of December 31, 1997, the approximate ownership interests in the Company's common stock are held by management and the ESOP (45%), the investors referred to in Note 14 (16%), and all others including public shareholders (39%). The investors referred to in Note 14 and certain members of senior management purchased 6 million shares of WABCO common stock from SIH. The seller is a successor in interest to Incentive AB (a Swedish corporation) which acquired Investment AB Cardo, an original equity owner at the time of the 1990 acquisition of the Railway Products Group of American Standard, Inc. ("1990 Acquisition"). A Stockholders Agreement exists between management and the investors referred to in Note 14 that provides for, among other things, the composition of the Board of Directors as long as certain minimum stock ownership percentages are maintained, restrictions on the disposition of shares and rights to request the registration of the shares.

The active original management owners have entered into an Amended Voting Trust/Disposition Agreement effective December 13, 1995, as amended. The agreement provides for, among other matters, the stock to be voted as one block and restrictions on the sale or transfer of such stock. The agreement expires on January 1, 2000 and can be terminated by an affirmative vote of two-thirds of the stock shares held by the trust. In connection with this Voting Trust, the Company has entered into an Indemnification Agreement with the trustees, which is covered by the Company's directors and officers liability insurance.

The shares held by the ESOP (established January 31, 1995) are subject to the terms of the related ESOP Loan Agreement, Employee Stock Ownership Trust Agreement, Employee Stock Ownership Plan and the Pledge Agreement. The ESOP is further described in Note 8.

16. PREFERRED STOCK

The Company's authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company's shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 1997 and 1996 there was no preferred stock issued or outstanding.

17. COMMITMENTS AND CONTINGENCIES

Under the terms of the purchase agreement and related documents for the 1990 Acquisition, American Standard, Inc. ("ASI"), has indemnified the Company for certain items including, among others, environmental claims. The indemnification provisions of the agreement expire at various dates through 2000 (which is when the environmental indemnification expires). If ASI was unable to honor or meet these indemnifications, the Company would be responsible for such items. In the opinion of management, ASI currently has the ability to meet its indemnification obligations. ASI has not disputed any coverage or reimbursement under these provisions.

The Company, through one of its operating subsidiaries, has been named, along with other parties, as a Potentially Responsible Party (PRP) under the North Carolina Inactive Sites Response Act because of an alleged release or threat of release of hazardous substances at the "Old James Landfill" site in North Carolina. The Company believes that any costs associated with the cleanup activities at this site which it may be held responsible for, if any, are covered by (a) the ASI indemnification referred to above, as ASI previously owned 50% of the subsidiary and (b) a related insurance policy which expires January 2002 for environmental claims provided by the other former 50% owner of the involved operating subsidiary. The Company has submitted a claim under the policy for any costs of clean up imposed on or incurred by the Company in connection with the "Old James Landfill" and International Insurance, Ltd. has acknowledged coverage under the policy, subject to the stated policy exclusions. In addition, management believes that such costs, if any, attributable to the Company will not be material and, therefore, has not established a reserve for such costs.

The Company's operations do not use and its products do not contain any asbestos. The operations acquired by the Company from ASI discontinued the use of asbestos in 1980. The Company is named as a codefendant in asbestos claims filed by third parties against ASI relating to events occurring prior to 1981 (which is significantly prior to the 1990 acquisition). These claims are covered by the indemnification agreement and the insurance policy referred to above. ASI has taken complete responsibility in administering, defending and settling the claims. The Company is not involved with, nor has it incurred any costs related to, these claims. ASI has not claimed that the Company has any responsibility for these cases. Management believes that these claims are not related to the Company and that such costs, if any, attributable to the Company and will not be material; therefore, the financial statements accordingly do not reflect any costs or reserves for such claims.

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

18. INTERNATIONAL SALES

The following table sets forth geographic sales distribution:

                                  YEAR ENDED DECEMBER 31
                                --------------------------
                                1997       1996       1995
----------------------------------------------------------
United States.................   75%        75%        83%
Canada........................   13         16         13
Other international...........   12          9          4
----------------------------------------------------------

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments approximate their related carrying values, except for the following:

                               1997             1996
                           -------------    -------------
                           CARRY   FAIR     CARRY   FAIR
DOLLARS IN MILLIONS        VALUE   VALUE    VALUE   VALUE
---------------------------------------------------------
Senior Notes 9 3/8%......  $(100)  $(106)   $(100)  $(102)
Note Payable--Pulse
  9 1/2%.................    (17)    (18)     (17)    (18)
Interest rate swaps......     --      (1)      --      (1)
---------------------------------------------------------

Fair values of the fixed rate obligations were estimated using discounted cash flow analyses. The fair value of the Company's interest rate swaps (see Note 5) were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the swap agreements.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         FIRST          SECOND         THIRD          FOURTH
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA             QUARTER        QUARTER        QUARTER        QUARTER
-------------------------------------------------------------------------------------------------------------
1997
Net sales.............................................  $136,508       $138,066       $142,761       $147,106
Operating income......................................    22,542         22,784         22,036         22,613
Income before taxes...................................    15,719         15,279         14,486         15,106
Net income............................................     9,589          9,320          8,836          9,518
Diluted earnings per common share.....................      0.34           0.37           0.35           0.37
1996
Net sales.............................................  $105,731       $109,135       $109,801       $128,845
Operating income......................................    19,221         19,987         19,682         20,828
Income before taxes...................................    12,826         13,761         13,348         13,713
Net income............................................     7,696          8,256          8,009          8,764
Diluted earnings per common share.....................      0.27           0.29           0.28           0.31
-------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WESTINGHOUSE AIR BRAKE COMPANY

                                                By  /s/ WILLIAM E. KASSLING
                                                    ---------------------------
                                                        William E. Kassling
                                                       Chief Executive Officer
                                                Date: February 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

                  SIGNATURE AND TITLE                                        DATE
                  -------------------                                        ----

By  /s/ WILLIAM E. KASSLING                                         February 26, 1998
    ----------------------------------------------
       William E. Kassling, Chairman of the Board,
       President and Chief Executive Officer

By  /s/ ROBERT J. BROOKS                                            February 26, 1998
    ----------------------------------------------
       Robert J. Brooks, Chief Financial Officer,
       Chief Accounting Officer and Director

By  /s/ JAMES C. HUNTINGTON JR.                                     February 26, 1998
    ----------------------------------------------
       James C. Huntington Jr., Director

By  /s/ KIM DAVIS                                                   February 26, 1998
    ----------------------------------------------
       Kim Davis, Director

By  /s/ EMILIO A. FERNANDEZ                                         February 26, 1998
    ----------------------------------------------
       Emilio A. Fernandez, Director

By  /s/ JAMES V. NAPIER                                             February 26, 1998
    ----------------------------------------------
       James V. Napier, Director

By  /s/ JAMES P. KELLEY                                             February 26, 1998
    ----------------------------------------------
       James P. Kelley, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Westinghouse Air Brake Company:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Westinghouse Air Brake Company included in this Form 10-K, and have issued our report thereon dated February 16, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial date required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 16, 1998

                                                                     SCHEDULE II

                         WESTINGHOUSE AIR BRAKE COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR EACH OF THE THREE YEARS ENDED DECEMBER 31

                                                BALANCE       CHARGED/      CHARGED     DEDUCTIONS    BALANCE
                                              AT BEGINNING   (CREDITED)    TO OTHER        FROM       AT END
            DOLLARS IN THOUSANDS               OF PERIOD     TO EXPENSE   ACCOUNTS(1)    RESERVES    OF PERIOD
--------------------------------------------------------------------------------------------------------------
1997
  Accrued warranty..........................     $8,172        $9,893       $2,281        $7,495      $12,851
  Allowance for doubtful accounts...........      1,347           812           36           150        2,045

1996
  Accrued warranty..........................     $3,655        $5,459       $3,802        $4,744      $ 8,172
  Allowance for doubtful accounts...........        831           406          210           100        1,347

1995
  Accrued warranty..........................     $3,685        $8,123           --        $8,153      $ 3,655
  Allowance for doubtful accounts...........      1,242          (361)          --            50          831
--------------------------------------------------------------------------------------------------------------

(1) Reserves of acquired companies.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
  ---                             -----------
   3.1    Restated Certificate of Incorporation of the Company dated
          January 30, 1995, as amended March 30, 1995**
   3.2    Amended and Restated By-Laws of the Company, effective March
          31, 1997*****
   4.1    Form of Indenture between the Company and The Bank of New
          York**
   4.2    Form of Note (included in Exhibit 4.1)
   4.3    First Supplemental Indenture dated as of March 21, 1997
          between the Company and The Bank of New York*
     9    Second Amended WABCO Voting Trust/Disposition Agreement
          dated as of December 13, 1995 among the Management Investors
          (Schedules and Exhibits omitted)***
  10.1    Westinghouse Air Brake Company Employee Stock Ownership Plan
          and Trust, effective January 31, 1995**
  10.2    ESOP Loan Agreement dated January 31, 1995 between
          Westinghouse Air Brake Company Employee Stock Ownership
          Trust ("ESOT") and the Company (Exhibits omitted)**
  10.3    Employee Stock Ownership Trust Agreement dated January 31,
          1995 between the Company and U.S. Trust Company of
          California, N.A.**
  10.4    Pledge Agreement dated January 31, 1995 between ESOT and the
          Company**
  10.5    Credit Agreement dated as of January 31, 1995 and Amended
          and Restated as of February 15, 1995 and June 9, 1995 among the Company, various financial institutions, Chemical Bank
          Delaware, The Bank of New York and Credit Bank Suisse
          (Schedules and Exhibits omitted)***
  10.6    Amended and Restated Stockholders Agreement dated as of
          March 5, 1997 among the Voting Trust, Vestar Equity
          Partners, L.P., Harvard Private Capital Holdings, Inc.
          ("Harvard"), American Industrial Partners Capital Fund II,
          L.P. ("AIP") and the Company*
  10.7    Common Stock Registration Rights Agreement dated as of
          January 31, 1995 among the Company, SIH, the Voting Trust,
          Vestar Capital, Pulse Electronics, Inc., Pulse Embedded
          Computer Systems, Inc., the Pulse Shareholders and ESOT
          (Schedules and Exhibits omitted)**
  10.8    Indemnification Agreement dated January 31, 1995 between the
          Company and the Voting Trust trustees**
  10.9    Agreement of Sale and Purchase of the North American
          Operations of the Railway Products Group, an operating
          division of American Standard Inc., dated as of 1990 between
          Rail Acquisition Corp. and American Standard Inc. (only
          provisions on indemnification are reproduced)**
 10.10    Letter Agreement (undated) between the Company and American
          Standard Inc. on environmental costs and sharing**
 10.11    Purchase Agreement dated as of June 17, 1992 among the
          Company, Schuller International, Inc., Manville Corporation
          and European Overseas Corporation (only provisions on
          indemnification are reproduced)**
 10.12    Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse
          Electronics, Inc., Pulse Embedded Computer Systems, Inc. and
          the Pulse Shareholders (Schedules and Exhibits omitted)**
 10.13    License Agreement dated as of December 31, 1993 between SAB
          WABCO Holdings B.V. and the Company**

EXHIBIT
  NO.                             DESCRIPTION
  ---                             -----------
 10.14    Letter Agreement dated as of January 19, 1995 between the
          Company and Vestar Capital Partners, Inc.**
 10.15    Westinghouse Air Brake Company 1995 Stock Incentive Plan**
 10.16    Westinghouse Air Brake Company 1995 Non-Employee Directors'
          Fee and Stock Option Plan**
 10.17    Form of Employment Agreement between William E. Kassling and the Company**
 10.18    Letter Agreement dated as of January 1, 1995 between the
          Company and Vestar Capital Partners, Inc.**
 10.19    Form of Indemnification Agreement between the Company and
          Authorized Representatives**
 10.20    Share Purchase Agreement between Futuris Corporation Limited and the Company (Exhibits omitted)**
 10.21    Purchase Agreement dated as of September 19, 1996 by and
          among Mark IV Industries, Inc., Mark IV PLC, and W & P
          Holding Corp. (Exhibits and Schedules omitted)****
 10.22    Purchase Agreement dated as of September 19,1996 by and
          among Mark IV Industries Limited and Westinghouse Railway
          Holdings (Canada) Inc. (Exhibits and Schedules omitted)****
 10.23    Amendment No. 1 to Amended and Restated Stockholders
          Agreement dated as of March 5, 1997 among the Voting Trust,
          Vestar Equity Partners, L.P., Harvard, AIP and the Company*
 10.24    Common Stock Registration Rights Agreement dated as of March
          5, 1997 among the Company, Harvard, AIP and the Voting
          Trust*
    21    List of subsidiaries of the Company*
    23    Consent of Arthur Andersen LLP*
    27    Financial Data Schedule*
    99    Annual Report on Form 11-K for the year ended December 31,
          1997 of the Westinghouse Air Brake Company Employee Stock
          Ownership Plan and Trust*

---------

    * Filed herewith

   ** Filed as an exhibit to the Company's Registration Statement on Form S-1
      (Registration No. 33-90866)

  *** Filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995

 **** Filed as an exhibit to the Company's Current Report on Form 8-K, filed
      September 19, 1996

***** Filed as an exhibit to the Company's Registration Statement on Form S-8
      (Registration No. 333-39159)