Form 10-Q
period 1998-03-31
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1998-05-08
CIK 943452

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                         Commission file number 1-13782



                         WESTINGHOUSE AIR BRAKE COMPANY
                         ------------------------------
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
                                            -----       -----

         As of April 28, 1998, 33,810,118 shares of Common Stock of the registrant were issued and outstanding, of which 8,689,291 shares were unallocated ESOP shares.





================================================================================

                                TABLE OF CONTENTS




                                                                                         Page
                                                                                         ----
              PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements
                 Condensed Consolidated Balance Sheet as of March 31, 1998
                    and December 31, 1997                                                  3
                 Condensed Consolidated Statement of Operations for the three
                    months ended March 31, 1998 and 1997                                   4
                 Condensed Consolidated Statement of Cash Flows for the three
                    months ended March 31, 1998 and 1997                                   5
                 Notes to Condensed Consolidated Financial Statements                      6


Item 2.       Management's Discussion and Analysis of Financial Position and
                 Results of Operations                                                     8


              PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                            10

              Signatures                                                                  11



                         WESTINGHOUSE AIR BRAKE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                           (UNAUDITED)
                                                                             MARCH 31         DECEMBER 31
Dollars in thousands, except share data                                          1998                1997
----------------------------------------------------------------------------------------------------------
                                      ASSETS
CURRENT ASSETS
Cash                                                                        $   4,392           $     836
Accounts receivable                                                           102,980              91,438
Inventories                                                                    73,874              69,297
Other                                                                          19,095              18,928
                                                                            ---------           ---------
     Total current assets                                                     200,341             180,499
Property, plant and equipment                                                 191,989             186,534
Accumulated depreciation                                                      (81,999)            (78,167)
                                                                            ---------           ---------
     Property, plant and equipment, net                                       109,990             108,367
OTHER ASSETS
Prepaid pension costs                                                           5,208               5,061
Goodwill                                                                       70,268              66,599
Other intangibles                                                              41,334              42,466
Other noncurrent assets                                                         7,198               7,887
                                                                            ---------           ---------
     Total other assets                                                       124,008             122,013
                                                                            ---------           ---------
          Total Assets                                                      $ 434,339           $ 410,879
                                                                            =========           =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                           $  32,600           $  32,600
Accounts payable                                                               43,176              37,582
Accrued income taxes                                                            5,570                 488
Accrued interest                                                                4,606               3,038
Advance deposits                                                               19,477              21,210
Other                                                                          36,171              36,862
                                                                            ---------           ---------
     Total current liabilities                                                141,600             131,780
Long-term debt                                                                332,346             332,334
Reserve for postretirement benefits                                            15,131              14,860
Accrued pension costs                                                           5,463               4,700
Other long-term liabilities                                                     6,530               6,468
                                                                            ---------           ---------
     Total liabilities                                                        501,070             490,142
SHAREHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, no shares issued
Common stock, $.01 par value; 100,000,000 shares
     authorized and 47,426,600 shares issued                                      474                 474
Additional paid-in capital                                                    106,210             105,522
Less-Treasury stock, at cost, 13,681,250 and 13,743,924 shares               (189,853)           (190,657)
Less-Unearned ESOP shares, at cost, 8,704,851 and 8,751,531 shares           (130,573)           (131,273)
Retained earnings                                                             152,231             141,617
Unamortized restricted stock award                                               (360)                 --
Cumulative translation adjustment                                              (4,860)             (4,946)
                                                                            ---------           ---------
     Total shareholders' equity                                               (66,731)            (79,263)
                                                                            ---------           ---------
     Liabilities and Shareholders' Equity                                   $ 434,339           $ 410,879
                                                                            =========           =========

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                     (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                      MARCH 31
Dollars in thousands, except share data                       1998                 1997
-----------------------------------------------------------------------------------------

Net sales                                                   $ 158,136           $ 136,508
Cost of sales                                                 106,340              90,948
                                                            ---------           ---------
     Gross profit                                              51,796              45,560

Selling and marketing expenses                                  6,914               5,626
General and administrative expenses                            11,584               9,260
Engineering expenses                                            6,438               5,997
Amortization expense                                            2,105               2,135
                                                            ---------           ---------
     Total operating expenses                                  27,041              23,018
                                                            ---------           ---------

     Income from operations                                    24,755              22,542

Other income and expenses
   Interest expense                                             7,373               6,871
   Other (income) expense, net                                   (131)                (48)
                                                            ---------           ---------
     Income before income taxes                                17,513              15,719

     Income taxes                                               6,655               6,130
                                                            ---------           ---------
          Net income                                        $  10,858           $   9,589
                                                            =========           =========

Earnings Per Common Share
   Basic                                                    $     .43           $     .34
   Diluted                                                  $     .42           $     .34
                                                            =========           =========

Weighted Average Shares Outstanding (in thousands)
   Basic                                                       24,962              28,552
   Diluted                                                     25,669              28,552
                                                            =========           =========

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                     (UNAUDITED)
                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
Dollars in thousands                                                          1998               1997
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                  $ 10,858           $  9,589
Adjustments to reconcile net income to cash provided by operations
     Depreciation and amortization                                             6,384              6,201
     Provision for ESOP contribution                                           1,188                755
     Other                                                                       100
     Changes in operating assets and liabilities
         Accounts receivable                                                 (11,327)            (5,693)
         Inventories                                                          (3,941)             2,510
         Accounts payable                                                      5,407              1,213
         Accrued income taxes                                                  5,038              4,260
         Accrued liabilities                                                    (443)            (1,942)
         Other assets and liabilities                                           (797)               454
                                                                            --------           --------
              Net cash provided by operating activities                       12,467             17,347

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, and
        cost of acquired business                                             (9,229)            (4,409)
                                                                            --------           --------
         Net cash used for investing activities                               (9,229)            (4,409)

FINANCING ACTIVITIES
     Net proceeds from revolving credit arrangements                             120             37,020
     Net repayments of other borrowings                                         (135)
     Debt issuance fees                                                                          (2,017)
     Purchase of treasury stock                                                                 (44,000)
     Cash dividends                                                             (244)              (281)
     Proceeds from exercise of stock options                                     544
                                                                            --------           --------
         Net cash provided by (used for) financing activities                    285             (9,278)

Effect of changes in currency exchange rates                                      33               (292)
                                                                            --------           --------
     Increase in cash                                                          3,556              3,368
         Cash, beginning of period                                               836                618
                                                                            --------           --------
         Cash, end of period                                                $  4,392           $  3,986
                                                                            ========           ========

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                   (UNAUDITED)


1.   BUSINESS

Westinghouse Air Brake Company (the "Company") is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company's products, which are sold to both the original equipment manufacturer market and the aftermarket, are intended to enhance safety, improve productivity and reduce maintenance costs for its customers. The Company's products include electronic controls and monitors, air brakes, couplers, door controls, draft gears and brake shoes. The Company's primary manufacturing operations are in the United States and Canada, and the Company's revenues have been primarily from North America. The Company's customer base consists of freight transportation (railroad) companies, locomotive and freight car original equipment manufacturers, transit car builders and public transit systems.

2.   ACCOUNTING POLICIES

     BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission and include the accounts of Westinghouse Air Brake Company and its majority owned subsidiaries ("WABCO"). These condensed interim financial statements do not include all of the information and footnotes required for complete financial statements. In management's opinion, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified, where necessary, to conform to the current period presentation.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in WABCO's Annual Report on Form 10-K for the year ended December 31, 1997.


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

     EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income applicable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding adjusted for the assumed conversion of all dilutive securities (such as employee stock options).

     OTHER COMPREHENSIVE INCOME

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the quarters ending March 31, 1998 and 1997 was $10.9 million and $9.1 million, respectively.

3.   ACQUISITIONS

Effective July 31, 1997, the Company acquired 100% of the stock of H.P. s.r.l. ("HP"), an Italian company, for a total purchase price of $5.8 million, that included the assumption of $2.3 million in debt. HP is located in Sassuolo, Italy and is a leading supplier of door controls for transit rail cars and buses in the Italian market. The acquisition was accounted for under the purchase method.

Effective May 1, 1997, the Company purchased Stone Safety Service Corporation and Stone U.K. Limited ("Stone"), a supplier of transit air conditioning equipment, from Enprotech Corporation, a subsidiary of Itochu International. Stone is located in New Jersey and England. On June 27, 1997, the Company acquired the heavy rail air conditioning business of Thermo King Corporation ("Thermo King"), a subsidiary of Westinghouse Electric. The Thermo King purchase included certain inventory, equipment and drawings. The aggregate purchase price for the Stone and Thermo King acquisitions was approximately $7.7 million. The acquisitions were accounted for under the purchase method.

The results of operations for these acquisitions are included in the Company's financial statements since the date of the applicable transaction. The effect of the acquisitions is not material to the consolidated financial position or results of operations of the Company.

4.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

                                       MARCH 31    DECEMBER 31
Dollars in thousands                       1998           1997
--------------------------------------------------------------
Raw materials                           $28,744       $27,395
Work-in-process                          29,267        26,640
Finished goods                           15,863        15,262
                                        -------      --------
    Total inventory                     $73,874       $69,297
--------------------------------------------------------------

5.   RESTRICTED STOCK AWARD

In February 1998, the Company granted 15,000 shares of restricted common stock to an officer. The shares vest according to a vesting schedule over the next three years. The grant date market value totaled $372,000 and is being amortized to expense over the vesting period. Unamortized compensation is recorded as a separate component of shareholders' equity.

6.   EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                               THREE MONTHS
                                              ENDED MARCH 31
In thousands, except per share                 1998      1997
---------------------------------------------------------------
BASIC EARNINGS PER SHARE
   Net income applicable
     to common shareholders                 $10,858    $9,589
   Divided by
     Weighted average shares                 24,962    28,552
       outstanding

   Basic earnings per share                    $.43      $.34
---------------------------------------------------------------

DILUTED EARNINGS PER SHARE
   Net income applicable
     to common shareholders                 $10,858    $9,589
   Divided by sum of
     Weighted average shares
        Outstanding                          24,962    28,552
     Conversion of dilutive
       stock options                            707
                                            -------   -------
     Diluted shares outstanding              25,669    28,552

   Diluted earnings per share                  $.42      $.34
---------------------------------------------------------------

Options to purchase 2.3 million shares of common stock were outstanding in the first three months of 1997, but were not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares.

7.   SUBSEQUENT EVENT

In April 1998, the Company acquired 100% of the stock of RFS(E) Limited ("RFS") of Doncaster, South Yorkshire, England, for $10.0 million. RFS is a leading provider of vehicle overhaul, conversion and maintenance services to Britain's railway industry. RFS had revenue of approximately $27.5 million for its most recent fiscal year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Company's Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 1997 Annual Report on Form 10-K.

OVERVIEW

Westinghouse Air Brake Company ("WABCO") is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company's primary manufacturing operations are in the United States and Canada and revenues have historically been predominantly from North America. In recent years, the proportion of international sales has increased significantly, in line with the Company's strategy to expand its business outside North America.

The Company's customer base consists of freight transportation companies, locomotive and freight car original equipment manufacturers, transit car builders and public transit systems.

WABCO's strategy for growth is focused on using technological advancements to develop new products, expanding the range of after-market products and services, and penetrating international markets. In addition, management continually evaluates acquisition opportunities that meet the Company's criteria and complement WABCO's operating strategies and product offerings.

         FIRST QUARTER 1998 VERSUS FIRST QUARTER 1997

SUMMARY RESULTS OF OPERATIONS

                               THREE MONTHS ENDED
Dollars in thousands,               MARCH 31
                              ---------------------  PERCENT
   except per share                1998       1997    CHANGE
--------------------------------------------------------------
Net income                      $10,858     $9,589     13.2
Diluted earnings per share          .42        .34     23.5
Net sales                       158,136    136,508     15.8
Income from operations           24,755     22,542      9.8
Earnings before interest,
   taxes, depreciation
   and amortization              31,270     28,791      8.6
Gross margin                       32.8%      33.4%     nm
--------------------------------------------------------------
nm - not meaningful


Net income for the first three months of 1998 increased $1.3 million, or 13.2%, compared with the same period a year ago. Earnings per share increased 23.5% to $.42 per diluted share. Net sales were $158.1 million for the first quarter of 1998, reflecting a 15.8% increase compared to the year-earlier period. The higher revenue base reflects the benefits associated with acquisitions and a strong original equipment manufacturer market. Operating income and earnings before interest, taxes, depreciation and amortization increased in the comparison primarily due to revenue growth and related gross margins.

A number of significant events occurred in the past twelve months that impacted the Company's results of operations and financial condition including:

o The Company completed several acquisitions that complement and enhance the mix of existing products and markets. Acquisitions completed during the second half of 1997 were Stone Safety Service Corporation, Stone U.K. Limited, Thermo King Corporation's heavy rail business, H.P. s.r.l. and the rail products division of Sloan Valve. Revenues from those operations totaled $10.1 million in the first three months of 1998 and accounted for 47% of the overall sales increase in the period-to-period comparison.

o In March 1997, an agreement was reached with one of the Company's major shareholders, Scandinavian Incentive Holding B.V. ("SIH"), whereby the Company repurchased 4 million shares of its common stock held by SIH for $44 million, or $11 per share, plus $2 million in fees.

     NET SALES

The following table sets forth, for the period indicated, the Company's net sales by market:
                                         THREE MONTHS ENDED
                                              MARCH 31
                                        -----------------------
Dollars in thousands                        1998        1997
---------------------------------------------------------------
Electronics                              $10,584     $23,093
Freight Car                               64,667      44,910
Transit                                   49,983      37,345
Locomotive                                12,135      11,598
Friction & Other                          20,767      19,562
                                        --------    --------
     Net sales                          $158,136    $136,508
---------------------------------------------------------------

Net sales for the first quarter of 1998 increased $21.6 million, or 15.8%, to $158.1 million. Increased volumes in the Freight Car business, reflecting a strong original equipment manufacturer market that benefited from 17,000 new freight car deliveries compared with 14,000 a year ago, and in the Transit business, primarily as a result of acquisitions completed in the past year that generated $10.1 million in sales, were partially offset by lower sales in the Electronics business. In the prior year period, Electronics sales benefited from a federal mandate that certain monitoring equipment be installed in trains by July 1997.

     GROSS PROFIT

Gross profit increased 13.6% to $51.8 million in the first three months of 1998 compared to $45.6 million in the year-earlier period. Gross margin, as a percentage of sales, was 32.8% and 33.4% in the comparison. Gross margin is dependent on a number of factors including sales volume and product mix. Incremental revenue from acquisitions within the Transit business at lower margins contributed to the lower margins in the quarter-to-quarter comparison.

     OPERATING EXPENSES

                                THREE MONTHS ENDED
                                     MARCH 31
                               ---------------------  PERCENT
Dollars in thousands               1998       1997     CHANGE
--------------------------------------------------------------
Selling and marketing            $6,914     $5,626     22.9
General and administrative       11,584      9,260     25.1
Engineering                       6,438      5,997      7.4
Amortization                      2,105      2,135     (1.4)
                                -------    -------
   Total operating expenses     $27,041    $23,018     17.5
--------------------------------------------------------------
nm - not meaningful

Total operating expenses as percentage of net sales were 17.1% in the first quarter of 1998 compared with 16.9% a year ago. Total operating expenses increased $4.0 million in the period-to-period comparison primarily reflecting the effect of acquisitions completed in 1997. Incremental expenses from acquired businesses totaled $1.5 million. In addition, higher operating expenses reflect costs associated with Year 2000 compliant computer software and other computer system upgrades, overall tax improvement studies and certain strategic initiatives including expanded international marketing activities and additional engineering efforts associated with new product development.

     INCOME FROM OPERATIONS

Operating income totaled $24.8 million in first three months of 1998 compared with $22.5 million a year ago. Higher operating income reflects higher sales volume and related gross profit.

     INTEREST EXPENSE

Interest expense increased $.5 million to $7.4 million for the first quarter of 1998, primarily due to funding costs associated with repurchases of common stock and acquisitions, principally offset by debt repayments.

     INCOME TAXES

The provision for income taxes increased $.5 million to $6.7 million in the first three months of 1998 compared with the same period of 1997. The effective tax rate declined to 38.0% in the first quarter of 1998 from 39.0% a year ago, resulting from additional benefits of a Foreign Sales Corporation due to increased export sales and lower overall state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and long-term borrowings. WABCO's operations generated cash flow totaling $12.5 million in the first quarter of 1998 and $17.3 million a year ago. The decline in operating cash flow was primarily due to higher accounts receivable associated with increased sales growth. Gross capital expenditures were $5.3 million and $4.4 million in the first three months of 1998 and 1997, respectively. The majority of capital expenditures reflect spending for replacement equipment and as well as increased capacity and efficiency. The Company expects capital expenditures in 1998, exclusive of acquisitions, to approximate $28 million.

The following table sets forth outstanding indebtedness and average interest rates at March 31, 1998. The revolving credit note and term loan interest rates are variable and dependent on market conditions. Interest on the note payable related to the Pulse acquisition has clauses which can vary the interest rate paid.

                                                       MARCH 31
Dollars in thousands                                       1998
----------------------------------------------------------------
Revolving credit notes, 7.51%, due
   January 2001                                        $101,000
Term loan, 7.71%                                        145,500
Senior notes, 9.375%, due June 2005                     100,000
Note payable-Pulse acquisition, 9.5%, due January
   2004                                                  16,990
Other                                                     1,456
                                                       --------
                                                        364,946
   Less--current portion                                 32,600
                                                       --------
                                                       $332,346
---------------------------------------------------------------

The Company's revolving credit and term loan borrowings have been made pursuant to a credit agreement, as amended (the Credit Agreement), with a consortium of commercial banks. The Credit Agreement provides for up to $140 million of revolving credit loans, including letters of credit, and provided $170.6 million of term loans, of which $145.5 million was outstanding at March 31, 1998.

Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the Credit Agreement, will be adequate to make payments of principal and interest on debt, including the Notes, to make required contributions to the ESOP, to permit anticipated capital expenditures, and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company's sources of funds were insufficient to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place.

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

FORWARD-LOOKING STATEMENTS

From time to time, in this report and in other written reports and oral statements, references are made to expectations regarding future performance of the Company. Examples include, but are not limited to, statements as to expectations, beliefs and strategies, future earnings, revenue growth, and sales expansion opportunities. These "forward-looking statements," are based on currently available competitive, financial and economic data and the Company's operating plans, but they are inherently uncertain. Investors must recognize that events could turn out to be significantly different from what is expected. Differences from expectations in the factors listed below, among others, could affect the Company's financial performance in the future and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. These factors, which include changes in both domestic and global assumptions and expectations are, among others: overall economic conditions; interest rates; demand for services in the freight and passenger rail industry; consolidations in the rail industry; demand for the Company's products and services; product mix; gains and losses in market share; demand for freight cars, locomotives, passenger transit cars and buses; industry demand for faster and more efficient braking equipment; continued outsourcing by the Company's customers; governmental funding for some of the Company's customers; future regulation/deregulation of the Company's customers and/or the rail industry; successful research and development; success in developing, marketing and delivering new products; the Company's ability to complete expected sales; cancellation of orders; labor stability; integration of recent acquisitions; completion of additional acquisitions; changes in expected level of capital expenditures; continued bank financing; warranty claims; environmental laws; lawsuits; and other factors identified within this Form 10-Q and other filings with the Securities and Exchange Commission. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. 27 "Financial Data Schedule" as of and for the three months ended March 31, 1998 is filed herewith.

There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTINGHOUSE AIR BRAKE COMPANY

                               By: /s/ ROBERT J. BROOKS
                                   ------------------------------------
                                   Robert J. Brooks
                                   Chief Financial Officer

                               Date:   May 8, 1998