Form 10-K/A
period 1997-12-31
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1998-06-29
CIK 943452

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 1-13782

                         WESTINGHOUSE AIR BRAKE COMPANY
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                25-1615902
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.)

           1001 AIR BRAKE AVENUE
     WILMERDING, PENNSYLVANIA 15148                     (412) 825-1000
(Address of principal executive offices)         (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           (Title of Class)               (Name of Exchange on which registered)
           ----------------               --------------------------------------
 COMMON STOCK, PAR VALUE $.01 PER SHARE            NEW YORK STOCK EXCHANGE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE






This Amendment to Form 10-K is being filed to amend Exhibit 99 thereto. The full text of Exhibit 99 is set forth in this Amendment to Form 10-K.









================================================================================

                                    SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Westinghouse Air Brake Company


                                         By /s/ ROBERT J. BROOKS
                                            -----------------------
                                                Robert J. Brooks
                                            Chief Financial Officer






June 29, 1998