Form 10-Q
period 1998-06-30
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1998-08-07
CIK 943452

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

                  For the quarterly period ended JUNE 30, 1998

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

         As of August 1, 1998, 33,842,938 shares of Common Stock of the registrant were issued and outstanding, of which 8,642,611 shares were unallocated ESOP shares.


================================================================================

                                TABLE OF CONTENTS




                                                                                                            Page
                                                                                                          ---------
              PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements
                 Condensed Consolidated Balance Sheet as of June 30, 1998 and
                    December 31, 1997                                                                         3
                 Condensed Consolidated Statement of Operations for the three
                    and six months ended June 30, 1998 and 1997                                               4
                 Condensed Consolidated Statement of Cash Flows for the
                     six months ended June 30, 1998 and 1997                                                  5
                 Notes to Condensed Consolidated Financial Statements                                         6


Item 2.       Management's Discussion and Analysis of Financial Position and
                 Results of Operations                                                                        8


              PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders                                            12

Item 6.       Exhibits and Reports on Form 8-K                                                               12

              Signatures                                                                                     13

                         WESTINGHOUSE AIR BRAKE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                                                   (UNAUDITED)
                                                                                                     JUNE 30    DECEMBER 31
Dollars in thousands, except share data                                                                 1998           1997
-----------------------------------------------------------------------------------------------------------------------------
                                                ASSETS
      CURRENT ASSETS
      Cash                                                                                         $   5,095       $    836
      Accounts receivable                                                                            107,444         91,438
      Inventories                                                                                     84,872         69,297
      Other                                                                                           17,848         18,928
                                                                                                  ---------------------------
           Total current assets                                                                      215,259        180,499

      Property, plant and equipment                                                                  202,822        186,534
      Accumulated depreciation                                                                       (86,681)       (78,167)
                                                                                                  ---------------------------
           Property, plant and equipment, net                                                        116,141        108,367
      OTHER ASSETS
      Prepaid pension costs                                                                            5,334          5,061
      Goodwill                                                                                        74,919         66,599
      Other intangibles                                                                               40,333         42,466
      Other noncurrent assets                                                                          5,453          7,887
                                                                                                  ---------------------------
           Total other assets                                                                        126,039        122,013
                                                                                                  ---------------------------
                Total Assets                                                                        $457,439       $410,879
                                                                                                  ===========================

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
      Current portion of long-term debt                                                              $15,000        $32,600
      Accounts payable                                                                                44,372         37,582
      Accrued income taxes                                                                             3,983            488
      Accrued interest                                                                                 1,233          3,038
      Advance deposits                                                                                18,946         21,210
      Other                                                                                           41,899         36,862
                                                                                                  ---------------------------
           Total current liabilities                                                                 125,433        131,780
      Long-term debt                                                                                 361,239        332,334
      Reserve for postretirement benefits                                                             15,420         14,860
      Accrued pension costs                                                                            5,337          4,700
      Other long-term liabilities                                                                      6,601          6,468
                                                                                                  ---------------------------
           Total liabilities                                                                         514,030        490,142
      SHAREHOLDERS' EQUITY
      Preferred stock, 1,000,000 shares authorized, no shares issued                                       -              -
      Common stock, $.01 par value; 100,000,000 shares
           authorized and 47,426,600 shares issued                                                       474            474
      Additional paid-in capital                                                                     106,831        105,522
      Less-Treasury stock, at cost, 13,602,709 and  13,743,924 shares                               (188,648)      (190,657)
      Less-Unearned ESOP shares, at cost, 8,658,171 and 8,751,531 shares                            (129,872)      (131,273)
      Retained earnings                                                                              160,956        141,617
      Unamortized restricted stock award                                                                (294)             -
      Cumulative translation adjustment                                                               (6,038)        (4,946)
                                                                                                  ---------------------------
           Total shareholders' equity                                                                (56,591)       (79,263)
                                                                                                  ===========================
           Liabilities and Shareholders' Equity                                                     $457,439       $410,879
                                                                                                  ===========================



         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                (UNAUDITED)                    (UNAUDITED)
                                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                   JUNE 30                        JUNE 30
Dollars in thousands, except share data                                      1998          1997              1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                  $172,052      $138,066          $330,188      $274,574
Cost of sales                                                               117,005        91,163           223,345       182,111
                                                                        ---------------------------     ----------------------------
     Gross profit                                                            55,047        46,903           106,843        92,463

Selling and marketing expenses                                                7,154         6,108            14,068        11,734
General and administrative expenses                                          12,719         9,719            24,303        18,979
Engineering expenses                                                          7,016         6,318            13,454        12,315
Amortization expense                                                          2,074         1,974             4,179         4,109
                                                                        ---------------------------     ----------------------------
     Total operating expenses                                                28,963        24,119            56,004        47,137
                                                                        ---------------------------     ----------------------------

     Income from operations                                                  26,084        22,784            50,839        45,326

Other income and expenses
   Interest expense                                                           7,525         7,613            14,898        14,484
   Other (income) expense, net                                                 (312)         (108)             (443)         (156)
                                                                        ---------------------------     ----------------------------
     Income before income taxes                                              18,871        15,279            36,384        30,998

Income taxes                                                                  7,171         5,959            13,826        12,089
                                                                        ---------------------------     ----------------------------
     Income before extraordinary item                                        11,700         9,320            22,558        18,909

Loss on extinguishment of debt, net of tax                                   (2,730)                         (2,730)
                                                                        ---------------------------     ----------------------------
     Net income                                                              $8,970        $9,320           $19,828       $18,909
                                                                        ===========================     ============================

Basic Earnings Per Common Share
   Income before extraordinary item                                            $.47          $.38              $.90          $.71
   Extraordinary item, net                                                     (.11)                           (.11)
                                                                        ---------------------------     ----------------------------
     Net Income                                                                $.36          $.38              $.79          $.71
                                                                        ===========================     ============================

Diluted Earnings Per Common Share
   Income before extraordinary item                                            $.45          $.37              $.88          $.71
   Extraordinary item, net                                                     (.11)                           (.11)
                                                                        ---------------------------     ----------------------------
     Net Income                                                                $.34          $.37              $.77          $.71
                                                                        ===========================     ============================

Weighted Average Shares Outstanding (in thousands)
   Basic                                                                     25,096        24,670            25,007        26,602
   Diluted                                                                   25,837        24,911            25,733        26,681
                                                                        ---------------------------     ----------------------------







         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                                            (UNAUDITED)
                                                                                                         SIX MONTHS ENDED
                                                                                                              JUNE 30
Dollars in thousands                                                                                     1998          1997
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                              $19,828       $18,909
Adjustments to reconcile net income to cash provided by operations
     Depreciation and amortization                                                                       12,999        12,148
     Provision for ESOP contribution                                                                      2,455         1,866
     Extraordinary item                                                                                   2,730
     Other                                                                                                  323          (337)
     Changes in operating assets and liabilities
         Accounts receivable                                                                             (8,228)          800
         Inventories                                                                                    (10,270)        4,360
         Accounts payable                                                                                 2,853         2,382
         Accrued income taxes                                                                             4,787        (1,606)
         Accrued liabilities                                                                             (6,312)       (4,551)
         Other assets and liabilities                                                                      (539)         (616)
                                                                                                    ----------------------------
              Net cash provided by operating activities                                                  20,626        33,355

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                                                     (14,405)      (11,698)
     Acquisitions of businesses                                                                         (14,114)       (7,730)
                                                                                                    ----------------------------
         Net cash used for investing activities                                                         (28,519)      (19,428)

FINANCING ACTIVITIES
     Net proceeds from term and revolving credit arrangements                                            12,598        44,470
     Net repayments of other borrowings                                                                    (315)       (9,100)
     Debt issuance fees                                                                                    (978)          404
     Purchase of treasury stock                                                                                       (46,068)
     Cash dividends                                                                                        (489)         (523)
     Proceeds from exercise of stock options                                                              1,647
                                                                                                    ----------------------------
         Net cash provided by (used for) financing activities                                            12,463       (10,817)

Effect of changes in currency exchange rates                                                               (311)         (759)
                                                                                                    ----------------------------
     Increase in cash                                                                                     4,259         2,351
         Cash, beginning of period                                                                          836           618
                                                                                                    ----------------------------
         Cash, end of period                                                                             $5,095        $2,969
                                                                                                    ============================




         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                   (UNAUDITED)


1.   BUSINESS

Westinghouse Air Brake Company (the "Company") is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company's products, which are sold to both the original equipment manufacturer market and the aftermarket, are intended to enhance safety, improve productivity and reduce maintenance costs for its customers. The Company's products include electronic controls and monitors, air brakes, couplers, door controls, draft gears and brake shoes. The Company's primary manufacturing operations are in the United States and Canada, and the Company's revenues have been primarily from North America. The Company's customer base consists of freight transportation (railroad) companies, locomotive and freight car original equipment manufacturers (OE), transit car builders and public transit systems.

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

     OTHER COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income
(loss) consists entirely of foreign currency translation adjustments. Total comprehensive income for the second quarter ending June 30, 1998 and 1997 was $7.8 million and $9.3 million respectively, and for the six months ending June 30, 1998 and 1997 was $18.7 million and $18.4 million respectively.

     RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value and the changes in fair value be recorded currently in earnings unless specific hedge accounting criteria are met. Statement No. 133 is effective for fiscal years beginning after June 15, 1999, and accordingly, the Company anticipates adopting this standard January 1, 2000.

Historically, the Company has had a relatively low amount of transactions that are hedging transactions. Had the Company adopted this standard currently, the effect on the results of operations, financial condition and liquidity would not be significant.

3.   ACQUISITIONS

In April 1998, the Company acquired 100% of the stock of RFS (E) Limited ("RFS") of Doncaster, South Yorkshire, England, for $10.0 million including the assumption of certain debt. RFS is a leading provider of vehicle overhaul, conversion and maintenance services to Britain's railway industry and had revenue of approximately $27.5 million for its most recent fiscal year. The acquisition was accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired of approximately $4.0 million was allocated to goodwill.

In April 1998, the Company completed the acquisition of the transit coupler product line of Hadady Corporation. The total investment was for approximately $4.6 million and was accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill.

In July 1997, the Company acquired 100% of the stock of H.P. s.r.l. ("HP"), an Italian company, for a total purchase price of $5.8 million, including the assumption of certain debt. HP is a leading supplier of door controls for transit rail cars and buses in the Italian market.

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

4.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

                                        JUNE 30    DECEMBER 31
Dollars in thousands                       1998          1997
---------------------------------------------------------------
Raw materials                           $39,371       $27,395
Work-in-process                          29,242        26,640
Finished goods                           16,259        15,262
                                      -------------------------
    Total inventory                     $84,872       $69,297
---------------------------------------------------------------

5.   RESTRICTED STOCK AWARD

In February 1998, the Company granted 15,000 shares of restricted common stock to an officer. The shares vest according to a vesting schedule over the next 32 months. The grant date market value totaled $372 thousand and is being amortized to expense over the vesting period. Unamortized compensation is recorded as a separate component of shareholders' equity.

6.   EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                    THREE MONTHS      SIX MONTHS ENDED
                                    ENDED JUNE 30         JUNE 30
In thousands, except per share      1998     1997      1998      1997
----------------------------------------------------------------------
BASIC EARNINGS PER SHARE
   Income, before
     extraordinary item,
     applicable to common
       shareholders               $11,700   $9,320   $22,558   $18,909
   Divided by
     Weighted average shares
       outstanding                 25,096   24,670    25,007    26,602

   Basic earnings per share,
    before extraordinary item        $.47     $.38      $.90      $.71
----------------------------------------------------------------------


DILUTED EARNINGS PER SHARE
   Income, before
   extraordinary
     item, applicable to
     common
       shareholders               $11,700   $9,320   $22,558   $18,909
   Divided by sum of
     Weighted average shares
       outstanding                 25,096   24,670    25,007    26,602
     Conversion of dilutive
       stock options                  741      241       726        79
                                  ------------------------------------
   Diluted shares outstanding      25,837   24,911    25,733    26,681

   Diluted earnings per
       share, before
       extraordinary item            $.45     $.37      $.88      $.71
----------------------------------------------------------------------

7.   NEW CREDIT FACILITY

On June 30, 1998, the Company refinanced its credit agreement with a consortium of commercial banks. The new agreement provides for an aggregate facility of $310 million, consisting of $170 million of term loans and up to $140 million of revolving loans, with interest rates based on several options, including LIBOR and prime. The new agreement extended the final maturity dates until December 2003 for both the term and revolving loans, provides for a more level principal payment schedule and more flexibility for business acquisitions and capital expenditures. At June 30, 1998, the Company had available borrowing capacity of approximately $26 million.

In connection with the new 1998 Refinanced Credit Agreement, the Company wrote off approximately $4.4 million of previously capitalized costs relating to the previous credit agreement. This resulted in a net of tax charge of $2.7 million or $.11 per share in the period ended June 30, 1998, which has been reflected as an extraordinary item.

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

               SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

SUMMARY RESULTS OF OPERATIONS

                                     THREE MONTHS
Dollars in thousands                 ENDED JUNE 30
                                 ---------------------  PERCENT
  except per share                   1998       1997    CHANGE
----------------------------------------------------------------
Income before extraordinary item   $11,700     $9,320     25.5
Diluted earnings per share,
   before extraordinary item          $.45       $.37     21.6
Extraordinary item, net of tax      (2,730)                 nm
Net income                           8,970     $9,320     (3.8)
Diluted earnings per share            $.34       $.37     (8.1)
Net sales                          172,052    138,066     24.6
Income from operations              26,084     22,784     14.5
Earnings before interest,
   taxes, depreciation
   and amortization                 33,011     28,839     14.5
----------------------------------------------------------------
nm - not meaningful

Income before extraordinary item increased $2.4 million or 25.5% due to the effect of increased sales, particularly in the Freight Car market and the effect of sales from operations acquired since last year. Net sales were $172.1 million for the second quarter of 1998, reflecting a $34.0 million, or 24.6%, increase compared to the year-earlier period. The higher revenue base reflects the benefits associated with acquisitions and a strong Freight OE and aftermarket. Both Operating income and Earnings before interest, taxes, depreciation and amortization increased primarily due to revenue growth and related gross margins. Because of the $2.7 million extraordinary charge to write-off certain previously capitalized debt issuance costs in the second quarter of 1998, relative to the refinanced credit facility, Net income decreased $.4 million, compared with the same period a year ago.

Several events occurred in the comparative period that impacted the Company's results of operations and financial condition including:

o The Company completed several acquisitions that complement and enhance the mix of existing products and markets. Acquisitions completed during the past year were RFS(E), Ltd. , H.P. s.r.l., the transit coupler product line of Hadady Corporation and the rail products division of Sloan Valve. Incremental revenues in the second quarter of 1998 from these operations acquired totaled $16.3 million and accounted for 48% of the overall sales increase in the period-to-period comparison.

o In June 1998, the Company refinanced its credit agreement and wrote-off previously deferred financing costs of approximately $2.7 million ($.11 per share) , net of income tax, reported as a non-cash, non-recurring, extraordinary item.

          NET SALES

The following table sets forth, for the period indicated, the Company's net sales by market:

                                          THREE MONTHS ENDED
                                                JUNE 30
                                        -----------------------
Dollars in thousands                      1998        1997
---------------------------------------------------------------
Electronics                              $13,447     $22,206
Freight Car                               71,770      43,117
Transit                                   46,861      42,659
Locomotive                                20,662      12,233
Friction & Other                          19,312      17,851
                                        -----------------------
   Net sales                            $172,052    $138,066
---------------------------------------------------------------

Net sales for the second quarter of 1998 increased $34.0 million, or 24.6%, to $172.1 million. Increased volumes in the Freight Car business reflect a strong original equipment manufacturer market that benefited from 19,000 new freight car deliveries compared with 11,000 a year ago, the acquisition of RFS(E), Ltd., and a strong aftermarket. The Locomotive business, also benefited from the recent acquisition of RFS. These increases were partially offset by lower sales in the Electronics business, where in the prior year period, product sales benefited from a federal mandate that certain monitoring equipment be installed in trains by July 1997.

          GROSS PROFIT

Gross profit increased 17.4% to $55.0 million in the second quarter of 1998 compared to $46.9 million in the year-earlier period. Gross margin, as a percentage of sales, was 32.0% as compared to 34.0%. Gross margin is dependent on a number of factors including sales volume and product mix. Incremental revenue from recent acquisitions at lower margins increased gross profit, was the primary reason for the lower margins in the quarter-to-quarter comparison.

          OPERATING EXPENSES

                                    THREE MONTHS
                                    ENDED JUNE 30
                               ---------------------  PERCENT
Dollars in thousands              1998       1997    CHANGE
--------------------------------------------------------------
Selling and marketing            $7,154     $6,108     17.1
General and administrative       12,719      9,719     30.9
Engineering                       7,016      6,318     11.0
Amortization                      2,074      1,974      5.1
                               ---------------------
   Total operating expenses     $28,963    $24,119     20.1
--------------------------------------------------------------

Total operating expenses as a percentage of net sales were 16.8% in the second quarter of 1998 compared with 17.5% a year ago. Total operating expenses increased $4.8 million in the period-to-period comparison, in part, reflecting the effect of acquisitions completed in 1997 and 1998. Incremental expenses from acquired businesses totaled $1.4 million. In addition, higher operating expenses reflect costs associated with computer system upgrades which includes Year 2000 compliant computer software totaled $1.2 million and the remainder was for certain strategic initiatives including expanded international marketing activities and additional engineering efforts associated with new product development.

          INCOME FROM OPERATIONS

Operating income totaled $26.1 million in second quarter of 1998 compared with $22.8 million a year ago. Higher operating income results from higher sales volume and related higher gross profit.

          INCOME TAXES

The provision for income taxes increased $1.2 million to $7.2 million in the second quarter of 1998 compared with the same period of 1997. The effective tax rate declined to 38% in the second quarter of 1998 from 39% a year ago, resulting from additional benefits through our foreign sales corporation and lower overall state taxes.

SIX MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1997

SUMMARY RESULTS OF OPERATIONS


                                     SIX MONTHS ENDED
Dollars in thousands                     JUNE 30
                                   --------------------  PERCENT
   except per share                   1998       1997    CHANGE
----------------------------------------------------------------
Income before extraordinary         $22,558    $18,909
   item                                                   19.3
Diluted earnings per share,
   before extraordinary item           $.88       $.71    23.9
Extraordinary item, net of tax       (2,730)                nm
Net income                           19,828     18,909     4.9
Diluted earnings per share             $.77       $.71     8.5
Net sales                           330,188    274,574    20.3
Income from operations               50,839     45,326    12.2
Earnings before interest,
   taxes, depreciation
   and amortization                  64,281     57,630    11.5
-------------------------------- ---------- ---------- ---------
nm - not meaningful

Income before extraordinary item for the six month period ending June 30, 1998 increased $3.6 million, or 19.3%, compared with the same period a year ago. Net sales were $330.2 million for the six month period ending June 30, 1998, reflecting a $55.6 million, or 20.3%, increase compared to the year-earlier period. The higher revenue base reflects the benefits associated with acquisitions and a strong Freight OE and aftermarket. Operating income and earnings before interest, taxes, depreciation and amortization increased in the comparison primarily due to revenue growth and related gross margins. Because of the $2.7 million extraordinary charge to write-off certain previously capitalized debt issuance costs in the second quarter of 1998, relative to the refinanced credit facility, Net income increased $.9 million, compared with the same period a year ago.

A number of events have occurred in the past eighteen months that impacted the Company's results of operations and financial condition including:

o The Company completed several acquisitions that complement and enhance the mix of existing products and markets. Acquisitions completed during this timeframe were RFS(E), Ltd., Stone Safety Service Corporation, Stone U.K. Limited, Thermo King Corporation's heavy rail business, H.P. s.r.l., the transit coupler product line of Hadady Corporation and the rail products division of Sloan Valve. Incremental revenues from these acquired businesses in the six months ended June 30, 1998, totaled $28.1 million and accounted for 51% of the overall sales increase in the period-to-period comparison.
o In June 1998, the Company refinanced its credit agreement and wrote-off previously deferred financing costs of approximately $2.7 million ($.11 per share) , net of income tax, reported as a non-cash, non-recurring, extraordinary item.
o In March 1997, the Company repurchased 4 million shares of its common stock held by a major shareholder for $44 million, or $11 per share.

     NET SALES

The following table sets forth, for the period indicated, the Company's net sales by market:
                                           SIX MONTHS ENDED
                                                JUNE 30
                                        -----------------------
Dollars in thousands                       1998        1997
---------------------------------------------------------------
Electronics                              $24,031     $45,299
Freight Car                              136,437      88,027
Transit                                   96,844      79,994
Locomotive                                32,797      23,831
Friction & Other                          40,079      37,423
                                        -----------------------
     Net sales                          $330,188    $274,574
---------------------------------------------------------------

Net sales for the six month period ending June 30, 1998 increased $55.6 million, or 20.3%, to $330.2 million. Increased volumes in the Freight Car business reflect a strong original equipment manufacturer market and aftermarket. Increases in the Transit and Locomotive markets primarily represent results of acquired operations. These increases were partially offset by lower sales in the Electronics business, where in the prior year period, product sales benefited from a federal mandate that certain monitoring equipment be installed in trains by July 1997.

     GROSS PROFIT

Gross profit increased 15.6% to $106.8 million in the six month period ending June 30, 1998 compared to $92.5 million in the year-earlier period. Gross margin, as a percentage of sales, was 32.4% as compared to 33.7%. Gross margin is dependent on a number of factors including sales volume and product mix. Incremental revenue from recent acquisitions at lower margins increased gross profit, was the primary reason for the lower margins in the period to period comparison.

     OPERATING EXPENSES

                                 SIX MONTHS ENDED
                                      JUNE 30
                               ---------------------   PERCENT
Dollars in thousands               1998       1997     CHANGE
---------------------------------------------------------------
Selling and marketing           $14,068    $11,734     19.9
General and administrative       24,303     18,979     28.1
Engineering                      13,454     12,315      9.2
Amortization                      4,179      4,109      1.7
                               ---------------------
   Total operating expenses     $56,004    $47,137     18.8
---------------------------------------------------------------

Total operating expenses as percentage of net sales were 17.0% in the six month period ending June 30, 1998 compared with 17.2% a year ago. Total operating expenses increased $8.9 million in the period-to-period comparison. Incremental expenses from acquired businesses totaled $2.9 million or 32.6% of the increase. In addition, higher operating expenses reflect $1.7 million in third party costs associated with computer system upgrades which includes Year 2000 compliant computer software and the remainder was for certain strategic initiatives including expanded international marketing activities and additional engineering efforts associated with new product development.

     INCOME FROM OPERATIONS

Operating income totaled $50.8 million in the six month period ending June 30, 1998 compared with $45.3 million a year ago. Higher operating income results from higher sales volume and related higher gross profit.

     INTEREST EXPENSE

Interest expense increased $.4 million to $14.9 million for the six month period ending June 30, 1998, primarily from funding costs associated with repurchases of common stock and acquisitions, partially offset by debt repayments.

     INCOME TAXES

The provision for income taxes increased $1.7 million to $13.8 million for the six month period ending June 30, 1998 compared with the same period of 1997. The effective tax rate declined to 38% in the six month period ending June 30, 1998 from 39% a year ago, resulting from additional benefits through our foreign sales corporation and lower overall state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and long-term borrowings. WABCO's operations generated cash flow totaling $20.6 million in the six month period ending June 30, 1998 and $33.4 million a year ago. Working capital increased due to higher accounts receivable associated with increased sales growth and increased inventory levels to support sales growth. Gross capital expenditures were $14.4 million and $11.7 million in the first six months of 1998 and 1997, respectively. The majority of capital expenditures reflect spending for replacement equipment and facilities for increased capacity and efficiency. The Company expects capital expenditures in 1998, exclusive of acquisitions, to approximate $28 million.

The following table sets forth outstanding indebtedness and average interest rates at June 30, 1998. The revolving credit note and term loan interest rates are variable and dependent on market conditions. Interest on the note payable related to the Pulse acquisition has clauses which can vary the interest rate paid.

                                                        JUNE 30
Dollars in thousands                                     1998
----------------------------------------------------------------
Revolving credit notes, 7.53%, due
   December 2003                                        $88,000
Term loan, 7.65%                                        170,000
Senior notes, 9.375%, due June 2005                     100,000
Note payable-Pulse acquisition, 9.5%, due January
   2004                                                  16,990
Other                                                     1,249
                                                     -----------
       Total                                            376,239
   Current portion                                       15,000
                                                     -----------
   Long-term portion                                   $361,239
----------------------------------------------------------------

On June 30, 1998, the Company refinanced its credit agreement with a consortium of commercial banks. The new agreement provides for an aggregate facility of $310 million, consisting of $170 million of term loans and up to $140 million of revolving loans, as well as interest rates that are based on several options, including LIBOR and prime and includes letters of credit and swingline loans which reduce the amount of credit available. The new agreement extended the final maturity dates until December 2003 for both the term and revolving loans, provides for a more level principal payment schedule and more flexibility for business acquisitions and capital expenditures. At June 30, 1998, the Company had available borrowing capacity of approximately $26 million.

Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the Credit Agreement, will be adequate to make payments of principal and interest on debt, including the Notes, to make required contributions to the ESOP, to permit anticipated capital expenditures, and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company's sources of funds were insufficient to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing under terms that may be less favorable than the current bank credit agreement.

EFFECT OF YEAR 2000

The Company has information system improvement initiatives under way which include both new computer hardware and software applications. The new system is expected to be operational by late 1998 and will be year 2000 compliant. The majority of the expenditures incurred for hardware and purchased software related to this project are capitalized and amortized over their estimated useful lives. Other costs, such as training and advisory consulting, are expensed as incurred. These expenditures are not expected to have a significant impact on the Company's future results of operations or financial position.

FORWARD-LOOKING STATEMENTS

From time to time, in this report and in other written reports and oral statements, references are made to expectations regarding future performance of the Company. Examples include, but are not limited to, statements as to expectations, beliefs and strategies, future earnings, revenue growth, and sales expansion opportunities. These "forward-looking statements" are based on currently available competitive, financial and economic data and the Company's operating plans, but they are inherently uncertain. Investors must recognize that events could turn out to be significantly different from what is expected. Differences from expectations in the factors listed below, among others, could affect the Company's financial performance in the future and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. These factors, which include changes in both domestic and global assumptions and expectations are, among others: overall economic conditions; interest rates; demand for services in the freight and passenger rail industry; consolidations in the rail industry; demand for the Company's products and services; product mix; gains and losses in market share; demand for freight cars, locomotives, passenger transit cars and buses; industry demand for faster and more efficient braking equipment; continued outsourcing by the Company's customers; governmental funding for some of the Company's customers; future regulation/deregulation of the Company's customers and/or the rail industry; successful research and development; success in developing, marketing and delivering new products; the Company's ability to complete expected sales; cancellation of orders; labor stability; integration of recent acquisitions; completion of additional acquisitions; changes in expected level of capital expenditures; continued bank financing; warranty claims; environmental laws; lawsuits; and other factors identified within this Form 10-Q and other filings with the Securities and Exchange Commission. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held May 26, 1998. Four matters were considered and voted upon at the Annual Meeting: the election of two persons to serve as directors, the adoption of the 1998 Employee Stock Purchase Plan, an amendment to the 1995 Stock Incentive Plan and ratification of the appointment of Arthur Andersen LLP as independent public accountants to audit the financial statements of the Company and its subsidiaries for the 1998 fiscal year.

Nominations of James P. Kelley and James C. Huntington, Jr. to serve as directors for a term expiring 2001 were considered and ultimately approved.

                                                          Broker
                          Votes       Votes     Votes     Non-
Nominee                   For         Against   Withheld  Votes
----------------------------------------------------------------
James P. Kelly            28,027,066     -      208,394     -
James C. Huntington, Jr.  28,022,365     -      213,095     -


Other matters were considered and ultimately approved.

                                                            Broker
                           Votes       Votes     Votes      Non-
                           For         Against   Abstained  Votes
------------------------------------------------------------------
1998 Employee Stock
   Purchase Plan adoption  24,171,702  106,098      8,385      -
1995 Stock Incentive Plan
   amendment               23,521,916  744,969     19,299      -
Arthur Andersen LLP
   as auditors             28,144,622   83,393      7,445      -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. 27 "Financial Data Schedule" as of and for the six months ended June 30, 1998 is filed herewith.

There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WESTINGHOUSE AIR BRAKE COMPANY

                                             By: /s/ ROBERT J. BROOKS
                                                 -------------------------------
                                                     Robert J. Brooks
                                                     Chief Financial Officer

                                              Date: August 7, 1998