Form 10-Q
period 1998-09-30
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1998-11-06
CIK 943452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

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


         As of October 19, 1998, 33,875,883 shares of Common Stock of the registrant were issued and outstanding, of which 8,595,931 shares were unallocated ESOP shares.

                                TABLE OF CONTENTS




                                                                                       Page
                                                                                       ----
                PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements
                   Condensed Consolidated Balance Sheet as of September 30,
                      1998 and December 31, 1997                                         3
                   Condensed Consolidated Statement of Operations for the three
                      and nine months ended September 30, 1998 and 1997                  4
                    Condensed Consolidated Statement of Cash Flows for the
                       nine months ended September 30, 1998 and 1997                     5
                   Notes to Condensed Consolidated Financial Statements                  6


Item 2.         Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                 9


                PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                        13

                Signatures                                                              14

                         WESTINGHOUSE AIR BRAKE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                         (UNAUDITED)
                                                                        SEPTEMBER 30    DECEMBER 31
Dollars in thousands, except share data                                         1998           1997
--------------------------------------------------------------------------------------------------------
                                                 ASSETS
CURRENT ASSETS
Cash                                                                       $   9,833      $     836
Accounts receivable                                                          110,880         91,438
Inventories                                                                   88,371         69,297
Other                                                                         18,750         18,928
                                                                           ---------      ---------
     Total current assets                                                    227,834        180,499

Property, plant and equipment                                                209,625        186,534
Accumulated depreciation                                                     (90,175)       (78,167)
                                                                           ---------      ---------
     Property, plant and equipment, net                                      119,450        108,367
OTHER ASSETS
Prepaid pension costs                                                          5,405          5,061
Goodwill                                                                      79,090         66,599
Other intangibles                                                             39,389         42,466
Other noncurrent assets                                                        5,374          7,887
                                                                           ---------      ---------
     Total other assets                                                      129,258        122,013
                                                                           ---------      ---------
          Total Assets                                                     $ 476,542      $ 410,879
                                                                           =========      =========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                          $  15,000      $  32,600
Accounts payable                                                              48,745         37,582
Accrued income taxes                                                           6,439            488
Accrued interest                                                               3,382          3,038
Customer deposits                                                             20,275         21,210
Other                                                                         36,555         36,862
                                                                           ---------      ---------
     Total current liabilities                                               130,396        131,780
Long-term debt                                                               364,758        332,334
Reserve for postretirement benefits                                           15,659         14,860
Accrued pension costs                                                          4,187          4,700
Other long-term liabilities                                                    6,536          6,468
                                                                           ---------      ---------
     Total liabilities                                                       521,536        490,142
SHAREHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, no shares issued                    --             --
Common stock, $.01 par value; 100,000,000 shares
     authorized and 47,426,600 shares issued                                     474            474
Additional paid-in capital                                                   107,343        105,522
Less-Treasury stock, at cost,  13,566,378 and  13,743,924 shares            (188,134)      (190,657)
Less-Unearned ESOP shares, at cost, 8,611,491 and 8,751,531 shares          (129,172)      (131,273)
Retained earnings                                                            171,557        141,617
Unamortized restricted stock award                                              (228)            --
Cumulative translation adjustment                                             (6,834)        (4,946)
                                                                           ---------      ---------
     Total shareholders' equity                                              (44,994)       (79,263)
                                                                           =========      =========
     Liabilities and Shareholders' Equity                                  $ 476,542      $ 410,879
                                                                           =========      =========


         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                              (UNAUDITED)                   (UNAUDITED)
                                                          THREE  MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30                  SEPTEMBER 30
Dollars in thousands, except share data                     1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------------
Net sales                                              $ 160,476      $ 142,761      $ 490,664      $ 417,335
Cost of sales                                            109,142         97,202        332,487        279,313
                                                       ---------      ---------      ---------      ---------
     Gross profit                                         51,334         45,559        158,177        138,022

Selling and marketing expenses                             7,747          6,594         21,815         18,328
General and administrative expenses                        9,713          8,906         34,016         27,885
Engineering expenses                                       6,999          6,019         20,453         18,334
Amortization expense                                       1,694          2,004          5,873          6,113
                                                       ---------      ---------      ---------      ---------
     Total operating expenses                             26,153         23,523         82,157         70,660
                                                       ---------      ---------      ---------      ---------

     Income from operations                               25,181         22,036         76,020         67,362

Other income and expenses
   Interest expense                                        7,386          7,700         22,284         22,184
   Other (income) expense, net                               302           (150)          (141)          (306)
                                                       ---------      ---------      ---------      ---------
     Income before income taxes                           17,493         14,486         53,877         45,484


Income taxes                                               6,647          5,650         20,473         17,739
                                                       ---------      ---------      ---------      ---------
     Income before extraordinary item                     10,846          8,836         33,404         27,745

Loss on extinguishment of debt, net of tax                                              (2,730)
                                                       ---------      ---------      ---------      ---------
     Net income                                        $  10,846      $   8,836      $  30,674      $  27,745
                                                       =========      =========      =========      =========

Basic Earnings Per Common Share
   Income before extraordinary item                    $     .43      $     .36      $    1.33      $    1.07
   Extraordinary item, net                                                                (.11)
                                                       ---------      ---------      ---------      ---------
     Net Income                                        $     .43      $     .36      $    1.22      $    1.07
                                                       =========      =========      =========      =========

Diluted Earnings Per Common Share
   Income before extraordinary item                    $     .42      $     .35      $    1.30      $    1.06
   Extraordinary item, net                                                                (.11)
                                                       ---------      ---------      ---------      ---------
     Net Income                                        $     .42      $     .35      $    1.19      $    1.06
                                                       =========      =========      =========      =========

Weighted Average Shares Outstanding (in thousands)
   Basic                                                  25,197         24,808         25,046         25,997
   Diluted                                                25,696         25,282         25,696         26,235
                                                       ---------      ---------      ---------      ---------



         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                              (UNAUDITED)
                                                                              NINE MONTHS
                                                                           ENDED SEPTEMBER 30
Dollars in thousands                                                       1998          1997
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                             $ 30,674      $ 27,745
Adjustments to reconcile net income to cash provided by operations
     Depreciation and amortization                                       19,294        18,181
     Provision for ESOP contribution                                      3,462         3,278
     Extraordinary item                                                   2,730
     Other                                                                  661        (1,337)
     Changes in operating assets and liabilities
         Accounts receivable                                            (10,979)       (6,730)
         Inventories                                                    (12,981)        5,550
         Accounts payable                                                 6,781        (1,181)
         Accrued income taxes                                             7,400        (2,162)
         Accrued liabilities                                             (8,146)        3,542
         Other assets and liabilities                                    (3,647)        2,392
                                                                       --------      --------
              Net cash provided by operating activities                  35,249        49,278

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                     (22,333)      (16,694)
     Acquisitions of businesses                                         (19,314)      (13,492)
                                                                       --------      --------
         Net cash used for investing activities                         (41,647)      (30,186)

FINANCING ACTIVITIES
     Net proceeds from term and revolving credit arrangements            14,895        23,987
     Net proceeds from (payments of) other borrowings                       (71)        2,100
     Debt issuance fees                                                  (1,037)
     Purchase of treasury stock, including fees                                       (46,068)
     Cash dividends                                                        (734)         (765)
     Proceeds from exercise of stock options                              2,094         2,460
                                                                       --------      --------
         Net cash provided by (used for) financing activities            15,147       (18,286)

Effect of changes in currency exchange rates                                248        (1,168)
                                                                       --------      --------
     Increase (decrease) in cash                                          8,997          (362)
         Cash, beginning of period                                          836           618
                                                                       --------      --------
         Cash, end of period                                           $  9,833      $    256
                                                                       ========      ========


         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

     OTHER COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income
(loss) consists entirely of foreign currency translation adjustments. Total comprehensive income for the third quarter ending September 30, 1998 and 1997 was $10.1 million and $8.7 million respectively, and for the nine months ending September 30, 1998 and 1997 was $28.8 million and $27.1 million respectively.

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

3.   ACQUISITIONS

In April 1998, the Company acquired 100% of the stock of RFS (E) Limited ("RFS") of Doncaster, South Yorkshire, England, for approximately $10.0 million including the assumption of certain debt. RFS is a leading provider of vehicle overhaul, conversion and maintenance services to Britain's railway industry and had revenue of approximately $27.5 million for its most recent fiscal year. The acquisition was accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired of approximately $4.0 million was allocated to goodwill.

In April 1998, the Company completed the acquisition of the transit coupler product line of Hadady Corporation. The total investment was for approximately $4.6 million and was accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill.

On July 30, 1998, the Company purchased assets of Lokring Corporation of California for $5.1 million in cash and in addition, the assumption of certain liabilities. Lokring develops, manufactures and markets patented connectors and sealing products for railroad and other industries, and had approximately $10 million in revenue for the fiscal year 1997. The acquisition was accounted for under the purchase method and the excess of the purchase price over the fair value of the net assets acquired of approximately $5.3 million was allocated to goodwill.

4.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

                                 SEPTEMBER 30      DECEMBER 31
Dollars in thousands                 1998              1997
--------------------------------------------------------------
Raw materials                     $39,306           $27,395
Work-in-process                    30,972            26,640
Finished goods                     18,093            15,262
                                  -------           -------
    Total inventory               $88,371           $69,297
--------------------------------------------------------------

5.   RESTRICTED STOCK AWARD

In February 1998, the Company granted 15,000 shares of restricted common stock to an officer. The shares vest according to a vesting schedule over the next 29 months. The grant date market value totaled $372 thousand and is being amortized to expense over the vesting period. Unamortized compensation is recorded as a separate component of shareholders' equity.

6.   EARNINGS PER SHARE

The computation of earnings per share is as follows:

                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30       SEPTEMBER 30
In thousands, except per share     1998      1997     1998      1997
--------------------------------------------------------------------
BASIC EARNINGS PER SHARE
   Income, before
     extraordinary
     item, applicable to
     common
     shareholders               $10,846    $8,836  $33,404   $27,745
   Divided by
     Weighted average shares
       outstanding               25,197    24,808   25,046    25,997

   Basic earnings per
     share, before
     extraordinary item            $.43      $.36    $1.33     $1.07
--------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
   Income, before
     extraordinary
     item, applicable to
     common
     shareholders               $10,846    $8,836  $33,404   $27,745
   Divided by sum of
     Weighted average shares
       outstanding               25,197    24,808   25,046    25,997
     Conversion of dilutive
       stock options                499       474      650       238
                                -------   -------  -------   -------
   Diluted shares outstanding    25,696    25,282   25,696    26,235

   Diluted earnings per
       share, before
       extraordinary item          $.42      $.35    $1.30     $1.06
--------------------------------------------------------------------

7.   NEW CREDIT FACILITY

In June 1998, the Company refinanced its credit agreement with a consortium of commercial banks. On October 2, 1998, the Company obtained an amendment for an additional $40 million term loan. In the aggregate, the refinanced credit facility, as amended, is $350 million which consists of $210 million of term loans and up to $140 million of revolving loans, and also includes interest rates that are based on several options, including LIBOR and prime and provides for letters of credit and swingline loans that reduce the amount of credit available. The new agreement also extends the final maturity dates until December 2003 for both the term and revolving loans, provides for a more level principal payment schedule and more flexibility for business acquisitions and capital expenditures. At September 30, 1998, the Company had available borrowing capacity of approximately $24 million.

In connection with the June 1998 Refinanced Credit Agreement, the Company wrote off approximately $4.4 million of previously capitalized costs relating to the previous credit agreement. This resulted in a net of tax charge of $2.7 million or $.11 per share in the period ended June 30, 1998, which has been reflected as an extraordinary item.

8.    SUBSEQUENT EVENT

On October 5, 1998, the Company purchased the railway electronics business (Rockwell Railroad Electronics) of Rockwell Collins, Inc., a wholly owned subsidiary of Rockwell International Corporation for approximately $80 million in cash. The purchase was financed by obtaining; additional term debt of $40 million through an amendment to the Company's existing credit facility, an unsecured bank loan of $30 million and through available borrowing capacity. Rockwell Railroad Electronics (RRE) is a leading manufacturer and supplier of mobile electronics (display and positioning systems), data communications, and electronic braking systems for the railroad industry and its operations are in the United States. Revenues of the acquired business for its September 1998 year end is expected to approximate $45 million. The acquisition will be accounted for under the purchase accounting method.

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

                THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

SUMMARY RESULTS OF OPERATIONS

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30
                                              -------------------      PERCENT
Dollars in thousands except per share            1998        1997      CHANGE
--------------------------------------------------------------------------------
Net income                                    $10,846      $8,836       22.7
Diluted earnings per share                        .42         .35       20.0
Net sales                                     160,476     142,761       12.4
Income from operations                         25,181      22,036       14.3
Earnings before interest,
   taxes, depreciation
   and amortization                            31,174      28,219       10.5
--------------------------------------------------------------------------------

Net income increased 2.0 million or 22.7% due to the effect of increased sales, particularly in the Freight Car market and the effect of sales from operations acquired since last year. Net sales were $160.5 million for the third quarter of 1998, reflecting a $17.7 million, or 12.4%, increase compared to the year-earlier period. The higher revenue base reflects the benefits associated with acquisitions and a strong Freight OE and aftermarket. Both operating income and earnings before interest, taxes, depreciation and amortization increased primarily due to revenue growth and related gross margins.

Several events occurred in the comparative period that impacted the Company's results of operations and financial condition including:

o The Company completed several acquisitions that complement and enhance the mix of existing products and markets. Acquisitions completed during the past year were Lokring Corporation, RFS(E),Ltd., the transit coupler product line of Hadady Corporation, the rail products division of Sloan Valve, the Italian transit company H. P. s.r.l., and the heavy rail air conditioning business of Thermo King Corporation. Incremental revenues from these operations totaled $12.3 million and accounted for 69% of the overall sales increase in the period-to-period comparison.

     NET SALES

The following table sets forth, for the period indicated, the Company's net sales by market:

                                           THREE MONTHS ENDED
                                              SEPTEMBER 30
                                           ------------------
Dollars in thousands                         1998        1997
-------------------------------------------------------------
Electronics                               $11,660     $16,629
Freight Car                                67,857      53,502
Transit                                    48,937      43,172
Locomotive                                 14,020      11,441
Friction & Other                           18,002      18,017
                                          -------    --------
     Net sales                           $160,476    $142,761

Net sales for the third quarter of 1998 increased $17.7 million, or 12.4%, to $160.5 million. Increased volumes in the Freight Car business reflect a strong original equipment manufacturer market that benefited from 18,000 freight car deliveries compared with 12,000 a year ago, the acquisition of RFS(E), Ltd., and a strong aftermarket. The Locomotive business also benefited from the recent acquisition of RFS.

     GROSS PROFIT

Gross profit increased 12.7% to $51.3 million in the third quarter of 1998 compared to $45.6 million in the year-earlier period. Gross margin, as a percentage of sales, was 32%, similar to that of the same quarter last year. Gross margin is dependent on a number of factors including sales volume and product mix. Higher sales volumes, as a percentage of total sales in the Freight Car business offset by incremental revenue from recent acquisitions at lower margins contributed to stable overall margins in the comparison.

     OPERATING EXPENSES

                                 THREE MONTHS ENDED
                                    SEPTEMBER 30
                                 ------------------    PERCENT
Dollars in thousands                1998       1997    CHANGE
----------------------------------------------------------------
Selling and marketing             $7,747     $6,594     17.5
General and administrative         9,713      8,906      9.1
Engineering                        6,999      6,019     16.3
Amortization                       1,694      2,004    (15.5)
                                 -------    -------
   Total operating expenses      $26,153    $23,523     11.2
------------------------------- ---------- ---------- ----------

Total operating expenses as a percentage of net sales was 16.3% in the third quarter of 1998 compared with 16.5% a year ago. Total operating expenses increased $2.6 million in the period-to-period comparison, reflecting the effect of acquisitions completed in 1997 and 1998. Incremental expenses from acquired businesses totaled $1.6 million. In addition, higher operating expenses reflect costs associated with computer system upgrades which includes Year 2000 compliant computer software and certain strategic initiatives including expanded international marketing activities and additional engineering efforts associated with new product development. Amortization expense was lower in the third quarter 1998 due to the write off of previously capitalized bank financing fees in June 1998, however, amortization will increase in the future due to goodwill associated with the recent acquisition of the railway electronics business of Rockwell Collins, Inc.

     INCOME FROM OPERATIONS

Operating income totaled $25.2 million in third quarter of 1998 compared with $22.0 million a year ago. Higher operating income results from higher sales volume and related higher gross profit.

     INCOME TAXES

The provision for income taxes increased $1.0 million to $6.6 million in the third quarter of 1998 compared with the same period of 1997. The effective tax rate dropped to 38% in the third quarter of 1998 from 39% a year ago, resulting from additional benefits through our foreign sales corporation and lower overall effective state tax rates.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

SUMMARY RESULTS OF OPERATIONS


                                         NINE MONTHS ENDED
                                           SEPTEMBER 30
                                        -------------------   PERCENT
Dollars in thousands except per share      1998       1997    CHANGE
----------------------------------------------------------------------
Income before extraordinary item        $33,404    $27,745     20.4
Diluted earnings per share,
   before extraordinary item               1.30       1.06     22.6
Extraordinary item, net of tax           (2,730)                 nm
Net income                               30,674     27,745     10.6
Diluted earnings per share                 1.19       1.06     12.3
Net sales                               490,664    417,335     17.6
Income from operations                   76,020     67,362     12.9
Earnings before interest,
   taxes, depreciation
   and amortization                      95,455     85,849     11.2
----------------------------------------------------------------------
nm - not meaningful

Income before extraordinary item for the nine month period ending September 30, 1998 increased $5.7 million, or 20.4%, compared with the same period a year ago. Net sales were $490.7 million for the nine month period ending September 30, 1998, reflecting a $73.3 million, or 17.6%, increase compared to the year-earlier period. The higher revenue base reflects the benefits associated with acquisitions and a strong Freight OE and aftermarket. Operating income and earnings before interest, taxes, depreciation and amortization increased in the comparison primarily due to revenue growth and related gross margins. Because of the $2.7 million extraordinary charge to write-off certain previously capitalized debt issuance costs in the second quarter of 1998 related to the refinanced credit facility, net income increased only $2.9 million, compared with the same period a year ago.

A number of events have occurred over the comparative period that impacted the Company's results of operations and financial condition including:

o The Company completed several acquisitions that complement and enhance the mix of existing products and markets. Acquisitions completed during this timeframe were Lokring Corporation, RFS(E),Ltd., the transit coupler product line of Hadady Corporation, Stone Safety Service Corporation, Stone U.K. Limited, the Italian transit company H.P. s.r.l., the rail products division of Sloan Valve and the heavy rail air conditioning business of Thermo King Corporation. Incremental revenues from these operations in the nine months ended September 30, 1998, totaled $38.7 million and accounted for 53% of the overall sales increase in the period-to-period comparison.

o In June 1998, the Company refinanced its credit agreement and wrote-off previously deferred financing costs of approximately $2.7 million ($.11 per share), net of income tax, which has been reported as an extraordinary item.

o In March 1997, the Company repurchased 4 million shares of its common stock held by a major shareholder for $44 million plus $2 million in related fees.

     NET SALES

The following table sets forth, for the period indicated, the Company's net sales by market:

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30
                                           ------------------
Dollars in thousands                         1998        1997
----------------------------------------------------------------
Electronics                               $35,691     $61,928
Freight Car                               204,294     141,529
Transit                                   145,781     123,166
Locomotive                                 46,817      35,272
Friction & Other                           58,081      55,440
                                         --------     -------
     Net sales                           $490,664    $417,335
----------------------------------------------------------------

Net sales for the nine month period ending September 30, 1998 increased $73.3 million, or 17.6%, to $490.7 million. Increased volumes in the Freight Car business reflect a strong original equipment manufacturer market, with approximately 55,000 freight cars delivered year to date compared to 37,000 in the same period last year. Increases in the Transit market primarily represent results of acquired operations. These increases were partially offset by lower sales in the Electronics business, where in the prior year period, product sales benefited from a federal mandate that certain monitoring equipment be installed in trains by July 1997.

     GROSS PROFIT

Gross profit increased 14.6% to $158.2 million in the nine month period ending September 30, 1998 compared to $138.0 million in the year-earlier period. Gross margin, as a percentage of sales, was 32.2% as compared to 33.1%. Gross margin is dependent on a number of factors including sales volume and product mix. Incremental revenue from recent acquisitions at lower margins as compared to the Company's historical results, was the primary reason for the lower margins in the period-to-period comparison.

     OPERATING EXPENSES

                                 NINE MONTHS ENDED
                                    SEPTEMBER 30
                                 ------------------    PERCENT
Dollars in thousands                1998       1997    CHANGE
--------------------------------------------------------------
Selling and marketing            $21,815    $18,328     19.0
General and administrative        34,016     27,885     22.0
Engineering                       20,453     18,334     11.6
Amortization                       5,873      6,113     (3.9)
                                 -------    -------
   Total operating expenses      $82,157    $70,660     16.3
--------------------------------------------------------------


Total operating expenses as percentage of net sales were 16.7% in the nine month period ending September 30, 1998 compared with 16.9% a year ago. Total operating expenses increased $11.5 million in the period-to-period comparison. Incremental expenses from acquired businesses totaled $4.5 million or 39% of the increase. In addition, higher operating expenses reflect costs associated with computer system upgrades which includes Year 2000 compliant computer software and for certain strategic initiatives including expanded international marketing activities and additional engineering efforts associated with new product development.

     INCOME FROM OPERATIONS

Operating income totaled $76.0 million in the nine month period ending September 30, 1998 compared with $67.4 million a year ago. Higher operating income results from higher sales volume and related higher gross profit.

     INCOME TAXES

The provision for income taxes increased $2.7 million to $20.5 million for the nine month period ending September 30, 1998 compared with the same period of 1997. The effective tax rate declined to 38% in the nine month period ending September 30, 1998 from 39% a year ago, resulting from additional benefits through our foreign sales corporation and lower overall effective state tax rates.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and long-term borrowings. WABCO's operations generated cash flow totaling $35.2 million in the nine month period ending September 30, 1998 compared to $49.3 million from the prior period. Working capital has increased due to higher accounts receivable and increased inventory levels which are associated with increased sales growth. Gross capital expenditures were $22.3 million and $16.7 million in the first nine months of 1998 and 1997, respectively. The majority of capital expenditures reflect spending for replacement equipment and facilities for increased capacity and efficiency. The Company expects capital expenditures in 1998, exclusive of acquisitions, to approximate $30 million.

The following table sets forth outstanding indebtedness and average interest rates at September 30, 1998. The revolving credit note and term loan interest rates are variable and dependent on market conditions. Interest on the note payable related to the Pulse acquisition can vary with changes to prime.

                                                   SEPTEMBER 30,
Dollars in thousands                                   1998
----------------------------------------------------------------
Revolving credit notes 7.16%,
   due December 2003                                 $91,275
Term loan, 7.25%                                     170,000
Senior notes, 9.375%, due June 2005                  100,000
Note payable-Pulse acquisition, 9.5%, due
   January 2004                                       16,990
Other                                                  1,493
                                                     -------
       Total                                         379,758
   Current portion                                    15,000
                                                     -------
   Long-term portion                                $364,758
----------------------------------------------------------------

In June 1998, the Company refinanced its credit agreement with a consortium of commercial banks. On October 2, 1998, the Company obtained an amendment for an additional $40 million term loan. In the aggregate, the refinanced credit facility, as amended, is $350 million which consists of $210 million of term loans and up to $140 million of revolving loans, and also includes interest rates that are based on several options, including LIBOR and prime and provides for letters of credit and swingline loans which reduce the amount of credit available. The new agreement also extends the final maturity dates until December 2003 for both the term and revolving loans, provides for a more level principal payment schedule and more flexibility for business acquisitions and capital expenditures. At September 30, 1998, the Company had available borrowing capacity of approximately $24 million. After the October 1998 acquisition of the railway electronics business of Rockwell Collins, Inc., available borrowing capacity was reduced by approximately $10 million.

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

EFFECT OF YEAR 2000

The Company has information system improvement initiatives in process that include both new computer hardware and software applications. The new system is expected to be operational by late 1998 and will be year 2000 compliant. The estimated cost of the project is expected to be in the $7 to $10 million range with the majority of costs previously expended.

As with any operation that relies heavily on computer technology, the risk that the Company, its major customers and or its major vendors do not correct year 2000 computer issues, could have an adverse effect on the Company's future results of operations, financial condition and liquidity.

Since the Company's computer systems will be year 2000 compliant in the near term, and management believes its major vendors and customers systems will be year 2000 compliant, it currently has no contingency plans. Should the Company's future evaluation of its systems and the systems of its major vendors and customers prove otherwise, the Company will establish contingency plans as necessary.

The majority of the expenditures incurred for hardware and purchased software related to this project are capitalized and amortized over their estimated useful lives. Other costs, such as training and advisory consulting, are expensed as incurred. These expenditures are not expected to have a significant impact on the Company's future results of operations or financial condition.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. 27 "Financial Data Schedule" as of and for the nine months ended September 30, 1998 is filed herewith.

There was a Current Report filed on Form 8-K on October 20, 1998 for the purpose of reporting the October 5, 1998 acquisition (Item 2) of the railway electronics business of Rockwell Collins, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WESTINGHOUSE AIR BRAKE COMPANY

                                        By:    /s/ ROBERT J. BROOKS
                                               ---------------------------------
                                                   Robert J. Brooks
                                                   Chief Financial Officer

                                             Date: November 6, 1998