Form 10-K
period 1998-12-31
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1999-03-25
CIK 943452

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

MARK ONE

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of
1934
                  For the Fiscal Year Ended December 31, 1998

                                       or

   [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from        to

                         COMMISSION FILE NUMBER 1-13782

                         WESTINGHOUSE AIR BRAKE COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      25-1615902
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

            1001 AIR BRAKE AVENUE                              (412) 825-1000
        WILMERDING, PENNSYLVANIA 15148                (Registrant's telephone number)
   (Address of principal executive offices,
             including zip code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
                --------------                      ------------------------------------
    COMMON STOCK, PAR VALUE $.01 PER SHARE                NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
at least the past 90 days.  Yes   X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

As of February 24, 1999, 33,926,819 shares of Common Stock of the registrant were issued and outstanding, of which 8,533,691 shares were unallocated ESOP shares. The registrant estimates that as of February 24, 1999, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $294.3 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 19, 1999 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.  Business....................................................      2
Item 2.  Properties..................................................      9
Item 3.  Legal Proceedings...........................................     10
Item 4.  Submission of Matters to a Vote of Security Holders.........     10
         Executive Officers of the Company...........................     10

                                   PART II
Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters...................................................     11
Item 6.  Selected Financial Data.....................................     12
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     13
Item     Quantitative and Qualitative Disclosures About Market
  7A.      Risk......................................................     21
Item 8.  Financial Statements and Supplementary Data.................     21
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................     21

                                  PART III
Item     Directors and Executive Officers of the Registrant..........
  10.                                                                     21
Item     Executive Compensation......................................
  11.                                                                     21
Item     Security Ownership of Certain Beneficial Owners and
  12.      Management................................................     21
Item     Certain Relationships and Related Transactions..............
  13.                                                                     21

                                   PART IV
Item     Exhibits, Financial Statement Schedules, and Reports on Form
  14.      8-K.......................................................     22

                                     PART I

ITEM 1. BUSINESS

GENERAL

Westinghouse Air Brake Company is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. We believe that we maintain a market share in North America in excess of 50% for our primary braking related equipment and a significant market share in North America for our other principal products. We also sell our products in Europe, Africa, Australia, South America and Asia. Our major products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers. Our major product offerings include electronic controls and monitors, air brakes, couplers, door controls, draft gears and brake shoes. We aggressively pursue technological advances with respect to both new product development and product enhancements.

All references to "we", "our", "us", the "Company" and "WABCO" refer to Westinghouse Air Brake Company, a Delaware corporation, and its subsidiaries.

INDUSTRY OVERVIEW

Rail traffic, in terms of both freight and passengers, is a key factor underlying the demand for the Company's products. Government investment in public rail transportation also plays a significant role. Additionally, railroads continuously seek to increase the efficiency and productivity of their rail operations in order to improve profitability. We design an array of products to meet this goal and believe that through our products and service offerings, we are well positioned to contribute to and benefit from the railroad industry's drive to improve efficiency and productivity. For example, our end of train device, automated single car tester and electro-pneumatic brake all provide significant cost saving opportunities for our customers.

Demand for North American locomotive and freight car products remains strong due to:

 -- continued growth in revenue ton-miles in the United States (defined as weight times distance traveled by Class 1 railroads), of 1,296 billion in 1997 as compared to 1,067 billion in 1992;

 --  continued strong delivery of new freight cars:
  -- aging freight car fleet, with an average age of 17.8 years in 1997 with approximately 25% over 25 years old; and -- the desire of railroads to gain efficiency improvements from larger, more efficient aluminum cars;

 --  aging locomotive fleet, with more than 52% of the fleet over 17 years old;
     and

 -- newer AC locomotives, which are more powerful and efficient than DC locomotives.

Demand for passenger transit original equipment manufacturer ("OEM") and aftermarket products is driven by:

 -- replacement, building and/or expansion programs by transit authorities; these programs are funded in part by federal and state governments, including the recently reauthorized Intermodal Surface Transportation and Efficiency Act (providing up to $42 billion to be made available, subject to appropriations, for transit-related infrastructure between 1998 and
     2003); and

 --  aging United States passenger transit car fleet, with an average age of
     21.6 years in 1997 as compared to 19.3 years in 1995.

BUSINESS SEGMENTS AND PRODUCTS

Approximately half of our net sales in 1998 were derived from products sold directly to North American OEMs of locomotives, railway freight cars and passenger transit vehicles. The balance of our net sales were generated from the sale of replacement parts, repair services and upgrade work purchased by operators of rail vehicles such as railroads, transit authorities, utilities and leasing companies (collectively, "end-users" or the "aftermarket"). We believe that our substantial installed base of OEM products is a significant competitive advantage in providing products and services in the aftermarket in that end-users will likely purchase our high quality replacement products especially when they are safety and performance related. We believe that we are less adversely affected than our competitors by fluctuations in domestic demand for new railroad vehicles because of our substantial aftermarket and international sales.

Through our business segments, we also provide outsourced value-added services to the railroad and passenger transit aftermarkets, operating 15 service and upgrade sites in North America and the United

Kingdom. Our service and upgrade centers enable us to capitalize on the increased outsourcing of repair business by railroads and transit authorities. Our acquisition in April 1998 of RFS (E), Ltd., a United Kingdom refurbisher of locomotives and freight cars, and the October 1998 acquisition of the railroad service center business of Comet Industries, Inc., have significantly increased our repair and service offerings.

Our products and services are delivered through three principal business segments. Within each group, our new product development programs provide us with an array of product upgrades that strengthen our OEM and aftermarket sales. Our products and services, by business group, include:

RAILROAD GROUP -- Includes products geared to the production of freight cars and locomotives, including braking control equipment and train coupler systems. Revenues are derived principally from OEM and aftermarket sales and to a lesser extent, repairs and services. Revenues from these products, as a percentage of total consolidated revenues, have decreased from 65% in 1996 to 58% in 1998. Specific product lines within the Railroad Group are:

 -- FREIGHT CAR -- We manufacture, sell and service air brake equipment, brake valves, draft gears, hand brakes and slack adjusters for freight cars. Net sales for typical freight cars can vary considerably based upon the type and purpose of the freight platform with articulated or intermodal cars generally having the highest WABCO product content. The Company's traditional freight products include the ABDX Freight Brake Valve, the Mark Series draft gears, hand brakes and slack adjusters, and SAC-1(TM) Articulated Coupler.

 -- LOCOMOTIVE -- We manufacture, sell and service air brake equipment, compressors, air dryers, slack adjusters, brake cylinders, and monitoring and control equipment. Historically, our most significant locomotive products have been the 26-C and 30-A pneumatic control equipment and air-cooled compressors.

 -- ELECTRONICS -- We manufacture, sell and service high-quality electronics for the railroads in the form of on-board systems and braking for locomotives and freight cars. We are an industry leader in insulating or "hardening" electronic components to protect them from severe conditions, including extreme temperatures and high/shock vibration environments. Our new product development effort has focused on electronic technology for brakes and controls, and over the past several years, we introduced a number of significant new products including the EPIC(R) Electronic Brake, PowerLink(TM), compressor aftercoolers, Train Trax(TM), Trainlink(TM), Train Sentry III(R), Fuellink(TM) and Armadillo(TM). Our acquisition of Rockwell's Railroad Electronics division ("Rockwell") in October 1998 significantly strengthened our capabilities by expanding our freight electronic air brake capability and broadening our electronics product line to display and positioning systems, data communications and monitoring products, all in line with the railroads' desire to increase productivity and safety by the application of electronic equipment.

TRANSIT GROUP -- Includes products for passenger transit vehicles (typically subways, rail and busses). Revenues are derived primarily from OEM and aftermarket sales. Revenues from these products, as a percentage of total consolidated revenues, increased to 32% in 1998 from 22% in 1996.

We manufacture, sell and service electronic brake equipment, pneumatic control equipment, air compressors, tread brakes and disc brakes, couplers, collection equipment, overhead electrification, monitoring systems, wheels, climate control and door equipment and other components for passenger transit vehicles. In 1997, we received contracts valued at $150 million to provide equipment for 1,080 passenger transit cars for the Metropolitan Transportation Authority/New York City Transit (the "MTA"). We expect deliveries to commence in the second half of 1999.

Substantially all of our principal passenger transit products are engineered to customer specifications. Consequently, there is less standardization among these products than there is with the Railroad Group products. Because the market for OEM orders has been at a cyclical low during the past several years, we believe the OEM market presents an opportunity for improved growth during the next several years.

MOLDED PRODUCTS GROUP -- We manufacture and sell brake shoes, disc brake pads and other rubber products. Many rubber components produced by this group are used in the manufacturing process by our other business groups. Molded Products Group revenues represent, as a percentage of total consolidated revenues, slightly over 10% for the last three years. Approximately 90% of Molded Products Group's revenue are derived from aftermarket sales.

For additional information on our business segments, see Note 17 to the "Notes to Consolidated Financial Statements" included elsewhere in this report.

STRATEGY

We are committed to enhancing our position as a producer of value-added equipment for the rail industry and will continue to seek ways to increase our content per rail vehicle. Building on our leading market share, strong aftermarket presence and technological leadership, we are pursuing a strategy involving five key elements:

Expand Technology-Driven New Product
  Development and Product Lines

 -- We plan to continue to emphasize research and development to create new and improved products to increase our market share and profitability.

 -- We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board systems as a means of new product growth.

Increase Repair and Upgrade Services

 -- By continuing to leverage our broad product offering and our large installed product base, we intend to expand our presence in the repair and upgrade services market.

 -- We believe our services are more cost effective than, and we offer product upgrades not available in, most independent repair shops.

 -- To capitalize on the growing aftermarket, we are developing and marketing retrofit and upgrade products that serve as a platform for offering additional installation, replacement parts and repair services to customers.

Grow International Presence

 -- We believe that international sales represent a significant opportunity for further growth.

 -- Our net sales outside of the United States and Canada comprised approximately 17% of our net sales for the year ended December 31, 1998, compared to 4% in 1995 (See Note 17 to "Notes to Consolidated Financial Statements"). We intend to increase our existing international sales by:

  -- acquisitions,

  -- direct sales of products through our subsidiaries and licensees; and

  -- forming joint ventures with railway suppliers having a strong presence in their local markets.

Pursue Strategic Acquisitions

 -- We intend to pursue strategic acquisitions that expand our product lines, increase our aftermarket business, increase international sales and increase our technical capabilities.

 -- An integral component of our acquisition strategy is to realize revenue growth and cost savings through the integration of the acquired business.

Further Improve Manufacturing Efficiency and
  Quality

We intend to retain what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. We are dedicated to continuous improvement across all phases of our business through:

 -- our proven Kaizen employee-directed initiatives (a Japanese-developed team concept used to continuously improve quality, lead time and productivity and to reduce costs); and

 -- our total Quality Improvement Program (an ongoing program to continuously improve the manufacturing process by encouraging feedback from work "teams", continuing worker training, statistical engineering, monitoring systems and evaluation of the process); and

 -- the WABCO Performance System model to identify 'lean manufacturing' principles and roadmap to drive customer satisfaction and enterprise value to world class levels.

These efforts enable us to streamline processes, improve product quality and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. We believe our management and employees are appropriately incentivized to carry out our strategy. Management owns approximately 31% of our Common Stock and our employees own Common Stock through an Employee Stock Ownership Plan ("ESOP").

BACKLOG

As of December 31, 1998, the Company had a total backlog of firm orders with an aggregate sales price of approximately $460.9 million, compared to $376.3 million as of December 31, 1997. Of the December 31, 1998 amount, $325.0 million was attributable to passenger transit products, including products for cars deliverable to the MTA, and the balance was attributable to railway and other products. Other than the transit market, backlog is not a significant component of the Company's business, and management believes it is not an important indicator of future business performance. Because of the Company's quick turnaround time, the Company's locomotive and freight customers tend to order products from the Company on an as-needed basis.

With respect to OEM passenger transit products, there is a longer lead-time for car deliveries and, accordingly, the Company carries a larger backlog of orders. The Company's contracts are subject to standard industry cancellation provisions, including cancellations on short notice or upon completion of designated stages, including, without limitation, contracts relating to the MTA. Substantial scope-of-work adjustments are common. For these and other reasons, work in the Company's backlog may be delayed or cancelled and backlog should not be relied upon as an indicator of the Company's future performance.

The railroad industry, in general, has historically been subject to fluctuations due to overall economic conditions and the level of use of alternate methods of transportation. Based upon widely available industry data concerning freight and locomotive OEM backlog and projected 1999 freight car deliveries (that indicate a possible decline from 1998 production), the Company believes demand for its products will remain reasonably strong for the foreseeable future.

ENGINEERING AND DEVELOPMENT

In furtherance of its strategy of using technology to develop new products, the Company is actively engaged in a variety of engineering and development activities. For the fiscal years ended December 31, 1998, 1997 and 1996, the Company incurred costs of approximately $30.4 million, $24.4 million, and $18.2 million, respectively, on product development and improvement activities (exclusive of manufacturing support). Such expenditures represented 4.5%, 4.3%, and 4.0% of net sales for the same periods, respectively. From time to time, the Company conducts specific research projects in conjunction with universities, customers and other railroad product suppliers.

The Company's engineering and development program is largely focused upon new braking technologies, with an emphasis on the application of electronics to traditional pneumatic equipment. Electronic actuation of braking has long been a part of the Company's transit product line but interchangeability, connectivity and durability have presented problems to the industry in establishing electronics in freight railway applications. Efforts are under way to develop the major components of both hard-wired and radio-activated braking equipment.

INTELLECTUAL PROPERTY

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

The Company is a party, as licensor and licensee, to a variety of license agreements. The Company does not believe that any single agreement, other than the SAB License discussed in the following paragraph, is of material importance to its business as a whole.

The Company and SAB WABCO Holdings B.V. ("SAB WABCO") entered into a license agreement (the "SAB License") on December 31, 1993, pursuant to which SAB WABCO granted the Company a license to the intellectual property and know-how related to the manufacturing and marketing of certain disc brakes, tread brakes and low noise and resilient wheel products. SAB WABCO is a Swedish corporation that was a former affiliate of the Company, both having been owned by the same parent prior to 1990. The Company is authorized to manufacture and sell the licensed products in North America (including to OEM manufacturers located outside North America if such licensed products are incorporated into a final product to be sold in North America). SAB WABCO has a right of first refusal to supply the Company with bought-in components of the licensed products on commercially competitive terms. To the extent SAB WABCO files additional patent or trademark applications, or develops additional know-how in connection with the licensed products, such additional intellectual property and know-how are also subject to the SAB License. The Company may, at its expense, request the service of SAB WABCO in manufacturing, installing, testing and maintaining the licensed products and providing customer support. SAB WABCO is entitled to a free, nonexclusive license of the use of any improvements to the licensed products developed by the Company. If any such improvements are patented by the Company, SAB WABCO has the right to request the transfer of such patents upon payment of reasonable compensation therefor; in such cases, the Company is entitled to a free, nonexclusive license to use the patented product. The Company is required to pay a lump sum fee for certain licensed products as well as royalties based on specified percentages of sales. The license expires December 31, 2003, but may be renewed for additional one-year terms.

In connection with the Company's recapitalization in January 1995, the Company and SAB WABCO agreed (i) to use their best efforts to negotiate an agreement to distribute each other's products, (ii) to explore the feasibility of a joint venture to expand into regions where neither is currently represented, (iii) that the SAB License will be amended to include additional disc brake and tread brake technology, (iv) that SAB WABCO will in the future grant to the Company a license for the manufacture and sale of electronic brake equipment that it designs, (v) that SAB WABCO will grant to the Company the right to purchase SAB WABCO's option on 40% of the shares in SAB WABCO de Brasil, and (vi) that the Company will have a right of first refusal to purchase SAB WABCO if prior to December 31, 1999 the current owner decides to sell more than 50% of its interest in SAB WABCO to a third party, subject to certain exceptions. There is no assurance that the Company and SAB WABCO will reach agreement on issues relating to future cooperation or that the Company will be able to acquire SAB WABCO. Accordingly, the Company and SAB WABCO could be competitors in international markets.

CUSTOMERS

A few customers within each business segment represent a significant portion of the Company's net sales; however, no one customer represented more than 10% of the Company's consolidated revenues in 1998. The loss of a few key customers within the Company's Railroad and Transit Group could have an adverse effect on the Company's financial condition, results of operations and liquidity.

COMPETITION

The Company operates in a competitive marketplace. Price competition is strong and the existence of cost conscious purchasers of a limited number has historically limited WABCO's ability to increase prices. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. The Company's principal competitors vary to some extent across its principal product lines. However, within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG (collectively, "NYAB/ Knorr"), is the Company's principal overall OEM competitor. The Company's competition for locomotive, freight and passenger transit service and repair business is primarily from the railroads' and passenger transit authorities' in-house operations and NYAB/Knorr.

EMPLOYEES

As of December 31, 1998, we employed approximately 4,300 employees, approximately 1,200 of whom were unionized. The majority of employees subject to collective bargaining agreements are within North America and these agreements are generally effective through 2001 and 2002.

The majority of non-union employees in the United States (approximately 2,000 employees) participate in the ESOP.

REGULATION

In the course of its operations, the Company is subject to various regulations, agencies and entities. In the United States, these include principally the Federal Railroad Administration ("FRA") and the Association of American Railroads ("AAR").

The FRA administers and enforces federal laws and regulations relating to railroad safety. These regulations govern equipment and safety standards for freight cars and other rail equipment used in interstate commerce.

The AAR promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on railroads in the United States. New products generally must undergo AAR testing and approval processes.

As a result of these regulations and regulations in other countries in which the Company derives its revenues, we must maintain certain certifications as a component manufacturer and for products we sell.

ENVIRONMENTAL MATTERS

We are subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. The Company believes its operations currently comply in all material respects with all of the various environmental laws and regulations applicable to our business; however, there can be no assurance that environmental requirements will not change in the future or that we will not incur significant costs to comply with such requirements.

Under the terms of the purchase agreement and related documents for the 1990 Acquisition, American Standard indemnified the Company for certain items including environmental claims. American Standard has indemnified the Company for any claims, losses, costs and expenses arising from (i) claims made in connection with any of the environmental matters disclosed by American Standard to the Company at the time of the 1990 Acquisition, (ii) any pollution or threat to human health or the environment related to American Standard's (or any previous owner's or operator's) ownership or operation of the properties acquired by WABCO in the 1990 Acquisition, which pollution or threat was caused or arises out of conditions existing prior to the 1990 Acquisition (limited to environmental laws in effect as of December 31, 1991), and (iii) any material claim ("Environmental Claim") alleging potential liability for the release of pollutants or the violation of any federal, state or local laws or regulations relating to pollution or protection of human health or the environment, for which American Standard has retained liability. Such indemnity covers investigatory costs only if the investigation is undertaken pursuant to a larger Environmental Claim and to the extent of American Standard's pro-rata liability for such larger Environmental Claim. American Standard has no obligation to indemnify for investigatory costs incurred by the Company independently or otherwise unrelated to an indemnifiable event. American Standard's indemnification obligations are limited to aggregate amounts in excess of $500,000. The Company has exceeded this deductible.

In addition, American Standard's indemnification obligation with respect to friction product related claims only extends to 50% of the amount claimed, up to a maximum of $14 million (provided liability is asserted directly and solely against the Company's friction products subsidiary, RFPC).

The indemnification obligations with respect to third party claims survive until 2000, except those claims which are timely asserted continue until resolved. If American Standard should be unable to meet its obligations under this indemnity, the Company will be responsible for such items. In the opinion of management, American Standard has the present ability to meet its indemnification obligations.

The Company, through RFPC, has been named, along with other parties, as a potentially responsible party under the North Carolina Inactive Sites Response Act because of an alleged release or threat of release of hazardous substances at the "Old James Landfill" site in Laurinburg, NC. The Company believes that any cleanup costs for which it may be held responsible are covered by (i) the American Standard indemnity discussed above and (ii) an insurance policy for environmental claims provided by Manville Corporation, the former 50% owner of RFPC, in connection with the Company's 1992 acquisition of Manville Corporation's interest in RFPC. Pursuant to the terms of the purchase agreement for the acquisition of Manville Corporation's interest in RFPC, Rocky Mountain International Insurance, Ltd., an affiliate of Manville Corporation, provided an insurance policy to cover any claims, losses, costs and expenses relating to, among other things, environmental liabilities arising from conditions existing at the former Manville site used by RFPC prior to the acquisition (limited to environmental laws in effect as of July 1992).

This insurance policy is the sole remedy for the Company with respect to covered claims. The insurance policy survives until July 2002. Active claims for conditions existing prior to July 1992 will con-tinue to be covered beyond July 2002. The aggregate limit of coverage under the insurance policy provided by Manville Corporation is $12.5 million. The Company has submitted claims and has received recoveries under the policy for costs of clean up imposed on or incurred by the Company in connection with the "Old James Landfill", and Rocky Mountain has acknowledged coverage under the policy, subject to the stated policy exclusions. In addition to the insurance policy provided by Manville Corporation, American Standard's indemnification obligations described above cover 50% of RFPC-related claims. In January 1998, the Company discovered petroleum contaminated soils in the vicinity of the oil-water separator at the Laurinburg facility. The Company has filed a notice of claim requesting coverage under the insurance policy for clean up costs associated with removal of the contaminated soils, which were less than $30,000.

The Company believes that the indemnification agreements and insurance policy referred to above are adequate to cover any potential liabilities during their respective terms arising in connection with the above-described environmental conditions. None of the insurance or indemnification agreements is currently the subject of any dispute.

ITEM 2. PROPERTIES

The following table provides certain summary information with respect to the principal facilities owned or leased by the Company. The Company believes that its facilities and equipment are in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. The Greensburg, PA, Germantown, MD, Niles, IL and Chicago, IL properties are subject to mortgages to secure the Company's indebtedness under the Credit Agreement. The Company's corporate headquarters are located in the Wilmerding, PA site.

                                                                                          APPROXIMATE
        LOCATION                PRIMARY USE              PRIMARY SEGMENT      OWN/LEASE   SQUARE FEET
------------------------------------------------------------------------------------------------------
DOMESTIC
  Wilmerding, PA           Manufacturing/Service      Railroad Group           Own             850,000(1)
  Chicago, IL              Manufacturing              Railroad Group           Own             111,500
  Germantown, MD           Manufacturing/Service      Railroad Group           Own              80,000
  Kansas City, MO          Service Center             Railroad Group           Lease            55,891
  Bossier City, LA         Service Center             Railroad Group           Lease            40,000
  Carson City, NV          Service Center             Railroad Group           Lease            22,000
  Columbia, SC             Service Center             Railroad Group           Lease            12,250
  Chicago, IL              Service Center             Railroad Group           Lease            19,200
  Niles, IL                Manufacturing              Transit Group            Own             355,300
  Spartanburg, SC          Manufacturing/Service      Transit Group            Lease           183,600
  Plattsburgh, NY          Manufacturing              Transit Group            Lease            64,000
  Elmsford, NY             Service Center             Transit Group            Lease            28,000
  Sun Valley, CA           Service Center             Transit Group            Lease             4,000
  Atlanta, GA              Service Center             Transit Group            Lease             1,200
  Laurinburg, NC           Manufacturing              Molded Products Group    Own             105,000
  Greensburg, PA           Manufacturing              Molded Products Group    Own              97,830
  Ball Ground, GA          Manufacturing              Molded Products Group    Lease            30,000
INTERNATIONAL
  Doncaster, UK            Manufacturing/Service      Railroad Group           Own             330,000
  Stoney Creek, Ontario    Manufacturing/Service      Railroad Group           Own             189,170
  Wallaceburg, Ontario     Foundry                    Railroad Group           Own             127,555
  Burlington, Ontario      Manufacturing              Railroad Group           Own              46,209
  Burlington, Ontario      Manufacturing              Railroad Group           Own              28,165
  Winnipeg, Manitoba       Service Center             Railroad Group           Lease            20,000
  St-Laurent, Quebec       Manufacturing              Transit Group            Own             106,000
  Sassuolo, Italy          Manufacturing              Transit Group            Lease            30,000
  Burton on Trent, UK      Manufacturing              Transit Group            Lease            18,000
  Etobicoke, Ontario       Service Center             Transit Group            Lease             3,800
  Wetherill Park, NSW      Manufacturing              Molded Products Group    Lease            73,141
  Schweighouse, France     Manufacturing              Molded Products Group    Lease            30,000
  Tottenham, VIC           Manufacturing              Molded Products Group    Lease            26,910
------------------------------------------------------------------------------------------------------

(1) Approximately 250,000 square feet are currently used in connection with the Company's operations.

The above information does not include certain facilities scheduled to be closed during 1999. Leases on the above facilities are long-term and generally include options to renew.

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

On February 12, 1999, GE Harris Railway Electronics, LLC and GE Harris Railway Electronic Services, LLC (collectively, "GE Harris") brought suit against the Company for alleged patent infringement and unfair competition related to a communications system installed in one of the Company's products. GE Harris is seeking to prohibit the Company from future infringement and is seeking an unspecified amount of money damages to recover, in part, royalties. While this lawsuit is in the earliest stages, the Company believes the technology developed by the Company does not infringe on the GE Harris patents. The Company plans to contest the infringement claims vigorously, in order to present alternative product lines to customers in the rail industry.

From time to time the Company is involved in litigation relating to claims arising out of its operations in the ordinary course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its financial condition, results of operations, or liquidity. The Company historically has not been required to pay any material liability claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1998.

                       EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to executive officers of the Company as of March 2, 1999.

        NAME           AGE   OFFICE WITH THE COMPANY
----------------------------------------------------
William E. Kassling    55    Director, Chairman and
                             Chief Executive Officer
Gregory T. H. Davies   52    Director, President and
                             Chief Operating Officer
Robert J. Brooks       54    Director and Chief
                             Financial Officer
Emilio A. Fernandez    54    Director and Vice
                             Chairman
John M. Meister        51    Executive Vice
                             President and General
                             Manager, Transit
                             Product Group
Timothy J. Logan       46    Vice President,
                             International
George A. Socher       50    Vice President and
                             Corporate Controller
Kevin P. Conner        41    Vice President, Human
                             Resources
Alvaro Garcia-Tunon    46    Vice President and
                             Treasurer
----------------------------------------------------

WILLIAM E. KASSLING has been a director, Chairman and Chief Executive Officer of the Company since the 1990 Acquisition. Mr. Kassling was also President of WABCO from 1990 through February 1998. From 1984 until 1990 he headed the Railway Products Group of American Standard Inc. Between 1980 and 1984 he headed American Standard's Building Specialties Group and between 1978 and 1980 he headed Business Planning for American Standard. Mr. Kassling is a director of Aearo Corporation, Scientific Atlanta, Inc. and Commercial Intertech, Inc.

GREGORY T. H. DAVIES joined the Company in March 1998 as President and Chief Operating Officer and in February 1999 became a director. Mr. Davies was formerly with Danaher Corporation since 1988, where he was Vice President and Group Executive responsible for its Jacobs Vehicle Systems, Delta Consolidated Industries and A.L. Hyde Corporation operating units. Prior to that, he held executive positions at Cummins Engine Company and Ford Motor Company.

ROBERT J. BROOKS has been a director and Chief Financial Officer of the Company since the 1990 Acquisition. From 1986 until 1990 he served as worldwide Vice President, Finance for the Railway Products Group of American Standard. Mr. Brooks is a director of Crucible Materials Corp.

EMILIO A. FERNANDEZ was named Vice Chairman in March 1998. He has been a Director and was Executive Vice President of the Company since the Company's January 1995 acquisition of Pulse Electronics, Inc. which he co-founded in 1975. From 1996 to February 1998 he was Executive Vice President -- Integrated Railway Systems. Mr. Fernandez is a director of PMI, Inc., a private corporation.

JOHN M. MEISTER has been Vice President and General Manager of the Company's Passenger Transit Unit since the 1990 Acquisition. In 1997, he was appointed to the newly created position of Executive Vice President and General Manager, Transit Products Group. From 1985 until 1990 he was General Manager of the passenger transit business unit for the Railway Products Group of American Standard.

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

ALVARO GARCIA-TUNON has been Vice President and Treasurer of the Company since August 1995. From 1990 until August 1995 Mr. Garcia-Tunon was Vice President of Business Development of Pulse Electronics, Inc.

The executive officers are elected annually by the Board of Directors of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S
        COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange. As of February 24, 1999, there were 33,937,528 shares of Common Stock outstanding held by 335 holders of record. The high and low sales price of the shares and dividends paid per share were as follows:

       QUARTER           HIGH       LOW     DIVIDEND
----------------------------------------------------
1998
  Fourth               $24.8125   $19.250     $.01
  Third                 26.7500    17.125      .01
  Second                29.8125    24.000      .01
  First                 29.8125    23.000      .01
----------------------------------------------------
1997
  Fourth               $ 27.875   $21.875     $.01
  Third                  23.125    17.875      .01
  Second                 20.000    12.750      .01
  First                  14.250    12.250      .01
----------------------------------------------------

The Company's Credit Agreement restricts the ability to make dividend payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial information of the Company and has been derived from financial statements audited by Arthur Andersen LLP, independent public accountants. This financial information should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

                                                           YEAR ENDED DECEMBER 31
                                            -----------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS        1998       1997       1996       1995        1994
-------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Net sales.................................  $670,909   $564,441   $453,512   $ 424,959   $347,469
Cost of sales.............................   451,730    378,323    300,163     278,901    229,544
                                            -----------------------------------------------------
  Gross profit............................   219,179    186,118    153,349     146,058    117,925
Operating expenses........................   114,513     96,143     73,631      56,756     44,287
                                            -----------------------------------------------------
  Income from operations..................   104,666     89,975     79,718      89,302     73,638
Interest expense and other, net...........    32,136     29,385     26,070      30,793     11,184
                                            -----------------------------------------------------
  Income before taxes and extraordinary
     item.................................    72,530     60,590     53,648      58,509     62,454
Income taxes..............................    27,561     23,327     20,923      23,402     25,613
                                            -----------------------------------------------------
  Income before extraordinary item........    44,969     37,263     32,725      35,107     36,841
(Loss) on early extinguishment of debt....    (3,315)                           (1,382)
                                            -----------------------------------------------------
  Net income..............................  $ 41,654   $ 37,263   $ 32,725   $  33,725   $ 36,841
                                            =====================================================
DILUTED EARNINGS PER COMMON SHARE
Income before extraordinary item..........  $   1.75   $   1.42   $   1.15   $    1.32   $    .92
Loss on early extinguishment of debt......      (.13)                             (.05)
                                            -----------------------------------------------------
  Net income..............................  $   1.62   $   1.42   $   1.15   $    1.27   $    .92
                                            =====================================================
Cash dividends per share..................  $    .04   $    .04   $    .04   $     .01         --
Weighted average diluted shares
  outstanding.............................    25,708     26,173     28,473      26,639     40,000
                                            -----------------------------------------------------

                                                              AS OF DECEMBER 31
                                            -----------------------------------------------------
                                              1998       1997       1996       1995        1994
                                            -----------------------------------------------------
BALANCE SHEET DATA
Working capital...........................  $ 95,411   $ 48,719   $ 48,176   $  36,674   $ 46,640
Property, plant and equipment, net........   124,981    108,367     95,844      72,758     67,346
Total assets..............................   596,184    410,879    363,236     263,407    187,728
Total debt................................   467,817    364,934    341,690     305,935     78,060
Shareholders' equity (deficit)............   (33,853)   (79,263)   (76,195)   (108,698)    46,797
-------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Westinghouse Air Brake Company was formed in 1990 through the acquisition of the Railway Products Group of American Standard Inc. The Company is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company's primary manufacturing operations are in the United States and Canada and revenues have historically been predominantly from North America. In recent years, the proportion of international sales has increased significantly, in line with the Company's strategy to expand its business outside North America.

The Company's customer base consists of freight transportation companies, locomotive and freight car original equipment manufacturers, transit car builders and public transit systems.

The Company's business is comprised of three principal business segments:
Railroad, Transit and Molded Products. See Note 17 to the "Notes to Consolidated Financial Statements".

The Company's strategy for growth is focused on using technological advancements to develop new products, expanding the range of aftermarket products and services and penetrating international markets. In addition, management continually evaluates acquisition opportunities that meet the Company's criteria and complement the Company's operating strategies and product offerings.

The Company has completed a number of strategic acquisitions since 1995. The following is a summary of these acquisitions:

 -- In October 1998, the Company purchased the railroad electronics business from Rockwell Collins, Inc. ("Rockwell") for a total purchase price of approximately $80.0 million.

 -- In October 1998, the Company purchased the air brake repair business of Comet Industries, Inc. ("Comet") for a total purchase price of approximately $13.2 million.

 -- In July 1998, the Company acquired the assets of Lokring Corporation ("Lokring") for a total purchase price of $5.1 million. The acquired products include a fitting that connects non-welded joints.

 -- In April 1998, the Company completed the acquisition of the transit coupler product line of Hadady Corporation ("Hadady") for a total purchase price of $4.6 million, which included amounts for designs and drawings.

 -- In April 1998, the Company acquired the railway repair business in the United Kingdom of RFS(E) Limited ("RFS(E)") for a total purchase price of approximately $10.0 million.

 -- In October 1997, the Company purchased the rail products business and related assets of Sloan Valve Company ("Sloan") for $2.5 million. The acquired products included slack adjusters, angle cocks and retainer valves.

 -- During July 1997, the Company acquired 100% of the stock of HP s.r.l. ("HP") for a total purchase price of $5.8 million, which included the assumption of $2.3 million in debt. HP s.r.l. is a leading supplier of door controls for transit rail cars and buses in the Italian market.

 -- In May 1997, the Company purchased Stone Safety Services Corporation and Stone U.K. Limited (collectively, "Stone"). Stone is one of the world's leading suppliers of air conditioning equipment for the transit industry with an established product base in North America, Europe and the Far East. In connection with this acquisition, in June 1997, the Company acquired the heavy rail air conditioning business of Thermo King Corporation ("Thermo King"). The aggregate purchase price for these acquisitions was approximately $7.7 million.

 -- In September 1996, the Company acquired the Vapor Group ("Vapor"), a passenger transit door manufacturer in the United States and Europe, for $63.9 million.

 -- In January 1996, the Company acquired Futuris Industrial Products Pty. Ltd. ("Futuris") an Australian friction products manufacturer, for approximately $15.0 million.

 -- In January 1995, the Company acquired Pulse Electronics ("Pulse"), a privately-held manufacturer of end-of-train monitors and other electronic products for the railway industry for $54.9 million.

Also in March 1997, an agreement was reached with one of the Company's major shareholders, Scandina-vian Incentive Holding B.V. ("SIH"), whereby the Company repurchased 4 million shares of its common stock held by SIH for $44 million, or $11 per share. In conjunction with this transaction, SIH also sold its remaining 6 million shares of the Company's Common Stock to Vestar Equity Partners, L.P. ("Vestar"), Charlesbank Capital Partners, LLC, f/k/a Harvard Private Capital Holdings, Inc. ("Charles"), American Industrial Partners Capital Fund II, L.P. ("AIP") and certain members of senior management.

                          FISCAL YEAR 1998 COMPARED TO
                                FISCAL YEAR 1997

Summary Results of Operations

                         YEAR ENDED
                         DECEMBER 31
DOLLARS IN MILLIONS,   ---------------   PERCENT
  EXCEPT PER SHARE      1998     1997    CHANGE
------------------------------------------------
Income before
  extraordinary item   $ 45.0   $ 37.3    20.6
Extraordinary item,
  net of tax              3.3       --      nm
Net income               41.7     37.3    11.8
Diluted earnings per
  share, before
  extraordinary item     1.75     1.42    20.7
Diluted earnings per
  share                  1.62     1.42    14.1
Net sales               670.9    564.4    18.9
Income from
  operations            104.7     90.0    16.3
Earnings before
  interest, taxes,
  depreciation and
  amortization          129.0    114.9    12.3
Gross profit margin      32.7%    33.0%     nm
------------------------------------------------

nm-not meaningful

Income before extraordinary item for 1998 increased $7.7 million, or 20.6%, compared with the same period a year ago. Because of the $3.3 million extraordinary charge to write-off certain previously capitalized debt issuance costs, net income increased only $4.4 million compared to 1997. Diluted earnings per share before extraordinary item increased 20.7% to $1.75 and diluted earnings per share increased 14.1% to $1.62. Income from operations and earnings before interest, taxes, depreciation and amortization increased in the comparison primarily due to revenue growth and related gross profit.

A number of events have occurred over the comparative period that impacted the Company's results of operations and financial condition including:

 -- The Company completed several acquisitions that complement and enhance the mix of existing products and markets. Acquisitions completed during this timeframe were Rockwell, Comet, Lokring, Hadady, RFS(E), Sloan, H.P., Stone and Thermo King. Aggregate incremental revenues from all of the above acquisitions was $63.7 million in 1998.

 -- In June 1998, the Company refinanced its credit agreement and subsequently amended the agreement in October 1998. This resulted in a write off of previously deferred financing costs of approximately $3.3 million, net of tax, ($.13 per share) which has been reported as an extraordinary item.

 -- In March 1997, the Company repurchased 4 million shares of its common stock held by a major shareholder for $44 million plus $2 million in related fees.

Net Sales

The following table sets forth the Company's net sales by business segment:

                              YEAR ENDED
                              DECEMBER 31
                          -------------------
  DOLLARS IN THOUSANDS      1998       1997
---------------------------------------------
Railroad Group            $388,797   $310,295
Transit Group              211,801    189,541
Molded Products Group       70,311     64,605
                          -------------------
  Net sales               $670,909   $564,441
---------------------------------------------

Net sales for 1998 increased $106.5 million, or 18.9%, to $670.9 million. This increase was primarily attributable to incremental revenue in 1998 of approximately $43.2 million from the acquisitions referred to above within the Railroad Group. Increased sales volumes in the Railroad Group also reflect a strong OEM market for freight cars, with approximately 76,000 freight cars delivered in 1998 compared to 50,000 in 1997. These increases were partially offset by lower sales in the electronics portion of the Railroad Group, where in the prior year period, product sales benefited from a federal mandate that certain monitoring equipment be installed in trains by July 1997. Incremental revenue in 1998 for the acquisitions referred to above, of approximately $20.5 million, was the primary reason for the increase in revenues in the Transit Group. The

Company anticipates new freight car deliveries in 1999 to be lower than that of 1998; however, railroad OEM and aftermarket sales are expected to be reasonably strong for the foreseeable future.

Gross Profit

Gross profit increased 17.8% to $219.2 million in 1998 compared to $186.1 million in 1997. Gross margin, as a percentage of sales, was 32.7% compared to 33.0%. Gross margin is dependent on a number of factors including sales volume and product mix. Incremental revenue from recent acquisitions at lower margins as compared to the Company's historical results, was the primary reason for the lower margins in the period-to-period comparison. These lower margins were partially offset by favorable margins on increased sales in the Railroad and Molded Product Groups.

Operating Expenses

                           YEAR ENDED
                          DECEMBER 31
                       ------------------   PERCENT
DOLLARS IN THOUSANDS     1998      1997     CHANGE
---------------------------------------------------
Selling and marketing  $ 30,711   $25,364    21.1
General and
  administrative         45,337    38,153    18.8
Engineering              30,436    24,386    24.8
Amortization              8,029     8,240    (2.6)
                       ------------------
     Total             $114,513   $96,143    19.1
---------------------------------------------------

Total operating expenses as a percentage of net sales were 17.1% in 1998 compared with 17.0% in 1997. Total operating expenses increased in 1998 by $18.4 million in the period-to-period comparison. Incremental expenses from acquired businesses totaled $10.2 million or 55% of the increase. In addition, higher operating expenses reflect costs associated with computer system upgrades which includes Year 2000 compliant computer software of approximately $3.5 million and additional engineering efforts associated with new product development. The Company anticipates cost savings in 1999 from the consolidation of several facilities and a related net reduction of employees as recently acquired businesses are integrated into the Company's core operations.

Income from Operations

Operating income totaled $104.7 million in 1998 compared with $90.0 million in 1997. Higher operating income results from higher sales volume and related higher gross profit. As a percentage of revenue, operating income was 15.6% and is substantially consistent with that of the prior year. Favorable volume changes in the Railroad and the Molded Products Groups were partially offset by lower profits, as a percentage of sales, in the Transit Group.

Interest and Other Expense

Interest expense increased $1.5 million to $31.2 million during 1998, primarily due to financing costs of recent acquisitions, partially offset by debt repayments.

Other expense for 1998 totaled $0.9 million primarily reflecting the effects of changes in foreign currency exchange rates associated with a loan to a wholly owned subsidiary of the Company. The effect of subsequent changes in exchange rates will be reflected in future periods.

Income Taxes

The provision for income taxes increased $4.2 million to $27.6 million in 1998 compared with 1997. The effective tax rate declined to 38% in 1998 from 38.5% a year ago, resulting from additional benefits through our Foreign Sales Corporation and lower overall effective state tax rates.

                          FISCAL YEAR 1997 COMPARED TO
                                FISCAL YEAR 1996

Summary Results of Operations

                         YEAR ENDED
                         DECEMBER 31
DOLLARS IN MILLIONS,   ---------------   PERCENT
  EXCEPT PER SHARE      1997     1996    CHANGE
------------------------------------------------
Net income             $ 37.3   $ 32.7    14.1
Diluted earnings per
  share                  1.42     1.15    23.5
Net sales               564.4    453.5    24.5
Income from
  operations             90.0     79.7    12.9
Earnings before
  interest, taxes,
  depreciation and
  amortization          114.9    102.0    12.6
Gross profit margin      33.0%    33.8%     nm
------------------------------------------------

nm -- not meaningful

Net income for 1997 increased $4.6 million, or 14.1% compared with 1996. Diluted earnings per share increased 23.5% to $1.42 per diluted share. The higher earnings base reflects the benefits associated with acquisitions and new products and the 4 million share repurchase. Income from operations and earnings before interest, taxes, depreciation and amortization increased in the comparison primarily due to revenue growth and related gross profit.

Net Sales

The following table sets forth the Company's net sales by business segment:

                              YEAR ENDED
                              DECEMBER 31
                          -------------------
  DOLLARS IN THOUSANDS      1997       1996
---------------------------------------------
Railway Group             $310,295   $294,021
Transit Group              189,541    100,902
Molded Products Group       58,589     64,605
                          -------------------
  Net sales               $564,441   $453,512
---------------------------------------------

Net sales for the year ended December 31, 1997 increased $110.9 million, or 24.5%, to $564.4 million. The Transit Group acquisitions of Vapor, Stone, Thermo King and HP contributed $85.5 million of the increase. In addition, increased volumes in all groups favorably affected the comparison.

Gross Profit

Gross profit increased 21.4% to $186.1 million in 1997 compared to $153.3 million in 1996. Gross margin, as a percentage of sales, was 33.0% in 1997 and 33.8% in 1996. The effect of lower margins of the recently acquired businesses was the primary factor for the change.

Operating Expenses

                          YEAR ENDED
                          DECEMBER 31
                       -----------------   PERCENT
DOLLARS IN THOUSANDS    1997      1996     CHANGE
--------------------------------------------------
Selling and marketing  $25,364   $18,643      36.1
General and
  administrative        38,153    28,890      32.1
Engineering             24,386    18,244      33.7
Amortization             8,240     7,854       4.9
                       -----------------
     Total             $96,143   $73,631      30.6
--------------------------------------------------

Total operating expenses increased $22.5 million in the year-to-year comparison primarily reflecting the effect of acquisitions completed in 1997 and 1996. Incremental expenses in 1997 from acquired businesses totaled $15.3 million. In addition, higher operating expenses reflect costs associated with certain strategic initiatives including expanded international marketing activities and additional engineering efforts associated with new product development.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's credit facilities. The Company's cash flow from operating activities was approximately $42 million, $67 million and $59 million in 1998, 1997 and 1996, respectively. The decrease in operating cash flow from 1997 to 1998 is primarily related to an increase in working capital due to higher accounts receivables and increased inventory levels which are associated with increased sales growth and acquired businesses which have large working capital requirements. These additional working capital requirements have resulted in increased borrowings under the Company's credit facilities. The Company's acquisitions of businesses have also resulted in increased borrowing.

Based on cash flow provided by operations during 1998, forecasted 1999 results and credit available under the credit agreement, the Company believes it will be able to make 1999 planned capital expenditures and required debt payments.

In 1998, the Company completed the Rockwell, Comet, Lokring, RFS(E) and Hadady acquisitions for an aggregate purchase price of $112.9 million consisting of debt and cash. In 1997, the Company completed the Stone, Thermo King, Sloan and HP acquisitions for an aggregate purchase price of $16.0 million, including $2.3 million of assumed debt. In 1996, the Company acquired Vapor and Futuris for an aggregate purchase price of $78.9 million. These transactions utilized borrowings for the purchase price. Also, in 1995, the Company acquired Pulse for $54.9 million, consisting of $20 million in bank borrowings, a $17.0 million note payable and the Company's Common Stock valued at $17.9 million at the time of the acquisition.

In March 1997, SIH sold its 10 million shares of the Company's Common Stock. The Company purchased 4 million shares at $11 per share for a total of $44 million (plus $2 million in related fees), and investors consisting of Vestar, Charles, AIP and certain members of the Company's management acquired the remaining 6 million shares at the same price. The Company financed the 4 million share repurchase through borrowings under its credit facility.

Gross capital expenditures were $29.0 million, $29.6 million and $13.2 million in 1998, 1997 and 1996, respectively. The majority of capital expenditures reflect spending for replacement equipment as well as increased capacity and efficiency. The Company expects capital expenditures in 1999 to approximate $25 to $30 million.

The following table sets forth the Company's outstanding indebtedness:

                              YEAR ENDED
                              DECEMBER 31
                          -------------------
  DOLLARS IN THOUSANDS      1998       1997
---------------------------------------------
Credit Agreement
  Revolving credit        $105,555   $100,880
  Term loan                202,500    145,500
9 3/8% Senior notes due
  June 5, 2005             100,000    100,000
Unsecured credit
  facility                  30,000
Pulse note                  16,990     16,990
Comet notes                 10,200
Other                        2,572      1,564
                          -------------------
     Total                 467,817    364,934
     Less-current
       portion              30,579     32,600
                          -------------------
     Long-term portion    $437,238   $332,334
---------------------------------------------

Credit Agreement

In June 1998, the Company refinanced its credit facility with a consortium of commercial banks and amended it in October 1998 in connection with the Rockwell acquisition (as amended, the "Credit Agreement"). The Credit Agreement provides for an aggregate credit facility of $350 million, consisting of up to $170 million of June 1998 term loans, up to $40 million of September 1998 term loans, and up to $140 million of revolving loans. In addition, the Credit Agreement provides for swingline loans of up to an aggregate amount of $5 million, and for the issuance of letters of credit in an aggregate face amount of up to $50 million. Swingline loans and the issuance of letters of credit will reduce the amount of revolving loans which may be incurred under the revolving credit facility.

At December 31, 1998, the Company had available borrowing capacity, net of letters of credit, of approximately $12 million. The Company repaid a portion of its borrowings under the Credit Agreement in January 1999 with proceeds of the offering of $75 million of 9 3/8 Senior Notes, as further described below, resulting in increased borrowing capacity of $47 million.

Credit Agreement borrowings bear variable interest rates indexed to common indexes such as LIBOR. The weighted-average contractual interest rate on Credit Agreement borrowings was 6.71% on

December 31, 1998. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31 1998, the notional value of interest rate swaps outstanding totaled $50 million and effectively changed the Company's interest rate from a variable rate to a fixed rate of 7.09%. The interest rate swap agreements mature in 2000 and 2001.

Principal repayments of term loan borrowings are due in semi-annual installments until maturity in December 2003. See Note 5 to "Notes to Consolidated Financial Statements."

The Credit Agreement limits the Company with respect to declaring or making cash dividend payments and prohibits the Company from declaring or making other distributions whether in cash, property, securities or a combination thereof, with respect to any shares of the Company's capital stock subject to certain exceptions, including an exception pursuant to which the Company will be permitted to pay cash dividends on its Common Stock in any fiscal year in an aggregate amount up to $15 million minus the aggregate amount of prepayments of the Pulse note during such fiscal year so long as no default in the payment of interest or fees has occurred thereunder. The Credit Agreement contains various other covenants and restrictions including, without limitation, the following: a limitation on the incurrence of additional indebtedness; a limitation on mergers, consolidations and sales of assets and acquisitions (other than mergers and consolidations with certain subsidiaries, sales of assets in the ordinary course of business, and acquisitions for which the consideration paid by the Company does not exceed $50 million individually or $150 million in the aggregate); a limitation on liens; a limitation on sale and leasebacks; a limitation on investments, loans and advances; a limitation on certain debt payments; a limitation on capital expenditures; a minimum interest expense coverage ratio; and a maximum leverage ratio. All debt incurred under the Credit Agreement is secured by substantially all of the assets of the Company and its domestic subsidiaries and is guaranteed by the Company's domestic subsidiaries.

The Credit Agreement contains customary events of default, including payment defaults, failure of representations to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and "change of control" of the Company.

9 3/8% Senior Notes Due June 2005

In June 1995 the Company issued $100 million of 9 3/8% Senior Notes due June 2005 (the "Existing Notes"). In January 1999, the Company issued an additional $75 million of 9 3/8% Senior Notes due June 2005 (the "Additional Notes"; the Existing Notes and the Additional Notes are, collectively, the "Notes"). See "Subsequent Event" below.

The terms of the Existing Notes and the Additional Notes are substantially the same, and the Existing Notes and the Additional Notes were issued pursuant to indentures that are substantially the same. The Notes bear interest at the rate of 9 3/8% and mature in June 2005. The net proceeds of the Existing Notes were used to prepay term loans outstanding under the then existing credit agreement. The net proceeds of the Additional Notes were used to repay the unsecured credit facility and to reduce revolving credit borrowings.

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

The indentures pursuant to which the Notes were issued contain certain restrictive covenants which, among other things, limit the ability of the Company and certain of its subsidiaries to incur indebtedness, pay dividends on and redeem capital stock, create restrictions on investments in unrestricted subsidiaries, make distributions from certain subsidiaries, use proceeds from the sale of assets and subsidiary stock, enter into transactions with affiliates, create liens and enter into sale/leaseback transactions. The Company's indenture also restricts, subject to certain exceptions, the Company's ability to consolidate and merge with, or to transfer all or substantially all of its assets to, another person.

Unsecured Credit Facility

In October 1998, the Company obtained a $30 million unsecured credit facility from a group of commercial banks for the purpose of financing the Rockwell acquisition. At December 31, 1998, the interest rate on the note was 9.75% per annum. In January 1999, this facility was repaid with proceeds of the Additional Note offering.

Pulse Note

As partial payment for the Pulse acquisition, the Company issued a $17.0 million note due January 31, 2004. Interest is payable semiannually and accrues at 9.5% until February 1, 2001; and from February 1, 2001 until January 31, 2004, interest will accrue at the prime rate charged by Chase Manhattan Bank on December 31, 2000 plus 1% (with a maximum adjustment of 2%).

Comet Notes

In connection with the Comet acquisition, the Company issued notes totaling $12.2 million, of which unsecured notes totaling $6.2 million were delivered by the Company and a note in the amount of $6 million was delivered by a subsidiary of the Company and secured by the acquired assets. The notes bore interest at the rate of 10% per annum and were scheduled to mature on October 8, 1999. These notes were repaid in January 1999. See "Subsequent Event" below.

ESOP

In connection with the establishment of the ESOP in January 1995, the Company made a $140 million loan to the ESOP (the "ESOP Loan"), which was used to purchase 9,336,000 shares of the Company's outstanding common stock. The ESOP Loan had an original term of 50 years, with annual payments of principal and interest of approximately $12 million. The ESOP Loan bears interest at 8.5% per annum. The ESOP will repay the ESOP Loan using contributions from the Company. The Company is obligated to contribute amounts sufficient to repay the ESOP Loan. The net effect of the ESOP is that the Company's Common Stock is allocated to employees in lieu of a retirement plan that was previously a cash-based defined benefit plan and, accordingly, results in reduced annual cash outlays by an estimated $3 to $4 million.

Subsequent Event

In January 1999, the Company issued the Additional Notes at a premium resulting in an effective rate of 8.5%. As a result of the issuance and payoff of the unsecured credit facility, the Company will write off previously capitalized debt issuance costs of approximately $.02 per diluted share in the first quarter of 1999.

Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the Credit Agreement, will be adequate to make payments of principal and interest on debt, including the Notes, to make required contributions to the ESOP, to permit anticipated capital expenditures, and to fund working capital requirements and other cash needs for the foreseeable future, including 1999. The issuance of the Additional Notes increased the Company's liquidity by reducing its outstanding revolving credit borrowings and thereby increasing its available borrowing capacity.

Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. The debt of the Company requires the dedication of a substantial portion of future cash flows to the payment of principal and interest on indebtedness, thereby reducing funds available for capital expenditures and future business opportunities that the Company believes are available. Cash flow and liquidity will be sufficient to meet its debt service requirements. If the Company's sources of funds were to fail to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place. The Company intends in 1999 to reduce its indebtedness through generating operating income and by reducing working capital requirements and other measures.

EFFECTS OF YEAR 2000

The Company has information system improvement initiatives in process that include both new computer hardware and software applications. The new system is substantially operational and is year 2000 compliant. The estimated cost of the project is expected to be in the $8 to $10 million range with the majority of costs (approximately $8 million) previously incurred. The majority of the expenditures incurred for hardware and purchased software related to this project have been capitalized and are amortized over their estimated useful lives. Other costs, such as training and advisory consulting, are expensed as incurred. These expenditures are not expected to have a significant impact on the Company's future results of operations or financial condition.

The Company has identified other equipment it uses in its operations that have non-information system characteristics and have embedded technology components, such as those items with internal clocks. The Company will need to replace this type of equipment but does not believe a possible year 2000 failure will have a significant impact on the Company's operations. The estimated cost of replacement equipment is not considered significant.

The Company has received written assurances from some of its suppliers and customers and other providers acknowledging year 2000 issues and stating their present intention to be compliant; however, not all customers, vendors and providers have provided such assurances. The Company will evaluate on an ongoing basis whether it is necessary and practical to establish contingency plans with respect to year 2000 issues. However, if large scale systems failures occur, it could have a significant adverse effect on the Company's financial condition, future results of operations and liquidity.

The Company's products are generally sold with a limited warranty for defects. The Company has reviewed its products currently in use by its customers or being sold and does not believe that there will be material increases in warranty or liability claims arising out of year 2000 non-compliance. However, a material increase in such claims could have a material adverse effect on the Company's financial condition, future results of operations and liquidity.

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

CONVERSION TO THE EURO CURRENCY

On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). The Company conducts business in member countries. The transition period for the introduction of the Euro is from January 1, 1999 through June 30, 2002. The Company is assessing the issues involved with the introduction of the Euro; however, it does not expect conversion to the Euro to have a material impact on its operations or financial results.

FORWARD LOOKING STATEMENTS

We believe that all statements other than statements of historical facts included in this report, including certain statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct.

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

  -- Interest rates;

  -- Demand for services in the freight and passenger rail industry;

  -- Consolidations in the rail industry;

  -- Demand for our products and services;

  -- Gains and losses in market share;

  -- Demand for freight cars, locomotives, passenger transit cars and buses;

  -- Industry demand for faster and more efficient braking equipment;

  -- Continued outsourcing by our customers;

  -- Governmental funding for some of our customers;

  -- Future regulation/deregulation of our customers and/or the rail industry;

  -- General economic conditions in the markets which we compete, including
     North America, South America, Europe and Australia;

  -- Successful introduction of new products;

  -- Successful integration of newly acquired companies;

  -- Year 2000 concerns;

  -- Labor relations;

  -- Completion of additional acquisitions; and

  -- Other factors.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value and the changes in fair value be recorded currently in earnings unless specific hedge accounting criteria are met. Statement No. 133 is effective for fiscal years beginning after June 15, 1999, and accordingly, the Company anticipates adopting this standard January 1, 2000. Management continues to evaluate the impact this standard will have on results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK In the ordinary course of business, WABCO is exposed to risks that increases in interest rates may adversely affect funding costs associated with $308 million of variable-rate debt (including the effects of interest rate swaps), which represents 66% of total long-term debt at December 31, 1998. Management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact on variable-rate debt of interest rate increases (see Note 5 to the "Notes to Consolidated Financial Statements" included elsewhere in this report). At December 31, 1998, an instantaneous 100 basis point increase in interest rates would reduce the Company's earnings by $2.2 million, assuming no additional intervention strategies by management.

In January 1999, the Company converted a portion of its variable-rate debt to fixed rate debt through the issuance of $75 million Senior Notes. As of February 28, 1999, variable-rate debt represents 52% (including the effects of interest rate swaps) of total long-term debt.

FOREIGN CURRENCY EXCHANGE RISK The Company routinely enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of December 31, 1998, the Company had no significant instruments outstanding.

WABCO is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. At December 31, 1998, approximately 72% of WABCO's net sales are in the United States, 11% in Canada and 17% in other international locations, primarily Europe.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 14 of Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10 THROUGH 13.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 1999. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. Information relating to the executive officers of the Company is set forth in
Part I.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

                                                                          PAGE
                                                                          ----
(a)    (1)  FINANCIAL STATEMENTS
            Report of Independent Public Accountants                       25
            Consolidated Balance Sheet as of December 31, 1998 and 1997    26
            Consolidated Statement of Operations for the three years
              ended December 31, 1998, 1997 and 1996                       27
            Consolidated Statement of Cash Flows for the three years
              ended December 31, 1998, 1997 and 1996                       28
            Consolidated Statement of Shareholders' Equity for the three
              years ended December 31, 1998, 1997 and 1996                 29
            Notes to Consolidated Financial Statements                     30

       (2)  FINANCIAL STATEMENT SCHEDULES
            Report of Independent Public Accountants                       43
            Schedule II -- Valuation and Qualifying Accounts               44

(b)         REPORTS ON FORM 8-K
            None

                                                                          FILING METHOD
                                                                          -------------
(c)         EXHIBITS
     3.1    Restated Certificate of Incorporation of the Company dated
            January 30, 1995, as amended March 30, 1995                         2
     3.2    Amended and Restated By-Laws of the Company, effective March
            31, 1997                                                            5
     4.1    Form of Indenture between the Company and The Bank of New
            York with respect to the public offering of $100,000,000 of
            9 3/8% Senior Notes due 2005                                        2
     4.2    Form of Note (included in Exhibit 4.1)
     4.3    First Supplemental Indenture dated as of March 21, 1997
            between the Company and The Bank of New York                        6
     4.4    Indenture dated as of January 12, 1999 by and between the
            Company and The Bank of New York with respect to the private offering of $75,000,000 of 9 3/8% Senior Notes due 2005,
            Series B                                                            1
     4.5    Form of Note (included in Exhibit 4.4)                              1
     9      Second Amended WABCO Voting Trust/Disposition Agreement
            dated as of December 13, 1995 among the Management Investors
            (Schedules and Exhibits omitted)                                    3
     10.1   Westinghouse Air Brake Company Employee Stock Ownership Plan
            and Trust, effective January 31, 1995                               2
     10.2   ESOP Loan Agreement dated January 31, 1995 between
            Westinghouse Air Brake Company Employee Stock Ownership
            Trust ("ESOT") and the Company (Exhibits omitted)                   2
     10.3   Employee Stock Ownership Trust Agreement dated January 31,
            1995 between the Company and U.S. Trust Company of
            California, N.A.                                                    2
     10.4   Pledge Agreement dated January 31, 1995 between ESOT and the
            Company                                                             2

                                                                          FILING METHOD
                                                                          -------------
     10.5   Credit Agreement dated as of June 30, 1998, and Amended and
            Restated as of October 2, 1998 among the Company, various
            financial institutions, The Chase Manhattan Bank, Chase
            Manhattan Bank Delaware, and The Bank of New York (Schedules
            and Exhibits omitted)                                               1
     10.6   Amended and Restated Stockholders Agreement dated as of
            March 5, 1997 among the RAC Voting Trust ("Voting Trust"),
            Vestar Equity Partners, L.P., Charlesbank Capital Partners
            f/k/a Harvard Private Capital Holdings, Inc. ("Charles"),
            American Industrial Partners Capital Fund II, L.P. ("AIP")
            and the Company                                                     6
     10.7   Common Stock Registration Rights Agreement dated as of
            January 31, 1995 among the Company, Scandinavian Incentive
            Holding B.V. ("SIH"), Voting Trust, Vestar Capital, Pulse
            Electronics, Inc., Pulse Embedded Computer Systems, Inc.,
            the Pulse Shareholders and ESOT (Schedules and Exhibits
            omitted)                                                            2
     10.8   Indemnification Agreement dated January 31, 1995 between the
            Company and the Voting Trust trustees                               2
     10.9   Agreement of Sale and Purchase of the North American
            Operations of the Railway Products Group, an operating
            division of American Standard Inc., dated as of 1990 between
            Rail Acquisition Corp. and American Standard Inc. (only
            provisions on indemnification are reproduced)                       2
     10.10  Letter Agreement (undated) between the Company and American
            Standard Inc. on environmental costs and sharing                    2
     10.11  Purchase Agreement dated as of June 17, 1992 among the
            Company, Schuller International, Inc., Manville Corporation
            and European Overseas Corporation (only provisions on
            indemnification are reproduced)                                     2
     10.12  Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse
            Electronics, Inc., Pulse Embedded Computer Systems, Inc. and
            the Pulse Shareholders (Schedules and Exhibits omitted)             2
     10.13  License Agreement dated as of December 31, 1993 between SAB
            WABCO Holdings B.V. and the Company                                 2
     10.14  Letter Agreement dated as of January 19, 1995 between the
            Company and Vestar Capital Partners, Inc.                           2
     10.15  Westinghouse Air Brake Company 1995 Stock Incentive Plan, as
            amended                                                             1
     10.16  Westinghouse Air Brake Company 1995 Non-Employee Directors'
            Fee and Stock Option Plan                                           1
     10.17  Form of Employment Agreement between William E. Kassling and
            the Company                                                         2
     10.18  Letter Agreement dated as of January 1, 1995 between the
            Company and Vestar Capital Partners, Inc.                           2
     10.19  Form of Indemnification Agreement between the Company and
            Authorized Representatives                                          2
     10.20  Share Purchase Agreement between Futuris Corporation Limited
            and the Company (Exhibits omitted)                                  2
     10.21  Purchase Agreement dated as of September 19, 1996 by and among Mark IV Industries, Inc., Mark IV PLC, and W&P Holding
            Corp. (Exhibits and Schedules omitted) (Originally filed as
            Exhibit No. 2.01)                                                   4
     10.22  Purchase Agreement dated as of September 19,1996 by and among Mark IV Industries Limited and Westinghouse Railway
            Holdings (Canada) Inc. (Exhibits and Schedules omitted)
            (Originally filed as Exhibit No. 2.02)                              4

                                                                          FILING METHOD
                                                                          -------------
     10.23  Amendment No. 1 to Amended and Restated Stockholders
            Agreement dated as of March 5, 1997 among the Voting Trust,
            Vestar, Charles, AIP and the Company                                6
     10.24  Common Stock Registration Rights Agreement dated as of March
            5, 1997 among the Company, Charles, AIP and the Voting Trust        6
     10.25  1998 Employee Stock Purchase Plan                                   1
     10.26  Sale Agreement dated as of August 7, 1998 by and between
            Rockwell Collins, Inc. and the Company (Schedules and
            Exhibits omitted) (Originally filed as Exhibit No. 2.01)            7
     10.27  Amendment No. 1 dated as of October 5, 1998 to Sale
            Agreement dated as of August 7, 1998 by and between Rockwell
            Collins, Inc. and the Company (Originally filed as Exhibit
            No. 2.02)                                                           7
     21     List of subsidiaries of the Company                                 1
     23     Consent of Arthur Andersen LLP                                      1
     27     Financial Data Schedule                                             1
     99     Annual Report on Form 11-K for the year ended December 31,
            1998 of the Westinghouse Air Brake Company Employee Stock
            Ownership Plan and Trust                                            1

FILING METHOD
        1           Filed herewith
        2           Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-90866)
        3           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1995
        4           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 3, 1996
        5           Filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-39159)
        6           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1997
        7           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 5, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF
WESTINGHOUSE AIR BRAKE COMPANY:

We have audited the accompanying consolidated balance sheet of Westinghouse Air Brake Company (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westinghouse Air Brake Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 17, 1999

                         WESTINGHOUSE AIR BRAKE COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31
                                                              ---------------------
           DOLLARS IN THOUSANDS, EXCEPT PAR VALUE               1998        1997
-----------------------------------------------------------------------------------
                                      ASSETS
CURRENT ASSETS
Cash........................................................  $   3,323   $     836
Accounts receivable.........................................    132,901      91,438
Inventories.................................................    103,560      69,297
Deferred taxes..............................................     13,006      11,169
Other.......................................................     10,171       7,759
                                                              ---------------------
    Total current assets....................................    262,961     180,499
Property, plant and equipment...............................    214,461     186,534
Accumulated depreciation....................................    (89,480)    (78,167)
                                                              ---------------------
    Property, plant and equipment, net......................    124,981     108,367
OTHER ASSETS
Prepaid pension costs.......................................      5,724       5,061
Goodwill....................................................    151,658      66,599
Other intangibles...........................................     46,021      42,466
Other noncurrent assets.....................................      4,839       7,887
                                                              ---------------------
    Total other assets......................................    208,242     122,013
                                                              ---------------------
         Total Assets.......................................  $ 596,184   $ 410,879
                                                              =====================
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt...........................  $  30,579   $  32,600
Accounts payable............................................     62,974      37,582
Accrued income taxes........................................      8,352         488
Customer deposits...........................................     20,426      21,210
Accrued compensation........................................     12,769      13,080
Accrued warranty............................................     12,657      12,851
Accrued interest............................................      1,616       3,038
Other accrued liabilities...................................     18,177      10,931
                                                              ---------------------
    Total current liabilities...............................    167,550     131,780
Long-term debt..............................................    437,238     332,334
Reserve for postretirement benefits.........................     16,238      14,860
Accrued pension costs.......................................      3,631       4,700
Deferred income taxes.......................................      3,463       5,561
Other long-term liabilities.................................      1,917         907
                                                              ---------------------
    Total liabilities.......................................    630,037     490,142
SHAREHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, no shares
  issued....................................................         --          --
Common stock, $.01 par value; 100,000,000 shares authorized:
    47,426,600 shares issued................................        474         474
Additional paid-in capital..................................    107,720     105,522
Treasury stock, at cost, 13,532,092 and 13,743,924 shares...   (187,654)   (190,657)
Unearned ESOP shares, at cost, 8,564,811 and 8,751,531
  shares....................................................   (128,472)   (131,273)
Retained earnings...........................................    182,291     141,617
Unamortized restricted stock award..........................       (162)         --
Accumulated other comprehensive income (loss)...............     (8,050)     (4,946)
                                                              ---------------------
    Total shareholders' equity..............................    (33,853)    (79,263)
                                                              ---------------------
    Liabilities and Shareholders' Equity....................  $ 596,184   $ 410,879
                                                              =====================

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                            1998        1997         1996
-----------------------------------------------------------------------------------------------
Net sales...................................................  $670,909    $564,441     $453,512
Cost of sales...............................................   451,730     378,323      300,163
                                                              ---------------------------------
     Gross profit...........................................   219,179     186,118      153,349
Selling and marketing expenses..............................    30,711      25,364       18,643
General and administrative expenses.........................    45,337      38,153       28,890
Engineering expenses........................................    30,436      24,386       18,244
Amortization expense........................................     8,029       8,240        7,854
                                                              ---------------------------------
     Total operating expenses...............................   114,513      96,143       73,631
     Income from operations.................................   104,666      89,975       79,718
Other income and expenses
  Interest expense..........................................    31,217      29,729       26,152
  Other expense (income), net...............................       919        (344)         (82)
                                                              ---------------------------------
     Income before income taxes and extraordinary item......    72,530      60,590       53,648
Income taxes................................................    27,561      23,327       20,923
                                                              ---------------------------------
     Income before extraordinary item.......................    44,969      37,263       32,725
Loss on early extinguishment of debt, net of tax............     3,315          --           --
                                                              ---------------------------------
     Net income.............................................  $ 41,654    $ 37,263     $ 32,725
                                                              =================================
EARNINGS PER COMMON SHARE
Basic
     Income before extraordinary item.......................  $   1.79    $   1.45     $   1.15
     Extraordinary item.....................................      (.13)         --           --
                                                              ---------------------------------
     Net income.............................................  $   1.66    $   1.45     $   1.15
                                                              =================================
  Diluted
     Income before extraordinary item.......................  $   1.75    $   1.42     $   1.15
     Extraordinary item.....................................      (.13)         --           --
                                                              ---------------------------------
     Net income.............................................  $   1.62    $   1.42     $   1.15
                                                              =================================
Weighted Average Shares Outstanding
     Basic..................................................    25,081      25,693       28,473
     Diluted................................................    25,708      26,173       28,473
                                                              ---------------------------------

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
IN THOUSANDS                                                   1998       1997      1996
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income..................................................  $  41,654   $37,263   $32,725
Adjustments to reconcile net income to cash provided by
  operations
  Extraordinary loss on extinguishment of debt..............      3,315
  Depreciation and amortization.............................     25,208    24,624    22,249
  Provision for ESOP contribution...........................      4,472     3,229     2,870
  Deferred income taxes.....................................     (3,935)   (3,506)    2,456
  Changes in operating assets and liabilities, net of
     acquisitions
     Accounts receivable....................................    (26,161)   (6,623)   (9,868)
     Inventories............................................    (16,957)    1,817     8,100
     Accounts payable.......................................     20,385     5,900    (6,574)
     Accrued income taxes...................................     12,025    (1,349)     (411)
     Accrued liabilities and customer deposits..............    (11,856)    5,522     9,740
     Other assets and liabilities...........................     (6,083)       97    (2,376)
                                                              -----------------------------
       Net cash provided by operating activities............     42,067    66,974    58,911
INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net.........    (28,957)  (29,196)  (12,855)
     Acquisitions of businesses, net of cash acquired.......   (112,514)  (13,492)  (78,890)
                                                              -----------------------------
          Net cash used for investing activities............   (141,471)  (42,688)  (91,745)
FINANCING ACTIVITIES
     Proceeds from term debt obligations....................     64,500              65,000
     Repayments of term debt................................     (7,500)  (18,200)  (26,300)
     Net proceeds from (repayments of) revolving credit
       arrangements.........................................      4,675    39,880    (2,935)
     Proceeds from other borrowings.........................     43,208
     Repayments of other borrowings.........................     (2,000)     (555)      (10)
     Debt issuance fees.....................................     (2,251)   (2,068)     (492)
     Purchase of treasury stock.............................              (44,000)   (1,629)
     Cash dividends.........................................       (980)   (1,009)   (1,127)
     Proceeds from exercise of stock options and employee
       stock purchases......................................      2,546     3,513
                                                              -----------------------------
          Net cash provided by (used for) financing
            activities......................................    102,198   (22,439)   32,507
Effect of changes in currency exchange rates................       (307)   (1,629)      735
                                                              -----------------------------
  Increase in cash..........................................      2,487       218       408
     Cash, beginning of year................................        836       618       210
                                                              -----------------------------
     Cash, end of year......................................  $   3,323   $   836   $   618
                                                              =============================
SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid during the year..........................  $  32,639   $30,223   $25,624
     Income taxes paid during the year......................     19,471    28,182    20,452
                                                              -----------------------------

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                                     ACCUMULATED
                                                                                                                        OTHER
                                                     ADDITIONAL                                        UNAMORTIZED   COMPREHENSIVE
 In thousands, except per   COMPREHENSIVE   COMMON    PAID-IN     TREASURY    UNALLOCATED   RETAINED   RESTRICTED      INCOME
 share                         INCOME       STOCK     CAPITAL       STOCK     ESOP SHARES   EARNINGS   STOCK AWARD     (LOSS)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
  1995....................                   $474     $104,776    $(147,702)   $(137,239)   $ 73,765      $  --        $(2,772)
Cash dividends ($.04 per
  share)..................                                                                    (1,127)
Purchase of treasury
  stock...................                                           (1,629)
Allocation of ESOP
  shares..................                                (455)                    3,325
Net income................     $32,725                                                        32,725
Translation adjustment....        (336)                                                                                   (336)
                               ------------------------------------------------------------------------------------------------
                               $32,389
                               =======
BALANCE, DECEMBER 31,
  1996....................                    474      104,321     (149,331)    (133,914)    105,363         --         (3,108)
Cash dividends ($.04 per
  share)..................                                                                    (1,009)
Purchase of treasury
  stock...................                                          (44,000)
Stock issued under option,
  benefit and other
  plans...................                                 839        2,674
Allocation of ESOP
  shares..................                                 362                     2,641
Net income................     $37,263                                                        37,263
Translation adjustment....      (1,838)                                                                                 (1,838)
                               ------------------------------------------------------------------------------------------------
                               $35,425
                               =======
BALANCE, DECEMBER 31,
  1997....................                    474      105,522     (190,657)    (131,273)    141,617         --         (4,946)
Cash dividends ($.04 per
  share)..................                                                                      (980)
Stock issued under option,
  benefit and other
  plans...................                               1,162        3,003                                (162)
Allocation of ESOP
  shares..................                               1,036                     2,801
Net income................     $41,654                                                        41,654
Translation adjustment....      (3,104)                                                                                 (3,104)
                               -------
                               $38,550
                               =======       -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
  1998....................                   $474     $107,720    $(187,654)   $(128,472)   $182,291      $(162)       $(8,050)
                                             ===================================================================================

    The accompanying notes are an integral part of the financial statements.

                         WESTINGHOUSE AIR BRAKE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Westinghouse Air Brake Company (the Company) is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company's products, which are sold to both the original equipment manufacturer market and the aftermarket, are intended to enhance safety, improve productivity and reduce maintenance costs for its customers. The Company's products include electronic controls and monitors, air brakes, couplers, door controls, draft gears and brake shoes. The Company's primary manufacturing operations are in the United States and Canada, and the Company's revenues have been primarily from North America. The Company's customer base consists of railroad transportation companies, locomotive and freight car original equipment manufacturers, railroads and transit car builders and public transit systems.

A portion of the Company's Railroad Group's operations and revenue base is generally dependent on the capital replacement cycles for locomotives and freight cars of the large North American-based railroad companies. The Company's passenger transit operations are dependent on the budgeting and expenditure appropriation process of federal, state and local governmental units for mass transit needs established by public policy.

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

INVENTORIES Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

                              DECEMBER 31
  DOLLARS IN THOUSANDS       1998      1997
---------------------------------------------
Raw materials              $ 47,853   $27,395
Work-in-process              29,965    26,640
Finished goods               25,742    15,262
                           ------------------
     Total inventory       $103,560   $69,297
---------------------------------------------

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment additions are stated at cost. Expenditures for renewals and betterments are capitalized. Expenditures for ordinary maintenance and repairs are expensed as incurred. The Company provides for book depreciation principally on the straight-line method over the following estimated useful lives of plant and equipment.

                                     YEARS
--------------------------------------------
Land improvements                   10 to 20
Buildings                           20 to 40
Machinery and equipment              4 to 15
--------------------------------------------

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

REVENUE RECOGNITION Revenue is recognized when products have been shipped to the respective customers and the price for the product has been determined. The percentage of completion method of accounting for revenues on long-term sales contracts is applied on a relatively small amount of contracts when appropriate. Sales returns are infrequent and not material in relation to the Company's net sales.

STOCK-BASED COMPENSATION The Company accounts for stock-based compensation, including stock options and employee stock purchases, under APB Opinion No. 25, "Accounting for Stock Issued to

Employees." See Note 11 for related pro forma disclosures.

RESEARCH AND DEVELOPMENT Research and development costs are charged to expense as incurred. Such costs totaled $30.4 million, $24.4 million and $18.2 million in 1998, 1997 and 1996, respectively.

WARRANTY COSTS Warranty costs are accrued based on management's estimates of repair or upgrade costs per unit and historical experience. In recent years, the Company has introduced several new products. The Company does not have the same level of historical warranty experience for these new products as it does for its continuing products. Therefore, warranty reserves have been established for these new products based upon management's estimates. Actual future results may vary from such estimates. Warranty expense was $6.2 million, $9.9 million and $5.5 million for 1998, 1997 and 1996, respectively. Warranty reserves were $12.7 million and $12.9 million at December 31, 1998 and 1997, respectively.

FINANCIAL DERIVATIVES The Company periodically enters into interest rate swap agreements to reduce the impact of interest rate changes on its variable rate borrowings. Interest rate swaps are agreements with a counterparty to exchange periodic interest payments (such as pay fixed, receive variable) calculated on a notional principal amount. The interest rate differential to be paid or received is accrued to interest expense (see Note 5). In addition, the Company periodically enters into foreign currency exchange forward and options contracts to mitigate the effects of fluctuations in foreign exchange rates in countries where it has significant operations.

INCOME TAXES Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for income taxes includes federal, state and foreign income taxes (see Note 8).

FOREIGN CURRENCY TRANSLATION The financial statements of the Company's foreign subsidiaries are translated into U.S. currency under the guidelines set forth in SFAS No. 52, "Foreign Currency Translation." The effects of currency exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and carried as a component of shareholders' equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar amounts are charged or credited to earnings.

EARNINGS PER SHARE Basic earnings per common share are computed by dividing net income applicable to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding adjusted for the assumed conversion of all dilutive securities (such as employee stock options). See Note 11.

OTHER COMPREHENSIVE INCOME In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all other nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments.

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK The Company's trade receivables are primarily from rail and transit industry original equipment manufacturers, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company's sales in 1998, 1997 or 1996. The allowance for doubtful accounts was $2.9 million and $2.0 million as of December 31, 1998 and 1997, respectively.

EMPLOYEES As of December 31, 1998, approximately 28% of the Company's workforce is covered by collective bargaining agreements. These agreements are generally effective through 2001 and 2002.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value and the changes in fair value be recorded currently in earnings unless specific hedge accounting criteria are met. Statement No. 133 is effective for fiscal years beginning after June 15, 1999, and accordingly, the Company anticipates adopting this standard January 1,

2000. Management continues to evaluate the impact the standard will have on results of operations and financial condition.

3. ACQUISITIONS

On October 5, 1998, the Company purchased the railway electronics business (Rockwell Railroad Electronics) (RRE) of Rockwell Collins, Inc., a wholly owned subsidiary of Rockwell International Corporation, for approximately $80 million in cash. The purchase was initially financed by obtaining additional term debt of $40 million through an amendment to the Company's existing credit facility, an unsecured bank loan of $30 million and additional borrowings under the Company's revolving credit agreement. RRE is a leading manufacturer and supplier of mobile electronics (display and positioning systems), data communications, and electronic braking systems for the railroad industry and its operations are in the United States. Revenues of the acquired business for its fiscal year ended September 30, 1998 were approximately $46 million. The acquisition was accounted for under the purchase accounting method and, accordingly, its results are included in WABCO's consolidated financial statements since the date of acquisition.

The excess of the purchase price over the fair value of the net assets acquired was approximately $63 million and was allocated to goodwill. This amount is based upon an independent appraisal and may decrease as a result of adjustments to purchase price.

The following unaudited pro forma results of operations, including the effects of pro forma adjustments related to the acquisition of Rockwell Railroad Electronics have been prepared as if this transaction had occurred at the beginning of 1997:

                                (UNAUDITED)
DOLLARS IN THOUSANDS,     YEAR ENDED DECEMBER 31
EXCEPT PER SHARE             1998         1997
-------------------------------------------------
Net sales                  $707,840     $597,948
Income before
  extraordinary income       41,414       32,575
Net income                   38,099       32,575
Diluted earnings per
  share
  As reported                  1.62         1.42
  Pro forma                    1.48         1.24
-------------------------------------------------

The pro forma financial information above does not purport to present what the Company's results of operations would have been if the acquisition of RRE had actually occurred on January 1, 1997, or to project the Company's results of operations for any future period, and does not reflect anticipated cost savings through the combination of these operations.

In the past three years, the Company also completed the following acquisitions:

  i) The October 1998 acquisition of the United States railway service center business of Comet Industries, Inc., for $13.2 million, financed through the issuance of $12.2 million of promissory notes. Annual revenue for its most recent fiscal year was approximately $20 million.

 ii) On July 30, 1998, purchased assets and assumed certain liabilities of U.S.-based Lokring Corporation, for $5.1 million in cash. Lokring develops, manufactures and markets patented non-welded connectors and sealing products for railroad and other industries. Annual sales in 1997 were approximately $10 million.

 iii) Acquired in April 1998, 100% of the stock of RFS (E) Limited ("RFS") of England, for approximately $10.0 million including the assumption of certain debt. RFS is a leading provider of vehicle overhaul, conversion and maintenance services to Britain's railway industry. Annual revenue for its most recent fiscal year was approximately $27.5 million.

 iv) Acquired in April 1998, the transit coupler product line of Hadady Corporation located in the United States for $4.6 million in cash.

  v) In October 1997, the Company purchased the rail products business and related assets of Sloan Valve Company for $2.5 million.

 vi) Effective July 31, 1997 the Company acquired 100% of the stock of H.P. s.r.l. ("HP"), an Italian transit company, for a total purchase price of $5.8 million, which included the assumption of $2.3 million in debt. HP is located in Sassuolo, Italy and is a leading supplier of door controls for transit rail cars and buses in the Italian market. Annual revenues approximated $9 million.

 vii) Acquired in May 1997 Stone Safety Service Corporation, New Jersey, and Stone U.K. Limited ("Stone"), a supplier of transit air conditioning equipment and in June 1997, the Company acquired the heavy rail air conditioning business of Thermo King Corporation ("Thermo King") from Westinghouse Electric. The aggregate purchase price for the Stone and Thermo King acquisitions was approximately

      $7.7 million. Annual revenues of the these acquisitions prior to purchase were approximately $30 million.

viii) On September 19, 1996, the Company purchased the Vapor Group ("Vapor") for approximately $63.9 million in cash. Vapor is the leading manufacturer of door controls for transit rail cars and metropolitan buses in the United States. Annual revenues for its most recent fiscal year prior to the acquisition totaled $65 million.
 ix) In January 1996, the Company acquired Futuris Industrial Products Pty. Ltd., an Australian molded products manufacturer, for approximately $15 million. Annual revenues prior to acquisition were approximately $10.5 million.

All of these other acquisitions were accounted for under the purchase method. Accordingly, the results of operations of the applicable acquisition are included in the Company's financial statements prospectively from the acquisition date. The excess of the purchase price over the fair value of net assets was allocated to goodwill. Such recorded amounts totaled approximately $24 million, $7 million and $17 million, in 1998, 1997 and 1996, respectively.

4. INTANGIBLES

Intangible assets of the Company, other than goodwill, consist of the following:

                               DECEMBER 31
   DOLLARS IN THOUSANDS      1998      1997
---------------------------------------------
Patents, tradenames and
  trademarks, net of
  accumulated amortization
  of $22,874 and $19,768
  (4-40 years)              $35,251   $35,942
Covenants not to compete,
  net of accumulated
  amortization of $10,144
  and $9,333 (5 years)        6,092     1,133
Other intangibles, net of
  accumulated amortization
  of $7,356 and $7,052
  (3-7 years)                 4,678     5,391
                            -----------------
                            $46,021   $42,466
---------------------------------------------

At December 31, 1998 and 1997, goodwill, net of accumulated amortization of $7.7 million and $5.4 million, respectively, totaled $151.7 million and $66.6 million, respectively. The Company evaluates the recoverability of intangible assets, including goodwill, at each balance sheet date based on forecasted future operations, undiscounted cash flows and other subjective criteria. Based upon historical information, management believes that the carrying amount of these intangible assets will be realizable over the respective amortization periods.

5. LONG-TERM DEBT

Long-term debt consisted of the following:

                              YEAR ENDED
                              DECEMBER 31
                          -------------------
  DOLLARS IN THOUSANDS      1998       1997
---------------------------------------------
Credit Agreement
  Revolving credit        $105,555   $100,880
  Term loan                202,500    145,500
9 3/8% Senior notes due
  June 5, 2005             100,000    100,000
Unsecured credit
  facility                  30,000
Pulse note                  16,990     16,990
Comet notes                 10,200
Other                        2,572      1,564
                          -------------------
     Total                 467,817    364,934
     Less-current
       portion              30,579     32,600
                          -------------------
     Long-term portion    $437,238   $332,334
---------------------------------------------

Credit Agreement

In June 1998, the Company refinanced its credit facility with a consortium of commercial banks and amended it in October 1998 in connection with the Rockwell acquisition (as amended, the "Credit Agreement"). The Credit Agreement provides for an aggregate credit facility of $350 million, consisting of up to $170 million of June 1998 term loans, up to $40 million of September 1998 term loans, and up to $140 million of revolving loans. In addition, the Credit Agreement provides for swingline loans of up to an aggregate amount of $5 million, and for the issuance of letters of credit in an aggregate face amount of up to $50 million. Swingline loans and the issuance of letters of credit will reduce the amount of revolving loans which may be incurred under the revolving credit facility.

At December 31, 1998, the Company had available borrowing capacity, net of letters of credit, of approximately $12 million. The Company repaid a portion of its borrowings under the Credit Agreement in January 1999 with proceeds of the offering of $75 million of 9 3/8 Senior Notes, as further described below, resulting in increased borrowing capacity of $47 million. (See Note 19).

The Credit Agreement limits the Company with respect to declaring or making cash dividend payments and prohibits the Company from declaring or making other distributions whether in cash, property, securities or a combination thereof, with respect to any shares of the Company's capital stock subject to certain exceptions, including an exception pursuant to which the Company will be permitted to pay cash dividends on its Common Stock in any fiscal year in an aggregate amount up to $15 million minus the aggregate amount of prepayments of the Pulse note during such fiscal year so long as no default in the payment of interest or fees has occurred thereunder. The Credit Agreement contains various other covenants and restrictions including, without limitation, the following: a limitation on the incurrence of additional indebtedness; a limitation on mergers, consolidations and sales of assets and acquisitions (other than mergers and consolidations with certain subsidiaries, sales of assets in the ordinary course of business, and acquisitions for which the consideration paid by the Company does not exceed $50 million individually or $150 million in the aggregate); a limitation on liens; a limitation on sale and leasebacks; a limitation on investments, loans and advances; a limitation on certain debt payments; a limitation on capital expenditures; a minimum interest expense coverage ratio; and a maximum leverage ratio. All debt incurred under the Credit Agreement is secured by substantially all of the assets of the Company and its domestic subsidiaries and is guaranteed by the Company's domestic subsidiaries.

The Credit Agreement contains customary events of default, including payment defaults, failure of representations to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and "change of control" of the Company.

Credit Agreement borrowings bear variable interest rates indexed to common indexes such as LIBOR. The weighted-average contractual interest rate on Credit Agreement borrowings was 6.71% on December 31, 1998. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31 1998, the notional value of interest rate swaps outstanding totaled $50 million and effectively changed the Company's interest rate from a variable rate to a fixed rate of 7.09%. The interest rate swap agreements mature in 2000 and 2001. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

Scheduled term loan principal repayments required under the Credit Agreement as of December 31, 1998 are as follows:

        Dollars in millions
--------------------------------------------
  1999                                $ 20.0
  2000                                  32.5
  2001                                  40.0
  2002                                  50.0
  2003                                  60.0
                                      ------
                                      $202.5
--------------------------------------------

9 3/8% Senior Notes Due June 2005

In June 1995 the Company issued $100 million of 9 3/8% Senior Notes due 2005 (the "Existing Notes"). In January 1999, the Company issued an additional $75 million of 9 3/8% Senior Notes due 2005 (the "Additional Notes"; the Existing Notes and the Additional Notes are collectively, the "Notes"). See "Subsequent Event" Note 19.

The terms of the Existing Notes and the Additional Notes are substantially the same, and the Existing Notes and the Additional Notes were issued pursuant to indentures that are substantially the same. The Notes bear interest at the rate of 9 3/8% and mature in June 2005. The net proceeds of the Existing Notes were used to prepay term loans outstanding under the then existing credit agreement. The net proceeds of the Additional Notes were used to repay the unsecured credit facility and to reduce revolving credit borrowings.

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

Unsecured Credit Facility

In October 1998, the Company obtained a $30 million unsecured credit facility from a group of commercial banks for the purpose of financing the Rockwell acquisition. At December 31, 1998, the interest rate on the note was 9.75% per annum. In January 1999, this facility was repaid with proceeds of the Additional Note offering. See "Subsequent Event" Note 19.

Pulse Note

As partial payment for the Pulse acquisition, the Company issued a $17.0 million note due January 31, 2004. Interest is payable semiannually and accrues at 9.5% until February 1, 2001; and from February 1, 2001 until January 31, 2004, interest will accrue at the prime rate charged by Chase Manhattan Bank on December 31, 2000 plus 1%.

Comet Notes

In connection with the Comet acquisition, the Company issued notes totaling $12.2 million, of which unsecured notes totaling $6.2 million were delivered by the Company and a note in the amount of $6 million was delivered by a subsidiary of the Company and secured by the acquired assets. The notes bore interest at the rate of 10% per annum and were scheduled to mature on October 8, 1999. These notes were repaid in January 1999 (See Note 19).

Capitalized debt issuance costs of $4.8 million, net of accumulated amortization, are being amortized over the terms of the borrowings.

6. EMPLOYEE BENEFIT PLANS

                                                         PENSION PLANS       POSTRETIREMENT PLAN
                Dollars in thousands                  -------------------    -------------------
      AS OF OR FOR THE YEAR ENDED DECEMBER 31           1998       1997        1998       1997
------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
  Benefit (obligation) at beginning of year.........  $(39,424)   (34,126)   $(17,750)  $(14,980)
  Service cost......................................    (1,363)    (1,176)       (300)      (289)
  Interest cost.....................................    (2,904)    (2,720)     (1,273)    (1,226)
  Participant contribution..........................       (32)       (35)
  Actuarial gain (loss).............................    (4,796)    (3,964)     (1,348)    (1,526)
  Plan amendments...................................    (1,480)    (1,025)
  Benefits paid.....................................     2,725      2,797         392        271
  Effect of currency rate changes...................     1,748        825
                                                      ------------------------------------------
     Benefit (obligation) at end of year............  $(45,526)  $(39,424)   $(20,279)  $(17,750)
                                                      ------------------------------------------
                                                      ------------------------------------------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year....  $ 37,884   $ 33,702          --         --
  Actual return on plan assets......................     5,335      5,519
  Employer contribution.............................     3,688      2,550
  Participant contribution..........................        32         35
  Administrative expenses...........................      (116)      (213)
  Benefits paid.....................................    (2,725)    (2,797)
  Effect of currency rate changes...................    (1,741)      (912)
                                                      ------------------------------------------
     Fair value of plan assets at end of year.......  $ 42,357   $ 39,884          --         --
                                                      ------------------------------------------
                                                      ------------------------------------------
FUNDED STATUS
  Funded status at year end.........................  $ (3,169)  $ (1,540)   $(20,279)  $(17,750)
  Unrecognized net actuarial (gain) loss............     2,111       (261)      3,960      2,856
  Unrecognized prior service cost...................     3,151      2,162        (221)      (290)
  Unrecognized transition obligation................                              302        324
                                                      ------------------------------------------
     Prepaid (accrued) benefit cost.................  $  2,093   $    361    $(16,238)  $(14,860)
                                                      ------------------------------------------
                                                      ------------------------------------------

                                                  PENSION PLANS             POSTRETIREMENT PLAN
                                           ---------------------------    ------------------------
                                            1998      1997      1996       1998     1997     1996
--------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST
  Service cost...........................  $ 1,505   $ 1,305   $ 1,054    $  340   $  289   $  267
  Interest cost..........................    2,904     2,675     2,394     1,351    1,226      935
  Expected return on assets..............   (3,717)   (4,463)   (2,482)
  Net amortization/deferrals.............      755     1,865       302       195      155       13
  Special event..........................                          696
                                           -------------------------------------------------------
     Net periodic benefit cost...........  $ 1,447   $ 1,382   $ 1,964    $1,886   $1,670   $1,215
                                           -------------------------------------------------------
                                           -------------------------------------------------------
ASSUMPTIONS
  Discount rate..........................     6.75%     7.25%     8.50%     6.75%    7.25%    7.50%
  Expected rate of return................    10.00      9.25      9.25        --       --       --
--------------------------------------------------------------------------------------------------

The Company sponsors defined benefit pension plans which cover substantially all union employees and certain non-union Canadian employees and provide pension benefits of stated amounts for each year of service of the employee. In connection with the establishment of the ESOP (see Note 7) in January 1995, the pension plan for U.S. salaried employees was modified to eliminate any credit (or accrual) for current service costs for any future periods, effective March 31, 1995. The Company's 401(k) savings plan was also amended to provide for the Company's future matching contributions to be made to the ESOP in the form of the Company's Common Stock. The Company's funding methods, which are primarily based on the ERISA requirements, differ from those used to recognize pension expense, which is primarily based on the projected unit credit method, in the accompanying financial statements. Within the analysis above, the pension plan for U.S. salaried employees has a benefit obligation of $22,338 and plan assets of $20,708 as of December 31, 1998. In 1996, as the result of an early retirement package offered to certain union employees, the Company incurred a charge of $696,000 reflected as a special event.

In addition to providing pension benefits, the Company had provided certain unfunded postretirement health care and life insurance benefits for substantially all U.S. employees. In conjunction with the establishment of the ESOP in January 1995 (see Note 7), the postretirement health care and life insurance benefits for salaried employees were modified to discontinue benefits for employees who had not attained the age of 50 by March 31, 1995. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

A one percentage point increase in the assumed health care cost trend rates for each future year increases annual postretirement benefit expense by $290,832 and the accumulated postretirement benefit obligation by $3.3 million. A one percentage point decrease in the assumed health care cost trend rates for each future year decreases annual postretirement benefit expense by $230,163 and the accumulated postretirement benefit obligation by $2.6 million.

7. EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (ESOP)

Effective January 31, 1995, the Company established the ESOP to enable participating employees to obtain ownership interests in the Company. Employees eligible to participate in the ESOP primarily include the salaried U.S. employees and, as described in Note 6, the ESOP contributions are intended to supplement or replace other salaried employee benefit plans.

In connection with the establishment of the ESOP, the Company made a $140 million loan to the ESOP, which was used to purchase 9,336,000 shares of the Company's outstanding common stock. The ESOP loan initially had a term of 50 years with interest at 8.5% and was collateralized by the shares purchased by the ESOP. Company contributions to the ESOP will be used to repay the ESOP loan's annual debt service requirements of approximately $12 million. The Company is obligated to contribute amounts sufficient to repay the ESOP loan. The ESOP uses such Company contributions to repay the ESOP loan. Approximately 187,000 shares were to be allocated annually to participants over a 50-year period. These transactions occur simultaneously and, for accounting purposes, offset each other. Unearned ESOP shares of $128.5 million at December 31, 1998, is reflected as a reduction in shareholders' equity in the accompanying financial statements and will be amortized to compensation expense coterminous with the ESOP loan. Total compensation expense recognized for allocated ESOP shares were $4.5 million, $3.2 million and $2.9 million in 1998, 1997 and 1996, respectively.

8. INCOME TAXES

The provision for income taxes consisted of the following:

                         YEAR ENDED DECEMBER 31
DOLLARS IN THOUSANDS    1998      1997      1996
--------------------------------------------------
Current taxes
  Federal              $19,629   $18,490   $17,498
  State                  1,330     1,849     2,138
  Foreign               10,537     6,494     2,372
                       ---------------------------
                        31,496    26,833    22,008
Deferred taxes
  Federal               (1,964)   (1,375)   (2,432)
  State                   (282)     (137)     (278)
  Foreign               (1,689)   (1,994)    1,625
                       ---------------------------
                        (3,935)   (3,506)   (1,085)
                       ---------------------------
     Total provision   $27,561   $23,327   $20,923
--------------------------------------------------

The 1998 provision excludes a $2.0 million income tax effect on the extraordinary loss (see Note 9) related to the early extinguishment of certain debt obligations.

The components of income before taxes on income for U.S. and foreign operations, primarily Canada, were $49.9 million and $22.6 million, respectively, for 1998, $47.9 million and $12.7 million, respectively, for 1997, and $42.4 million and $11.3 million, respectively, for 1996.

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate is provided below:

                         YEAR ENDED DECEMBER 31
                         1998     1997     1996
------------------------------------------------
U. S. federal statutory
  rate                   35.0%    35.0%    35.0%
State taxes               2.1      2.7      3.5
Foreign                    .9       .8       .5
                         -----------------------
  Effective rate         38.0%    38.5%    39.0%
------------------------------------------------

The sources of deferred income taxes were as follows:

                         YEAR ENDED DECEMBER 31
DOLLARS IN THOUSANDS    1998      1997      1996
--------------------------------------------------
Deferred debt costs    $(1,673)
ESOP                    (1,513)  $(1,150)  $  (919)
Depreciation              (964)      176       782
Postretirement
  benefits                (593)     (851)     (171)
Inventory                 (350)      451    (1,450)
Accrued warranty         1,157    (1,697)     (497)
Pension                     31       958      (319)
Other liabilities and
  reserves                 (30)   (1,393)    1,489
                       ---------------------------
  Deferred tax
     benefits          $(3,935)  $(3,506)  $(1,085)
--------------------------------------------------

Components deferred tax assets and liabilities were as follows:

                               DECEMBER 31
   DOLLARS IN THOUSANDS      1998      1997
---------------------------------------------
ESOP                        $ 4,539   $ 3,026
Postretirement benefits       3,508     2,915
Inventory                     3,461     3,111
Accrued warranty              3,021     4,178
Deferred debt costs           1,673
Pension                         749       780
Depreciation                 (7,458)   (8,422)
Other                            50        20
                            -----------------
  Net deferred tax asset    $ 9,543   $ 5,608
---------------------------------------------

9. EXTRAORDINARY ITEM

In June 1998, the Company refinanced its credit agreement and subsequently amended the agreement in October 1998. This resulted in a write off of previously deferred financing costs of approximately $3.3 million, net of tax, ($.13 per diluted share) which has been reported as an extraordinary item.

10. EARNINGS PER SHARE

The computation of earnings per share is as follows:

  DOLLARS IN THOUSANDS,       YEAR ENDED DECEMBER 31
     EXCEPT PER SHARE        1998      1997      1996
-------------------------------------------------------
BASIC
Income before
  extraordinary item
  applicable to common
  shareholders              $44,969   $37,263   $32,725
Divided by
  Weighted average shares
    outstanding              25,081    25,693    28,473
  Basic earnings per share
    before extraordinary
  item                        $1.79     $1.45     $1.15
-------------------------------------------------------
DILUTED
Income before
  extraordinary item
  applicable to common
  shareholders              $44,969   $37,263   $32,725
Divided by sum of
  Weighted average shares
    outstanding              25,081    25,693    28,473
  Conversion of dilutive
    stock options               627       480
                            -------------------------
    Diluted shares
      outstanding            25,708    26,173    28,473
    Diluted earnings per
      share before
      extraordinary item      $1.75     $1.42     $1.15
-------------------------------------------------------

Options to purchase .2 million, .5 million and 2.2 million shares of common stock were outstanding in 1998, 1997, and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares.

11. STOCK-BASED COMPENSATION PLANS

STOCK OPTIONS Under the 1995 Stock Incentive Plan, as amended in 1998, the Company may grant options to employees of Westinghouse Air Brake Company and Subsidiaries for up to 4.7 million shares of Westinghouse Air Brake Company Common Stock. The 1998 amendment increased the number of stock options available for grant, from 3.1 million to 4.7 million. Options to purchase approximately
3.8 million shares of Westinghouse Air Brake Company Common Stock under the plan have been granted to employees of Westinghouse Air Brake Company at, or in excess of, fair market value at the date of grant.

Generally, the options become exercisable over three and five-year vesting periods and expire ten years from the date of grant.

As part of a long-term incentive program, in 1998 and 1996 the Company granted options to purchase up to 500,020 and 684,206 shares, respectively, to certain executives under the 1995 Stock Incentive Plan. The option price per share is the greater of the market value of the stock on the date of grant or $20 and $14, respectively. The options vest 100% after eight years and are subject to accelerated vesting after three years if the Company achieves certain earnings targets as established by the compensation committee of the board of directors.

The Company also has a nonemployee directors stock option plan under which 100,000 shares of common stock are reserved for issuance at a price not less than $14. Through year-end 1998, the Company granted nonstatutory stock options to nonemployee directors to purchase a total of 35,000 shares.

EMPLOYEE STOCK PURCHASE PLAN In 1998, the Company adopted an employee stock purchase plan (ESPP). The ESPP has 500,000 shares available for issuance. Participants purchase the Corporation's Common Stock at 85% of the lesser of fair market value on the first or last day of each offering period. Shares issued pursuant to the ESPP in 1998 were 6,998 shares and the average purchase price per share was $16.575.

The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized under these plans. Had compensation expense for these plans been determined based on the fair value at the grant dates for awards, the Company's net income and earnings per share would be as set forth in the following table. For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options' vesting period.

DOLLARS IN THOUSANDS,    YEAR ENDED DECEMBER 31
  EXCEPT PER SHARE      1998      1997      1996
--------------------------------------------------
Net income
  As reported          $41,654   $37,263   $32,725
  Pro forma             38,324    34,007    31,117
Diluted earnings per
  share
     As reported       $  1.62   $  1.42   $  1.15
     Pro forma            1.49      1.30      1.09
--------------------------------------------------

Since compensation expense associated with option grants would be recognized over the vesting period, the initial impact of applying SFAS No. 123 on pro forma net income is not representative of the potential impact on pro forma net income in future years. In each subsequent year, pro forma compensation expense would include the effect of recognizing a portion of compensation expense from multiple awards.

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                          YEAR ENDED DECEMBER 31
                          1998     1997     1996
-------------------------------------------------
Dividend yield             .20%     .23%     .32%
Risk-free interest rate   4.56     5.80     6.25
Stock price volatility   29.10    29.22    30.43
Expected life (years)      5.0      5.3      7.3
-------------------------------------------------

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

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                               1998                    1997                    1996
                                       ---------------------   ---------------------   ---------------------
                                                    WEIGHTED                WEIGHTED                WEIGHTED
                                                    AVERAGE                 AVERAGE                 AVERAGE
                                                    EXERCISE                EXERCISE                EXERCISE
                                        OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
------------------------------------------------------------------------------------------------------------
Beginning of year....................   2,778,443    $14.64     2,222,456    $13.63     1,279,500    $14.00
Granted..............................     813,520     20.99       748,126     17.84       958,956     13.14
Exercised............................    (169,025)    14.39      (135,139)    13.75
Canceled.............................    (134,951)    15.86       (57,000)    14.00       (16,000)    14.00
                                       ----------              ----------              ----------
End of year..........................   3,287,987     16.29     2,778,443     14.64     2,222,456     13.63
                                       ==========              ==========              ==========
Exercisable at end of year...........   1,148,134                 671,971                 332,992
Available for future grant...........   1,107,849                 186,418                 877,544
Weighted average fair value of
  options granted during the year....       $8.98                   $8.07                   $4.05
------------------------------------------------------------------------------------------------------------

Exercise prices for options outstanding as of December 31, 1998 ranged from $11.00 to $27.66 The weighted-average remaining contractual life of those options is 8 years.

RESTRICTED STOCK AWARD In 1998, the Company granted 15,000 shares of restricted Common Stock to an officer. The shares vest according to a vesting schedule over a three-year period. The grant date market value totaled $372 thousand and is being amortized to expense over the vesting period. Unamortized compensation is recorded as a component of shareholders' equity.

EXECUTIVE RETIREMENT PLAN Under the 1997 Executive Retirement Plan, the Company may award its Common Stock to certain employees including certain executives who do not participate in the ESOP. Through December 31, 1998, 19,555 shares have been awarded with a fair market value of approximately $400 thousand.

With respect to the Restricted Stock Award and the Executive Retirement Plan, compensation expense is recognized in the consolidated statement of operations.

12. OPERATING LEASES

Minimum annual rentals payable under noncancelable leases in each of the next five years and beyond are as follows:

         Dollars in millions
--------------------------------------------
1999                                   $ 3.2
2000                                     2.6
2001                                     2.2
2002                                     1.2
2003                                      .7
Thereafter                               2.1
                                       -----
                                       $12.0
--------------------------------------------

Rental expense under all leases was approximately $3.8 million, $3.3 million and $2.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Operating leases relate principally to facilities, transportation equipment and communication systems.

13. STOCK REPURCHASE

In March 1997, the Company repurchased from Scandinavian Incentive Holdings, B.V., ("SIH"), 4 million shares of the Company's Common Stock for an aggregate purchase price of $44 million plus fees and expenses of approximately $2 million (the "Redemption"). The Redemption was effected pursuant to a Redemption Agreement (the "Redemption Agreement") dated as of March 5, 1997 among the Company, SIH and Incentive AB, the sole shareholder of SIH. Concurrently therewith, SIH sold its remaining 6 million shares of WABCO Common Stock to investors consisting of Vestar Equity Partners, L.P., Charlesbank Capital Partners, LLC, f/k/a Harvard

Private Capital Holdings, Inc., American Industrial Partners Capital Fund II, L.P. and certain members of management of the Company (the "Management Purchasers") for a purchase price of $11 per share in cash, pursuant to a Stock Purchase Agreement dated as of March 5, 1997, which sale was effective as of March 31, 1997 (the "SIH Purchase").

To finance the Redemption, the Company amended its Credit Agreement to increase the revolving credit availability by $15 million (from $125 million to $140 million) and to obtain a waiver of the requirement to make a prepayment in an aggregate principal amount equal to 50% of excess cash flow for 1996, or approximately $11.5 million. The Company obtained consents from record owners as of March 3, 1997 of the Existing Notes to certain amendments to a covenant contained in the Indenture dated as of June 20, 1995 among the Company, as issuer, and The Bank of New York, as trustee, pursuant to which the Notes were issued (the "Indenture"). The Company borrowed $46 million to fund the Redemption and related expenses.

The following presents the Company's results for the year ended December 31, 1997 on a pro forma basis as if the stock repurchase had occurred on January 1, 1997:

IN THOUSANDS, EXCEPT PER SHARE  REPORTED   PRO FORMA
----------------------------------------------------
Net income                      $37,263     $36,774
Basic earnings per share           1.45        1.49
Diluted earnings per share         1.42        1.46
Average shares used for Basic    25,693      24,718
  Diluted                        26,173      25,198
----------------------------------------------------

14. STOCKHOLDERS' AND VOTING TRUST AGREEMENTS

As of December 31, 1998, the approximate ownership interests in the Company's common stock are held by management and the ESOP (58%), the investors referred to in Note 13 (17%), and all others including public shareholders (25%). The investors referred to in Note 13 and certain members of senior management purchased 6 million shares of WABCO common stock from SIH. The seller is a successor in interest to Incentive AB (a Swedish corporation) which acquired Investment AB Cardo, an original equity owner at the time of the 1990 acquisition of the Railway Products Group of American Standard, Inc. ("1990 Acquisition"). A Stockholders Agreement exists between management and the investors referred to in Note 13 that provides for, among other things, the composition of the Board of Directors as long as certain minimum stock ownership percentages are maintained, restrictions on the disposition of shares and rights to request the registration of the shares.

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

The shares held by the ESOP (established January 31, 1995) are subject to the terms of the related ESOP Loan Agreement, Employee Stock Ownership Trust Agreement, Employee Stock Ownership Plan and the Pledge Agreement. The ESOP is further described in Note 7.

15. PREFERRED STOCK

The Company's authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company's shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 1998 and 1997 there was no preferred stock issued or outstanding.

16. COMMITMENTS AND CONTINGENCIES

Under the terms of the purchase agreement and related documents for the 1990 Acquisition, American Standard, Inc. ("ASI"), has indemnified the Company for certain items including, among others, environmental claims. The indemnification provisions of the agreement expire at various dates through 2000. If ASI was unable to honor or meet these indemnifications, the Company would be responsible for such items. In the opinion of management, ASI currently has the ability to meet its indemnification obligations. ASI has not disputed any coverage or reimbursement under these provisions.

The Company, through one of its operating subsidiaries, has been named, along with other parties, as a Potentially Responsible Party (PRP) under the North Carolina Inactive Sites Response Act because of an alleged release or threat of release of hazardous substances at the "Old James Landfill" site in North Carolina. The Company believes that any costs associated with the cleanup activities at this site which it may be held responsible for, if any, are covered by (a) the ASI indemnification referred to above, as ASI previously owned 50% of the subsidiary and (b) a related insurance policy which expires January 2002 for environmental claims provided by the other former 50% owner of the involved operating subsidiary. The Company has submitted a claim under the policy for any costs of clean up imposed on or incurred by the Company in connection with the "Old James Landfill" and Rocky Mountain International Insurance, Ltd. has acknowledged coverage under the policy, subject to the stated policy exclusions. In addition, management believes that such costs, if any, attributable to the Company will not be material and, therefore, has not established a reserve for such costs.

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

On February 12, 1999, GE Harris Railway Electronics, LLC and GE Harris Railway Electronic Services, LLC (collectively, "GE Harris") brought suit against the Company for alleged patent infringement and unfair competition related to a communications system installed in one of the Company's products. GE Harris is seeking to prohibit the Company from future infringement and is seeking an unspecified amount of money damages to recover, in part, royalties. While this lawsuit is in the earliest stages, the Company believes the technology developed by the Company does not infringe on the GE Harris patents.

From time to time the Company is involved in litigation relating to claims arising out of its operations in the ordinary course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its financial condition, results of operations or liquidity. The Company historically has not been required to pay any material liability claims.

17. SEGMENT INFORMATION

WABCO has three reportable segments -- Railroad Group, Transit Group and Molded Products Group. The key factors used to identify these reportable segments are the organization and alignment of the Company's internal operations, the nature of the products and services and customer type. The business segments are:

RAILROAD GROUP consists of products geared to the production of freight cars and locomotives, including braking control equipment and train coupler systems and operating freight railroads. Revenues are derived from OEM and aftermarket sales and from repairs and services.

TRANSIT GROUP consists of products for passenger transit vehicles (typically subways, rail and busses) that include braking and monitoring systems, climate control and door equipment that are engineered to meet individual customer specifications. Revenues are derived from OEM and aftermarket sales as well as from repairs and services.

MOLDED PRODUCTS GROUP include manufacturing and distribution of brake shoes and other rubberized products. Revenues are generally derived from the aftermarket.

The Company evaluates its business segments' operating results based on income from operations. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges. Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the below tables are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

Segment financial information for 1998 is as follows:

                                                               MOLDED
                                      RAILROAD    TRANSIT     PRODUCTS    CORPORATE
           IN THOUSANDS                GROUP       GROUP       GROUP      ACTIVITIES     TOTAL
------------------------------------------------------------------------------------------------
Sales to external customers.......    $388,797    $211,801    $ 70,311                  $670,909
Intersegment sales................      14,137       1,276       8,805     $(24,218)
                                      ----------------------------------------------------------
     Total sales..................    $402,934    $213,077    $ 79,116     $(24,218)    $670,909
                                      ==========================================================
Income from operations............    $ 78,987    $ 16,047    $ 20,713     $(11,081)    $104,666
Interest expense and other........                                           32,136       32,136
                                      ----------------------------------------------------------
  Income before income taxes and
     extraordinary item...........    $ 78,987    $ 16,047    $ 20,713     $(43,217)    $ 72,530
                                      ==========================================================
Depreciation and amortization.....    $  7,401    $  4,742    $  1,952     $ 11,113     $ 25,208
Capital expenditures..............      12,111       8,470       5,393        2,983       28,957
Working capital...................      75,516      41,856       9,762      (31,723)      95,411
Segment assets....................     325,585     182,398      48,550       39,651      596,184
------------------------------------------------------------------------------------------------

Segment financial information for 1997 is as follows:

                                                               MOLDED
                                      RAILROAD    TRANSIT     PRODUCTS    CORPORATE
           IN THOUSANDS                GROUP       GROUP       GROUP      ACTIVITIES     TOTAL
------------------------------------------------------------------------------------------------
Sales to external customers.......    $310,295    $189,541    $ 64,605                  $564,441
Intersegment sales................       8,977       1,247       7,323     $(17,547)
                                      ----------------------------------------------------------
     Total sales..................    $319,272    $190,788    $ 71,928     $(17,547)    $564,441
                                      ==========================================================
Income from operations............    $ 63,840    $ 19,907    $ 18,364     $(12,136)    $ 89,975
Interest expense and other........                                           29,385       29,385
                                      ----------------------------------------------------------
  Income before income taxes and
     extraordinary item...........    $ 63,840    $ 19,907    $ 18,364     $(41,521)    $ 60,590
                                      ==========================================================
Depreciation and amortization.....    $  6,284    $  4,168    $  2,029     $ 12,143     $ 24,624
Capital expenditures..............      19,236       5,341       3,254        1,365       29,196
Working capital...................      42,485      29,553       8,401      (31,720)      48,719
Segment assets....................     175,586     149,669      42,865       42,759      410,879
------------------------------------------------------------------------------------------------

Segment financial information for 1996 is as follows:

                                                                     MOLDED
                                              RAILROAD   TRANSIT    PRODUCTS   CORPORATE
                IN THOUSANDS                   GROUP      GROUP      GROUP     ACTIVITIES    TOTAL
----------------------------------------------------------------------------------------------------
Sales to external customers.................  $294,021   $100,902   $58,589                 $453,512
Intersegment sales..........................    12,707        863     6,089     $(19,659)
                                              ------------------------------------------------------
     Total sales............................  $306,728   $101,765   $64,678     $(19,659)   $453,512
                                              ======================================================
Income from operations......................  $ 62,839   $ 12,865   $15,057     $(11,043)   $ 79,718
Interest expense and other..................                                      26,070      26,070
                                              ------------------------------------------------------
  Income before income taxes and
     extraordinary item.....................  $ 62,839   $ 12,865   $15,057     $(37,113)   $ 53,648
                                              ======================================================
Depreciation and amortization...............  $  5,893   $  2,785   $ 1,563     $ 12,008    $ 22,249
Capital expenditures........................     8,759      2,306     1,663          127      12,855
Working capital.............................    46,705     21,862     7,922      (28,313)     48,176
Segment assets..............................   157,768    117,274    40,890       47,304     363,236
----------------------------------------------------------------------------------------------------

The following geographic area data include trade revenues based on product shipment destination and long-lived assets consists of plant, property and equipment, net of depreciation, that are resident in their respective countries.

                                              SALES                       LONG-LIVED ASSETS
          In thousands            ------------------------------    -----------------------------
     YEAR ENDED DECEMBER 31         1998       1997       1996        1998       1997      1996
-------------------------------------------------------------------------------------------------
United States...................  $486,010   $421,057   $333,405    $ 78,720   $ 71,030   $63,348
Canada..........................    74,066     72,618     76,301      38,775     34,529    30,178
Other international.............   110,833     70,766     43,806       7,486      2,808     2,318
                                  ---------------------------------------------------------------
     Total......................  $670,909   $564,441   $453,512    $124,981   $108,367   $95,844
-------------------------------------------------------------------------------------------------

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments approximate their related carrying values, except for the following:

                           1998            1997
                       -------------   -------------
                       CARRY   FAIR    CARRY   FAIR
 DOLLARS IN MILLIONS   VALUE   VALUE   VALUE   VALUE
----------------------------------------------------
9 3/8% Senior Notes    $(100)  $(106)  $(100)  $(106)
Unsecured credit
  facility               (30)    (30)     --      --
Note Payable-Pulse
  9 1/2%                 (17)    (18)    (17)    (18)
Comet Notes              (10)    (10)     --      --
Interest rate swaps       --      (1)     --      (1)
----------------------------------------------------

Fair values of the fixed rate obligations were estimated using discounted cash flow analyses. The fair value of the Company's interest rate swaps (see Note 5) were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the swap agreements.

19. SUBSEQUENT EVENT

In January 1999, WABCO completed the private placement of $75 million of 9 3/8% Senior Notes which mature in 2005. The Senior Notes were issued at a premium resulting in an effective rate of 8.5%. The issuance improved WABCO's financial liquidity by i) using a portion of the proceeds to repay $30 million of debt associated with the RRE acquisition that bore interest at 9.56%; ii) using a portion of the proceeds to repay variable-rate revolving credit borrowings thereby increasing amounts available under the revolving credit facility; and
iii) repay the remaining unpaid principal of $10.2 million from the Comet acquisition. As result of the issuance, the Company will write-off previously capitalized debt issuance costs of approximately $.02 per diluted share, in the first quarter of 1999.

20. SELECTED QUARTERLY FINANCIAL DATA

                                                                     (UNAUDITED)
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
    DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA       QUARTER    QUARTER    QUARTER    QUARTER
-----------------------------------------------------------------------------------------------
1998
Net sales...........................................  $158,136   $172,052   $160,476   $180,245
Operating income....................................    24,755     26,084     25,181     28,646
Income before taxes.................................    17,513     18,871     17,493     18,653
Income before extraordinary item....................    10,858     11,700     10,846     11,565
Net income..........................................    10,858      8,970     10,846     10,980
Diluted earnings per common share before
  extraordinary item................................      0.42       0.45       0.42       0.45
Diluted earnings per common share...................      0.42       0.34       0.42       0.43
1997
Net sales...........................................  $136,508   $138,066   $142,761   $147,106
Operating income....................................    22,542     22,784     22,036     22,613
Income before taxes.................................    15,719     15,279     14,486     15,106
Net income..........................................     9,589      9,320      8,836      9,518
Diluted earnings per common share...................      0.34       0.37       0.35       0.37
-----------------------------------------------------------------------------------------------

In the second quarter of 1998, the Company refinanced its credit agreement and wrote-off deferred financing costs of approximately $2.7 million, net of tax, or $.11 per diluted share. In the fourth quarter of 1998, the Company amended its credit agreement and wrote-off deferred financing costs of approximately $.6 million, net of tax, or $.02 per diluted share. Such charges were recorded as extraordinary items.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTINGHOUSE AIR BRAKE COMPANY

                                          By /s/ WILLIAM E. KASSLING

                                            ------------------------------------
                                              William E. Kassling, Chief
                                             Executive Officer
                                          Date: February 18, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

            SIGNATURE AND TITLE                                     DATE
            -------------------                                     ----

/s/ WILLIAM E. KASSLING                                      February 18, 1999
--------------------------------------------
William E. Kassling, Chairman of the Board,
and Chief Executive Officer

/s/ ROBERT J. BROOKS                                         February 18, 1999
--------------------------------------------
Robert J. Brooks, Chief Financial Officer,
Chief Accounting Officer and Director

/s/ JAMES C. HUNTINGTON, JR.                                 February 18, 1999
--------------------------------------------
James C. Huntington, Director

/s/ KIM G. DAVIS                                             February 18, 1999
--------------------------------------------
Kim G. Davis, Director

/s/ EMILIO A. FERNANDEZ                                      February 18, 1999
--------------------------------------------
Emilio A. Fernandez, Director

/s/ JAMES V. NAPIER                                          February 18, 1999
--------------------------------------------
James V. Napier, Director

/s/ JAMES P. KELLEY                                          February 18, 1999
--------------------------------------------
James P. Kelley, Director

/s/ GREGORY T. H. DAVIES                                     February 18, 1999
--------------------------------------------
Gregory T. H. Davies, President,
Chief Operating Officer and Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF
WESTINGHOUSE AIR BRAKE COMPANY:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Westinghouse Air Brake Company included in this Form 10-K, and have issued our report thereon dated February 17, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial date required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 17, 1999

                                                                     SCHEDULE II

                         WESTINGHOUSE AIR BRAKE COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR EACH OF THE THREE YEARS ENDED DECEMBER 31

                                         BALANCE AT      CHARGED/       CHARGED TO     DEDUCTIONS      BALANCE
                                        BEGINNING OF   (CREDITED) TO      OTHER           FROM        AT END OF
         DOLLARS IN THOUSANDS              PERIOD         EXPENSE      ACCOUNTS (1)   RESERVES (2)     PERIOD
---------------------------------------------------------------------------------------------------------------
1998
Accrued warranty......................    $12,851         $6,238          $4,936         $11,368       $12,657
Allowance for doubtful accounts.......      2,045            528             712             428         2,857
1997
Accrued warranty......................    $ 8,172         $9,893          $2,281         $ 7,495       $12,851
Allowance for doubtful accounts.......      1,347            812              36             150         2,045
1996
Accrued warranty......................    $ 3,655         $5,459          $3,802         $ 4,744       $ 8,172
Allowance for doubtful accounts.......        831            406             210             100         1,347
---------------------------------------------------------------------------------------------------------------

(1) Reserves of acquired companies

(2) Actual disbursements and/or charges

                               INDEX TO EXHIBITS

                                                                         FILING METHOD
                                                                         -------------
 3.1     Restated Certificate of Incorporation of the Company dated
         January 30, 1995, as amended March 30, 1995                           2
 3.2     Amended and Restated By-Laws of the Company, effective March
         31, 1997                                                              5
 4.1     Form of Indenture between the Company and The Bank of New
         York with respect to the public offering of $100,000,000 of
         9 3/8% Senior Notes due 2005                                          2
 4.2     Form of Note (included in Exhibit 4.1)
 4.3     First Supplemental Indenture dated as of March 21, 1997
         between the Company and The Bank of New York                          6
 4.4     Indenture dated as of January 12, 1999 by and between the
         Company and The Bank of New York with respect to the private offering of $75,000,000 of 9 3/8% Senior Notes due 2005,
         Series B                                                              1
 4.5     Form of Note (included in Exhibit 4.4)                                1
 9       Second Amended WABCO Voting Trust/Disposition Agreement
         dated as of December 13, 1995 among the Management Investors
         (Schedules and Exhibits omitted)                                      3
10.1     Westinghouse Air Brake Company Employee Stock Ownership Plan
         and Trust, effective January 31, 1995                                 2
10.2     ESOP Loan Agreement dated January 31, 1995 between
         Westinghouse Air Brake Company Employee Stock Ownership
         Trust ("ESOT") and the Company (Exhibits omitted)                     2
10.3     Employee Stock Ownership Trust Agreement dated January 31,
         1995 between the Company and U.S. Trust Company of
         California, N.A.                                                      2
10.4     Pledge Agreement dated January 31, 1995 between ESOT and the
         Company                                                               2
10.5     Credit Agreement dated as of June 30, 1998, and Amended and
         Restated as of October 2, 1998 among the Company, various
         financial institutions, The Chase Manhattan Bank, Chase
         Manhattan Bank Delaware, and The Bank of New York (Schedules
         and Exhibits omitted)                                                 1
10.6     Amended and Restated Stockholders Agreement dated as of
         March 5, 1997 among the RAC Voting Trust ("Voting Trust"),
         Vestar Equity Partners, L.P., Charlesbank Capital Partners
         f/k/a Harvard Private Capital Holdings, Inc. ("Charles"),
         American Industrial Partners Capital Fund II, L.P. ("AIP")
         and the Company                                                       6
10.7     Common Stock Registration Rights Agreement dated as of
         January 31, 1995 among the Company, Scandinavian Incentive
         Holding B.V. ("SIH"), Voting Trust, Vestar Capital, Pulse
         Electronics, Inc., Pulse Embedded Computer Systems, Inc.,
         the Pulse Shareholders and ESOT (Schedules and Exhibits
         omitted)                                                              2
10.8     Indemnification Agreement dated January 31, 1995 between the
         Company and the Voting Trust trustees                                 2
10.9     Agreement of Sale and Purchase of the North American
         Operations of the Railway Products Group, an operating
         division of American Standard Inc., dated as of 1990 between
         Rail Acquisition Corp. and American Standard Inc. (only
         provisions on indemnification are reproduced)                         2
10.10    Letter Agreement (undated) between the Company and American
         Standard Inc. on environmental costs and sharing                      2

                                                                         FILING METHOD
                                                                         -------------
10.11    Purchase Agreement dated as of June 17, 1992 among the
         Company, Schuller International, Inc., Manville Corporation
         and European Overseas Corporation (only provisions on
         indemnification are reproduced)                                       2
10.12    Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse
         Electronics, Inc., Pulse Embedded Computer Systems, Inc. and
         the Pulse Shareholders (Schedules and Exhibits omitted)               2
10.13    License Agreement dated as of December 31, 1993 between SAB
         WABCO Holdings B.V. and the Company                                   2
10.14    Letter Agreement dated as of January 19, 1995 between the
         Company and Vestar Capital Partners, Inc.                             2
10.15    Westinghouse Air Brake Company 1995 Stock Incentive Plan, as
         amended                                                               1
10.16    Westinghouse Air Brake Company 1995 Non-Employee Directors'
         Fee and Stock Option Plan                                             1
10.17    Form of Employment Agreement between William E. Kassling and
         the Company                                                           2
10.18    Letter Agreement dated as of January 1, 1995 between the
         Company and Vestar Capital Partners, Inc.                             2
10.19    Form of Indemnification Agreement between the Company and
         Authorized Representatives                                            2
10.20    Share Purchase Agreement between Futuris Corporation Limited
         and the Company (Exhibits omitted)                                    2
10.21    Purchase Agreement dated as of September 19, 1996 by and
         among Mark IV Industries, Inc., Mark IV PLC, and W&P Holding
         Corp. (Exhibits and Schedules omitted) (Originally filed as
         Exhibit No. 2.01)                                                     4
10.22    Purchase Agreement dated as of September 19,1996 by and
         among Mark IV Industries Limited and Westinghouse Railway
         Holdings (Canada) Inc. (Exhibits and Schedules omitted)
         (Originally filed as Exhibit No. 2.02)                                4
10.23    Amendment No. 1 to Amended and Restated Stockholders
         Agreement dated as of March 5, 1997 among the Voting Trust,
         Vestar, Charles, AIP and the Company                                  6
10.24    Common Stock Registration Rights Agreement dated as of March
         5, 1997 among the Company, Charles, AIP and the Voting Trust          6
10.25    1998 Employee Stock Purchase Plan                                     1
10.26    Sale Agreement dated as of August 7, 1998 by and between
         Rockwell Collins, Inc. and the Company (Schedules and
         Exhibits omitted) (Originally filed as Exhibit No. 2.01)              7
10.27    Amendment No. 1 dated as of October 5, 1998 to Sale
         Agreement dated as of August 7, 1998 by and between Rockwell
         Collins, Inc. and the Company (Originally filed as Exhibit
         No. 2.02)                                                             7
21       List of subsidiaries of the Company                                   1
23       Consent of Arthur Andersen LLP                                        1
27       Financial Data Schedule                                               1
99       Annual Report on Form 11-K for the year ended December 31,
         1998 of the Westinghouse Air Brake Company Employee Stock
         Ownership Plan and Trust                                              1

FILING METHOD
-------------
      1          Filed herewith
      2          Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-90866)
      3          Filed as an exhibit to the Company's Annual Report on Form
                 10-K for the period ended December 31, 1995
      4          Filed as an exhibit to the Company's Current Report on Form
                 8-K, dated October 3, 1996
      5          Filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-39159)
      6          Filed as an exhibit to the Company's Annual Report on Form
                 10-K for the period ended December 31, 1997
      7          Filed as an exhibit to the Company's Current Report on Form
                 8-K, dated October 5, 1998