Form 10-Q
period 1999-03-31
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1999-05-07
CIK 943452

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

                  For the quarterly period ended MARCH 31, 1999

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

         As of April 26, 1999, 33,944,452 shares of Common Stock of the registrant were issued and outstanding, of which 8,477,571 shares were unallocated ESOP shares.



================================================================================

                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                            ---------
                PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements
                   Condensed Consolidated Balance Sheet as of March 31, 1999
                      and December 31, 1998                                                                     3
                   Condensed Consolidated Statement of Operations for the three
                      months ended March 31, 1999 and 1998                                                      4
                   Condensed Consolidated Statement of Cash Flows for the three
                      months ended March 31, 1999 and 1998                                                      5
                   Notes to Condensed Consolidated Financial Statements                                         6


Item 2.         Management's Discussion and Analysis of Financial Position and
                   Results of Operations                                                                        9

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                     12

                PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              12

Item 6.         Exhibits and Reports on Form 8-K                                                               12

                Signatures                                                                                     13

                         WESTINGHOUSE AIR BRAKE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                                        UNAUDITED
                                                                                                         MARCH 31    DECEMBER 31
Dollars in thousands, except par value                                                                       1999           1998
------------------------------------------------------------------------------------------------------------------------------------
                                                   ASSETS
       CURRENT ASSETS
       Cash                                                                                                $4,627         $3,323
       Accounts receivable                                                                                137,921        132,901
       Inventories                                                                                        107,703        103,560
       Other                                                                                               21,573         23,177
                                                                                                       ---------------------------
            Total current assets                                                                          271,824        262,961
       Property, plant and equipment                                                                      223,849        214,461
       Accumulated depreciation                                                                           (95,783)       (89,480)
                                                                                                       ---------------------------
            Property, plant and equipment, net                                                            128,066        124,981

       OTHER ASSETS
       Prepaid pension costs                                                                                6,526          5,724
       Goodwill                                                                                           151,797        151,658
       Other intangibles                                                                                   44,738         46,021
       Other noncurrent assets                                                                              6,509          4,839
                                                                                                       ---------------------------
            Total other assets                                                                            209,570        208,242
                                                                                                       ---------------------------
            Total Assets                                                                                 $609,460       $596,184
                                                                                                       ===========================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
       Current portion of long-term debt                                                                  $20,264        $30,579
       Accounts payable                                                                                    51,347         62,974
       Accrued income taxes                                                                                10,039          8,352
       Accrued interest                                                                                     5,240          1,616
       Customer deposits                                                                                   17,310         20,426
       Other accrued liabilities                                                                           46,562         43,603
                                                                                                       ---------------------------
            Total current liabilities                                                                     150,762        167,550

       Long-term debt                                                                                     450,226        437,238
       Reserve for postretirement benefits                                                                 16,543         16,238
       Accrued pension costs                                                                                3,911          3,631
       Other long-term liabilities                                                                          7,380          5,380
                                                                                                       ---------------------------
            Total liabilities                                                                             628,822        630,037

       SHAREHOLDERS' EQUITY
       Preferred stock, 1,000,000 shares authorized, no shares issued                                          --             --
       Common stock, $.01 par value; 100,000,000 shares authorized:
            47,426,600 shares issued                                                                          474            474
       Additional paid-in capital                                                                         108,066        107,720
       Treasury stock, at cost, 13,482,148 and 13,532,092 shares                                         (187,014)      (187,654)
       Unearned ESOP shares, at cost, 8,493,131 and 8,564,811 shares                                     (127,397)      (128,472)
       Retained earnings                                                                                  193,965        182,291
       Unamortized restricted stock award                                                                    (103)          (162)
       Accumulated other comprehensive income (loss)                                                       (7,353)        (8,050)
                                                                                                       ---------------------------
            Total shareholders' equity                                                                    (19,362)       (33,853)
                                                                                                       ---------------------------
            Liabilities and Shareholders' Equity                                                         $609,460       $596,184
                                                                                                       ===========================

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                               (UNAUDITED)
                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31
In thousands, except per share data                                                                        1999            1998
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                              $191,204        $158,136
Cost of sales                                                                                           129,659         106,340
                                                                                                     ----------------------------
     Gross profit                                                                                        61,545          51,796

Selling and marketing expenses                                                                            8,503           6,914
General and administrative expenses                                                                      12,828          11,584
Engineering expenses                                                                                      8,907           6,438
Amortization expense                                                                                      2,410           2,105
                                                                                                     ----------------------------
     Total operating expenses                                                                            32,648          27,041

     Income from operations                                                                              28,897          24,755

Other income and expenses
   Interest expense                                                                                       9,096           7,373
   Other expense (income), net                                                                               66            (131)
                                                                                                     ----------------------------
     Income before income taxes and extraordinary item                                                   19,735          17,513

Income taxes                                                                                              7,346           6,655
                                                                                                     ----------------------------
     Income before extraordinary item                                                                    12,389          10,858

Loss on early extinguishment of debt, net of tax                                                            469               -
                                                                                                     ----------------------------
     Net income                                                                                         $11,920         $10,858
                                                                                                     ============================

EARNINGS PER COMMON SHARE
   Basic
      Income before extraordinary item                                                                     $.49            $.43
      Extraordinary item                                                                                   (.02)             -
                                                                                                     ----------------------------
      Net income                                                                                           $.47            $.43
                                                                                                     ============================
   Diluted
      Income before extraordinary item                                                                     $.48            $.42
      Extraordinary item                                                                                   (.02)             -
                                                                                                     ----------------------------
      Net income                                                                                           $.46            $.42
                                                                                                     ============================

   Weighted Average Shares Outstanding
      Basic                                                                                              25,371          24,962
      Diluted                                                                                            25,776          25,669
                                                                                                     ============================

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                (UNAUDITED)
                                                                                                            THREE MONTHS ENDED
                                                                                                                  MARCH 31
In thousands                                                                                               1999            1998
---------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                                              $11,920         $10,858
Adjustments to reconcile net income to cash provided by operations
     Extraordinary loss on extinguishment of debt                                                           469
     Depreciation and amortization                                                                        6,785           6,384
     Provision for ESOP contribution                                                                      1,380           1,188
     Changes in operating assets and liabilities,
        net of acquisitions
         Accounts receivable                                                                             (5,427)        (11,327)
         Inventories                                                                                     (4,020)         (3,941)
         Accounts payable                                                                               (11,542)          5,407
         Accrued income taxes                                                                             1,882           5,038
         Accrued liabilities and customer deposits                                                        2,899            (443)
         Other assets and liabilities                                                                     1,569            (697)
                                                                                                     ----------------------------
              Net cash provided by operating activities                                                   5,915          12,467

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                                                      (6,533)         (5,329)
     Acquisitions of businesses, net of cash acquired                                                      (960)         (3,900)
                                                                                                     ----------------------------
              Net cash used for investing activities                                                     (7,493)         (9,229)

FINANCING ACTIVITIES
     Proceeds from Senior Note offering                                                                  76,875
     Debt issuance costs                                                                                 (1,926)
     Net (repayments of) proceeds from revolving credit facility                                        (31,955)            120
     Repayments of other borrowings                                                                     (40,372)           (135)
     Cash dividends                                                                                        (246)           (244)
     Proceeds from exercise of stock options and employee stock purchases                                   577             544
                                                                                                     ----------------------------
              Net cash provided by financing activities                                                   2,953             285

Effect of changes in currency exchange rates                                                                (71)             33
                                                                                                     ----------------------------
     Increase in cash                                                                                     1,304           3,556
         Cash, beginning of year                                                                          3,323             836
                                                                                                     ----------------------------
         Cash, end of year                                                                               $4,627          $4,392
                                                                                                     ============================


         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                  (UNAUDITED)


1. BUSINESS

Westinghouse Air Brake Company (the "Company") is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company's products, which are sold to both the original equipment manufacturer market ("OEM") and the aftermarket, are intended to enhance safety, improve productivity and reduce maintenance costs for its customers. The Company's products include electronic controls and monitors, air brakes, couplers, door controls, draft gears and brake shoes. The Company's primary manufacturing operations are in the United States and Canada, and the Company's revenues have been primarily from North America. The Company's customer base consists of freight transportation (railroad) companies, locomotive and freight car original equipment manufacturers, transit car builders and public transit systems.


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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in WABCO's Annual Report on Form 10-K for the year ended December 31, 1998.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates.

OTHER COMPREHENSIVE INCOME. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments. Total comprehensive income for the first quarter ending March 31, 1999 and 1998 was $12.6 million and $10.9 million respectively.


3. ACQUISITIONS

On October 5, 1998, the Company purchased the railway electronics business of Rockwell Collins, Inc. ("RRE"), a wholly owned subsidiary of Rockwell International Corporation, for approximately $80 million in cash. The purchase was initially financed by obtaining additional term debt of $40 million through an amendment to the Company's existing credit facility, an unsecured bank loan of $30 million and additional borrowings under the Company's revolving credit agreement. RRE is a leading manufacturer and supplier of mobile electronics (display and positioning systems), data communications, and electronic braking systems for the railroad industry and its operations are in the United States. Revenues of the acquired business for its fiscal year ended September 30, 1998 were approximately $46 million.

The Company also completed the following:
i) The October 1998 acquisition of the United States railway service center business of Comet Industries, Inc. ("Comet"), for $13.2 million, financed through the issuance of $12.2 million of promissory notes. Annual revenue for its most recent fiscal year was approximately $20 million.

ii) In July 1998, the purchase of assets and assumption of certain liabilities of U.S.-based Lokring Corporation ("Lokring"), for $5.1 million in cash. Lokring develops, manufactures and markets patented non-welded connectors and sealing, products for railroad and other industries. Annual sales in 1997 were approximately $10 million.

iii) The acquisition in April 1998, of 100% of the stock of RFS (E) Limited ("RFS") of England, for approximately $10.0 million including the assumption of certain debt. RFS is a leading provider of vehicle overhaul, conversion and maintenance services to Britain's railway industry. Annual revenue for its most recent fiscal year was approximately $27.5 million.

iv) The acquisition in April 1998, of the transit coupler product line of Hadady Corporation ("Hadady") located in the United States for $4.6 million in cash.

v) In February 1999, the acquisition of the mass transit electrical inverter and converter product line of AGC System & Technologies, Inc. of Canada for approximately $960 thousand.

     All of the above acquisitions were accounted for under the purchase method. Accordingly, the results of operations of the applicable acquisition are included in the Company's financial statements prospectively from the acquisition date.


4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

                                         MARCH 31   DECEMBER 31
Dollars in thousands                        1999           1998
---------------------------------------------------------------
Raw materials                            $48,455        $47,853
Work-in-process                           40,741         29,965
Finished goods                            18,507         25,742
                                       -------------------------
    Total inventory                     $107,703       $103,560
---------------------------------------------------------------


5. DEBT OFFERING AND EXTRAORDINARY ITEM

In January 1999, WABCO completed the private placement of $75 million of 9 3/8% Senior Notes which mature in June 2005. The Senior Notes were issued at a premium resulting in an effective rate of 8.5%. The premium is being amortized over the life of the instruments.

The issuance improved WABCO's financial liquidity by i) using a portion of the proceeds to repay $30 million of debt associated with the RRE acquisition that bore interest at 9.56%, and; ii) using a portion of the proceeds to repay variable-rate revolving credit borrowings thereby increasing amounts available under the revolving credit facility. As a result of the issuance and retirement of certain term debt, the Company wrote-off previously capitalized debt issuance costs of approximately $469 thousand, ($.02 per diluted share), net of tax, in the first quarter of 1999.


6. EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                              THREE MONTHS ENDED
                                                   MARCH 31
In thousands, except per share                 1999         1998
----------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income before extraordinary item
   applicable to common
   shareholders                             $12,389      $10,858
Divided by
     Weighted average shares
       outstanding                           25,371       24,962

Basic earnings per share before
 extraordinary item                            $.49         $.43
----------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before extraordinary item
   applicable to common
   shareholders                             $12,389      $10,858
Divided by sum of
     Weighted average shares
        outstanding                          25,371       24,962
     Conversion of dilutive
       stock options                            405          707
                                            --------------------
     Diluted shares outstanding              25,776       25,669

Diluted earnings per share
 before extraordinary item                     $.48         $.42
----------------------------------------------------------------


7. LEGAL PROCEEDINGS

On February 12, 1999, GE Harris Railway Electronics, LLC and GE Harris Railway Electronic Services, LLC (collectively, "GE" Harris") brought suit against the Company for alleged patent infringement and unfair competition related to a communications system installed in one of the Company's products. GE Harris is seeking to prohibit the Company from future infringement and is seeking an unspecified amount of money damages to recover, in part, royalties. While this lawsuit is in the earliest stages, the Company believes the technology developed by the Company does not infringe on the GE Harris patents. The Company plans to contest the infringement claims vigorously, in order to present alternative product lines to customers in the rail industry.

8. SEGMENT INFORMATION

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

WABCO has three reportable segments - Railroad Group, Transit Group and Molded Products Group. The key factors used to identify these reportable segments are the organization and alignment of the Company's internal operations, the nature of the products and services and customer type. The business segments are:

RAILROAD GROUP consists of products geared to the production of freight cars and locomotives, including braking control equipment and train couplers as well as operating freight railroads. Revenues are derived from OEM and aftermarket sales and from repairs and services.

TRANSIT GROUP consists of products for passenger transit vehicles (typically subways, rail and buses) that include braking, coupling, electrification and monitoring equipment, climate control and door equipment that are engineered to meet individual customer specifications. Revenues are derived from OEM and aftermarket sales as well as from repairs and services.

MOLDED PRODUCTS GROUP include manufacturing and distribution of brake shoes and discs and other rubberized products. Revenues are generally derived from the aftermarket.

Segment financial information for the three months ended March 31, 1999 is as follows:

                                                                                              MOLDED
                                                               RAILROAD        TRANSIT       PRODUCTS       CORPORATE
In thousands                                                     GROUP          GROUP          GROUP       ACTIVITIES        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                    $118,316         $54,862        $18,026                      $191,204
Intersegment sales                                                2,255              41          2,591       $ (4,887)           ---
                                                             -----------------------------------------------------------------------
   Total sales                                                 $120,571         $54,903        $20,617       $ (4,887)      $191,204
                                                             =======================================================================

Income from operations                                          $22,423          $4,370         $5,446       $ (3,342)       $28,897
Interest expense and other                                                                                      9,162          9,162
                                                             -----------------------------------------------------------------------
   Income before income taxes and extraordinary item            $22,423          $4,370         $5,446       $(12,504)       $19,735
                                                             =======================================================================


Segment financial information for the three months ended March 31, 1998 is as follows:

                                                                                              MOLDED
                                                               RAILROAD        TRANSIT       PRODUCTS       CORPORATE
In thousands                                                     GROUP          GROUP          GROUP       ACTIVITIES        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                     $87,686         $51,531        $18,919                      $158,136
Intersegment sales                                                2,061             119          2,504        $(4,684)           ---
                                                             -----------------------------------------------------------------------
   Total sales                                                  $89,747         $51,650        $21,423        $(4,684)      $158,136
                                                             =======================================================================

Income from operations                                          $17,494         $ 4,382        $ 5,500        $(2,621)      $ 24,755
Interest expense and other                                                                                      7,242          7,242
                                                             -----------------------------------------------------------------------
   Income before income taxes and extraordinary item            $17,494         $ 4,382        $ 5,500        $(9,863)      $ 17,513
                                                             =======================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Company's Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 1998 Annual Report on Form 10-K.

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

                         FIRST QUARTER 1999 COMPARED TO
                               FIRST QUARTER 1998

Summary Results of Operations

                                    THREE MONTHS
Dollars in millions,               ENDED MARCH 31
   except per share               -----------------   PERCENT
                                    1999      1998     CHANGE
---------------------------------------------------------------
Income before extraordinary item   $12.4     $10.9       13.8
Extraordinary item, net of tax       (.5)       --         nm
Net income                          11.9      10.9        9.2
Diluted earnings per share,
   before extraordinary item         .48       .42       14.3
Diluted earnings per share           .46       .42        9.5

Net sales                          191.2     158.1       20.9
Income from operations              28.9      24.8       16.5
Earnings before interest,
   taxes, depreciation and
   amortization                     35.6      31.3       13.7
Gross profit margin                 32.2%     32.8%       nm
---------------------------------------------------------------

nm-not meaningful

Income before extraordinary item for the first three months of 1999 increased $1.5 million, or 13.8%, compared with the same period a year ago. Because of the $469 thousand, net of tax, extraordinary charge to write-off certain previously capitalized debt issuance costs, net income increased only $1.0 million, compared to the first quarter of 1998. Diluted earnings per share before extraordinary item increased 14.3% to $.48. Income from operations and earnings before interest, taxes, depreciation and amortization increased in the comparison primarily due to revenue growth and related gross profit.

A number of events have occurred over the comparative period that impacted the Company's results of operations and financial condition including:

o The Company completed several acquisitions that complement and enhance the mix of existing products and markets. Acquisitions completed during this timeframe were RRE, Comet, Lokring, Hadady, and RFS. Aggregate incremental revenues from all of the above acquisitions were $20.9 million in the first quarter of 1999.

o In January 1999, the Company issued $75 million of Senior Notes at a premium resulting in an effective interest rate of 8.5% (See Note 5-- "Notes to Condensed Consolidated Financial Statements" included elsewhere in this report). As a result of the issuance and payoff of the unsecured credit facility, the Company wrote off previously capitalized debt issuance costs of approximately $469 thousand, net of tax ($.02 per diluted share) in the first quarter of 1999, which was reported as an extraordinary item.

Net Sales

The following table sets forth the Company's net sales by business segment:

                                      THREE MONTHS ENDED MARCH 31
                                      ---------------------------
Dollars in thousands                        1999            1998
-----------------------------------------------------------------
Railroad Group                          $118,316         $87,686
Transit Group                             54,862          51,531
Molded Products Group                     18,026          18,919
                                      ---------------------------
     Net sales                          $191,204        $158,136
-----------------------------------------------------------------

Net sales for the first quarter of 1999 increased $33.1 million, or 20.9%, to $191.2 million. This increase was primarily attributable to incremental revenue from the acquisitions referred to above within the Railroad Group. Increased sales volumes in the Railroad Group also reflect a strong OEM market for freight cars, with approximately 21,600 freight cars delivered in the first quarter of 1999 compared to 17,800 in the same period of 1998. In spite of this increase, the Company anticipates new freight car deliveries in 1999 to be lower than that of 1998; however, railroad OEM and aftermarket sales are expected to be reasonably strong for the foreseeable future.

Gross Profit

Gross profit increased 18.8% to $61.5 million in the first quarter of 1999 compared to $51.8 million in the same period of 1998. Gross margin, as a percentage of sales, was 32.2% compared to 32.8%. Gross margin is dependent on a number of factors including sales volume and product mix. Incremental revenue from recent acquisitions at lower margins as compared to the Company's historical results was the primary reason for the lower margins in the period-to-period comparison. These lower margins were partially offset by favorable margins on increased sales in the core Railroad Product Group operations.


Operating Expenses

                                  THREE MONTHS ENDED
                                        MARCH 31
                                  ------------------     PERCENT
Dollars in thousands                  1999      1998      CHANGE
----------------------------------------------------------------
Selling and marketing              $8,503     $6,914        23.0
General and administrative         12,828     11,584        10.7
Engineering                         8,907      6,438        38.4
Amortization                        2,410      2,105        14.5
                                  ------------------
   Total                          $32,648    $27,041        20.7
----------------------------------------------------------------

Total operating expenses as a percentage of net sales were 17.1% in the first quarter of 1999 and 1998. Total operating expenses increased $5.6 million in the quarter-to-quarter comparison of which $5.2 million, or 93% of the increase, related to operating expenses of the acquired businesses. Excluding incremental revenues and operating expenses from businesses acquired in the comparative period, operating expenses as a percentage of sales would have decreased due to costs incurred in 1998 to install computer system upgrades that included Year 2000 compliant software. In addition, during the fourth quarter 1998 and first quarter of 1999, the Company completed the consolidation of several facilities as it integrated recently acquired businesses into its core operations.

Income from Operations

Operating income totaled $19.7 million in the first quarter of 1999 compared with $17.5 million in the first quarter of 1998. Higher operating income resulted from higher sales volume and related higher gross profit. As a percentage of revenue, operating income was 15.1% and is substantially consistent with that of the prior year. Favorable volume changes at relatively stable operating margins in the Railroad Group was the primary reason for the increase in operating income.

Interest and Other Expense

Interest expense totaled $9.1 million, an increase of $1.7 million in the quarter-to-quarter comparison. The increase was primarily due to financing costs of recent acquisitions, partially offset by debt repayments.

Income Taxes

The provision for income taxes on income before extraordinary items increased to $7.3 million for the first quarter of 1999. The effective tax rate declined to 37.25% in the current quarter from 38.0% a year ago, resulting from additional benefits through our Foreign Sales Corporation and lower overall effective state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's credit facilities with a consortium of commercial banks ("Credit Agreement"). Operating cash flow decreased $6.6 million in the quarter-to-quarter comparison as a result of a 27% increase in working capital since December 31, 1998. These changes are primarily due to higher accounts receivables and inventory levels related to sales growth. In addition, inventory levels have increased within the Transit Group as production continues for future product deliveries related to the Metropolitan Transit Authority/New York City Transit project. Deliveries are expected to commence in the second half of 1999.

Cash used for investing activities declined $1.7 million. In the first quarter of 1998, the Company used $3.9 million for certain business acquisitions. Gross capital expenditures were $6.5 million and $5.3 million in the first quarter of 1999 and 1998, respectively. The majority of capital expenditures reflect spending for replacement and cost savings. The Company expects capital expenditures in 1999 to approximate $25 to $30 million.

In the quarter ending March 31, 1999, the Company issued $75 million of additional Senior Notes and used the proceeds to repay amounts outstanding on certain term debt and the balance to repay a portion of the Company's revolving credit facility, thereby increasing amounts available under the Credit Agreement (See below for additional information). Historically, the Company has financed the purchase of significant businesses through utilizing the amounts available under the credit facility and/or obtaining amendments to or refinancings of the Credit Agreement. Future business acquisitions, if any, will likely require similar debt structurings.

Based on anticipated cash flow provided by operations, forecasted results and credit available under the credit agreement, the Company believes it will be able to make planned capital expenditures and required debt payments over the next twelve months.

The following table sets forth the Company's outstanding indebtedness and average interest rates at March 31, 1999. The revolving credit note and term loan interest rates are variable and dependent on market conditions. Interest on the Pulse note can vary with changes to prime.


                                            MARCH 31   DECEMBER 31
Dollars in thousands                            1999          1998
------------------------------------------------------------------
Credit Agreement, matures  12/2003
   Revolving credit, 6.3%,                   $73,600      $105,555
   Term loan, 6.3%                           202,500       202,500
9-3/8% Senior notes due 6/2005               175,000       100,000
Unsecured credit facility                         --        30,000
Pulse note,  9.5%, due 1/2004                 16,990        16,990
Comet notes                                       --        10,200
Other                                          2,400         2,572
                                           -----------------------
     Total                                   470,490       467,817
     Less-current portion                     20,264        30,579
                                           -----------------------
     Long-term portion                      $450,226      $437,238
------------------------------------------------------------------

The Credit Agreement provides for an aggregate credit facility of $350 million, consisting of up to $170 million of June 1998 term loans, up to $40 million of September 1998 term loans, and up to $140 million of revolving loans. At March 31, 1999, amounts available under the revolving credit facility increased to $44.3 million.

In January 1999, WABCO completed the private placement of $75 million of 9 3/8% Senior Notes (with an effective rate of 8.5%) which mature in June 2005. The January issuance improved WABCO's financial liquidity by i) using a portion of the proceeds to repay $30 million of debt associated with the RRE acquisition that bore interest at 9.56%, and; ii) using a portion of the proceeds to repay variable-rate revolving credit borrowings thereby increasing amounts available under the revolving credit facility.

Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with available borrowings under the Credit Agreement, will be adequate to make payments of principal and interest on debt, including the Notes, to make required contributions to the ESOP, to permit anticipated capital expenditures, and to fund working capital requirements and other cash needs for the foreseeable future, including 1999.

Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. The debt of the Company requires the dedication of a substantial portion of future cash flows to the payment of principal and interest on indebtedness, thereby reducing funds available for capital expenditures and future business opportunities that the Company believes are available. The Company believes that cash flow and liquidity will be sufficient to meet its debt service requirements. If the Company's sources of funds were to fail to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place. The Company intends to reduce its indebtedness in 1999 through generating operating income and by reducing working capital requirements and other measures.

EFFECTS OF YEAR 2000

The Company has information system improvement initiatives in process that include both new computer hardware and software applications. The new system is substantially operational and is year 2000 compliant. The estimated cost of the project was $8 million. The majority of the expenditures incurred for hardware and purchased software related to this project have been capitalized and are amortized over their estimated useful lives. Other costs, such as training and advisory consulting, were expensed as incurred.

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

The Company has received written assurances from some of its suppliers and customers and other providers acknowledging year 2000 issues and stating their present intention to be compliant; however, not all customers, vendors and providers have provided such assurances. The Company will evaluate on an ongoing basis whether it is necessary and practical to establish contingency plans with respect to year 2000 issues. However, if large-scale systems failures occur, it could have a significant adverse effect on the Company's financial condition, future results of operations and liquidity.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

-        Interest rates;
-        Demand for services in the freight and passenger rail industry;
-        Consolidations in the rail industry;
-        Demand for our products and services;
-        Gains and losses in market share;
-        Demand for freight cars, locomotives, passenger transit cars and buses;
-        Industry demand for faster and more efficient braking equipment;
-        Continued outsourcing by our customers;
-        Governmental funding for some of our customers;
- Future regulation/deregulation of our customers and/or the rail industry;
- General economic conditions in the markets which we compete, including North America, South America, Europe and Australia;
-        Successful introduction of new products;
-        Successful integration of newly acquired companies;
-        Year 2000 concerns;
-        Labor relations;
-        Completion of additional acquisitions; and
-        Other factors.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK In the ordinary course of business, WABCO is exposed to risks that increases in interest rates may adversely affect funding costs associated with $246 million of variable-rate debt (considering the effects of existing interest rate swaps), which represents 52% of total long-term debt at March 31, 1999. At March 31, 1999, an instantaneous 100 basis point increase in interest rates would reduce the Company's earnings annually by approximately $1.6 million, net of tax, assuming no additional intervention strategies by management.

FOREIGN CURRENCY EXCHANGE RISK The Company routinely enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of March 31, 1999, the Company had no significant instruments outstanding.

WABCO is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the quarter ending March 31, 1999, approximately 74% of WABCO's net sales are in the United States, 12% in Canada and 14% in other international locations, primarily Europe. At March 31, 1999, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations or financial position.


LEGAL PROCEEDINGS

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

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. 27 "Financial Data Schedule" as of and for the three months ended March 31, 1999 is filed herewith.

There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WESTINGHOUSE AIR BRAKE COMPANY

                                            By: /s/ ROBERT J. BROOKS
                                                --------------------------------
                                                    Robert J. Brooks
                                                    Chief Financial Officer

                                            Date:   May 7, 1999