Form 10-Q
period 1999-06-30
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1999-08-11
CIK 943452

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

                  For the quarterly period ended JUNE 30, 1999

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


         As of July 19, 1999, 34,092,335 shares of Common Stock of the registrant were issued and outstanding, of which 8,443,876 shares were unallocated ESOP shares.


================================================================================

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
                PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements
                   Condensed Consolidated Balance Sheet as of June 30, 1999 and
                      December 31, 1998                                                                         3
                   Condensed Consolidated Statement of Operations for the three
                      and six months ended June 30, 1999 and 1998                                               4
                   Condensed Consolidated Statement of Cash Flows for the six
                      months ended June 30, 1999 and 1998                                                       5
                   Notes to Condensed Consolidated Financial Statements                                        6-9


Item 2.         Management's Discussion and Analysis of Financial Position and
                   Results of Operations                                                                      10-15

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                     15

                PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                             15-16

Item 4.         Submission of  Matters to a Vote of Security Holders                                           16

Item 6.         Exhibits and Reports on Form 8-K                                                               16

                Signatures                                                                                     17

                         WESTINGHOUSE AIR BRAKE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                    UNAUDITED
                                                                                      JUNE 30    DECEMBER 31
Dollars in thousands, except par value                                                   1999           1998
------------------------------------------------------------------------------------------------------------
                                                   ASSETS
       CURRENT ASSETS
       Cash                                                                          $  6,487       $  3,323
       Accounts receivable                                                            127,964        132,901
       Inventories                                                                    111,444        103,560
       Other                                                                           22,610         23,177
                                                                                     -----------------------
            Total current assets                                                      268,505        262,961
       Property, plant and equipment                                                  229,987        214,461
       Accumulated depreciation                                                       (99,502)       (89,480)
                                                                                     -----------------------
            Property, plant and equipment, net                                        130,485        124,981
       OTHER ASSETS
       Prepaid pension costs                                                            6,699          5,724
       Goodwill                                                                       151,113        151,658
       Other intangibles                                                               43,434         46,021
       Other noncurrent assets                                                          6,206          4,839
                                                                                     -----------------------
            Total other assets                                                        207,452        208,242
                                                                                     -----------------------
            Total Assets                                                             $606,442       $596,184
                                                                                     =======================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
       Current portion of long-term debt                                              $27,659        $30,579
       Accounts payable                                                                53,259         62,974
       Accrued income taxes                                                             9,377          8,352
       Accrued interest                                                                 2,181          1,616
       Customer deposits                                                               18,402         20,426
       Other accrued liabilities                                                       47,234         43,603
                                                                                     -----------------------
            Total current liabilities                                                 158,112        167,550
       Long-term debt                                                                 422,560        437,238
       Reserve for postretirement benefits                                             16,848         16,238
       Accrued pension costs                                                            3,996          3,631
       Other long-term liabilities                                                      7,420          5,380
                                                                                     -----------------------
            Total liabilities                                                         608,936        630,037
       SHAREHOLDERS' EQUITY
       Preferred stock, 1,000,000 shares authorized, no shares issued                      --             --
       Common stock, $.01 par value; 100,000,000 shares authorized:
            47,426,600 shares issued                                                      474            474
       Additional paid-in capital                                                     108,709        107,720
       Treasury stock, at cost, 13,401,822 and 13,532,092 shares                     (186,028)      (187,654)
       Unearned ESOP shares, at cost, 8,459,436 and 8,564,811 shares                 (126,892)      (128,472)
       Retained earnings                                                              206,928        182,291
       Unamortized restricted stock award                                                 (85)          (162)
       Accumulated other comprehensive income (loss)                                   (5,600)        (8,050)
                                                                                     -----------------------
            Total shareholders' equity                                                 (2,494)       (33,853)
                                                                                     =======================
            Liabilities and Shareholders' Equity                                     $606,442       $596,184
                                                                                     =======================


         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                              THREE  MONTHS ENDED              SIX MONTHS ENDED
                                                                                    JUNE 30                         JUNE 30
In thousands, except per share data                                             1999          1998              1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                   $193,981      $172,052          $385,185      $330,188
Cost of sales                                                                130,649       117,005           260,308       223,345
                                                                            ----------------------          ----------------------
     Gross profit                                                             63,332        55,047           124,877       106,843

Selling and marketing expenses                                                 7,607         7,154            16,110        14,068
General and administrative expenses                                           13,422        12,719            26,250        24,303
Engineering expenses                                                           9,629         7,016            18,536        13,454
Amortization expense                                                           2,427         2,074             4,837         4,179
                                                                            ----------------------          ----------------------
     Total operating expenses                                                 33,085        28,963            65,733        56,004
                                                                            ----------------------          ----------------------

     Income from operations                                                   30,247        26,084            59,144        50,839

Other income and expense
   Interest expense                                                            8,768         7,525            17,864        14,898
   Other (income) expense, net                                                   414          (312)              480          (443)
                                                                            ----------------------          ----------------------
     Income before income taxes and extraordinary item                        21,065        18,871            40,800        36,384

Income taxes                                                                   7,852         7,171            15,198        13,826
                                                                            ----------------------          ----------------------
     Income before extraordinary item                                         13,213        11,700            25,602        22,558

Loss on extinguishment of debt, net of tax                                        --        (2,730)             (469)       (2,730)
                                                                            ----------------------          ----------------------
     Net income                                                             $ 13,213      $  8,970          $ 25,133      $ 19,828
                                                                            ======================          ======================

EARNINGS PER COMMON SHARE
Basic
   Income before extraordinary item                                            $0.52        $ 0.47            $ 1.01        $ 0.90
   Extraordinary item, net                                                        --         (0.11)            (0.02)        (0.11)
                                                                            ======================          ======================
   Net Income                                                                  $0.52         $0.36            $ 0.99        $ 0.79
                                                                            ======================          ======================

Diluted
   Income before extraordinary item                                            $0.51        $ 0.45            $ 0.99        $ 0.88
   Extraordinary item, net                                                        --         (0.11)            (0.02)        (0.11)
                                                                            ======================          ======================
   Net Income                                                                  $0.51        $ 0.34            $ 0.97        $ 0.77
                                                                            ======================          ======================

Weighted Average Shares Outstanding
   Basic                                                                      25,484        25,096            25,409        25,007
   Diluted                                                                    26,079        25,837            25,916        25,733
                                                                            ----------------------          ----------------------


         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                               UNAUDITED
                                                                                                            SIX MONTHS ENDED
                                                                                                                JUNE 30
In thousands                                                                                               1999           1998
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                             $ 25,133        $ 19,828
Adjustments to reconcile net income to cash provided by operations
     Extraordinary loss on extinguishment of debt                                                           469           2,730
     Depreciation and amortization                                                                       12,658          12,999
     Provision for ESOP contribution                                                                      2,262           2,455
     Changes in operating assets and liabilities,
        net of acquisitions
         Accounts receivable                                                                              4,580          (8,228)
         Inventories                                                                                     (7,413)        (10,270)
         Accounts payable                                                                                (9,792)          2,853
         Accrued income taxes                                                                             1,015           4,787
         Accrued liabilities and customer deposits                                                        2,056          (6,312)
         Other assets and liabilities                                                                       604            (216)
                                                                                                       ------------------------
              Net cash provided by operating activities                                                  31,572          20,626

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                                                     (11,671)        (14,405)
     Acquisitions of businesses, net of cash acquired                                                      (960)        (14,114)
                                                                                                       ------------------------
              Net cash used for investing activities                                                    (12,631)        (28,519)

FINANCING ACTIVITIES
     Proceeds from Senior Note offering                                                                  76,875              --
     Debt issuance costs                                                                                 (1,926)           (978)
     Net (repayments of) proceeds from the credit agreement                                             (52,055)         12,598
     Repayments of other borrowings                                                                     (40,492)           (315)
     Cash dividends                                                                                        (493)           (489)
     Proceeds from exercise of stock options and employee stock purchases                                 1,536           1,647
                                                                                                       ------------------------
              Net cash (used for) provided by financing activities                                      (16,555)         12,463

Effect of changes in currency exchange rates                                                                778            (311)
                                                                                                       ------------------------
     Increase in cash                                                                                     3,164           4,259
         Cash, beginning of year                                                                          3,323             836
                                                                                                       ========================
         Cash, end of year                                                                             $  6,487        $  5,095
                                                                                                       ========================


         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                   (UNAUDITED)


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

OTHER COMPREHENSIVE INCOME Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments. Total comprehensive income for the second quarter ending June 30, 1999 and 1998 was $15.0 million and $7.8 million respectively, and for the six months ending June 30, 1999 and 1998 was $27.6 million and $18.7 million respectively.


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

During the past eighteen months, the Company also completed the following acquisitions:

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


4.       INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

                                         JUNE 30    DECEMBER 31
Dollars in thousands                        1999           1998
---------------------------------------------------------------
Raw materials                           $ 49,961       $ 47,853
Work-in-process                           42,107         29,965
Finished goods                            19,376         25,742
                                        -----------------------
    Total inventory                     $111,444       $103,560
---------------------------------------------------------------


5.       DEBT OFFERING AND EXTRAORDINARY ITEM

In 1999, WABCO issued $75 million of 9 3/8% Senior Notes which mature in June 2005. The Senior Notes were issued at a premium resulting in an effective rate of 8.5%. The premium is being amortized over the life of the instruments.

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

6.       EARNINGS PER SHARE

The computation of earnings per share is as follows:


                                    THREE MONTHS      SIX MONTHS ENDED
                                   ENDED JUNE 30         JUNE 30
In thousands, except per share     1999      1998     1999      1998
----------------------------------------------------------------------
BASIC EARNINGS PER SHARE
   Income, before extraordinary
     item, applicable to
     common shareholders        $13,213   $11,700  $25,602   $22,558

   Divided by
     Weighted average shares
       outstanding               25,484    25,096   25,409    25,007

   Basic earnings per share
      before extraordinary item   $0.52     $0.47    $1.01     $0.90
----------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
   Income, before extraordinary
     item, applicable to
     common shareholders        $13,213   $11,700  $25,602   $22,558

   Divided by sum of
     Weighted average shares
       outstanding               25,484    25,096   25,409    25,007
     Conversion of dilutive
       stock options                595       741      507       726
                                --------------------------------------
   Diluted shares outstanding    26,079    25,837   25,916    25,733

   Diluted earnings per share,
       before extraordinary item  $0.51     $0.45    $0.99     $0.88
----------------------------------------------------------------------


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

RAILROAD GROUP consists of products geared to the production of freight cars and locomotives, including braking control equipment and train couplers, and in addition, to freight railroad companies. Revenues are derived from OEM and aftermarket sales and from repairs and services.

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


Segment financial information for the three months ended June 30, 1999 is as follows:


                                                                                          MOLDED
                                                           RAILROAD         TRANSIT      PRODUCTS       CORPORATE
In thousands                                                 GROUP           GROUP         GROUP       ACTIVITIES        TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $112,886         $61,485        $19,610                      $193,981
Intersegment sales                                            6,242             491          3,110         (9,843)            --
                                                           ---------------------------------------------------------------------
   Total sales                                             $119,128         $61,976        $22,720       $ (9,843)      $193,981
                                                           =====================================================================

Income from operations                                       21,043           4,889          7,261         (2,946)        30,247
Interest expense and other                                                                                  9,182          9,182
                                                           ---------------------------------------------------------------------
   Income before income taxes and extraordinary item       $ 21,043         $ 4,889        $ 7,261       $(12,128)      $ 21,065
                                                           =====================================================================


Segment financial information for the three months ended June 30, 1998 is as follows:


                                                                                          MOLDED
                                                           RAILROAD         TRANSIT      PRODUCTS       CORPORATE
In thousands                                                 GROUP           GROUP         GROUP       ACTIVITIES        TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $102,521         $51,104        $18,427                      $172,052
Intersegment sales                                            6,136             217          2,357         (8,710)            --
                                                           ---------------------------------------------------------------------
   Total sales                                             $108,657         $51,321        $20,784       $ (8,710)      $172,052
                                                           =====================================================================

Income from operations                                       20,637           3,025          5,591         (3,169)        26,084
Interest expense and other                                                                                  7,213          7,213
                                                           ---------------------------------------------------------------------
   Income before income taxes and extraordinary item       $ 20,637         $ 3,025        $ 5,591       $(10,382)      $ 18,871
                                                           =====================================================================

Segment financial information for the six months ended June 30, 1999 is as follows:


                                                                                          MOLDED
                                                           RAILROAD         TRANSIT      PRODUCTS       CORPORATE
In thousands                                                 GROUP           GROUP         GROUP       ACTIVITIES        TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $231,202         $116,347       $37,636                      $385,185
Intersegment sales                                            8,497              532         5,701       $(14,730)            --
                                                           ---------------------------------------------------------------------
   Total sales                                             $239,699         $116,879       $43,337       $(14,730)      $385,185
                                                           =====================================================================

Income from operations                                       43,466            9,259        12,707         (6,288)        59,144
Interest expense and other                                                                                 18,344         18,344
                                                           ---------------------------------------------------------------------
   Income before income taxes and extraordinary item       $ 43,466         $  9,259       $12,707       $(24,632)      $ 40,800
                                                           =====================================================================


Segment financial information for the six months ended June 30, 1998 is as follows:


                                                                                          MOLDED
                                                           RAILROAD         TRANSIT      PRODUCTS       CORPORATE
In thousands                                                 GROUP           GROUP         GROUP       ACTIVITIES        TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $190,207         $102,635       $37,346                      $330,188
Intersegment sales                                            8,197              336         4,861        (13,394)            --
                                                           ---------------------------------------------------------------------
   Total sales                                             $198,404         $102,971       $42,207       $(13,394)      $330,188
                                                           =====================================================================

Income from operations                                       38,131            7,407        11,091         (5,790)        50,839
Interest expense and other                                                                                 14,455         14,455
                                                           ---------------------------------------------------------------------
   Income before income taxes and extraordinary item       $ 38,131         $  7,407       $11,091       $(20,245)      $ 36,384
                                                           =====================================================================


9.       PENDING MERGER

On June 2, 1999, the Company agreed to merge with and into MotivePower Industries, Inc., pursuant to an Agreement and Plan of Merger. In the merger, each share of our Common Stock will be exchanged with 1.3 shares of MotivePower Common Stock. For accounting purposes, the transaction will be accounted for as a pooling of interests. The merger is intended to be a tax-free reorganization for federal income tax purposes and is subject to a variety of conditions, including approval by the shareholders of both companies at special meetings of shareholders scheduled for August 23, 1999. The Company has filed a Form S-4 that became effective on July 22, 1999, which contains specific details on the proposed merger.

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

On June 2, 1999, the Company agreed to merge with and into MotivePower Industries, Inc., pursuant to an Agreement and Plan of Merger. In the merger, each share of our Common Stock will be exchanged with 1.3 shares of MotivePower Common Stock. The merger is intended to be a tax-free reorganization for federal income tax purposes and is subject to a variety of conditions, including approval by the shareholders of both companies. For accounting purposes, the transaction will be accounted for as a pooling of interests, and is expected to be completed in the third quarter of 1999.

                         SECOND QUARTER 1999 COMPARED TO
                               SECOND QUARTER 1998

Summary Results of Operations

                                   THREE MONTHS
                                   ENDED JUNE 30
Dollars in millions,             -------------------   PERCENT
   except per share                1999      1998      CHANGE
--------------------------------------------------------------
Net sales                        $194.0    $172.1       12.7%
Gross profit margin                32.6%     32.0%        nm
Income from operations           $ 30.3    $ 26.1       16.1
Income before extraordinary
   item                            13.2      11.7       12.8
Extraordinary item, net            --        (2.7)        nm
   of tax
Net income                         13.2       9.0       46.7
Diluted earnings per share,
   before extraordinary item       0.51      0.45       13.3
Diluted earnings per share         0.51      0.34       50.0

--------------------------------------------------------------
nm-not meaningful

Excluding the $2.7 million, net of tax, extraordinary charge to write-off certain previously capitalized debt issuance costs in the second quarter of 1998, net income would have increased $1.5 million, or 12.8%. Diluted earnings per share before extraordinary item increased 13.3% to $0.51. Income from operations increased in the comparison primarily due to revenue growth and related gross profit.

A number of events have occurred over the comparative period that impacted the Company's results of operations and financial condition including:

o The Company completed several acquisitions that complement and enhance the mix of existing products and markets. Acquisitions completed during this timeframe were RRE, Comet, Lokring and Hadady. Aggregate incremental revenues from all of the above acquisitions were $17.6 million in the second quarter of 1999.

o   Continued strength in the OEM market for freight cars.

o In the second quarter of 1998, the Company refinanced its credit agreement and wrote-off previously deferred financing costs of approximately $2.7 million ($.11 per share), net of income tax, reported as a non-cash, non-recurring, extraordinary item.


Net Sales

The following table sets forth the Company's net sales by business segment:

                                           THREE MONTHS ENDED
                                                 JUNE 30
                                        -----------------------
Dollars in thousands                        1999          1998
---------------------------------------------------------------
Railroad Group                          $112,886      $102,521
Transit Group                             61,485        51,104
Molded Products Group                     19,610        18,427
                                        -----------------------
     Net sales                          $193,981      $172,052
---------------------------------------------------------------

Net sales for the second quarter of 1999 increased $21.9 million, or 12.7%, to $194.0 million. This increase was primarily attributable to incremental revenue from the acquisitions referred to above within the Railroad Group, partially offset by decreased sales in the Company's British railroad vehicle overhaul business RFS(E) and increased sales within the Transit Group. Sales volumes within the Railroad Group also reflect a strong OEM market for freight cars, with approximately 19,000 freight cars delivered in the second quarter of 1999 compared to a similar amount in the same period of 1998.

Gross Profit

Gross profit increased 14.9% to $63.3 million in the second quarter of 1999 compared to $55.0 million in the same period of 1998. Gross margin, as a percentage of sales, was 32.6% compared to 32.0%. Gross margin is dependent on a number of factors including sales volume and product mix. Favorable margins on increased sales in the Molded Products and core Railroad Group operations more than offset incremental revenue from recent acquisitions at lower margins as compared to the Company's historical results.

Operating Expenses

                                     THREE MONTHS
                                     ENDED JUNE 30
                                  ------------------   PERCENT
Dollars in thousands                 1999       1998    CHANGE
--------------------------------------------------------------
Selling and marketing             $ 7,607    $ 7,154      6.3
General and administrative         13,422     12,719      5.5
Engineering                         9,629      7,016     37.2
Amortization                        2,427      2,074     17.0
                                  ------------------
   Total                          $33,085    $28,963
--------------------------------------------------------------

Total operating expenses as a percentage of net sales were 17.1% in the second quarter of 1999 as compared to 16.8% in the same period a year ago. Total operating expenses increased $4.1 million in the quarter-to-quarter comparison all of which related to operating expenses of the acquired businesses listed above.

Income from Operations

Operating income totaled $30.2 million in the second quarter of 1999 compared with $26.1 million. Higher operating income resulted from higher sales volume and related higher gross profit. As a percentage of sales, operating income was 15.6% and is substantially consistent with that of the prior year. Favorable volume changes at relatively strong operating margins in the Transit and Molded Products Groups was the primary reason for the increase in operating income.

Interest and Other Expense

Interest expense totaled $8.8 million, an increase of $1.3 million in the quarter-to-quarter comparison. The increase was primarily due to financing costs of recent acquisitions, partially offset by debt repayments.

Income Taxes

The provision for income taxes on income before extraordinary items increased to $7.9 million for the second quarter of 1999. The effective tax rate declined to 37.25% in the current quarter from 38.0% a year ago, resulting from additional benefits through our Foreign Sales Corporation and lower overall effective state tax rates.


                      SIX MONTH PERIOD ENDED JUNE 30, 1999
                COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1998


Summary Results of Operations

                                     SIX MONTHS
                                   ENDED JUNE 30
Dollars in millions,             -------------------   PERCENT
   except per share                1999      1998       CHANGE
--------------------------------------------------------------
Net sales                        $385.2    $330.2       16.7%
Gross profit margin                32.4%     32.4%        nm

Income from operations           $ 59.1     $50.8       16.3
Income before extraordinary
   item                            25.6      22.6       13.3
Extraordinary item, net of tax     (0.5)     (2.7)        nm
Net income                         25.1      19.8       26.8
Diluted earnings per share,
   before extraordinary item       0.99      0.88       12.5
Diluted earnings per share         0.97      0.77       26.0

--------------------------------------------------------------
nm-not meaningful


Excluding the $2.7 million and $0.5 million, net of tax, extraordinary charges to write-off certain previously capitalized debt issuance costs in the second quarter of 1998, and the first quarter of 1999, respectively, net income would have increased $3.0 million, or 13.3%. Diluted earnings per share before extraordinary item increased 12.5% to $0.99 per share. Income from operations increased in the comparison primarily due to revenue growth and related gross profit.

A number of events have occurred over the comparative period that impacted the Company's results of operations and financial condition including:

o The Company completed several acquisitions that complement and enhance the mix of existing products and markets. Acquisitions completed during this timeframe were RRE, Comet, Lokring, Hadady, and RFS(E). Aggregate incremental revenues from all of the above acquisitions were $38.5 million, or 70% of the increase, in the six months ending June 30, 1999.

o In January 1999, the Company issued $75 million of Senior Notes at a premium resulting in an effective interest rate of 8.5% (See Note 5 - "Notes to Condensed Consolidated Financial Statements" included elsewhere in this report). As a result of the issuance and payoff of the unsecured credit facility, the Company wrote off previously capitalized debt issuance costs of approximately $469 thousand, net of tax ($.02 per diluted share) in the first quarter of 1999, which was reported as an extraordinary item.

o In the second quarter of 1998, the Company refinanced its credit agreement and wrote-off previously deferred financing costs of approximately $2.7 million ($0.11 per share) , net of income tax, reported as a non-cash, non-recurring, extraordinary item.


Net Sales

The following table sets forth the Company's net sales by business segment:

                                             SIX MONTHS ENDED
                                                 JUNE 30
                                         ---------------------
Dollars in thousands                         1999         1998
--------------------------------------------------------------
Railroad Group                           $231,202     $190,207
Transit Group                             116,347      102,635
Molded Products Group                      37,636       37,346
                                         ---------------------
     Net sales                           $385,185     $330,188
--------------------------------------------------------------


Net sales for the six month period ending June 30, 1999 increased $55.0 million, or 16.7%, to $385.2 million. This increase was primarily attributable to incremental revenue from the acquisitions referred to above within the Railroad Group, and increases in Transit sales are a result of continuing improvements to mass transit authority infrastructure pursuant to recent governmental funding legislation. Sales volumes within the Railroad Group also reflect a continuing strong OEM market for freight cars. In spite of this increase, the Company anticipates new freight car deliveries in 1999 and the immediate future to be lower than that of 1998; however, railroad OEM and aftermarket sales are expected to be reasonably strong for the foreseeable future.


Gross Profit

Gross profit increased to $124.9 million in the six month period ending June 30, 1999 compared to $106.8 million in the same period of 1998. Gross margin, as a percentage of sales, was 32.4%, the same as the prior period. Gross margin is dependent on a number of factors including sales volume and product mix. Favorable margins on increased sales in the Molded Product and core Railroad Group operations offset incremental revenue from recent acquisitions at lower margins as compared to the Company's historical results.


Operating Expenses

                                         SIX MONTHS ENDED
                                              JUNE 30
                                       --------------------   PERCENT
Dollars in thousands                      1999       1998     CHANGE
----------------------------------------------------------------------
Selling and marketing                  $16,110    $14,068        14.5
General and administrative              26,250     24,303         8.0
Engineering                             18,536     13,454        37.8
Amortization                             4,837      4,179        15.7
                                       ------------------
   Total                               $65,733    $56,004
----------------------------------------------------------------------


Total operating expenses as a percentage of net sales were 17.1% in the six month period ending June 30, 1999 as compared to 17.0% in the same period a year ago. Total operating expenses increased $9.7 million in the period to period comparison, all of which related to operating expenses of the acquired businesses listed above. Excluding incremental revenues and operating expenses from businesses acquired in the comparative period, operating expenses as a percentage of sales would have decreased to 16.2% due to costs incurred in 1998 to install computer system upgrades that included Year 2000 compliant software. In addition, during the fourth quarter 1998 and first quarter of 1999, the Company completed the consolidation of several facilities as it integrated recently acquired businesses into its core operations.


Income from Operations

Operating income totaled $59.1 million in the six month period ending June 30, 1999 compared with $50.8 million in the same period of 1998. Higher operating income resulted from higher sales volume and related higher gross profit. As a percentage of sales, operating income was 15.4% and is substantially consistent with that of the prior year. Favorable volume changes at relatively stable operating margins in all of the business segments was the primary reason for the increase in operating income (See Note 8 - "Notes to Condensed Consolidated Financial Statements" included elsewhere in this report).


Interest and Other Expense

Interest expense totaled $17.9 million, an increase of $3.0 million in the comparison. The increase was primarily due to financing costs of recent acquisitions, partially offset by debt repayments.


Income Taxes

The provision for income taxes on income before extraordinary items increased to $15.2 million. The effective tax rate declined to 37.25% in the current year from 38.0% a year ago, resulting from additional benefits through our Foreign Sales Corporation and lower overall effective state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's credit facilities with a consortium of commercial banks ("Credit Agreement"). The following is a summary of selected cash flow information and other relevant data.

                                             SIX MONTHS ENDED
                                                 JUNE 30
                                        -----------------------
Dollars in millions                        1999          1998
---------------------------------------------------------------
Cash provided (used) by:
   Operating activities                  $ 31.6        $ 20.6
   Investing activities                   (12.6)        (28.5)
   Financing activities                   (16.6)         12.5
Earnings before interest,
   taxes, depreciation and
   amortization                            71.8          63.8
---------------------------------------------------------------

Operating cash flow in the six month period ending June 30, 1999 increased to $31.6 million from $20.6 million in the same period a year ago, primarily as a result of higher earnings and a significant decrease in the rate of growth in working capital. In addition, inventory levels are increasing within the Transit Group as production continues for future product deliveries related to the Metropolitan Transit Authority/New York City Transit project. Deliveries are expected to commence in the latter part of 1999.

Cash used for investing activities declined to $12.6 million from $28.5 million a year ago. In the six month period ending June 30, 1999 and 1998, the Company used $1.0 million and $14.1 million, respectively for certain business acquisitions. Gross capital expenditures were $11.6 million and $14.4 million in the six months ending June 30, 1999 and 1998, respectively. The majority of capital expenditures for these periods relates to incurring costs for upgrades to existing equipment, replacement of antiquated equipment and purchases of new equipment due to expansion of WABCO's operations, where the Company believes overall cost savings can be achieved through increasing efficiencies. The Company expects 1999 capital expenditures for equipment purchased for similar purposes to approximate $25 to $30 million.

In 1999, the Company issued $75 million of additional Senior Notes and used the proceeds to repay amounts outstanding on certain term debt and the balance to repay a portion of the Company's revolving credit facility, thereby increasing amounts available under the Credit Agreement (see below for additional information). Additionally, a significant amount of cash generated from operations in the six month period ended June 30, 1999 was used to repay a portion of the outstanding balance on the revolving credit facility. Historically, the Company has financed the purchase of significant businesses through utilizing the amounts available under the credit facility and/or obtaining amendments to or refinancings of the Credit Agreement. Future business acquisitions, if any, will likely require similar debt structurings.

Based on anticipated cash flow provided by operations, forecasted results and credit available under the credit agreement, the Company believes it will be able to make planned capital expenditures and required debt payments over the next twelve months.

The following table sets forth the Company's outstanding indebtedness and average interest rates at June 30, 1999. The revolving credit note and term loan interest rates are variable and dependent on market conditions.
Interest on the Pulse note can vary with changes to prime.


                                          JUNE 30   DECEMBER 31
Dollars in thousands                         1999          1998
---------------------------------------------------------------
Credit Agreement, matures 12/2003
   Revolving credit, 6.5%                $ 61,000      $105,555
   Term loan, 6.5%                        195,000       202,500
9 3/8% Senior notes due 6/2005            175,000       100,000
Unsecured credit facility                      --        30,000
Pulse note, 9.5%, due 1/2004               16,990        16,990
Comet notes                                    --        10,200
Other                                       2,229         2,572
                                         ----------------------
     Total                                450,219       467,817
     Less-current portion                  27,659        30,579
                                         ----------------------
     Long-term portion                   $422,560      $437,238
---------------------------------------------------------------


The Credit Agreement provides for an aggregate credit facility of $350 million, consisting of up to $170 million of June 1998 term loans, up to $40 million of September 1998 term loans, and up to $140 million of revolving loans. At June 30, 1999, amounts available under the revolving credit facility increased to $57 million.

In 1999, WABCO issued $75 million of 9 3/8% Senior Notes (with an effective rate of 8.5%) which mature in June 2005. The January issuance improved WABCO's financial liquidity by i) using a portion of the proceeds to repay $30 million of debt associated with the RRE acquisition that bore interest at 9.56%, and;
ii) using a portion of the proceeds to repay variable-rate revolving credit borrowings thereby increasing amounts available under the revolving credit facility.

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


EFFECTS OF YEAR 2000

The Company has information system improvement initiatives in process that include both new computer hardware and software applications. The new system is substantially operational and is year 2000 compliant. The estimated cost of the project is expected to be in the $8 to $10 million range with the majority of the costs, approximately $8 million, previously incurred. The majority of the expenditures incurred for hardware and purchased software related to this project have been capitalized and is amortized over their estimated useful lives. Other costs, such as training and advisory consulting, are expensed as incurred. These expenditures are not expected to have a significant impact on our future results of operations or financial condition.

The Company has identified other equipment that is used in operations that has non-information system characteristics and embedded technology components, such as those items with internal clocks. The Company will need to replace this type of equipment but does not believe a possible Year 2000 failure will have a significant impact on our operations. The estimated cost of replacement equipment is not considered significant.

The Company has received written assurances from some of our suppliers and customers and other providers acknowledging Year 2000 issues and stating their present intention to be compliant; however, not all customers, vendors and providers have provided such assurances.

The Company will continue to evaluate information technology applications, as well as those of the suppliers regularly, and based on such evaluation, will revise our Year 2000 readiness planning accordingly. The Company is evaluating its preparedness in a number of areas, including our information technology infrastructure, external resources, physical plant and production facilities, equipment and machinery, products and inventory.

In the evaluation and prioritization of Year 2000 concerns, the Company seeks to develop potential solutions to the Year 2000 issues identified in planning, consider these solutions in light of other information technology and business priorities, prioritize the various remediation tasks and develop an implementation schedule.
Identified problems are corrected as soon as practicable after identification.

 The Company is in the process of developing contingency plans and actions for Year 2000 issues related to both internal and external systems. As part of this planning, the Company is evaluating the incremental cost of the contingency alternatives as compared to the perceived level of risk for Year 2000 problems. In some cases, we have determined that the perceived level of risk does not justify the cost of the contingency alternative. Contingency plans involve consideration of a number of possible actions, including, to the extent necessary or justified, the selection of alternative service providers and adjustments to staffing strategies, as ordering and billing procedures could be done manually. The Company plans to continue developing and modifying contingency plans throughout 1999 as the Company monitors and evaluates the progress of our internal and external Year 2000 compliance program.

With regard to contingency planning, as previously noted, the Company is assessing the Year 2000 readiness of key suppliers, distributors, customers and service providers. Toward that objective, since the Company has not received assurances from all of its suppliers and other service providers that they will be compliant, we are evaluating the risks to us that the failure of others to be Year 2000 ready would cause a material disruption to, or have a material effect on, our financial condition, business or operations. Although the Company has not determined the costs to handle Year 2000 failures by our third party suppliers or customers, we presently believe such costs will not be material. Due to the nature of our business, we do not anticipate that Year 2000 problems at our suppliers or customers will generate many problems with the process such suppliers or customers must undertake in order to provide products to us or purchase products from us, as the case may be. For example, our critical supplies include bar stock and scrap metal and are commodity materials that can be obtained from different sources. Further, these types of industries are not expected to be severely hampered by the Year 2000 issues. Rather, if anything, we expect that Year 2000 problems will affect the ability of suppliers or customers to communicate with us in a manner in which we can efficiently obtain the necessary supplies or take customer orders. The Company has attempted to address these Year 2000 concerns by preparing to accept paper copy orders from customers and enter those orders into our own computer system, if our customers' computers are unable to communicate with our computers. The Company's ordering on the supply end is typically done by paper copy rather than computer, so it should not be negatively impacted by Year 2000 issues. The Company is also considering the advisability of augmenting our inventories of certain raw materials and finished products, securing additional sources for certain supplies and services and exploring the use of manual paper flow to handle both the distribution and sales channels, among other things.

The Company's products are generally sold with a limited warranty for defects. The Company has reviewed its products currently in use by our customers or being sold and does not believe that there will be material increases in warranty or liability claims arising out of year 2000 non-compliance. However, a material increase in such claims could have a material adverse effect on our financial condition, future results of operations and liquidity. If large scale systems failures occur, it could have a significant adverse effect on our financial condition, future results of operations and liquidity.


FORWARD LOOKING STATEMENTS

The Company believes that all statements other than statements of historical facts included in this report, including certain statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements. The Company has based these forward-looking statements on current expectations and projections about future events and believes assumptions made in connection with these statements are reasonable, however, there is no assurance these assumptions and expectations will prove to have been correct.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK In the ordinary course of business, WABCO is exposed to risks that increases in interest rates may adversely affect funding costs associated with $225 million of variable-rate debt (considering the effects of existing interest rate swaps), which represents 50% of total long-term debt at June 30, 1999. At June 30, 1999, an instantaneous 100 basis point increase in interest rates would reduce the Company's earnings annually by approximately $1.4 million, net of tax, assuming no additional intervention strategies by management.

FOREIGN CURRENCY EXCHANGE RISK The Company routinely enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of June 30, 1999, the Company had no instruments outstanding.

WABCO is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the six months ending June 30, 1999, approximately 75% of WABCO's net sales are in the United States, 12% in Canada and 13% in other international locations, primarily Europe. At June 30, 1999, the Company does not believe changes in foreign currency exchanges rates represent a material risk to results of operations or financial position.


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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held May 19, 1999. Two matters were considered and voted upon at the Annual Meeting: the election of three persons to serve as directors, and ratification of the appointment of Arthur Andersen LLP as independent public accountants to audit the financial statements of the Company and its subsidiaries for the 1999 fiscal year.

Nominations of Emilio A. Fernandez, William E. Kassling and James V. Napier to serve as directors for a term expiring in 2002 and the appointment of Arthur Andersen were considered and ultimately approved.

                           Votes       Votes    Votes     Broker
Nominee                    For         Against  Withheld  Non-Votes
-------------------------------------------------------------------
Emilio A. Fernandez       31,040,589      --   137,010         --

William E. Kassling       31,041,581      --   136,018         --

James V. Napier           30,879,972      --   297,627         --


                           Votes       Votes    Votes     Broker
                           For         Against  Withheld  Non-Votes
-------------------------------------------------------------------
Arthur Andersen LLP
  as auditors for 1999    31,161,542   6,781     9,276         --


On July 26, 1999, the Company first mailed a Joint Proxy Statement/Prospectus to the shareholders for the consideration of and voting upon the proposed merger between the Company and MotivePower Industries, Inc. A special meeting to further consider the proposal will be held on August 23, 1999.


EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. 27 "Financial Data Schedule" as of and for the Six Months ended June 30, 1999 is filed herewith.

There was a Current Report filed on Form 8-K on June 3, 1999 for the purpose of reporting the June 2, 1999 execution of the merger agreement (Item 5) between the Company and MotivePower Industries, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WESTINGHOUSE AIR BRAKE COMPANY

                                     By: /s/ ROBERT J. BROOKS
                                         -----------------------------------
                                             Robert J. Brooks
                                             Chief Financial Officer

                                     Date:   August 11, 1999