Form 10-Q
period 1999-09-30
WESTINGHOUSE AIR BRAKE CO /DE/
filed 1999-11-05
CIK 943452

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

                For the quarterly period ended SEPTEMBER 30, 1999

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


         As of October 31, 1999, 33,801,363 shares of Common Stock of the registrant were issued and outstanding, of which 8,397,196 shares were unallocated ESOP shares.





===============================================================================

                                TABLE OF CONTENTS



                                                                                                              Page
                                                                                                            ---------
                PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements
                   Condensed Consolidated Balance Sheet as of September 30,
                      1999 and December 31, 1998                                                                3
                   Condensed Consolidated Statement of Operations for the three
                      and nine months ended September 30, 1999 and 1998                                         4
                   Condensed Consolidated Statement of Cash Flows for the nine
                      months ended September 30, 1999 and 1998                                                  5
                   Notes to Condensed Consolidated Financial Statements                                        6-9


Item 2.         Management's Discussion and Analysis of Financial Position and
                   Results of Operations                                                                      10-15

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                     15

                PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              15

Item 4.         Submission of  Matters to a Vote of Security Holders                                           15

Item 6.         Exhibits and Reports on Form 8-K                                                              15-16

                Signatures                                                                                     17

                         WESTINGHOUSE AIR BRAKE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                UNAUDITED
                                                                               SEPTEMBER 30        DECEMBER 31
Dollars in thousands, except par value                                            1999                1998
--------------------------------------------------------------------------------------------------------------
                                             ASSETS
     CURRENT ASSETS
     Cash                                                                       $   7,487           $   3,323
     Accounts receivable                                                          123,100             132,901
     Inventories                                                                  110,966             103,560
     Other                                                                         25,476              23,177
                                                                                -----------------------------
          Total current assets                                                    267,029             262,961
     Property, plant and equipment                                                236,361             214,461
     Accumulated depreciation                                                    (103,413)            (89,480)
                                                                                -----------------------------
          Property, plant and equipment, net                                      132,948             124,981
     OTHER ASSETS
     Prepaid pension costs                                                          6,875               5,724
     Goodwill                                                                     150,204             151,658
     Other intangibles                                                             42,237              46,021
     Other noncurrent assets                                                        6,319               4,839
                                                                                -----------------------------
          Total other assets                                                      205,635             208,242
                                                                                -----------------------------
          Total Assets                                                          $ 605,612           $ 596,184
                                                                                =============================

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Current portion of long-term debt                                          $  27,666           $  30,579
     Accounts payable                                                              45,260              62,974
     Accrued income taxes                                                           8,228               8,352
     Accrued interest                                                               5,217               1,616
     Customer deposits                                                             23,070              20,426
     Other accrued liabilities                                                     40,716              43,603
                                                                                -----------------------------
          Total current liabilities                                               150,157             167,550
     Long-term debt                                                               413,728             437,238
     Reserve for postretirement benefits                                           17,103              16,238
     Accrued pension costs                                                          3,944               3,631
     Other long-term liabilities                                                    7,804               5,380
                                                                                -----------------------------
          Total liabilities                                                       592,736             630,037
     SHAREHOLDERS' EQUITY
     Preferred stock, 1,000,000 shares authorized, no shares issued                    --                  --
     Common stock, $.01 par value; 100,000,000 shares authorized:
          47,426,600 shares issued                                                    474                 474
     Additional paid-in capital                                                   109,186             107,720
     Treasury stock, at cost, 13,315,050 and 13,532,092 shares                   (184,716)           (187,654)
     Unearned ESOP shares, at cost, 8,412,756 and 8,564,811 shares               (126,191)           (128,472)
     Retained earnings                                                            219,198             182,291
     Unamortized restricted stock award                                               (59)               (162)
     Accumulated other comprehensive income (loss)                                 (5,016)             (8,050)
                                                                                -----------------------------
          Total shareholders' equity                                               12,876             (33,853)
                                                                                -----------------------------
          Liabilities and Shareholders' Equity                                  $ 605,612           $ 596,184
                                                                                =============================

         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30                   SEPTEMBER 30
In thousands, except per share data                            1999            1998           1999            1998
--------------------------------------------------------------------------------------------------------------------
Net sales                                                    $172,471        $160,476        $557,656       $490,664
Cost of sales                                                 114,297         109,142         374,605        332,487
                                                             ------------------------        -----------------------
     Gross profit                                              58,174          51,334         183,051        158,177

Selling and marketing expenses                                  7,325           7,747          23,435         21,815
General and administrative expenses                            10,188           9,713          36,438         34,016
Engineering expenses                                            8,796           6,999          27,332         20,453
Amortization expense                                            2,887           1,694           7,724          5,873
                                                             ------------------------        -----------------------
     Total operating expenses                                  29,196          26,153          94,929         82,157
                                                             ------------------------        -----------------------

     Income from operations                                    28,978          25,181          88,122         76,020

Other income and expense
   Interest expense                                             8,748           7,386          26,612         22,284
   Other (income) expense, net                                    520             302           1,000           (141)
                                                             ------------------------        -----------------------
     Income before income taxes and extraordinary item         19,710          17,493          60,510         53,877

Income taxes                                                    7,191           6,647          22,389         20,473
                                                             ------------------------        -----------------------
     Income before extraordinary item                          12,519          10,846          38,121         33,404

Loss on extinguishment of debt, net of tax                                                       (469)        (2,730)
                                                             ------------------------        -----------------------
     Net income                                              $ 12,519        $ 10,846        $ 37,652       $ 30,674
                                                             ========================        =======================

EARNINGS PER COMMON SHARE
Basic
   Income before extraordinary item                          $   0.49        $   0.43        $   1.50       $   1.33
   Extraordinary item, net                                                                      (0.02)         (0.11)
                                                             ------------------------        -----------------------
   Net Income                                                $   0.49        $   0.43        $   1.48       $   1.22
                                                             ========================        =======================

Diluted
   Income before extraordinary item                          $   0.48        $   0.42        $   1.47       $   1.30
   Extraordinary item, net                                                                      (0.02)         (0.11)
                                                             ------------------------        -----------------------
   Net Income                                                $   0.48        $   0.42        $   1.45       $   1.19
                                                             ========================        =======================

Weighted Average Shares Outstanding
   Basic                                                       25,619          25,197          25,449         25,046
   Diluted                                                     26,129          25,696          25,960         25,696
                                                             ------------------------        -----------------------


         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                       UNAUDITED
                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30
In thousands                                                                      1999            1998
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                      $ 37,652        $ 30,674
Adjustments to reconcile net income to cash provided by operations
     Extraordinary loss on extinguishment of debt                                    469           2,730
     Depreciation and amortization                                                19,622          19,294
     Provision for ESOP contribution                                               3,273           3,462
     Changes in operating assets and liabilities,
        net of acquisitions
         Accounts receivable                                                      10,180         (10,979)
         Inventories                                                              (6,426)        (12,981)
         Accounts payable                                                        (18,136)          6,781
         Accrued income taxes                                                       (168)          7,400
         Accrued liabilities and customer deposits                                 1,318          (8,146)
         Other assets and liabilities                                             (1,537)         (2,986)
                                                                                ------------------------
              Net cash provided by operating activities                           46,247          35,249

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                              (17,694)        (22,333)
     Acquisitions of businesses, net of cash acquired                               (960)        (19,314)
                                                                                ------------------------
              Net cash used for investing activities                             (18,654)        (41,647)

FINANCING ACTIVITIES
     Proceeds from Senior Note offering                                           76,875              --
     Debt issuance costs                                                          (1,926)         (1,037)
     Net (repayments of) proceeds from the credit agreement                      (60,655)         14,895
     Repayments of other borrowings                                              (40,717)            (71)
     Cash dividends                                                                 (741)           (734)
     Proceeds from exercise of stock options and employee stock purchases          2,939           2,094
                                                                                ------------------------
              Net cash (used for) provided by financing activities               (24,225)         15,147

Effect of changes in currency exchange rates                                         796             248
                                                                                ------------------------
     Increase in cash                                                              4,164           8,997
         Cash, beginning of year                                                   3,323             836
                                                                                ------------------------
         Cash, end of period                                                    $  7,487        $  9,833
                                                                                ========================


         The accompanying notes are an integral part of this statement.

                         WESTINGHOUSE AIR BRAKE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


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


2. ACCOUNTING POLICIES

BASIS OF PRESENTATION The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission and include the accounts of Westinghouse Air Brake Company and its majority owned subsidiaries ("WABCO"). These condensed interim financial statements do not include all of the information and footnotes required for complete financial statements. In management's opinion, these financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified, where necessary, to conform to the current period presentation.

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

OTHER COMPREHENSIVE INCOME Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments. Total comprehensive income for the third quarter ending September 30, 1999 and 1998 was $13.1 million and $10.1 million, respectively, and for the nine months ending September 30, 1999 and 1998 was $40.7 million and $28.8 million, respectively.


3. ACQUISITIONS

On October 5, 1998, the Company purchased the railway electronics business of Rockwell Collins, Inc. ("RRE"), a wholly owned subsidiary of Rockwell International Corporation, for approximately $80 million in cash. The purchase was initially financed by obtaining additional term debt of $40 million through an amendment to the Company's existing credit facility, an unsecured bank loan of $30 million and additional borrowings under the Company's revolving credit agreement. RRE is a leading manufacturer and supplier of mobile electronics (display and positioning systems), data communications and electronic braking systems for the railroad industry and its operations are in the United States. Revenues of the acquired business for its fiscal year ended September 30, 1998 were approximately $46 million.

Since the beginning of 1998, the Company also completed the following acquisitions:

i) In February 1999, the acquisition of the mass transit electrical inverter and converter product line of AGC System & Technologies, Inc. of Canada for approximately $960 thousand.

ii) The October 1998 acquisition of the United States railway service center business of Comet Industries, Inc. ("Comet"), for $13.2 million, financed through the issuance of $12.2 million of promissory notes. Annual revenue for its most recent fiscal year was approximately $20 million.

iii) In July 1998, the purchase of assets and assumption of certain liabilities of U.S.-based Lokring Corporation ("Lokring"), for $5.1 million in cash. Lokring develops, manufactures and markets patented non-welded connectors and sealing products for railroad and other industries. Annual sales in 1997 were approximately $10 million.

iv) The acquisition in April 1998, of 100% of the stock of RFS (E) Limited ("RFS") of England, for approximately $10.0 million including the assumption of certain debt. RFS is a leading provider of vehicle overhaul, conversion and maintenance services to Britain's railway industry. Annual revenue for its most recent fiscal year was approximately $27.5 million.

v) The acquisition in April 1998, of the transit coupler product line of Hadady Corporation ("Hadady") located in the United States for $4.6 million in cash.

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


4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:


                                    SEPTEMBER 30   DECEMBER 31
Dollars in thousands                        1999          1998
--------------------------------------------------------------
Raw materials                           $ 51,988      $ 47,853
Work-in-process                           40,559        29,965
Finished goods                            18,419        25,742
                                        ----------------------
    Total inventory                     $110,966      $103,560
--------------------------------------------------------------


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


6. EARNINGS PER SHARE

The computation of earnings per share is as follows:


                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30             SEPTEMBER 30
In thousands, except per share        1999         1998        1999       1998
--------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
   Income, before extraordinary
     item, applicable to common
       shareholders                  $12,519     $10,846     $38,121     $33,404
   Divided by
     Weighted average shares
       outstanding                    25,619      25,197      25,449      25,046

   Basic earnings per share,
     before extraordinary item       $  0.49     $  0.43     $  1.50     $  1.33
--------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
   Income, before extraordinary
     item, applicable to common
       shareholders                  $12,519     $10,846     $38,121     $33,404
   Divided by sum of
     Weighted average shares
       outstanding                    25,619      25,197      25,449      25,046
     Conversion of dilutive
       stock options                     510         499         511         650
                                     -------------------------------------------
   Diluted shares outstanding         26,129      25,696      25,960      25,696

   Diluted earnings per share,
       before extraordinary item     $  0.48     $  0.42     $  1.47     $  1.30
--------------------------------------------------------------------------------


7. LEGAL PROCEEDINGS

On February 12, 1999, GE Harris Railway Electronics, LLC and GE Harris Railway Electronic Services, LLC (collectively, "GE Harris") brought suit against the Company for alleged patent infringement and unfair competition related to a communications system installed in one of the Company's products. GE Harris is seeking to prohibit the Company from future infringement and is seeking an unspecified amount of money damages to recover, in part, royalties. As this lawsuit is in the earliest stages, the Company is unable to estimate the cost, if any, of resolving litigation and thus, no costs have been provided for this matter.

8. SEGMENT INFORMATION

The Company evaluates its business segments' operating results based on income from operations. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges. Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the tables below are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

WABCO has three reportable segments - Railroad Group, Transit Group and Molded Products Group. The key factors used to identify these reportable segments are the organization and alignment of the Company's internal operations, the nature of the products and services and customer type. The business segments are:

RAILROAD GROUP consists of products geared to the production of freight cars and locomotives, including braking control equipment and train couplers. Customers include freight car and locomotive manufacturers as well as freight railroad companies. Revenues are derived from OEM and aftermarket sales and from repairs and services.

TRANSIT GROUP consists of products for passenger transit vehicles (typically subways, rail and buses) that include braking, coupling, electrification and monitoring equipment, climate control and door equipment that are engineered to meet individual customer specifications. Revenues are derived from OEM and aftermarket sales as well as from repairs and services.

MOLDED PRODUCTS GROUP includes manufacturing and distribution of composition brake shoes and discs and other rubberized products. Revenues are generally derived from the aftermarket.

Segment financial information for the three months ended September 30, 1999 is as follows:

                                                                                       MOLDED
                                                          RAILROAD      TRANSIT       PRODUCTS     CORPORATE
In thousands                                               GROUP         GROUP         GROUP      ACTIVITIES       TOTAL
--------------------------------------------------------------------------------------------------------------------------
Sales to external customers                              $ 95,866        $57,711       $18,894                    $172,471
Intersegment sales                                          5,730                        2,209       (7,939)            --
                                                         -----------------------------------------------------------------
   Total sales                                           $101,596        $57,711       $21,103      $ (7,939)     $172,471
                                                         =================================================================

Income from operations                                     19,118          5,477         6,776        (2,393)       28,978
Interest expense and other                                                                             9,268         9,268
                                                         -----------------------------------------------------------------
   Income before income taxes and extraordinary item     $ 19,118        $ 5,477       $ 6,776      $(11,661)     $ 19,710
                                                         =================================================================



Segment financial information for the three months ended September 30, 1998 is as follows:

                                                                                      MOLDED
                                                         RAILROAD      TRANSIT       PRODUCTS    CORPORATE
In thousands                                              GROUP         GROUP          GROUP     ACTIVITIES      TOTAL
------------------------------------------------------------------------------------------------------------------------
Sales to external customers                              $92,294        51,679         16,503                   $160,476
Intersegment sales                                         3,482           598          1,992       (6,072)           --
                                                         ---------------------------------------------------------------
   Total sales                                           $95,776       $52,277        $18,495     $ (6,072)     $160,476
                                                         ===============================================================

Income from operations                                    19,072         3,044          5,023       (1,958)       25,181
Interest expense and other                                                                           7,688         7,688
                                                         ---------------------------------------------------------------
   Income before income taxes and extraordinary item     $19,072       $ 3,044        $ 5,023     $ (9,646)     $ 17,493
                                                         ===============================================================

Segment financial information for the nine months ended September 30, 1999 is as follows:

                                                                                         MOLDED
                                                           RAILROAD       TRANSIT       PRODUCTS      CORPORATE
In thousands                                                GROUP          GROUP         GROUP        ACTIVITIES         TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $327,068       $174,058       $56,530                       $557,656
Intersegment sales                                           14,227            532         7,910        (22,669)             --
                                                           --------------------------------------------------------------------
   Total sales                                             $341,295       $174,590       $64,440       $(22,669)       $557,656
                                                           ====================================================================

Income from operations                                       62,584         14,736        19,483         (8,681)         88,122
Interest expense and other                                                                               27,612          27,612
                                                           --------------------------------------------------------------------
   Income before income taxes and extraordinary item       $ 62,584       $ 14,736       $19,483       $(36,293)       $ 60,510
                                                           ====================================================================


Segment financial information for the nine months ended September 30, 1998 is as follows:

                                                                                         MOLDED
                                                           RAILROAD       TRANSIT       PRODUCTS      CORPORATE
In thousands                                                GROUP          GROUP         GROUP        ACTIVITIES         TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $282,501       $154,314       $53,849                       $490,664
Intersegment sales                                           11,679            934         6,853        (19,466)             --
                                                           --------------------------------------------------------------------
   Total sales                                             $294,180       $155,248       $60,702       $(19,466)       $490,664
                                                           ====================================================================

Income from operations                                       57,203         10,451        16,114         (7,748)         76,020
Interest expense and other                                                                               22,143          22,143
                                                           --------------------------------------------------------------------
   Income before income taxes and extraordinary item       $ 57,203       $ 10,451       $16,114       $(29,891)       $ 53,877
                                                           ====================================================================


9. PENDING MERGER

On June 2, 1999, the Company agreed to merge with and into MotivePower Industries, Inc., pursuant to an Agreement and Plan of Merger. Prior to the August 23, 1999 special meeting to vote upon the proposed merger, WABCO postponed it's meeting in order to provide shareholders more time to evaluate recent financial disclosures regarding MotivePower. On September 26, 1999, the companies agreed to an amended and restated merger agreement. In the revised merger agreement, each share of MotivePower Common Stock and Right will be exchanged with 0.66 shares of WABCO Common Stock. For accounting purposes, the transaction will be accounted for as a pooling of interests and is expected to be completed in the fourth quarter. The merger is intended to be a tax-free reorganization for federal income tax purposes and is subject to a variety of conditions, including approval by the shareholders of both companies, at special meetings of shareholders scheduled for November 19, 1999.

The Company has filed a Form S-4 that became effective on October 20, 1999, which contains specific details on the proposed merger.

The Company has deferred costs of approximately $2 million related to the proposed merger and will take this as a charge against earnings in the fourth quarter of 1999 in conjunction with other merger related restructuring and integration costs.

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

On September 26, 1999, WABCO and MotivePower Industries, Inc. agreed to an amended and restated merger agreement. In connection with the merger, each share of MotivePower Common Stock and Right will be exchanged with 0.66 shares of WABCO Common Stock. For accounting purposes, the transaction will be accounted for as a pooling of interests and is expected to be completed in the fourth quarter. The merger is intended to be a tax-free reorganization for federal income tax purposes and is subject to a variety of conditions, including approval by the shareholders of both companies at special meetings of shareholders scheduled for November 19, 1999.

                 THIRD QUARTER 1999 COMPARED TO
                      THIRD QUARTER 1998

Summary Results of Operations

                                   THREE MONTHS
                                       ENDED
                                    SEPTEMBER 30
Dollars in millions,            --------------------  PERCENT
except per share                  1999       1998      CHANGE
---------------------------------------------------------------
Net sales                        $172.5    $160.5        7.5%
Gross profit margin                33.7%     32.0%        nm
Income from operations            $29.0     $25.2       15.1
Net income                         12.5      10.8       15.7
Diluted earnings per share         0.48      0.42       14.3

---------------------------------------------------------------
nm-not meaningful

Net income increased $1.7 million, or 15.7% in the quarter ending September 30, 1999 as compared to the third quarter of 1998. Diluted earnings per share increased 14.3% to $0.48 in the same comparison. Income from operations increased in the comparison primarily due to revenue growth and related gross profit.

A number of events have occurred over the comparative period that impacted the Company's results of operations and financial condition including:

o The Company completed several acquisitions that complement and enhance the mix of existing products and markets. Acquisitions completed during this timeframe were RRE and Comet. Aggregate incremental revenues from all of the above acquisitions were approximately $10 million in the third quarter of 1999.

o   Increased aftermarket sales in all product lines.

o Improved sales and backlog in the transit business due to increased governmental spending for transit equipment.


Net Sales

The following table sets forth the Company's net sales by business segment:


                                           THREE MONTHS ENDED
                                              SEPTEMBER 30
                                     ----------------------------
Dollars in thousands                        1999            1998
-----------------------------------------------------------------
Railroad Group                          $ 95,866        $ 92,294
Transit Group                             57,711          51,679
Molded Products Group                     18,894          16,503
                                     ----------------------------
     Net sales                          $172,471        $160,476
-----------------------------------------------------------------

Net sales for the third quarter of 1999 increased $12.0 million, or 7.5%, to $172.5 million. This increase was attributable to incremental revenue from the events referred to above, partially offset by decreased OEM freight car volumes within the Railroad Group. Sales volumes within the Railroad Group reflect a strong, but softening OEM market for freight cars, with approximately 16,400 freight cars delivered in the third quarter of 1999 compared to 18,400 in the same period of 1998.

Gross Profit

Gross profit increased 13.3% to $58.2 million in the third quarter of 1999 compared to $51.3 million in the same period of 1998. Gross margin, as a percentage of sales, was 33.7% compared to 32.0%. Gross margin is dependent on a number of factors including sales volume and product mix. Favorable margins on increased aftermarket sales in all major product lines more than offset the reduction of freight OEM sales and incremental revenue from recent acquisitions at lower margins as compared to the Company's historical results.

Operating Expenses

                                  THREE MONTHS ENDED
                                     SEPTEMBER 30
                                ----------------------    PERCENT
Dollars in thousands                 1999        1998     CHANGE
-----------------------------------------------------------------
Selling and marketing             $ 7,325     $ 7,747       (5.4%)
General and administrative         10,188       9,713        4.9
Engineering                         8,796       6,999       25.7
Amortization                        2,887       1,694       70.4
                                ---------- -----------
   Total                          $29,196     $26,153
-----------------------------------------------------------------

Total operating expenses as a percentage of net sales were 16.9% in the third quarter of 1999 as compared to 16.3% in the same period a year ago. Total operating expenses increased $3.0 million in the quarter-to-quarter comparison almost all of which related to operating expenses of the acquired businesses listed above. Amortization expense increased in the comparison due to amortization of goodwill and intangibles on recent acquisitions and amortization of debt fees on the January Senior Notes offering.

Income from Operations

Operating income totaled $29.0 million in the third quarter of 1999 compared with $25.2 million. Higher operating income resulted from higher sales volume and related higher gross profit. As a percentage of sales, operating income was 16.8% and is slightly higher than the prior year. Favorable aftermarket sales volume at relatively strong operating margins in the Transit and Molded Products Groups was the primary reason for the increase in operating income (See Note 8 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Interest and Other Expense

Interest expense totaled $8.7 million, an increase of $1.3 million in the quarter-to-quarter comparison. The increase was primarily due to financing costs of recent acquisitions.

Income Taxes

The provision for income taxes on income increased to $7.2 million for the third quarter of 1999. In the third quarter of 1999, the effective tax rate improved to an annual rate of 37% quarter from 38.0% a year ago, resulting from additional benefits through our Foreign Sales Corporation.

             NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

Summary Results of Operations

                                   NINE MONTHS
                                      ENDED
                                   SEPTEMBER 30
  Dollars in millions,          -------------------    PERCENT
  except per share                1999      1998       CHANGE
---------------------------------------------------------------
Net sales                        $557.7    $490.7        13.6%
Gross profit margin                32.8%     32.2%         nm
Income from operations           $ 88.1    $ 76.0        15.9%
Income before extraordinary
   item                            38.1      33.4        14.1
Extraordinary item, net
   of tax                           (.5)     (2.7)         nm
Net income                         37.6      30.7        22.5
Diluted earnings per share,
   before extraordinary item       1.47      1.30        13.1
Diluted earnings per share         1.45      1.19        21.8
---------------------------------------------------------------
nm-not meaningful

Income before extraordinary item, increased $4.7 million, or 14.1%. Diluted earnings per share before extraordinary item increased 13.1% to $1.47 per share. Income from operations increased in the comparison primarily due to revenue growth and related gross profit.

A number of events have occurred over the comparative period that impacted the Company's results of operations and financial condition including:

o The Company completed several acquisitions that complement and enhance the mix of existing products and markets. Acquisitions completed during this timeframe were RRE, Comet, Hadady, Lokring and RFS(E). Aggregate incremental revenues from all of the above acquisitions were $48.5 million, or 72% of the increase, in the nine months ending September 30, 1999.

o In January 1999, the Company issued $75 million of Senior Notes at an effective interest rate of 8.5% (See Note 5 - "Notes to Condensed Consolidated Financial Statements" included elsewhere in this report). As a result of the issuance and repayment of an unsecured credit facility, the Company wrote off previously capitalized debt issuance costs of approximately $469 thousand, net of tax ($.02 per diluted share) in the first quarter of 1999, which was reported as an extraordinary item.

o In the second quarter of 1998, the Company refinanced its credit agreement and wrote-off previously deferred financing costs of approximately $2.7 million ($0.11 per share), net of income tax, reported as a non-cash, non-recurring, extraordinary item.

Net Sales

The following table sets forth the Company's net sales by business segment:

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30
                                     ----------------------------
Dollars in thousands                       1999         1998
-----------------------------------------------------------------
Railroad Group                           $327,068     $282,501
Transit Group                             174,058      154,314
Molded Products Group                      56,530       53,849
                                     ----------------------------
     Net sales                           $557,656     $490,664
-----------------------------------------------------------------

Net sales for the nine month period ending September 30, 1999 increased $67 million, or 13.6%, to $557.7 million. This increase was primarily attributable to incremental revenue from the acquisitions referred to above and increases in Transit sales as a result of continuing improvements to mass transit authority infrastructure, in both OE and aftermarket, pursuant to recent governmental funding legislation. All business segments experienced significant growth in aftermarket sales volumes in the nine month period ending September 30, 1999 as compared to the prior year period. OEM freight car volumes year to year were lower due to a return to more normal replacement levels of production. The Company anticipates new freight car deliveries to level out in 2000 at a lower level than that of 1999; however, railroad OEM and aftermarket sales are expected to remain strong.

Gross Profit

Gross profit increased to $183.1 million in the nine month period ending September 30, 1999 compared to $158.2 million in the same period of 1998. Gross margin, as a percentage of sales, was 32.8%, compared to 32.2% for the prior period. Gross margin is dependent on a number of factors including sales volume and product mix. Favorable margins on increased volumes, particularly aftermarket sales in all major product lines more than offset the effect of reduced freight OEM sales and incremental revenue from recent acquisitions at lower margins as compared to the Company's historical results.

Operating Expenses

                                  NINE MONTHS ENDED
                                     SEPTEMBER 30
                               ----------------------    PERCENT
Dollars in thousands               1999        1998       CHANGE
-----------------------------------------------------------------
Selling and marketing             $23,435    $21,815        7.4%
General and administrative         36,438     34,016        7.1
Engineering                        27,332     20,453       33.6
Amortization                        7,724      5,873       31.5
                                ---------- ----------
   Total                          $94,929    $82,157
-----------------------------------------------------------------

Total operating expenses as a percentage of net sales were 17.0% in the nine month period ending September 30, 1999 as compared to 16.7% in the same period a year ago. Total operating expenses increased $12.8 million in the period to period comparison, substantially all of which related to operating expenses of the businesses acquired during this period. Excluding incremental revenues and operating expenses from businesses acquired in the comparative period, 1999 operating expenses as a percentage of sales would have decreased to 16.2%, as compared to the prior year period, due to costs incurred in 1998 to install computer system upgrades that included Year 2000 compliant software. During 1999, the Company completed cost savings programs from the consolidation of several facilities as it integrated recently acquired businesses into its core operations. Amortization expense increased in the comparison due to amortization of goodwill and intangibles on recent acquisitions and amortization of debt fees on the January Senior Notes offering.

Income from Operations

Operating income totaled $88.1 million in the nine month period ending September 30, 1999 compared with $76.0 million in the same period of 1998. Higher operating income resulted from higher sales volume and related higher gross profit. As a percentage of sales, operating income was 15.8% and is substantially consistent with that of the prior year. Favorable volume changes at relatively consistent operating margins, was the primary reason for the increase in operating income (See Note 8 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Interest and Other Expense

Interest expense totaled $26.6 million, compared with $22.3 million in 1998. The increase was primarily due to the effect of financing recent acquisitions.

Income Taxes

The provision for income taxes on income before extraordinary items increased to $22.4 million. The effective tax rate improved to 37% in the current year from 38.0% a year ago, resulting from additional benefits through our Foreign Sales Corporation and lower overall effective state tax rates.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's credit facilities with a consortium of commercial banks ("Credit Agreement"). The following is a summary of selected cash flow information and other relevant data.

                                         NINE MONTHS
                                      ENDED SEPTEMBER 30
                               ------------------------------
Dollars in millions                  1999           1998
-------------------------------------------------------------
Cash provided (used) by:
   Operating activities             $ 46.2         $ 35.2
   Investing activities              (18.7)         (41.6)
   Financing activities              (24.2)          15.1
Earnings before interest,
   taxes, depreciation and
   amortization                      107.7           95.3
-------------------------------------------------------------

Operating cash flow in the nine month period ending September 30, 1999 increased to $46.2 million from $35.2 million in the same period a year ago, primarily as a result of higher earnings and improved working capital management. However, inventory levels are increasing within the Transit Group as production continues for future product deliveries related to the Metropolitan Transit Authority/New York City Transit project. Deliveries are expected to commence in the first quarter of 2000.

Cash used for investing activities declined to $18.7 million from $41.6 million a year ago. In the nine month period ending September 30, 1999 and 1998, the Company used $1.0 million and $19.3 million, respectively, for certain business acquisitions. Gross capital expenditures were $17.7 million and $22.3 million in the nine months ending September 30, 1999 and 1998, respectively. The majority of capital expenditures for these periods relates to upgrades to existing equipment, replacement of existing equipment and purchases of new equipment due to expansion of WABCO's operations, where the Company believes overall cost savings can be achieved through increasing efficiencies. The Company expects 1999 capital expenditures for equipment purchased for similar purposes to approximate $25 to $30 million.

In 1999, the Company issued $75 million of additional Senior Notes and used the proceeds to repay amounts outstanding on certain unsecured bank term debt. The balance repaid a portion of the Company's revolving credit facility, thereby increasing amounts available under the Credit Agreement (see below for additional information). Additionally, $26 million of cash generated from operations in the nine month period ended September 30, 1999 was used to repay a portion of the outstanding balance on the revolving credit facility. Historically, the Company has financed the purchase of significant businesses through utilizing the amounts available under the credit facility and/or obtaining amendments to or refinancings of the Credit Agreement.

Based on anticipated cash flow provided by operations, forecasted results and credit available under the credit agreement, the Company believes it will be able to make planned capital expenditures and required debt payments over the next twelve months.

The following table sets forth the Company's outstanding indebtedness and average interest rates at September 30, 1999. The revolving credit note and term loan interest rates are variable and dependent on market conditions.
Interest on the Pulse note can vary with prime.


                                       SEPTEMBER 30   DECEMBER 31
Dollars in thousands                           1999          1998
------------------------------------------------------------------
Credit Agreement, matures 12/2003
   Revolving credit, 6.74%                 $ 52,400      $105,555
   Term loan,  6.54%                        195,000       202,500
9 3/8% Senior notes due 6/2005              175,000       100,000
Unsecured credit facility                        --        30,000
Pulse note,  9.5%, due 1/2004                16,990        16,990
Comet notes                                      --        10,200
Other                                         2,004         2,572
                                        --------------------------
     Total                                  441,394       467,817
     Less-current portion                    27,666        30,579
                                        --------------------------
     Long-term portion                     $413,728      $437,238
------------------------------------------------------------------

The Credit Agreement provides for an aggregate credit facility of $350 million, consisting of $210 million of term loans and up to $140 million of revolving loans. At September 30, 1999, amounts available under the revolving credit facility were $65.7 million.

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

Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. The debt of the Company requires the dedication of a substantial portion of future cash flows to the payment of principal and interest on indebtedness, thereby reducing funds available for capital expenditures and future business opportunities that the Company believes are available. The Company believes that cash flow and liquidity will be sufficient to meet its debt service requirements. If the Company's sources of funds were to fail to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place. The Company intends to reduce its indebtedness in 1999 through generating operating income and by maintaining working capital at current requirements and other measures.

EFFECTS OF YEAR 2000

The Company has information system improvement initiatives in process that include both new computer hardware and software applications. The new system is substantially operational and is Year 2000 compliant. The cost of the project will be approximately $10 million, with the majority of the costs incurred. The majority of the expenditures incurred for hardware and purchased software related to this project have been capitalized and are amortized over their estimated useful lives. Other costs, such as training and advisory consulting, are expensed as incurred. These expenditures are not expected to have a significant impact on our future results of operations or financial condition.

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

The Company will continue to regularly evaluate information technology applications, as well as those of the suppliers, and based on such evaluation, will revise Year 2000 readiness plans accordingly. The Company is evaluating its preparedness in a number of areas, including information technology infrastructure, external resources, physical plant and production facilities, equipment and machinery, products and inventory.

The Company has developed contingency plans and actions for Year 2000 issues related to both internal and external systems. As part of this planning, the Company is evaluating the incremental cost of the contingency alternatives as compared to the perceived level of risk for Year 2000 problems. In some cases, we have determined that the perceived level of risk does not justify the cost of the contingency alternative. Contingency plans involve consideration of a number of possible actions, including, to the extent necessary or justified, the selection of alternative service providers and adjustments to staffing strategies, as ordering and billing procedures could be done manually. The Company plans to continue developing and modifying contingency plans throughout 1999 as the Company monitors and evaluates the progress of our internal and external Year 2000 compliance program.

With regard to contingency planning, as previously noted, the Company is assessing the Year 2000 readiness of key suppliers, distributors, customers and service providers. Toward that objective, since the Company has not received assurances from all of its suppliers and other service providers that they will be compliant, the Company is evaluating the risks to us that the failure of others to be Year 2000 ready would cause a material disruption to, or have a material effect on, financial condition, business or operations. Although the Company has not determined the costs to handle Year 2000 failures by third party suppliers or customers, the Company presently believes such costs will not be material. Due to the nature of our business, we do not anticipate that Year 2000 problems at our suppliers or customers will generate many problems with the process such suppliers or customers must undertake in order to provide products to us or purchase products from us, as the case may be. For example, our critical supplies include bar stock and scrap metal and are commodity materials that can be obtained from different sources. Further, these types of industries are not expected to be severely hampered by the Year 2000 issues. Rather, if anything, we expect that Year 2000 problems will affect the ability of suppliers or customers to communicate with us in a manner in which we can efficiently obtain the necessary supplies or take customer orders. The Company has attempted to address these Year 2000 concerns by preparing to accept paper copy orders from customers and enter those orders into our own computer system, if our customers' computers are unable to communicate with our computers. The Company's ordering on the supply end is typically done by paper copy rather than computer, so it should not be negatively impacted by Year 2000 issues. The Company is also considering the advisability of augmenting our inventories of certain raw materials and finished products, securing additional sources for certain supplies and services and exploring the use of manual paper flow to handle both the distribution and sales channels, among other things.

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

FORWARD LOOKING STATEMENTS

The Company believes that all statements other than statements of historical facts included in this report, including certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements. The Company has based these forward-looking statements on current expectations and projections about future events and believes assumptions made in connection with these statements are reasonable, however, there is no assurance these assumptions and expectations will prove to have been correct.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE RISK

In the ordinary course of business, WABCO is exposed to risks that increases in interest rates may adversely affect funding costs associated with $216 million of variable-rate debt (considering the effects of existing interest rate swaps), which represents 49% of total long-term debt at September 30, 1999. At September 30, 1999, an instantaneous 100 basis point increase in interest rates would reduce the Company's earnings annually by approximately $1.4 million, net of tax, assuming no additional intervention strategies by management.

FOREIGN CURRENCY EXCHANGE RISK The Company periodically enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of September 30, 1999, the Company had no instruments outstanding.

WABCO is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the nine months ending September 30, 1999, approximately 75% of WABCO's net sales are in the United States, 12% in Canada and 13% in other international locations, primarily Europe. At September 30, 1999, the Company does not believe changes in foreign currency exchanges rates represent a material risk to results of operations or financial position.

LEGAL PROCEEDINGS

On February 12, 1999, GE Harris Railway Electronics, LLC and GE Harris Railway Electronic Services, LLC (collectively, "GE Harris") brought suit against the Company for alleged patent infringement and unfair competition related to a communications system installed in one of the Company's products. GE Harris is seeking to prohibit the Company from future infringement and is seeking an unspecified amount of money damages to recover, in part, royalties. As this lawsuit is in the earliest stages, the Company is unable to estimate the cost, if any, of resolving litigation and thus, no costs have been provided for this matter.


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 26, 1999, the Company and MotivePower Industries, Inc. agreed to an amended and restated merger agreement whereby each share of MotivePower Common Stock and Right will be exchanged with 0.66 shares of WABCO Common Stock (See
Note 9 - "Notes to Condensed Consolidated Financial Statements" included elsewhere in this report). On October 26, 1999, the Company mailed a Joint Proxy Statement/Prospectus to the shareholders for the consideration of and voting upon the proposed revised merger, at a special meeting of shareholders scheduled for November 19, 1999.

EXHIBITS AND REPORTS ON FORM 8-K

The Company filed the Current Report on Form 8-K on the dates below pertaining to the following items:

         On August 18, 1999, text of joint press release on the MotivePower Industries, Inc. and the Company's possible synergies, benefits of the merger, and 1999 EPS expectations (Item 7).

         On August 23, 1999, text of press release of the August 20, 1999 announcement of the postponement of the Shareholders meeting to vote upon the merger with MotivePower Industries, Inc. (Item 7).

         On October 13, 1999, reported the September 26, 1999 Amended and Restated Merger Agreement between MotivePower Industries, Inc. and the Company (Item 5).

         On October 15, 1999, text of press release of the Company's Third Quarter 1999 and September 30, 1999 Year to Date financial results and share repurchase program (Items 5 and 7).

Exhibit No. 27 "Financial Data Schedule" as of and for the Nine Months ended September 30, 1999 is filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WESTINGHOUSE AIR BRAKE COMPANY

                                        By: /s/ ROBERT J. BROOKS
                                           ------------------------------
                                                Robert J. Brooks
                                                Chief Financial Officer

                                        Date:   November 5, 1999