Form 10-K405
period 1999-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2000-03-28
CIK 943452

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

MARK ONE

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
                  For the Fiscal Year Ended December 31, 1999

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from        to

                         COMMISSION FILE NUMBER 1-13782

                             WESTINGHOUSE AIR BRAKE
                            TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)
            (FORMERLY REGISTERED AS WESTINGHOUSE AIR BRAKE COMPANY)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 21, 2000, 51,791,767 shares of Common Stock of the registrant were issued and outstanding, of which 8,319,396 shares were unallocated ESOP shares. The registrant estimates that as of this date, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $353.2 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 24, 2000 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.  Business....................................................      2
Item 2.  Properties..................................................      8
Item 3.  Legal Proceedings...........................................     10
Item 4.  Submission of Matters to a Vote of Security Holders.........     10
         Executive Officers of the Company...........................     10

                                   PART II
Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters...................................................     11
Item 6.  Selected Financial Data.....................................     12
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     13
Item 7A. Quantitative and Qualitative Disclosures About Market
           Risk......................................................     20
Item 8.  Financial Statements and Supplementary Data.................     21
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................     21

                                  PART III
Item 10. Directors and Executive Officers of the Registrant..........     21
Item 11. Executive Compensation......................................     21
Item 12. Security Ownership of Certain Beneficial Owners and
           Management................................................     21
Item 13. Certain Relationships and Related Transactions..............     21

                                   PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.......................................................     22

                                     PART I

ITEM 1. BUSINESS

GENERAL

On November 19, 1999 Westinghouse Air Brake Company (WABCO) completed its merger with MotivePower Industries, Inc. WABCO was one of North America's largest manufacturers of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. MotivePower Industries (MotivePower) was a leader in the manufacturing and distribution of products for rail and other power related industries, also providing a variety of related contract services.

We believe the merger resulted in North America's largest providers of value-added, technology-based products and services for the rail industry. The combined company, Westinghouse Air Brake Technologies Corporation, does business as Wabtec Corporation. All references to "we", "our", "us", the "Company" and "Wabtec" refer to Westinghouse Air Brake Technologies Corporation, a Delaware corporation, and its subsidiaries. The merger was accounted for as a "pooling-of-interests." Accordingly, the consolidated financial statements have been restated giving effect to this transaction as if it had occurred as of the beginning of the earliest period presented. The discussions that follow are based on the combined companies for each year.

We believe that we maintain a market share in North America in excess of 50% for our primary braking-related equipment and a significant market share in North America for our other principal products. We also sell our products in Europe, Africa, Australia, South America and Asia. Our major products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers. Our major product offerings include electronic controls and monitors, air brakes, traction motors, cooling equipment, turbochargers, low-horsepower locomotives, couplers, door controls, draft gears and brake shoes. We aggressively pursue technological advances with respect to both new product development and product enhancements. The Company has its headquarters in Wilmerding, Pennsylvania and has approximately 6,500 employees at facilities throughout the world.

INDUSTRY OVERVIEW

The Company's operating results are strongly influenced by general economic conditions, and the financial conditions and level of activity of the global railroad industry. In 1999, favorable conditions generally prevailed in the North American economy. As a result, U.S. railroads carried a record 1.4 trillion revenue ton-miles (defined as weight times distance traveled by Class I railroads), the main indicator of activity in the industry, up 1.8 % from the prior year. There can be no assurance that these favorable conditions will continue. Rail traffic, in terms of both freight and passengers, is a key factor underlying the demand for the Company's products. Government investment in public rail transportation also plays a significant role. Additionally, railroads continuously seek to increase the efficiency and productivity of their rail operations in order to improve profitability. We design an array of products to meet this goal and believe that through our products and service offerings, we are well positioned to contribute to and benefit from the railroad industry's drive to improve efficiency and productivity.

Demand for locomotive and freight car products was strong in 1999 due to continued growth in revenue ton-miles, continued strong delivery of new locomotives and freight cars, and the age of the industry's fleet of rolling stock.

Currently, the active locomotive fleet in the North American market numbers about 33,000 units, which include heavy-haul freight locomotives, commuter locomotives and lower-horsepower, short-haul and terminal locomotives. Deliveries of new, heavy-haul locomotives reached about 1,400 in 1999 as railroads invested in modernizing a portion of their fleets. In 2000, the Company expects the industry to deliver approximately 1,100 new locomotives. Historically, the components, parts and maintenance, and overhaul segments of the railroad industry, while still subject to the impact of rail traffic fluctuations and capital investment cycles, have been more stable and less cyclical than the new locomotive segment.

There are approximately 6,000 low-horsepower locomotives operating in switcher/short-haul service in the U.S. and Canada, with an average age of 30 years. Demand for new state-of-the-art, low-horsepower locomotives has been minimal since the early 1980s because the railroads have focused instead on modernizing, rationalizing and downsizing their higher-horsepower freight locomotive fleets. The Company believes that railroads may now begin to invest in lower-horsepower locomotives with advanced technology that can achieve higher levels of productivity and efficiency. The Company has formed a strategic alliance with an original equipment manufacturer (OEM) locomotive supplier to market these locomotives, and it is currently building 50 of these units for a specific customer.

Currently, the active freight car fleet in North America numbers about 1.3 million units. Deliveries of new freight cars reached a 20-year high of 75,685 units in 1998 and remained strong in 1999 with 74,223 as railroads and shippers invested in modernizing their fleets. In 2000, the Company expects the industry to deliver approximately 50,000 new freight cars, which would be approximately the average delivery rate of the past 10 years.

Demand for fleet maintenance services is driven by the railroads' focus on cost reduction and productivity improvements as the industry has consolidated over recent decades, and as railroads consider outsourcing non-transportation functions. When possible, the Company supplies its own component parts for use in overhaul and maintenance under these contracts. In this manner, the locomotive fleet maintenance contracts provide additional opportunities for sales of component parts.

Demand for passenger transit original equipment manufacturer (OEM) and aftermarket (i.e. replacement parts) products is driven by the replacement, building and/or expansion programs of transit authorities. These programs are funded in part by federal and state government programs, such as TEA-21 (Intermodal Surface Transportation and Efficiency Act), which is expected to provide up to $42 billion nationally, subject to appropriations for transit-related infrastructure through 2003.

Since the deregulation of the U.S. railroad industry in 1980, freight railroads have reduced their equipment base, consolidated operations, and reduced suppliers to reduce operating costs and improve their competitive position compared to trucking companies, which compete with the railroad industry. In addition, they have been consolidating and merging, hoping to achieve additional operating and financial efficiencies that will allow them to compete more effectively. The Company believes these consolidations offer opportunities to increase business with the surviving railroads as these railroads seek operating efficiencies through such means as outsourcing locomotive fleet maintenance and components repair. In addition, the supplier base has been consolidating, and the Company is a primary consolidator. The Company operates in a highly competitive environment, and there can be no assurance that increased rail traffic, higher fleet utilization, or other economically favorable industry conditions will benefit the Company.

BUSINESS SEGMENTS AND PRODUCTS

Approximately 60% of our net sales in 1999 were derived from the sale of aftermarket replacement parts, repair services and overhaul work purchased by operators of rail vehicles such as railroads, transit authorities, utilities and leasing companies (collectively, "end users" or the "aftermarket"). The balance of our sales was directly to North American OEMs of locomotives, railway freight cars and passenger transit vehicles. We believe that our substantial installed base of OEM products is a significant competitive advantage for providing products and services to the aftermarket because end-users often look to purchase replacement parts from the OEM when they are safety and performance related products. We believe that we are less adversely affected than our competitors by fluctuations in domestic demand for new railroad vehicles because of our substantial aftermarket and international sales.

Our products and services are delivered through two principal business segments, the Freight Group and Transit Group. Financial information for these segments has been restated in conjunction with the operational realignment of our organization pursuant to the merger of WABCO and MotivePower. Within each group, our new product development programs provide us with an array of product upgrades that strengthen our OEM and aftermarket sales. Our products and services, by business segment, include:

FREIGHT GROUP -- Includes products geared to the production of freight cars and locomotives, including braking control and train coupler equipment. Revenues are derived principally from OEM and aftermarket sales and to a lesser extent, repairs and services. Revenues from these products, as a percentage of total net sales, was 79%, 80% and 78% in 1999, 1998 and 1997, respectively.

Specific product lines within the Freight Group are:

 -- FREIGHT CAR -- We manufacture, sell and service air brake equipment, draft gears, hand brakes and slack adjusters for the OEM freight car market and to the aftermarket in the form of component parts and repair services. Net sales per typical freight car can vary considerably based upon the type and purpose of the freight platform, with articulated or intermodal cars generally having the highest Wabtec product content. The Company's traditional freight products include the ABDX Freight Brake Valve, the Mark Series draft gears, hand brakes and slack adjusters, and SAC-1(TM) Articulated Coupler.

 -- LOCOMOTIVE -- We manufacture, sell and service air brake equipment, traction motors, generators, alternators, turbochargers, cooling equipment, gearing, diesel engines, compressors, air dryers, slack adjusters, brake cylinders, and monitoring and control equipment for the locomotive OEM and aftermarket.

We also provide fleet maintenance, overhauling and remanufacturing of locomotives and diesel engines, and manufacturing of environmentally friendly switcher, commuter and mid-range, DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Locomotive product line also includes manufacturing and distribution of replacement, new and remanufactured components and parts for freight and passenger railroads, including every Class I railroad in North America, metropolitan transit and commuter rail authorities, industrial power-related markets and, to a lesser extent, OEMs. Wabtec provides aftermarket components for locomotives manufactured by the Electro-Motive Division of General Motors Corporation ("EMD"), certain components for locomotives made by the GE Transportation Systems unit of General Electric Company ("GE") and certain components for Alco locomotives.

Wabtec believes it is the leading independent supplier in North America of many aftermarket locomotive components.

Demand for components is influenced by rail traffic activity. As traffic increases, the railroads seek to maximize locomotive availability and capacity, which can increase the frequency of necessary repairs and maintenance. This business is highly competitive, as the Company faces competition from EMD, GE and numerous smaller, independent manufacturers and distributors. EMD and GE accounted for virtually 100% of the new high-horsepower locomotives delivered in the United States in the past five years and, as OEMs, are the principal suppliers of original parts for their locomotives.

 -- ELECTRONICS -- We manufacture, sell and service high-quality electronics for the railroads in the form of on-board systems and braking for locomotives and freight cars. We are an industry leader in insulating or "hardening" electronic components to protect them from severe conditions, including extreme temperatures and high/shock vibration environments. Our new product development effort has focused on electronic technology for brakes and controls, and over the past several years, we introduced a number of significant new products including the EPIC(R)Electronic Brake, PowerLink(TM), compressor aftercoolers, Train Trax(TM), Trainlink(TM), Train Sentry III(R), Fuellink(TM) and Armadillo(TM).

TRANSIT GROUP -- Includes products for passenger transit vehicles (typically subways and buses). Revenues are derived primarily from OEM and aftermarket component part(s) sales. Revenues from these products, as a percentage of total net sales, were 21%, 20% and 22% in 1999, 1998 and 1997, respectively.

We manufacture, sell and service electronic brake equipment, pneumatic control equipment, air compressors, tread brakes and disc brakes, couplers, collection equipment, overhead electrification, monitoring systems, wheels, climate control and door equipment and other components for passenger transit vehicles. With the 1996 acquisition of Vapor, Inc., this group is a large supplier of door control equipment for mass transit vehicles. In 1997, we received contracts valued at $150 million to provide equipment for 1,080 passenger transit cars for the Metropolitan Transportation Authority/New York City Transit (the "MTA"). Deliveries of equipment have begun and are expected to continue in 2000.

Substantially all of our principal passenger transit products are engineered to customer specifications. Consequently, there is less standardization among these products than with the Freight Group products. Because the market for OEM orders has been at a cyclical low during the past several years, we believe the OEM market presents an opportunity for improved growth during the next several years.

For additional information on our business segments, see Note 16 to "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

STRATEGY

We are committed to building shareholder value by capitalizing on the synergies of our merger with MotivePower Industries and by enhancing our position as a producer of value-added equipment for the rail industry. Building on our leading market shares, strong aftermarket presence and technological leadership, we are pursuing a strategy with five key elements:

Expand Technology-Driven New Product Development and Product Lines

We plan to continue to emphasize research and development to create new and improved products to increase our market share and profitability. We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board systems, as a means of new product growth. The Company believes that this strategy has been successfully executed by the former Westinghouse Air Brake Company operations, and that it can improve the ability of the former MotivePower Industries operations to be successful as well.

Increase Repair and Upgrade Services

By continuing to leverage our broad product offering and our large installed product base, we intend to expand our presence in the repair and upgrade services market. We believe our services are more cost-effective than, and offer product upgrades not available in, most independent repair shops. To capitalize on the growing aftermarket and the railroads' desire to outsource non-transportation functions, we are developing and marketing retrofit and upgrade products that serve as a platform for offering additional installation, replacement parts and repair services to customers.

Grow International Presence

We believe that international sales represent a significant opportunity for further growth. Our net sales outside of the United States comprised approximately 26%, 27% and 24% in 1999, 1998 and 1997, respectively (see Note 16 to "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report). We intend to increase our existing international sales by acquisitions, direct sales of products through our subsidiaries and licensees, and joint ventures with railway suppliers having a strong presence in their local markets.

Pursue Strategic Acquisitions and Alliances

We intend to pursue strategic acquisitions and alliances that expand our product lines, increase our aftermarket business, increase international sales and increase our technical capabilities. An integral component of our acquisition strategy is to realize revenue growth and cost savings through the integration of the acquired business.

Further Improve Manufacturing Efficiency and Quality

We intend to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through the Wabtec Quality and Performance System, we are dedicated to "lean manufacturing" principles and continuous improvement across all phases of our business. Our QPS includes employee-directed initiatives through Kaizen, a Japanese-developed team concept used to continuously improve quality, lead time and productivity, and to reduce costs. Our QPS tools also include Statistical Engineering and Value Stream Analysis. These efforts enable us to streamline processes, improve product quality and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. We believe our management and employees are appropriately incentivized to carry out our strategy. Management and insiders own approximately 25% of our Common Stock, and our employees own Common Stock through an Employee Stock Ownership Plan ("ESOP") and other plans.

BACKLOG

The backlog as of December 31, 1999, and December 31, 1998, and the expected year of recognition is as follows:

                                 TOTAL                              TOTAL
                                BACKLOG                 OTHER      BACKLOG                 OTHER
IN THOUSANDS                    12/31/99      2000      YEARS      12/31/98      1999      YEARS
--------------------------------------------------------------------------------------------------
Freight Group................  $  958,861   $310,848   $648,013   $  838,809   $251,238   $587,571
Transit Group................     312,310    211,776    100,534      327,896    150,000    177,896
                               ----------   --------   --------   ----------   --------   --------
     Total...................  $1,271,171   $522,624   $748,547   $1,166,705   $401,238   $765,467
                               ==========   ========   ========   ==========   ========   ========

The Company's contracts are subject to standard industry cancellation provisions, including cancellations on short notice or upon completion of designated stages, including, without limitation, contracts relating to the MTA. Substantial scope-of-work adjustments are common. For these and other reasons, work in the Company's backlog may be delayed or cancelled and backlog should not be relied upon as an indicator of the Company's future performance. The railroad industry, in general, has historically been subject to fluctuations due to overall economic conditions and the level of use of alternate modes of transportation. The Freight Group has significant multiple year locomotive overhaul and fleet contracts that may provide some level of assurance that additional component parts sales in support of overhauling services will occur in the future.

With respect to OEM passenger transit products, there is a longer lead-time for car deliveries and, accordingly, the Company carries a large backlog of orders.

Based upon widely available industry data concerning freight and locomotive OEM backlog and projected 2000 deliveries (that indicate a decline from 1999 deliveries), the Company believes demand for its products will remain reasonably strong for the foreseeable future.

ENGINEERING AND DEVELOPMENT

Consistent with its strategy of using technology to develop new products, the Company is actively engaged in a variety of engineering and development activities. For the fiscal years ended December 31, 1999, 1998 and 1997, the Company incurred costs of approximately $34.5 million, $30.4 million, and $24.4 million, respectively, on product development and improvement activities (exclusive of manufacturing support). Such expenditures represented approximately 3.1%, 2.9%, and 2.8% of net sales for the same periods, respectively. From time to time, the Company conducts specific research projects in conjunction with universities, customers and other railroad product suppliers.

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

Certain trademarks, among them the name WABCO(R), were acquired or licensed by the Company from American Standard Inc. in 1990 at the time of the Company's acquisition of the North American operations of the Railway Products Group of American Standard (the "1990 Acquisition").

The Company is a party, as licensor and licensee, to a variety of license agreements. The Company does not believe that any single license agreement, other than the SAB License discussed in the following paragraph, is of material importance to its business as a whole.

The Company and SAB WABCO Holdings B.V. ("SAB WABCO") entered into a license agreement (the "SAB License") on December 31, 1993, pursuant to which SAB WABCO granted the Company a license to the intellectual property and know-how related to the manufacturing and marketing of certain disc brakes, tread brakes and low noise and resilient wheel products. SAB WABCO is a Swedish corporation that was a former affiliate of the Company, both having been owned by the same parent in the early 1990's.

The Company is authorized to manufacture and sell the licensed products in North America (including to OEM manufacturers located outside North America if such licensed products are incorporated into a final product to be sold in North America). SAB WABCO has a right of first refusal to supply the Company with bought-in components of the licensed products on commercially competitive terms. To the extent SAB WABCO files additional patent or trademark applications, or develops additional know-how in connection with the licensed products, such additional intellectual property and know-how are also subject to the SAB License. The Company may, at its expense, request the service of SAB WABCO in manufacturing, installing, testing and maintaining the licensed products and providing customer support. SAB WABCO is entitled to a free, nonexclusive license of the use of any improvements to the licensed products developed by the Company. If any such improve-ments are patented by the Company, SAB WABCO has the right to request the transfer of such patents upon payment of reasonable compensation therefor; in such cases, the Company is entitled to a free, nonexclusive license to use the patented product. Under the SAB license, the Company is required to pay a lump sum fee for certain licensed products as well as royalties based on specified percentages of sales. The SAB license expires December 31, 2003, but may be renewed for additional one-year terms.

CUSTOMERS

A few customers within each business segment represent a significant portion of the Company's net sales; however, no one customer represented more than 10% of the Company's net sales in 1999. One customer represented 12% of Transit Group sales. Nevertheless, the loss of a few key customers within the Company's Freight and Transit Groups could have an adverse effect on the Company's financial condition, results of operations and liquidity.

COMPETITION

The Company operates in a competitive marketplace. Price competition is strong and the existence of cost-conscious purchasers of a limited number has historically limited Wabtec's ability to increase prices. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. The Company's principal competitors vary to some extent across its principal product lines. However, within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG (collectively, "NYAB/ Knorr"), is the Company's principal overall OEM competitor along with the OEM's themselves. The Company's competition for locomotive, freight and passenger transit service and repair business is primarily from the railroads' and passenger transit authorities' in-house operations, the in-house operations of EMD and GE, and NYAB/Knorr.

EMPLOYEES

We employ approximately 6,500 employees, approximately 36% of whom were unionized. Almost all of the employees subject to collective bargaining agreements are within North America and these agreements are generally effective through 2001 and 2002.

The Company considers its relations with its employees and union representation to be good, but cannot assure that future contract negotiations will be favorable to the Company.

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

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is included in Note 15 to the consolidated financial statements included in Part II, Item 8 of this report.

We believe that all statements other than statements of historical fact included in this report, including certain statements here under "Business," may constitute forward looking statements. For a complete discussion of the risks associated with these forward looking statements, see page 19 of this report.

ITEM 2. PROPERTIES

The following table provides certain summary information with respect to the principal facilities owned or leased by the Company. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. The Company's corporate headquarters are located in the Wilmerding, PA site.

                                                                                          APPROXIMATE
        LOCATION           PRIMARY USE                PRIMARY SEGMENT         OWN/LEASE   SQUARE FEET
------------------------------------------------------------------------------------------------------
DOMESTIC
  Wilmerding, PA           Manufacturing/Service      Freight Group            Own             850,000(1)
  Boise, ID                Manufacturing              Freight Group            Own             294,700
  Racine, WI               Warehousing                Freight Group            Own             181,000
  Lexington, TN            Manufacturing              Freight Group            Own             170,000
  Elk Grove Village, IL    Distribution               Freight Group            Lease           150,700
  Jackson, TN              Manufacturing              Freight Group            Own             150,000
  Braddock, PA             Manufacturing              Freight Group            Own             127,000
  Chicago, IL              Manufacturing              Freight Group            Own             111,500
  Laurinburg, NC           Manufacturing              Freight Group            Own             105,000
  Greensburg, PA           Manufacturing              Freight Group            Own              97,800
  Germantown, MD           Manufacturing/Service      Freight Group            Own              80,000
  Willits, CA              Manufacturing              Freight Group            Own              70,000
  Latham, NY               Manufacturing              Freight Group            Own              66,000
  St. Louis, MO            Manufacturing              Freight Group            Own              62,000
  Kansas City, MO          Service Center             Freight Group            Lease            55,900
  Emporium, PA             Manufacturing              Freight Group            Own              53,000
  Racine, WI               Engineering/Office         Freight Group            Own              50,000
  Alsip, IL                Manufacturing              Freight Group            Own              42,600
  Bossier City, LA         Service Center             Freight Group            Lease            40,000
  Cedar Rapids, IA         Manufacturing              Freight Group            Lease            37,000
  Gilman, IL               Manufacturing              Freight Group            Lease            31,800
  Ball Ground, GA          Manufacturing              Freight Group            Lease            30,000
  Carson City, NV          Service Center             Freight Group            Lease            22,000
  Chicago, IL              Service Center             Freight Group            Lease            19,200
  Columbia, SC             Service Center             Freight Group            Lease            12,300
  Niles, IL                Manufacturing              Transit Group            Own             355,300
  Spartanburg, SC          Manufacturing/Service      Transit Group            Lease           183,600
  Plattsburgh, NY          Manufacturing              Transit Group            Lease            64,000
  Elmsford , NY            Service Center             Transit Group            Lease            28,000
  Sun Valley , CA          Service Center             Transit Group            Lease             4,000
  Atlanta, GA              Service Center             Transit Group            Lease             1,200

                                                                                          APPROXIMATE
        LOCATION           PRIMARY USE                PRIMARY SEGMENT         OWN/LEASE   SQUARE FEET
------------------------------------------------------------------------------------------------------
INTERNATIONAL
  San Luis Potosi, Mexico  Manufacturing/Service      Freight Group            Lease         1,235,700
  Doncaster, UK            Manufacturing/Service      Freight Group            Own             330,000
  Stoney Creek, Ontario    Manufacturing/Service      Freight Group            Own             189,200
  Acambaro, Mexico         Maintenance                Freight Group            Lease           132,300
  Wallaceburg, Ontario     Foundry                    Freight Group            Own             127,600
  Wetherill Park,
     Australia             Manufacturing              Freight Group            Lease            73,100
  San Luis Potosi, Mexico  Manufacturing              Freight Group            Own              48,600
  Burlington, Ontario      Manufacturing              Freight Group            Own              46,200
  Calgary, Alberta         Manufacturing              Freight Group            Own              38,000
  Schweighouse, France     Manufacturing              Freight Group            Lease            30,000
  Burlington, Ontario      Manufacturing              Freight Group            Own              28,200
  Tottenham, Australia     Manufacturing              Freight Group            Lease            26,900
  San Luis Potosi, Mexico  Manufacturing              Freight Group            Lease            20,200
  Winnipeg, Manitoba       Service Center             Freight Group            Lease            20,000
  St-Laurent, Quebec       Manufacturing              Transit Group            Own             106,000
  Sassuolo, Italy          Manufacturing              Transit Group            Lease            30,000
  Burton on Trent, UK      Manufacturing              Transit Group            Lease            18,000
  Etobicoke, Ontario       Service Center             Transit Group            Lease             3,800
------------------------------------------------------------------------------------------------------

(1) Approximately 250,000 square feet are currently used in connection with the Company's corporate and manufacturing operations. The remainder is leased to third parties.

The above information does not include certain facilities previously announced to be closed during 2000. Leases on the above facilities are long-term and generally include options to renew.

ITEM 3. LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 15 to the consolidated financial statements included in Part II, Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 19, 1999, a special meeting of the WABCO stockholders was held for consideration of and voting upon the proposal to approve and adopt the Amended and Restated Agreement and Plan of Merger dated September 26, 1999, as amended, between the Westinghouse Air Brake Company and MotivePower Industries, Inc. The proposal was ultimately approved by the WABCO stockholders according to the results of voting as follows:

   FOR         AGAINST     ABSTAIN
----------    ---------    -------
27,599,166    1,462,779    157,079

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to executive officers of the Company as of March 2000.

        NAME           AGE   OFFICE WITH THE COMPANY
----------------------------------------------------
William E. Kassling    56    Director, Chairman and
                             Chief Executive Officer
Gregory T. H. Davies   53    Director, President and
                             Chief Operating Officer
Robert J. Brooks       55    Director , Executive
                             Vice President and
                             Chief Financial
                             Officer, Secretary
Joseph S. Crawford,    55    Executive Vice
  Jr.                        President, Railroad
John M. Meister        52    Executive Vice
                             President, Transit
Kevin P. Conner        42    Senior Vice President,
                             Human Resources
Alvaro Garcia-Tunon    47    Senior Vice President,
                             Finance
David L. Bonvenuto     32    Vice President,
                             Controller
Timothy J. Logan       47    Vice President,
                             International
George A. Socher       51    Vice President,
                             Internal Audit and
                             Taxation
Timothy R. Wesley      38    Vice President,
                             Investor Relations and
                             Corporate
                             Communications
----------------------------------------------------

WILLIAM E. KASSLING has been a director, Chairman and Chief Executive Officer of the Company since 1990. Mr. Kassling was also President of WABCO from 1990 through February 1998. From 1984 until 1990 he headed the Railway Products Group of American Standard Inc. Between 1980 and 1984 he headed American Standard's Building Specialties Group and between 1978 and 1980 he headed Business Planning for American Standard. Mr. Kassling is a director of Aearo Corporation, Scientific Atlanta, Inc. and Commercial Intertech, Inc.

GREGORY T. H. DAVIES joined the Company in March 1998 as President and Chief Operating Officer and in February 1999 became a director. Prior to March 1998 Mr. Davies had been with Danaher Corporation since 1988, where he was Vice President and Group Executive responsible for its Jacobs Vehicle Systems, Delta Consolidated Industries and A.L. Hyde Corporation operating units. Prior to that, he held executive positions at Cummins Engine Company and Ford Motor Company.

ROBERT J. BROOKS has been a director, Executive Vice President and Chief Financial Officer, Secretary of the Company since 1990. From 1986 until 1990 he served as worldwide Vice President, Finance for the Railway Products Group of American Standard. Mr. Brooks is a director of Crucible Materials Corp.

JOSEPH S. CRAWFORD, JR. has been Executive Vice President, Railroad since November 1999. Mr. Crawford was Executive Vice President and Chief Operating Officer of MotivePower Industries, Inc. from October 1998 until November 1999. From December 1995 to October 1998, Mr. Crawford served as President of Boise Locomotive Company, a subsidiary of MotivePower Industries, Inc. From September 1994 until December 1995, he served as Executive Vice President, Locomotive Group of MotivePower Industries, Inc. and from May 1994 to September 1994 as Senior Vice President, Operations and Maintenance of MotivePower Industries, Inc.

JOHN M. MEISTER has been Vice President and General Manager of the Company's Transit Unit since 1990. In 1997, he was appointed to the newly created position of Executive Vice President, Transit Group. From 1985 until 1990 he was General Manager of the passenger transit business unit for the Railway Products Group of American Standard.

KEVIN P. CONNER has been Senior Vice President of Human Resources of the Company since November 1999. Previously, Mr. Conner was Vice President of Human Resources of the Company since 1990. From 1986 until 1990, Mr. Conner was Vice President of Human Resources of the Railway Products Group of American Standard.

ALVARO GARCIA-TUNON has been Senior Vice President, Finance of the Company since November 1999. Mr. Garcia-Tunon was Vice President and Treasurer of the Company from August 1995 until November 1999. From 1990 until August 1995, Mr. Garcia-Tunon was Vice President of Business Development of Pulse Electronics, Inc.

DAVID L. BONVENUTO has been Vice President, Controller since November 1999. Previously, Mr. Bonvenuto was Vice President, Controller and Principal Accounting Officer of MotivePower Industries, Inc. from October 1998 until November 1999. From 1997 until October 1998, he served as Assistant Corporate Controller of MotivePower Industries, Inc. From 1990 to 1997, Mr. Bonvenuto was employed at KPMG Peat Marwick LLP.

TIMOTHY J. LOGAN has been Vice President, International since August 1996. From 1987 until August 1996, Mr. Logan was Vice President, International Operations for Ajax Magnethermic Corporation and from 1983 until 1987 he was President of Ajax Magnethermic Canada, Ltd.

GEORGE A. SOCHER has been Vice President, Internal Audit and Taxation of the Company since November 1999. Previously, from July 1995 until November 1999, Mr. Socher was Vice President and Corporate Controller of the Company. From 1994 until June 1995, Mr. Socher was Corporate Controller and Chief Accounting Officer of Sulcus Computer Corp. From 1988 until 1994 he was Corporate Controller of Stuart Medical Inc.

TIMOTHY R. WESLEY has been Vice President, Investor Relations and Corporate Communications since November 1999. Previously, Mr. Wesley was Vice President, Investor and Public Relations of MotivePower Industries, Inc. from August 1996 until November 1999. From February 1995 until August 1996, he served as Director, Investor and Public Relations of MotivePower Industries, Inc. From 1993 until February 1995, Mr. Wesley served as Director, Investor and Public Relations of Michael Baker Corporation.

The executive officers are affirmed annually by the Board of Directors of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange. As of March 21, 2000, there were 51,791,767 shares of Common Stock outstanding held by 1,922 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

       QUARTER          HIGH      LOW      DIVIDEND
---------------------------------------------------
1999
  Fourth               $19.38    $16.19      $.01
  Third                $25.75    $17.81      $.01
  Second               $25.94    $20.00      $.01
  First                $23.63    $17.75      $.01
---------------------------------------------------
1998
  Fourth               $24.81    $19.25      $.01
  Third                 26.75     17.13      $.01
  Second                29.81     24.00      $.01
  First                 29.81     23.00      $.01
---------------------------------------------------

The Company's credit agreement restricts the ability to make dividend payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and see Note 6 to "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

At the close of business on March 21, 2000, the Company's Common Stock traded at $10.50 per share.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial information of the Company and has been derived from restated audited financial statements. This financial information should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

                                                          YEAR ENDED DECEMBER 31
                                        -----------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS     1999         1998        1997        1996        1995
---------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Net sales............................   $1,121,068   $1,036,127   $ 870,371   $ 744,919   $ 688,677
  Gross profit (1)(2)................      331,979      300,501     258,460     210,196     140,891
Operating expenses...................     (172,322)    (155,472)   (133,867)   (106,246)   (102,702)
Merger and restructuring charge (2)...     (43,648)          --          --          --          --
                                        -----------------------------------------------------------
  Income from operations.............   $  116,009   $  145,029   $ 124,593   $ 103,950   $  38,189
                                        -----------------------------------------------------------
                                        -----------------------------------------------------------
Interest expense.....................   $  (44,420)  $  (37,111)  $ (34,892)  $ (35,295)  $ (40,600)
Other income (expense) (3)...........          (90)      13,393       2,878       5,280         612
  Income (loss) before extraordinary
     item............................       37,942       79,196      57,539      45,298      (5,307)
  Net income (loss)..................   $   36,623   $   73,851   $  57,539   $  44,234   $  (6,689)
                                        -----------------------------------------------------------
                                        -----------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE
Income (loss) before extraordinary
  item...............................   $     0.86   $     1.79   $    1.30   $    0.99   $   (0.12)
  Net income (loss) (1) (2) (3)......   $     0.83   $     1.67   $    1.30   $    0.97   $   (0.15)
                                        -----------------------------------------------------------
                                        -----------------------------------------------------------
Cash dividends declared per share....   $     0.04   $     0.04   $    0.04   $    0.04   $    0.01
                                        -----------------------------------------------------------
                                        -----------------------------------------------------------

                                                            AS OF DECEMBER 31
                                       -----------------------------------------------------------
                                          1999         1998        1997        1996        1995
                                       -----------------------------------------------------------
BALANCE SHEET DATA
Total assets.........................  $  996,676   $  967,382   $ 693,981   $ 597,280   $ 544,355
Total debt...........................     568,587      573,615     415,441     391,282     426,053
Shareholders' equity (deficit).......     181,878      144,076      65,285      44,785     (14,171)
--------------------------------------------------------------------------------------------------

(1) In 1995, the Company had Unusual Items totaling $40.8 million related to exiting the high-horsepower locomotive business, the impairment of the Mountaintop facility and the locomotive lease fleet, the disposition of one of the Company's Australian operations and other charges. The effect on diluted earnings per share was a charge of $0.58. Without the effect of this charge, 1995 earnings would have been $0.43 per diluted share.

(2) In 1999, the Company recorded $50.1 million, of which $43.6 million is the operating expense component and $5.2 million, the charge to gross profit; for a merger and restructuring charge pursuant to a plan that involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The effect on diluted earnings per share was a charge of $0.91. Without the effect of this charge, 1999 earnings would have been $1.74 per diluted share.

(3) In 1998, the Company sold its Argentine investment in Trenes de Buenos Aires S.A. and recognized an investment gain of $8.4 million. The effect on diluted earnings per share was a gain of $0.12. Without the effect of this gain, 1998 earnings would have been $1.55 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF
        OPERATIONS

OVERVIEW

Net income in 1999 was $36.6 million, or $0.83 per diluted share, as compared to $73.9 million or $1.67 per diluted share, in 1998. Excluding the merger and restructuring charge discussed below, Wabtec set financial records in 1999 with net income of $77 million, earnings per diluted share of $1.74 and net sales of $1.1 billion. Net sales increased 8.2% in 1999 including the sales from companies acquired in late 1998 and 1999.

Gross margin in 1999 was 29.6% compared to 29% in 1998. After excluding the cost of sales component of the merger and restructuring charge, gross margins would have increased to 30.1%.

Operating margins in 1999 decreased to 10.3% as compared to 14% in 1998. After excluding the merger and restructuring charges that effect operating income, operating margins increased to 14.7% compared to that of the prior year.

MERGER AND RESTRUCTURING PLAN

The Company announced a merger and restructuring plan that is anticipated to yield synergies of $15 million pre-tax in 2000 and produce an ongoing annualized benefit of $25 million, pre-tax, by year-end 2000. The Company expects the benefits to be realized through reduced cost of sales and reduced selling, general and administrative expenses. The merger and restructuring plan involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The Company estimates the charges to complete the merger and restructuring plan will total $70 million pre-tax with approximately $50 million of the charge being expensed in the fourth quarter of 1999. The $50 million charge was recorded as follows:
$5.2 million in cost of sales; $43.6 million as a separate line item in operating expenses and $1.3 million ($850,000 net of tax) as an extraordinary item. The cash and non-cash portion of the $50 million charge are estimated to be $38 million ($29 million has been spent through the end of 1999) and $12 million, respectively. Of the $20 million charge left to be incurred, the Company expects the majority of this charge to occur in the second and third quarter of 2000 with the cash portion being approximately $12 million to $13 million of the charge.

The $50 million charge included the following announced actions:

 -- Costs associated with the transaction for items such as investment bankers, legal fees, accountant fees, SEC fees, etc.

 -- Consolidation of the corporate headquarters to Wilmerding, PA and the elimination of duplicate corporate functions.

 -- Closing and moving of Young Radiators' Centerville, IA plant and consolidating the Young administrative offices into the Company's Jackson, TN facility.

 -- Closing of G&G Locotronic's plant in Itasca, IL and moving its production into the nearby Elk Grove Village, IL facility and to San Luis Potosi, Mexico.

 -- Implementing a national sales force and eliminating duplicate sales functions.

As of December 31, 1999, $8.7 million of the $50 million merger and restructuring-related charge was still remaining as accrued on the balance sheet. The accrual on the balance sheet is discussed in greater detail in Note 19 to "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

RESULTS OF OPERATIONS

The following table sets forth Wabtec's Consolidated Statements of Income for the years indicated. The 1999 adjusted column represents the 1999 income statement excluding the effects of the merger and restructuring charge.

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
IN THOUSANDS                                   ADJUSTED 1999      1999         1998        1997
--------------------------------------------------------------------------------------------------
Net sales                                       $1,121,068     $1,121,068   $1,036,127   $ 870,371
Cost of sales                                     (783,880)      (789,089)    (735,626)   (611,911)
                                                --------------------------------------------------
Gross profit                                       337,188        331,979      300,501     258,460
Selling, general and administrative expenses      (121,990)      (121,990)    (113,581)    (97,908)
Merger and restructuring charges                        --        (43,648)          --          --
Engineering expenses                               (34,524)       (34,524)     (30,436)    (24,386)
Amortization expense                               (15,808)       (15,808)     (11,455)    (11,573)
                                                --------------------------------------------------
     Total operating expenses                     (172,322)      (215,970)    (155,472)   (133,867)
Income from operations                             164,866        116,009      145,029     124,593
Interest expense                                   (44,420)       (44,420)     (37,111)    (34,892)
Investment income -- Argentina                          --             --       10,362       2,003
Other (expense) income                                 (90)           (90)       3,031         875
                                                --------------------------------------------------
Income before income taxes and extraordinary
  item                                             120,356         71,499      121,311      92,579
Income tax expense                                 (42,846)       (33,557)     (42,115)    (35,040)
                                                --------------------------------------------------
Income before extraordinary item                    77,510         37,942       79,196      57,539
Extraordinary loss on extinguishment of debt          (469)        (1,319)      (5,345)         --
                                                --------------------------------------------------
Net income                                      $   77,041     $   36,623   $   73,851   $  57,539
--------------------------------------------------------------------------------------------------

                             1999 COMPARED TO 1998

Net sales increased 8.2% to $1.1 billion in 1999 from $1 billion in 1998. The increase was driven by acquisitions, primarily within the Freight Group, which contributed $113 million of sales in 1999. Incremental revenue from the acquisitions, along with an increase in Transit Group sales, were partially offset by a slowdown in the locomotive overhaul market and in U.S. freight car deliveries which decreased slightly in 1999 to 74,223 from 75,685 in 1998. In 2000, the Company expects the OEM freight car and locomotive industries to deliver approximately 50,000 and 1,100 new freight cars and locomotives, respectively.

Cost of sales increased 7.3% to $789.1 million in 1999 from $735.6 million in 1998. Gross margin increased to 29.6% as compared to 29% in 1998. After excluding the cost of sales component of the merger and restructuring charge, gross margin would have increased to 30.1%. The increase is attributed to volume and a favorable product mix in the Freight Group component companies, and from the increased volume of the Transit Group.

Selling, general and administrative expenses increased 7.4% to $122 million from $113.6 million in 1998. Cost reductions and lower incentive-related expenses were offset by the operating expenses of acquired companies ($18 million).

Engineering expenses increased 13.4% to $34.5 million from $30.4 million primarily as a result of the Rockwell acquisition in October 1998 and new product development efforts.

Amortization expense increased 38% to $15.8 million in 1999 from $11.5 million in 1998. The increase is primarily attributable to the acquisitions made late in 1998 (Rockwell Railroad Electronics division (Rockwell), October 1998 and Young Radiator (Young), November 1998) and the acquisitions made early in 1999 (G&G Locotronics and Q-Tron in January 1999 and AGC Technologies in February 1999).

Income from operations totaled $116 million in 1999 compared with $145 million in 1998 with operating margins of 10.3% and 14%, respectively. After excluding the operating expense component of the merger and restructuring charge, operating income would have been $164.9 million and operating mar-gins as a percentage of sales for 1999 increased to 14.7%, slightly higher than 14% in the prior year. Higher adjusted operating income resulted from higher sales volume and related gross profit. Favorable aftermarket sales volume at relatively strong operating margins in the Transit Group and the component companies in the Freight Group were the primary reasons for the increase in operating income (see Note 16 to "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report).

Interest expense increased 19.7% to $44.4 million in 1999 from $37.1 million in 1998. Debt, net of cash and equivalents, was $562 million as of December 31, 1999 versus $565 million as of December 31, 1998. The increase in interest expense, even though the net debt balance decreased, is due to Wabtec carrying a higher average debt balance in 1999 as a result of the late 1998 acquisitions (Rockwell -- $80 million and Young -- $68 million) and the 1999 acquisitions of G&G Locotronics, Q-Tron and AGC Technologies ($32 million). Wabtec also funded cash transaction costs associated with the merger, which totaled about $29 million.

Investment income -- Argentina represents income recognized related to an investment in Argentina which was sold in 1998 for cash and a secured note receivable.

Other expense of $90,000 was recorded in 1999 versus other income of $3 million in 1998. The fluctuation is due to foreign exchange gains/losses as a foreign exchange loss virtually offsetting in 1999 compared to a foreign exchange gain of $2 million in 1998.

The Company recorded income tax expense of $33.6 million as compared to $42.1 million in 1998. The effective tax rate for 1999 was 46.9% as compared to 34.7% in 1998. After excluding the assumed tax benefit component of the merger and restructuring charge, Wabtec incurred income tax expense of $43 million in 1999, or an effective tax rate of 35.6%, as compared to 34.7% in 1998. The 1998 rate was lower due to a non-recurring deferred tax liability reversal. Wabtec expects the ongoing rate to be approximately 36%. The Company has consolidated Mexican and United States federal net operating loss carryforwards of $5 million and $19 million expiring at various times through year 2005 and 2010, respectively.

In 1999, a $469,000 extraordinary loss, net of tax, was incurred on the extinguishment of certain term debt as well as an $850,000 extraordinary loss, net of tax, for the write-off of deferred financing fees on the refinancing of the Company's principal credit facility in November 1999 in connection with the merger. In 1998, Wabtec incurred a $5.3 million extraordinary loss, net of tax, related to amending certain credit facilities.

                             1998 COMPARED TO 1997

Net sales increased 19% to $1 billion in 1998 from $870 million in 1997. Incremental revenues from acquisitions contributed $85 million of the increase. Increased sales in the Freight Group were also positively impacted by OEM freight car deliveries increasing to 75,685 deliveries in 1998 from 50,396 deliveries in 1997, and an increase in locomotive overhauls and freight car work in the United States and Mexico in 1998.

Cost of sales increased 20.3% to $735.6 million in 1998 from $611.9 million in 1997. Gross margin decreased to 29% in 1998 from 29.7% in 1997. The primary reason for the decrease was because the incremental gross margin from the 1998 acquisitions was at a lower margin than the other subsidiaries.

Selling, general and administrative expenses increased 16% to $113.6 million in 1998 from $97.9 million in 1997. Operating expenses of acquisitions accounted for $14 million of the increase while costs associated with preparing for year 2000 compliance were about $3 million.

Engineering expenses increased 24.8% to $30.4 million in 1998 from $24.4 million in 1997. The increase was attributed to new product development in 1998.

Income from operations totaled $145 million in 1998 compared with $124.6 million in 1997. Higher operating income resulted from higher sales volume and related higher gross profit. As a percentage of sales, 1998 operating income was 14% and is slightly lower than 14.3% in the prior year. Favorable OEM sales volume at generally weaker operating margins in both the Freight and Transit Groups was the primary reason (see Note 16 to "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report).

Interest expense increased 6.4% to $37.1 million in 1998 from $34.9 million in 1997. Debt, net of cash and equivalents was $565 million as of December 31, 1998 versus $398 million as of December 31, 1997. The increase is attributed to the late 1998 acquisitions of Rockwell and Young.

Investment income--Argentina represents income recognized related to an investment in Argentina and was $10 million in 1998 versus $2 million in 1997. The increase is due to Wabtec selling its investment in Argentina for cash and a secured note receivable during 1998.

Other income of $3 million was recorded in 1998 compared to other income of $875,000 in 1997. The fluctuation is primarily due to a foreign exchange gain of $2 million being recorded in 1998.

The Company recorded income tax expense of $42.1 million in 1998 versus $35 million in 1997. The effective income tax rate was 34.7% in 1998 compared to 37.8% in 1997. The decrease in the effective tax rate was primarily the result of the utilization of a Foreign Sales Corporation and a non-recurring reversal of a deferred tax liability in 1998.

In 1998, Wabtec incurred a $5.3 million extraordinary loss, net of tax, related to the amending of certain credit facilities in the first and second quarter of 1998, and the repayment of our higher-rate Mexican facility in the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's credit facilities with a consortium of commercial banks ("Credit Agreement"). The following is a summary of selected cash flow information and other relevant data.

                           YEAR ENDED DECEMBER 31,
                       -------------------------------
IN THOUSANDS             1999       1998        1997
------------------------------------------------------
Cash provided (used) by:
  Operating
    activities         $ 77,389   $  73,411   $104,262
  Investing
    activities          (66,371)   (243,795)   (66,996)
  Financing
    activities          (11,733)    161,941    (23,758)
Earnings before
  interest, taxes,
  depreciation and
  amortization
  (EBITDA)              158,623     181,644    159,184
Adjusted EBITDA         207,480     181,644    159,184
------------------------------------------------------

Operating cash flow in 1999 was $77.4 million as compared to $73.4 million in the same period a year ago. During 1999, cash outlays for merger and restructuring activities were approximately $29 million and are reported as a reduction to cash provided by operating activities. Excluding these cash outlays, cash provided by operating activities would have been approximately $106.7 million, compared to $73.4 million in 1998. This increase was primarily the result of improved working capital management. However, within the Freight Group, inventory levels increased due to strategic purchases of locomotive and parts cores used in exchange and overhaul programs and additionally within the Transit Group, production continues for anticipated future product deliveries related to the Metropolitan Transit Authority/New York City Transit project. Adjusted EBITDA, excluding the merger and restructuring charge, would have been $207 million in 1999 as compared to $182 million in 1998.

Cash used for investing activities declined in 1999 to $66.4 million from $243.8 million a year ago. In 1999, 1998 and 1997, the Company used $32.2 million, $180.2 million and $24.8 million, respectively, for certain business acquisitions. Capital expenditures were $30.8 million, $57.8 million and $44.2 million in 1999, 1998 and 1997, respectively. The majority of capital expenditures for these periods relates to upgrades to existing equipment, replacement of existing equipment and purchases of new equipment due to expansion of Wabtec's operations, where the Company believes overall cost savings can be achieved through increasing efficiencies. The Company expects 2000 capital expenditures for equipment purchased for similar purposes to approximate $40-$45 million.

Cash used for financing activities was $11.7 million in 1999 versus cash provided by financing activities of $161.9 million in 1998. As described below, the Company refinanced the pre-existing credit facilities of WABCO and MotivePower immediately following the merger in November 1999. Additionally, the Company issued $75 million of senior notes in the first quarter of 1999 and used the proceeds to repay amounts outstanding on certain unsecured bank term debt and repaid a portion of the Company's previous revolving credit facility. Historically, the Company has financed the purchase of significant businesses utilizing the amounts available under its credit facilities.

The Company estimates the charges to complete the merger and restructuring plan will total $70 million pre-tax with approximately $50 million of the charge being expensed in the fourth quarter of 1999. The cash and non-cash portion of the 1999 $50 million charge were $38 million and $12 million, respectively. Of the $20 million charge yet to be incurred, the Company expects the majority of this charge to occur in the second and third quarter of 2000 with the cash portion being approximately $12-$13 million of the charge.

Based on anticipated cash flow provided by operations, forecasted results and credit available under the credit agreement, the Company believes it will be able to make planned capital expenditures and required debt payments over the next twelve months.

The following table sets forth the Company's outstanding indebtedness and average interest rates at December 31, 1999. The revolving credit note and other term loan interest rates are variable and dependent on market conditions. Interest on the Pulse note can vary with prime.

                              YEAR ENDED
                             DECEMBER 31,
                          -------------------
IN THOUSANDS                1999       1998
---------------------------------------------
Credit agreement
  Revolving credit        $368,000   $204,055
  Term loan                     --    202,500
9 3/8% Senior notes due
  June 15, 2005            175,000    100,000
Unsecured credit
  facility                      --     30,000
Pulse note                  16,990     16,990
Comet notes                     --     10,200
5.5% Industrial revenue
  bond due 2008              6,749      7,298
Other                        1,848      2,572
                          -------------------
     Total                 568,587    573,615
     Less--current
       portion                 743     41,128
                          -------------------
     Long-term portion    $567,844   $532,487
---------------------------------------------

Credit Agreement

In November 1999, in connection with the merger, WABCO terminated its then existing credit agreement and refinanced the then existing MotivePower credit agreement with a consortium of commercial banks. The credit agreement provides for a $275 million five-year revolving credit facility and a 364-day $275 million convertible revolving credit facility. At December 31, 1999, the Company had available borrowing capacity, net of letters of credit, of approximately $158 million.

Under the credit agreement, the Company may elect a base rate, an interest rate based on the London Interbank Offered Rates of Interest ("LIBOR"), a cost of funds rate and a bid rate. The base rate is the greater of ABN AMRO Bank N.V.'s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 62.5 to 175 basis points depending on the Company's consolidated total indebtedness to cash flow ratios. The cost of funds rate is a fluctuating interest rate based on ABN AMRO Bank N.V.'s then cost of funds. Under the bid rate option, any participating bank may propose the interest rate at which it will lend funds, which rate may either be a fixed rate or a floating rate based on LIBOR.

The credit agreement limits the Company's ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions, whether in cash, property, securities or a combination thereof. One exception to this restriction is that the Company may make repurchases and redemptions, and pay dividends (net of dividends on unallocated shares of Common Stock of the Company that are returned to the Company) in an aggregate amount not to exceed 50% of the Company's accumulated consolidated net income for that fiscal year. The credit agreement contains various other covenants and restrictions including, without limitation, the following: a limitation on the incurrence of additional indebtedness; a limitation on mergers, consolidations and sales of assets and acquisitions; a limitation on liens; a limitation on sale and leasebacks; a limitation on investments, loans and advances; a limitation on certain debt payments; a limitation on capital expenditures; a minimum interest expense coverage ratio; and a maximum debt to cash flow ratio.

The credit agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and "change of control" of the Company.

Credit agreement borrowings bear variable interest rates indexed to common indexes such as LIBOR. The weighted-average contractual interest rate on credit agreement borrowings was 7.36% at December 31, 1999. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31, 1999, the notional value of interest rate swaps outstanding totaled $50 million and effectively changed the Company's interest rate from a variable rate to a fixed rate of 7.33%. The interest rate swap agreements mature in 2000 and

2001. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

9 3/8% Senior Notes Due June 2005

In June 1995, the Company issued $100 million of 9 3/8% Senior Notes due in 2005 (the "1995 Notes"). In January 1999, the Company issued an additional $75 million of 9 3/8% Senior Notes which are due in 2005 (the "1999 Notes"; the 1995 Notes and the 1999 Notes are collectively, the "Notes"). The 1999 Notes were issued at a premium resulting in an effective rate of 8.5%. The terms of the 1995 Notes and the 1999 Notes are substantially the same, and the 1995 Notes and the 1999 Notes were issued pursuant to indentures that are substantially the same. The issuance of the 1999 Notes improved the Company's financial liquidity by i) using a portion of the proceeds to repay $30 million of debt associated with the Rockwell acquisition that bore interest at 9.56%; ii) using a portion of the proceeds to repay variable-rate revolving credit borrowings thereby increasing amounts available under the revolving credit facility; and iii) repaying the remaining unpaid principal of $10.2 million from the Comet acquisition.

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

Unsecured Credit Facility

In October 1998, the Company obtained a $30 million unsecured credit facility from a group of commercial banks for the purpose of financing the Rockwell acquisition. In January 1999, this facility was repaid with proceeds of the 1999 Notes offering.

Pulse Note

As partial payment for the Pulse acquisition, the Company issued a $17 million note due January 31, 2004, with interest at 9.5%. In January 2000, this note was repaid with our revolving credit facility.

Comet Notes

In connection with the Comet acquisition, the Company issued notes totaling $12.2 million, of which unsecured notes totaling $6.2 million were delivered by the Company and a note in the amount of $6 million was delivered by a subsidiary of the Company and secured by the acquired assets. These notes were repaid in January 1999 with proceeds of the 1999 Notes offering.

Industrial Revenue Bond

In July 1998, a subsidiary of the Company entered into a 10-year $7.5 million debt obligation that bears an interest rate of 5.5% to provide financing for the purchase of a building used in the Company's operations.

Principal repayments of outstanding loan balances are due at various intervals until maturity. See Note 6 to "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

ESOP

In connection with the establishment of the ESOP in January 1995, the Company made a $140 million loan to the ESOP (the "ESOP Loan"), which was used to purchase 9,336,000 shares of the Company's outstanding common stock. The ESOP Loan had an original term of 50 years, with annual payments of principal and interest of approximately $12 million. The ESOP Loan bears interest at 8.5% per annum. The ESOP will repay the ESOP Loan using contributions from the Company. The Company is obligated to contribute amounts sufficient to repay the ESOP Loan. The net effect of the ESOP is that the Company's Common Stock is allocated to employees in lieu of a retirement plan that was previously a cash-based defined benefit plan and, accordingly, results in reduced annual cash outlays by an estimated $3 million to $4 million.

Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the credit agreement, will be adequate to make payments of principal and interest on debt, including the Notes, to make required contributions to the ESOP, to permit anticipated capital expenditures, and to fund working capital requirements and other cash needs for the foreseeable future, including 2001. Overall, increases in financial liquidity was primarily the result of changing the base available for borrowing under the November 1999 refinanced Credit Agreement. The issuance of 1999 Notes also increased the Company's liquidity by reducing its outstanding revolving credit borrowings and thereby increasing its available borrowing capacity.

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

EFFECTS OF YEAR 2000

The Company has information system improvement initiatives in process that include both new computer hardware and software applications. The new system is substantially operational and is Year 2000 compliant. The cost of the project will be approximately $17 million with the majority of costs previously incurred.

Based on information available to date, Wabtec has not experienced any significant events attributable to Year 2000 issues. The Company will continue to monitor for potential issues at Wabtec, its customers and suppliers, in order to permit a rapid response should any issues arise. The impact of Year 2000 issues will continue to depend on the way the issues have been addressed by third parties that provide products and services to us. The Company believes that if any Year 2000 issues were to arise, they would not have a significant impact on its operations.

Wabtec does not expect to incur significant direct costs related to the Year 2000 issue during the current year.

EFFECTS OF INFLATION; SEASONALITY

General price inflation has not had a material impact on the Company's results of operations. Some of the Company's labor contracts contain negotiated salary and benefit increases and others contain cost of living adjustment clauses, which would cause the Company's cost automatically to increase if inflation were to become significant. The Company's business is not seasonal, although the third quarter results may be impacted by vacation and plant shut-downs at several of its major customers during this period.

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

FORWARD LOOKING STATEMENTS

We believe that all statements other than statements of historical facts included in this report, including certain statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations are correct.

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

     Economic and Industry Conditions

     -- materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;

     -- demand for services in the freight and passenger rail industry;

     -- consolidations in the rail industry;

     -- demand for our products and services;

     -- continued outsourcing by our customers;

     -- demand for freight cars, locomotives, passenger transit cars and buses;

     -- industry demand for faster and more efficient braking equipment;

     -- fluctuations in interest rates;

     Operating Factors

     -- supply disruptions;

     -- technical difficulties;

     -- changes in operating conditions and costs;

     -- successful introduction of new products;

     -- labor relations;

     -- completion and integration of additional acquisitions;

     -- the development and use of new technology;

     -- year 2000 disruptions;

     Competitive Factors

     -- the actions of competitors;

     Political/Governmental Factors

     -- political stability in relevant areas of the world;

     -- future regulation/deregulation of our customers and/or the rail industry;

     -- governmental funding for some of our customers;

     -- political developments and laws and regulations, such as forced divestiture of assets, restrictions on production, imports or exports, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, and environmental regulations;

     Transaction or Commercial Factors

     -- the outcome of negotiations with partners, governments, suppliers, customers or others; and

     -- our ability to complete the integration of the Westinghouse Air Brake and MotivePower businesses so as to achieve the stated synergies.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RECENT ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity", was issued. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the effect of this standard on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with $320 million of variable-rate debt (including the effects of interest rate swaps), which represents 56% of total long-term debt at December 31, 1999. Management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases (see
Note 6 to "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report). At December 31, 1999, an instantaneous 100 basis point increase in interest rates would reduce the Company's annual earnings by $2.1 million, assuming no additional intervention strategies by management.

FOREIGN CURRENCY EXCHANGE RISK

The Company routinely enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of December 31, 1999, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. At December 31, 1999, approximately 74% of Wabtec's net sales are in the United States, 9% in Canada, 7% in Mexico, and 10% in other international locations, primarily Europe. (See Note 16 to "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report). At December 31, 1999, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 14, of Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS
        WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL
        DISCLOSURE

None.

                                    PART III

ITEMS 10 THROUGH 13.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2000. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. Information relating to the executive officers of the Company is set forth in
Part I.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

                                                                          PAGE
                                                                          ----
(a)    (1)  FINANCIAL STATEMENTS
            Reports of Independent Public Accountants                     26-27
            Consolidated Balance Sheets as of December 31, 1999 and 1998   28
            Consolidated Statements of Operations for the three years
              ended December 31, 1999, 1998 and 1997                       29
            Consolidated Statements of Cash Flows for the three years
              ended December 31, 1999, 1998 and 1997                       30
            Consolidated Statements of Shareholders' Equity for the
              three years ended December 31, 1999, 1998 and 1997           31
            Notes to Consolidated Financial Statements                    32-50
       (2)  FINANCIAL STATEMENT SCHEDULES
            Report of Independent Public Accountants                       52
            Schedule II -- Valuation and Qualifying Accounts               56
(b)         REPORTS ON FORM 8-K
            The Company filed the Current Report on Form 8-K on the
              dates below pertaining to the following items:
            On November 30, 1999, reported the November 19, 1999 merger with MotivePower Industries, Inc. (Items 2 and 7).
            On January 14, 2000, text of press release announcing the
              fourth quarter 1999 earnings expectation, earnings
                 expectation for the year 2000 and merger-related
                 expected synergies for year 2000 (Items 5 and 7).
            On January 27, 2000, amendment to Form 8-K dated November
              30, 1999 regarding the acquisition of MotivePower
                 Industries, Inc. Financial Statements and Proforma
                 Financial Information (Item 7).

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     2.1    Exhibits Amended and Restated Agreement and Plan of Merger,
            as amended (originally included as Annex A to the Joint
            Proxy Statement/Prospectus)                                         8
     3.1    Restated Certificate of Incorporation of the Company dated
            January 30, 1995, as amended March 30, 1995                         2
     3.3    Amended and Restated By-Laws of the Company, effective
            November 19, 1999                                                   8
     4.1    Form of Indenture between the Company and The Bank of New
            York with respect to the public offering of $100,000,000 of
            9 3/8% Senior Notes due 2005                                        2
     4.2    Form of Note (included in Exhibit 4.1)                              2
     4.3    First Supplemental Indenture dated as of March 21, 1997
            between the Company and The Bank of New York                        5
     4.4    Indenture dated as of January 12, 1999 by and between the
            Company and The Bank of New York with respect to the private offering of $75,000,000 of 9 3/8%Senior Notes due 2005,
            Series B                                                            7
     4.5    Form of Note (included in Exhibit 4.4)                              7
     10.1   MotivePower Stock Option Agreement (originally included as
            Annex B to the Joint Proxy Statement/Prospectus)                    8

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     10.2   Westinghouse Air Brake Stock Option Agreement (originally
            included as Annex C to the Joint Proxy Statement/Prospectus)        8
     10.3   Voting Agreement dated as of September 26, 1999 among
            William E. Kassling, Robert J. Brooks, Harvard Private
            Capital Holdings, Inc. Vestar Equity Partners, L.P. and
            MotivePower Industries, Inc. (originally included as Annex D
            to the Joint Proxy Statement/Prospectus)                            8
     10.5   Westinghouse Air Brake Company Employee Stock Ownership Plan
            and Trust, effective January 31, 1995                               2
     10.6   ESOP Loan Agreement dated January 31, 1995 between
            Westinghouse Air Brake Company Employee Stock Ownership
            Trust ("ESOP") and the Company (Exhibits omitted)                   2
     10.7   Employee Stock Ownership Trust Agreement dated January 31,
            1995 between the Company and U.S. Trust Company of
            California, N.A.                                                    2
     10.8   Pledge Agreement dated January 31, 1995 between ESOT and the
            Company                                                             2
     10.9   Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial
            institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank,
            and The Bank of New York (Schedules and Exhibits omitted.)          1
     10.10  Amended and Restated Stockholders Agreement dated as of
            March 5, 1997 among the RAC Voting Trust ("Voting Trust"),
            Vestar Equity Partners, L.P ("Vestar Equity")., Harvard
            Private Capital Holdings, Inc. ("Harvard"), American
            Industrial Partners Capital Fund II, L.P. ("AIP") and the
            Company                                                             5
     10.11  Common Stock Registration Rights Agreement dated as of
            January 31, 1995 among the Company, Scandinavian Incentive
            Holding B.V. ("SIH"), Voting Trust, Vestar Equity, Pulse
            Electronics, Inc., Pulse Embedded Computer Systems, Inc.,
            the Pulse Shareholders and ESOT (Schedules and Exhibits
            omitted)                                                            2
     10.12  Indemnification Agreement dated January 31, 1995 between the
            Company and the Voting Trust Trustees                               2
     10.13  Agreement of Sale and Purchase of the North American
            Operations of the Railway Products Group, an operating
            division of American Standard Inc., dated as of 1990 between
            Rail Acquisition Corp. and American Standard Inc. (only
            provisions on indemnification are reproduced)                       2
     10.14  Letter Agreement (undated) between the Company and American
            Standard Inc. on environmental costs and sharing                    2
     10.15  Purchase Agreement dated as of June 17, 1992 among the
            Company, Schuller International, Inc., Manville Corporation
            and European Overseas Corporation (only provisions on
            indemnification are reproduced)                                     2
     10.16  Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse
            Electronics, Inc., Pulse Embedded Computer Systems, Inc. and
            the Pulse Shareholders (Schedules and Exhibits omitted)             2
     10.17  License Agreement dated as of December 31, 1993 between SAB
            WABCO Holdings B.V. and the Company                                 2
     10.18  Letter Agreement dated as of January 19, 1995 between the
            Company and Vestar Capital Partners, Inc.                           2
     10.19  Westinghouse Air Brake Company 1995 Stock Incentive Plan, as
            amended                                                             7
     10.20  Westinghouse Air Brake Company 1995 Non-Employee Directors'
            Fee and Stock Option Plan, as amended                               1

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     10.21  Employment Agreement between William E. Kassling and the
            Company                                                             2
     10.22  Letter Agreement dated as of January 1, 1995 between the
            Company and Vestar Capital Partners, Inc.                           2
     10.23  Form of Indemnification Agreement between the Company and
            Authorized Representatives                                          2
     10.24  Share Purchase Agreement between Futuris Corporation Limited
            and the Company (Exhibits omitted)                                  2
     10.25  Purchase Agreement dated as of September 19, 1996 by and among Mark IV Industries, Inc., Mark IV PLC, and W&P Holding
            Corp. (Exhibits and Schedules omitted) (Originally filed as
            Exhibit No. 2.01)                                                   3
     10.26  Purchase Agreement dated as of September 19,1996 by and among Mark IV Industries Limited and Westinghouse Railway
            Holdings (Canada) Inc. (Exhibits and Schedules omitted)
            (Originally filed as Exhibit No. 2.02)                              3
     10.27  Amendment No. 1 to Amended and Restated Stockholders
            Agreement dated as of March 5, 1997 among the Voting Trust,
            Vestar, Harvard, AIP and the Company                                5
     10.28  Common Stock Registration Rights Agreement dated as of March
            5, 1997 among the Company, Harvard, AIP and the Voting Trust        5
     10.29  1998 Employee Stock Purchase Plan                                   7
     10.30  Sale Agreement dated as of August 7, 1998 by and between
            Rockwell Collins, Inc. and the Company (Schedules and
            Exhibits omitted) (Originally filed as Exhibit No. 2.01)            6
     10.31  Amendment No. 1 dated as of October 5, 1998 to Sale
            Agreement dated as of August 7, 1998 by and between Rockwell
            Collins, Inc. and the Company (Originally filed as Exhibit
            No. 2.02)                                                           6
     10.32  Westinghouse Air Brake Technologies Corporation 2000 Stock
            Incentive Plan                                                      1
     21     List of subsidiaries of the Company                                 1
     23     Consent of Arthur Andersen LLP                                      1
     23.1   Consent of Deloitte & Touche LLP                                    1
     27     Financial Data Schedule for the Twelve Months Ending
            December 31, 1999                                                   1
     27.1   Restated Financial Data Schedule for the Three Months Ending
            March 31, 1999                                                      1
     27.2   Restated Financial Data Schedule for the Six Months Ending
            June 30, 1999                                                       1
     27.3   Restated Financial Data Schedule for the Nine Months Ending
            September 30, 1999                                                  1
     27.4   Restated Financial Data Schedule for the Twelve Months
            Ending December 31, 1998                                            1
     27.5   Restated Financial Data Schedule for the Three Months Ending
            March 31, 1998                                                      1
     27.6   Restated Financial Data Schedule for the Six Months Ending
            June 30, 1998                                                       1
     27.7   Restated Financial Data Schedule for the Nine Months Ending
            September 30, 1998                                                  1
     27.8   Restated Financial Data Schedule for the Twelve Months
            Ending December 31, 1997                                            1
     99     Annual Report on Form 11-K for the year ended December 31,
            1999 of the Westinghouse Air Brake Company Employee Stock
            Ownership Plan and Trust                                            1
     99.1   LIFO Preferability Letter from Arthur Andersen LLP                  1

FILING METHOD
        1           Filed herewith.
        2           Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-90866).
        3           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 3, 1996.
        4           Filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-39159).
        5           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1997.
        6           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 5, 1998.
        7           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1998.
        8           Filed as part of the Company's Registration Statement on
                    Form S-4 (No. 333-88903).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cashflows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the years ended December 31, 1998 and 1997, we did not audit the consolidated financial statements of MotivePower Industries, Inc., a company acquired during 1999 in a transaction accounted for as a pooling-of-interests, as discussed in Note 4. Such statements are included in the consolidated financial statements of Westinghouse Air Brake Technologies Corporation and reflect total assets and total revenues of 38 percent and 35 percent in 1998, and 41 percent and 35 percent in 1997, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for MotivePower Industries, Inc, is based solely upon the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 15, 2000

                          INDEPENDENT AUDITOR'S REPORT

TO THE STOCKHOLDERS AND BOARD OF
DIRECTORS OF MOTIVEPOWER INDUSTRIES, INC.:

We have audited the consolidated balance sheets of MotivePower Industries, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of income, cash flows and stockholders' equity for each of the two years in the period ended December 31,1998, not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MotivePower Industries, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 11, 1999 (March 2, 1999 as to Note 18)

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ----------------------
IN THOUSANDS, EXCEPT SHARE AND PAR VALUE                        1999         1998
------------------------------------------------------------------------------------
                                       ASSETS
CURRENT ASSETS
Cash........................................................  $   7,056    $   8,983
Accounts receivable.........................................    179,734      190,160
Inventories.................................................    211,396      196,553
Deferred taxes..............................................     26,173       19,771
Other.......................................................     12,889       19,617
                                                              ----------------------
    Total current assets....................................    437,248      435,084
Property, plant and equipment...............................    395,687      364,469
Accumulated depreciation....................................   (172,996)    (145,231)
                                                              ----------------------
    Property, plant and equipment, net......................    222,691      219,238
OTHER ASSETS
Prepaid pension costs.......................................      9,178        8,817
Underbillings...............................................     27,710       26,775
Goodwill....................................................    233,760      211,358
Other intangibles...........................................     43,287       49,914
Other noncurrent assets.....................................     22,802       16,196
                                                              ----------------------
    Total other assets......................................    336,737      313,060
                                                              ----------------------
         Total Assets.......................................  $ 996,676    $ 967,382
                                                              ----------------------
                                                              ----------------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt...........................  $     743    $  41,128
Accounts payable............................................     87,388       97,267
Accrued merger and restructuring............................      8,705           --
Accrued income taxes........................................      5,155        8,352
Customer deposits...........................................     31,827       21,600
Accrued compensation........................................     15,754       23,675
Accrued warranty............................................     26,832       22,985
Other accrued liabilities...................................     17,808       29,478
                                                              ----------------------
    Total current liabilities...............................    194,212      244,485
Long-term debt..............................................    567,844      532,487
Reserve for postretirement and pension benefits.............     19,918       20,166
Deferred income taxes.......................................      8,054        4,022
Commitments and contingencies...............................     18,933       19,205
  Other long-term liabilities...............................      5,837        2,941
                                                              ----------------------
    Total liabilities.......................................    814,798      823,306
SHAREHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, no shares
  issued....................................................         --           --
Common stock, $.01 par value; 100,000,000 shares authorized:
    65,447,867 shares issued and 51,529,331 outstanding at
      December 31, 1999 and 65,162,297 shares issued and
      51,630,205 outstanding at December 31, 1998...........        654          652
Additional paid-in capital..................................    318,357      314,155
Treasury stock, at cost, 13,918,536 and 13,532,092 shares,
  respectively..............................................   (201,711)    (192,190)
Unearned ESOP shares, at cost, 8,366,076 and 8,564,811
  shares, respectively......................................   (125,491)    (128,472)
Retained earnings...........................................    194,772      159,135
Deferred compensation.......................................      6,595        3,951
Accumulated other comprehensive income (loss)...............    (11,298)     (13,155)
                                                              ----------------------
    Total shareholders' equity..............................    181,878      144,076
                                                              ----------------------
    Liabilities and Shareholders' Equity....................  $ 996,676    $ 967,382
                                                              ----------------------
                                                              ----------------------

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31
                                                         --------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                         1999          1998          1997
-----------------------------------------------------------------------------------------------
Net sales..............................................  $1,121,068    $1,036,127     $ 870,371
Cost of sales..........................................    (789,089)     (735,626)     (611,911)
                                                         --------------------------------------
     Gross profit......................................     331,979       300,501       258,460
Selling, general and administrative expenses...........    (121,990)     (113,581)      (97,908)
Merger and restructuring charges.......................     (43,648)           --            --
Engineering expenses...................................     (34,524)      (30,436)      (24,386)
Amortization expense...................................     (15,808)      (11,455)      (11,573)
                                                         --------------------------------------
     Total operating expenses..........................    (215,970)     (155,472)     (133,867)
     Income from operations............................     116,009       145,029       124,593
Other income and expenses
  Interest expense.....................................     (44,420)      (37,111)      (34,892)
  Investment income-Argentina..........................          --        10,362         2,003
  Other (expense) income, net..........................         (90)        3,031           875
                                                         --------------------------------------
     Income before income taxes and extraordinary
       item............................................      71,499       121,311        92,579
Income tax expense.....................................     (33,557)      (42,115)      (35,040)
                                                         --------------------------------------
     Income before extraordinary item..................      37,942        79,196        57,539
Extraordinary loss on extinguishment of debt, net of
  tax..................................................      (1,319)       (5,345)           --
                                                         --------------------------------------
     Net income........................................  $   36,623    $   73,851     $  57,539
                                                         --------------------------------------
                                                         --------------------------------------
EARNINGS PER COMMON SHARE
Basic
     Income before extraordinary item..................  $     0.88    $     1.85     $    1.33
     Extraordinary item................................       (0.03)        (0.13)           --
                                                         --------------------------------------
     Net income........................................  $     0.85    $     1.72     $    1.33
                                                         --------------------------------------
                                                         --------------------------------------
Diluted
     Income before extraordinary item..................  $     0.86    $     1.79     $    1.30
     Extraordinary item................................       (0.03)        (0.12)           --
                                                         --------------------------------------
     Net income........................................  $     0.83    $     1.67     $    1.30
                                                         --------------------------------------
                                                         --------------------------------------
Weighted average shares outstanding
     Basic.............................................      43,287        42,750        43,210
     Diluted...........................................      44,234        44,141        44,200
                                                         --------------------------------------

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
IN THOUSANDS                                                  1999        1998         1997
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income................................................  $ 36,623    $  73,851    $ 57,539
Adjustments to reconcile net income to cash provided by
  operations:
  Extraordinary loss on extinguishment of debt............     1,319        5,345          --
  Depreciation and amortization...........................    42,614       36,615      34,591
  Provision for ESOP contribution.........................     4,078        4,472       3,229
  Deferred income taxes...................................     8,189        6,283       2,980
  Other, primarily non-cash portion of merger and
     restructuring charges................................     8,907           --          --
  Changes in operating assets and liabilities, net of
     acquisitions
     Accounts receivable..................................    16,611      (42,419)    (12,671)
     Inventories..........................................   (12,875)     (20,426)      1,732
     Underbillings........................................      (935)       5,523     (12,737)
     Accounts payable.....................................   (13,661)      22,316      22,119
     Accrued income taxes.................................    (2,897)      12,025      (3,370)
     Accrued liabilities and customer deposits............    (9,004)     (22,609)     13,029
     Commitments and contingencies........................      (272)       3,653      (2,842)
     Other assets and liabilities.........................    (1,308)     (11,218)        663
                                                            ---------------------------------
       Net cash provided by operating activities..........    77,389       73,411     104,262
INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net.......   (30,808)     (57,838)    (44,197)
     Acquisitions of businesses, net of cash acquired.....   (32,242)    (180,199)    (24,770)
     Other................................................    (3,321)      (5,758)      1,971
                                                            ---------------------------------
          Net cash used for investing activities..........   (66,371)    (243,795)    (66,996)
FINANCING ACTIVITIES
     (Repayments of) proceeds from credit agreements......   (38,555)     109,668      24,714
     Proceeds from senior notes offering..................    75,000           --          --
     Repayments of other borrowings.......................   (41,473)      48,506        (555)
     Decrease (increase) in restricted cash...............        --        5,194      (2,550)
     Debt issuance fees...................................        --       (3,819)     (4,161)
     Purchase of treasury stock...........................   (10,630)          --     (44,000)
     Cash dividends.......................................      (986)        (980)     (1,009)
     Proceeds from exercise of stock options and other
       benefit plans......................................     4,911        3,372       5,922
     Other................................................        --           --      (2,119)
                                                            ---------------------------------
          Net cash (used for) provided by financing
            activities....................................   (11,733)     161,941     (23,758)
Effect of changes in currency exchange rates..............    (1,212)        (307)     (1,629)
                                                            ---------------------------------
  (Decrease) increase in cash.............................    (1,927)      (8,750)     11,879
     Cash, beginning of year..............................     8,983       17,733       5,854
                                                            ---------------------------------
     Cash, end of year....................................  $  7,056    $   8,983    $ 17,733
                                                            ---------------------------------
                                                            ---------------------------------

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           ADDITIONAL               UNEARNED
                                  COMPREHENSIVE   COMMON    PAID-IN     TREASURY      ESOP      RETAINED   DEFERRED
In thousands                        INCOME        STOCK     CAPITAL       STOCK      SHARES     EARNINGS   COMPENSATION
-----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                         $650     $305,982    $(149,331)  $(133,914)  $ 29,734      $ (123)
Cash dividends..................                                                                  (1,009)
Purchase of treasury stock......                                          (44,000)
Stock issued under option,
  benefit and other plans, net
  of tax effect.................                      2        4,787        2,674                               (658)
Allocation of ESOP shares, net
  of tax effect.................                                 362                    2,641
Net income......................     $57,539                                                      57,539
Translation adjustment..........      (1,838)
                                    -----------------------------------------------------------------------------------
                                     $55,701
                                     =======
BALANCE, DECEMBER 31, 1997                          652      311,131     (190,657)   (131,273)    86,264        (781)
Cash dividends..................                                                                    (980)
Compensatory stock options
  granted through a Rabbi
  Trust.........................                                           (4,536)                             4,536
Stock issued under option,
  benefit and other plans, net
  of tax effect.................                               1,988        3,003                                196
Allocation of ESOP shares, net
  of tax effect.................                               1,036                    2,801
Net income......................     $73,851                                                      73,851
Translation adjustment..........      (3,104)
                                    -----------------------------------------------------------------------------------
                                     $70,747
                                     =======
BALANCE, DECEMBER 31, 1998                          652      314,155     (192,190)   (128,472)   159,135       3,951
Cash dividends..................                                                                    (986)
Purchase of treasury stock......                                          (10,630)
Compensatory stock options
  granted through a Rabbi
  Trust.........................                                           (2,091)                             2,091
Stock issued under option,
  benefit and other plans, net
  of tax effect.................                      2        3,522        3,200                                553
Allocation of ESOP shares, net
  of tax effect.................                                 680                    2,981
Net income......................     $36,623                                                      36,623
Translation adjustment..........       1,857
                                     -------
                                     $38,480
                                     =======       --------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                         $654     $318,357    $(201,711)  $(125,491)  $194,772      $6,595
                                                   ====================================================================


                                  ACCUMULATED
                                    OTHER
                                  COMPREHENSIVE
In thousands                      INCOME (LOSS)
------------------------------------------------
BALANCE, DECEMBER 31, 1996          $ (8,213)
Cash dividends..................
Purchase of treasury stock......
Stock issued under option,
  benefit and other plans, net
  of tax effect.................
Allocation of ESOP shares, net
  of tax effect.................
Net income......................
Translation adjustment..........      (1,838)
                                    --------

BALANCE, DECEMBER 31, 1997           (10,051)
Cash dividends..................
Compensatory stock options
  granted through a Rabbi
  Trust.........................
Stock issued under option,
  benefit and other plans, net
  of tax effect.................
Allocation of ESOP shares, net
  of tax effect.................
Net income......................
Translation adjustment..........      (3,104)
                                    --------

BALANCE, DECEMBER 31, 1998           (13,155)
Cash dividends..................
Purchase of treasury stock......
Compensatory stock options
  granted through a Rabbi
  Trust.........................
Stock issued under option,
  benefit and other plans, net
  of tax effect.................
Allocation of ESOP shares, net
  of tax effect.................
Net income......................
Translation adjustment..........       1,857
                                    --------
BALANCE, DECEMBER 31, 1999          $(11,298)
                                    ========

        The accompanying notes are an integral part of these statements

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Westinghouse Air Brake Technologies Corporation (the "Company") is one of North America's largest manufacturers of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company was formed in November 1999 from the merger of Westinghouse Air Brake Company and MotivePower Industries, Inc. Our major products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers. Our major product offerings include electronic controls and monitors, air brakes, traction motors, cooling equipment, turbochargers, low-horsepower locomotives, couplers, door controls, draft gears and brake shoes. We aggressively pursue technological advances with respect to both new product development and product enhancements. The Company has its headquarters in Wilmerding, Pennsylvania and has approximately 6,500 employees at facilities throughout the world.

A portion of the Company's Freight Group's operations and revenue base is generally dependent on the capital replacement cycles for locomotives and freight cars of the large North American-based railroad companies. The Company's Passenger Transit Group's operations are dependent on the budgeting and expenditure appropriation process of federal, state and local governmental units for mass transit needs established by public policy.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Such statements have been prepared in accordance with generally accepted accounting principles. Sales between the subsidiaries are billed at prices consistent with sales to third parties and are eliminated in consolidation. All prior period financial statements and footnote disclosures have been restated in accordance with Accounting Principles Board Number 16 "Business Combinations" related to the merger between WABCO and MotivePower accounted for as a pooling-of-interests (See Note 4).

Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

INVENTORIES Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. Cores inventory is defined as inventory units designated for unit exchange programs. The components of inventory, net of reserves, were:

                             DECEMBER 31,
IN THOUSANDS                1999       1998
---------------------------------------------
Cores                     $ 29,999   $ 14,765
Raw materials               99,948     91,588
Work-in-process             47,319     44,376
Finished goods              34,130     45,824
                          -------------------
     Total inventory      $211,396   $196,553
---------------------------------------------

In conjunction with the merger between WABCO and MotivePower, companies that previously utilized the last-in first-out method in determining inventory cost adopted the FIFO method. The effect on the current year consolidated financial statements was not significant to the consolidated financial statements taken as a whole.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment additions are stated at cost. Expenditures for renewals and betterments are capitalized. Expenditures for ordinary maintenance and repairs are expensed as incurred. The Company provides for book depreciation principally on the straight-line method over the following estimated useful lives of plant, property and equipment.

                                     YEARS
--------------------------------------------
Land and improvements               10 to 20
Buildings and improvements          20 to 40
Machinery and equipment              3 to 15
Locomotive leased fleet              4 to 15
--------------------------------------------

Accelerated depreciation methods are utilized for income tax purposes. The major classes of depreciable assets are as follows:

                            DECEMBER 31,
IN THOUSANDS             1999         1998
---------------------------------------------
Machinery and
  equipment            $ 245,199    $ 226,647
Buildings and
  improvements           132,276      120,784
Land and improvements     14,266       14,037
Locomotive leased
  fleet                    3,946        3,001
                       ----------------------
  Plant, property &
     equipment, cost     395,687      364,469
  Less accumulated
     depreciation       (172,996)    (145,231)
                       ----------------------
                       $ 222,691    $ 219,238
---------------------------------------------

INTANGIBLE ASSETS Goodwill is amortized on a straight-line basis over 40 years. Other intangibles are amortized on a straight-line basis over their estimated economic lives. Goodwill and other intangible assets, including patents and tradenames, are periodically reviewed for impairment based on an assessment of future operations (see Note 5).

REVENUE RECOGNITION Revenue is recognized when products have been shipped to the respective customers and the price for the product has been determined.

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as known. Provisions are made currently for estimated losses on uncompleted contracts.

Costs and estimated earnings in excess of billings ("underbillings") and billings in excess of costs and estimated earnings ("overbillings") on the contract in progress are recorded on the balance sheet and are classified as non-current (see Note 20).

STOCK-BASED COMPENSATION The Company accounts for stock-based compensation, including stock options and employee stock purchases, under APB Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 11 for related pro forma disclosures).

RESEARCH AND DEVELOPMENT Research and development costs are charged to expense as incurred. For the years ended December 31, 1999, 1998 and 1997, the Company incurred costs of approximately $34.5 million, $30.4 million, and $24.4 million, respectively.

WARRANTY COSTS Warranty costs are accrued based on management's estimates of repair or upgrade costs per unit and historical experience. In recent years, the Company has introduced several new products. The Company does not have the same level of historical warranty experience for these new products as it does for its continuing products. Therefore, warranty reserves have been established for these new products based upon management's estimates. Actual future results may vary from such estimates. Warranty expense was $10.8 million, $14 million and $14.1 million for 1999, 1998 and 1997, respectively. Warranty reserves were $26.8 million and $23 million at December 31, 1999 and 1998, respectively.

FINANCIAL DERIVATIVES The Company periodically enters into interest rate swap agreements to reduce the impact of interest rate changes on its variable rate borrowings. Interest rate swaps are agreements with a counterparty to exchange periodic interest payments (such as pay fixed, receive variable) calculated on a notional principal amount. The interest rate differential to be paid or received is accrued to interest expense (see Notes 6 and 17).

In addition, the Company periodically enters into foreign exchange forward contracts. These contracts are legal agreements between two parties to purchase and sell a foreign currency for a specified price at the contract date, with delivery and settlement in the future. The Company uses such contracts to hedge the risk of foreign currency exchange rates associated with certain assets and obligations. Changes in the market value of the forward contracts are recognized in income when the related changes in the price of the hedged item are recognized.

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

FOREIGN CURRENCY TRANSLATION Assets and liabilities of foreign subsidiaries, except for the Company's Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company's consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The effects of currency exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and carried as a component of shareholders' equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar amounts are charged or credited to earnings.

EARNINGS PER SHARE Basic earnings per common share are computed by dividing net income applicable to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding adjusted for the assumed conversion of all dilutive securities (such as employee stock options). See Note 10.

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

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK The Company's trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, and railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company's consolidated net sales in 1999, 1998 or 1997. The allowance for doubtful accounts was $4 million and $3.5 million as of December 31, 1999 and 1998, respectively.

EMPLOYEES As of December 31, 1999, approximately 36% of the Company's workforce was covered by collective bargaining agreements. These agreements are generally effective through 2001 and 2002.

DEFERRED COMPENSATION AGREEMENTS In May 1998, a consensus on Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14"), was issued. The adoption of EITF 97-14 required the Company to record as treasury stock the historical value of the Company's stock maintained in its deferred compensation plans.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity", was issued. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133" is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the effect of this standard on its financial statements.

3. SUPPLEMENTAL CASH FLOW DISCLOSURES

IN THOUSANDS                                                    1999        1998        1997
----------------------------------------------------------------------------------------------
Interest paid during the year...............................  $ 44,087    $ 37,391    $ 33,534
Income taxes paid during the year...........................    30,635      27,434      35,993

Young Radiator acquisition:
  Fair value of assets acquired.............................        --      89,594          --
     Liabilities assumed....................................        --     (10,188)         --
                                                                          --------
       Cash paid............................................        --      79,406          --
     Less cash acquired.....................................        --      11,721          --
                                                                          --------
     Net cash paid..........................................        --      67,685          --
                                                                          --------
                                                                          --------
Rockwell Railroad Electronics acquisition:
  Fair value of assets acquired.............................        --      95,246          --
     Liabilities assumed....................................        --     (15,246)         --
                                                                          --------
       Cash paid............................................        --      80,000          --
     Less cash acquired.....................................        --          --          --
                                                                          --------
     Net cash paid..........................................        --      80,000          --
                                                                          --------
                                                                          --------
Other business acquisitions:
  Fair value of assets acquired.............................    48,202      51,969      51,157
     Liabilities assumed....................................   (14,646)    (19,452)    (25,687)
                                                              --------------------------------
       Cash paid............................................    33,556      32,517      25,470
     Less cash acquired.....................................     1,314           3         700
                                                              --------------------------------
     Net cash paid..........................................    32,242      32,514      24,770
                                                              --------------------------------
                                                              --------------------------------
Noncash investing and financing activities:
     Deferred compensation..................................     2,091       4,536       1,541
     Treasury stock.........................................    (2,091)     (4,536)         --
----------------------------------------------------------------------------------------------

4. MERGERS AND ACQUISITIONS

On November 19, 1999, WABCO completed its merger with MotivePower Industries, Inc. a leading manufacturer and supplier of locomotive components, fleet overhauls and related services. The Company issued approximately 18 million shares of the Company's Common Stock to former MotivePower shareholders and reserved for the contingent exercise of stock options approximately 2 million shares, valued at approximately $354 million in a transaction that was accounted for by the pooling-of-interests accounting method. Accordingly, the consolidated financial statements have been restated giving effect to this transaction as if it had occurred as of the beginning of the earliest period presented.

The combined results of the Company and separate results of WABCO and MotivePower for the periods preceding the merger are as follows:

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------
                                  EXTRAORDINARY
IN THOUSANDS            SALES         ITEM        NET INCOME
------------------------------------------------------------
WABCO                  $557,656       $(469)       $37,652
MotivePower             294,347          --         22,376
                       ----------------------------------
    Combined           $852,003       $(469)       $60,028
------------------------------------------------------------

             FOR THE YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------
                                    EXTRAORDINARY
IN THOUSANDS             SALES          ITEM        NET INCOME
--------------------------------------------------------------
WABCO                  $  670,909      $(3,315)      $41,654
MotivePower               365,218       (2,030)       32,197
                       -----------------------------------
    Combined           $1,036,127      $(5,345)      $73,851
--------------------------------------------------------------

             FOR THE YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------
                                    EXTRAORDINARY
IN THOUSANDS             SALES          ITEM        NET INCOME
--------------------------------------------------------------
WABCO                  $  564,441      $    --       $37,263
  MotivePower             305,930           --        20,276
                       -----------------------------------
    Combined           $  870,371      $    --       $57,539
--------------------------------------------------------------

During 1999, the Company completed the following acquisitions:

 i) In January 1999, the Company acquired certain assets of G&G Locotronics, a privately held designer of high voltage electrical cabinets and control stands for locomotives, for total consideration of $17.8 million. In 1998, G&G Locotronics had sales of approximately $22 million.

 ii) In January 1999, the Company acquired 100% of the Common Stock of Q-Tron, Ltd., a privately held designer and manufacturer of locomotive electronics equipment, for total consideration of $14.9 million. In 1998, Q-Tron had sales of $10 million.

iii) In February 1999, the Company acquired the mass transit electrical inverter and converter product line of AGC System & Technologies, Inc. of Canada for approximately $960,000.

The 1999 acquisitions were accounted for under the purchase method. Accordingly, the results of operations of the applicable acquisition are included in the Company's financial statements prospectively from the acquisition date. The excess of the purchase price over the fair value of identifiable net assets of $25 million was allocated to goodwill and is being amortized on a straight-line basis over 40 years.

On October 5, 1998, the Company purchased the railway electronics business, Rockwell Railroad Electronics, (Rockwell) of Rockwell Collins, Inc., a wholly owned subsidiary of Rockwell International Corporation, for $80 million in cash. Rockwell was a manufacturer and supplier of mobile electronics (display and positioning equipment), data communications, and electronic braking equipment for the railroad industry. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of operations of Rockwell have been included in the Company's consolidated financial statements from the date of acquisition. The $70 million excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

On November 18, 1998, the Company acquired 100% of the common stock of Young Radiator Company, a manufacturer of radiators, air coolers and heat exchange equipment for rail and industrial power-related markets, for $67.7 million, net of cash and marketable securities acquired. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of operations of Young have been included in the Company's consolidated financial statements from the date of acquisition. The $43 million excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma results of operations, including the effects of pro forma adjustments related to the acquisition of Rockwell and Young have been prepared as if these transactions occurred at the beginning of 1997:

                                      (UNAUDITED)
                                YEAR ENDED DECEMBER 31,
IN THOUSANDS, EXCEPT PER SHARE     1998         1997
-------------------------------------------------------
Net sales                       $1,116,846    $952,047
Income before extraordinary
  item                              76,328      53,093
Net income                          70,983      53,093
Diluted earnings per share
  As reported                         1.67        1.30
  Pro forma                           1.61        1.20
-------------------------------------------------------

The pro forma financial information above does not purport to present what the Company's results of operations would have been if these two acquisitions had actually occurred on January 1, 1997, or to project the Company's results of operations for any future period, and does not reflect anticipated cost savings through the combination of these operations.

5. INTANGIBLES

Intangible assets of the Company, other than goodwill, consist of the following:

                                DECEMBER 31,
IN THOUSANDS                   1999      1998
-----------------------------------------------
Patents,
  tradenames/trademarks and
  other, net of accumulated
  amortization of $36,119
  and $31,146 (3-40 years)    $36,534   $40,528
Covenants not to compete,
  net of accumulated
  amortization of $16,082
  and $14,110 (5 years)         6,753     9,386
                              -----------------
    Total                     $43,287   $49,914
-----------------------------------------------

At December 31, 1999 and 1998, goodwill, totaled $233.8 million and $211.4 million, net of accumulated amortization of $23.4 million and $15.3 million, respectively.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

                               DECEMBER 31,
IN THOUSANDS                  1999       1998
-----------------------------------------------
Credit agreement
  Revolving credit          $368,000   $204,055
  Term loan                       --    202,500
9 3/8% Senior notes due
  June 15, 2005              175,000    100,000
Unsecured credit facility         --     30,000
Pulse note                    16,990     16,990
Comet notes                       --     10,200
5.5% Industrial revenue
  bond due 2008                6,749      7,298
Other                          1,848      2,572
                            -------------------
    Total                    568,587    573,615
    Less-current portion         743     41,128
                            -------------------
    Long-term portion       $567,844   $532,487
-----------------------------------------------

Credit Agreement

In November 1999, in connection with the merger, WABCO terminated its then existing credit agreement and refinanced the then existing MotivePower credit agreement with a consortium of commercial banks. The credit agreement provides for a $275 million five-year revolving loan and a 364-day $275 million convertible revolving credit facility. In connection with the establishment of the two new revolving facilities, the Company wrote off previously deferred financing costs of approximately $850,000, net of tax ($.02 per diluted share), which has been reported as an extraordinary item in the accompanying financial statements. At December 31, 1999, the Company had available borrowing capacity, net of letters of credit, of approximately $158 million.

Under the credit agreement, the Company may elect a base rate, an interest rate based on the London Interbank Offered Rates of Interest ("LIBOR"), a cost of funds rate and a bid rate. The base rate is the greater of ABN AMRO Bank N.V.'s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 62.5 to 175 basis points depending on the Company's consolidated total indebtedness to cash flow ratios. The cost of funds rate is a fluctuating interest rate based on ABN AMRO Bank N.V.'s then cost of funds. Under the bid rate option, any participating bank may propose the interest rate at which it will lend funds, which rate may either be a fixed rate or a floating rate based on LIBOR.

The credit agreement limits the Company's ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions, whether in cash, property, securities or a combination thereof. One exception to this restriction is that the Company may make repurchases and redemptions and pay dividends (net of dividends on unallocated shares of Common Stock of the Company that are returned to the Company) in aggregate amount not to exceed 50% of the Company's accumulated consolidated net income for that fiscal year. The credit agreement contains various other covenants and restrictions including, without limitation, the following: a limitation on the incurrence of additional indebtedness; a limitation on mergers, consolidations and sales of assets and acquisitions; a limitation on liens; a limitation on sale and leasebacks; a limitation on investments, loans and advances; a limitation on certain debt payments; a limitation on capital expenditures; a minimum interest expense coverage ratio; and a maximum debt to cash flow ratio.

The credit agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and "change of control" of the Company.

Credit agreement borrowings bear variable interest rates indexed to common indexes such as LIBOR. The weighted-average contractual interest rate on credit agreement borrowings was 7.36% at December 31, 1999. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company has entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31, 1999, the notional value of interest rate swaps outstanding totaled $50 million and effectively changed the Company's interest rate from a variable rate to a fixed rate of 7.33%. The interest rate swap agreements mature in 2000 and 2001. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

9 3/8% Senior Notes Due June 2005

In June 1995, the Company issued $100 million of 9 3/8% Senior Notes due in 2005 (the "1995 Notes"). In January 1999, the Company issued an additional $75 million of 9 3/8% Senior Notes which are due in 2005 (the "1999 Notes"; the 1995 Notes and the 1999 Notes are collectively, the "Notes"). The 1999 Notes were issued at a premium resulting in an effective rate of 8.5%. The terms of the 1995 Notes and the 1999 Notes are substantially the same, and the 1995 Notes and the 1999 Notes were issued pursuant to indentures that are substantially the same. The issuance of the 1999 Notes improved the Company's financial liquidity by i) using a portion of the proceeds to repay $30 million of debt associated with the Rockwell acquisition that bore interest at 9.56%; ii) using a portion of the proceeds to repay variable-rate revolving credit borrowings thereby increasing amounts available under the revolving credit facility; and iii) repaying the remaining unpaid principal of $10.2 million from the Comet acquisition. As result of this issuance, the Company wrote off previously capitalized debt issuance costs of $469,000, net of tax, or approximately $.01 per diluted share, in the first quarter of 1999.

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

Unsecured Credit Facility

In October 1998, the Company obtained a $30 million unsecured credit facility from a group of commercial banks for the purpose of financing the Rockwell acquisition. In January 1999, this facility was repaid with proceeds of the 1999 Notes offering.

Pulse Note

As partial payment for the Pulse acquisition, the Company issued a $17 million note due January 31, 2004, with interest at 9.5%. In January 2000, this note was repaid with our revolving credit facility.

Comet Notes

In connection with the Comet acquisition, the Company issued notes totaling $12.2 million, of which unsecured notes totaling $6.2 million were delivered by the Company and a note in the amount of $6 million was delivered by a subsidiary of the Company and secured by the acquired assets. These notes were repaid in January 1999 with proceeds of the 1999 Notes offering.

Industrial Revenue Bond

In July 1998, a subsidiary of the Company entered into a 10 year $7.5 million debt obligation that bears an interest rate of 5.5% to provide financing for the purchase of a building used in the Company's operations.

Scheduled principal repayments of outstanding loan balances required as of December 31, 1999 are as follows:

In thousands
--------------------------------------------
  2000                              $    743
  2001                                 1,233
  2002                                 1,173
  2003                                 1,128
  2004                               385,806
  Future years                       178,504
                                    --------
     Total                          $568,587
--------------------------------------------

7. EMPLOYEE BENEFIT PLANS

                                                         PENSION PLANS       POSTRETIREMENT PLAN
          In thousands, except percentages            -------------------    -------------------
      AS OF OR FOR THE YEAR ENDED DECEMBER 31           1999       1998        1999       1998
------------------------------------------------------------------------------------------------
DEFINED BENEFIT PLANS
CHANGE IN BENEFIT OBLIGATION
  Obligation at beginning of year...................  $(63,650)  $(39,424)   $(20,611)  $(19,603)
  Service cost......................................    (1,746)    (1,363)       (337)      (400)
  Interest cost.....................................    (4,231)    (2,904)     (1,364)    (1,304)
  Participant contributions.........................       (40)       (32)         --         --
  Plan amendments...................................      (461)    (1,480)       (205)        --
  Actuarial gain (loss).............................     7,427     (4,771)      3,440     (1,275)
  Benefits paid.....................................     3,988      2,702         563      1,971
  Obligation assumed through an acquisition.........        --    (18,124)        (81)        --
  Effect of currency rate changes...................    (1,646)     1,746          --         --
                                                      ------------------------------------------
     Obligation at end of year......................  $(60,359)  $(63,650)   $(18,595)  $(20,611)
                                                      ------------------------------------------
                                                      ------------------------------------------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year....  $ 68,290   $ 37,884          --         --
  Actual return on plan assets......................     6,458      5,335          --         --
  Employer contribution.............................     2,325      3,688          --         --
  Participant contributions.........................        40         32          --         --
  Benefits paid.....................................    (3,988)    (2,702)         --         --
  Administrative expenses...........................      (257)      (116)         --         --
  Assets assumed through an acquisition.............        --     25,934          --         --
  Effect of currency rate changes...................     1,686     (1,765)         --         --
                                                      ------------------------------------------
     Fair value of plan assets at end of year.......  $ 74,554   $ 68,290          --         --
                                                      ------------------------------------------
                                                      ------------------------------------------
FUNDED STATUS
  Funded status at year end.........................  $ 14,195   $  4,640    $(18,595)  $(20,611)
  Unrecognized net actuarial (gain) loss............   (10,109)    (2,997)        359      3,995
  Unrecognized prior service cost...................     3,212      3,151         (83)      (221)
  Unrecognized transition obligation................        --         --         281        302
                                                      ------------------------------------------
  Prepaid (accrued) benefit cost....................  $  7,298   $  4,794    $(18,038)  $(16,535)
                                                      ------------------------------------------
                                                      ------------------------------------------

                                                  PENSION PLANS             POSTRETIREMENT PLAN
                                           ---------------------------    ------------------------
                                            1999      1998      1997       1999     1998     1997
--------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST
Service cost.............................  $ 1,746   $ 1,363   $ 1,305    $  337   $  400   $  289
  Interest cost..........................    4,231     2,904     2,675     1,364    1,304    1,257
  Expected return on plan assets.........   (6,045)   (3,968)   (4,463)       --       --       --
  Net amortization/deferrals.............      734     1,072     1,865       233      230      162
                                           -------------------------------------------------------
     Net periodic benefit cost...........  $   666   $ 1,371   $ 1,382    $1,934   $1,934   $1,708
                                           -------------------------------------------------------
                                           -------------------------------------------------------
ASSUMPTIONS
  Discount rate..........................     7.75%     6.75%     7.25%        8%    6.75%    7.25%
  Expected long-term rate of return......        9%       10%     9.25%       na       na       na
  Rate of compensation increase..........        5%        5%        5%       na       na       na
--------------------------------------------------------------------------------------------------

A 1% change in the assumed health care cost trend rate will change the amount of expense recognized for the postretirement plans by approximately $200,000 for each future year, and change the accumulated postretirement benefit obligation by approximately $2 million.

DEFINED CONTRIBUTION PLANS

Costs recognized under multi-employer and other defined contribution plans are summarized as follows:

IN THOUSANDS             1999     1998     1997
------------------------------------------------
Multi-employer pension
  and health & welfare
  plans                 $2,251   $3,765   $3,100
401(k) savings plan      1,782    1,298      357
Employee stock
  ownership plan
  (ESOP)                 4,078    4,472    3,200
                        ------------------------
    Total               $8,111   $9,535   $6,657
------------------------------------------------

The Company sponsors defined benefit pension plans that cover certain U.S. and Canadian employees and provide benefits of stated amounts for each year of service of the employee. In connection with the establishment of the ESOP (see
Note 8) in January 1995, the pension plan for U.S. salaried employees was modified to eliminate any credit (or accrual) for current service costs for any future periods, effective March 31, 1995.

In connection with the acquisition of Young Radiator Company in November 1998, the Company assumed liability for Young's defined benefit pension plan (the "Young Plan"), covering substantially all of the employees of Young. The benefits under the Young Plan are based on years of service. The Company suspended future benefits accruing under this plan as of April 1, 1999, and is proceeding with merging the Young Plan into an existing Company defined benefit plan.

The Company's funding methods, which are primarily based on the ERISA requirements, differ from those used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements.

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for substantially all U.S. employees. In conjunction with the establishment of the ESOP in January 1995 (see Note 8), the postretirement health care and life insurance benefits for salaried employees were modified to discontinue benefits for employees who had not attained the age of 50 by March 31, 1995. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

The Company also participates in a variety of defined contribution 401(k), ESOP and multiemployer pension, health and welfare plans. With regard to the 401(k) savings and the ESOP, during 1999 the Company match was substantially in the form of Wabtec Common Stock and cash. Additionally, the Company has stock option based and other plans further described in Note 11.

8. EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (ESOP)

Effective January 31, 1995, the Company established the ESOP to enable participating employees to obtain ownership interests in the Company. Employees eligible to participate in the ESOP primarily include the salaried U.S. employees and, as described in Note 7, the ESOP contributions are intended to supplement or replace other salaried employee benefit plans.

In connection with the establishment of the ESOP, the Company made a $140 million loan to the ESOP, which was used to purchase 9,336,000 shares of the Company's outstanding common stock. The ESOP loan initially had a term of 50 years with interest at 8.5% and was collateralized by the shares purchased by the ESOP. Company contributions to the ESOP will be used to repay the ESOP loan's annual debt service requirements of approximately $12 million. The Company is obligated to contribute amounts sufficient to repay the ESOP loan. The ESOP uses such Company contributions to repay the ESOP loan. Approximately 187,000 shares were to be allocated annually to participants over a 50-year period. These transactions occur simultaneously and, for accounting purposes, offset each other. Unearned ESOP shares of $125.5 million at December 31, 1999, is reflected as a reduction in shareholders' equity in the accompanying financial statements and will be amortized to compensation expense coterminous with the ESOP loan. Allocated ESOP shares at December 31, 1999 and 1998 were approximately 970,000 and 771,000 shares, respectively.

9. INCOME TAXES

The provision for income taxes consisted of the following:

                         YEAR ENDED DECEMBER 31,
IN THOUSANDS            1999      1998      1997
--------------------------------------------------
Current taxes Federal  $12,569   $22,871   $22,352
  State                  2,264     1,862     3,214
  Foreign               10,535    11,099     6,494
                       ---------------------------
                        25,368    35,832    32,060
Deferred taxes
  Federal                2,596     5,311      (209)
  State                 (1,020)     (387)      247
  Foreign                6,613     1,359     2,942
                       ---------------------------
                         8,189     6,283     2,980
                       ---------------------------
     Total provision   $33,557   $42,115   $35,040
--------------------------------------------------

The 1999 and 1998 provision excludes $0.8 and $2.0 million income tax effect on the extraordinary loss (See Note 6).

The components of income before taxes for U.S. and foreign operations were $38.7 million and $32.8 million, respectively, for 1999, $81.2 million and $40.1 million, respectively, for 1998, and $69.0 million and $23.6 million, respectively, for 1997.

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate is provided below:

                         YEAR ENDED DECEMBER 31,
                         1999     1998     1997
------------------------------------------------
U. S. federal statutory
  rate                   35.0%    35.0%    35.0%
State taxes               3.2      1.5      3.0
Foreign                   0.8     (1.8)     2.5
Valuation allowance      (1.3)      --     (2.2)
Merger and
  Restructuring charge   11.3       --       --
Other, net               (2.1)      --     (0.5)
                         -----------------------
  Effective rate         46.9%    34.7%    37.8%
------------------------------------------------

Components of deferred tax assets and liabilities were as follows:

                              DECEMBER 31,
IN THOUSANDS                 1999       1998
----------------------------------------------
Accrued expenses and
  reserves                 $  9,044   $  6,797
ESOP                          5,067      4,539
Employee benefits/
  pension                     6,352      6,684
Inventory                     2,445      3,514
Accrued warranty              8,202      5,914
Restructuring reserve         4,599         --
Deferred debt costs              --      1,673
Net operating loss            9,429     15,258
Plant, equipment and
  intangibles               (10,613)    (4,140)
Underbillings                (7,734)    (6,802)
Other                           (31)      (484)
                           -------------------
                             26,760     32,953
Valuation allowance          (8,641)   (17,204)
                           -------------------
  Net deferred tax assets  $ 18,119   $ 15,749
----------------------------------------------

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for certain net operating loss carryforwards and for losses anticipated to produce no tax benefit. Although realization of the net deferred tax asset is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

The Company's net operating loss carryforward for the year ended December 31, 1999 is $24 million. The net operating losses expire in various amounts, as follows:

In thousands
YEAR                     US      MEXICO    TOTAL
-------------------------------------------------
2005                        --   $4,839   $ 4,839
2010                   $19,113       --    19,113
                       --------------------------
     Total             $19,113   $4,839   $23,952
-------------------------------------------------

10. EARNINGS PER SHARE

The computation of earnings per share is as follows:

IN THOUSANDS,            YEAR ENDED DECEMBER 31,
EXCEPT PER SHARE        1999      1998      1997
--------------------------------------------------
BASIC
Income before
  extraordinary item
  applicable to
  common shareholders  $37,942   $79,196   $57,539
Divided by:
  Weighted average
    shares
    outstanding         43,287    42,750    43,210
Basic earnings per
  share before
  extraordinary item   $  0.88   $  1.85   $  1.33
--------------------------------------------------
DILUTED
Income before
  extraordinary item
  applicable to
  common shareholders  $37,942   $79,196   $57,539
Divided by sum of:
  Weighted average
    shares
    outstanding         43,287    42,750    43,210
  Conversion of
    dilutive stock
    options                947     1,391       990
                       ---------------------------
    Diluted shares
      outstanding       44,234    44,141    44,200
Diluted earnings per
  share before
  extraordinary item   $  0.86   $  1.79   $  1.30
--------------------------------------------------

Options to purchase approximately 700,000, 200,000 and 500,000 shares of Common Stock were outstanding in 1999, 1998, and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares.

11. STOCK-BASED COMPENSATION PLANS

STOCK OPTIONS Under the 1995 Stock Incentive Plan, as amended in 1998, the Company may grant options to employees of the former Westinghouse Air Brake Company and MotivePower Industries, Inc. and Subsidiaries for up to 6.5 million shares of Common Stock. Options to purchase approximately 5.8 million shares of Common Stock under the plans have been granted to employees at, or in excess of, fair market value at the date of grant. Generally, the options become exercisable over three and five-year vesting periods and expire ten years from the date of grant.

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

The Company also has a non-employee directors stock option plan under which 100,000 shares of common stock are reserved for issuance. Through year-end 1999, the Company granted nonstatutory stock options to non-employee directors to purchase a total of 40,000 shares.

EMPLOYEE STOCK PURCHASE PLAN In 1998, the Company adopted an employee stock purchase plan (ESPP). The ESPP had 500,000 shares available for issuance. Participants purchased the Company's Common Stock at 85% of the lesser of fair market value on the first or last day of each offering period. This plan was suspended during 1999 and will be reinstated starting April 2000.

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

IN THOUSANDS,            YEAR ENDED DECEMBER 31,
EXCEPT PER SHARE        1999      1998      1997
--------------------------------------------------
Net income
  As reported          $36,623   $73,851   $57,539
  Pro forma             31,996    69,250    53,451
Diluted earnings per
  share
  As reported          $  0.83   $  1.67   $  1.30
  Pro forma               0.72      1.57      1.21
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

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                         YEAR ENDED DECEMBER 31,
                          1999     1998     1997
-------------------------------------------------
Dividend yield             .30%     .20%     .23%
Risk-free interest rate  5.875%   4.560%   5.800%
Stock price volatility   36.58    29.10    29.22
Expected life (years)      5.0      5.0      5.3
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

A summary of the Company's stock option activity and related information for the years indicated follows:

                                                 1998                   1997                    1996
                                         --------------------   ---------------------   --------------------
                                                     WEIGHTED                WEIGHTED               WEIGHTED
                                                     AVERAGE                 AVERAGE                AVERAGE
                                                     EXERCISE                EXERCISE               EXERCISE
                                          OPTIONS     PRICE      OPTIONS      PRICE      OPTIONS     PRICE
------------------------------------------------------------------------------------------------------------
Beginning of year......................  5,340,182    $16.29     4,744,533    $14.64    3,945,551    $13.63
Granted................................    173,642     24.33     1,091,908     20.99    1,290,646     17.84
Exercised..............................   (361,664)    11.64      (277,158)    14.39     (344,326)    13.75
Canceled...............................   (175,152)    15.03      (219,101)    15.86     (147,338)    14.00
                                         ---------              ----------              ---------
End of year............................  4,977,008    $15.14     5,340,182    $16.29    4,744,533    $14.64
                                         =========              ==========              =========
Exercisable at end of year.............  3,958,854               2,116,820              1,438,058
Available for future grant.............    678,028               1,213,334                486,141
Weighted average fair value of options
  granted during the year..............      $9.04                   $8.98                  $8.07
------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1999:

                                               WEIGHTED
                              NUMBER           AVERAGE           WEIGHTED          NUMBER
                           OUTSTANDING        REMAINING          AVERAGE        EXERCISABLE
RANGE OF EXERCISE PRICES  AS OF 12/31/99   CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 12/31/99
---------------------------------------------------------------------------------------------
          $ 3.41--$ 5.43      537,000            6.3              $ 5.23           537,000
          $ 7.83--$10.86      678,447            7.1              $10.34           678,447
          $11.00--$12.69      293,374            6.9              $11.14           285,874
          $14.00--$14.00    1,626,256            6.1              $14.00         1,390,656
          $14.53--$19.91      630,896            8.3              $18.75           512,362
          $20.00--$20.00      664,020            8.8              $20.00            82,000
          $20.09--$29.46      442,768            8.2              $25.03           368,268
          $29.61--$31.63      104,247            9.0              $30.30           104,247
---------------------------------------------------------------------------------------------
                            4,977,008            7.2              $15.14         3,958,854
---------------------------------------------------------------------------------------------

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

EXECUTIVE RETIREMENT PLAN Under the 1997 Executive Retirement Plan, the Company may award its

Common Stock to certain employees including certain executives who do not participate in the ESOP. Through December 31, 1999, 35,556 shares have been awarded with a fair market value of approximately $704,000.

With respect to the Restricted Stock Award and the Executive Retirement Plan, compensation expense is recognized in the consolidated statement of operations.

12. OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to fifteen years, excluding renewal options.

The Company has sold remanufactured locomotives to various financial institutions and leased them back under operating leases with terms from five to 20 years.

Total net rental expense charged to operations in 1999, 1998 and 1997 was $8.6 million, $6.2 million and $6.1 million, respectively. Certain of the Company's equipment rental obligations under operating leases pertain to locomotives, which are subleased to customers under both short-term and long-term agreements. The amounts above are shown net of sublease rentals of $5.7 million, $7.6 million and $7.2 million for the years 1999, 1998 and 1997, respectively.

Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

IN THOUSANDS            REAL                SUBLEASE
        YEAR           ESTATE   EQUIPMENT   RENTALS     TOTAL
--------------------------------------------------------------
2000                   $5,983    $ 8,538    $(3,381)   $11,140
2001                    5,633      6,953     (2,867)     9,719
2002                    4,789      5,930     (2,463)     8,256
2003                    4,060      5,447     (2,470)     7,037
2004                    3,419      7,577     (2,457)     8,539
2005 and after         $6,476    $19,331    $(7,247)   $18,560
--------------------------------------------------------------

13. STOCKHOLDERS' AND VOTING TRUST
    AGREEMENTS

As of December 31, 1999, the approximate ownership interests in the Company's Common Stock are held by management (14%), the ESOP (22%), the investors consisting of Vestar Equity Partners, L.P., Harvard Private Capital Holdings, Inc., American Industrial Partners Capital Fund II, L.P. (13%), and all others including public shareholders (51%).

A Stockholders Agreement exists between management and the investors referred to above that provides for, among other things, the composition of the Board of Directors as long as certain minimum stock ownership percentages are maintained, restrictions on the disposition of shares and rights to request the registration of the shares.

The active original management owners have entered into an Amended Voting Trust/Disposition Agreement effective December 13, 1995, as amended. The agreement provided for, among other matters, the stock to be voted as one block and restrictions on the sale or transfer of such stock. The agreement expired on January 1, 2000. Individual stockholders now vote their own shares.

The shares held by the ESOP (established January 31, 1995) are subject to the terms of the related ESOP Loan Agreement, Employee Stock Ownership Trust Agreement, Employee Stock Ownership Plan and the Pledge Agreement. The ESOP is further described in Note 8.

14. PREFERRED STOCK

The Company's authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company's shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 1999 and 1998 there was no preferred stock issued or outstanding.

15. COMMITMENTS AND CONTINGENCIES

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

Under the terms of the purchase agreement and related documents for the 1990 Acquisition, American Standard, Inc. ("ASI"), has indemnified the Company for certain items including, among others, environmental claims. The indemnification provisions of the agreement expire at various dates through 2000, except those claims which are timely asserted continue until resolved. If ASI was unable to honor or meet these indemnifications, the Company would be responsible for such items. In the opinion of management, ASI currently has the ability to meet its indemnification obligations.

The Company, through one of its operating subsidiaries, has been named, along with other parties, as a Potentially Responsible Party (PRP) under the North Carolina Inactive Sites Response Act because of an alleged release or threat of release of hazardous substances at the "Old James Landfill" site in North Carolina. The Company believes that any costs associated with the cleanup activities at this site which it may be held responsible for, if any, are covered by (a) the ASI indemnification referred to above, as ASI previously owned 50% of the subsidiary and (b) a related insurance policy which expires January 2002 for environmental claims provided by the other former 50% owner of the involved operating subsidiary. Active claims for conditions existing prior to July 1992 will continue to be covered beyond such date. The Company has submitted a claim and has received recoveries under the policy for any costs of clean up imposed on or incurred by the Company in connection with the "Old James Landfill" and Rocky Mountain International Insurance, Ltd. has acknowledged coverage and has made payments under the policy, subject to the stated policy exclusions. Claims made before the expiration date of the policy will continue to be covered beyond the policy expiration date. In addition, management believes that such costs, if any, attributable to the Company will not be material and, therefore, has not established a reserve for such costs.

The Company's operations do not use and its products do not contain any asbestos. Asbestos actions have been filed against the Company, RFPC and Vapor Corporation. These cases involve products manufactured prior to the time the Company acquired the RFPC stocks and Vapor assets and while the Company was under prior ownership. With respect to the actions filed against the Company, ASI is responsible for administering, defending and paying any liability associated with the claims. With respect to the actions filed against RFPC, the claims are covered by insurance. With respect to the actions filed against Vapor Corporation, the Company seeks indemnity for liability and defense costs from the prior owner of the Vapor assets. The Company is not involved with, nor has it incurred any costs related to, these asbestos claims, other than minimal processing costs. Management believes that these claims are not related to the Company and will not be material; the financial statements accordingly do not reflect any costs or reserves for such claims.

BOISE, IDAHO

The Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Boise Locomotive Company facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate discounted liability at December 31, 1999, using a discount rate of 6%, to be approximately $4 million, which has been accrued. The Company was in compliance with the Permit at December 31, 1999.

MOUNTAINTOP, PENNSYLVANIA

Foster Wheeler Energy Corporation ("FWEC") is named as a potentially responsible party with respect to the Company's Mountaintop, Pennsylvania plant, which has been listed by the EPA in its database of potential hazardous substances. FWEC, the seller of the Mountaintop property to the Company's predecessor in 1989, agreed to indemnify the Company's predecessor against certain identified liabilities for which FWEC executed a Consent Order Agreement with the Pennsylvania Department of Environmental Protection (PADEP) and EPA. Management believes that this indemnification arrangement is enforceable for the benefit of the Company and that FWEC has the financial resources to honor its obligations under this indemnification arrangement.

MATTOON, ILLINOIS

Prior to the acquisition of Young Radiator, Young agreed to clean up alleged contamination on a prior production site in Mattoon, IL. The Company has accrued $1 million for this matter as management's best estimate of the restoration costs.

RACINE, WISCONSIN

Young ceased manufacturing operations at its Racine facility in the early 1990's. Investigations prior to the acquisition of Young revealed some levels of contamination on the Racine property. The Company is in the process of determining the extent of contamination.

GE HARRIS

On February 12, 1999, GE Harris Railway Electronics, LLC and GE Harris Railway Electronic Services, LLC (collectively, "GE Harris") brought suit against the Company for alleged patent infringement and unfair competition related to a communications system installed in one of the Company's products. GE Harris is seeking to prohibit the Company from future infringement and is seeking an unspecified amount of money damages to recover, in part, royalties. As this lawsuit is in the early stages, the Company is unable to estimate the cost, if any, of resolving litigation and thus, no costs have been provided for this matter.

From time to time the Company is involved in litigation relating to claims arising out of its operations in the ordinary course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its financial condition, results of operations or liquidity.

16. SEGMENT INFORMATION

Wabtec has two reportable segments -- the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company's internal operations, the nature of the products and services and customer type. Financial information for these segments has been restated in conjunction with the operational realignment of our organization pursuant to the merger of WABCO and MotivePower. The business segments are:

FREIGHT GROUP manufactures products and services geared to the production and operation of freight cars and locomotives, including braking control equipment, engines, traction motors, on-board electronic systems and train coupler equipment. Revenues are derived from OEM and locomotive overhauls, aftermarket sales and from freight car repairs and services.

TRANSIT GROUP consists of products for passenger transit vehicles (typically subways, rail and busses) that include braking and monitoring systems, climate control and door equipment that are engineered to meet individual customer specifications. Revenues are derived from OEM and aftermarket sales as well as from repairs and services.

The Company evaluates its business segments' operating results based on income from operations before merger and restructuring charges. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges. Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the below tables are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

Segment financial information for 1999 is as follows:

                                         FREIGHT    TRANSIT    CORPORATE     MERGER AND
IN THOUSANDS                              GROUP      GROUP     ACTIVITIES   RESTRUCTURING     TOTAL
------------------------------------------------------------------------------------------------------
Sales to external customers............  $882,866   $238,202           --              --   $1,121,068
Intersegment sales/(elimination).......    26,614         --   $  (26,614)             --           --
                                         -------------------------------------------------------------
     Total sales.......................  $909,480   $238,202   $  (26,614)             --   $1,121,068
                                         =============================================================
Income from operations.................  $162,350   $ 21,279   $  (18,763)  $     (48,857)  $  116,009
Interest expense and other.............        --         --      (44,510)             --      (44,510)
                                         -------------------------------------------------------------
  Income before income taxes and
     extraordinary item................  $162,350   $ 21,279   $  (63,273)  $     (48,857)  $   71,499
                                         =============================================================
Depreciation and amortization..........  $ 32,600   $  8,191   $    1,823              --   $   42,614
Capital expenditures...................    20,748      9,364          696              --       30,808
Segment assets.........................   757,171    208,106       31,399              --      996,676
------------------------------------------------------------------------------------------------------

Segment financial information for 1998 is as follows:

                                                                                CORPORATE
IN THOUSANDS                                    FREIGHT GROUP   TRANSIT GROUP   ACTIVITIES     TOTAL
-------------------------------------------------------------------------------------------------------
Sales to external customers...................    $824,326        $211,801             --    $1,036,127
Intersegment sales/(elimination)..............      22,942           1,276       $(24,218)           --
                                                 -----------------------------------------------------
     Total sales..............................    $847,268        $213,077       $(24,218)   $1,036,127
                                                 =====================================================
Income from operations........................    $150,974        $ 16,047       $(21,992)   $  145,029
Interest expense and other....................          --              --        (23,718)      (23,718)
                                                 -----------------------------------------------------
  Income before income taxes and extraordinary
     item.....................................    $150,974        $ 16,047       $(45,710)   $  121,311
                                                 =====================================================
Depreciation and amortization.................    $ 27,724        $  6,544       $  2,347    $   36,615
Capital expenditures..........................      46,047           8,470          3,321        57,838
Segment assets................................     738,230         182,398         46,754       967,382
-------------------------------------------------------------------------------------------------------

Segment financial information for 1997 is as follows:

                                                                                 CORPORATE
IN THOUSANDS                                     FREIGHT GROUP   TRANSIT GROUP   ACTIVITIES    TOTAL
------------------------------------------------------------------------------------------------------
Sales to external customers....................    $680,830        $189,541             --    $870,371
Intersegment sales/(elimination)...............      16,300           1,247       $(17,547)         --
                                                  ----------------------------------------------------
     Total sales...............................    $697,130        $190,788       $(17,547)   $870,371
                                                  ====================================================
Income from operations.........................    $130,992        $ 19,907       $(26,306)   $124,593
Interest expense and other.....................          --              --        (32,014)    (32,014)
                                                  ----------------------------------------------------
  Income before income taxes and extraordinary
     item......................................    $130,992        $ 19,907       $(58,320)   $ 92,579
                                                  ====================================================
Depreciation and amortization..................    $ 25,594        $  5,875       $  3,122    $ 34,591
Capital expenditures...........................      37,425           5,341          1,431      44,197
Segment assets.................................     482,268         149,669         62,044     693,981
------------------------------------------------------------------------------------------------------

The following geographic area data include net sales based on product shipment destination. Long-lived assets consists of plant, property and equipment, net of depreciation, that are resident in their respective countries.

                                       NET SALES                       LONG-LIVED ASSETS
In thousands               ----------------------------------    ------------------------------
YEAR ENDED DECEMBER 31,       1999         1998        1997        1999       1998       1997
-----------------------------------------------------------------------------------------------
United States............  $  829,725   $  753,377   $659,695    $156,106   $157,362   $111,594
Canada...................     100,221       90,193     53,947      42,661     38,775     34,529
Mexico...................      78,661       76,140     69,281      15,260     15,615     11,859
Other international......     112,461      116,417     87,448       8,664      7,486      2,808
                           --------------------------------------------------------------------
     Total...............  $1,121,068   $1,036,127   $870,371    $222,691   $219,238   $160,790
===============================================================================================

Export sales from the Company's United States operations were $132.7 million, $111.8 million and $86.8 million for the years ending December 31, 1999, 1998, and 1997, respectively. The following data reflects income from operations, including merger and restructuring related charges by major geographic area, attributed to the Company's operations within each of the following countries or regions.

                                                                  INCOME FROM OPERATIONS
In thousands                                                 --------------------------------
YEAR ENDED DECEMBER 31,                                        1999        1998        1997
---------------------------------------------------------------------------------------------
United States..............................................  $ 71,905    $ 98,446    $ 99,348
Canada.....................................................    19,176      20,364       9,918
Mexico.....................................................    16,228      18,790      11,478
Other international........................................     8,700       7,429       3,849
                                                             --------------------------------
     Total                                                   $116,009    $145,029    $124,593
---------------------------------------------------------------------------------------------

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments approximate their related carrying values, except for the following:

                                                         1999                     1998
                                                 ---------------------    ---------------------
                                                   CARRY       FAIR         CARRY       FAIR
IN THOUSANDS                                       VALUE       VALUE        VALUE       VALUE
-----------------------------------------------------------------------------------------------
9 3/8% Senior Note.............................  $(175,000)  $(183,000)   $(100,000)  $(106,000)
Note Payable-Pulse 9 1/2%......................    (16,990)    (16,990)     (16,990)    (18,000)
Interest rate swaps............................         --         367           --      (1,000)
-----------------------------------------------------------------------------------------------

Fair values of the fixed rate obligations were estimated using discounted cash flow analyses. The fair value of the Company's interest rate swaps (see Note 6) were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the swap agreements.

18. SELECTED QUARTERLY FINANCIAL DATA

                                                                  (UNAUDITED)
                                                  --------------------------------------------
                                                   FIRST       SECOND      THIRD       FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA               QUARTER     QUARTER     QUARTER     QUARTER
----------------------------------------------------------------------------------------------
1999
Net sales.......................................  $298,478    $292,644    $260,881    $269,065
Gross profit....................................    89,068      91,018      78,560      73,333
Operating income (loss).........................    43,702      46,415      39,720     (13,828)
Income (loss) before taxes......................    32,145      35,246      27,961     (23,853)
Income (loss) before extraordinary item.........    20,267      22,420      17,811     (22,556)
Net income (loss)...............................    19,798      22,420      17,811     (23,406)
Diluted earnings (loss) per common share before
  extraordinary item............................      0.46        0.50        0.40       (0.51)
Diluted earnings (loss) per common share........  $   0.45    $   0.50    $   0.40    $  (0.53)
1998
Net sales.......................................  $240,989    $260,513    $247,882    $286,743
Gross profit....................................    73,152      76,383      70,416      80,550
Operating income................................    35,758      37,276      35,365      36,630
Income before taxes.............................    28,260      31,124      28,744      33,183
Income before extraordinary item................    17,978      19,570      18,558      23,090
Net income......................................    17,506      16,840      18,558      20,947
Diluted earnings per common share before
  extraordinary item............................      0.41        0.44        0.42        0.52
Diluted earnings per common share...............  $   0.40    $   0.38    $   0.42    $   0.47
----------------------------------------------------------------------------------------------

The amounts in the table above differ from those previously reported on Form 10-Q due to the merger of Westinghouse Air Brake Company and MotivePower Industries, Inc. and the application of the pooling-of-interests accounting and reporting method.

In the fourth quarter of 1999, the Company recorded merger and restructuring costs of approximately $50 million or $0.92, net of tax, per diluted share. Without the effect of this charge, the fourth quarter 1999 would have been $0.39 per diluted share. In the fourth quarter of 1998, the Company sold its entire Argentine investment in Trenes de Buenos Aires S.A. and recognized a non-recurring investment gain of $8.4 million or $0.12 net of tax, per diluted share. Without the effect of this gain, the fourth quarter 1998 would have been $0.35 per diluted share.

19. MERGER AND RESTRUCTURING
    CHARGES

The Company incurred merger and restructuring-related charges of approximately $50 million in the fourth quarter of 1999 and expects to incur an additional $20 million of merger and restructuring-related expenses in 2000. The $50.1 million charge is included in the income statement under the following items: $43.6 million of the charge is included as a separate line item on the income statement as an operating expense; $5.2 million is included as a component of cost of sales; and $1.3 million ($850,000, net of tax) is shown as an extraordinary item.

The $50 million charge included the following announced actions:

 -- Costs associated with the transaction for items such as investment bankers, legal fees, accountant fees, SEC fees, etc.

 -- Consolidation of the corporate headquarters to Wilmerding, PA and the elimination of duplicate corporate functions.

 -- Closing and moving of Young Radiators' Centerville, IA plant and downsizing the Young administrative offices into the Company's Jackson, TN facility.

 -- Closing of G&G Locotronic's plant in Itasca, IL and moving its production into the nearby Elk Grove, IL facility and to San Luis Potosi, Mexico.

 -- Implementing a national sales force and eliminating duplicate sales functions.

As of December 31, 1999, $8.7 million of the $50 million merger and restructuring-related charge was accrued on the balance sheet. The table below identifies the significant components of the charge and shows the accrual balance as of December 31, 1999.

                                          TRANSACTION
                                             COSTS,
                                         SEVERANCE AND
                                          TERMINATION        LEASE         ASSET
IN THOUSANDS                                BENEFITS      IMPAIRMENTS   WRITEDOWNS     OTHER     TOTAL
--------------------------------------------------------------------------------------------------------
Beginning balance......................     $ 34,444        $ 5,738       $ 3,397     $ 6,605   $ 50,184
Amounts paid/charged...................      (32,325)            --        (3,397)     (5,757)   (41,479)
                                          --------------------------------------------------------------
Balance at December 31, 1999...........     $  2,119        $ 5,738            --     $   848   $  8,705
--------------------------------------------------------------------------------------------------------

The transaction, severance and termination benefits accrual is for approximately 183 employees, comprising both salaried and hourly personnel, at the various locations noted above. The accrual represents the calculation of the severance package based on the employee's salary and tenure with the Company. The lease impairment charges and asset write downs are associated with the Company's closing of the plants noted, the relocation of the corporate headquarters, and the Company's evaluation of certain assets. The other category represents other related costs that have been incurred and not yet paid as of December 31, 1999.

20. UNDERBILLINGS

The Company has a long-term contract to provide maintenance and other locomotive services. Details relative to cumulative costs incurred and revenues recognized were as follows:

                            DECEMBER 31,
                       ----------------------
IN THOUSANDS             1999         1998
---------------------------------------------
Costs incurred         $ 224,452    $ 198,921
Estimated earnings        51,837       39,686
                       ----------------------
                         276,289      238,607
Less billings to date   (248,579)    (211,832)
                       ----------------------
     Total
       underbillings   $  27,710    $  26,775
---------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTINGHOUSE AIR BRAKE TECHNOLOGIES
                                          CORPORATION

                                          By /s/ WILLIAM E. KASSLING
                                            ------------------------------------
                                              William E. Kassling, Chief
                                              Executive Officer
                                          Date: March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

            SIGNATURE AND TITLE                                     DATE
            -------------------                                     ----

/s/ WILLIAM E. KASSLING                                        March 22, 2000
--------------------------------------------
William E. Kassling, Chairman of the Board,
and Chief Executive Officer

/s/ ROBERT J. BROOKS                                           March 22, 2000
--------------------------------------------
Robert J. Brooks, Chief Financial Officer,
Chief Accounting Officer and Director

/s/ GREGORY T. H. DAVIES                                       March 22, 2000
--------------------------------------------
Gregory T. H. Davies, President,
Chief Operating Officer and Director

/s/ GILBERT E. CARMICHAEL                                      March 22, 2000
--------------------------------------------
Gilbert E. Carmichael, Director and Vice
Chairman

/s/ KIM G. DAVIS                                               March 22, 2000
--------------------------------------------
Kim G. Davis, Director

/s/ EMILIO A. FERNANDEZ                                        March 22, 2000
--------------------------------------------
Emilio A. Fernandez, Director and Vice
Chairman

/s/ LEE B. FOSTER, II                                          March 22, 2000
--------------------------------------------
Lee B. Foster, II, Director

/s/ JAMES C. HUNTINGTON, JR.                                   March 22, 2000
--------------------------------------------
James C. Huntington, Jr., Director

/s/ JAMES P. KELLEY                                            March 22, 2000
--------------------------------------------
James P. Kelley, Director

/s/ JAMES P. MISCOLL                                           March 22, 2000
--------------------------------------------
James P. Miscoll, Director

/s/ JAMES V. NAPIER                                            March 22, 2000
--------------------------------------------
James V. Napier, Director

/s/ NICHOLAS J. STANLEY                                        March 22, 2000
--------------------------------------------
Nicholas J. Stanley, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Westinghouse Air Brake Technologies Corporation included in this Form 10-K, and have issued our report thereon dated February 15, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index in Item 14(a)2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 15, 2000

                               INDEX TO EXHIBITS

                                                                         FILING METHOD
                                                                         -------------
 2.1     Amended and Restated Agreement and Plan of Merger, as
         amended (originally included as Annex A to the Joint Proxy
         Statement/Prospectus)                                                 8
 3.1     Restated Certificate of Incorporation of the Company dated
         January 30, 1995, as amended March 30, 1995                           2
 3.3     Amended and Restated By-Laws of the Company, effective
         November 19, 1999                                                     8
 4.1     Form of Indenture between the Company and The Bank of New
         York with respect to the public offering of $100,000,000 of
         9 3/8% Senior Notes due 2005                                          2
 4.2     Form of Note (included in Exhibit 4.1)                                2
 4.3     First Supplemental Indenture dated as of March 21, 1997
         between the Company and The Bank of New York                          5
 4.4     Indenture dated as of January 12, 1999 by and between the
         Company and The Bank of New York with respect to the private offering of $75,000,000 of 9 3/8% Senior Notes due 2005,
         Series B                                                              7
 4.5     Form of Note (included in Exhibit 4.4)                                7
10.1     MotivePower Stock Option Agreement (originally included as
         Annex B to the Joint Proxy Statement/Prospectus)                      8
10.2     Westinghouse Air Brake Stock Option Agreement (originally
         included as Annex C to the Joint Proxy Statement/Prospectus)          8
10.3     Voting Agreement dated as of September 26, 1999 among
         William E. Kassling, Robert J. Brooks, Harvard Private
         Capital Holdings, Inc. Vestar Equity Partners, L.P. and
         MotivePower Industries, Inc. (originally included as Annex D
         to the Joint Proxy Statement/Prospectus)                              8
10.5     Westinghouse Air Brake Company Employee Stock Ownership Plan
         and Trust, effective January 31, 1995                                 2
10.6     ESOP Loan Agreement dated January 31, 1995 between
         Westinghouse Air Brake Company Employee Stock Ownership
         Trust ("ESOP") and the Company (Exhibits omitted)                     2
10.7     Employee Stock Ownership Trust Agreement dated January 31,
         1995 between the Company and U.S. Trust Company of
         California, N.A.                                                      2
10.8     Pledge Agreement dated January 31, 1995 between ESOT and the
         Company                                                               2
10.9     Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial
         institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank,
         and The Bank of New York (Schedules and Exhibits omitted.)            1
10.10    Amended and Restated Stockholders Agreement dated as of
         March 5, 1997 among the RAC Voting Trust ("Voting Trust"),
         Vestar Equity Partners, L.P ("Vestar Equity"), Harvard
         Private Capital Holdings, Inc. ("Harvard"), American
         Industrial Partners Capital Fund II, L.P. ("AIP") and the
         Company                                                               5
10.11    Common Stock Registration Rights Agreement dated as of
         January 31, 1995 among the Company, Scandinavian Incentive
         Holding B.V. ("SIH"), Voting Trust, Vestar Equity, Pulse
         Electronics, Inc., Pulse Embedded Computer Systems, Inc.,
         the Pulse Shareholders and ESOT (Schedules and Exhibits
         omitted)                                                              2

                                                                         FILING METHOD
                                                                         -------------
10.12    Indemnification Agreement dated January 31, 1995 between the
         Company and the Voting Trust Trustees                                 2
10.13    Agreement of Sale and Purchase of the North American
         Operations of the Railway Products Group, an operating
         division of American Standard Inc., dated as of 1990 between
         Rail Acquisition Corp. and American Standard Inc. (only
         provisions on indemnification are reproduced)                         2
10.14    Letter Agreement (undated) between the Company and American
         Standard Inc. on environmental costs and sharing                      2
10.15    Purchase Agreement dated as of June 17, 1992 among the
         Company, Schuller International, Inc., Manville Corporation
         and European Overseas Corporation (only provisions on
         indemnification are reproduced)                                       2
10.16    Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse
         Electronics, Inc., Pulse Embedded Computer Systems, Inc. and
         the Pulse Shareholders (Schedules and Exhibits omitted)               2
10.17    License Agreement dated as of December 31, 1993 between SAB
         WABCO Holdings B.V. and the Company                                   2
10.18    Letter Agreement dated as of January 19, 1995 between the
         Company and Vestar Capital Partners, Inc.                             2
10.19    Westinghouse Air Brake Company 1995 Stock Incentive Plan, as
         amended                                                               7
10.20    Westinghouse Air Brake Company 1995 Non-Employee Directors'
         Fee and Stock Option Plan, as amended                                 1
10.21    Employment Agreement between William E. Kassling and the
         Company                                                               2
10.22    Letter Agreement dated as of January 1, 1995 between the
         Company and Vestar Capital Partners, Inc.                             2
10.23    Form of Indemnification Agreement between the Company and
         Authorized Representatives                                            2
10.24    Share Purchase Agreement between Futuris Corporation Limited
         and the Company (Exhibits omitted)                                    2
10.25    Purchase Agreement dated as of September 19, 1996 by and
         among Mark IV Industries, Inc., Mark IV PLC, and W&P Holding
         Corp. (Exhibits and Schedules omitted) (Originally filed as
         Exhibit No. 2.01)                                                     3
10.26    Purchase Agreement dated as of September 19,1996 by and
         among Mark IV Industries Limited and Westinghouse Railway
         Holdings (Canada) Inc. (Exhibits and Schedules omitted)
         (Originally filed as Exhibit No. 2.02)                                3
10.27    Amendment No. 1 to Amended and Restated Stockholders
         Agreement dated as of March 5, 1997 among the Voting Trust,
         Vestar, Harvard, AIP and the Company                                  5
10.28    Common Stock Registration Rights Agreement dated as of March
         5, 1997 among the Company, Harvard, AIP and the Voting Trust          5
10.29    1998 Employee Stock Purchase Plan                                     7
10.30    Sale Agreement dated as of August 7, 1998 by and between
         Rockwell Collins, Inc. and the Company (Schedules and
         Exhibits omitted) (Originally filed as Exhibit No. 2.01)              6
10.31    Amendment No. 1 dated as of October 5, 1998 to Sale
         Agreement dated as of August 7, 1998 by and between Rockwell
         Collins, Inc. and the Company (Originally filed as Exhibit
         No. 2.02)                                                             6
10.32    Westinghouse Air Brake Technologies Corporation 2000 Stock
         Incentive Plan                                                        1

                                                                         FILING METHOD
                                                                         -------------
21       List of subsidiaries of the Company                                   1
23       Consent of Arthur Andersen LLP                                        1
23.1     Consent of Deloitte & Touche LLP                                      1
27       Financial Data Schedule for the Twelve Months Ending
         December 31, 1999                                                     1
27.1     Restated Financial Data Schedule for the Three Months Ending
         March 31, 1999                                                        1
27.2     Restated Financial Data Schedule for the Six Months Ending
         June 30, 1999                                                         1
27.3     Restated Financial Data Schedule for the Nine Months Ending
         September 30, 1999                                                    1
27.4     Restated Financial Data Schedule for the Twelve Months
         Ending December 31, 1998                                              1
27.5     Restated Financial Data Schedule for the Three Months Ending
         March 31, 1998                                                        1
27.6     Restated Financial Data Schedule for the Six Months Ending
         June 30, 1998                                                         1
27.7     Restated Financial Data Schedule for the Nine Months Ending
         September 30, 1998                                                    1
27.8     Restated Financial Data Schedule for the Twelve Months
         Ending December 31, 1997                                              1
99       Annual Report on Form 11-K for the year ended December 31,
         1999 of the Westinghouse Air Brake Company Employee Stock
         Ownership Plan and Trust                                              1
99.1     LIFO Preferability Letter from Arthur Andersen LLP                    1

FILING METHOD
-------------
      1          Filed herewith.
      2          Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-90866).
      3          Filed as an exhibit to the Company's Current Report on Form
                 8-K, dated October 3, 1996.
      4          Filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-39159).
      5          Filed as an exhibit to the Company's Annual Report on Form
                 10-K for the period ended December 31, 1997.
      6          Filed as an exhibit to the Company's Current Report on Form
                 8-K, dated October 5, 1998.
      7          Filed as an exhibit to the Company's Annual Report on Form
                 10-K for the period ended December 31, 1998.
      8          Filed as part of the Company's Registration Statement on
                 Form S-4 (No. 333-88903).

                                                                     SCHEDULE II

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR EACH OF THE THREE YEARS ENDED DECEMBER 31

                                        BALANCE AT      CHARGED/       CHARGED TO    DEDUCTIONS
                                        BEGINNING     (CREDITED) TO      OTHER          FROM        BALANCE AT
IN THOUSANDS                            OF PERIOD        EXPENSE      ACCOUNTS (1)   RESERVES(2)   END OF PERIOD
----------------------------------------------------------------------------------------------------------------
1999
Warranty and overhaul reserves.......    $22,985         $10,805         $4,813        $11,771        $26,832
Allowance for doubtful accounts......      3,530           1,409            117          1,073          3,983
Valuation allowance-taxes............     17,204              --          7,163          1,400          8,641
Inventory reserves...................     16,862          14,480            886         10,685         21,543
Merger and restructuring reserve.....         --          50,184             --         41,479          8,705

1998
Warranty and overhaul reserves.......    $21,473         $13,956         $4,936        $17,380        $22,985
Allowance for doubtful accounts......      2,439             906            712            527          3,530
Valuation allowance-taxes............     17,204              --             --             --         17,204
Inventory reserves...................     10,219           6,170          4,590          4,117         16,862

1997
Warranty and overhaul reserves.......    $15,225         $14,081         $2,281        $10,114        $21,473
Allowance for doubtful accounts......      1,631           1,186             36            414          2,439
Valuation allowance-taxes............     19,278              --             --          2,074         17,204
Inventory reserves...................     11,856           5,618          2,441          9,696         10,219
----------------------------------------------------------------------------------------------------------------

(1) Reserves of acquired companies

(2) Actual disbursements and/or charges