Form 10-Q
period 2000-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2000-05-10
CIK 943452

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       or

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                             from ______ to ______

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes _X_ No ___.


         As of May 1, 2000, 51,752,591 shares of Common Stock of the registrant were issued and outstanding, of which 8,303,836 shares were unallocated ESOP shares.


================================================================================

                       WESTINGHOUSE AIR BRAKE TECHNOLOGIES
                                   CORPORATION

                            MARCH 31, 2000 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                    ---------
                PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements
                   Condensed Consolidated Balance Sheets as of March 31, 2000
                      and December 31, 1999                                             3
                   Condensed Consolidated Statements of Operations for the
                      three months ended March 31, 2000 and 1999                        4
                   Condensed Consolidated Statements of Cash Flows for the
                      three months ended March 31, 2000 and 1999                        5
                   Notes to Condensed Consolidated Financial Statements                 6


Item 2.         Management's Discussion and Analysis of Financial Position and
                   Results of Operations                                               10

Item 3.         Quantitative and Qualitative Disclosures about Market Risk             13

                PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                      13

Item 6.         Exhibits and Reports on Form 8-K                                       14

                Signatures                                                             15

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                       (UNAUDITED)
                                                                                                         MARCH 31     DECEMBER 31
In thousands, except shares and par value                                                                    2000            1999
---------------------------------------------------------------------------------------------------------------------------------
                                                   ASSETS
       CURRENT ASSETS
       Cash                                                                                            $   14,731       $   7,056
       Accounts receivable                                                                                179,688         179,734
       Inventories                                                                                        222,700         211,396
       Other current assets                                                                                38,334          39,062
                                                                                                       --------------------------
            Total current assets                                                                          455,453         437,248
       Property, plant and equipment                                                                      400,471         395,687
       Accumulated depreciation                                                                          (179,448)       (172,996)
                                                                                                       --------------------------
            Property, plant and equipment, net                                                            221,023         222,691
       OTHER ASSETS
       Contract underbillings                                                                              26,406          27,710
       Goodwill                                                                                           232,004         233,760
       Other intangibles                                                                                   42,119          43,287
       Other noncurrent assets                                                                             31,170          31,980
                                                                                                       --------------------------
            Total other assets                                                                            331,699         336,737
                                                                                                       --------------------------
                 Total Assets                                                                          $1,008,175       $ 996,676
                                                                                                       ==========================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
       Current portion of long-term debt                                                                     $749            $743
       Accounts payable                                                                                    82,414          87,388
       Accrued merger and restructuring costs                                                               7,462           8,705
       Customer deposits                                                                                   31,016          31,827
       Accrued income taxes                                                                                10,225           5,155
       Accrued interest                                                                                     6,391           2,470
       Other accrued liabilities                                                                           57,599          57,924
                                                                                                       --------------------------
            Total current liabilities                                                                     195,856         194,212
       Long-term debt                                                                                     562,857         567,844
       Reserve for postretirement and pension benefits                                                     20,888          19,918
       Other long-term liabilities                                                                         33,352          32,824
                                                                                                       --------------------------
            Total liabilities                                                                             812,953         814,798
       SHAREHOLDERS' EQUITY
       Preferred stock, 1,000,000 shares authorized, no shares issued                                           -               -
       Common stock, $.01 par value; 100,000,000 shares authorized: 65,447,867 shares issued and
         51,739,642 outstanding at March 31, 2000 and 51,529,331 outstanding at December 31, 1999             654             654
       Additional paid-in capital                                                                         314,132         318,357
       Treasury stock, at cost, 13,708,225 and 13,918,536 shares, respectively                           (198,448)       (201,711)
       Unearned ESOP shares, at cost, 8,319,396 and 8,366,076 shares, respectively                       (124,791)       (125,491)
       Retained earnings                                                                                  210,755         194,772
       Deferred compensation                                                                                6,614           6,595
       Accumulated other comprehensive income (loss)                                                      (13,694)        (11,298)
                                                                                                       --------------------------
            Total shareholders' equity                                                                    195,222         181,878
                                                                                                       --------------------------
                 Total Liabilities and Shareholders' Equity                                            $1,008,175       $ 996,676
                                                                                                       ==========================





        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                               UNAUDITED
                                                                                                           THREE MONTHS ENDED
                                                                                                                MARCH 31
In thousands, except per share data                                                                        2000           1999
--------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                             $ 258,859      $ 298,478
Cost of sales                                                                                          (182,366)      (209,410)
                                                                                                      ------------------------
     Gross profit                                                                                        76,493         89,068

Selling, general and administrative expenses                                                            (29,481)       (33,078)
Merger and restructuring charges                                                                         (2,348)             -
Engineering expenses                                                                                     (8,236)        (8,907)
Amortization expense                                                                                     (3,689)        (3,381)
                                                                                                      ------------------------
     Total operating expenses                                                                           (43,754)       (45,366)

     Income from operations                                                                              32,739         43,702

Other income and expenses
   Interest expense                                                                                     (11,170)       (11,290)
   Other income (expense), net                                                                            4,071           (267)
                                                                                                      ------------------------
     Income before income taxes and extraordinary item                                                   25,640         32,145

Income tax expense                                                                                       (9,230)       (11,878)
                                                                                                      ------------------------
     Income before extraordinary item                                                                    16,410         20,267

Extraordinary loss on extinguishment of debt, net of tax                                                      -           (469)
                                                                                                      ------------------------
     Net income                                                                                       $  16,410      $  19,798
                                                                                                      ========================

EARNINGS PER COMMON SHARE
   Basic
     Income before extraordinary item                                                                     $0.38          $0.47
     Extraordinary item                                                                                      -           (0.01)
                                                                                                      ------------------------
     Net income                                                                                           $0.38          $0.46
                                                                                                      ========================
   Diluted
     Income before extraordinary item                                                                     $0.38          $0.46
     Extraordinary item                                                                                      -            (.01)
                                                                                                      ------------------------
     Net income                                                                                           $0.38          $0.45
                                                                                                      ========================

   Weighted average shares outstanding
     Basic                                                                                               43,259         43,182
     Diluted                                                                                             43,350         44,352
                                                                                                      ------------------------


        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                UNAUDITED
                                                                                                           THREE MONTHS ENDED
                                                                                                                MARCH 31
In thousands                                                                                               2000           1999
---------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                                             $ 16,410       $ 19,798
Adjustments to reconcile net income to cash provided by operations:
     Extraordinary loss on extinguishment of debt                                                             -            469
     Depreciation and amortization                                                                       11,203         10,599
     Provision for ESOP contribution                                                                        700          1,380
     Gain on sale of product line                                                                        (4,375)             -
     Changes in operating assets and liabilities, net
        of acquisitions
         Accounts receivable                                                                               (783)         1,294
         Inventories                                                                                    (11,795)        (4,998)
         Contract underbillings                                                                           1,304            (93)
         Accounts payable                                                                                (4,583)       (13,055)
         Accrued income taxes                                                                             5,070          4,683
         Accrued liabilities and customer deposits                                                        2,084         (3,112)
         Other assets and liabilities                                                                     3,600          2,119
                                                                                                       -----------------------
              Net cash provided by operating activities                                                  18,835         19,084

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                                                      (6,910)       (10,302)
     Acquisitions of businesses, net of cash acquired                                                         -        (33,584)
     Cash received from disposition of product line                                                       4,500              -
     Other                                                                                                    -            243
                                                                                                       -----------------------
              Net cash used for investing activities                                                     (2,410)       (43,643)

FINANCING ACTIVITIES
     Proceeds from (repayments of) credit agreements                                                     12,200         (3,589)
     Proceeds from senior notes offering                                                                      -         75,000
     Repayments of other borrowings                                                                     (17,181)       (40,372)
     Purchase of treasury stock                                                                          (4,369)             -
     Cash dividends                                                                                        (427)          (246)
     Proceeds from exercise of stock options and other benefit plans                                      3,338          1,562
     Other                                                                                                                (911)
                                                                                                       -----------------------
              Net cash (used for) provided by financing activities                                       (6,439)        31,444

Effect of changes in currency exchange rates                                                             (2,311)           (71)
                                                                                                       -----------------------
     Increase in cash                                                                                     7,675          6,814
         Cash, beginning of year                                                                          7,056          8,983
                                                                                                       -----------------------
         Cash, end of period                                                                           $ 14,731       $ 15,797
                                                                                                       =======================



        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 (UNAUDITED)


1.       BUSINESS

Westinghouse Air Brake Technologies Corporation (the "Company", "Wabtec") is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. Our major products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers and include electronic controls and monitors, air brakes, traction motors, cooling equipment, turbochargers, low-horsepower locomotives, couplers, door controls, draft gears and brake shoes. We aggressively pursue technological advances with respect to both new product development and product enhancements.

The Company has two reporting segments: Freight Group and Transit Group. Although approximately 60% of the Company's sales are to the aftermarket, a significant portion of the Freight Group's operations and revenue base is generally dependent on the capital replacement cycles for locomotives and freight cars of the large North American-based railroad companies. The Transit Group's operations are dependent on the budgeting and expenditure appropriation process of federal, state and local governmental units for mass transit needs established by public policy.

2.       ACCOUNTING POLICIES

BASIS OF PRESENTATION The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission and include the accounts of Wabtec and its majority owned subsidiaries. These condensed interim financial statements do not include all of the information and footnotes required for complete financial statements. In management's opinion, these financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified, where necessary, to conform to the current period presentation.

The Company operates on a four-four-five week accounting quarter, and accordingly, the quarters end on or about March 31, June 30, September 30 and December 31.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec's Annual Report on Form 10-K for the year ended December 31, 1999.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates.

OTHER COMPREHENSIVE INCOME Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments. Total comprehensive income for the quarters ended March 31, 2000 and 1999 was $14 million and $20.3 million, respectively.

3.       MERGERS AND ACQUISITIONS

On November 19, 1999, Westinghouse Air Brake Company (WABCO) merged with MotivePower Industries, Inc. to form Wabtec. The Company issued approximately 18 million shares of the Company's Common Stock to former MotivePower shareholders and reserved approximately 2 million shares for the contingent exercise of stock options. The transaction was valued at approximately $354 million and was accounted for by the pooling-of-interests accounting method. Accordingly, the condensed consolidated financial statements have been restated giving effect to this transaction as if it had occurred as of the beginning of the earliest period presented.


The combined results of the Company and separate results of WABCO and MotivePower for the three months ended March 31, 1999 were as follows:

                                     EXTRAORDINARY    NET
  In thousands           SALES           ITEM        INCOME
  ----------------------------------------------------------
  WABCO                $191,204          $469       $11,920
  MotivePower           107,274             -         7,878
                     ---------------------------------------
    Combined           $298,478          $469       $19,798
  ----------------------------------------------------------

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

3.       INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. Cores inventory is defined as inventory units designated for unit exchange programs. The components of inventory, net of reserves, were:

                                        MARCH 31     DECEMBER 31
In thousands                                2000            1999
----------------------------------------------------------------
Cores                                    $29,796         $29,999
Raw materials                             97,720          99,948
Work-in-process                           50,017          47,319
Finished goods                            45,167          34,130
                                        ------------------------
    Total inventory                     $222,700        $211,396
----------------------------------------------------------------

4.       EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                              THREE MONTHS ENDED
                                                   MARCH 31
In thousands, except per share                 2000        1999
-----------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income before extraordinary item
   applicable to common
   shareholders                              $16,410     $20,267
Divided by
   Weighted average shares
     outstanding                              43,259      43,182
Basic earnings per share before
   extraordinary item                          $0.38       $0.47
-----------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before extraordinary item
   applicable to common
   shareholders                              $16,410     $20,267
Divided by sum of
   Weighted average shares
     outstanding                              43,259      43,182
   Conversion of dilutive stock
     options                                      91       1,170
                                             --------------------
   Diluted shares outstanding                 43,350      44,352
Diluted earnings per share
   before extraordinary item                   $0.38       $0.46
-----------------------------------------------------------------

5.       COMMITMENTS AND CONTINGENCIES

The Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Boise Locomotive Company facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate discounted liability at March 31, 2000, using a discount rate of 6% for remediation costs to be approximately $4 million, which has been accrued. The Company was in compliance with the Permit at March 31, 2000.

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

6.       SEGMENT INFORMATION

Wabtec has two reportable segments - the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company's internal operations, the nature of the products and services, and customer type. Financial information for these segments has been restated in conjunction with the operational realignment of our organization pursuant to the merger of WABCO and MotivePower. The business segments are:

FREIGHT GROUP manufactures products and services geared to the production and operation of freight cars and locomotives, including braking control equipment, engines, traction motors, on-board electronic systems and train coupler equipment. Revenues are derived from aftermarket and OEM component sales, locomotive overhauls and from freight car repairs and services.

TRANSIT GROUP consists of products for passenger transit vehicles (typically subways, rail and buses) that include braking and monitoring systems, climate control and door equipment that are engineered to meet individual customer specifications. Revenues are derived from OEM component sales and aftermarket sales as well as from repairs and services.

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



Segment financial information for the three months ended March 31, 2000 is as follows:

                                                               FREIGHT        TRANSIT        CORPORATE      MERGER AND
In thousands                                                    GROUP          GROUP        ACTIVITIES    RESTRUCTURING     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                    $194,048        $64,811              -              -       $258,859
Intersegment sales/(elimination)                                  2,876             43        $(2,919)             -              -
                                                               --------------------------------------------------------------------
   Total sales                                                 $196,924        $64,854        $(2,919)             -       $258,859
                                                               ====================================================================
Income from operations                                          $33,222         $6,691        $(4,826)       $(2,348)       $32,739
Interest expense and other                                            -              -         (7,099)             -         (7,099)
                                                               --------------------------------------------------------------------
   Income before income taxes and extraordinary item            $33,222         $6,691       $(11,925)       $(2,348)       $25,640
                                                               ====================================================================

Segment financial information for the three months ended March 31, 1999 is as follows:

                                                               FREIGHT        TRANSIT        CORPORATE      MERGER AND
In thousands                                                    GROUP          GROUP        ACTIVITIES    RESTRUCTURING     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                    $243,616        $54,862              -              -       $298,478
Intersegment sales/(elimination)                                  2,255             41        $(2,296)             -              -
                                                               --------------------------------------------------------------------
   Total sales                                                 $245,871        $54,903        $(2,296)             -       $298,478
                                                               ====================================================================
Income from operations                                         $ 45,492         $4,370        $(6,160)             -        $43,702
Interest expense and other                                            -              -        (11,557)             -        (11,557)
                                                               --------------------------------------------------------------------
   Income before income taxes and extraordinary item           $ 45,492         $4,370       $(17,717)             -        $32,145
                                                               ====================================================================

7.       MERGER AND RESTRUCTURING CHARGES

The Company estimates the charges to complete the merger and restructuring plan will total $70 million pre-tax with approximately $50 million of the charge previously expensed. The Company incurred additional merger and restructuring-related charges of approximately $2.3 million in the first quarter of 2000 and expects to incur an additional $18 million of merger and restructuring-related expenses later in 2000.

The $2.3 million charge included the following actions:

o Costs associated with the transaction for items such as legal fees and consulting.

o        Marketing and corporate reorganization expenses.

o Employee severance and relocation payments related to closing certain plants and consolidating others.



As of March 31, 2000, $7.5 million of the $50 million merger and restructuring-related charge incurred in 1999, remained accrued on the balance sheet. The table below identifies the significant components of the accrual.

                                                   TRANSACTION
                                                COSTS, SEVERANCE
                                                 AND TERMINATION        LEASE
In thousands                                        BENEFITS         IMPAIRMENTS        OTHER        TOTAL
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                           $2,119            $5,738           $848         $8,705
Amounts paid                                             (707)             (110)          (426)        (1,243)
                                                ---------------------------------------------------------------
Balance at March 31, 2000                              $1,412            $5,628           $422         $7,462
---------------------------------------------------------------------------------------------------------------



The transaction, severance and termination benefits accrual is for approximately 173 employees. The remaining employees are expected to be laid-off in the second and third quarter of 2000 as planned. This accrual represents the calculation of the severance package based on the employee's salary and tenure with the Company. The lease impairment charges relate to the relocation of the corporate headquarters, and the Company's evaluation of certain assets. The other category represents other related costs that have been incurred and not yet paid as of March 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation's Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 1999 Annual Report on Form 10-K.


OVERVIEW

Net income for the first quarter of 2000 was $16.4 million, or $0.38 per diluted share, as compared to $19.8 million, or $0.45 per diluted share in the same period of 1999. The results for the first quarter of 2000 include a $2.3 million merger and restructuring charge and a $4.4 million gain on the disposition of a product line. Net sales decreased 13.3% in the first quarter of 2000 as compared to the same quarter in 1999. Operating margins in the first quarter of 2000 decreased to 12.6% as compared to 14.6% in the first quarter of 1999. After excluding the merger and restructuring charges that effect operating income, operating margins would have been 13.6%.

MERGER AND RESTRUCTURING PLAN

The Company previously announced a merger and restructuring plan pursuant to the merger of the Company and MotivePower Industries, Inc., which is anticipated to yield synergies of $15 million pre-tax in 2000 and produce an ongoing annualized benefit of $25 million pre-tax, by year-end 2000. The Company expects the benefits to be realized through reduced cost of sales and reduced selling, general and administrative expenses. The merger and restructuring plan involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The Company estimates the charges to complete the merger and restructuring plan will total $70 million pre-tax with approximately $52 million of the charge previously expensed. Of the $18 million charge left to be incurred, the Company expects the majority of this charge to occur in the second and third quarter of 2000 with the cash portion being approximately $10 million to $11 million of the charge.

The accrual on the balance sheet is discussed in greater detail in Note 7 to "Notes to Condensed Consolidated Financial Statements" included in this report.



                         FIRST QUARTER 2000 COMPARED TO
                               FIRST QUARTER 1999


A number of events have occurred over the comparative period that impacted the Company's results of operations and financial condition including:

o Expected decreases in component sales due to a slowdown in U.S. freight car and locomotive deliveries, and a downturn in the locomotive overhauling market.
o Improved sales and backlog in the transit business due to increased governmental spending for transit equipment.

The following table sets forth the Company's net sales by business segment:

                                           THREE MONTHS ENDED
                                                MARCH 31
                                        -------------------------
In thousands                                2000          1999
-----------------------------------------------------------------
Freight Group                           $194,048        $243,616
Transit Group                             64,811          54,862
                                        -------------------------
     Net sales                          $258,859        $298,478
-----------------------------------------------------------------

Net sales for the first quarter of 2000 decreased $39.6 million, or 13.3%, to $258.9 million. This decrease was attributable to decreased OEM freight car and locomotive volumes and lower locomotive overhauls both within the Freight Group. Partially offsetting these decreases were higher Transit Group sales. Sales volumes within the Freight Group reflect a softening OEM market for freight cars, with 16,867 freight cars delivered in the first quarter of 2000 compared to 21,560 in the same period of 1999. In 2000, the Company expects the OEM freight car and locomotive industries to deliver approximately 50,000 and 1,100 new freight cars and locomotives, respectively.

Gross profit decreased to $76.5 million in the first quarter of 2000 compared to $89.1 million in the same period of 1999. Gross margin, as a percentage of sales, was 29.6% compared to 29.8% in 1999. Gross margin is dependent on a number of factors including sales volume and product mix. Favorable sales volumes in the Transit Group were offset by decreases in volumes within the Freight Group.

Total operating expenses as a percentage of net sales were 16.9% in the first quarter of 2000 as compared to 15.2% in the same period a year ago. After excluding the first quarter 2000 $2.3 million merger and restructuring charge, operating expenses would have been 16% of net sales. Total operating expenses decreased $1.6 million, or $4 million without the merger and restructuring charge, in the quarter-to-quarter comparison. This reduction was primarily due to continuing cost cutting programs and synergies from the merger.

Operating income totaled $32.7 million in the first quarter of 2000 compared with $43.7 million in the same period of 1999. After excluding the merger and restructuring charges that effect operating income, operating income would have been $35.1 million. Lower operating income resulted from decreased sales volumes. (See Note 6 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

In February 2000, the Company disposed a product line for $4.5 million in cash and $1 million to be received upon the completion of other conditions and recognized a gain of $4.4 million, which is reported as other income.

In the first quarter of 2000, the effective tax rate improved to an annual rate of 36% from 37% a year ago, primarily from additional benefits through our Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's credit facilities with a consortium of commercial banks ("credit agreement"). The following is a summary of selected cash flow information and other relevant data.

                                         THREE MONTHS ENDED
                                              MARCH 31
                                      -------------------------
In thousands                               2000         1999
---------------------------------------------------------------
Cash provided (used) by:
  Operating activities                  $18,835      $19,084
  Investing activities-business
     acquisitions                             -      (33,584)
  Investing activities-sale of
     product line                         4,500            -
  Investing activities-other             (6,910)     (10,059)
  Financing activities                   (6,439)      31,444
Earnings before interest, taxes,
   depreciation and amortization
   (EBITDA)                              43,942       54,301
Adjusted EBITDA (before merger and
   restructuring charges)               $46,290      $54,301
---------------------------------------------------------------

Operating cash flow in the first quarter of 2000 was $18.8 compared to $19.1 million in the same period a year ago. Working capital increased 7% since December 31, 1999, primarily due to an increase in inventories. During the first quarter of 2000, cash outlays for merger and restructuring activities were approximately $3.3 million and are reported as a reduction to cash provided by operating activities. Excluding these cash outlays, cash provided by operating activities would have been approximately $22.2 million. Adjusted EBITDA, excluding the merger and restructuring charge, was $46.3 million in the first quarter of 2000 as compared to $54.3 million in the same period in 1999.

Cash used for investing activities declined in the first quarter of 2000 to $2.4 million from $43.6 million a year ago. In the first quarter of 2000, cash received from the sale of a product line was $4.5 million. In the first quarter of 1999, $33.6 million was used for certain business acquisitions. Capital expenditures were $6.9 million and $10.3 million in the first quarter of 2000 and 1999, respectively. The majority of capital expenditures for these periods relates to upgrades to existing equipment, replacement of existing equipment and purchases of new equipment due to expansion of Wabtec's operations, where the Company believes overall cost savings can be achieved through increasing efficiencies. The Company expects 2000 capital expenditures for equipment purchased for similar purposes to approximate $40 million to $45 million.

Cash used for financing activities was $6.4 million in the first quarter of 2000 versus cash provided by financing activities of $31.4 million in the same period a year ago. In the first quarter of 2000, the Company reduced long-term debt by approximately $5 million. The Company issued $75 million of senior notes in the first quarter of 1999 to repay amounts outstanding on certain unsecured bank term debt and repaid a portion of the Company's previous revolving credit facility. Historically, the Company has financed the purchase of significant businesses utilizing the amounts available under its credit facilities.

The Company estimates the charges to complete the merger and restructuring plan will total $70 million pre-tax with approximately $52 million of the charge expensed to date. Of the $18 million charge yet to be incurred, the Company expects the majority of this charge to occur in the second and third quarter of 2000 with the cash portion being approximately $10 million to $11 million of the charge.

Based on anticipated cash flow provided by operations, forecasted results and credit available under the credit agreement, the Company believes it will be able to make planned capital expenditures and required debt payments over the next twelve months.

The following table sets forth the Company's outstanding indebtedness and average interest rates at March 31, 2000. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

                                      MARCH 31      DECEMBER 31
In thousands                              2000             1999
---------------------------------------------------------------
Revolving credit, 7.3%                 $380,200        $368,000
9 3/8% Senior notes                     175,000         175,000
Pulse note, 9.5%                             -           16,990
5.5% Industrial revenue bond
    due 2008                              6,607           6,749
Other                                     1,799           1,848
                                       ------------------------
     Total                              563,606         568,587
     Less-current portion                   749             743
                                       ------------------------
     Long-term portion                 $562,857        $567,844
---------------------------------------------------------------

Credit Agreement

In November 1999, in connection with the merger, WABCO terminated its then existing credit agreement and refinanced the then existing MotivePower credit agreement with a consortium of commercial banks. The credit agreement provides for a $275 million five-year revolving credit facility and a 364-day $275 million convertible revolving credit facility. At March 31, 2000, the Company had available borrowing capacity, net of letters of credit, of approximately $145 million.

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

Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the credit agreement, will be adequate to make payments of principal and interest on debt, including the Notes, to permit anticipated capital expenditures, and to fund working capital requirements and other cash needs for the foreseeable future, including 2001. The increase in financial liquidity was primarily the result of changing the base available for borrowing under the November 1999 refinanced credit agreement. The issuance of the 1999 Notes also increased the Company's liquidity by reducing its outstanding revolving credit borrowings and thereby increasing its available borrowing capacity.

Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. The debt of the Company requires the dedication of a substantial portion of future cash flows to the payment of principal and interest on indebtedness, thereby reducing funds available for capital expenditures and future business opportunities that the Company believes are available. The Company believes cash flow and liquidity will be sufficient to meet its debt service requirements. If the Company's sources of funds were to fail to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:


     Economic and Industry Conditions
     - materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;
     -   demand for services in the freight and passenger rail industry;
     -   consolidations in the rail industry;
     -   demand for our products and services;
     -   continued outsourcing by our customers;
     -   demand for freight cars, locomotives, passenger transit cars and buses;
     -   industry demand for faster and more efficient braking equipment;
     -   fluctuations in interest rates.

     Operating Factors
     -   supply disruptions;
     -   technical difficulties;
     -   changes in operating conditions and costs;
     -   successful introduction of new products;
     -   labor relations;
     -   completion and integration of additional acquisitions;
     -   the development and use of new technology.

     Competitive Factors
     -   the actions of competitors.

     Political/Governmental Factors
     -   political stability in relevant areas of the world;
     - future regulation/deregulation of our customers and/or the rail industry;
     -   governmental funding for some of our customers;
     - political developments and laws and regulations, such as forced divestiture of assets, restrictions on production, imports or exports, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, and environmental regulations.

     Transaction or Commercial Factors
     - the outcome of negotiations with partners, governments, suppliers, customers or others; and
     - our ability to complete the integration of the Westinghouse Air Brake and MotivePower businesses so to achieve the stated synergies.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EFFECTS OF YEAR 2000

The Company has not experienced any significant events attributable to Year 2000 issues.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with $332 million of variable-rate debt (considering the effects of existing interest rate swaps), which represents 59% of total long-term debt at March 31, 2000. At March 31, 2000, an instantaneous 100 basis point increase in interest rates would reduce the Company's net income annually by approximately $2.1 million, net of tax, assuming no additional intervention strategies by management.

FOREIGN CURRENCY EXCHANGE RISK The Company periodically enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of March 31, 2000, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first quarter of 2000, approximately 73% of net sales are in the United States, 11% in Canada, 6% in Mexico and 10% in other international locations, primarily Europe. At March 31, 2000, the Company does not believe changes in foreign currency exchanges rates represent a material risk to results of operations, financial position or liquidity.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

There were no significant changes to report regarding the Company's legal proceedings and commitments and contingencies.

                        EXHIBITS AND REPORTS ON FORM 8-K


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
   10.32        Westinghouse Air Brake Technologies Corporation 2000 Stock
                  Incentive Plan as amended through March 22, 2000

    27          Financial Data Schedule as of and for the Three Months ended
                  March 31, 2000


There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2000.

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

                                 Date:          May 10, 2000