Form 10-K/A
period 1999-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2000-06-28
CIK 943452

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

                   For the fiscal year ended December 31, 1999

                         Commission file number 1-13782

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
             ------------------------------------------------------
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

            (Title of Class)             (Name of Exchange on which registered)
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