Form 10-Q
period 2000-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2000-08-10
CIK 943452

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       or

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days. Yes __X__   No ____.

         As of July 31, 2000, 51,791,686 shares of Common Stock of the registrant were issued and outstanding; of which 8,249,480 shares were unallocated ESOP shares.


===============================================================================

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                             JUNE 30, 2000 FORM 10-Q

                                TABLE OF CONTENTS


                                                                                     Page
                                                                                   ---------
            PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999                                                3
               Condensed Consolidated Statements of Operations for the
                  three months and six months ended June 30, 2000 and 1999             4
               Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2000 and 1999                                  5
               Notes to Condensed Consolidated Financial Statements                    6

Item 2.     Management's Discussion and Analysis of Financial Position and
               Results of Operations                                                  11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                15

            PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                         15

Item 4.     Submission of  Matters to a Vote of Security Holders                      15

Item 6.     Exhibits and Reports on Form 8-K                                          16

            Signatures                                                                17

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                     UNAUDITED
                                                                                                       JUNE 30      DECEMBER 31
In thousands, except shares and par value                                                                 2000             1999
------------------------------------------------------------------------------------------------------ -------------- --------------
                                            ASSETS
     CURRENT ASSETS
     Cash                                                                                            $   6,873        $   7,056
     Accounts receivable                                                                               187,353          179,734
     Inventories                                                                                       222,779          211,396
     Other current assets                                                                               38,316           39,062
                                                                                                     --------------------------
          Total current assets                                                                         455,321          437,248
     Property, plant and equipment                                                                     403,042          395,687
     Accumulated depreciation                                                                         (185,266)        (172,996)
                                                                                                     --------------------------
          Property, plant and equipment, net                                                           217,776          222,691
     OTHER ASSETS
     Contract underbillings                                                                             25,262           27,710
     Goodwill,net                                                                                      229,842          233,760
     Other intangibles,net                                                                              40,998           43,287
     Other noncurrent assets                                                                            28,884           31,980
                                                                                                     --------------------------
          Total other assets                                                                           324,986          336,737
                                                                                                     --------------------------
               Total Assets                                                                          $ 998,083        $ 996,676
                                                                                                     ==========================

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Current portion of long-term debt                                                               $     749        $     743
     Accounts payable                                                                                   83,967           87,388
     Accrued merger and restructuring costs                                                              6,284            8,705
     Customer deposits                                                                                  27,994           31,827
     Accrued income taxes                                                                                7,273            5,155
     Accrued interest                                                                                    2,397            2,470
     Other accrued liabilities                                                                          56,975           57,924
                                                                                                     --------------------------
          Total current liabilities                                                                    185,639          194,212
     Long-term debt                                                                                    560,462          567,844
     Reserve for postretirement and pension benefits                                                    22,009           19,918
     Other long-term liabilities                                                                        31,516           32,824
                                                                                                     --------------------------
          Total liabilities                                                                            799,626          814,798
     SHAREHOLDERS' EQUITY
     Preferred stock, 1,000,000 shares authorized, no shares issued                                         --               --
     Common stock, $.01 par value; 100,000,000 shares authorized: 65,447,867 shares issued and
       51,781,410 outstanding at June 30, 2000 and 51,529,331 outstanding at December 31, 1999             654              654
     Additional paid-in capital                                                                        313,534          318,357
     Treasury stock, at cost, 13,666,457  and 13,918,536 shares, respectively                         (194,074)        (201,711)
     Unearned ESOP shares, at cost, 8,265,040  and 8,366,076 shares, respectively                     (123,976)        (125,491)
     Retained earnings                                                                                 218,353          194,772
     Deferred compensation                                                                               2,827            6,595
     Accumulated other comprehensive income (loss)                                                     (18,861)         (11,298)
                                                                                                     --------------------------
          Total shareholders' equity                                                                   198,457          181,878
                                                                                                     --------------------------
               Total Liabilities and Shareholders' Equity                                            $ 998,083        $ 996,676
                                                                                                     ==========================


        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       UNAUDITED                        UNAUDITED
                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30                          JUNE 30
In thousands, except per share data                                 2000             1999             2000             1999
------------------------------------------------------------------------------------------------------------------------------

Net sales                                                      $ 249,164        $ 292,644        $ 508,023        $ 591,122
Cost of sales                                                   (181,894)        (201,626)        (364,260)        (411,036)
                                                               ---------------------------------------------------------------
     Gross profit                                                 67,270           91,018          143,763          180,086

Selling, general and administrative expenses                     (27,715)         (31,538)         (57,196)         (64,616)
Merger and restructuring charges                                  (5,591)            --             (7,939)            --
Engineering expenses                                              (8,051)          (9,629)         (16,287)         (18,536)
Amortization expense                                              (3,577)          (3,436)          (7,266)          (6,817)
                                                               ---------------------------------------------------------------
     Total operating expenses                                    (44,934)         (44,603)         (88,688)         (89,969)

     Income from operations                                       22,336           46,415           55,075           90,117

Other income and expenses
   Interest expense                                              (10,861)         (11,184)         (22,031)         (22,474)
   Other income (expense), net                                     1,062               15            5,133             (252)
                                                               ---------------------------------------------------------------
     Income before income taxes and extraordinary item            12,537           35,246           38,177           67,391

Income tax expense                                                (4,514)         (12,826)         (13,744)         (24,704)
                                                               ---------------------------------------------------------------
     Income before extraordinary item                              8,023           22,420           24,433           42,687

Extraordinary loss on extinguishment of debt, net of tax            --               --               --               (469)
                                                               ---------------------------------------------------------------
     Net income                                                $   8,023        $  22,420        $  24,433        $  42,218
                                                               ===============================================================

EARNINGS PER COMMON SHARE

   Basic
     Income before extraordinary item                          $    0.18        $    0.52        $    0.56        $    0.99
     Extraordinary item                                             --               --               --              (0.01)
                                                               ---------------------------------------------------------------
     Net income                                                $    0.18        $    0.52        $    0.56        $    0.98
                                                               ===============================================================
   Diluted
     Income before extraordinary item                          $    0.18        $    0.50        $    0.56        $    0.96
     Extraordinary item                                             --               --               --              (0.01)
                                                               ---------------------------------------------------------------
     Net income                                                $    0.18        $    0.50        $    0.56        $    0.95
                                                               ===============================================================

   Weighted average shares outstanding
     Basic                                                        43,454           43,339           43,328           43,242
     Diluted                                                      43,510           44,682           43,443           44,501
                                                               ---------------------------------------------------------------


        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   UNAUDITED
                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30
In thousands                                                                   2000            1999
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                 $ 24,433        $ 42,218
Adjustments to reconcile net income to cash provided by operations:
     Extraordinary loss on extinguishment of debt                                --             469
     Depreciation and amortization                                           21,627          20,373
     Provision for ESOP contribution                                          1,157           2,262
     Gain on sale of product line                                            (4,375)             --
     Changes in operating assets and liabilities, net
        of acquisitions
         Accounts receivable                                                 (9,792)         12,499
         Inventories                                                        (12,301)        (13,611)
         Accounts payable                                                    (2,531)        (18,793)
         Accrued income taxes                                                 2,260           6,456
         Accrued liabilities and customer deposits                           (6,984)         (1,984)
         Other assets and liabilities                                         7,782          (5,281)
                                                                           ------------------------
              Net cash provided by operating activities                      21,276          44,608

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                         (11,999)        (18,039)
     Acquisitions of businesses, net of cash acquired                            --         (32,242)
     Cash received from disposition of product line                           5,500             --
     Other                                                                       --          (1,538)
                                                                           ------------------------
              Net cash used for investing activities                         (6,499)        (51,819)

FINANCING ACTIVITIES
     Proceeds from (repayments of) credit agreements                         10,500         (25,377)
     Proceeds from senior notes offering                                         --          75,000
     Repayments of other borrowings                                         (17,876)        (40,492)
     Purchase of treasury stock                                              (4,369)             --
     Cash dividends                                                            (852)           (493)
     Proceeds from exercise of stock options and other benefit plans          3,542           2,625
     Other                                                                       --            (818)
                                                                           ------------------------
              Net cash (used for) provided by financing activities           (9,055)         10,445

Effect of changes in currency exchange rates                                 (5,905)            778
                                                                           ------------------------
     (Decrease)  increase in cash                                              (183)          4,012
         Cash, beginning of year                                              7,056           8,983
                                                                           ------------------------
         Cash, end of period                                               $  6,873        $ 12,995
                                                                           ========================



        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 (UNAUDITED)

1. BUSINESS

Westinghouse Air Brake Technologies Corporation (the "Company", "Wabtec") is North America's largest manufacturer of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. Our major products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers and include electronic controls and monitors, air brakes, traction motors, cooling equipment, turbochargers, low-horsepower locomotives, couplers, door controls, draft gears and brake shoes. The Company aggressively pursues technological advances with respect to both new product development and product enhancements.

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

Costs and estimated earnings in excess of billings ("underbillings") and billings in excess of costs and estimated earnings ("overbillings") on the contract in progress are recorded on the balance sheet and are classified as non-current .

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates.

OTHER COMPREHENSIVE INCOME Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments. Total comprehensive income for the three months and six months ended June 30, 2000 and 1999 was $2.9 million and $16.9 million, and $24.3 million and $44.6 million, respectively.

3. MERGERS AND ACQUISITIONS

On November 19, 1999, Westinghouse Air Brake Company (WABCO) merged with MotivePower Industries, Inc. (MotivePower) to form Wabtec. The Company issued approximately 18 million shares of the Company's Common Stock to former MotivePower shareholders and reserved approximately 2 million shares for the contingent exercise of stock options. The transaction was accounted for by the pooling-of-interests accounting method. Accordingly, the condensed consolidated financial statements have been restated giving effect to this transaction as if it had occurred as of the beginning of the earliest period presented.

The combined results of the Company and separate results of WABCO and MotivePower for the three months and six months ended June 30, 1999 were as follows:

Three months ended June 30, 1999:

                                 EXTRAORDINARY     NET
In thousands           SALES         ITEM         INCOME
-----------------------------------------------------------
WABCO                $193,981            --       $13,213
MotivePower            98,663            --         9,207
                   ----------------------------------------
  Combined           $292,644            --       $22,420
-----------------------------------------------------------

Six months ended June 30, 1999:

                                   EXTRAORDINARY    NET
In thousands           SALES           ITEM        INCOME
-----------------------------------------------------------
WABCO                $385,185          (469)      $25,133
MotivePower           205,937            --        17,085
                 ------------------------------------------
  Combined           $591,122          (469)      $42,218
-----------------------------------------------------------
During 1999, the Company completed the following acquisitions:

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


4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. Cores inventory is defined as inventory units designated for unit exchange programs. The components of inventory, net of reserves, were:

                                         JUNE 30     DECEMBER 31
In thousands                                2000            1999
----------------------------------------------------------------
Cores                                    $34,867         $29,999
Raw materials                             95,731          99,948
Work-in-process                           55,765          47,319
Finished goods                            36,416          34,130
                                       -------------------------
    Total inventory                     $222,779        $211,396
----------------------------------------------------------------


5. EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                             THREE MONTHS ENDED
                                                   JUNE 30
In thousands, except per share                 2000        1999
-----------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income before extraordinary item
   applicable to common shareholders         $ 8,023     $22,420
Divided by
   Weighted average shares
     outstanding                              43,454      43,339
Basic earnings per share before
   extraordinary item                          $0.18       $0.52
-----------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before extraordinary item
   applicable to common shareholders         $ 8,023     $22,420
Divided by sum of
   Weighted average shares
     outstanding                              43,454      43,339
   Conversion of dilutive stock
     options                                      56       1,343
                                            ---------------------
   Diluted shares outstanding                 43,510      44,682
Diluted earnings per share
   before extraordinary item                   $0.18       $0.50
-----------------------------------------------------------------

                                              SIX MONTHS ENDED
                                                   JUNE 30
In thousands, except per share                 2000        1999
-----------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income before extraordinary item
   applicable to common shareholders         $24,433     $42,687
Divided by
   Weighted average shares
     outstanding                              43,328      43,242
Basic earnings per share before
   extraordinary item                          $0.56       $0.99
-----------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before extraordinary item
   applicable to common shareholders         $24,433     $42,687
Divided by sum of
   Weighted average shares
     outstanding                              43,328      43,242
   Conversion of dilutive stock
     options                                     115       1,259
                                            ---------------------
   Diluted shares outstanding                 43,443      44,501
Diluted earnings per share
   before extraordinary item                 $  0.56     $  0.96
-----------------------------------------------------------------

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Company facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate discounted liability at June 30, 2000, using a discount rate of 6% for remediation costs to be approximately $4 million, which has been accrued. The Company was in compliance with the Permit at June 30, 2000.

On February 12, 1999, GE Harris Railway Electronics, LLC and GE Harris Railway Electronic Services, LLC (collectively, "GE Harris") brought suit against the Company for alleged patent infringement and unfair competition related to a communications system installed in one of the Company's products. GE Harris is seeking to prohibit the Company from future infringement and is seeking an unspecified amount of money damages to recover, in part, royalties. As this lawsuit is in the discovery stages, the Company is unable to estimate the cost, if any, of resolving litigation and thus, no costs have been provided for. The Company's insurance carrier has agreed to defend and reimburse a portion of the costs of defending this matter.

7. EMPLOYEE STOCK OWNERSHIP PLAN TERMINATION

The Westinghouse Air Brake Company Employee Stock Ownership Plan and Trust
(ESOP) terminated August 1, 2000. Cash contributions will be made to the Company's existing defined contribution 401(k) plan as opposed to Company Common Stock previously under the ESOP. In connection with the termination of the ESOP, the Company anticipates making additional discretionary cash contributions to former ESOP participants over the next three years, which the Company estimates the costs to be $2 million in each of the years and incurring a non-cash charge for the write-off of the related deferred tax asset.

8. SEGMENT INFORMATION

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

FREIGHT GROUP manufactures products and provides services geared to the production and operation of freight cars and locomotives, including braking control equipment, engines, traction motors, on-board electronic components and train coupler equipment. Revenues are derived from aftermarket and OEM component sales, locomotive overhauls and from freight car repairs and services.

TRANSIT GROUP consists of products for passenger transit vehicles (typically subways, rail and buses) that include braking, monitoring, climate control and door equipment engineered to meet individual customer specifications. Revenues are derived from OEM component sales and aftermarket sales as well as from repairs and services.

The Company evaluates its business segments' operating results based on income from operations before merger and restructuring charges. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges. Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the following tables are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.


Segment financial information for the three months ended June 30, 2000 is as follows:

                                                          FREIGHT         TRANSIT       CORPORATE      MERGER AND
In thousands                                               GROUP           GROUP        ACTIVITIES    RESTRUCTURING      TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                               $180,678        $68,486             --             --        $249,164
Intersegment sales/(elimination)                             3,158            208         (3,366)            --               -
                                                        --------------------------------------------------------------------------
   Total sales                                             183,836         68,694         (3,366)            --         249,164
                                                        ============== ============== ============== =============== =============
Income from operations                                      25,200          6,770         (4,043)        (5,591)         22,336
Interest expense and other                                      --             --         (9,799)            --          (9,799)
                                                        -------------- -------------- -------------- --------------- -------------
   Income before income taxes and extraordinary item       $25,200        $ 6,770       $(13,842)       $(5,591)       $ 12,537
                                                        ============== ============== ============== =============== =============

Segment financial information for the three months ended June 30, 1999 is as follows:


                                                          FREIGHT         TRANSIT       CORPORATE      MERGER AND
In thousands                                               GROUP           GROUP        ACTIVITIES    RESTRUCTURING      TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                               $231,159        $61,485             --             --        $292,644
Intersegment sales/(elimination)                             9,352            491         (9,843)            --              --
                                                        --------------------------------------------------------------------------
   Total sales                                             240,511         61,976         (9,843)            --         292,644
                                                        ==========================================================================
Income from operations                                      46,162          4,889         (4,636)            --          46,415
Interest expense and other                                      --             --        (11,169)            --         (11,169)
                                                        --------------------------------------------------------------------------
   Income before income taxes and extraordinary item      $ 46,162        $ 4,889       $(15,805)            --        $ 35,246
                                                        ==========================================================================



Segment financial information for the six months ended June 30, 2000 is as follows:


                                                         FREIGHT         TRANSIT       CORPORATE      MERGER AND
In thousands                                              GROUP           GROUP        ACTIVITIES    RESTRUCTURING      TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                              $374,726       $133,297             --             --        $508,023
Intersegment sales/(elimination)                            6,034            251         (6,285)            --              --
                                                        --------------------------------------------------------------------------
   Total sales                                            380,760        133,548         (6,285)            --         508,023
                                                        ==========================================================================
Income from operations                                     58,422         13,461         (8,869)        (7,939)         55,075
Interest expense and other                                     --             --        (16,898)            --         (16,898)
                                                        --------------------------------------------------------------------------
   Income before income taxes and extraordinary item     $ 58,422       $ 13,461       $(25,767)       $(7,939)       $ 38,177
                                                        ==========================================================================

Segment financial information for the six months ended June 30, 1999 is as follows:

                                                         FREIGHT         TRANSIT       CORPORATE      MERGER AND
In thousands                                              GROUP           GROUP        ACTIVITIES    RESTRUCTURING      TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                              $474,775       $116,347             --             --        $591,122
Intersegment sales/(elimination)                           11,607            532        (12,139)            --              --
                                                       --------------------------------------------------------------------------
   Total sales                                            486,382        116,879        (12,139)            --         591,122
                                                       ==========================================================================
Income from operations                                     91,654          9,259        (10,796)            --          90,117
Interest expense and other                                     --              -        (22,726)            --         (22,726)
                                                       --------------------------------------------------------------------------
   Income before income taxes and extraordinary item      $91,654         $9,259       $(33,522)            --         $67,391
                                                       ==========================================================================


9. MERGER AND RESTRUCTURING CHARGES

The Company estimates the charges to complete its merger and restructuring plan will now total $75 million pre-tax, with approximately $58 million of the charge previously expensed. The Company incurred additional merger and restructuring-related charges of approximately $7.9 million in the six months ended June 30, 2000 and expects to incur an additional $17 million of merger and restructuring-related expenses later in 2000.

The $7.9 million charge included the following actions:

o  Plant closings and plant relocation costs.

o Employee severance and relocation payments related to closing certain plants and consolidating others.

In the six month period ended June 30, 2000, the Company has expended approximately $10.3 million for merger and restructuring activities comprising of the $7.9 million current year charge and $2.4 million for payments made on the remaining 1999 accrual further discussed below.

As of June 30, 2000, $6.3 million of the $50 million merger and restructuring-related charge incurred in 1999 remained accrued on the balance sheet. The table below identifies the significant components of the accrual:

                                                     TRANSACTION COSTS,
                                                       SEVERANCE AND
                                                        TERMINATION           LEASE
In thousands                                              BENEFITS         IMPAIRMENTS         OTHER          TOTAL
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                               $ 2,119            $5,738            $ 848        $ 8,705
Amounts paid                                                (1,808)             (194)            (419)        (2,421)
                                                     ----------------------------------------------------------------
Balance at June 30, 2000                                   $   311            $5,544            $ 429        $ 6,284
---------------------------------------------------------------------------------------------------------------------


The remaining transaction, severance and termination benefits accrual is for approximately 93 employees, expected to be laid-off in the third and fourth quarter of 2000 as planned. This accrual represents the calculation of the severance package based on the employee's salary and tenure with the Company. The lease impairment charges relate to the relocation of the corporate headquarters, and the Company's evaluation of certain assets. The other category represents other related costs that have been incurred and not yet paid as of June 30, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation's Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 1999 Annual Report on Form 10-K .

OVERVIEW

Net income for the first six months of 2000 was $24.4 million, or $.56 per diluted share, as compared to $42.2 million, or $.95 per diluted share in the same period of 1999. The results for the first six months of 2000 include a $7.9 million merger and restructuring charge and a $4.4 million gain on the disposition of a product line. Without the effect of the items aforementioned, net income would have been $26.7 million or $0.61 per diluted share. Net sales decreased 14% in the first six months of 2000 as compared to the same period in 1999. Operating margins in the first six months of 2000 decreased to 10.8% as compared to 15.2% in the first six months of 1999. After excluding the merger and restructuring charges that affect operating income, operating margins in the first six months of 2000 would have been 12.4%.

MERGER AND RESTRUCTURING PLAN

The Company previously announced a merger and restructuring plan pursuant to the merger of the Company and MotivePower Industries, Inc., which is anticipated to yield synergies of $20 million pre-tax in 2000 and produce an ongoing annualized benefit of $25 million pre-tax, by year-end 2000. The Company expects the benefits to be realized through reduced cost of sales and reduced selling, general and administrative expenses. The merger and restructuring plan involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The Company estimates the charges to complete the merger and restructuring plan will now total $75 million pre-tax, due to an acceleration of the plan, with approximately $58 million of the charge previously expensed. Of the $17 million charge left to be incurred, the Company expects the remaining charge to occur in the third and fourth quarter of 2000.

The accrual on the balance sheet is discussed in greater detail in Note 9 to "Notes to Condensed Consolidated Financial Statements" included in this report.

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

The following table sets forth the Company's net sales by business segment:

                                           THREE MONTHS ENDED
                                                 JUNE 30
                                     ----------------------------
In thousands                                2000            1999
-----------------------------------------------------------------
Freight Group                           $180,678        $231,159
Transit Group                             68,486          61,485
                                     ----------------------------
    Net sales                           $249,164        $292,644
-----------------------------------------------------------------

Net sales for the second quarter of 2000 decreased $43.5 million, or 14.9%, to $249.2 million. This decrease was attributable to decreased OEM freight car and locomotive component sales volumes and lower locomotive overhauls, both within the Freight Group. Partially offsetting these decreases were higher Transit Group sales. Sales volumes within the Freight Group reflect a softening OEM market for freight cars, with 14,179 freight cars delivered in the second quarter of 2000 compared to 18,882 in the same period of 1999. In 2000, the Company expects the OEM freight car and locomotive industries to deliver approximately 50,000 and 1,100 new freight cars and locomotives, respectively.

Gross profit decreased to $67.3 million in the second quarter of 2000 compared to $91 million in the same period of 1999. Gross margin is dependent on a number of factors including sales volume and product mix. Gross margin, as a percentage of sales, was 27% compared to 31.1% in 1999. Overall, this decrease is primarily attributed to the effect of the decrease in sales volumes totaling approximately $17 million. The balance is a result of changes to sales mix primarily from increased sales of Transit Group products at lower margins as compared to the Company's historical results and manufacturing inefficiencies principally related to merger integration efforts.

Total operating expenses as a percentage of net sales were 18% in the second quarter of 2000 and 15.2% in the same period a year ago. After excluding the second quarter 2000 $5.6 million merger and restructuring charge, operating expenses would have been 15.8% of net sales. Total operating expenses remained virtually the same, or without the merger and restructuring charge, decreased by $5.3 million in the comparison. This reduction was primarily due to continuing cost reduction programs and synergies from the merger.

Operating income totaled $22.3 million (or 8.9% of sales) in the second quarter of 2000 compared with $46.4 million (or 15.9%) in the same period of 1999. After excluding the merger and restructuring charges that affect operating income, operating income would have been $27.9 million (or 11.2% of sales). Lower operating income resulted from decreased sales volumes in the Freight Group and overall changes to product mix. (See Note 8 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Other income of approximately $1 million was recorded in the second quarter of 2000 representing a foreign exchange gain as compared to a $31,000 loss in the prior year period.

SIX MONTH PERIOD OF 2000 COMPARED TO SIX MONTH PERIOD OF 1999

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

The following table sets forth the Company's net sales by business segment:


                                           SIX MONTHS ENDED
                                                JUNE 30
                                     ----------------------------
In thousands                                2000          1999
------------------------------------ ------------- --------------
Freight Group                           $374,726      $474,775
Transit Group                            133,297       116,347
                                     ------------- --------------
     Net sales                          $508,023      $591,122
------------------------------------ ------------- --------------


Net sales for the first six months of 2000 decreased $83 million, or 14.1%, to $508 million. This decrease was attributable to decreased OEM freight car and locomotive component sales volumes and lower locomotive overhauls, both within the Freight Group. Partially offsetting these decreases were higher Transit Group sales. Sales volumes within the Freight Group reflect a softening OEM market for freight cars, with 31,046 freight cars delivered in the first six months of 2000 compared to 40,442 in the same period of 1999. In 2000, the Company expects the OEM freight car and locomotive industries to deliver approximately 50,000 and 1,100 new freight cars and locomotives, respectively.

Gross profit decreased to $143.8 million in the first six months of 2000 compared to $180.1 million in the same period of 1999. Gross margin, as a percentage of sales, was 28.3% compared to 30.5% in 1999. Gross margin is dependent on a number of factors including sales volume and product mix. Favorable sales volumes in the Transit Group were offset by decreases in volumes within the Freight Group. Overall, this decrease is attributed to the affect of a decrease in sales volumes totaling approximately $33 million with the balance a result of changes to sales mix primarily from increased sales of Transit Group products at lower margins as compared to the Company's historical results.

Total operating expenses as a percentage of net sales were 17.5% in the first six months of 2000 as compared to 15.2% in the same period a year ago. After excluding the six month period of 2000 merger and restructuring charges of $7.9 million, operating expenses would have been 15.9% of net sales. Total operating expenses decreased $1.3 million, or $9.2 million without the merger and restructuring charge, in the comparison. This reduction was primarily due to continuing cost reduction programs and synergies from the merger.

Operating income totaled $55.1 million (or 10.8% of sales) in the first six months of 2000 compared with $90.1 million (or 15.2% of sales) in the same period of 1999. After excluding the merger and restructuring charges that effect operating income, operating income would have been $63 million (or 12.4% of sales). Lower operating income resulted from decreased sales volumes in the Freight Group and overall changes to product mix. (See Note 8 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

In February 2000, the Company disposed of a product line for $5.5 million in cash and recognized a gain of $4.4 million, which is reported as other income.

In the first six months of 2000, the effective tax rate improved to an annual rate of 36% from 36.7% a year ago, primarily from additional benefits through our Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's credit facilities with a consortium of commercial banks ("credit agreement"). The following is a summary of selected cash flow information and other relevant data.

                                          SIX MONTHS ENDED
                                               JUNE 30
                                      -------------------------
In thousands                               2000         1999
---------------------------------------------------------------
Cash provided (used) by:
  Operating activities                  $21,276      $44,608
  Investing activities-business
     acquisitions                            --      (32,242)
  Investing activities-sale of
     product line                         5,500           --
  Investing activities-other            (11,999)     (19,577)
  Financing activities                   (9,055)      10,445
Earnings before interest, taxes,
   depreciation and amortization
   (EBITDA)                              76,702      110,490
Adjusted EBITDA (before merger and
   restructuring charges)                84,641      110,490
---------------------------------------------------------------

Operating cash flow in the first six months of 2000 was $21.3 million compared to $44.6 million in the same period a year ago. Working capital increased 11% since December 31, 1999, primarily due to an increase in accounts receivable and inventories. During the first six months of 2000, cash outlays for merger and restructuring activities were approximately $10.3 million and are reported as a reduction to cash provided by operating activities. Excluding these cash outlays, cash provided by operating activities would have been approximately $31.7 million. Adjusted EBITDA, excluding the merger and restructuring charge, was $84.6 million in the first six months of 2000 as compared to $110.5 million in the same period in 1999.

Cash used for investing activities declined in the first six months of 2000 to $6.5 million from $51.8 million a year ago. In the first six months of 2000, cash received from the sale of a product line was $5.5 million. In the first six months of 1999, $32.2 million was used for certain business acquisitions. Capital expenditures were $12 million and $18 million in the first six months of 2000 and 1999, respectively. The majority of capital expenditures for these periods relates to upgrades to existing equipment, replacement of existing equipment and purchases of new equipment due to expansion of Wabtec's operations, where the Company believes overall cost savings can be achieved through increasing efficiencies. The Company expects 2000 capital expenditures for equipment purchased for similar purposes to approximate $30 million to $35 million.

Cash used for financing activities was $9.1 million in the first six months of 2000 versus cash provided by financing activities of $10.4 million in the same period a year ago. In the first six months of 2000, the Company reduced long-term debt by approximately $7.4 million. The Company issued $75 million of senior notes in the first quarter of 1999 to repay amounts outstanding on certain unsecured bank term debt and repaid a portion of the Company's previous revolving credit facility. Historically, the Company has financed the purchase of significant businesses utilizing the amounts available under its credit facilities.

The Company estimates the charges to complete the merger and restructuring plan will total $75 million pre-tax with approximately $58 million of the charge expensed to date.

The Company has recently adopted a plan by which it may purchase up to $75 million of Company Common Stock through open market purchases, utilizing primarily cash generated from operations and equity forward contracts.

Based on anticipated cash flow provided by operations, forecasted results and credit available under the credit agreement, the Company believes it will be able to make planned capital expenditures and required debt payments over the next twelve months.

The following table sets forth the Company's outstanding indebtedness and average interest rates at June 30, 2000. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

                                       JUNE 30      DECEMBER 31
In thousands                              2000             1999
----------------------------------------------------------------
Revolving credit, 7.84%                $378,500        $368,000
9 3/8% Senior notes                     175,000         175,000
Pulse  note, 9.5%                            --          16,990
5.5% Industrial revenue bond
    due 2008                              6,463           6,749
Other                                     1,248           1,848
                                      --------------------------
     Total                              561,211         568,587
     Less-current portion                   749             743
                                      --------------------------
     Long-term portion                 $560,462        $567,844
----------------------------------------------------------------

Credit Agreement

In November 1999, in connection with the merger, WABCO terminated its then existing credit agreement and refinanced the then existing MotivePower credit agreement with a consortium of commercial banks. This unsecured credit agreement provides for a $275 million five-year revolving credit facility and a 364-day $275 million convertible revolving credit facility. At June 30, 2000, the Company had available borrowing capacity, net of letters of credit, of approximately $147 million.

9 3/8% Senior Notes Due June 2005

In June 1995, the Company issued $100 million of 9.375% Senior Notes due in 2005 (the "1995 Notes"). In January 1999, the Company issued an additional $75 million of 9.375% Senior Notes which are due in 2005 (the "1999 Notes"; the 1995 Notes and the 1999 Notes are collectively, the "Notes"). The 1999 Notes were issued at a premium resulting in an effective rate of 8.5%. The terms of the 1995 Notes and the 1999 Notes are substantially the same, and the 1995 Notes and the 1999 Notes were issued pursuant to indentures that are substantially the same. The issuance of the 1999 Notes improved the Company's financial liquidity by i) using a portion of the proceeds to repay a short-term, $30 million loan associated with the Rockwell acquisition that bore interest at 9.56%; ii) using a portion of the proceeds to repay variable-rate revolving credit borrowings thereby increasing amounts available under the revolving credit facility; and iii) repaying the remaining unpaid principal of $10.2 million from the Comet acquisition. As a result of this issuance, the Company wrote off previously capitalized debt issuance costs of $469,000, net of tax, or approximately $.01 per diluted share, in the first quarter of 1999.


Pulse Note

As partial payment for the Pulse acquisition, the Company issued a $17 million note due January 31, 2004, with interest in 1999 at 9.5%. In January 2000, this note was repaid.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with $269.7 million of variable-rate debt (considering the effects of existing interest rate swaps), which represents 48% of total long-term debt at June 30, 2000. The Company has recently entered into several new interest rate swap agreements which combined together with previously existing swaps, currently total $110 million in notional value. At June 30, 2000, an instantaneous 100 basis point increase in interest rates would reduce the Company's net income annually by approximately $1.7 million, net of tax, assuming no additional intervention strategies by management.

FOREIGN CURRENCY EXCHANGE RISK The Company periodically enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of June 30, 2000, the Company had no material instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first six months of 2000, approximately 73% of net sales are in the United States, 11% in Canada, 5% in Mexico and 11% in other international locations, primarily Europe. At June 30, 2000, the Company does not believe changes in foreign currency exchanges rates represent a material risk to results of operations, financial position or liquidity.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

There were no significant changes to report regarding the Company's legal proceedings and commitments and contingencies.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held May 24, 2000. Three matters were considered and voted upon at the Annual Meeting: the election of three persons to serve as directors, approve amendment of the 2000 Stock Incentive Plan and ratification of the appointment of Arthur Andersen LLP as independent public accountants to audit the financial statements of the Company and its subsidiaries for the 2000 fiscal year.

Nominations of Robert J. Brooks, Gregory T.H.Davies and Kim G. Davis to serve as directors for a term expiring in 2003, amendment of the 2000 Stock Incentive Plan and the appointment of Arthur Andersen were considered and ultimately approved.


                            Votes         Votes         Votes       Broker
  Nominee                   For           Against       Withheld    Non-Votes
 ------------------------------------------------------------------------------
  Robert J. Brooks          45,189,989          --      655,277     --
  Gregory T.H. Davies       45,118,502          --      726,764     --
  Kim G. Davis              45,240,909          --      604,357     --



                            Votes         Votes         Votes       Broker
                            For           Against       Abstained   Non-Votes
 ------------------------------------------------------------------------------
 Approve amendment of
  2000 Stock Incentive
  Plan                      29,941,994    9,503,478     262,366     --
 Arthur Andersen LLP
  as auditors for 2000      45,722,571       91,546      31,148     --

                        EXHIBITS AND REPORTS ON FORM 8-K


                                INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                            DESCRIPTION
-------------------------------------------------------------------------------
    27          Financial Data Schedule as of and for the Six Months ended
                June 30, 2000


There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2000.

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

                                Date:     August 10, 2000