Form 10-Q
period 2000-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2000-10-31
CIK 943452

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

               For the quarterly period ended SEPTEMBER 30, 2000

                                       or

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


         As of October 23, 2000, 42,870,232 shares of Common Stock of the registrant were issued and outstanding.

================================================================================

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                          SEPTEMBER 30, 2000 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
                PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements
                   Condensed Consolidated Balance Sheets as of September 30,
                      2000 and December 31, 1999                                                                3
                   Condensed Consolidated Statements of Operations for the
                      three months and nine months ended September 30, 2000 and
                      1999                                                                                      4
                   Condensed Consolidated Statements of Cash Flows for the nine
                      months ended September 30, 2000 and 1999                                                  5
                   Notes to Condensed Consolidated Financial Statements                                         6


Item 2.         Management's Discussion and Analysis of Financial Position and
                   Results of Operations                                                                       11

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                     15

                PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              15

Item 6.         Exhibits and Reports on Form 8-K                                                               16

                Signatures                                                                                     17

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            UNAUDITED
                                                                                           SEPTEMBER 30         DECEMBER 31
In thousands, except shares and par value                                                      2000                1999
---------------------------------------------------------------------------------------------------------------------------
                                                  ASSETS
       CURRENT ASSETS
       Cash                                                                                 $   11,117           $   7,056
       Accounts receivable                                                                     208,714             179,734
       Inventories                                                                             218,096             211,396
       Other current assets                                                                     33,879              39,062
                                                                                            ----------           ---------
            Total current assets                                                               471,806             437,248
       Property, plant and equipment                                                           403,597             395,687
       Accumulated depreciation                                                               (189,347)           (172,996)
                                                                                            ----------           ---------
            Property, plant and equipment, net                                                 214,250             222,691
       OTHER ASSETS
       Contract underbillings                                                                   24,994              27,710
       Goodwill, net                                                                           228,169             233,760
       Other intangibles, net                                                                   39,993              43,287
       Other noncurrent assets                                                                  27,719              31,980
                                                                                            ----------           ---------
            Total other assets                                                                 320,875             336,737
                                                                                            ----------           ---------
                 Total Assets                                                               $1,006,931           $ 996,676
                                                                                            ==========           =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
       Current portion of long-term debt                                                    $      741           $     743
       Accounts payable                                                                         88,001              87,388
       Accrued merger and restructuring costs                                                    5,388               8,705
       Customer deposits                                                                        23,109              31,827
       Accrued income taxes                                                                      6,947               5,155
       Accrued interest                                                                          6,578               2,470
       Other accrued liabilities                                                                61,286              57,924
                                                                                            ----------           ---------
            Total current liabilities                                                          192,050             194,212
       Long-term debt                                                                          571,853             567,844
       Reserve for postretirement and pension benefits                                          20,967              19,918
       Other long-term liabilities                                                              32,922              32,824
                                                                                            ----------           ---------
            Total liabilities                                                                  817,792             814,798
       SHAREHOLDERS' EQUITY
       Preferred stock, 1,000,000 shares authorized, no shares issued                               --                  --
       Common stock, $.01 par value; 100,000,000 shares authorized:
         65,447,867 shares issued and 43,007,032 outstanding at September 30, 2000
         and 51,529,331 outstanding at December 31, 1999                                           654                 654
       Additional paid-in capital                                                              272,541             318,357
       Treasury stock, at cost, 22,440,835 and 13,918,536 shares, respectively                (282,334)           (201,711)
       Unearned ESOP shares, at cost, 8,366,076 shares at December 31, 1999                         --            (125,491)
       Retained earnings                                                                       214,396             194,772
       Deferred compensation                                                                     2,832               6,595
       Accumulated other comprehensive income (loss)                                           (18,950)            (11,298)
                                                                                            ----------           ---------
            Total shareholders' equity                                                         189,139             181,878
                                                                                            ----------           ---------
                 Total Liabilities and Shareholders' Equity                                 $1,006,931           $ 996,676
                                                                                            ==========           =========





        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            UNAUDITED                            UNAUDITED
                                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                          SEPTEMBER 30                         SEPTEMBER 30
In thousands, except per share data                                 2000               1999               2000               1999
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $ 255,163          $ 260,881          $ 763,186          $ 852,003
Cost of sales                                                     (187,587)          (182,321)          (551,847)          (593,357)
                                                                 ------------------------------------------------------------------
     Gross profit                                                   67,576             78,560            211,339            258,646

Selling, general and administrative expenses                       (28,894)           (26,167)           (86,090)           (90,783)
Restructuring charges                                              (11,452)                --            (19,391)                --
Engineering expenses                                                (7,813)            (8,796)           (24,100)           (27,332)
Amortization expense                                                (3,584)            (3,877)           (10,850)           (10,694)
                                                                 ------------------------------------------------------------------
     Total operating expenses                                      (51,743)           (38,840)          (140,431)          (128,809)

     Income from operations                                         15,833             39,720             70,908            129,837

Other income and expenses
   Interest expense                                                (11,812)           (11,273)           (33,843)           (33,747)
   Other income (expense), net                                      (1,619)              (486)             3,514               (738)
                                                                 ------------------------------------------------------------------
     Income before income taxes and extraordinary item               2,402             27,961             40,579             95,352

Income tax expense                                                  (5,931)           (10,150)           (19,675)           (34,854)
                                                                 ------------------------------------------------------------------
     (Loss) income before extraordinary item                        (3,529)            17,811             20,904             60,498

Extraordinary loss on extinguishment of debt, net of tax                --                 --                 --               (469)
                                                                 ------------------------------------------------------------------
     Net (loss) income                                           $  (3,529)         $  17,811          $  20,904          $  60,029
                                                                 ==================================================================

EARNINGS PER COMMON SHARE
   Basic
     (Loss) income before extraordinary item                     $   (0.08)         $    0.41          $    0.48          $    1.40
     Extraordinary item                                                 --                 --                 --              (0.01)
                                                                 ------------------------------------------------------------------
     Net (loss) income                                           $   (0.08)         $    0.41          $    0.48          $    1.39
                                                                 ==================================================================
   Diluted
     (Loss) income before extraordinary item                     $   (0.08)         $    0.40          $    0.48          $    1.36
     Extraordinary item                                                 --                 --                 --              (0.01)
                                                                 ------------------------------------------------------------------
     Net (loss) income                                           $   (0.08)         $    0.40          $    0.48          $    1.35
                                                                 ==================================================================

   Weighted average shares outstanding
     Basic                                                          43,415             43,528             43,352             43,307
     Diluted                                                        43,439             44,612             43,433             44,470
                                                                 ------------------------------------------------------------------


        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  UNAUDITED
                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
In thousands                                                                                2000             1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                               $ 20,904          $ 60,029
Adjustments to reconcile net income to cash provided by operations:
     Extraordinary loss on extinguishment of debt                                              --               469
     Depreciation and amortization                                                         31,654            31,471
     Provision for ESOP contribution                                                        1,315             3,273
     Gain on sale of product line                                                          (4,375)               --
     Write-off deferred income tax asset                                                    5,067                --
     Other, primarily non-cash restructuring related charges                                1,895                --
     Changes in operating assets and liabilities, net
        of acquisitions
         Accounts receivable                                                              (32,409)           16,858
         Inventories                                                                       (8,979)          (13,173)
         Accounts payable                                                                   2,143           (23,211)
         Accrued income taxes                                                               2,103             5,188
         Accrued liabilities and customer deposits                                         (3,041)           (3,333)
         Other assets and liabilities                                                       9,595            (9,597)
                                                                                         --------------------------
              Net cash provided by operating activities                                    25,872            67,974

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                                       (17,833)          (25,516)
     Acquisitions of businesses, net of cash acquired                                        (650)          (32,242)
     Cash received from disposition of product line                                         5,500                --
     Other                                                                                     --               248
                                                                                         --------------------------
              Net cash (used for) investing activities                                    (12,983)          (57,510)

FINANCING ACTIVITIES
     Proceeds from (repayments of) credit agreements                                       22,200           (42,615)
     Proceeds from senior notes offering                                                       --            75,000
     Repayments of other borrowings                                                       (18,193)          (40,717)
     Purchase of treasury stock                                                           (10,361)               --
     Cash dividends                                                                        (1,277)             (741)
     Proceeds from exercise of stock options and other stock based benefit plans            3,922             4,194
     Other                                                                                     --                58
                                                                                         --------------------------
              Net cash (used for) financing activities                                     (3,709)           (4,821)

Effect of changes in currency exchange rates                                               (5,119)              796
                                                                                         --------------------------
     Increase in cash                                                                       4,061             6,439
         Cash, beginning of year                                                            7,056             8,983
                                                                                         --------------------------
         Cash, end of period                                                             $ 11,117          $ 15,422
                                                                                         ==========================



        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 (UNAUDITED)


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

Costs and estimated earnings in excess of billings ("underbillings") and billings in excess of costs and estimated earnings ("overbillings") on the contract in progress are recorded on the balance sheet and are classified as non-current.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates.

OTHER COMPREHENSIVE INCOME Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments. Total comprehensive income (loss) for the three months and nine months ended September 30, 2000 and 1999 was $(3.6) million and $18.4 million, and $13.3 million and $63 million, respectively.

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

The combined results of the Company and separate results of WABCO and MotivePower for the three months and nine months ended September 30, 1999 were as follows:

Three months ended September 30, 1999:

                                     EXTRAORDINARY     NET
  In thousands           SALES            ITEM       INCOME
  -----------------------------------------------------------
  WABCO                $172,471            --       $12,519
  MotivePower            88,410            --         5,292
                       --------------------------------------
    Combined           $260,881            --       $17,811
  -----------------------------------------------------------

Nine months ended September 30, 1999:

                                     EXTRAORDINARY     NET
  In thousands           SALES            ITEM       INCOME
  -----------------------------------------------------------
  WABCO                $557,656         $(469)      $37,652
  MotivePower           294,347            --        22,377
                       --------------------------------------
    Combined           $852,003         $(469)      $60,029
  -----------------------------------------------------------

During 2000 and 1999, the Company completed the following acquisitions:

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

iv) In July 2000, the Company purchased certain assets of Iron Fireman, a manufacturer of transportation boiler equipment for $650,000.

These acquisitions were accounted for under the purchase method. Accordingly, the results of operations of the applicable acquisition are included in the Company's financial statements prospectively from the acquisition date.

4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. Cores inventory is defined as inventory units designated for unit exchange programs. The components of inventory, net of reserves, were:

                                     SEPTEMBER 30      DECEMBER 31
In thousands                            2000               1999
------------------------------------------------------------------
Cores                                  $29,901           $29,999
Raw materials                          101,931            99,948
Work-in-process                         53,476            47,319
Finished goods                          32,788            34,130
                                      ----------------------------
    Total inventory                   $218,096          $211,396
------------------------------------------------------------------

5. EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                            THREE MONTHS ENDED
                                                SEPTEMBER 30
In thousands, except per share             2000             1999
-----------------------------------------------------------------
BASIC EARNINGS PER SHARE
(Loss) income before
   extraordinary item applicable
   to common shareholders                $(3,529)         $17,811
Divided by
   Weighted average shares
     outstanding                          43,415           43,528
Basic earnings (loss) per share
   before extraordinary item             $ (0.08)         $  0.41
-----------------------------------------------------------------
DILUTED EARNINGS PER SHARE
(Loss) income before
   extraordinary item applicable
   to common shareholders                $(3,529)         $17,811
Divided by sum of
   Weighted average shares
     outstanding                          43,415           43,528
   Conversion of dilutive stock
     options                                  24            1,084
                                         ------------------------
   Diluted shares outstanding             43,439           44,612
Diluted earnings (loss) per
   share before extraordinary
   item                                  $ (0.08)         $  0.40
-----------------------------------------------------------------

                                              NINE MONTHS ENDED
                                                 SEPTEMBER 30
In thousands, except per share               2000            1999
------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income before extraordinary item
   applicable to common
   shareholders                            $20,904         $60,498
Divided by
   Weighted average shares
     outstanding                            43,352          43,307
Basic earnings per share before
   extraordinary item                      $  0.48         $  1.40
------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before extraordinary item
   applicable to common
   shareholders                            $20,904         $60,498
Divided by sum of
   Weighted average shares
     outstanding                            43,352          43,307
   Conversion of dilutive stock
     options                                    81           1,163
                                           -------         -------
   Diluted shares outstanding               43,433          44,470
Diluted earnings per share
   before extraordinary item               $  0.48         $  1.36
------------------------------------------------------------------

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Company facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate discounted liability at September 30, 2000, using a discount rate of 6% for remediation costs to be approximately $4 million, which has been accrued. The Company was in compliance with the Permit at September 30, 2000.

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

The Company, through one of its operating subsidiaries, has been named, along with other parties, as a Potentially Responsible Party (PRP) under the North Carolina Inactive Sites Response Act because of an alleged release or threat of release of hazardous substances at the "Old James Landfill" site in North Carolina. The Company believes unreimbursed costs, if any, associated with the cleanup activities at this site will not be material and as a result of the indemnification provisions referred to above and a related insurance policy which expires January 2002, the Company has not established a reserve for such costs.

The Company's operations do not use and its products do not contain any asbestos. Asbestos actions have been filed against the Company, RFPC and Vapor Corporation. These cases involve products manufactured prior to the time the Company acquired the RFPC stocks and Vapor assets and while the Company was under prior ownership. With respect to the actions filed against the Company, ASI is responsible for administering, defending and paying any liability associated with claims filed through March 2000. Thereafter, the Company is covered by insurance. With respect to the actions filed against RFPC, the claims are covered by insurance. With respect to the actions filed against Vapor Corporation, the Company has indemnity for liability and defense costs from the prior owner of the Vapor assets. The Company is not involved with, nor has it incurred any costs related to, these asbestos claims, other than minimal processing costs. Management believes that these claims will not be material; and accordingly, the financial statements do not reflect any costs or reserves for such claims.

On February 12, 1999, GE Harris Railway Electronics, LLC and GE Harris Railway Electronic Services, LLC (collectively, "GE Harris") brought suit against the Company for alleged patent infringement and unfair competition related to a communications system installed in Company products. GE Harris is seeking to prohibit the Company from future infringement and is seeking damages. While this lawsuit is in the discovery stages, the Company has discussed settlement alternatives with GE Harris. However, no definitive settlement has been concluded.

7. EMPLOYEE STOCK OWNERSHIP PLAN TERMINATION

The Westinghouse Air Brake Company Employee Stock Ownership Plan and Trust
(ESOP) terminated August 1, 2000. Cash contributions will be made to the Company's existing defined contribution 401(k) plan as opposed to Company Common Stock previously contributed to ESOP participants. In connection with the termination of the ESOP, the Company anticipates making additional discretionary cash contributions to former ESOP participants over the next three years, for which the Company estimates the costs to be $2 million in each of the years.

Additionally, the Company incurred a third quarter 2000 $5.1 million non-cash charge for the write-off of the related deferred tax asset. This charge is reported within the caption "Income tax expense" in the statement of operations.

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


Segment financial information for the three months ended September 30, 2000 is as follows:

                                                           FREIGHT        TRANSIT       CORPORATE
In thousands                                                GROUP          GROUP        ACTIVITIES    RESTRUCTURING       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $184,313       $70,850             --              --        $255,163
Intersegment sales/(elimination)                              2,376           149         (2,525)             --              --
                                                           ---------------------------------------------------------------------
   Total sales                                              186,689        70,999         (2,525)             --         255,163
                                                           =====================================================================
Income from operations                                       27,596         6,701         (7,012)        (11,452)         15,833
Interest expense and other                                       --            --        (13,431)             --         (13,431)
                                                           ---------------------------------------------------------------------
   Income before income taxes and extraordinary item       $ 27,596       $ 6,701       $(20,443)       $(11,452)       $  2,402
                                                           =====================================================================

Segment financial information for the three months ended September 30, 1999 is as follows:

                                                           FREIGHT        TRANSIT       CORPORATE
In thousands                                                GROUP          GROUP        ACTIVITIES    RESTRUCTURING       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $203,170       $57,711             --           --           $260,881
Intersegment sales/(elimination)                              2,939            --         (2,939)          --                 --
                                                           ---------------------------------------------------------------------
   Total sales                                              206,109        57,711         (2,939)          --            260,881
                                                           =====================================================================
Income from operations                                       39,167         5,477         (4,924)          --             39,720
Interest expense and other                                       --            --        (11,759)          --            (11,759)
                                                           ---------------------------------------------------------------------
   Income before income taxes and extraordinary item       $ 39,167       $ 5,477       $(16,683)          --            $27,961
                                                           =====================================================================

Segment financial information for the nine months ended September 30, 2000 is as follows:

                                                           FREIGHT        TRANSIT       CORPORATE
In thousands                                                GROUP          GROUP        ACTIVITIES    RESTRUCTURING       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $559,039       $204,147             --             --        $763,186
Intersegment sales/(elimination)                              8,410            400         (8,810)            --              --
                                                           ---------------------------------------------------------------------
   Total sales                                              567,449        204,547         (8,810)            --         763,186
                                                           =====================================================================
Income from operations                                       86,018         20,162        (15,881)       (19,391)         70,908
Interest expense and other                                       --             --        (30,329)            --         (30,329)
                                                           ---------------------------------------------------------------------
   Income before income taxes and extraordinary item       $ 86,018       $ 20,162       $(46,210)      $(19,391)       $ 40,579
                                                           =====================================================================

Segment financial information for the nine months ended September 30, 1999 is as follows:

                                                           FREIGHT        TRANSIT       CORPORATE
In thousands                                                GROUP          GROUP        ACTIVITIES    RESTRUCTURING       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $677,945       $174,058             --          --           $852,003
Intersegment sales/(elimination)                              8,402            532         (8,934)         --                 --
                                                           ---------------------------------------------------------------------
   Total sales                                              686,347        174,590         (8,934)         --            852,003
                                                           =====================================================================
Income from operations                                      130,821         14,736        (15,720)         --            129,837
Interest expense and other                                       --             --        (34,485)         --            (34,485)
                                                           ---------------------------------------------------------------------
   Income before income taxes and extraordinary item       $130,821       $ 14,736       $(50,205)         --           $ 95,352
                                                           =====================================================================

9. RESTRUCTURING CHARGES

The Company estimates the charges to complete its merger and restructuring plan will now total in the range of $76 million to $78 million pre-tax, due to an acceleration and refinement of the plan, with approximately $70 million of the charge previously expensed. The Company incurred additional restructuring-related charges of approximately $20 million in the nine months ended September 30, 2000 and expects to incur an additional $6 million to $8 million of restructuring-related expenses in the fourth quarter of 2000.


The $20 million charge included the following actions:

o    Plant closings and plant relocation costs.

o Employee severance and relocation payments related to closing certain plants and consolidating others.

In the nine month period ended September 30, 2000, the Company has expended approximately $23 million for merger and restructuring activities comprising of the $20 million current year charge and $3 million for payments made on the remaining 1999 accrual further discussed below.

As of September 30, 2000, $5.4 million of the $50 million merger and restructuring-related charge incurred in 1999 remained accrued on the balance sheet. The table below identifies the significant components of the accrual:

                                                                      TRANSACTION
                                                                   COSTS, SEVERANCE
                                                                    AND TERMINATION        LEASE
In thousands                                                           BENEFITS         IMPAIRMENTS          OTHER          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                           $ 2,119             $5,738            $ 848        $ 8,705
Amounts paid                                                            (2,045)              (781)            (491)        (3,317)
                                                                   ----------------------------------------------------------------
Balance at September 30, 2000                                          $    74             $4,957            $ 357        $ 5,388
-----------------------------------------------------------------------------------------------------------------------------------

The remaining transaction, severance and termination benefits accrual is for health care benefits for approximately 9 employees, expected to be completed in 2001 as planned. This accrual represents the calculation of the severance package based on the employee's salary and tenure with the Company. The lease impairment charges relate to the relocation of the corporate headquarters, and the Company's evaluation of certain assets. The other category represents other related costs that have been incurred and not yet paid as of September 30, 2000.

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


OVERVIEW

Net income for the first nine months of 2000 was $20.9 million, or $0.48 per diluted share, as compared to $60 million, or $1.35 per diluted share in the same period of 1999. The results for the first nine months of 2000 include a $20 million restructuring-related charge, a $1.4 million foreign exchange loss, a $4.4 million gain on the disposition of a product line and a $5.1 million write-off of a deferred tax asset relating to the termination of the ESOP. Without the effect of the items aforementioned, net income would have been $37.4 million or $0.86 per diluted share. Net sales decreased 10.4% in the first nine months of 2000 as compared to the same period in 1999. Operating margins in the first nine months of 2000 decreased to 9.3% as compared to 15.2% in the first nine months of 1999. After excluding the restructuring-related charges that affect operating income, operating margins in the first nine months of 2000 would have been 12%.

MERGER AND RESTRUCTURING PLAN

The Company previously announced a merger and restructuring plan pursuant to the merger of the Company and MotivePower Industries, Inc., which is anticipated to yield synergies of $20 million pre-tax in 2000 and produce an ongoing annualized benefit of $25 million pre-tax, by year-end 2000. The Company expects the benefits to be realized through reduced cost of sales and reduced selling, general and administrative expenses. The merger and restructuring plan involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The Company estimates the charges to complete the merger and restructuring plan will now total in the range of $76 million to $78 million pre-tax, due to an acceleration and refinement of the plan, with approximately $70 million of the charge previously expensed. The Company expects the remaining charge of $6 million to $8 million to occur in the fourth quarter of 2000.

The accrual on the balance sheet is discussed in greater detail in Note 9 to "Notes to Condensed Consolidated Financial Statements" included in this report.

                THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999


The following table sets forth the Company's net sales by business segment:

                                          THREE MONTHS ENDED
                                              SEPTEMBER 30
                                     ----------------------------
In thousands                              2000          1999
-----------------------------------------------------------------
Freight Group                           $184,313      $203,170
Transit Group                             70,850        57,711
                                     ----------------------------
     Net sales                          $255,163      $260,881
-----------------------------------------------------------------

Net sales for the third quarter of 2000 decreased $5.7 million, or 2.2%, to $255.2 million. This decrease was attributable to decreased OEM freight car and locomotive component sales volumes and lower locomotive overhauls, both within the Freight Group. Sales volumes within the Freight Group reflect a softening OEM market for freight cars, with 12,782 freight cars delivered in the third quarter of 2000 compared to 16,385 in the same period of 1999. Partially offsetting these decreases were higher Transit Group sales.

Gross profit decreased to $67.6 million in the third quarter of 2000 compared to $78.6 million in the same period of 1999. Gross margin is dependent on a number of factors including sales volume and product mix. Gross margin, as a percentage of sales, was 26.5% compared to 30.1% in 1999. This decrease is a result of changes to sales mix primarily from increased OEM component sales of Transit Group products at lower margins as compared to the Company's historical results, and manufacturing inefficiencies principally related to merger integration efforts (in total, approximately $5 million). The balance is attributed to the effect of the decrease in sales volume (approximately $2 million) and to a lesser extent, pricing pressures relating to an overall decline in the freight car and locomotive components market.

Total operating expenses as a percentage of net sales were 20.3% in the third quarter of 2000 and 14.9% in the same period a year ago. After excluding the third quarter 2000 $11 million restructuring charge, operating expenses would have been 15.8% of net sales. Without the restructuring charge, operating expenses increased $1.5 million in the comparison. This increase is due to higher legal and consulting fees, partially offset by the benefits derived from cost reduction programs and synergies from the merger.

Operating income totaled $15.8 million (or 6.2% of sales) in the third quarter of 2000 compared with $39.7 million (or 15.2% of sales) in the same period of 1999. After excluding the restructuring-related charges that affect operating income, operating income would have been $28.9 million (or 11.3% of sales). Lower operating income resulted from decreased sales volumes in the Freight Group and overall changes to product mix. (See Note 8 - "Notes to Condensed Consolidated Financial

Statements" regarding segment-specific information, included elsewhere in this report).

Interest expense increased 4.8 % in the third quarter of 2000 as compared to the prior year quarter primarily due to an increase in interest rates.

Other expense includes approximately $1.4 million recorded in the third quarter of 2000 representing a foreign exchange loss as compared to a $241,000 foreign exchange loss in the prior year period.

As discussed earlier in Note 7 - "Notes to Condensed Consolidated Financial Statements" regarding the termination of the ESOP, included elsewhere in this report, income tax expense in the third quarter 2000 includes a $5.1 million non cash charge for the write-off of deferred tax benefits relating to the termination of the ESOP. Nevertheless, the effective tax rate remained substantially the same in the comparison.


         NINE MONTH PERIOD OF 2000 COMPARED TO NINE MONTH PERIOD OF 1999


A number of events have occurred over the comparative period that impacted the Company's results of operations and financial condition including:

o Expected decreases in component sales due to a slowdown in North American freight car and locomotive deliveries, and a downturn in the locomotive overhaul market.

o Improved sales and backlog in the transit business due to increased governmental spending for transit equipment.


The following table sets forth the Company's net sales by business segment:

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30
                                     ----------------------------
In thousands                              2000          1999
-----------------------------------------------------------------
Freight Group                           $559,039      $677,945
Transit Group                            204,147       174,058
                                     ----------------------------
     Net sales                          $763,186      $852,003
-----------------------------------------------------------------

Net sales for the first nine months of 2000 decreased $88.9 million, or 10.4%, to $763.2 million. This decrease was attributable to decreased OEM freight car and locomotive component sales volumes and lower locomotive overhauls, both within the Freight Group. Sales volumes within the Freight Group reflect a softening OEM market for freight cars, with 43,828 freight cars delivered in the first nine months of 2000 compared to 56,827 in the same period of 1999. In 2000, the Company expects the OEM freight car and locomotive industries to deliver approximately 50,000 and 1,100 new freight cars and locomotives, respectively. Partially offsetting these decreases were higher Transit Group sales.

Gross profit decreased to $211.3 million in the first nine months of 2000 compared to $258.6 million in the same period of 1999. Gross margin, as a percentage of sales, was 27.7% compared to 30.4% in 1999. Gross margin is dependent on a number of factors including sales volume and product mix. Overall, this decrease is attributed to the effect of a decrease in sales volume (approximately $36 million). The balance is a result of changes to sales mix primarily from increased OEM component sales of Transit Group products at lower margins as compared to the Company's historical results, and manufacturing inefficiencies principally related to merger integration efforts.

Total operating expenses as a percentage of net sales were 18.4% in the first nine months of 2000 as compared to 15.1% in the same period a year ago. After excluding the nine month period of 2000 restructuring charges of $19.4 million, operating expenses would have been 15.9% of net sales. Without the restructuring charge, operating expenses decreased $7.8 million, in the comparison. This reduction was primarily due to continuing cost reduction programs and synergies from the merger.

Operating income totaled $70.9 million (or 9.3% of sales) in the first nine months of 2000 compared with $129.8 million (or 15.2% of sales) in the same period of 1999. After excluding restructuring-related charges that effect operating income, operating income would have been $91.9 million (or 12% of sales). Lower operating income resulted from decreased sales volumes in the Freight Group and overall changes to product mix. (See Note 8 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

In February 2000, the Company disposed of a product line for $5.5 million in cash and recognized a gain of $4.4 million, which is reported as other income. Other expense of approximately $1.4 million in 2000 represents a foreign exchange loss as compared to a $1 million a foreign exchange loss in the prior year period.

In the first nine months of 2000, the effective tax rate improved to an annual rate of 36% from 36.6% a year ago, primarily from additional benefits through our Foreign Sales Corporation. As discussed earlier in Note 7 - "Notes to Condensed Consolidated Financial Statements" regarding the termination of the ESOP, included elsewhere in this report, income tax expense in the nine month period ending September 30, 2000 includes a $5.1 million non cash charge for the write-off of deferred tax benefits relating to the termination of the ESOP.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's credit facilities with a consortium of commercial banks ("credit agreement"). The following is a summary of selected cash flow information and other relevant data.

                                                   NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                               ---------------------------
In thousands                                     2000               1999
--------------------------------------------------------------------------
Cash provided (used) by:
  Operating activities                         $ 25,872           $ 67,974
  Investing activities-business
     acquisitions                                  (650)           (32,242)
  Investing activities-sale of
     product line                                 5,500                 --
  Investing activities-other                    (17,833)           (25,268)
  Financing activities                           (3,709)            (4,821)
Earnings before interest, taxes,
   depreciation and amortization
   (EBITDA)                                     102,562            161,308
Adjusted EBITDA (before
   restructuring-related charges)               123,553            161,308
--------------------------------------------------------------------------

Operating cash flow in the first nine months of 2000 was $25.9 million compared to $68 million in the same period a year ago. Working capital increased 15.1% since December 31, 1999, primarily due to an increase in accounts receivable and inventories. During the first nine months of 2000, cash outlays for restructuring-related activities were approximately $23 million and are reported as a reduction to cash provided by operating activities. Excluding these cash outlays, cash provided by operating activities would have been approximately $49 million.

Cash used for investing activities declined in the first nine months of 2000 to $13 million from $57.5 million a year ago. In the first nine months of 2000, cash received from the sale of a product line was $5.5 million. In the first nine months of 1999, $32.2 million was used for certain business acquisitions. Capital expenditures were $17.8 million and $25.5 million in the first nine months of 2000 and 1999, respectively. The majority of capital expenditures for these periods relates to upgrades to existing equipment, replacement of existing equipment and purchases of new equipment due to expansion of Wabtec's operations, where the Company believes overall cost savings can be achieved through increasing efficiencies. The Company expects 2000 capital expenditures for equipment purchased for similar purposes to approximate $25 million to $28 million.

Cash used for financing activities was $3.7 million in the first nine months of 2000 versus $4.8 million in the same period a year ago. In the first nine months of 2000, the Company increased long-term debt by approximately $4 million. Through September 30, 2000, the Company repurchased $10 million of its own Common Stock. The Company issued $75 million of senior notes in the first quarter of 1999 to repay amounts outstanding on certain unsecured bank term debt and repaid a portion of the Company's previous revolving credit facility. Historically, the Company has financed the purchase of significant businesses utilizing cash flow generated from operations and amounts available under its credit facilities. In addition, the issuance of the 1999 Notes increased the Company's liquidity by reducing its outstanding revolving credit borrowings and thereby increasing its available borrowing capacity.

The Company estimates the charges at completion of the merger and restructuring plan will total approximately $76 million to $78 million pre-tax with approximately $70 million of the charge expensed to date.

The Company has recently adopted a plan by which it may purchase up to $75 million of Company Common Stock through open market purchases, utilizing primarily cash generated from operations and equity forward contracts.

Based on anticipated cash flow provided by operations, forecasted results and credit available under the credit agreement, the Company believes it will be able to make planned capital expenditures, make required debt payments, and to fund working capital requirements and other cash needs for the foreseeable future, including 2001.

The following table sets forth the Company's outstanding indebtedness and average interest rates at September 30, 2000. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

                                      SEPTEMBER 30    DECEMBER 31
In thousands                              2000           1999
-----------------------------------------------------------------
Credit agreement, 7.9%                  $390,200       $368,000
9 3/8% Senior notes                      175,000        175,000
Pulse note, 9.5%                              --         16,990
5.5% Industrial revenue
    bond due 2008                          6,315          6,749
Other                                      1,079          1,848
                                        -------------------------
     Total                               572,594        568,587
     Less-current portion                    741            743
                                        -------------------------
     Long-term portion                  $571,853       $567,844
-----------------------------------------------------------------

Credit Agreement

In November 1999, in connection with the merger, WABCO terminated its then existing secured credit agreement and refinanced the then existing unsecured MotivePower credit agreement with a consortium of commercial banks. This unsecured credit agreement provides for a $275 million five-year revolving credit facility and a 364-day $275 million convertible revolving credit facility. At September 30, 2000, the Company had available borrowing capacity, of approximately $135 million.

9 3/8% Senior Notes Due June 2005

In June 1995, the Company issued $100 million of 9.375% Senior Notes due in 2005 (the "1995 Notes"). In January 1999, the Company issued an additional $75 million of 9.375% Senior Notes which are due in 2005 (the "1999 Notes"; the 1995 Notes and the 1999 Notes are collectively, the "Notes"). The 1999 Notes were issued at a premium resulting in an effective rate of 8.5%. The terms of the 1995 Notes and the 1999 Notes are substantially the same, and the 1995 Notes and the 1999 Notes were issued pursuant to indentures that are substantially the same. The issuance of the 1999 Notes improved the Company's financial liquidity by i) using a portion of the proceeds to repay a short-term, $30 million loan associated with the Rockwell acquisition that bore interest at 9.56%; ii) using a portion of the proceeds to repay variable-rate revolving credit borrowings thereby increasing amounts available under the revolving credit facility; and
iii) repaying the remaining unpaid principal of a $10.2 million loan from a prior acquisition. As a result of this issuance, the Company wrote off previously capitalized debt issuance costs of $469,000, net of tax, or approximately $.01 per diluted share, in the first quarter of 1999.

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 does not change existing literature on revenue recognition, but rather explains and clarifies the SEC staff's general framework for revenue recognition. The Company believes the adoption of this standard will not have a material effect on the reported results.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with $281 million of variable-rate debt (considering the effects of existing interest rate swaps), which represents 49% of total long-term debt at September 30, 2000. The Company has recently entered into several new interest rate swap agreements which combined together with previously existing swaps, currently total $110 million in notional value. At September 30, 2000, an instantaneous 100 basis point increase in interest rates would reduce the Company's net income annually by approximately $1.8 million, net of tax, assuming no additional intervention strategies by management.

FOREIGN CURRENCY EXCHANGE RISK The Company periodically enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of September 30, 2000, the Company had no material instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2000, approximately 73% of net sales are in the United States, 11% in Canada, 6% in Mexico and 10% in other international locations, primarily Europe. At September 30, 2000, the Company does not believe changes in foreign currency exchanges rates represent a material risk to results of operations, financial position or liquidity.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

On February 12, 1999, GE Harris Railway Electronics, LLC and GE Harris Railway Electronic Services, LLC (collectively, "GE Harris") brought suit against the Company for alleged patent infringement and unfair competition related to a communications system installed in Company products. GE Harris is seeking to prohibit the Company from future infringement and is seeking damages. While this lawsuit is in the discovery stages, the Company has discussed settlement alternatives with GE Harris. However, no definitive settlement has been concluded.

There were no other significant changes to report regarding the Company's commitments and contingencies.

                        EXHIBITS AND REPORTS ON FORM 8-K


                                INDEX TO EXHIBITS

              EXHIBIT
               NUMBER                                                DESCRIPTION
              --------------------------------------------------------------------------------------------
                27          Financial Data Schedule as of and for the Nine Months ended September 30, 2000


         There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2000.

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

                                         Date:   October 31, 2000