Form 10-Q/A
period 2000-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2000-11-13
CIK 943452

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from       to

                         Commission file number 1-13782

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)
            (FORMERLY REGISTERED AS WESTINGHOUSE AIR BRAKE COMPANY)

                         DELAWARE                                           25-1615902
              (State or other jurisdiction of                             (IRS Employer
               incorporation or organization)                          Identification No.)

                  1001 AIR BRAKE AVENUE
             WILMERDING, PENNSYLVANIA 15148                               (412) 825-1000
(Address of principal executive offices, including zip code)       (Registrant's telephone number)

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

         To correct an error, the undersigned registrant hereby amends and restates Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements for the Quarterly Period ended September 30, 2000 (Unaudited) in the previously filed Quarterly Report on Form 10-Q.





================================================================================

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

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

The combined results of the Company and separate results of WABCO and MotivePower for the three months and nine months ended September 30, 1999 were as follows:

Three months ended September 30, 1999:

                                                 EXTRAORDINARY                         NET
 In thousands           SALES                        ITEM                            INCOME
----------------------------------------------------------------------------------------------------
 WABCO                $172,471                        --                              $12,519
 MotivePower            88,410                        --                                5,292
                      ------------------------------------------------------------------------------
   Combined           $260,881                        --                              $17,811
----------------------------------------------------------------------------------------------------


Nine months ended September 30, 1999:

                                                EXTRAORDINARY                         NET
In thousands           SALES                         ITEM                           INCOME
----------------------------------------------------------------------------------------------------
WABCO                $557,656                        $(469)                         $37,652
MotivePower           294,347                           --                           22,377
                      ------------------------------------------------------------------------------
    Combined         $852,003                        $(469)                         $60,029
----------------------------------------------------------------------------------------------------


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

4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. Cores inventory is defined as inventory units designated for unit exchange programs. The components of inventory, net of reserves, were:

                                           SEPTEMBER 30                      DECEMBER 31
In thousands                                   2000                             1999
---------------------------------------------------------------------------------------------
Cores                                       $ 29,901                           $29,999
Raw materials                                101,931                            99,948
Work-in-process                               53,476                            47,319
Finished goods                                32,788                            34,130
                                      -------------------------------------------------------
    Total inventory                         $218,096                          $211,396
---------------------------------------------------------------------------------------------


5. EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30
In thousands, except per share                   2000                   1999
---------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
(Loss) income before
   extraordinary item applicable
   to common shareholders                      $ (3,529)               $ 17,811
Divided by
   Weighted average shares
     outstanding                                 43,415                  43,528
Basic earnings (loss) per share
   before extraordinary item                   $  (0.08)               $   0.41
---------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
(Loss) income before
   extraordinary item applicable
   to common shareholders                      $ (3,529)               $ 17,811
Divided by sum of
   Weighted average shares
     outstanding                                 43,415                  43,528
   Conversion of dilutive stock
     options                                         24                   1,084

                                               ----------------------------------
   Diluted shares outstanding                    43,439                  44,612
Diluted earnings (loss) per
   share before extraordinary
   item                                        $  (0.08)               $   0.40
---------------------------------------------------------------------------------

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30
In thousands, except per share                  2000                  1999
--------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
Income before extraordinary item
   applicable to common
   shareholders                                $20,904               $60,498
Divided by
   Weighted average shares
     outstanding                                43,352                43,307
Basic earnings per share before
   extraordinary item                          $  0.48               $  1.40
--------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income before extraordinary item
   applicable to common
   shareholders                                $20,904               $60,498
Divided by sum of
   Weighted average shares
     outstanding                                43,352                43,307
   Conversion of dilutive stock
     options                                        81                 1,163
                                               -------               -------
   Diluted shares outstanding                   43,433                44,470
Diluted earnings per share
   before extraordinary item                   $  0.48               $  1.36
--------------------------------------------------------------------------------


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

Segment financial information for the three months ended September 30, 2000 is as follows:


                                         FREIGHT          TRANSIT          CORPORATE
In thousands                              GROUP            GROUP           ACTIVITIES      RESTRUCTURING        TOTAL
-----------------------------------------------------------------------------------------------------------------------

Sales to external customers             $ 184,313        $  70,850               --                --         $ 255,163
Intersegment sales/(elimination)            2,376              149           (2,525)               --                --

                                        -------------------------------------------------------------------------------
   Total sales                            186,689           70,999           (2,525)               --           255,163
                                        ===============================================================================
Income from operations                     27,596            6,701           (7,012)          (11,452)           15,833
Interest expense and other                     --               --          (13,431)               --           (13,431)

                                        -------------------------------------------------------------------------------
Income before income taxes
       and extraordinary item           $  27,596        $   6,701        $ (20,443)        $ (11,452)        $   2,402
                                        ===============================================================================

Segment financial information for the three months ended September 30, 1999 is as follows

                                         FREIGHT          TRANSIT         CORPORATE
In thousands                              GROUP            GROUP          ACTIVITIES      RESTRUCTURING             TOTAL
-----------------------------------------------------------------------------------------------------------------------------

Sales to external customers             $ 203,170        $  57,711               --             --                $ 260,881
Intersegment sales/(elimination)            2,939               --           (2,939)            --                       --
                                        -------------------------------------------------------------------------------------
   Total sales                            206,109           57,711           (2,939)            --                  260,881
                                        =====================================================================================
Income from operations                     39,167            5,477           (4,924)            --                   39,720
Interest expense and other                     --               --          (11,759)            --                  (11,759)
                                        -------------------------------------------------------------------------------------
   Income before income taxes
         and extraordinary item         $  39,167        $   5,477        $ (16,683)            --                $  27,961
                                        =====================================================================================


Segment financial information for the nine months ended September 30, 2000 is as follows:

                                         FREIGHT          TRANSIT         CORPORATE
In thousands                              GROUP            GROUP          ACTIVITIES        RESTRUCTURING       TOTAL
-------------------------------------------------------------------------------------------------------------------------

Sales to external customers             $ 559,039        $ 204,147               --                --         $ 763,186
Intersegment sales/(elimination)            8,410              400           (8,810)               --                --
                                        ---------------------------------------------------------------------------------
   Total sales                            567,449          204,547           (8,810)               --           763,186
                                        =================================================================================
Income from operations                     86,018           20,162          (15,881)          (19,391)           70,908
Interest expense and other                     --               --          (30,329)               --           (30,329)
                                        ---------------------------------------------------------------------------------
   Income before income taxes
         and extraordinary item         $  86,018        $  20,162        $ (46,210)        $ (19,391)        $  40,579

                                        =================================================================================


Segment financial information for the nine months ended September 30, 1999 is as follows:

                                         FREIGHT          TRANSIT         CORPORATE
In thousands                              GROUP            GROUP          ACTIVITIES        RESTRUCTURING           TOTAL
------------------------------------------------------------------------------------------------------------------------------

Sales to external customers             $ 677,945        $ 174,058               --               --              $ 852,003
Intersegment sales/(elimination)            8,402              532           (8,934)              --                     --
                                        --------------------------------------------------------------------------------------
   Total sales                            686,347          174,590           (8,934)              --                852,003
                                        ======================================================================================
Income from operations                    130,821           14,736          (15,720)              --                129,837
Interest expense and other                     --               --          (34,485)              --                (34,485)
                                        --------------------------------------------------------------------------------------
   Income before income taxes
         and extraordinary item         $ 130,821        $  14,736        $ (50,205)              --              $  95,352
                                        ======================================================================================

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


                                       TRANSACTION
                                       COSTS, SEVERANCE
                                       AND TERMINATION           LEASE
In thousands                           BENEFITS                  IMPAIRMENTS               OTHER                  TOTAL
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                $ 2,119                $5,738                 $ 848                  $ 8,705
Amounts paid                                 (2,045)                 (781)                 (491)                  (3,317)
                                       ------------------------------------------------------------------------------------
Balance at September 30, 2000               $    74                $4,957                 $ 357                  $ 5,388
---------------------------------------------------------------------------------------------------------------------------


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

                                            Date: November 8, 2000