Form 10-K
period 2000-12-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2001-03-28
CIK 943452

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

                  For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____.

As of March 16, 2001, 42,922,780 shares of Common Stock of the registrant were issued and outstanding. The registrant estimates that as of this date, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $387.6 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 22, 2001 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.  Business....................................................      2
Item 2.  Properties..................................................      8
Item 3.  Legal Proceedings...........................................     10
Item 4.  Submission of Matters to a Vote of Security Holders.........     10
         Executive Officers of the Company...........................     10

                                   PART II
Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters...................................................     11
Item 6.  Selected Financial Data.....................................     12
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     13
Item 7A  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     20
Item 8.  Financial Statements and Supplementary Data.................     20
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................     20

                                  PART III
Item 10. Directors and Executive Officers of the Registrant..........     20
Item 11. Executive Compensation......................................     20
Item 12. Security Ownership of Certain Beneficial Owners and
           Management................................................     20
Item 13. Certain Relationships and Related Transactions..............     20

                                   PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.......................................................     21

                                     PART I

ITEM 1. BUSINESS

GENERAL

Westinghouse Air Brake Technologies Corporation does business as Wabtec Corporation. All references to "we", "our", "us", the "Company" and "Wabtec" refer to Westinghouse Air Brake Technologies Corporation, a Delaware corporation, and its subsidiaries. The Company was formed from the November 1999 merger of Westinghouse Air Brake Company ("WABCO") and MotivePower Industries, Inc. ("MotivePower"). WABCO has its origin in a business founded by George Westinghouse in 1869. The 1999 merger was accounted for as a "pooling-of-interests." Accordingly, prior period consolidated financial statements have been restated giving effect to this transaction as if it had occurred as of the beginning of the earliest period presented. The discussions that follow are based on the combined companies for each year.

Wabtec is one of North America's largest providers of value-added, technology-based equipment and services for the rail industry. The Company's products can be found on virtually all U.S. locomotives, freight cars and passenger transit vehicles. The Company is based in Wilmerding, Pa., and has 6,244 employees at facilities throughout North America and around the world.

The Company believes that it maintains a market share in excess of 50% in North America for its primary braking-related equipment, and significant market shares in North America for its other principal products. Wabtec also sells products in Europe, Africa, Australia, South America and Asia. The Company's products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, include the following: air brakes, electronic controls and monitors, traction motors, cooling equipment, turbochargers, low-horsepower locomotives, couplers, door controls, draft gears and brake shoes. The Company aggressively pursues technological advances for both new product development and product enhancements.

Management and insiders of the Company own approximately 25% of Wabtec's outstanding shares, with the remaining shares held by investment companies and individuals. The Company encourages its employees to own Wabtec stock so that they have a significant stake in the success of the Company. In addition, executive management incentives are designed to align management interests with those of outside shareholders by focusing on cash flow generation and working capital reduction.

INDUSTRY OVERVIEW

The Company's operating results are strongly influenced by general economic conditions, and the financial conditions and level of activity of the global railroad industry. Rail traffic, in terms of both freight and passengers, is a key factor underlying the demand for the Company's products. Government investment in public rail transportation also plays a significant role.

In 2000, U.S. freight railroads carried a record 1.46 trillion revenue ton-miles (a main indicator of rail activity; defined as weight times distance traveled by Class I railroads), up 1.7% from the prior year. Although ton-miles increased, however, railroads began to defer maintenance of existing locomotives and freight cars to offset significantly higher fuel costs. In addition, railroads had excess capacity of locomotives and freight cars, after the high rate of new equipment deliveries in recent years. As a result, railroads were able to park existing equipment and reduce purchases of aftermarket components for repair and maintenance of their equipment fleets.

Demand for components for new locomotives and freight cars has been strong in recent years due to historically high deliveries of new equipment. In 2000, however, deliveries of new equipment were lower than the previous year for both locomotives and freight cars.

Currently, the active locomotive fleet in the North American market numbers approximately 33,000 units, which include heavy-haul freight locomotives, commuter locomotives and lower-horsepower, short-haul and terminal locomotives. Deliveries of new, heavy-haul locomotives reached approximately 1,400 in 2000 as railroads invested in modernizing a portion of their fleets. This compares to approximately 1,500 in 1999. In 2001, the Company expects the industry to deliver approximately 1,200 new locomotives.

Currently, the active freight car fleet in North America numbers approximately
1.3 million. Deliveries of new freight cars reached a 20-year high of approximately 76,000 in 1998, as railroads and shippers invested in modernizing their fleets. In 2000, new freight car deliveries dropped to approximately 56,000. In 2001, the Company expects the industry to deliver about 45,000 new freight cars, which would be slightly below the average delivery rate of the past 10 years.

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

Since the deregulation of the U.S. railroad industry in 1980, freight railroads have reduced their equipment base, consolidated operations, and reduced suppliers in order to lower operating costs and improve their competitive position compared to trucking companies, which compete with the railroad industry. In addition, they have been consolidating and merging, hoping to achieve additional operating and financial efficiencies that will allow them to compete more effectively.

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

Demand for passenger transit original equipment and aftermarket products is driven by the replacement, building and/or expansion programs of transit authorities. These programs are funded in part by federal and state government programs, such as TEA-21 (Intermodal Surface Transportation and Efficiency Act), which is expected to provide up to $42 billion nationally, subject to appropriations for transit-related infrastructure through 2003. Increased funding by federal and state governments under TEA-21 has resulted in strong demand for new passenger transit vehicles.

BUSINESS SEGMENTS AND PRODUCTS

Approximately 58% of net sales in 2000 were derived from the sale of aftermarket replacement parts, repair services and overhaul work purchased by operators of rail vehicles such as railroads, transit authorities, utilities and leasing companies (collectively, "end users" or the "aftermarket"). The balance of sales was directly to North American Original Equipment Manufacturers (OEMs) of locomotives, railway freight cars and passenger transit vehicles. We believe that our substantial installed base of OEM products is a significant competitive advantage for providing products and services to the aftermarket because end-users often look to purchase safety- and performance-related replacement parts from the OEM.

We provide products and services through two principal business segments, the Freight Group and the Transit Group.

FREIGHT GROUP -- Includes products geared to the production of components for and the repair and servicing of freight cars and locomotives. Revenues are derived principally from OEM and aftermarket sales, including repairs and services. Revenues from these products, as a percentage of total net sales, were 73%, 79%, and 80% in 2000, 1999 and 1998, respectively.

Specific product lines within the Freight Group are:

 -- FREIGHT CAR PRODUCTS AND SERVICES -- We manufacture, sell and service air brake equipment, draft gears, hand brakes and slack adjusters, and composite brake shoes, blocks and pads, for the OEM freight car market and for the aftermarket in the form of parts and repair services. Net sales per typical freight car can vary considerably based upon the type and purpose of the freight platform, with articulated or intermodal cars generally having the highest Wabtec product content. The Company's traditional freight products include the ABDX Freight Brake Valve, the Mark Series draft gears, hand brakes and slack adjusters, and SAC-1(TM) Articulated Coupler.

 -- LOCOMOTIVE PRODUCTS AND SERVICES -- We manufacture, sell and service air brake equipment, traction motors, generators, alternators, turbochargers, cooling equipment, gearing, diesel engines, compressors, air dryers, slack adjusters, brake cylinders, and monitoring and control equipment for the locomotive OEM and aftermarket.

We also provide fleet maintenance, overhauling and remanufacturing of locomotives and diesel engines, and manufacturing of switcher, commuter and mid-range locomotives up to 4,000 horsepower. The Locomotive product line also includes manufacturing and distribution of replacement, new and remanufactured components and parts for freight and passenger railroads, including every Class I railroad in North America, industrial power-related markets and, to a lesser extent, OEMs. Wabtec provides aftermarket components for locomotives manufactured by the Electro-Motive Division of General Motors Corporation ("EMD"), certain components for locomotives made by the GE Transportation Systems unit of General Electric Company ("GE") and certain components for Alco locomotives. Wabtec believes it is the leading independent supplier in North America of many aftermarket locomotive components.

Demand for components is influenced by rail traffic activity and the maintenance requirements of the railroads. Currently, railroads have deferred maintenance to offset higher fuel costs. This business is highly competitive, as the Company faces competition from EMD, GE and numerous smaller, independent manufacturers and distributors. EMD and GE accounted for virtually 100% of the new high-horsepower locomotives delivered in the United States in the past five years and, as OEMs, are the principal suppliers of original parts for their locomotives.

 -- ELECTRONICS -- We manufacture, sell and service high-quality electronics for the railroads in the form of on-board systems and braking for locomotives and freight cars. We are an industry leader in insulating or "hardening" electronic components to protect them from severe conditions, including extreme temperatures and high/shock vibration environments. Our new product development effort has focused on electronic technology for brakes and controls, and over the past several years, we introduced a number of significant new products including the EPIC(R) Electronic Brake, Electronically Controlled Pneumatic (ECP) freight brake, Positive Train Control equipment that encompasses onboard digital data and global positioning communication protocols, PowerLink(TM), compressor aftercoolers, Train Trax(TM), Trainlink(TM), Train Sentry III(R), Fuellink(TM) and Armadillo(TM).

TRANSIT GROUP -- Includes products for passenger transit vehicles (typically subways and buses). Revenues are derived primarily from OEM and aftermarket component parts sales. Revenues from these products, as a percentage of total net sales, were 27%, 21% and 20% in 2000, 1999 and 1998, respectively.

We manufacture, sell and service electronic brake equipment, pneumatic control equipment, air compressors, tread brakes and disc brakes, couplers, collection equipment, monitoring systems, wheels, climate control and door equipment and other components for passenger transit vehicles. In 1997 we received contracts valued at $150 million to provide equipment for 1,080 passenger transit cars for the Metropolitan Transportation Authority/New York City Transit (the "MTA"). Deliveries of equipment began in late 1999 and are expected to increase significantly during 2001.

Substantially all of our principal passenger transit products are engineered to customer specifications. Consequently, there is less standardization among these products than with the Freight Group products. We believe the OEM market presents an opportunity for improved growth during the next several years as funding from TEA-21 becomes available.

For additional information on our business segments, see Note 16 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

STRATEGY

We are committed to building shareholder value by reducing debt and debt service costs, capitalizing on the synergies of our merger with MotivePower Industries and enhancing our leading position as a producer of value-added equipment for the rail industry. Building on our leading market position, strong aftermarket presence and technological leadership, we are pursuing a strategy with the following key elements:

Expand Technology-Driven New Product Development and Product Lines -- We will continue to emphasize research and development to create new and improved products to increase our market share and profitability. We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board equipment, as a means of new product growth.

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

Grow International Presence -- We believe that international markets represent a significant opportunity for future growth. Our net sales outside of the United States comprised approximately 27%, 26% and 27% in 2000, 1999, and 1998, respectively (see Note 16 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report). We intend to increase our existing international sales through acquisitions, direct sales of products through our subsidiaries and licensees, and joint ventures with railway suppliers having a strong presence in their local markets.

Pursue Strategic Alliances and Acquisitions -- We intend to pursue strategic alliances and, possibly, acquisitions that expand our product lines, increase our aftermarket business, increase international sales and increase our technical capabilities.

Improve Manufacturing Efficiency and Quality -- We intend to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through the Wabtec Quality and Performance System, we are dedicated to "lean manufacturing" principles and continuous improvement across all phases of our business. Our QPS includes employee-directed initiatives through Kaizen, a Japanese-developed team concept used to continuously improve quality, lead time and productivity, and to reduce costs. Our QPS tools also include Statistical Engineering and Value Stream Mapping. These efforts enable us to streamline processes, improve product quality and customer satisfaction, reduce product cycle times and respond more rapidly to market developments.

BACKLOG

The backlog of customer orders as of December 31, 2000, and December 31, 1999, and the expected year of recognition is as follows:

                                  TOTAL                             TOTAL
                                 BACKLOG                OTHER      BACKLOG                 OTHER
IN THOUSANDS                     12/31/00     2001      YEARS      12/31/99      2000      YEARS
--------------------------------------------------------------------------------------------------
Freight Group..................  $624,994   $225,924   $399,070   $  958,861   $310,848   $648,013
Transit Group..................   227,443    201,044     26,399      312,310    211,776    100,534
                                 --------   --------   --------   ----------   --------   --------
     Total.....................  $852,437   $426,968   $425,469   $1,271,171   $522,624   $748,547
                                 ========   ========   ========   ==========   ========   ========

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

For OEM passenger transit products, there is a longer lead-time for car deliveries and, accordingly, the Company carries a large backlog of orders.

Based upon widely available industry data concerning freight and locomotive OEM backlog and projected 2001 deliveries (that indicate a decline from 2000 deliveries), the Company believes demand for its products will remain reasonably strong for the foreseeable future.

ENGINEERING AND DEVELOPMENT

Consistent with its strategy of using technology to develop new products, the Company is actively engaged in a variety of engineering and development activities. For the fiscal years ended December 31, 2000, 1999, and 1998, the Company incurred costs of approximately $32.5 million, $35.7 million and $31.6 million, respectively, on product development and improvement activities (exclusive of manufacturing support). Such expenditures represented approximately 3.2%, 3.2%, and 3% of net sales for the same periods, respectively. From time to time, the Company conducts specific research projects in conjunc-tion with universities, customers and other railroad product suppliers.

The Company's engineering and development program is largely focused upon new braking technologies, with an emphasis on the application of electronics to traditional pneumatic equipment. Electronic actuation of braking has long been a part of the Company's transit product line but interchangeability, connectivity and durability have presented problems to the industry in establishing electronics in freight railway applications. Efforts are proceeding in the enhancement of the major components for existing hard-wired braking equipment and development of new electronic technologies.

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

The Company is authorized to manufacture and sell the licensed products (described above) in North America (including to OEM manufacturers located outside North America if such licensed products are incorporated into a final product to be sold in North America). SAB WABCO has a right of first refusal to supply the Company with bought-in components of the licensed products on commercially competitive terms. To the extent SAB WABCO files additional patent or trademark applications, or develops additional know-how in connection with the licensed products, such additional intellectual property and know-how are also subject to the SAB License. The Company may, at its expense, request the service of SAB WABCO in manufacturing, installing, testing and maintaining the licensed products and providing customer support. SAB WABCO is entitled to a free, nonexclusive license of the use of any improvements to the licensed products developed by the Company. If any such improvements are patented by the Company, SAB WABCO has the right to request the transfer of such patents upon payment of reasonable compensation therefore; in such cases, the Company is entitled to a free, nonexclusive license to use the patented product. Under the SAB license, the Company is required to pay a lump sum fee for certain licensed products as well as royalties based on specified percentages of sales. The SAB license expires December 31, 2003, but may be renewed for additional one-year terms.

CUSTOMERS

A few customers within each business segment represent a significant portion of the Company's net sales; however, no one customer represented more than 10% of consolidated sales in 2000. One customer represented 12% of Freight Group sales and three customers represented 15%, 13% and 10%, of Transit Group sales, respectively. Nevertheless, the loss of a few key customers within the Company's Freight and Transit Groups could have an adverse effect on the Company's financial condition, results of operations and liquidity.

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

EMPLOYEES

At December 31, 2000, the Company had 6,244 employees, approximately 42% of whom are unionized. Almost all of the employees subject to collective bargaining agreements are within North America and these agreements are generally effective through 2001, 2002 and 2003.

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

EFFECTS OF SEASONALITY

The Company's business is not seasonal, although the third quarter results may be impacted by vacation and plant shut-downs at several of its major customers during this period.

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is included in Note 15 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

We believe that all statements other than statements of historical fact included in this report, including certain statements here under "Business" may constitute forward looking statements. For a complete discussion of the risks associated with these forward looking statements, see pg. 19 of this report.

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

                                                                                             APPROXIMATE
             LOCATION               PRIMARY USE                PRIMARY SEGMENT   OWN/LEASE   SQUARE FEET
--------------------------------------------------------------------------------------------------------
DOMESTIC
  Wilmerding, PA                    Manufacturing/Service      Freight Group      Own            850,000(1)
  Boise, ID                         Manufacturing              Freight Group      Own            294,700
  Lexington, TN                     Manufacturing              Freight Group      Own            170,000
  Elk Grove Village, IL             Distribution               Freight Group      Lease          150,700
  Jackson, TN                       Manufacturing              Freight Group      Own            150,000
  Chicago, IL                       Manufacturing              Freight Group      Own            111,500
  Laurinburg, NC                    Manufacturing              Freight Group      Own            105,000
  Greensburg, PA                    Manufacturing              Freight Group      Own             97,800
  Germantown, MD                    Manufacturing/Service      Freight Group      Own             80,000
  Willits, CA                       Manufacturing              Freight Group      Own             70,000
  Latham, NY                        Manufacturing              Freight Group      Own             66,000
  St. Louis, MO                     Manufacturing              Freight Group      Own             62,000
  Kansas City, MO                   Service Center             Freight Group      Lease           55,900
  Emporium, PA                      Manufacturing              Freight Group      Own             53,000
  Racine, WI                        Engineering/Office         Freight Group      Own             50,000
  Cedar Rapids, IA                  Manufacturing              Freight Group      Lease           37,000
  Carson City, NV                   Service Center             Freight Group      Lease           22,000
  Chicago, IL                       Service Center             Freight Group      Lease           19,200
  Columbia, SC                      Service Center             Freight Group      Lease           12,300
  Niles, IL                         Manufacturing              Transit Group      Own            355,300
  Spartanburg, SC                   Manufacturing/Service      Transit Group      Lease          183,600
  Plattsburgh, NY                   Manufacturing              Transit Group      Lease           64,000
  Elmsford , NY                     Service Center             Transit Group      Lease           28,000
  Richmond, CA                      Service Center             Transit Group      Lease            5,400
  Sun Valley , CA                   Service Center             Transit Group      Lease            4,000
  Atlanta, GA                       Service Center             Transit Group      Lease            1,200

                                                                                             APPROXIMATE
             LOCATION               PRIMARY USE                PRIMARY SEGMENT   OWN/LEASE   SQUARE FEET
--------------------------------------------------------------------------------------------------------
INTERNATIONAL
  San Luis Potosi, Mexico           Manufacturing/Service      Freight Group      Lease        1,235,700
  Doncaster, UK                     Manufacturing/Service      Freight Group      Own            330,000
  Stoney Creek, Ontario             Manufacturing/Service      Freight Group      Own            189,200
  Acambaro, Mexico                  Maintenance                Freight Group      Lease          132,300
  Wallaceburg, Ontario              Foundry                    Freight Group      Own            127,600
  Wetherill Park, Australia         Manufacturing              Freight Group      Lease           73,100
  San Luis Potosi, Mexico           Manufacturing              Freight Group      Own             48,600
  Calgary, Alberta                  Manufacturing              Freight Group      Own             38,000
  Schweighouse, France              Manufacturing              Freight Group      Lease           30,000
  Burlington, Ontario               Manufacturing              Freight Group      Own             28,200
  Tottenham, Australia              Manufacturing              Freight Group      Lease           26,900
  San Luis Potosi, Mexico           Manufacturing              Freight Group      Lease           20,200
  Winnipeg, Manitoba                Service Center             Freight Group      Lease           20,000
  Sydney, Australia                 Sales Office               Freight Group      Lease           11,250
  St-Laurent, Quebec                Manufacturing              Transit Group      Own            106,000
  Sassuolo, Italy                   Manufacturing              Transit Group      Lease           30,000
  Burton on Trent, UK               Manufacturing              Transit Group      Lease           18,000
  Etobicoke, Ontario                Service Center             Transit Group      Lease            3,800
--------------------------------------------------------------------------------------------------------

(1) Approximately 250,000 square feet are currently used in connection with the Company's corporate and manufacturing operations. The remainder is leased to third parties.

Leases on the above facilities are long-term and generally include options to renew.

ITEM 3. LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 15 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to executive officers of the Company as of March 2001.

        NAME           AGE   OFFICE WITH THE COMPANY
----------------------------------------------------
William E. Kassling    57    Director and Chairman
                             of the Board
Gregory T. H. Davies   54    Director, President and
                             Chief Executive Officer
Robert J. Brooks       56    Director, Executive
                             Vice President and
                             Chief Financial
                             Officer, Secretary
John M. Meister        53    Executive Vice
                             President, Transit
Alvaro Garcia-Tunon    48    Senior Vice President,
                             Finance
Timothy J. Logan       48    Vice President,
                             International
George A. Socher       52    Vice President,
                             Internal Audit and
                             Taxation
Timothy R. Wesley      39    Vice President,
                             Investor Relations and
                             Corporate
                             Communications
----------------------------------------------------

WILLIAM E. KASSLING has been a director and Chairman of the Company since 1990, and served as Chief Executive Officer until February 2001. Mr. Kassling was also President of WABCO from 1990 through February 1998. From 1984 until 1990 he headed the Railway Products Group of American Standard Inc. Between 1980 and 1984 he headed American Standard's Building Specialties Group and between 1978 and 1980 he headed Business Planning for American Standard. Mr. Kassling is a director of Aearo Corporation and Scientific Atlanta, Inc.

GREGORY T. H. DAVIES joined the Company in March 1998 as President and Chief Operating Officer, in February 1999 became a director and in February 2001 became Chief Executive Officer. Prior to March 1998, Mr. Davies had been with Danaher Corporation since 1988, where he was Vice President and Group Executive responsible for its Jacobs Vehicle Systems, Delta Consolidated Industries and A.L. Hyde Corporation operating units. Prior to that, he held executive positions at Cummins Engine Company and Ford Motor Company.

ROBERT J. BROOKS has been a director, Executive Vice President and Chief Financial Officer, Secretary of the Company since 1990. From 1986 until 1990 he served as worldwide Vice President, Finance for the Railway Products Group of American Standard. Mr. Brooks is a director of Crucible Materials Corp.

JOHN M. MEISTER has been Vice President and General Manager of the Company's Passenger Unit since 1990. In 1997, he was appointed to the newly created position of Executive Vice President, Transit Group. From 1985 until 1990 he was General Manager of the passenger transit business unit for the Railway Products Group of American Standard.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange. As of March 16, 2001, there were 42,922,780 shares of Common Stock outstanding held by 1,104 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

       QUARTER          HIGH      LOW      DIVIDEND
---------------------------------------------------
2000
  Fourth               $12.75    $ 8.31      $.01
  Third                $11.00    $ 9.57      $.01
  Second               $12.57    $ 9.50      $.01
  First                $17.19    $ 8.50      $.01
---------------------------------------------------
1999
  Fourth               $19.38    $16.19      $.01
  Third                $25.75    $17.81      $.01
  Second               $25.94    $20.00      $.01
  First                $23.63    $17.75      $.01
---------------------------------------------------

The Company's credit agreement restricts the ability to make dividend payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and see Note 6 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

At the close of business on March 16, 2001, the Company's Common Stock traded at $12.46 per share.

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

                                                          YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS     2000         1999         1998        1997        1996
----------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Net sales............................   $1,027,976   $1,121,068   $1,036,127   $ 870,371   $ 744,919
  Gross profit (1)(3)................      277,800      333,179      301,701     258,460     210,196
Operating expenses...................     (161,178)    (173,522)    (156,672)   (133,867)   (106,246)
Merger and restructuring charge (1)...     (27,142)     (43,648)          --          --          --
                                        ------------------------------------------------------------
  Income from operations.............   $   89,480   $  116,009   $  145,029   $ 124,593   $ 103,950
                                        ------------------------------------------------------------
                                        ------------------------------------------------------------
Interest expense.....................   $  (45,505)  $  (44,420)  $  (37,111)  $ (34,892)  $ (35,295)
Other income (expense) (2) (3).......        3,620          (90)      13,393       2,878       5,280
  Income before extraordinary item...       25,393       37,942       79,196      57,539      45,298
  Net income.........................   $   25,393   $   36,623   $   73,851   $  57,539   $  44,234
                                        ------------------------------------------------------------
                                        ------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE
Income before extraordinary item.....   $     0.59   $     0.86   $     1.79   $    1.30   $    0.99
  Net income (1) (2) (3).............   $     0.59   $     0.83   $     1.67   $    1.30   $    0.97
                                        ------------------------------------------------------------
                                        ------------------------------------------------------------
Cash dividends declared per share....   $     0.04   $     0.04   $     0.04   $    0.04   $    0.04
                                        ------------------------------------------------------------
                                        ------------------------------------------------------------

                                                           AS OF DECEMBER 31,
                                      ------------------------------------------------------------
                                         2000         1999         1998        1997        1996
                                      ------------------------------------------------------------
BALANCE SHEET DATA
Total assets........................  $  984,047   $  996,676   $  967,382   $ 693,981   $ 597,280
Total debt..........................     540,197      568,587      573,615     415,441     391,282
Shareholders' equity................     196,371      181,878      144,076      65,285      44,785
--------------------------------------------------------------------------------------------------

(1) In 2000, the Company recorded a $29.1 million charge, of which $27.1 million is the operating expense component and $2 million the charge to gross profit, for merger and restructuring activities pursuant to a plan that involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The effect on diluted earnings per share for 2000 was $0.43, net of tax. In 1999, the Company recorded $50.1 million, of which $43.6 million is the operating expense component, $5.2 million the charge to gross profit and $1.3 million as an extraordinary item in accordance with the aforementioned plan. The effect on diluted earnings per share for 1999 was a charge of $0.91, net of tax.

(2) In 1998, the Company sold its Argentine investment in Trenes de Buenos Aires S.A. and recognized an investment gain of $8.4 million. The effect on diluted earnings per share was a gain of $0.12, net of tax.

(3) In 2000, the Company recorded a $4.4 million gain, or $0.07 net of tax, per diluted share, on the sale of a product line, a $2 million charge, or $0.03 net of tax, per diluted share, for a legal settlement and also terminated the Employee Stock Ownership Plan (ESOP) which resulted in the write-off of the related deferred tax asset of $5.1 million or $0.12 per diluted share. The write-off of the deferred tax asset is reported as a component of Income tax expense in the statement of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net sales decreased by 8.3% from $1.1 billion in 1999 to $1.0 billion in 2000. The major causes for the change and their effect on the Company's 2000 results of operations and financial condition include decreases in component sales due to a slowdown in North American freight car and locomotive deliveries, and a severe downturn in the locomotive overhaul market, offsetting improved sales and backlog in the transit business due to increased governmental spending for transit equipment.

Net income for 2000 was $25.4 million, or $0.59 per diluted share, as compared to $36.6 million, or $0.83 per diluted share in 1999. The results for 2000 include a $29.1 million restructuring related charge, a $4.4 million gain on the disposition of a product line, a $5.1 million write-off of a deferred tax asset relating to the termination of the ESOP and a $2 million legal settlement. The 1999 results include a $50.1 million merger and restructuring related charge. Excluding these items, earnings per diluted share would have been $1.10 and $1.74 in 2000 and 1999, respectively.

MERGER AND RESTRUCTURING PLAN

The Company previously announced a merger and restructuring plan pursuant to the merger of the Company and MotivePower Industries, Inc. ("the merger"). The Company estimates synergies from the plan yielded approximately $20 million of pre-tax cost savings in 2000 and reached an ongoing annualized savings of $25 million pre-tax, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses. The merger and restructuring plan involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The Company estimates the charges to complete the merger and restructuring plan will now total $84 million pre-tax, due to an acceleration and refinement of the plan, with approximately $50 million of the charge previously expensed in 1999 and $29 million in 2000. The Company expects the remaining charge of $5 million to be incurred in 2001.

The $79 million charge to date included the following announced actions:

 -- Costs associated with the transaction for items such as investment bankers, legal fees, accountant fees, SEC fees, etc.

 -- Consolidation of the corporate headquarters to Wilmerding, PA and the elimination of duplicate corporate functions.

 -- Closing and moving of Young Radiator's Centerville, IA plant and consolidating the Young administrative offices into the Company's Jackson, TN facility, from Racine, WI.

 -- Closing and relocation of several production operations to San Luis Potosi, Mexico.

 --  Closing and relocation of several additional manufacturing operations.

 --  Eliminating duplicate sales functions.

As of December 31, 2000, $6.3 million of the merger and restructuring charge was still remaining as accrued on the balance sheet. The accrual on the balance sheet is discussed in greater detail in Note 19 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

RESULTS OF OPERATIONS

The following table sets forth Wabtec's Consolidated Statements of Operations for the years indicated. To enhance comparability with results of prior periods, the 2000 adjusted column represents the reported income statement excluding restructuring related charges, a legal settlement charge, the write-off of a deferred tax asset and gain on the sale of a product line. The 1999 adjusted column represent the reported income statement excluding the effects of merger and restructuring related charges.

                                                           YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                            ADJUSTED      REPORTED   ADJUSTED   REPORTED   REPORTED
IN MILLIONS                                   2000          2000       1999       1999       1998
---------------------------------------------------------------------------------------------------
Net sales                                   $1,028.0      $1,028.0   $1,121.1   $1,121.1   $1,036.1
Cost of sales                                 (746.2)       (750.2)    (782.7)    (787.9)    (734.4)
                                          ---------------------------------------------------------
Gross profit                                   281.8         277.8      338.4      333.2      301.7
Selling, general and administrative
  expenses                                    (114.1)       (114.1)    (122.0)    (122.0)    (113.6)
Merger and restructuring charges                  --         (27.1)        --      (43.6)        --
Engineering expenses                           (32.5)        (32.5)     (35.7)     (35.7)     (31.6)
Amortization expense                           (14.6)        (14.6)     (15.8)     (15.8)     (11.5)
                                          ---------------------------------------------------------
     Total operating expenses                 (161.2)       (188.3)    (173.5)    (217.2)    (156.7)
Income from operations                         120.6          89.5      164.9      116.0      145.0
Interest expense                               (46.0)        (45.5)     (44.4)     (44.4)     (37.1)
Investment income -- Argentina                    --            --         --         --       10.4
Other (expense) income, net                      (.4)          3.6        (.1)       (.1)       3.0
                                          ---------------------------------------------------------
Income before income taxes and
  extraordinary item                            74.2          47.6      120.2       71.5      121.3
Income tax expense                             (26.7)        (22.2)     (42.8)     (33.6)     (42.1)
                                          ---------------------------------------------------------
Income before extraordinary item                47.5          25.4       77.5       37.9       79.2
Extraordinary loss on extinguishment of
  debt, net of tax                                --            --        (.5)      (1.3)      (5.3)
                                          ---------------------------------------------------------
Net income                                  $   47.5      $   25.4   $   77.0   $   36.6   $   73.9
---------------------------------------------------------------------------------------------------

                             2000 COMPARED TO 1999

The following table sets forth the Company's net sales by business segment:

                              FOR THE YEAR ENDED
                                 DECEMBER 31,
                            -----------------------
IN THOUSANDS                   2000         1999
---------------------------------------------------
Freight Group               $  749,687   $  882,866
Transit Group                  278,289      238,202
                            -----------------------
  Net sales                 $1,027,976   $1,121,068
---------------------------------------------------

Net sales decreased $93.1 million or 8.3% to $1 billion in 2000 from $1.1 billion in 1999. This overall decrease was primarily attributable to decreased North American OEM freight car and locomotive component sales volumes and lower locomotive overhauls, all within the Freight Group. Sales volumes within the Freight Group reflect a softening OEM market for freight cars, with 55,821 freight cars delivered in 2000 compared to 74,223 in 1999. Partially offsetting these decreases were increases in Transit Group sales, due to increased shipments under the MTA contract. The Company estimates the OEM freight car and locomotive industries will deliver 45,000 freight cars and 1,200 locomotives, respectively, in 2001.

Gross profit decreased to $277.8 million in 2000 compared to $333.2 million in the same period of 1999. Gross margin, as a percentage of sales, was 27% compared to 29.7% in 1999. Gross margin is dependent on a number of factors including pricing, sales volume and product mix. The decrease in gross profit and margins is largely attributed to the effect of a decrease in sales volumes (approximately $40 million), offsetting approximately $10 million of synergies realized as a result of recent restructuring and integration efforts. The balance is principally a result of changes to sales mix primarily from increased OEM component sales of Transit Group products at lower margins as compared to the Company's overall historical results, pricing pressures and manufacturing inefficiencies primarily related to merger integration efforts.

Total operating expenses as a percentage of net sales were 18.3% in 2000 and 19.4% in the same period a year ago. After excluding the 2000 $27.1 million and the 1999 $43.6 million merger and restructuring charges, operating expenses would have been 15.7% and 15.5% of net sales, respectively. Without the merger and restructuring charges in both periods, operating expenses would have decreased $11.1 million in 2000 as compared to 1999. This reduction was primarily the result of continuing cost reduction programs and the realization of approximately $10 million of synergies from the 1999 merger.

Income from operations totaled $89.5 million in 2000 compared with $116 million in 1999 with operating margins of 8.7% and 10.3% respectively. After excluding the merger and restructuring related charges in both periods, operating income would have been $120.6 million and $164.9 million in 2000 and 1999, respectively, and 2000 operating margins as a percentage of sales decreased to 11.7% from 14.7% in 1999. Lower adjusted operating income resulted from decreased sales volumes in the Freight Group and changes in product mix (see
Note 16 of "Notes to Consolidated Financial Statements" included in Part II,
Item 8 of this report).

Interest expense increased 2.5% to $45.5 million in 2000 from $44.4 million in 1999. Debt, net of cash and equivalents, was $534.1 million at December 31, 2000 versus $561.5 million at the end of 1999. The increase in interest expense, even though the net debt balance decreased in the fourth quarter of 2000, is primarily due to higher interest rates.

In February 2000, the Company disposed its transit electrification product line for $5.5 million in cash and recognized a gain of $4.4 million, which is reported as other income.

The effective income tax rate for 2000 was 46.7% as compared to 46.9% in 1999. Wabtec expects the ongoing rate to be approximately 36%. The 2000 rate includes the effect of the one time, non-cash write-off of the deferred tax asset ($5.1 million) relating to the termination of the ESOP and after excluding this effect, the rate would be 36%. In 1999, after excluding the assumed tax benefit component of the merger and restructuring charge, the effective tax rate would be 35.6%. The Company has consolidated United States federal net operating loss carryforwards of $18.9 million expiring at various times through year 2010.

In 1999, a $469,000 extraordinary loss, net of tax, was incurred on the extinguishment of certain term debt as well as an $850,000 extraordinary loss, net of tax, for the write-off of deferred financing fees on the refinancing of the Company's principal credit facility in November 1999 in connection with the merger.

                             1999 COMPARED TO 1998

The following table sets forth the Company's net sales by business segment:

                              FOR THE YEAR ENDED
                                 DECEMBER 31,
                            -----------------------
IN THOUSANDS                   1999         1998
---------------------------------------------------
Freight Group               $  882,866   $  824,326
Transit Group                  238,202      211,801
                            -----------------------
  Net sales                 $1,121,068   $1,036,127
                            -----------------------

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

Cost of sales increased 7.3% to $787.9 million in 1999 from $734.4 million in 1998. Gross margin increased to 29.7% as compared to 29.1% in 1998. After excluding the cost of sales component of the merger and restructuring charge, gross margin would have increased to 30.2% compared to 29.1% in 1998. The increase is attributed to volume and a favorable product mix in the Freight Group component companies, and from the increased volume of the Transit Group.

Selling, general and administrative expenses increased 7.4% to $122 million from $113.6 million in 1998. Cost reductions and lower incentive-related expenses were offset by the operating expenses of acquired companies ($18 million).

Engineering expenses increased 13% to $35.7 million from $31.6 million primarily as a result of the Rockwell acquisition in October 1998 and new product development efforts.

Amortization expense increased 38% to $15.8 million in 1999 from $11.5 million in 1998. The increase is primarily attributable to the acquisitions made late in 1998 (Rockwell Railroad Electronics division

(Rockwell) in October 1998 and Young Radiator (Young) in November 1998) and the acquisitions made early in 1999 (G&G Locotronics and Q-Tron in January 1999 and AGC Technologies in February 1999).

Income from operations totaled $116 million in 1999 compared with $145 million in 1998 with operating margins of 10.3% and 14% respectively. After excluding the operating expense component of the merger and restructuring charge, operating income for 1999 would have been $164.9 million and operating margins as a percentage of sales for 1999 increased to 14.7%, slightly higher than 14% in the prior year. Higher adjusted operating income resulted from higher sales volume and related gross profit. Favorable aftermarket sales volume at relatively strong operating margins in the Transit Group and the component companies in the Freight Group were the primary reasons for the increase in operating income (see Note 16 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report).

Interest expense increased 19.7% to $44.4 million in 1999 from $37.1 million in 1998. Debt, net of cash and equivalents, was $562 million as of December 31, 1999 versus $565 million as of December 31, 1998. The increase in interest expense, even though the net debt balance decreased, is due to Wabtec carrying a higher average debt balance in 1999 as a result of the late 1998 acquisitions (Rockwell -- $80 million and Young -- $68 million) and the 1999 acquisitions of G&G Locotronics, Q-Tron and AGC Technologies ($32 million). Wabtec also funded cash transaction costs associated with the merger, which totaled approximately $29 million.

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

                           YEAR ENDED DECEMBER 31,
                       -------------------------------
IN THOUSANDS             2000       1999       1998
------------------------------------------------------
Cash provided (used) by:
  Operating
    activities         $ 60,214   $ 77,389   $  73,411
  Investing
    activities          (21,485)   (66,371)   (243,795)
  Financing
    activities          (38,009)   (11,733)    161,941
Earnings before
  interest, taxes,
  depreciation and
  amortization
  (EBITDA)              131,142    158,623     181,644
Adjusted EBITDA
  (before
restructuring-related
  charges)              160,297    207,480     181,644
------------------------------------------------------

Operating cash flow in 2000 was $60.2 million as compared to $77.4 million in the same period a year ago. Working capital increased 5.7% since 1999 primarily due to an increase to accounts receivable. During 2000 and 1999, cash outlays for merger and restructuring activities were approximately $28 million and $29 million, respectively, and are reported as a reduction to cash provided by operating activities. Excluding these cash outlays, cash provided by operating activities would have been approximately $88.7 and $106.7 million, respectively. This decrease in operating cash flow in 2000 was primarily the result of lower operating income.

Cash used for investing activities declined in 2000 to $21.5 million from $66.4 million a year ago. In 2000, 1999 and 1998, the Company used $.7 million, $32.2 million and $180.2 million, respectively, for certain business acquisitions. Capital expenditures were $26.3 million, $30.8 million and $57.8 million in 2000, 1999 and 1998, respectively. The majority of capital expenditures for these periods relates to upgrades to existing equipment, replacement of existing equipment and purchases of new equipment due to expansion of Wabtec's operations, where the Company believes overall cost savings can be achieved through increasing efficiencies. The Company expects 2001 capital expenditures for equipment purchased for similar purposes to approximate $35 million.

Cash used for financing activities was $38 million in 2000 versus $11.7 million in 1999. During 2000, the Company reduced long-term debt by $28.4 million. The Company issued $75 million of senior notes in the first quarter of 1999 to repay amounts outstanding on certain unsecured bank term debt and repaid a portion of the Company's previous revolving credit facility. Historically, the Company has financed the purchase of significant businesses utilizing cash flow generated from operations and amounts available under its credit facilities. In addition, the issuance of the 1999 Notes increased the Company's liquidity by reducing its outstanding revolving credit borrowings and thereby increasing its available borrowing capacity.

The Company estimates the charges at completion of the merger and restructuring plan will total approximately $84 million pre-tax with approximately $79 million incurred to date.

The Company has adopted a plan by which it may repurchase up to $75 million of Company Common Stock through open market purchases, if the Company believes it is more advantageous to proceed than the projected results of other alternatives, utilizing primarily cash generated from operations and equity forward contracts.

The following table sets forth the Company's outstanding indebtedness and average interest rates at December 31, 2000. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

                              YEAR ENDED
                             DECEMBER 31,
                          -------------------
IN THOUSANDS                2000       1999
---------------------------------------------
Revolving credit
  agreement, 8.37%        $358,000   $368,000
9.375% Senior notes due
  2005                     175,000    175,000
Pulse note, 9.5%                --     16,990
5.5% Industrial revenue
  bond due 2008              6,169      6,749
Other                        1,028      1,848
                          -------------------
     Total                $540,197    568,587
     Less -- current
       portion                 751        743
                          -------------------
     Long-term portion    $539,446   $567,844
---------------------------------------------

Credit Agreement

In November 1999, in connection with the merger, WABCO terminated its then existing secured credit agreement and refinanced the then existing unsecured MotivePower credit agreement with a consortium of commercial banks. This unsecured credit agreement currently provides a $275 million five-year revolving credit facility expiring in 2004 and a 364 -day $213 million convertible revolving credit facility maturing in November 2001. In November 2000, the Company and the banks negotiated a reduction in the 364-day facility from $275 million to $213 million, primarily due to having credit availability in excess of current and forecasted needs in an effort to reduce commitment costs and other related fees. At December 31, 2000, the Company had available borrowing capacity, net of letters of credit, of approximately $106 million.

Under the credit agreement, the Company may elect a base rate, an interest rate based on the London Interbank Offered Rates of Interest ("LIBOR"), a cost of funds rate and a bid rate. The base rate is the greater of ABN AMRO Bank N.V.'s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 87.5 to 200 basis points depending on the Company's consolidated total indebtedness to cash flow ratios. The cost of funds rate is a fluctuating interest rate based on ABN AMRO Bank N.V.'s then cost of funds. Under the bid rate option, any participating bank may propose the interest rate at which it will lend funds, which rate may either be a fixed rate or a floating rate based on LIBOR.

The credit agreement limits the Company's ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The credit agreement contains various other covenants and restrictions including, without limitation, the following: a limitation on the incurrence of additional indebtedness; a limitation on mergers, consolidations and sales of assets and acquisitions; a limitation on liens; a limitation on sale and leasebacks; a limitation on investments, loans and advances; a limitation on certain debt payments; a limitation on capital expenditures; a minimum interest expense coverage ratio; and a maximum debt to cash flow ratio.

The credit agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and "change of control" of the Company.

Credit agreement borrowings bear variable interest rates indexed to common indexes such as LIBOR. The weighted-average contractual interest rate on credit agreement borrowings was 8.37% at December 31, 2000. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31, 2000, the notional value of interest rate swaps outstanding totaled $85 million and effectively changed the Company's interest rate from a variable rate to a fixed rate of 8.29%. The interest rate swap agreements mature in 2001 and 2003. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

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

Pulse Note

As partial payment for the 1995 Pulse acquisition, the Company issued a $17 million note due January 31, 2004, with interest at 9.5% to the former Pulse shareholder. In January 2000, this note was repaid.

Industrial Revenue Bond

In July 1998, a subsidiary of the Company entered into a 10-year $7.5 million debt obligation that bears an interest rate of 5.5% to provide financing for the purchase of a building used in the Company's operations.

Principal repayments of outstanding loan balances are due at various intervals until maturity. See Note 6 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

The Company is highly leveraged and its debt service obligations will continue to be substantial. The debt of the Company requires the dedication of a substantial portion of future cash flows to the payment of principal and interest on indebtedness, thereby reducing funds available for capital expenditures and future business opportunities that the Company believes are available. The Company believes, based on current levels of operations and forecasted earnings, cash flow and liquidity will be sufficient to fund its working capital and capital equipment needs as well as meeting the debt service requirements. If the Company's sources of funds were to fail to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place.

EFFECTS OF INFLATION

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

     -- political developments and laws and regulations, such as forced divestiture of assets, restrictions on production, imports or exports, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, and environmental regulations; and

     Transaction or Commercial Factors

     -- the outcome of negotiations with partners, governments, suppliers, customers or others.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with $274 million of variable-rate debt (after considering the effects of interest rate swaps, further described below), which represent 51% of total long-term debt at December 31, 2000 and 56% in 1999. Management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases (see Note 6 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report). At December 31, 2000, an instantaneous 100 basis point increase in interest rates would reduce the Company's annual earnings by $1.8 million, assuming no additional intervention strategies by management.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, and as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. In the application, the Company has concluded that its swap contracts qualify for "special cash flow hedge accounting" which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income on the balance sheet while creating some volatility in future earnings, due to market sensitivity and ineffectiveness in offsetting changes in interest rates of Wabtec's variable rate borrowings (see Note 17 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report). This fluctuation is not expected to have a material effect on the Company's financial condition, results of operations and liquidity.

FOREIGN CURRENCY EXCHANGE RISK

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of December 31, 2000, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2000, approximately 73% of Wabtec's net sales are in the United States (74% in 1999), 12% in Canada, 5% in Mexico, and 10% in other international locations, primarily Europe. (See
Note 16 of "Notes to Consolidated Financial Statements" included in Part II,
Item 8 of this report). At December 31, 2000, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 14, of Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10 THROUGH 13.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2001. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000. Information relating to the executive officers of the Company is set forth in
Part I.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

                                                                          PAGE
                                                                          ----
(a)    (1)  FINANCIAL STATEMENTS
            Reports of Independent Public Accountants                      25
            Consolidated Balance Sheets as of December 31, 2000 and 1999   27
            Consolidated Statements of Operations for the three years
              ended December 31, 2000, 1999 and 1998                       28
            Consolidated Statements of Cash Flows for the three years
              ended December 31, 2000, 1999 and 1998                       29
            Consolidated Statements of Shareholders' Equity for the
              three years ended December 31, 2000, 1999 and 1998           30
            Notes to Consolidated Financial Statements                     31
       (2)  FINANCIAL STATEMENT SCHEDULES
            Report of Independent Public Accountants                       50
            Schedule II -- Valuation and Qualifying Accounts               51
(b)         REPORTS ON FORM 8-K
            The Company filed a Current Report on Form 8-K on the date below pertaining to the following items:
            On November 14, 2000, text of press release announcing the settlement of a
                lawsuit filed by GE Harris (Items 5 and 7).

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     2.1    Amended and Restated Agreement and Plan of Merger, as
            amended (originally included as Annex A to the Joint Proxy
            Statement/Prospectus)                                               8
     3.1    Restated Certificate of Incorporation of the Company dated
            January 30, 1995, as amended March 30, 1995                         2
     3.3    Amended and Restated By-Laws of the Company, effective
            November 19, 1999                                                   8
     4.1    Form of Indenture between the Company and The Bank of New
            York with respect to the public offering of $100,000,000 of
            9 3/8% Senior Notes due 2005                                        2
     4.2    Form of Note (included in Exhibit 4.1)                              2
     4.3    First Supplemental Indenture dated as of March 21, 1997
            between the Company and The Bank of New York                        5
     4.4    Indenture dated as of January 12, 1999 by and between the
            Company and The Bank of New York with respect to the private offering of $75,000,000 of 9 3/8% Senior Notes due 2005,
            Series B                                                            7
     4.5    Form of Note (included in Exhibit 4.4)                              7
     10.1   MotivePower Stock Option Agreement (originally included as
            Annex B to the Joint Proxy Statement/Prospectus)                    8
     10.2   Westinghouse Air Brake Stock Option Agreement (originally
            included as Annex C to the Joint Proxy Statement/Prospectus)        8

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     10.3   Voting Agreement dated as of September 26, 1999 among
            William E. Kassling, Robert J. Brooks, Harvard Private
            Capital Holdings, Inc. Vestar Equity Partners, L.P. and
            MotivePower Industries, Inc. (originally included as Annex D
            to the Joint Proxy Statement/Prospectus)                            8
     10.5   Westinghouse Air Brake Company Employee Stock Ownership Plan
            and Trust, effective January 31, 1995                               2
     10.6   ESOP Loan Agreement dated January 31, 1995 between
            Westinghouse Air Brake Company Employee Stock Ownership
            Trust ("ESOP") and the Company (Exhibits omitted)                   2
     10.7   Employee Stock Ownership Trust Agreement dated January 31,
            1995 between the Company and U.S. Trust Company of
            California, N.A.                                                    2
     10.8   Pledge Agreement dated January 31, 1995 between ESOT and the
            Company                                                             2
     10.9   Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial
            institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank,
            and The Bank of New York (Schedules and Exhibits omitted)           9
     10.10  Amended and Restated Stockholders Agreement dated as of
            March 5, 1997 among the RAC Voting Trust ("Voting Trust"),
            Vestar Equity Partners, L.P. ("Vestar Equity"), Harvard
            Private Capital Holdings, Inc. ("Harvard"), American
            Industrial Partners Capital Fund II, L.P. ("AIP") and the
            Company                                                             5
     10.11  Common Stock Registration Rights Agreement dated as of
            January 31, 1995 among the Company, Scandinavian Incentive
            Holding B.V. ("SIH"), Voting Trust, Vestar Equity, Pulse
            Electronics, Inc., Pulse Embedded Computer Systems, Inc.,
            the Pulse Shareholders and ESOT (Schedules and Exhibits
            omitted)                                                            2
     10.12  Indemnification Agreement dated January 31, 1995 between the
            Company and the Voting Trust Trustees                               2
     10.13  Agreement of Sale and Purchase of the North American
            Operations of the Railway Products Group, an operating
            division of American Standard Inc., dated as of 1990 between
            Rail Acquisition Corp. and American Standard Inc. (only
            provisions on indemnification are reproduced)                       2
     10.14  Letter Agreement (undated) between the Company and American
            Standard Inc. on environmental costs and sharing                    2
     10.15  Purchase Agreement dated as of June 17, 1992 among the
            Company, Schuller International, Inc., Manville Corporation
            and European Overseas Corporation (only provisions on
            indemnification are reproduced)                                     2
     10.16  Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse
            Electronics, Inc., Pulse Embedded Computer Systems, Inc. and
            the Pulse Shareholders (Schedules and Exhibits omitted)             2
     10.17  License Agreement dated as of December 31, 1993 between SAB
            WABCO Holdings B.V. and the Company                                 2
     10.18  Letter Agreement dated as of January 19, 1995 between the
            Company and Vestar Capital Partners, Inc.                           2
     10.19  Westinghouse Air Brake Company 1995 Stock Incentive Plan, as
            amended                                                             7
     10.20  Westinghouse Air Brake Company 1995 Non-Employee Directors'
            Fee and Stock Option Plan, as amended                               9
     10.21  Employment Agreement between William E. Kassling and the
            Company                                                             2

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     10.22  Letter Agreement dated as of January 1, 1995 between the
            Company and Vestar Capital Partners, Inc.                           2
     10.23  Form of Indemnification Agreement between the Company and
            Authorized Representatives                                          2
     10.24  Share Purchase Agreement between Futuris Corporation Limited
            and the Company (Exhibits omitted)                                  2
     10.25  Purchase Agreement dated as of September 19, 1996 by and among Mark IV Industries, Inc., Mark IV PLC, and W&P Holding
            Corp. (Exhibits and Schedules omitted) (Originally filed as
            Exhibit No. 2.01)                                                   3
     10.26  Purchase Agreement dated as of September 19,1996 by and among Mark IV Industries Limited and Westinghouse Railway
            Holdings (Canada) Inc. (Exhibits and Schedules omitted)
            (Originally filed as Exhibit No. 2.02)                              3
     10.27  Amendment No. 1 to Amended and Restated Stockholders
            Agreement dated as of March 5, 1997 among the Voting Trust,
            Vestar, Harvard, AIP and the Company                                5
     10.28  Common Stock Registration Rights Agreement dated as of March
            5, 1997 among the Company, Harvard, AIP and the Voting Trust        5
     10.29  1998 Employee Stock Purchase Plan                                   7
     10.30  Sale Agreement dated as of August 7, 1998 by and between
            Rockwell Collins, Inc. and the Company (Schedules and
            Exhibits omitted) (Originally filed as Exhibit No. 2.01)            6
     10.31  Amendment No. 1 dated as of October 5, 1998 to Sale
            Agreement dated as of August 7, 1998 by and between Rockwell
            Collins, Inc. and the Company (Originally filed as Exhibit
            No. 2.02)                                                           6
     10.32  Westinghouse Air Brake Technologies Corporation 2000 Stock
            Incentive Plan                                                     10
     10.33  Amendment No. 1, dated as of November 16, 2000, by and among the Company and the Guarantors from Time to Time Party
            Thereto, and the Banks From Time to Time Party Thereto, and
            ABN AMRO Bank N.V. as bookrunner and co-syndication agent,
            The Bank of New York, as co-syndication agent, Mellon Bank,
            N.A., as documentation agent, and The Chase Manhattan Bank
            USA, N.A., (successor in interest to Chase Manhattan Bank
            Delaware), as an issuing bank, to the Amended and Restated
            Refinancing Credit Agreement, dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO
            Bank N.V., The Chase Manhattan Bank, and The Bank of New
            York which was filed as Exhibit 10.9 to the Company's Annual
            Report on Form 10-K for the period ended December 31, 1999
            (Exhibits omitted)                                                  1
     21     List of subsidiaries of the Company                                 1
     23     Consent of Arthur Andersen LLP                                      1
     23.1   Consent of Deloitte & Touche LLP                                    1
     99     Annual Report on Form 11-K for the year ended December 31,
            2000 of the Westinghouse Air Brake Company Employee Stock
            Ownership Plan and Trust                                            1

  FILING METHOD
  -------------
        1           Filed herewith.
        2           Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-90866).
        3           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 3, 1996.
        4           Filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-39159).
        5           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1997.
        6           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 5, 1998.
        7           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1998.
        8           Filed as part of the Company's Registration Statement on
                    Form S-4 (No. 333-88903).
        9           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1999.
        10          Filed as an exhibit to the Company's Quarterly Report on
                    Form 10-Q for the period ended June 30, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cashflows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the year ended December 31, 1998, we did not audit the consolidated financial statements of MotivePower Industries, Inc., a company acquired during 1999 in a transaction accounted for as a pooling-of-interests, as discussed in Note 4. Such statements are included in the consolidated financial statements of Westinghouse Air Brake Technologies Corporation and reflect total assets and total revenues of 38 percent and 35 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for MotivePower Industries, Inc, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 12, 2001

                          INDEPENDENT AUDITOR'S REPORT

TO THE STOCKHOLDERS AND BOARD OF
DIRECTORS OF MOTIVEPOWER INDUSTRIES, INC.:

We have audited the consolidated statements of income, stockholders' equity and cash flows for MotivePower Industries, Inc. and subsidiaries for the year ended December 31, 1998, not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of MotivePower Industries, Inc. for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 11, 1999 (March 2, 1999 as to Note 18)

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
IN THOUSANDS, EXCEPT SHARE AND PAR VALUE                        2000         1999
------------------------------------------------------------------------------------
                                       ASSETS
CURRENT ASSETS
Cash........................................................  $   6,071    $   7,056
Accounts receivable.........................................    194,379      179,734
Inventories.................................................    202,828      211,396
Deferred taxes..............................................     23,777       26,173
Income tax receivable.......................................      6,479           --
Other.......................................................     14,021       12,889
                                                              ----------------------
    Total current assets....................................    447,555      437,248
Property, plant and equipment...............................    407,322      395,687
Accumulated depreciation....................................   (192,677)    (172,996)
                                                              ----------------------
    Property, plant and equipment, net......................    214,645      222,691
OTHER ASSETS
Prepaid pension costs.......................................      7,100        9,178
Contact underbillings.......................................     23,898       27,710
Goodwill, net...............................................    226,597      233,760
Other intangibles, net......................................     38,797       43,287
Other noncurrent assets.....................................     25,455       22,802
                                                              ----------------------
    Total other assets......................................    321,847      336,737
                                                              ----------------------
         Total Assets.......................................  $ 984,047    $ 996,676
                                                              ----------------------
                                                              ----------------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt...........................  $     751    $     743
Accounts payable............................................     86,316       87,388
Accrued merger and restructuring costs......................      6,257        8,705
Accrued income taxes........................................      8,758        5,155
Customer deposits...........................................     25,125       31,827
Accrued compensation........................................     17,013       15,754
Accrued warranty............................................     23,482       26,832
Other accrued liabilities...................................     22,954       17,808
                                                              ----------------------
    Total current liabilities...............................    190,656      194,212
Long-term debt..............................................    539,446      567,844
Reserve for postretirement and pension benefits.............     19,387       19,918
Deferred income taxes.......................................     17,110        8,054
Commitments and contingencies...............................     12,852       18,933
  Other long-term liabilities...............................      8,225        5,837
                                                              ----------------------
    Total liabilities.......................................    787,676      814,798
SHAREHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, no shares
  issued....................................................         --           --
Common stock, $.01 par value; 100,000,000 shares authorized:
    65,447,867 shares issued and 42,841,985 outstanding at
    December 31, 2000 and 51,529,331 shares outstanding at
    December 31, 1999.......................................        654          654
Additional paid-in capital..................................    273,494      318,357
Treasury stock, at cost, 22,605,882 and 13,918,536 shares,
  respectively..............................................   (281,665)    (201,711)
Unearned ESOP shares, at cost, 8,366,076 shares at December
  31, 1999..................................................         --     (125,491)
Retained earnings...........................................    218,470      194,772
Deferred compensation.......................................        900        6,595
Accumulated other comprehensive income (loss)...............    (15,482)     (11,298)
                                                              ----------------------
    Total shareholders' equity..............................    196,371      181,878
                                                              ----------------------
    Liabilities and Shareholders' Equity....................  $ 984,047    $ 996,676
                                                              ----------------------
                                                              ----------------------

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                        2000          1999           1998
-----------------------------------------------------------------------------------------------
Net sales.............................................  $1,027,976    $1,121,068     $1,036,127
Cost of sales.........................................    (750,176)     (787,889)      (734,426)
                                                        ---------------------------------------
     Gross profit.....................................     277,800       333,179        301,701
Selling, general and administrative expenses..........    (114,069)     (121,990)      (113,581)
Merger and restructuring charges......................     (27,142)      (43,648)            --
Engineering expenses..................................     (32,466)      (35,724)       (31,636)
Amortization expense..................................     (14,643)      (15,808)       (11,455)
                                                        ---------------------------------------
     Total operating expenses.........................    (188,320)     (217,170)      (156,672)
     Income from operations...........................      89,480       116,009        145,029
Other income and expenses
  Interest expense....................................     (45,505)      (44,420)       (37,111)
  Investment income -- Argentina......................          --            --         10,362
  Other income, (expense) net.........................       3,620           (90)         3,031
                                                        ---------------------------------------
     Income before income taxes and extraordinary
       item...........................................      47,595        71,499        121,311
Income tax expense....................................     (22,202)      (33,557)       (42,115)
                                                        ---------------------------------------
     Income before extraordinary item.................      25,393        37,942         79,196
Extraordinary loss on extinguishment of debt, net of
  tax.................................................          --        (1,319)        (5,345)
                                                        ---------------------------------------
     Net income.......................................  $   25,393    $   36,623     $   73,851
                                                        ---------------------------------------
                                                        ---------------------------------------
EARNINGS PER COMMON SHARE
Basic
     Income before extraordinary item.................  $     0.59    $     0.88     $     1.85
     Extraordinary item...............................          --         (0.03)         (0.13)
                                                        ---------------------------------------
     Net income.......................................  $     0.59    $     0.85     $     1.72
                                                        ---------------------------------------
                                                        ---------------------------------------
Diluted
     Income before extraordinary item.................  $     0.59    $     0.86     $     1.79
     Extraordinary item...............................          --         (0.03)         (0.12)
                                                        ---------------------------------------
     Net income.......................................  $     0.59    $     0.83     $     1.67
                                                        ---------------------------------------
                                                        ---------------------------------------
Weighted average shares outstanding
     Basic............................................      43,318        43,287         42,750
     Diluted..........................................      43,382        44,234         44,141
                                                        ---------------------------------------

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
IN THOUSANDS                                                 2000         1999          1998
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income...............................................  $ 25,393     $ 36,623      $  73,851
Adjustments to reconcile net income to cash provided by
  operations:
  Extraordinary loss on extinguishment of debt...........        --        1,319          5,345
  Depreciation and amortization..........................    41,662       42,614         36,615
  Provision for ESOP contribution........................     1,315        4,078          4,472
  Gain on sale of product line...........................    (4,375)          --             --
  Deferred income taxes..................................    12,193        8,189          6,283
  Other, primarily non-cash portion of merger and
     restructuring charges...............................     3,106        8,907             --
  Changes in operating assets and liabilities, net of
     acquisitions
     Accounts receivable.................................   (17,513)      16,611        (42,419)
     Inventories.........................................     6,716      (12,875)       (20,426)
     Underbillings.......................................     3,812         (935)         5,523
     Accounts payable....................................        90      (13,661)        22,316
     Accrued income taxes................................    (4,926)      (2,897)        12,025
     Accrued liabilities and customer deposits...........     4,026       (9,004)       (22,609)
     Commitments and contingencies.......................    (6,081)        (272)         3,653
     Other assets and liabilities........................    (5,204)      (1,308)       (11,218)
                                                           ------------------------------------
       Net cash provided by operating activities.........    60,214       77,389         73,411
INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net......   (26,335)     (30,808)       (57,838)
     Acquisitions of businesses, net of cash acquired....      (650)     (32,242)      (180,199)
     Cash received from disposition of product line......     5,500           --             --
     Other...............................................        --       (3,321)        (5,758)
                                                           ------------------------------------
       Net cash used for investing activities............   (21,485)     (66,371)      (243,795)
FINANCING ACTIVITIES
     (Repayments of) proceeds from credit agreements.....   (10,000)     (38,555)       109,668
     Proceeds from senior notes offering.................        --       75,000             --
     (Repayments of) proceeds from other borrowings......   (18,390)     (41,473)        48,506
     Decrease in restricted cash.........................        --           --          5,194
     Debt issuance fees..................................        --           --         (3,819)
     Purchase of treasury stock..........................   (12,215)     (10,630)            --
     Proceeds from treasury stock from stock based
       benefit plans.....................................     4,291        4,911          3,372
     Cash dividends......................................    (1,695)        (986)          (980)
                                                           ------------------------------------
       Net cash (used for) provided by financing
          activities.....................................   (38,009)     (11,733)       161,941
Effect of changes in currency exchange rates.............    (1,705)      (1,212)          (307)
                                                           ------------------------------------
  Decrease in cash.......................................      (985)      (1,927)        (8,750)
     Cash, beginning of year.............................     7,056        8,983         17,733
                                                           ------------------------------------
     Cash, end of year...................................  $  6,071     $  7,056      $   8,983
                                                           ------------------------------------
                                                           ------------------------------------

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           ADDITIONAL               UNEARNED
                                  COMPREHENSIVE   COMMON    PAID-IN     TREASURY      ESOP      RETAINED    DEFERRED
In thousands                        INCOME        STOCK     CAPITAL       STOCK      SHARES     EARNINGS   COMPENSATION
-----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                         $652     $311,131    $(190,657)  $(131,273)  $ 86,264     $   (781)
Cash dividends..................                                                                    (980)
Compensatory stock options
  granted through a Rabbi
  Trust.........................                                           (4,536)                              4,536
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net
  of tax........................                               1,988        3,003                                 196
Allocation of ESOP shares, net
  of tax effect.................                               1,036                    2,801
Net income......................     $73,851                                                      73,851
Translation adjustment..........      (3,104)

                                    -----------------------------------------------------------------------------------
                                     $70,747
                                     =======
BALANCE, DECEMBER 31, 1998                          652      314,155     (192,190)   (128,472)   159,135        3,951
Cash dividends..................                                                                    (986)
Purchase of treasury stock......                                          (10,630)
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net
  of tax........................                      2        3,522        3,200                                 553
Allocation of ESOP shares, net
  of tax effect.................                                 680                    2,981
Compensatory stock options
  granted through a Rabbi
  Trust.........................                                           (2,091)                              2,091
Net income......................     $36,623                                                      36,623
Translation adjustment..........       1,857

                                    -----------------------------------------------------------------------------------
                                     $38,480
                                     =======
BALANCE, DECEMBER 31, 1999                          654      318,357     (201,711)   (125,491)   194,772        6,595
Cash dividends..................                                                                  (1,695)
Purchase of treasury stock......                                          (12,215)
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net
  of tax........................                              (3,697)       9,545                                  31
Compensatory stock options
  granted through a Rabbi
  Trust.........................                                            5,726                              (5,726)
Allocation of ESOP shares, net
  of tax effect.................                                (434)                   1,749
ESOP Termination................                             (40,732)     (83,010)    123,742
Net income......................     $25,393                                                      25,393
Translation adjustment..........      (4,184)
                                     -------
                                     $21,209
                                     =======
                                                   --------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                         $654     $273,494    $(281,665)         --   $218,470     $    900
                                                   ====================================================================

                                  ACCUMULATED
                                    OTHER
                                  COMPREHENSIVE
In thousands                      INCOME (LOSS)
-------------------------------------------------------------
BALANCE, DECEMBER 31, 1997          $(10,051)
Cash dividends..................
Compensatory stock options
  granted through a Rabbi
  Trust.........................
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net
  of tax........................
Allocation of ESOP shares, net
  of tax effect.................
Net income......................
Translation adjustment..........      (3,104)
                                  ----------
BALANCE, DECEMBER 31, 1998           (13,155)
Cash dividends..................
Purchase of treasury stock......
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net
  of tax........................
Allocation of ESOP shares, net
  of tax effect.................
Compensatory stock options
  granted through a Rabbi
  Trust.........................
Net income......................
Translation adjustment..........       1,857
                                  ----------
BALANCE, DECEMBER 31, 1999
Cash dividends..................     (11,298)
Purchase of treasury stock......
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net
  of tax........................
Compensatory stock options
  granted through a Rabbi
  Trust.........................
Allocation of ESOP shares, net
  of tax effect.................
ESOP Termination................
Net income......................
Translation adjustment..........      (4,184)
                                  ----------
BALANCE, DECEMBER 31, 2000          $(15,482)
                                  ==========

        The accompanying notes are an integral part of these statements

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Westinghouse Air Brake Technologies Corporation (the "Company") is one of North America's largest manufacturers of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company was formed in November 1999 from the merger of Westinghouse Air Brake Company and MotivePower Industries, Inc. Our major products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers. Our major product offerings include electronic controls and monitors, air brakes, traction motors, cooling equipment, turbochargers, low-horsepower locomotives, couplers, door controls, draft gears and brake shoes. We aggressively pursue technological advances with respect to both new product development and product enhancements. The Company has its headquarters in Wilmerding, Pennsylvania and has 6,244 employees at facilities throughout the world.

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

INVENTORIES Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. Cores inventory is defined as inventory units designated for unit exchange programs. The components of inventory, net of reserves, were:

                             DECEMBER 31,
                          -------------------
IN THOUSANDS                2000       1999
---------------------------------------------
Cores                     $ 28,213   $ 29,999
Raw materials               95,430     99,948
Work-in-process             53,240     47,319
Finished goods              25,945     34,130
                          -------------------
     Total inventory      $202,828   $211,396
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

                                     YEARS
--------------------------------------------
Land improvements                   10 to 20
Buildings and improvements          20 to 40
Machinery and equipment             3 to 15
Locomotive leased fleet             4 to 15
--------------------------------------------

Accelerated depreciation methods are utilized for income tax purposes.

The major classes of depreciable assets are as follows:

                            DECEMBER 31,
                       ----------------------
IN THOUSANDS             2000         1999
---------------------------------------------
Machinery and
  equipment            $ 255,153    $ 245,199
Buildings and
  improvements           134,847      132,276
Land and improvements     14,303       14,266
Locomotive leased
  fleet                    3,019        3,946
                       ----------------------
  Plant, property &
     equipment, cost     407,322      395,687
  Less accumulated
     depreciation       (192,677)    (172,996)
                       ----------------------
     Total             $ 214,645    $ 222,691
---------------------------------------------

INTANGIBLE ASSETS Goodwill is amortized on a straight-line basis over 40 years. Other intangibles are amortized on a straight-line basis over their estimated economic lives. Goodwill and other intangible assets, including patents and tradenames, are periodically reviewed for impairment based on an assessment of future operations that indicate the remaining balance of the intangible asset may not be recoverable. The Company's reviews for impairment, to date, have not resulted in any revision to intangible assets or their related amortization periods (see Note 5).

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 does not change existing literature on revenue recognition, but rather explains and clarifies the SEC staff's general framework for revenue recognition. SAB 101 did not require the Company to change existing revenue recognition policies and therefore, had no impact on the Company's results of operations, or financial condition as of December 31, 2000.

STOCK-BASED COMPENSATION The Company accounts for stock-based compensation, including stock options and employee stock purchases, under APB Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 11 for related pro forma disclosures).

RESEARCH AND DEVELOPMENT Research and development costs are charged to expense as incurred. For the years ended December 31, 2000, 1999 and 1998, the Company incurred costs of approximately $32.5 million, $34.5 million and $30.4 million, respectively.

WARRANTY COSTS Warranty costs are accrued based on management's estimates of repair or upgrade costs per unit and historical experience. In recent years, the Company has introduced several new products. The Company does not have the same level of historical warranty experience for these new products as it does for its continuing products. Therefore, warranty reserves have been established for these new products based upon management's estimates. Actual future results may vary from such estimates. Warranty expense was $16.4 million, $10.8 million and $14 million for 2000, 1999 and 1998, respectively. Warranty reserves were $23.5 million and $26.8 million at December 31, 2000 and 1999, respectively.

FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES The Company periodically enters into interest rate swap agreements to reduce the impact of interest rate changes on its variable rate borrowings. Interest rate swaps are agreements with a counterparty to exchange periodic interest payments (such as pay fixed, receive variable) calculated on a notional principal amount. The interest rate differential to be paid or received is accrued to interest expense (see Note 6).

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, and as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. In the application, the Company has concluded its interest rate swap contracts qualify for "special cash flow hedge accounting" which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income on the balance sheet while creating some volatility in future earnings, due to market sensitivity and ineffectiveness in offsetting changes in interest rates of the Company's variable rate borrowings.

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

FOREIGN CURRENCY TRANSLATION Assets and liabilities of foreign subsidiaries, except for the Company's Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company's consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The effects of currency exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and carried as a component of shareholders' equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings.

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

OTHER COMPREHENSIVE INCOME Comprehensive income is defined as net income and all other nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments.

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK The Company's trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company's consolidated net sales in 2000, 1999, or 1998. The allowance for doubtful accounts was $3.9 million and $4 million as of December 31, 2000 and 1999, respectively.

EMPLOYEES As of December 31, 2000, approximately 42% of the Company's workforce was covered by collective bargaining agreements. These agreements are generally effective through 2001, 2002 and 2003.

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

3. SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                        IN THOUSANDS                            2000        1999         1998
------------------------------------------------------------------------------------------------
Interest paid during the year...............................  $45,871     $ 44,087     $ 37,391
Income taxes paid during the year...........................   14,935       30,635       27,434
Young Radiator acquisition:
  Fair value of assets acquired.............................       --           --       89,594
     Liabilities assumed....................................       --           --      (10,188)
                                                                                       ---------
       Cash paid............................................       --           --       79,406
     Less cash acquired.....................................       --           --       11,721
                                                                                       ---------
     Net cash paid..........................................       --           --       67,685
                                                                                       ---------
                                                                                       ---------
Rockwell Railroad Electronics acquisition:
  Fair value of assets acquired.............................       --           --       95,246
     Liabilities assumed....................................       --           --      (15,246)
                                                                                       ---------
       Cash paid............................................       --           --       80,000
     Less cash acquired.....................................       --           --           --
                                                                                       ---------
     Net cash paid..........................................       --           --       80,000
                                                                                       ---------
                                                                                       ---------
Other business acquisitions:
  Fair value of assets acquired.............................      897       48,202       51,969
     Liabilities assumed....................................     (247)     (14,646)     (19,452)
                                                              ----------------------------------
       Cash paid............................................      650       33,556       32,517
     Less cash acquired.....................................       --        1,314            3
                                                              ----------------------------------
     Net cash paid..........................................      650       32,242       32,514
                                                              ----------------------------------
                                                              ----------------------------------
Noncash investing and financing activities:
     Deferred compensation..................................    5,726        2,091        4,536
     Treasury stock.........................................   (5,726)      (2,091)      (4,536)
------------------------------------------------------------------------------------------------

4. MERGERS AND ACQUISITIONS

On November 19, 1999, WABCO completed its merger with MotivePower Industries, Inc. a leading manufacturer and supplier of locomotive components, fleet overhauls and related services. The Company issued approximately 18 million shares of Common Stock to former MotivePower shareholders and reserved for the contingent exercise of stock options approximately 2 million shares, in a transaction that was accounted for by the pooling-of-interests accounting method. Accordingly, the prior period consolidated financial statements have been restated giving effect to this transaction as if it had occurred as of the beginning of the earliest period presented.

The combined results of the Company and separate results of WABCO and MotivePower for the periods preceding the merger are as follows:

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------
                                    EXTRAORDINARY
IN THOUSANDS             SALES          ITEM        NET INCOME
--------------------------------------------------------------
WABCO                  $  557,656      $  (469)      $37,652
MotivePower               294,347           --        22,376
                       ---------------------------------------
    Combined           $  852,003      $  (469)      $60,028
--------------------------------------------------------------

             FOR THE YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------
                                    EXTRAORDINARY
IN THOUSANDS             SALES          ITEM        NET INCOME
--------------------------------------------------------------
WABCO                  $  670,909      $(3,315)      $41,654
MotivePower               365,218       (2,030)       32,197
                       ---------------------------------------
    Combined           $1,036,127      $(5,345)      $73,851
--------------------------------------------------------------

During 2000 and 1999, the Company completed the following acquisitions:

 i) In July 2000, the Company purchased certain assets of Iron Fireman, a manufacturer of transportation boiler equipment for $650,000.

 ii) In January 1999, the Company acquired certain assets of G&G Locotronics, a privately held designer of high voltage electrical cabinets and control stands for locomotives, for total consideration of $17.8 million.

iii) In January 1999, the Company acquired 100% of the Common Stock of Q-Tron, Ltd., a privately held designer and manufacturer of locomotive electronics equipment, for total consideration of $14.9 million.

iv) In February 1999, the Company acquired the mass transit electrical inverter and converter product line of AGC System & Technologies, Inc. of Canada for approximately $960,000.

These acquisitions were accounted for under the purchase method. Accordingly, the results of operations of the applicable acquisition are included in the Company's financial statements prospectively from the acquisition date. The excess of the purchase price over the fair value of identifiable net assets of approximately $26 million was allocated to goodwill and is being amortized on a straight-line basis over 40 years.

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

The following unaudited pro forma results of operations, including the effects of pro forma adjustments related to the acquisition of Rockwell and Young have been prepared as if these transactions occurred at the beginning of 1998:

                                  (UNAUDITED)
IN THOUSANDS, EXCEPT PER SHARE       1998
---------------------------------------------
Net sales                         $1,116,846
Income before extraordinary item      76,328
Net income                            70,983
Diluted earnings per share
  As reported                     $     1.67
  Pro forma                       $     1.61
---------------------------------------------

The pro forma financial information above does not purport to present what the Company's results of operations would have been if these two acquisitions had actually occurred on January 1, 1998, or to project the Company's results of operations for any future period, and does not reflect anticipated cost savings through the combination of these operations.

5. INTANGIBLES

Intangible assets of the Company, other than goodwill, consist of the following:

                                  DECEMBER 31,
                                -----------------
IN THOUSANDS                     2000      1999
-------------------------------------------------
Patents, tradenames/trademarks
  and other, net of
  accumulated amortization of
  $38,006 and $35,820 (3-40
  years)                        $33,239   $35,333
Covenants not to compete, net
  of accumulated amortization
  of $18,756 and $16,381 (5
  years)                          5,558     7,954
                                -----------------
    Total                       $38,797   $43,287
-------------------------------------------------

At December 31, 2000 and 1999, goodwill totaled $226.6 million and $233.8 million, net of accumulated amortization of $29.7 million and $23.4 million, respectively.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

                                 DECEMBER 31,
                              -------------------
IN THOUSANDS                    2000       1999
-------------------------------------------------
Revolving credit agreement    $358,000   $368,000
9.375% Senior notes due 2005   175,000    175,000
Pulse note                          --     16,990
5.5% Industrial revenue bond
  due 2008                       6,169      6,749
Other                            1,028      1,848
                              -------------------
    Total                      540,197    568,587
    Less-current portion           751        743
                              -------------------
    Long-term portion         $539,446   $567,844
-------------------------------------------------

Credit Agreement

In November 1999, in connection with the merger, WABCO terminated its then existing secured credit agreement and refinanced the then existing unsecured MotivePower credit agreement with a consortium of commercial banks. This resulted in an unsecured credit agreement which provided a $275 million five-year revolving credit facility expiring in 2004 and a 364-day $275 million convertible revolving credit facility. In November 2000, the Company and the banks negotiated a reduction in the 364-day facility from $275 million to $213 million, primarily due to having credit availability in excess of current and forecasted needs in an effort to reduce commitment costs and other related fees. At December 31, 2000, the Company had available borrowing capacity, net of letters of credit, of approximately $106 million. In connection with the establishment of its new revolving credit facilities in 1999, the Company wrote off previously deferred financing costs of approximately $850,000, net of tax ($.02 per diluted share), which has been reported as an extraordinary item in the accompanying financial statements.

Under the credit agreement, the Company may elect a base rate, an interest rate based on the London Interbank Offered Rates of Interest ("LIBOR"), a cost of funds rate and a bid rate. The base rate is the greater of ABN AMRO Bank N.V.'s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 87.5 to 200 basis points depending on the Company's consolidated total indebtedness to cash flow ratios. The cost of funds rate is a fluctuating interest rate based on ABN AMRO Bank N.V.'s then cost of funds. Under the bid rate option, any participating bank may propose the interest rate at which it will lend funds, which rate may either be a fixed rate or a floating rate based on LIBOR.

The credit agreement limits the Company's ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The credit agreement contains various other covenants and restrictions including, without limitation, the following: a limitation on the incurrence of additional indebtedness; a limitation on mergers, consolidations and sales of assets and acquisitions; a limitation on liens; a limitation on sale and leasebacks; a limitation on investments, loans and advances; a limitation on certain debt payments; a limitation on capital expenditures; a minimum interest expense coverage ratio; and a maximum debt to cash flow ratio.

The credit agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and "change of control" of the Company.

Credit agreement borrowings bear variable interest rates indexed to common indexes such as LIBOR. The weighted-average contractual interest rate on credit agreement borrowings was 8.37% at December 31, 2000. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31, 2000, the notional value of interest rate swaps outstanding totaled $85 million and effectively changed the Company's interest rate from a variable rate to a fixed rate of 8.29%. The interest rate swap agreements mature in 2001 and 2003. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

9 3/8% Senior Notes Due June 2005

In June 1995, the Company issued $100 million of 9.375% Senior Notes due in 2005 (the "1995 Notes"). In January 1999, the Company issued an additional $75 million of 9.375% Senior Notes which are due in 2005 (the "1999 Notes"; the 1995 Notes and the 1999 Notes are collectively, the "Notes"). The 1999 Notes were issued at a premium resulting in an effective rate of 8.5%. The terms of the 1995 Notes and the 1999 Notes are substantially the same, and the 1995 Notes and the 1999 Notes were issued pursuant to indentures that are substantially the same. The issuance of the 1999 Notes improved the Company's financial liquidity by i) using a portion of the proceeds to repay a short-term, $30 million loan associated with the Rockwell acquisition that bore interest at 9.56%; ii) using a portion of the proceeds to repay variable-rate revolving credit borrowings thereby increasing amounts available under the revolving credit facility; and
iii) repaying the remaining unpaid principal of a $10.2 million loan from a prior acquisition. As a result of this issuance, the Company wrote off previously capitalized debt issuance costs of $469,000, net of tax, or approximately $.01 per diluted share, in 1999.

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

Pulse Note

As partial payment for the 1995 Pulse acquisition, the Company issued a $17 million note due January 31, 2004, with interest at 9.5% to the former Pulse shareholder. In January 2000, this note was repaid.

Industrial Revenue Bond

In July 1998, a subsidiary of the Company entered into a 10 year $7.5 million debt obligation that bears an interest rate of 5.5% to provide financing for the purchase of a building used in the Company's operations.

Scheduled principal repayments of outstanding loan balances required as of December 31, 2000 are as follows:

In thousands
--------------------------------------------
  2001                              $    751
  2002                                 1,369
  2003                                   778
  2004                               358,788
  2005                               175,552
  Future years                         2,959
                                    --------
     Total                          $540,197
--------------------------------------------

7. EMPLOYEE BENEFIT PLANS

                                                         PENSION PLANS       POSTRETIREMENT PLANS
In thousands, except percentages                      -------------------    ---------------------
AS OF OR FOR THE YEAR ENDED DECEMBER 31,                2000       1999        2000        1999
--------------------------------------------------------------------------------------------------
DEFINED BENEFIT PLANS
CHANGE IN BENEFIT OBLIGATION
  Obligation at beginning of year...................  $(60,359)  $(63,650)   $(18,595)   $(20,611)
  Service cost......................................    (1,492)    (1,746)       (231)       (337)
  Interest cost.....................................    (4,572)    (4,231)     (1,430)     (1,364)
  Participant contributions.........................      (298)       (40)         --          --
  Special termination benefits......................    (2,957)        --          --          --
  Plan amendments...................................        --       (461)         --        (205)
  Actuarial gain (loss).............................    (2,505)     7,427        (874)      3,440
  Benefits paid.....................................    12,895      3,988         696         563
  Obligation assumed through an acquisition.........        --         --          --         (81)
  Effect of currency rate changes...................       879     (1,646)         --          --
                                                      --------------------------------------------
     Obligation at end of year......................  $(58,409)  $(60,359)   $(20,434)   $(18,595)
                                                      --------------------------------------------
                                                      --------------------------------------------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year....  $ 74,554   $ 68,290          --          --
  Actual return on plan assets......................     2,584      6,458          --          --
  Employer contribution.............................     2,521      2,325          --          --
  Participant contributions.........................       298         40          --          --
  Benefits paid.....................................   (12,895)    (3,988)         --          --
  Administrative expenses...........................      (112)      (257)         --          --
  Effect of currency rate changes...................    (1,240)     1,686          --          --
                                                      --------------------------------------------
     Fair value of plan assets at end of year.......  $ 65,710   $ 74,554          --          --
                                                      --------------------------------------------
                                                      --------------------------------------------
FUNDED STATUS
  Funded status at year end.........................  $  7,301   $ 14,195    $(20,434)   $(18,595)
  Unrecognized net actuarial (gain) loss............    (3,305)   (10,109)      1,112         359
  Unrecognized prior service cost...................     2,806      3,212         (26)        (83)
  Unrecognized transition obligation................        --         --         259         281
                                                      --------------------------------------------
  Prepaid (accrued) benefit cost....................  $  6,802   $  7,298    $(19,089)   $(18,038)
                                                      --------------------------------------------
                                                      --------------------------------------------

                                                  PENSION PLANS             POSTRETIREMENT PLANS
                                           ---------------------------    ------------------------
                                            2000      1999      1998       2000     1999     1998
--------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST
Service cost.............................  $ 1,492   $ 1,746   $ 1,363    $  231   $  337   $  400
  Interest cost..........................    4,572     4,231     2,904     1,430    1,364    1,304
  Expected return on plan assets.........   (6,708)   (6,045)   (3,968)       --       --       --
  Net amortization/deferrals.............      219       734     1,072        69      233      230
                                           -------------------------------------------------------
     Net periodic benefit (income)
       cost..............................  $  (425)  $   666   $ 1,371    $1,730   $1,934   $1,934
                                           -------------------------------------------------------
                                           -------------------------------------------------------
ASSUMPTIONS
  Discount rate..........................     7.25%     7.75%     6.75%      7.5%       8%    6.75%
  Expected long-term rate of return......        9%        9%       10%       na       na       na
  Rate of compensation increase..........        5%        5%        5%       na       na       na
--------------------------------------------------------------------------------------------------

A 1% change in the assumed health care cost trend rate will change the amount of expense recognized for the postretirement plans by approximately $200,000 for each future year, and change the accu-mulated postretirement benefit obligation by approximately $2.5 million.

The composition of plan assets consists primarily of equities, corporate bonds, governmental notes and temporary investments.

In 2000, as a result of an early retirement package offered to certain union employees, the Company incurred a charge of approximately $3 million reflected above as a special termination benefit.

Included in the above table, the Company had a $0.3 million pension plan benefit obligation that was in excess of plan assets at December 31, 2000.

DEFINED CONTRIBUTION PLANS

Costs recognized under multi-employer and other defined contribution plans are summarized as follows:

IN THOUSANDS             2000     1999     1998
------------------------------------------------
Multi-employer pension
  and health & welfare
  plans                 $2,399   $2,251   $3,765
401(k) savings and
  other defined
  contribution plans     6,164    1,782    1,298
Employee stock
  ownership plan
  (ESOP)                 1,315    4,078    4,472
                        ------------------------
    Total               $9,878   $8,111   $9,535
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

The Company also participates in a variety of defined contribution, 401(k) and multiemployer pension, health and welfare plans. Additionally, the Company has stock option-based benefit and other plans further described in Note 11.

8. EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (ESOP)

Effective January 31, 1995, the Company established the Westinghouse Air Brake Company Employee Stock Ownership Plan and Trust (ESOP) to enable participating employees to obtain ownership interests in the Company. Employees eligible to participate in the ESOP primarily include the salaried U.S. employees and, as described in Note 7, the ESOP contributions were intended to supplement or replace other salaried employee benefit plans.

In connection with the establishment of the ESOP, the Company made a $140 million loan to the ESOP, which was used to purchase 9,336,000 shares of the Company's outstanding common stock. The ESOP loan initially had a term of 50 years with interest at 8.5% and was collateralized by the shares purchased by the ESOP. Company contributions to the ESOP were used to repay the ESOP loan's annual debt service requirements of approximately $12 million. The Company was obligated to contribute amounts sufficient to repay the ESOP loan. The ESOP used such Company contributions to repay the ESOP loan. Approximately 187,000 shares were to be allocated annually to participants over a 50-year period. These transactions occurred simultaneously and, for accounting purposes, offset each other. Allocated ESOP shares through August 1, 2000 were approximately 1.1 million shares.

Under a plan that was devised to terminate the ESOP in order to provide a comparable retirement benefit structure between the former WABCO and MotivePower employees, Company contributions to the ESOP ceased August 1, 2000. Due to certain regulatory and other administrative constraints, the Trust and the ESOP loan continue in place and the voting rights of the unallocated ESOP shares continue to be governed by the Trust until the termination has been effected. For accounting purposes, the unallocated shares are considered Treasury Stock at December 31, 2000.

Effective August 1, 2000, cash contributions are made to the Company's existing defined contribution 401(k) plan in lieu of Company Common Stock previously contributed to ESOP participants and the Company anticipates making additional discretionary cash contributions to former ESOP participants over the next three years, for which the Company estimates the costs to be $2 million per year. Also in 2000, the Company incurred a $5.1 million non-cash charge for the write-off of the related deferred tax asset, due to its ESOP tax benefits, that otherwise would have been realized had the ESOP continued, will not be utilized in future periods. This charge is reported within the caption "Income tax expense" in the consolidated statement of operations.

9. INCOME TAXES

The provision for income taxes consisted of the following:

                         YEAR ENDED DECEMBER 31,
                       ---------------------------
IN THOUSANDS            2000      1999      1998
--------------------------------------------------
Current taxes Federal  $    --   $12,569   $22,871
  State                  1,009     2,264     1,862
  Foreign                8,999    10,535    11,099
                       ---------------------------
                        10,008    25,368    35,832
Deferred taxes
  Federal                8,669     2,596     5,311
  State                    749    (1,020)     (387)
  Foreign                2,776     6,613     1,359
                       ---------------------------
                        12,194     8,189     6,283
                       ---------------------------
     Total provision   $22,202   $33,557   $42,115
--------------------------------------------------

The 1999 and 1998 provision excludes $0.8 million and $2.0 million, respectively, for the income tax effect of the extraordinary loss. (See Note 6).

The components of income before taxes for U.S. and foreign operations were $23.4 million and $24.2 million, respectively, for 2000, $38.7 million and $32.8 million, respectively, for 1999, and $81.2 million and $40.1 million, respectively, for 1998.

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate is provided below:

                         YEAR ENDED DECEMBER 31,
                         -----------------------
                         2000     1999     1998
------------------------------------------------
U.S. federal statutory
  rate                   35.0%    35.0%    35.0%
State taxes               0.8      3.2      1.5
Foreign                   2.2      0.8     (1.8)
Valuation allowance        --     (1.3)      --
Merger and
  Restructuring charge     --     11.3       --
ESOP                     10.6       --       --
Other, net               (1.9)    (2.1)      --
                         -----------------------
  Effective rate         46.7%    46.9%    34.7%
------------------------------------------------

Components of deferred tax assets and liabilities were as follows:

                              DECEMBER 31,
                           -------------------
IN THOUSANDS                 2000       1999
----------------------------------------------
Accrued expenses and
  reserves                 $  9,083   $  9,044
ESOP                             --      5,067
Employee benefits/pension    10,730      6,352
Inventory                     3,295      2,445
Accrued warranty              7,455      8,202
Restructuring reserve         3,842      4,599
Deferred debt costs           1,405         --
Net operating loss            6,690      9,429
Plant, equipment and
  intangibles               (20,678)   (10,613)
Underbillings                (7,815)    (7,734)
Other                         1,301        (31)
                           -------------------
                             15,308     26,760
Valuation allowance          (8,641)    (8,641)
                           -------------------
  Net deferred tax assets  $  6,667   $ 18,119
                           -------------------

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

The Company's net operating loss carryforward for the year ended December 31, 2000 is $18.9 million, and will expire in 2010.

10. EARNINGS PER SHARE

The computation of earnings per share is as follows:

                         YEAR ENDED DECEMBER 31,
In thousands,          ---------------------------
EXCEPT PER SHARE        2000      1999      1998
--------------------------------------------------
BASIC
Income before
  extraordinary item
  applicable to
  common shareholders  $25,393   $37,942   $79,196
Divided by:
  Weighted average
    shares
    outstanding         43,318    43,287    42,750
Basic earnings per
  share before
  extraordinary item   $  0.59   $  0.88   $  1.85
--------------------------------------------------
DILUTED
Income before
  extraordinary item
  applicable to
  common shareholders  $25,393   $37,942   $79,196
Divided by the sum
  of:
  Weighted average
    shares
    outstanding         43,318    43,287    42,750
  Assumed conversion
    of dilutive stock
    options                 64       947     1,391
                       ---------------------------
    Diluted shares
      outstanding       43,382    44,234    44,141
Diluted earnings per
  share before
  extraordinary item   $  0.59   $  0.86   $  1.79
--------------------------------------------------

Options to purchase approximately 4.2 million, 700,000 and 200,000 shares of Common Stock were outstanding in 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares.

11. STOCK-BASED COMPENSATION PLANS

STOCK OPTIONS Under the 2000 Stock Incentive Plan (the 2000 Plan), the Company may grant options to employees for an initial amount of 1.1 million shares of Common Stock. This amount is subject to annual modification based on a formula. Under the formula, 1.5% of total common shares outstanding at the end of the preceding fiscal year (excluding any shares held by the ESOP or the related trust) are added to shares available for grant under the 2000 Plan. Based on the adjustment, the Company had approximately 1.8 million shares available for 2000 grants and has available approximately 1,150,078 shares through the end of fiscal 2001. The shares available for grants on any given date may not exceed 15% of Wabtec's total common shares outstanding (excluding any shares held by the ESOP or the related trust). Generally, the options become exercisable over three and five-year vesting periods and expire ten years from the date of grant.

As part of a long-term incentive program, in 1998, the Company granted options to purchase up to 500,020, to certain executives under a plan that preceded the 2000 Plan. The option price is $20 per share. The options vest 100% after eight years and are subject to accelerated vesting after three years if the Company achieves certain earnings targets as established by the compensation committee of the board of directors. No further grants may be made under this plan.

The Company also has a non-employee director's stock option plan under which 500,000 shares of Common Stock are reserved for issuance. Through year-end 2000, the Company granted nonqualified stock options to non-employee directors to purchase a total of 110,000 shares.

EMPLOYEE STOCK PURCHASE PLAN In 1998, the Company adopted an employee stock purchase plan (ESPP). The ESPP had 500,000 shares available for issuance. Participants can purchase the Company's Common Stock at 85% of the lesser of fair market value on the first or last day of each offering period. Stock issued under this plan thru December 31, 2000 was 134,241 shares.

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

                         YEAR ENDED DECEMBER 31,
In thousands,          ---------------------------
EXCEPT PER SHARE        2000      1999      1998
--------------------------------------------------
Net income
  As reported          $25,393   $36,623   $73,851
  Pro forma             20,601    31,996    69,250
Diluted earnings per
  share
  As reported          $  0.59   $  0.83   $  1.67
  Pro forma               0.47      0.72      1.57
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

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                         YEAR ENDED DECEMBER 31,
                         ------------------------
                          2000     1999     1998
-------------------------------------------------
Dividend yield             .40%     .30%     .20%
Risk-free interest rate  5.090%   5.875%   4.560%
Stock price volatility   46.74    36.58    29.10
Expected life (years)      5.0      5.0      5.0
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

A summary of the Company's stock option activity and related information for the years indicated follows:

                                                 2000                   1999                    1998
                                         --------------------   ---------------------   --------------------
                                                     WEIGHTED                WEIGHTED               WEIGHTED
                                                     AVERAGE                 AVERAGE                AVERAGE
                                                     EXERCISE                EXERCISE               EXERCISE
                                          OPTIONS     PRICE      OPTIONS      PRICE      OPTIONS     PRICE
------------------------------------------------------------------------------------------------------------
Beginning of year......................  4,977,008    $15.14     5,340,182    $16.29    4,744,533    $14.64
Granted................................  1,310,000     10.81       173,642     24.33    1,091,908     20.99
Exercised..............................   (581,318)     6.20      (361,664)    11.64     (277,158)    14.39
Canceled...............................   (316,293)    20.82      (175,152)    15.03     (219,101)    15.86
                                         ---------              ----------              ---------
End of year............................  5,389,397    $14.74     4,977,008    $15.14    5,340,182    $16.29
                                         =========              ==========              =========
Exercisable at end of year.............  3,621,317               3,958,854              2,116,820
Available for future grant.............  1,150,078                 678,028              1,213,334
Weighted average fair value of options
  granted during the year..............  $    5.97                   $9.04                  $8.98
------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2000:

                                               WEIGHTED
                              NUMBER           AVERAGE           WEIGHTED          NUMBER
                           OUTSTANDING        REMAINING          AVERAGE        EXERCISABLE
RANGE OF EXERCISE PRICES  AS OF 12/31/00   CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 12/31/00
---------------------------------------------------------------------------------------------
          $ 3.86--$ 8.63      112,941            5.3              $ 5.14           107,941
          $ 9.54--$ 9.54      695,000            9.9              $ 9.54                --
          $ 9.88--$10.86      610,839            6.1              $10.64           535,839
          $11.00--$12.75      772,625            8.0              $12.16           292,625
          $14.00--$14.00    1,577,256            5.1              $14.00         1,577,256
          $14.53--$19.91      556,675            7.3              $18.77           553,425
          $20.00--$20.00      656,020            7.8              $20.00           171,690
          $20.09--$31.63      408,041            8.2              $25.82           382,541
---------------------------------------------------------------------------------------------
                            5,389,397            7.0              $14.74         3,621,317
---------------------------------------------------------------------------------------------

RESTRICTED STOCK AWARD In 1998, the Company granted 15,000 shares of restricted Common Stock to an officer. The shares vest according to a vesting schedule over a three-year period. The grant date market value totaled $372,188 and is being amortized to expense over the vesting period. Unamortized compensation is recorded as a component of shareholders' equity.

EXECUTIVE RETIREMENT PLAN Under the 1997 Executive Retirement Plan, the Company may award its Common Stock to certain employees including certain executives who did not participate in the ESOP. The plan was terminated in August 2000 through which time, 50,031 shares had been awarded with a fair market value of approximately $859,027.

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

Total net rental expense charged to operations in 2000, 1999, and 1998 was $7.8 million, $8.6 million and $6.2 million, respectively. Certain of the Company's equipment rental obligations under operating leases pertain to locomotives, which are subleased to customers under both short-term and long-term agreements. The amounts above are shown net of sublease rentals of $4.3 million, $5.7 million and $7.6 million for the years 2000, 1999 and 1998, respectively.

Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

IN THOUSANDS            REAL                SUBLEASE
YEAR                   ESTATE   EQUIPMENT   RENTALS     TOTAL
--------------------------------------------------------------
2001                   $5,862    $ 7,399    $(3,294)   $ 9,967
2002                    5,012      5,457     (2,708)     7,761
2003                    4,643      4,888     (2,716)     6,815
2004                    3,352      5,743     (2,702)     6,393
2005                    2,205      4,100     (2,472)     3,833
2006 and after         $5,352    $10,709    $(5,183)   $10,878
--------------------------------------------------------------

13. STOCKHOLDERS' AGREEMENTS

As of December 31, 2000, the approximate ownership interests in the Company's Common Stock are held by management (13%), the ESOP (22%), the investors consisting of Vestar Equity Partners, L.P., Harvard Private Capital Holdings, Inc., American Industrial Partners Capital Fund II, L.P. (14%), and all others including public shareholders (51%).

A Stockholders Agreement exists between management and the investors referred to above that provides for, among other things, the composition of the Board of Directors as long as certain minimum stock ownership percentages are maintained, restrictions on the disposition of shares and rights to request the registration of the shares.

The shares held by the ESOP (established January 31, 1995) are subject to the terms of the related ESOP Loan Agreement, Employee Stock Ownership Trust Agreement, Employee Stock Ownership Plan and the Pledge Agreement. Although the ESOP has terminated, the unallocated shares remain with the trustee until all regulatory and administrative actions are completed. The ESOP is further described in Note 8.

14. PREFERRED STOCK

The Company's authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company's shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2000 and 1999 there was no preferred stock issued or outstanding.

15. COMMITMENTS AND CONTINGENCIES

The Company is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. The Company believes its operations currently comply in all material respects with all of the various environmental laws and regulations applica-ble to our business; however, there can be no assurance that environmental requirements will not change in the future or that we will not incur significant costs to comply with such requirements.

Under the terms of the purchase agreement and related documents for the 1990 Acquisition, American Standard, Inc. ("ASI"), has indemnified the Company for certain items including, among others, environmental claims. The indemnification provisions of the agreement expired at various dates through 2000, except for those claims, which were timely asserted, which continue until resolved. If ASI was unable to honor or meet these indemnifications, the Company would be responsible for such items. In the opinion of management, ASI currently has the ability to meet its indemnification obligations.

The Company, through one of its operating subsidiaries, has been named, along with other parties, as a Potentially Responsible Party (PRP) under the North Carolina Inactive Sites Response Act because of an alleged release or threat of release of hazardous substances at the "Old James Landfill" site in North Carolina. The Company believes unreimbursed costs, if any, associated with the cleanup activities at this site will not be material, and as a result of the indemnification provisions referred to above and an insurance policy from Rocky Mountain International Insurance Ltd., which has acknowledged coverage and is currently paying on the claim. The Company has not established a reserve for such costs.

The Company's operations do not use and its products do not contain any asbestos. Asbestos actions have been filed against the Company and certain of its affiliates. These cases involve products manufactured prior to the time the Company was formed. The Company has not incurred any significant costs related to these asbestos claims as the claims are indemnified by the companies who manufactured the products in question or are covered by insurance. Management believes that these claims will not be material; and accordingly, the financial statements do not reflect any costs or reserves for such claims.

BOISE, IDAHO

The Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Boise Locomotive Company facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for the amount of hazardous constituents. The Company has accrued $3.2 million at December 31, 2000, the estimated remaining costs for remediation. The Company was in compliance with the Permit at December 31, 2000.

MOUNTAINTOP, PENNSYLVANIA

Foster Wheeler Energy Corporation ("FWEC") the seller of the Mountaintop property to the predecessor of one of the Company's subsidiaries in 1989, agreed to indemnify the Company's predecessor and its successors and assigns against certain identified environmental liabilities for which FWEC executed a Consent Order Agreement with the Pennsylvania Department of Environmental Protection (PADEP) and EPA. Management believes that this indemnification arrangement is enforceable for the benefit of the Company and that FWEC has the financial resources to honor its obligations under this indemnification arrangement.

MATTOON, ILLINOIS

Prior to the Company's acquisition of Young Radiator, Young agreed to clean up alleged contamination on a prior production site in Mattoon, Ill. The Company is in the process of recharacterizing the site with the state of Illinois and now estimates the costs to remediate the site to be approximately $700,000, which has been accrued at December 31, 2000.

RACINE, WISCONSIN

Young ceased manufacturing operations at its Racine facility in the early 1990's. Investigations prior to the acquisition of Young revealed some levels of contamination on the Racine property and the Company has begun remediation efforts. The Company has initiated a comprehensive site evaluation with the state of Wisconsin and believes this governing body is generally in agreement with the findings. The Company has accrued approximately $700,000 at December 31, 2000 as its estimate of remaining restoration costs.

GE HARRIS

On November 3, 2000 the company settled the suit brought against it by GE-Harris Railway Electronics, L.L.C. and GE-Harris Railway Electronics Services, L.L.C. (collectively, "GE-Harris"). In exchange for settlement of the suit, the Company agreed to deliver $2 million worth of products for GE-Harris by De-cember 15, 2000, which the Company expensed in the fourth quarter of 2000. In addition, the Company will pay GE-Harris $7 million in exchange for a license of certain intellectual property.

The Company has other contingent obligations relating to certain sale-leaseback transactions for which reserves have been established.

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

Segment financial information for 2000 is as follows:

                                         FREIGHT    TRANSIT    CORPORATE     MERGER AND
IN THOUSANDS                              GROUP      GROUP     ACTIVITIES   RESTRUCTURING     TOTAL
------------------------------------------------------------------------------------------------------
Sales to external customers............  $749,687   $278,289           --           --      $1,027,976
Intersegment sales/(elimination).......    10,189        570   $  (10,759)                          --
                                         -------------------------------------------------------------
     Total sales.......................  $759,876   $278,859   $  (10,759)          --      $1,027,976
                                         -------------------------------------------------------------
                                         -------------------------------------------------------------
Income from operations.................  $108,548   $ 27,440   $  (17,353)    $(29,155)     $   89,480
Interest expense and other.............        --         --      (41,885)          --         (41,885)
                                         -------------------------------------------------------------
  Income before income taxes and
     extraordinary item................  $108,548   $ 27,440   $  (59,238)    $(29,155)     $   47,595
                                         -------------------------------------------------------------
                                         -------------------------------------------------------------
Depreciation and amortization..........  $ 31,142   $  7,971   $    2,549           --      $   41,662
Capital expenditures...................    16,841      6,742        2,752           --          26,335
Segment assets.........................   734,378    197,487       52,182           --         984,047
------------------------------------------------------------------------------------------------------

Segment financial information for 1999 is as follows:

                                         FREIGHT    TRANSIT    CORPORATE     MERGER AND
IN THOUSANDS                              GROUP      GROUP     ACTIVITIES   RESTRUCTURING     TOTAL
------------------------------------------------------------------------------------------------------
Sales to external customers............  $882,866   $238,202           --              --   $1,121,068
Intersegment sales/(elimination).......    26,614         --   $  (26,614)             --           --
                                         -------------------------------------------------------------
     Total sales.......................  $909,480   $238,202   $  (26,614)             --   $1,121,068
                                         -------------------------------------------------------------
                                         -------------------------------------------------------------
Income from operations.................  $162,350   $ 21,279   $  (18,763)  $     (48,857)  $  116,009
Interest expense and other.............        --         --      (44,510)             --      (44,510)
                                         -------------------------------------------------------------
  Income before income taxes and
     extraordinary item................  $162,350   $ 21,279   $  (63,273)  $     (48,857)  $   71,499
                                         -------------------------------------------------------------
                                         -------------------------------------------------------------
Depreciation and amortization..........  $ 32,600   $  8,191   $    1,823              --   $   42,614
Capital expenditures...................    20,748      9,364          696              --       30,808
Segment assets.........................   757,171    208,106       31,399              --      996,676
------------------------------------------------------------------------------------------------------

Segment financial information for 1998 is as follows:

                                                   FREIGHT         TRANSIT      CORPORATE
IN THOUSANDS                                        GROUP           GROUP       ACTIVITIES     TOTAL
-------------------------------------------------------------------------------------------------------
Sales to external customers...................    $824,326        $211,801             --    $1,036,127
Intersegment sales/(elimination)..............      22,942           1,276       $(24,218)           --
                                                 -----------------------------------------------------
     Total sales..............................    $847,268        $213,077       $(24,218)   $1,036,127
                                                 -----------------------------------------------------
                                                 -----------------------------------------------------
Income from operations........................    $150,974        $ 16,047       $(21,992)   $  145,029
Interest expense and other....................          --              --        (23,718)      (23,718)
                                                 -----------------------------------------------------
  Income before income taxes and extraordinary
     item.....................................    $150,974        $ 16,047       $(45,710)   $  121,311
                                                 -----------------------------------------------------
                                                 -----------------------------------------------------
Depreciation and amortization.................    $ 27,724        $  6,544       $  2,347    $   36,615
Capital expenditures..........................      46,047           8,470          3,321        57,838
Segment assets................................     738,230         182,398         46,754       967,382
-------------------------------------------------------------------------------------------------------

The following geographic area data include net sales based on product shipment destination. Long-lived assets consists of plant, property and equipment, net of depreciation, which are resident in their respective countries.

                                       NET SALES                        LONG-LIVED ASSETS
IN THOUSANDS              ------------------------------------    ------------------------------
YEAR ENDED DECEMBER 31,      2000         1999         1998         2000       1999       1998
------------------------------------------------------------------------------------------------
United States...........  $  751,232   $  829,725   $  753,377    $146,576   $156,106   $157,362
Canada..................     118,224      100,221       90,193      40,136     42,661     38,775
Mexico..................      52,244       78,661       76,140      19,852     15,260     15,615
Other international.....     106,276      112,461      116,417       8,081      8,664      7,486
                          ----------------------------------------------------------------------
     Total..............  $1,027,976   $1,121,068   $1,036,127    $214,645   $222,691   $219,238
------------------------------------------------------------------------------------------------

Export sales from the Company's United States operations were $135.1 million, $132.7 million and $111.8 million for the years ending December 31, 2000, 1999 and 1998, respectively. The following data reflects income from operations, including merger and restructuring related charges by major geographic area, attributed to the Company's operations within each of the following countries or regions.

                                                                  INCOME FROM OPERATIONS
IN THOUSANDS                                                 --------------------------------
YEAR ENDED DECEMBER 31,                                        2000        1999        1998
---------------------------------------------------------------------------------------------
United States..............................................  $ 55,262    $ 71,905    $ 98,446
Canada.....................................................    16,465      19,176      20,364
Mexico.....................................................    11,893      16,228      18,790
Other international........................................     5,860       8,700       7,429
                                                             --------------------------------
     Total.................................................  $ 89,480    $116,009    $145,029
---------------------------------------------------------------------------------------------

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments approximate their related carrying values, except for the following:

                                                         2000                     1999
                                                 ---------------------    ---------------------
                                                   CARRY       FAIR         CARRY       FAIR
IN THOUSANDS                                       VALUE       VALUE        VALUE       VALUE
-----------------------------------------------------------------------------------------------
9.375% Senior Notes............................  $(175,000)  $(168,000)   $(175,000)  $(183,000)
Note Payable -- Pulse 9.5%.....................         --          --      (16,990)    (16,990)
Interest rate swaps............................         --      (1,900)          --         367
-----------------------------------------------------------------------------------------------

Fair values of the fixed rate obligations were estimated using discounted cash flow analyses. The fair value of the Company's interest rate swaps (see Note 6) were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the swap agreements.

18. SELECTED QUARTERLY FINANCIAL DATA

                                                                  (UNAUDITED)
                                                  --------------------------------------------
                                                   FIRST       SECOND      THIRD       FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA               QUARTER     QUARTER     QUARTER     QUARTER
----------------------------------------------------------------------------------------------
2000
Net sales.......................................  $258,859    $249,164    $255,163    $264,790
Gross profit....................................    76,493      67,270      67,576      66,461
Operating income................................    32,739      22,336      15,833      18,572
Income before taxes.............................    25,640      12,537       2,402       7,015
Income (loss) before extraordinary item.........    16,410       8,023      (3,529)      4,489
Net income (loss)...............................    16,410       8,023      (3,529)      4,489
Diluted earnings (loss) per common share before
  extraordinary item............................      0.38        0.18       (0.08)       0.10
Diluted earnings (loss) per common share........  $   0.38    $   0.18    $  (0.08)   $   0.10
1999
Net sales.......................................  $298,478    $292,644    $260,881    $269,065
Gross profit....................................    89,068      91,018      78,560      73,333
Operating income (loss).........................    43,702      46,415      39,720     (13,828)
Income (loss) before taxes......................    32,145      35,246      27,961     (23,853)
Income (loss) before extraordinary item.........    20,267      22,420      17,811     (22,556)
Net income (loss)...............................    19,798      22,420      17,811     (23,406)
Diluted earnings (loss) per common share before
  extraordinary item............................      0.46        0.50        0.40       (0.51)
Diluted earnings (loss) per common share........  $   0.45    $   0.50    $   0.40    $  (0.53)
----------------------------------------------------------------------------------------------

The amounts in the table above differ from those previously reported on Form 10-Q for 1999 due to the merger of Westinghouse Air Brake Company and MotivePower Industries, Inc. and the application of the pooling-of-interests accounting and reporting method.

The Company recorded restructuring-related costs of approximately $2.3 million or $0.03 in the first quarter of 2000, $5.6 million or $0.08, $13.4 million or $0.20, and $7.8 million or $0.12, net of tax, per diluted share, in the second, third and fourth quarters of 2000, respectively. The Company also recorded a $4.4 million, or $0.07, net of tax, per diluted share gain on sale of a product line in the second quarter of 2000. In the third quarter of 2000, in conjunction with the ESOP termination, the Company incurred a $5.1 million non-cash, or $0.12 per diluted share charge, for the write-off of the related deferred tax asset. Also during the fourth quarter of 2000, the Company recorded a $2 million, or $0.03, net of tax, per diluted share charge for a legal settlement.

In the fourth quarter of 1999, the Company recorded merger and restructuring costs of approximately $50 million or $0.91, net of tax, per diluted share, which was the only merger charge in 1999.

19. MERGER AND RESTRUCTURING
    CHARGES

The Company previously announced a merger and restructuring plan pursuant to the merger of the Company and MotivePower Industries, Inc. ("the merger"). The Company estimates synergies from the plan yielded approximately $20 million of pre-tax cost savings in 2000 and reached an ongoing annualized savings of $25 million pre-tax, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses. The merger and restructuring plan involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The Company estimates the charges to complete the merger and restructuring plan will now total $84 million pre-tax, due to an acceleration and refinement of the plan, with approximately $50 million of the charge previously expensed in 1999 and $29 million in 2000. The Company expects the remaining charge of $5 million to be incurred in 2001.

The $79 million charge to date included the following announced actions:

 -- Costs associated with the transaction for items such as investment bankers, legal fees, accountant fees, SEC fees, etc.

 -- Consolidation of the corporate headquarters to Wilmerding, PA and the elimination of duplicate corporate functions.

 -- Closing and moving of Young Radiator's Centerville, IA plant and consolidating the Young administrative offices into the Company's Jackson, TN facility from Racine, WI.

 -- Closing and relocation of several production operations to San Luis Potosi, Mexico.
 --  Closing and relocation of several additional manufacturing operations.

 --  Eliminating duplicate sales functions.

As of December 31, 2000, $6.3 million of the merger and restructuring charge was still remaining as accrued on the balance sheet. The table below identifies the significant components of the charge and reflects the accrual balance at that date.

                                                   TRANSACTION         LEASE
                                                      COSTS,        IMPAIRMENTS
                                                  SEVERANCE AND         AND
                                                   TERMINATION         ASSET
IN THOUSANDS                                         BENEFITS       WRITEDOWNS     OTHER    TOTAL
--------------------------------------------------------------------------------------------------
Beginning balance, January 1, 2000..............     $ 2,119          $5,738       $848     $8,705
Amounts provided in 2000........................          --           1,178        285      1,463
Amounts paid in 2000............................      (2,119)           (955)      (837)    (3,911)
                                                    ----------------------------------------------
Balance at December 31, 2000....................     $    --          $5,961       $296     $6,257
--------------------------------------------------------------------------------------------------

The lease impairment charges and asset writedowns are associated with the Company's closing of the plants noted, the relocation of the corporate headquarters, and the Company's evaluation of certain assets where projected cash flows from such assets over their remaining useful lives are estimated to be less than their carrying values. The other category represents other related costs that have been incurred and not yet paid as of December 31, 2000.

20. CONTRACT UNDERBILLINGS

The Company has a long-term contract to provide maintenance and other locomotive services. Details relative to cumulative costs incurred and revenues recognized were as follows:

                            DECEMBER 31,
                       ----------------------
IN THOUSANDS             2000         1999
---------------------------------------------
Costs incurred         $ 248,865    $ 224,452
Estimated earnings        60,798       51,837
                       ----------------------
                         309,663      276,289
Less billings to date   (285,765)    (248,579)
                       ----------------------
     Total contract
       underbillings   $  23,898    $  27,710
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

                                          WESTINGHOUSE AIR BRAKE TECHNOLOGIES
                                          CORPORATION

                                          By /s/ GREGORY T. H. DAVIES
                                            ------------------------------------
                                              Gregory T. H. Davies, Chief
                                             Executive Officer
                                          Date: March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

            SIGNATURE AND TITLE                                     DATE
            -------------------                                     ----

/s/ WILLIAM E. KASSLING                                        March 23, 2001
--------------------------------------------
William E. Kassling, Chairman of the Board

/s/ GREGORY T. H. DAVIES                                       March 28, 2001
--------------------------------------------
Gregory T. H. Davies, President,
Chief Executive Officer and Director

/s/ ROBERT J. BROOKS                                           March 21, 2001
--------------------------------------------
Robert J. Brooks, Chief Financial Officer,
Chief Accounting Officer and Director

/s/ KIM G. DAVIS                                               March 26, 2001
--------------------------------------------
Kim G. Davis, Director

/s/ GILBERT E. CARMICHAEL                                      March 21, 2001
--------------------------------------------
Gilbert E. Carmichael, Director and Vice
Chairman

/s/ EMILIO A. FERNANDEZ                                        March 23, 2001
--------------------------------------------
Emilio A. Fernandez, Director and Vice
Chairman

/s/ LEE B. FOSTER, II                                          March 20, 2001
--------------------------------------------
Lee B. Foster, II, Director

/s/ JAMES P. KELLEY                                            March 19, 2001
--------------------------------------------
James P. Kelley, Director

/s/ JAMES P. MISCOLL                                           March 19, 2001
--------------------------------------------
James P. Miscoll, Director

/s/ JAMES V. NAPIER                                            March 21, 2001
--------------------------------------------
James V. Napier, Director

/s/ JAMES C. HUNTINGTON, JR.                                   March 20, 2001
--------------------------------------------
James C. Huntington, Jr., Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Westinghouse Air Brake Technologies Corporation included in this Form 10-K, and have issued our report thereon dated February 12, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index in Item 14(a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 12, 2001

                                                                     SCHEDULE II

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR EACH OF THE THREE YEARS ENDED DECEMBER 31

                                        BALANCE AT      CHARGED/       CHARGED TO    DEDUCTIONS
                                        BEGINNING     (CREDITED) TO      OTHER          FROM        BALANCE AT
IN THOUSANDS                            OF PERIOD        EXPENSE      ACCOUNTS (1)   RESERVES(2)   END OF PERIOD
----------------------------------------------------------------------------------------------------------------
2000
Warranty and overhaul reserves.......    $26,832         $16,352         $   --        $19,702        $23,482
Allowance for doubtful accounts......      3,983             639             --            673          3,949
Valuation allowance - taxes..........      8,641              --             --             --          8,641
Inventory reserves...................     21,543           8,261            252         12,747         17,309
Merger and restructuring reserve.....      8,705           1,463             --          3,911          6,257

1999
Warranty and overhaul reserves.......    $22,985         $10,805         $4,813        $11,771        $26,832
Allowance for doubtful accounts......      3,530           1,409            117          1,073          3,983
Valuation allowance - taxes..........     17,204              --          7,163          1,400          8,641
Inventory reserves...................     16,862          14,480            886         10,685         21,543
Merger and restructuring reserve.....         --          50,184             --         41,479          8,705

1998
Warranty and overhaul reserves.......    $21,473         $13,956         $4,936        $17,380        $22,985
Allowance for doubtful accounts......      2,439             906            712            527          3,530
Valuation allowance - taxes..........     17,204              --             --             --         17,204
Inventory reserves...................     10,219           6,170          4,590          4,117         16,862
----------------------------------------------------------------------------------------------------------------

(1) Reserves of acquired companies

(2) Actual disbursements and/or charges

                               INDEX TO EXHIBITS

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     2.1    Amended and Restated Agreement and Plan of Merger, as
            amended (originally included as Annex A to the Joint Proxy
            Statement/Prospectus)                                               8
     3.1    Restated Certificate of Incorporation of the Company dated
            January 30, 1995, as amended March 30, 1995                         2
     3.3    Amended and Restated By-Laws of the Company, effective
            November 19, 1999                                                   8
     4.1    Form of Indenture between the Company and The Bank of New
            York with respect to the public offering of $100,000,000 of
            9 3/8% Senior Notes due 2005                                        2
     4.2    Form of Note (included in Exhibit 4.1)                              2
     4.3    First Supplemental Indenture dated as of March 21, 1997
            between the Company and The Bank of New York                        5
     4.4    Indenture dated as of January 12, 1999 by and between the
            Company and The Bank of New York with respect to the private offering of $75,000,000 of 9 3/8% Senior Notes due 2005,
            Series B                                                            7
     4.5    Form of Note (included in Exhibit 4.4)                              7
     10.1   MotivePower Stock Option Agreement (originally included as
            Annex B to the Joint Proxy Statement/Prospectus)                    8
     10.2   Westinghouse Air Brake Stock Option Agreement (originally
            included as Annex C to the Joint Proxy Statement/Prospectus)        8
     10.3   Voting Agreement dated as of September 26, 1999 among
            William E. Kassling, Robert J. Brooks, Harvard Private
            Capital Holdings, Inc. Vestar Equity Partners, L.P. and
            MotivePower Industries, Inc. (originally included as Annex D
            to the Joint Proxy Statement/Prospectus)                            8
     10.5   Westinghouse Air Brake Company Employee Stock Ownership Plan
            and Trust, effective January 31, 1995                               2
     10.6   ESOP Loan Agreement dated January 31, 1995 between
            Westinghouse Air Brake Company Employee Stock Ownership
            Trust ("ESOP") and the Company (Exhibits omitted)                   2
     10.7   Employee Stock Ownership Trust Agreement dated January 31,
            1995 between the Company and U.S. Trust Company of
            California, N.A.                                                    2
     10.8   Pledge Agreement dated January 31, 1995 between ESOT and the
            Company                                                             2
     10.9   Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial
            institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank,
            and The Bank of New York (Schedules and Exhibits omitted)           9
     10.10  Amended and Restated Stockholders Agreement dated as of
            March 5, 1997 among the RAC Voting Trust ("Voting Trust"),
            Vestar Equity Partners, L.P. ("Vestar Equity"), Harvard
            Private Capital Holdings, Inc. ("Harvard"), American
            Industrial Partners Capital Fund II, L.P. ("AIP") and the
            Company                                                             5
     10.11  Common Stock Registration Rights Agreement dated as of
            January 31, 1995 among the Company, Scandinavian Incentive
            Holding B.V. ("SIH"), Voting Trust, Vestar Equity, Pulse
            Electronics, Inc., Pulse Embedded Computer Systems, Inc.,
            the Pulse Shareholders and ESOT (Schedules and Exhibits
            omitted)                                                            2
     10.12  Indemnification Agreement dated January 31, 1995 between the
            Company and the Voting Trust Trustees                               2

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     10.13  Agreement of Sale and Purchase of the North American
            Operations of the Railway Products Group, an operating
            division of American Standard Inc., dated as of 1990 between
            Rail Acquisition Corp. and American Standard Inc. (only
            provisions on indemnification are reproduced)                       2
     10.14  Letter Agreement (undated) between the Company and American
            Standard Inc. on environmental costs and sharing                    2
     10.15  Purchase Agreement dated as of June 17, 1992 among the
            Company, Schuller International, Inc., Manville Corporation
            and European Overseas Corporation (only provisions on
            indemnification are reproduced)                                     2
     10.16  Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse
            Electronics, Inc., Pulse Embedded Computer Systems, Inc. and
            the Pulse Shareholders (Schedules and Exhibits omitted)             2
     10.17  License Agreement dated as of December 31, 1993 between SAB
            WABCO Holdings B.V. and the Company                                 2
     10.18  Letter Agreement dated as of January 19, 1995 between the
            Company and Vestar Capital Partners, Inc.                           2
     10.19  Westinghouse Air Brake Company 1995 Stock Incentive Plan, as
            amended                                                             7
     10.20  Westinghouse Air Brake Company 1995 Non-Employee Directors'
            Fee and Stock Option Plan, as amended                               9
     10.21  Employment Agreement between William E. Kassling and the
            Company                                                             2
     10.22  Letter Agreement dated as of January 1, 1995 between the
            Company and Vestar Capital Partners, Inc.                           2
     10.23  Form of Indemnification Agreement between the Company and
            Authorized Representatives                                          2
     10.24  Share Purchase Agreement between Futuris Corporation Limited
            and the Company (Exhibits omitted)                                  2
     10.25  Purchase Agreement dated as of September 19, 1996 by and among Mark IV Industries, Inc., Mark IV PLC, and W&P Holding
            Corp. (Exhibits and Schedules omitted) (Originally filed as
            Exhibit No. 2.01)                                                   3
     10.26  Purchase Agreement dated as of September 19,1996 by and among Mark IV Industries Limited and Westinghouse Railway
            Holdings (Canada) Inc. (Exhibits and Schedules omitted)
            (Originally filed as Exhibit No. 2.02)                              3
     10.27  Amendment No. 1 to Amended and Restated Stockholders
            Agreement dated as of March 5, 1997 among the Voting Trust,
            Vestar, Harvard, AIP and the Company                                5
     10.28  Common Stock Registration Rights Agreement dated as of March
            5, 1997 among the Company, Harvard, AIP and the Voting Trust        5
     10.29  1998 Employee Stock Purchase Plan                                   7
     10.30  Sale Agreement dated as of August 7, 1998 by and between
            Rockwell Collins, Inc. and the Company (Schedules and
            Exhibits omitted) (Originally filed as Exhibit No. 2.01)            6
     10.31  Amendment No. 1 dated as of October 5, 1998 to Sale
            Agreement dated as of August 7, 1998 by and between Rockwell
            Collins, Inc. and the Company (Originally filed as Exhibit
            No. 2.02)                                                           6
     10.32  Westinghouse Air Brake Technologies Corporation 2000 Stock
            Incentive Plan                                                     10

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     10.33  Amendment No. 1, dated as of November 16, 2000, by and among the Company and the Guarantors from Time to Time Party
            Thereto, and the Banks From Time to Time Party Thereto, and
            ABN AMRO Bank N.V. as bookrunner and co-syndication agent,
            The Bank of New York, as co-syndication agent, Mellon Bank,
            N.A., as documentation agent, and The Chase Manhattan Bank
            USA, N.A., (successor in interest to Chase Manhattan Bank
            Delaware), as an issuing bank, to the Amended and Restated
            Refinancing Credit Agreement, dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO
            Bank N.V., The Chase Manhattan Bank, and The Bank of New
            York which was filed as Exhibit 10.9 to the Company's Annual
            Report on Form 10-K for the period ended December 31, 1999
            (Exhibits omitted)                                                  1
     21     List of subsidiaries of the Company                                 1
     23     Consent of Arthur Andersen LLP                                      1
     23.1   Consent of Deloitte & Touche LLP                                    1
     99     Annual Report on Form 11-K for the year ended December 31,
            2000 of the Westinghouse Air Brake Company Employee Stock
            Ownership Plan and Trust                                            1

  FILING METHOD
  -------------
        1           Filed herewith.
        2           Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-90866).
        3           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 3, 1996.
        4           Filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-39159).
        5           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1997.
        6           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 5, 1998.
        7           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1998.
        8           Filed as part of the Company's Registration Statement on
                    Form S-4 (No. 333-88903).
        9           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1999.
        10          Filed as an exhibit to the Company's Quarterly Report on
                    Form 10-Q for the period ended June 30, 2000.