Form 10-Q
period 2001-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2001-05-10
CIK 943452

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       or

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ].

         As of May 10, 2001, 42,922,780 shares of Common Stock of the registrant were issued and outstanding.

================================================================================

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                            MARCH 31, 2001 FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ---
         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2001
               and December 31, 2000                                         3
            Condensed Consolidated Statements of Operations for the
               three months ended March 31, 2001 and 2000                    4
            Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 2001 and 2000                    5
            Notes to Condensed Consolidated Financial Statements             6


Item 2.  Management's Discussion and Analysis of Financial Position
            and Results of Operations                                       10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         12

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   13

         Signatures                                                         14

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                   UNAUDITED
                                                                                                     MARCH 31         DECEMBER 31
In thousands, except shares and par value                                                              2001               2000
---------------------------------------------------------------------------------------------------- ---------------- --------------
                                                  ASSETS
CURRENT ASSETS
Cash                                                                                                $   7,950           $   6,071
Accounts receivable                                                                                   185,838             194,379
Inventories                                                                                           195,307             202,828
Other current assets                                                                                   36,260              44,277
                                                                                                    ---------           ---------
     Total current assets                                                                             425,355             447,555
Property, plant and equipment                                                                         406,851             407,322
Accumulated depreciation                                                                             (196,347)           (192,677)
                                                                                                    ---------           ---------
     Property, plant and equipment, net                                                               210,504             214,645

OTHER ASSETS
Contract underbillings                                                                                 21,788              23,898
Goodwill,net                                                                                          223,994             226,597
Other intangibles,net                                                                                  44,313              38,797
Other noncurrent assets                                                                                30,120              32,555
                                                                                                    ---------           ---------
     Total other assets                                                                               320,215             321,847
                                                                                                    ---------           ---------
          Total Assets                                                                              $ 956,074           $ 984,047
                                                                                                    =========           =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Current portion of long-term debt                                                                   $     753           $     751
Accounts payable                                                                                       80,594              86,316
Accrued merger and restructuring costs                                                                  4,714               6,257
Customer deposits                                                                                      29,034              25,125
Accrued income taxes                                                                                   12,634               8,758
Accrued interest                                                                                        8,159               2,104
Other accrued liabilities                                                                              61,114              61,345
                                                                                                    ---------           ---------
     Total current liabilities                                                                        197,002             190,656
Long-term debt                                                                                        507,160             539,446
Reserve for postretirement and pension benefits                                                        19,929              19,387
Other long-term liabilities                                                                            31,933              38,187
                                                                                                    ---------           ---------
     Total liabilities                                                                                756,024             787,676

SHAREHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, no shares issued                                             --                  --
Common stock, $.01 par value; 100,000,000 shares authorized: 65,447,867 shares issued and
  42,925,637 outstanding at March 31, 2001 and 42,841,985 outstanding at December 31, 2000                654                 654
Additional paid-in capital                                                                            273,179             273,494
Treasury stock, at cost, 22,522,230 and 22,605,882 shares, respectively                              (280,530)           (281,665)
Retained earnings                                                                                     228,410             218,470
Deferred compensation                                                                                     788                 900
Accumulated other comprehensive income (loss)                                                         (22,451)            (15,482)
                                                                                                    ---------           ---------
     Total shareholders' equity                                                                       200,050             196,371
                                                                                                    ---------           ---------
          Total Liabilities and Shareholders' Equity                                                $ 956,074           $ 984,047
                                                                                                    =========           =========



        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               UNAUDITED
                                                           THREE MONTHS ENDED
                                                                 MARCH 31
In thousands, except per share data                      2001                2000
-------------------------------------------------------------------------------------
Net sales                                             $ 266,545           $ 258,859
Cost of sales                                          (195,579)           (182,366)
                                                      ---------           ---------
     Gross profit                                        70,966              76,493

Selling, general and administrative expenses            (29,180)            (29,481)
Restructuring charges                                    (1,173)             (2,348)
Engineering expenses                                     (8,543)             (8,236)
Amortization expense                                     (3,790)             (3,689)
                                                      ---------           ---------
     Total operating expenses                           (42,686)            (43,754)

     Income from operations                              28,280              32,739

Other income and expenses
   Interest expense                                     (11,278)            (11,170)
   Other income (expense), net                             (812)              4,071
                                                      ---------           ---------
     Income before income taxes                          16,190              25,640

Income tax expense                                       (5,829)             (9,230)
                                                      ---------           ---------

Net income                                            $  10,361           $  16,410
                                                      =========           =========


EARNINGS PER COMMON SHARE

     Basic                                            $    0.24           $    0.38
                                                      =========           =========

     Diluted                                          $    0.24           $    0.38
                                                      =========           =========


      Weighted average shares outstanding
        Basic                                            42,884              43,259
        Diluted                                          43,144              43,350
                                                      ---------           ---------

        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               UNAUDITED
                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
In thousands                                                                              2001               2000
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                              $ 10,361           $ 16,410
Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                        10,320             11,203
     Provision for ESOP contribution                                                          --                700
     Gain on sale of product line                                                             --             (4,375)
     Other, primarily non-cash restructuring related charges                                 160                 --
     Changes in operating assets and liabilities
         Accounts receivable                                                               4,667               (783)
         Inventories                                                                       3,174            (11,795)
         Accounts payable                                                                 (4,123)            (4,583)
         Income taxes receivable and accrued income taxes                                  9,374              5,070
         Accrued liabilities and customer deposits                                         3,844              2,084
         Other assets and liabilities                                                      1,788              4,904
                                                                                        --------           --------
              Net cash provided by operating activities                                   39,565             18,835

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                                       (5,852)            (6,910)
     Disposal of fixed assets                                                                864                 --
     Cash received from disposition of product line                                          500              4,500
                                                                                        --------           --------
              Net cash used for investing activities                                      (4,488)            (2,410)

FINANCING ACTIVITIES
     (Repayments of) proceeds from credit agreement                                      (32,000)            12,200
     Repayments of other borrowings                                                         (218)           (17,181)
     Purchase of treasury stock                                                             (232)            (4,369)
     Proceeds from the issuance of treasury stock from stock options and other
       benefit plans                                                                         802              3,338
     Cash dividends                                                                         (420)              (427)
                                                                                        --------           --------
              Net cash used for financing activities                                     (32,068)            (6,439)

Effect of changes in currency exchange rates                                              (1,130)            (2,311)
                                                                                        --------           --------
     Increase in cash                                                                      1,879              7,675
         Cash, beginning of year                                                           6,071              7,056
                                                                                        --------           --------
         Cash, end of period                                                            $  7,950           $ 14,731
                                                                                        ========           ========



        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 (UNAUDITED)

1. BUSINESS

Westinghouse Air Brake Technologies Corporation (the "Company", "Wabtec") is one of North America's largest providers of value-added, technology-based equipment and services for the rail industry. Our major products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers and include electronic controls and monitors, air brakes, traction motors, cooling equipment, turbochargers, low-horsepower locomotives, couplers, door controls, draft gears and brake shoes. The Company aggressively pursues technological advances with respect to both new product development and product enhancements.

The Company has two reporting segments: Freight Group and Transit Group. Although approximately 58% of the Company's sales are to the aftermarket, a significant portion of the Freight Group's operations and revenue base is generally dependent on the capital replacement cycles for locomotives and freight cars of the large North American-based railroad companies. The Transit Group's operations are dependent on the budgeting and expenditure appropriation process of federal, state and local governmental units for mass transit needs established by public policy.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec's Annual Report on Form 10-K for the year ended December 31, 2000.

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

FINANCIAL DERIVATIVES AND HEDGES ACTIVITY The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, and as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. In the application, the Company has concluded its interest rate swap contracts qualify for "special cash flow hedge accounting" which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income on the balance sheet while creating some volatility in future earnings, due to market sensitivity and ineffectiveness in offsetting changes in interest rates of the Company's variable rate borrowings.

OTHER COMPREHENSIVE INCOME Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and cumulative adjustment relating to the fair value of cash flow hedge derivatives. Prior to the adoption of SFAS 133, the company's accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments. Total comprehensive income for the three months ended March 31 was:

In thousands                                    2001             2000
----------------------------------------------------------------------
Net Income                                    $ 10,361        $ 16,410
Foreign Currency Translation                    (5,164)         (2,396)
Unrealized losses on hedges, net of tax         (1,805)             --
                                              ------------------------
Total Comprehensive Income                    $  3,392        $ 14,014
----------------------------------------------------------------------

3. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. Cores inventory is defined as inventory units designated for unit exchange programs. The components of inventory, net of reserves, were:

                                           MARCH 31     DECEMBER 31
In thousands                                 2001           2000
------------------------------------------------------------------
Cores                                      $ 27,456       $ 28,213
Raw materials                                92,364         95,430
Work-in-process                              46,468         53,240
Finished goods                               29,019         25,945
                                           -----------------------
    Total inventory                        $195,307       $202,828
------------------------------------------------------------------

4. EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                             THREE MONTHS
                                            ENDED MARCH 31
                                         ---------------------
In thousands, except per share            2001          2000
--------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income applicable to common
   shareholders                          $10,361       $16,410
Divided by
   Weighted average shares
     outstanding                          42,884        43,259
Basic earnings per share                 $  0.24       $  0.38
--------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income applicable to common
   shareholders                          $10,361       $16,410
Divided by sum of the
   Weighted average shares
     outstanding                          42,884        43,259
   Conversion of dilutive stock
     options                                 260            91
                                         ----------------------
   Diluted shares outstanding             43,144        43,350
Diluted earnings per share               $  0.24       $  0.38
--------------------------------------------------------------

5. COMMITMENTS AND CONTINGENCIES

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

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2000. During the first quarter, there were no material changes to the information described in Note 15 therein.

Also, as described in Note 15 of the Form 10-K, the Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Boise Locomotive Company facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for the amount of hazardous constituents. At March 31, 2001, the Company has accrued $2.5 million representing the estimated remaining costs for remediation. The Company was in compliance with the Permit at March 31, 2001.

6. SEGMENT INFORMATION

Wabtec has two reportable segments - the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company's internal operations, the nature of the products and services, and customer type. The business segments are:

FREIGHT GROUP manufactures products and provides services geared to the production and operation of freight cars and locomotives, including braking control equipment, engines, traction motors, on-board electronic components and train coupler equipment. Revenues are derived from OEM sales and locomotive overhauls, aftermarket sales and from freight car repairs and services.

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

Segment financial information for the three months ended March 31, 2001 is as follows:

                                                           FREIGHT        TRANSIT      CORPORATE
In thousands                                                GROUP          GROUP       ACTIVITIES    RESTRUCTURING       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $190,835       $75,710             --             --        $ 266,545
Intersegment sales/(elimination)                              3,255           151         (3,406)            --               --
                                                           ---------------------------------------------------------------------
   Total sales                                             $194,090       $75,861       $ (3,406)            --        $ 266,545
                                                           =====================================================================
Income from operations                                     $ 26,634       $ 7,743       $ (4,924)       $(1,173)       $  28,280
Interest expense and other                                       --            --        (12,090)            --          (12,090)
                                                           ---------------------------------------------------------------------
   Income before income taxes and extraordinary item       $ 26,634       $ 7,743       $(17,014)       $(1,173)       $  16,190
                                                           =====================================================================

Segment financial information for the three months ended March 31, 2000 is as follows:

                                                           FREIGHT        TRANSIT      CORPORATE
In thousands                                                GROUP          GROUP       ACTIVITIES    RESTRUCTURING       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $194,048       $64,811             --             --        $ 258,859
Intersegment sales/(elimination)                              2,876            43         (2,919)            --               --
                                                           ---------------------------------------------------------------------
   Total sales                                             $196,924       $64,854       $ (2,919)            --        $ 258,859
                                                           =====================================================================
Income from operations                                     $ 33,222       $ 6,691       $ (4,826)       $(2,348)       $  32,739
Interest expense and other                                       --            --         (7,099)            --           (7,099)
                                                           ---------------------------------------------------------------------
   Income before income taxes and extraordinary item       $ 33,222       $ 6,691       $(11,925)       $(2,348)       $  25,640
                                                           =====================================================================


7. RESTRUCTURING CHARGES

The Company previously announced a merger and restructuring plan pursuant to the merger of the Company and MotivePower Industries, Inc. ("the merger"). The Company estimates synergies from the plan yielded approximately $20 million of pre-tax cost savings in 2000 and reached an ongoing annualized savings of $25 million pre-tax, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses. The merger and restructuring plan involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The Company estimates the charges to complete the merger and restructuring plan will now total $84 million pre-tax, due to an acceleration and refinement of the plan, with approximately $50 million of the charge previously expensed in 1999 and $29 million in 2000. The Company expects to incur $5 million in 2001.

The $80 million charge to date included the following announced actions:

o Costs associated with the transaction for items such as investment bankers, legal fees, accountant fees, SEC fees, etc.

o Consolidation of the corporate headquarters to Wilmerding, PA and the elimination of duplicate corporate functions.

o Closing and moving of Young Radiator's Centerville, IA plant and consolidating the Young administrative offices into the Company's Jackson, TN facility from Racine, WI.

o Closing and relocation of several production operations to San Luis Potosi, Mexico.

o  Closing and relocation of several additional manufacturing operations.

o  Eliminating duplicate sales functions.

As of March 31, 2001, $4.7 million of the merger and restructuring charge was still remaining as accrued on the balance sheet. The table below identifies the significant components of the charge and reflects the accrual balance at that date.


                                          LEASE
                                       IMPAIRMENTS
                                           AND
                                          ASSET
In thousands                            WRITEDOWNS     OTHER      TOTAL
--------------------------------------------------------------------------
Beginning balance, January 1, 2001       $ 5,961        $296      $6,257
Amounts paid                              (1,477)        (66)     (1,543)
                                         --------------------------------
Balance at March 31, 2001                $ 4,484        $230      $4,714
--------------------------------------------------------------------------

The lease impairment charges and asset writedowns are associated with the Company's closing of the plants noted, the relocation of the corporate headquarters, and the Company's evaluation of certain assets where projected cash flows from such assets over their remaining lives are estimated to be less than their carrying values. The other category represents other related costs that have been incurred and not yet paid as of March 31, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation's Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 2000 Annual Report on Form 10-K.

OVERVIEW

Net income for the first quarter of 2001 was $10.4 million, or $0.24 per diluted share, as compared to $16.4 million, or $0.38 per diluted share in the same period in 2000. The results for the first quarter of 2001 include a $1.2 million restructuring-related charge. The results for the same period in 2000 include a $2.3 million restructuring-related charge and a $4.4 million gain on the disposition of a product line. Without the effect of the aforementioned items, net income for the first quarter of 2001 would have been $11.1 million or $0.26 per diluted share as compared to $15 million or $0.35 per diluted share in the same period in 2000. Net sales increased 3% in the first quarter of 2001 as compared to the same period in 2000. Operating margins for the first quarter of 2001 decreased to 10.6% as compared to 12.6% in the same period in 2000. After excluding the restructuring-related charges that affect operating income, operating margins in the first quarter of 2001 would have been 11% compared to 13.6% in the same period in 2000.

MERGER AND RESTRUCTURING PLAN

The Company previously announced a merger and restructuring plan pursuant to the merger of the Company and MotivePower Industries, Inc. ("the merger"). The Company estimates synergies from the plan yielded approximately an ongoing annualized savings of $25 million pre-tax, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses. The merger and restructuring plan involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The Company estimates the charges to complete the merger and restructuring plan will now total $84 million pre-tax, $80 million incurred through the end of the first quarter 2001 with the remaining charge of $4 million to be incurred in 2001.

The accrual on the balance sheet is discussed in greater detail in Note 7 to "Notes to Condensed Consolidated Financial Statements" included in this report.


                         FIRST QUARTER 2001 COMPARED TO
                               FIRST QUARTER 2000

The following table sets forth the Company's net sales by business segment:

                                           THREE MONTHS ENDED
                                                MARCH 31
                                     ----------------------------
In thousands                                2001          2000
-----------------------------------------------------------------
Freight Group                           $190,835      $194,048
Transit Group                             75,710        64,811
                                     ----------------------------
     Net sales                          $266,545      $258,859
-----------------------------------------------------------------

Net sales for the first quarter of 2001 increased $7.7 million, or 3%, to $266.5 million as compared to the prior year period. This increase was attributable to higher Transit Group sales, reflecting continued significant shipments of product under the MTA contract, partially offset by lower OEM freight car and locomotive component sales volumes and lower locomotive overhauls, both within the Freight Group. Sales volumes within the Freight Group reflect a softening OEM market for freight cars, with approximately 11,000 freight cars delivered in the first quarter of 2001 compared with 16,867 in the same period in 2000.

Gross profit decreased to $71.0 million in the first quarter of 2001 compared to $76.5 million in the same period of 2000. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 26.6% compared to 29.6% in the same period of 2000. The decrease in gross profit is primarily attributed to the effect of a decrease in sales volumes of OEM freight car components.

Total operating expenses as a percentage of net sales were 16% in the first quarter of 2001 and 16.9% in the same period a year ago. After excluding restructuring charges of $1.2 million and $2.3 million in the first quarter of 2001 and 2000, operating expenses would have been 15.6% and 16% of net sales, respectively. This decrease, excluding restructuring charges, is due to benefits derived from cost reduction programs and synergies from the merger.

Operating income totaled $28.3 million (or 10.6% of sales) in the first quarter of 2001 compared with $32.7 million (or 12.6% of sales) in the same period in 2000. After excluding the restructuring-related charges that affect operating income in both periods, operating income would have been $29.5 million (or 11% of sales) and $35.1 million (or 13.6% of sales). Lower operating income resulted from decreased sales volumes of OEM freight car components in the Freight Group and overall changes to product mix. (See Note 6 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

In February 2000, the Company disposed its transit electrification product line for $4.5 million in cash and a note receivable, and recognized a gain of $4.4 million, which is reported as other income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's credit facility with a consortium of commercial banks ("credit agreement"). The following is a summary of selected cash flow information and other relevant data.

                                        THREE MONTHS ENDED
                                              MARCH 31
                                      -------------------------
In thousands                               2001        2000
---------------------------------------------------------------
Cash provided (used) by:
  Operating activities                  $39,565     $18,835
  Investing activities                   (4,488)     (2,410)
  Financing activities                  (32,068)     (6,439)
Earnings before interest, taxes,
   depreciation and amortization
   (EBITDA)                              38,600      43,942
Adjusted EBITDA (before
   restructuring-related charges)        39,773      46,290
---------------------------------------------------------------

Operating cash flow in the first quarter of 2001 was $39.6 million compared to $18.8 million in the same period a year ago. Working capital decreased 11.5% since December 31, 2000, primarily due to a decrease in accounts receivable and inventories. During the first quarter of 2001 and 2000, cash outlays for restructuring-related activities were approximately $1 million and $2.3 million, respectively, and are reported as a reduction to cash provided by operating activities. Excluding these cash outlays, cash provided by operating activities in the first quarter of 2001 and 2000 would have been approximately $40.6 million and $21.1 million, respectively.

Cash used for investing activities increased in the first quarter of 2001 to $4.5 million from $2.4 million a year ago. In the first quarter of 2000, cash received from the sale of a product line was $4.5 million. Capital expenditures were $5.9 million and $6.9 million in the first quarter of 2001 and 2000, respectively. The majority of capital expenditures for these periods relates to upgrades to existing equipment, replacement of existing equipment and purchases of new equipment due to expansion of Wabtec's operations, where the Company believes overall cost savings can be achieved through increasing efficiencies.

Cash used for financing activities was $32.1 million in the first quarter of 2001 versus $6.4 million in the same period a year ago. In the first quarter of 2001, the Company reduced long term debt, specifically outstanding borrowings on its credit facility, by approximately $32 million as compared to a reduction in long term debt of $5 million in the same period of 2000.

The Company estimates the charges at completion of the merger and restructuring plan will total approximately $84 million pre-tax with approximately $80 million of the charge expensed to date with the remaining $4 million to be incurred in 2001.

The following table sets forth the Company's outstanding indebtedness and average interest rates at March 31, 2001. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

                                          MARCH 31   DECEMBER 31
In thousands                                  2001          2000
-----------------------------------------------------------------
Revolving credit agreement, 6.53%         $326,000      $358,000
9.375% Senior notes due 2005               175,000       175,000
5.5% Industrial revenue bond due 2008        6,019         6,169
Other                                          894         1,028
                                        -------------------------
     Total                                $507,913      $540,197
     Less-current portion                      753           751
                                        -------------------------
     Long-term portion                    $507,160      $539,446
-----------------------------------------------------------------

Credit Agreement

The company currently has an unsecured credit agreement that provides a $275 million five-year revolving credit facility expiring in 2004 and a 364 -day $213 million convertible revolving credit facility maturing in November 2001. At March 31, 2001, the Company had available borrowing capacity, net of letters of credit, of approximately $137 million.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

     Economic and Industry Conditions
     - materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;
     -   demand for services in the freight and passenger rail industry;
     -   consolidations in the rail industry;
     -   demand for our products and services;
     -   continued outsourcing by our customers;
     -   demand for freight cars, locomotives, passenger transit cars and buses;
     -   industry demand for faster and more efficient braking equipment;
     -   fluctuations in interest rates;

     Operating Factors
     -   supply disruptions;
     -   technical difficulties;
     -   changes in operating conditions and costs;
     -   successful introduction of new products;
     -   labor relations;
     -   completion and integration of additional acquisitions;
     -   the development and use of new technology ;

     Competitive Factors
     -   the actions of competitors;

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

     - the outcome of negotiations with partners, governments, suppliers, customers or others.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with $242 million of variable-rate debt (after considering the effects of interest rate swaps, further described below), which represent 48% of total long-term debt at March 31, 2001. Management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases At March 31, 2001, an instantaneous 100 basis point increase in interest rates would reduce the Company's annual earnings by $1.5 million, assuming no additional intervention strategies by management.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, and as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. In the application, the Company has concluded that its swap contracts qualify for "special cash flow hedge accounting" which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income on the balance sheet while creating some volatility in future earnings, due to market sensitivity and ineffectiveness in offsetting changes in interest rates of Wabtec's variable rate borrowings. This fluctuation is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

FOREIGN CURRENCY EXCHANGE RISK

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of March 31, 2001, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the three month period ended March 31, 2001, approximately 74% of Wabtec's net sales are in the United States, 11% in Canada, 5% in Mexico, and 10% in other international locations, primarily Europe. At March 31, 2001, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

There have been no material changes to report regarding the Company's commitments and contingencies as described in Note 15 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 2000.

EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTINGHOUSE AIR BRAKE TECHNOLOGIES
                                          CORPORATION

                                      By: /s/ ROBERT J. BROOKS
                                          --------------------------------------
                                              Robert J. Brooks
                                              Chief Financial Officer

                                      Date: May 10, 2001