Form 10-Q
period 2001-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2001-08-14
CIK 943452

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

                  For the quarterly period ended JUNE 30, 2001

                                       or

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

         As of August 13, 2001, 43,056,658 shares of Common Stock of the registrant were issued and outstanding.


================================================================================

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                             JUNE 30, 2001 FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets as of June 30, 2001
               and December 31, 2000                                           3
            Condensed Consolidated Statements of Operations for the
               three months and six months ended June 30, 2001 and 2000
                                                                               4
            Condensed Consolidated Statements of Cash Flows for the six
               months ended June 30, 2001 and 2000                             5
            Notes to Condensed Consolidated Financial Statements               6


Item 2.  Management's Discussion and Analysis of Financial Position and
            Results of Operations                                             12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           15

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 6.  Exhibits and Reports on Form 8-K                                     16

         Signatures                                                           17

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                    UNAUDITED
                                                                                                     JUNE 30      DECEMBER 31
In thousands, except shares and par value                                                              2001              2000
--------------------------------------------------------------------------------------------------------------------------------
                                                  ASSETS
       CURRENT ASSETS
       Cash                                                                                           $7,378           $6,071
       Accounts receivable                                                                           153,983          194,379
       Inventories                                                                                   189,844          202,828
       Other current assets                                                                           36,149           44,277
                                                                                                   -----------------------------
            Total current assets                                                                     387,354          447,555
       Property, plant and equipment                                                                 394,011          407,322
       Accumulated depreciation                                                                     (188,232)        (192,677)
                                                                                                   -----------------------------
            Property, plant and equipment, net                                                       205,779          214,645
       OTHER ASSETS
       Contract underbillings                                                                         19,214           23,898
       Goodwill, net                                                                                 222,429          226,597
       Other intangibles, net                                                                         44,350           38,797
       Other noncurrent assets                                                                        26,696           32,555
                                                                                                   -----------------------------
            Total other assets                                                                       312,689          321,847
                                                                                                   -----------------------------
                 Total Assets                                                                       $905,822         $984,047
                                                                                                   =============================

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
       Current portion of long-term debt                                                                $761             $751
       Accounts payable                                                                               74,938           86,316
       Accrued merger and restructuring costs                                                          4,258            6,257
       Customer deposits                                                                              19,749           25,125
       Accrued income taxes                                                                           12,794            8,758
       Accrued interest                                                                                3,576            2,104
       Other accrued liabilities                                                                      55,250           61,345
                                                                                                   -----------------------------
            Total current liabilities                                                                171,326          190,656
       Long-term debt                                                                                470,912          539,446
       Reserve for postretirement and pension benefits                                                20,417           19,387
       Other long-term liabilities                                                                    32,613           38,187
                                                                                                   -----------------------------
            Total liabilities                                                                        695,268          787,676
       SHAREHOLDERS' EQUITY
       Preferred stock, 1,000,000 shares authorized, no shares issued                                      -                -
       Common stock, $.01 par value; 100,000,000 shares authorized: 65,447,867 shares issued and
         42,938,925 outstanding at June 30, 2001 and 42,841,985 outstanding at December 31, 2000         654              654
       Additional paid-in capital                                                                    273,099          273,494
       Treasury stock, at cost, 22,508,942 and 22,605,882 shares, respectively                      (280,219)        (281,665)
       Retained earnings                                                                             235,956          218,470
       Deferred compensation                                                                             619              900
       Accumulated other comprehensive income (loss)                                                 (19,555)         (15,482)
                                                                                                   -----------------------------
            Total shareholders' equity                                                               210,554          196,371
                                                                                                   -----------------------------
                 Total Liabilities and Shareholders' Equity                                         $905,822         $984,047
                                                                                                   =============================





        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       UNAUDITED                  UNAUDITED
                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30                   JUNE 30
In thousands, except per share data                               2001          2000          2001        2000
--------------------------------------------------------------------------------------------------------------------

Net sales                                                       $241,669      $249,164      $508,213    $508,023
Cost of sales                                                   (179,363)     (181,894)     (374,942)   (364,260)
                                                              ------------------------------------------------------
     Gross profit                                                 62,306        67,270       133,271     143,763

Selling, general and administrative expenses                     (27,010)      (27,715)      (56,189)    (57,196)
Restructuring charges                                             (1,526)       (5,591)       (2,699)     (7,939)
Engineering expenses                                              (8,349)       (8,051)      (16,892)    (16,287)
Amortization expense                                              (3,758)       (3,577)       (7,548)     (7,266)
                                                              ------------------------------------------------------
     Total operating expenses                                    (40,643)      (44,934)      (83,328)     (88,688)

     Income from operations                                       21,663        22,336        49,943      55,075

Other income and expenses
   Interest expense                                               (8,972)      (10,861)      (20,250)    (22,031)
   Other income (expense), net                                      (694)        1,062        (1,506)      5,133
                                                              ------------------------------------------------------
     Income before income taxes                                   11,997        12,537        28,187      38,177

Income tax expense                                                (4,036)       (4,514)       (9,865)    (13,744)
                                                              ------------------------------------------------------

Net income                                                        $7,961        $8,023       $18,322     $24,433
                                                              ======================================================



EARNINGS PER COMMON SHARE

     Basic                                                         $0.19         $0.18         $0.43       $0.56
                                                              ======================================================

     Diluted                                                       $0.18         $0.18         $0.42       $0.56
                                                              ======================================================


      Weighted average shares outstanding
        Basic                                                    42,937         43,454        42,903      43,328
        Diluted                                                  43,212         43,510        43,172      43,443
                                                              ------------------------------------------------------






        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   UNAUDITED
                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30
In thousands                                                                                    2001         2000
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                                   $18,322      $24,433
Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                            20,680       21,627
     Provision for ESOP contribution                                                               -        1,157
     Loss (gain) on sale of product line                                                         521       (4,375)
     Other, primarily non-cash restructuring related charges                                     160            -
     Changes in operating assets and liabilities, net
        of acquisition and disposition of product line
         Accounts receivable                                                                  37,910       (9,792)
         Inventories                                                                           9,271      (12,301)
         Accounts payable                                                                     (9,992)      (2,531)
         Accrued income taxes                                                                  9,512        2,260
         Accrued liabilities and customer deposits                                           (17,604)      (6,984)
         Other assets and liabilities                                                          6,270        7,782
                                                                                          --------------------------
              Net cash provided by operating activities                                       75,050       21,276

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                                           (6,987)     (11,999)
     Cash received from disposition of product line                                            4,120        5,500
     Cash paid for acquisition of product line                                                  (743)           -
                                                                                          --------------------------
              Net cash used for investing activities                                          (3,610)      (6,499)

FINANCING ACTIVITIES
     (Repayments of) proceeds from credit agreement                                          (68,000)      10,500
     Repayments of other borrowings                                                             (471)     (17,876)
     Purchase of treasury stock                                                                 (549)      (4,369)
     Proceeds from the issuance of treasury stock from stock options and other
     benefit plans                                                                             1,099        3,542
     Cash dividends                                                                             (839)        (852)
                                                                                          --------------------------
              Net cash used for financing activities                                         (68,760)      (9,055)

Effect of changes in currency exchange rates                                                  (1,373)      (5,905)
                                                                                          --------------------------
     Increase (decrease) in cash                                                               1,307         (183)
         Cash, beginning of year                                                               6,071        7,056
                                                                                          --------------------------
         Cash, end of period                                                                  $7,378       $6,873
                                                                                          ==========================



        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 (UNAUDITED)



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

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as known. Provisions are made if estimated losses on uncompleted contracts are projected.

Costs and estimated earnings in excess of billings ("contract underbillings") and billings in excess of costs and estimated earnings ("contract overbillings") on a contract in progress are recorded on the balance sheet and are classified as non-current.

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

RECENT ACCOUNTING PRONOUNCEMENTS In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under its provisions, all goodwill and other intangible assets with indefinite lives will no longer be routinely amortized under a straight-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has not completed the process of evaluating the impact that will result from adopting it.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations. The Company has not completed the process of evaluating the impact that will result from adopting it.

OTHER COMPREHENSIVE INCOME Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and cumulative adjustment relating to the fair value of cash flow hedge derivatives. Prior to the adoption of SFAS 133, the company's accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments. Total comprehensive income for the three and six months ended June 30 was:


                                              SIX MONTHS ENDED
                                                  JUNE 30
----------------------------------------------------------------

In thousands                                  2001         2000
----------------------------------------------------------------
Net Income                                $ 18,322    $  24,433

Foreign Currency Translation                (2,400)      (7,563)
Unrealized losses on hedges, net of tax     (1,673)          --
                                        ------------------------
Total Comprehensive Income                $ 14,249    $ 16,870
----------------------------------------------------------------


                                             THREE MONTHS ENDED
                                                  JUNE 30
----------------------------------------------------------------
In thousands                                 2001         2000
----------------------------------------------------------------
Net Income                                $ 7,961      $ 8,023

Foreign Currency Translation                2,764       (5,167)
Unrealized gains on hedges, net of tax        133           --
                                        ------------------------
Total Comprehensive Income                $10,858      $ 2,856
----------------------------------------------------------------


3.       INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. Cores inventory is defined as inventory units designated for unit exchange programs. The components of inventory, net of reserves, were:

                                        JUNE 30      DECEMBER 31
In thousands                              2001              2000
-----------------------------------------------------------------
Cores                                  $28,386           $28,213
Raw materials                           94,983            95,430
Work-in-process                         34,902            53,240
Finished goods                          31,573            25,945
                                     ----------------------------
    Total inventory                   $189,844          $202,828
-----------------------------------------------------------------


4.       EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                             THREE MONTHS ENDED
                                                  JUNE 30
In thousands, except per share                 2001        2000
-----------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income applicable to common
   shareholders                               $7,961      $8,023
Divided by
   Weighted average shares
     outstanding                              42,937      43,454
Basic earnings per share                       $0.19       $0.18
-----------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income applicable to common
   shareholders                               $7,961      $8,023
Divided by sum of the
   Weighted average shares
     outstanding                              42,937      43,454
   Conversion of dilutive stock
     options                                     275          56
                                            ---------------------
   Diluted shares outstanding                 43,212      43,510
Diluted earnings per share                     $0.18       $0.18
-----------------------------------------------------------------

                                              SIX MONTHS ENDED
                                                  JUNE 30
In thousands, except per share                 2001        2000
-----------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income applicable to common
   shareholders                              $18,322     $24,433
Divided by
   Weighted average shares
     outstanding                              42,903      43,328
Basic earnings per share                       $0.43       $0.56
-----------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income applicable to common
   shareholders                              $18,322     $24,433
Divided by sum of the
   Weighted average shares
     outstanding                              42,903      43,328
   Conversion of dilutive stock
     options                                     269         115
                                            ---------------------
   Diluted shares outstanding                 43,172      43,443
Diluted earnings per share                     $0.42       $0.56
-----------------------------------------------------------------


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

The Company's operations do not use and its products do not contain any asbestos. Asbestos actions have been filed against the Company and certain of its affiliates. These cases involve products manufactured prior to the time the Company was formed. The Company has not incurred any significant costs related to these asbestos claims as the claims are indemnified or the liabilities are retained by the companies who manufactured the products in question or the claims are covered by insurance. Management believes that these claims will not be material; and accordingly, the financial statements do not reflect any costs or reserves for such claims.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2000. During the second quarter, there were no material changes to the information described in Note 15 therein.

Also, as described in Note 15 of the Form 10-K, the Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Boise Locomotive Company facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for the amount of hazardous constituents. At June 30, 2001, the Company has accrued $2 million representing the estimated remaining costs for remediation. The Company was in compliance with the Permit at June 30, 2001.

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

Segment financial information for the three months ended June 30, 2001 is as follows:

                                                           FREIGHT        TRANSIT       CORPORATE
In thousands                                                GROUP          GROUP        ACTIVITIES     RESTRUCTURING      TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                               $167,919        $73,750              --              --         $241,669
Intersegment sales/(elimination)                             2,670            294          (2,964)             --               --
                                                          ------------------------------------------------------------------------
   Total sales                                            $170,589        $74,044        $ (2,964)             --         $241,669
                                                          ========================================================================
Income from operations                                    $ 19,434        $ 8,199        $ (4,444)        $(1,526)        $ 21,663
Interest expense and other                                      --             --          (9,666)             --           (9,666)
                                                          ------------------------------------------------------------------------
   Income before income taxes and extraordinary item      $ 19,434        $ 8,199        $(14,110)        $(1,526)        $ 11,997
                                                          ========================================================================


Segment financial information for the three months ended June 30, 2000 is as follows:

                                                            FREIGHT        TRANSIT       CORPORATE
In thousands                                                 GROUP          GROUP        ACTIVITIES     RESTRUCTURING        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                $180,678        $68,486              --              --         $249,164
Intersegment sales/(elimination)                              3,158            208          (3,366)             --               --
                                                           ------------------------------------------------------------------------
   Total sales                                             $183,836        $68,694        $ (3,366)             --         $249,164
                                                           ========================================================================
Income from operations                                     $ 25,200        $ 6,770        $ (4,043)        $(5,591)        $ 22,336
Interest expense and other                                       --             --          (9,799)             --           (9,799)
                                                           ------------------------------------------------------------------------
   Income before income taxes and extraordinary item       $ 25,200        $ 6,770        $(13,842)        $(5,591)        $ 12,537
                                                           ========================================================================


Segment financial information for the six months ended June 30, 2001 is as follows:

                                                          FREIGHT         TRANSIT        CORPORATE
In thousands                                               GROUP           GROUP         ACTIVITIES     RESTRUCTURING        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                               $358,753        $149,460              --              --         $508,213
Intersegment sales/(elimination)                             5,925             445          (6,370)             --               --
                                                          -------------------------------------------------------------------------
   Total sales                                            $364,678        $149,905        $ (6,370)             --         $508,213
                                                          =========================================================================
Income from operations                                    $ 46,068        $ 15,942        $ (9,368)        $(2,699)        $ 49,943
Interest expense and other                                      --              --         (21,756)             --          (21,756)
                                                          -------------------------------------------------------------------------
   Income before income taxes and extraordinary item      $ 46,068        $ 15,942        $(31,124)        $(2,699)        $ 28,187
                                                          =========================================================================


Segment financial information for the six months ended June 30, 2000 is as follows:

                                                          FREIGHT         TRANSIT        CORPORATE
In thousands                                               GROUP           GROUP         ACTIVITIES     RESTRUCTURING        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                               $374,726        $133,297              --              --         $508,023
Intersegment sales/(elimination)                             6,034             251          (6,285)             --               --
                                                          -------------------------------------------------------------------------
   Total sales                                            $380,760        $133,548        $ (6,285)             --         $508,023
                                                          =========================================================================
Income from operations                                    $ 58,422        $ 13,461        $ (8,869)        $(7,939)        $ 55,075
Interest expense and other                                      --              --         (16,898)             --          (16,898)
                                                          -------------------------------------------------------------------------
   Income before income taxes and extraordinary item      $ 58,422        $ 13,461        $(25,767)        $(7,939)        $ 38,177
                                                          =========================================================================


7.       RESTRUCTURING CHARGES

The Company previously announced a merger and restructuring plan pursuant to the merger of the Company and MotivePower Industries, Inc. ("the merger"). The Company estimates synergies from the plan yielded approximately $20 million of pre-tax cost savings in 2000 and reached an ongoing annualized savings of $25 million pre-tax, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses. The merger and restructuring plan involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The Company estimates the charges to complete the merger and restructuring plan will now total $84 million pre-tax, due to an acceleration and refinement of the plan, with approximately $50 million of the charge previously expensed in 1999 and $29 million in 2000. The Company expects to incur $5 million in 2001, of which $3 million has been incurred through June 30.

The $82 million charge to date included the following announced actions:

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

As of June 30, 2001, $4.3 million of the merger and restructuring charge was still remaining as accrued on the balance sheet. The table below identifies the significant components of the charge and reflects the accrual balance at that date.

                                          LEASE
                                       IMPAIRMENTS
                                           AND
                                          ASSET
In thousands                            WRITEDOWNS       OTHER         TOTAL
------------------------------------------------------------------------------
Beginning balance, January 1, 2001       $ 5,961         $ 296        $ 6,257
Increase to accrual                           --           525            525
Amounts paid                              (2,426)          (98)        (2,524)
                                         -------------------------------------
Balance at June 30, 2001                 $ 3,535         $ 723        $ 4,258
------------------------------------------------------------------------------


The lease impairment charges and asset writedowns are associated with the Company's closing of the plants noted, the relocation of the corporate headquarters, and the Company's evaluation of certain assets where projected cash flows from such assets over their remaining lives are estimated to be less than their carrying values. The other category represents other related costs that have been incurred and not yet paid as of June 30, 2001.


8.       SUBSEQUENT EVENT

On July 25, 2001, the Company signed a definitive agreement to sell certain assets to GE Transportation Systems for $240 million in cash. The assets to be sold primarily include locomotive aftermarket products and services for which Wabtec is not the original equipment manufacturer. The transaction is expected to close at the end of the third quarter, subject to regulatory approvals.

Pro forma information related to the sale for the six months ended June 30, 2001 is as follows:

                                          DISPOSITION    PROFORMA     ADJUSTED
In thousands                  REPORTED    OF BUSINESS   ADJUSTMENT   FINANCIALS

Net sales                     $508,213     $(88,105)     $ 5,396      $425,504
Gross profit                   133,271      (16,821)          --       116,450
Income from operations          49,943       (7,777)          --        42,166
Interest expense                20,250         (904)      (7,408)       11,938
Net income                      18,322       (4,492)       4,815        18,645
Diluted earnings per share    $   0.42     $  (0.10)     $  0.11      $   0.43

--------------------------------------------------------------------------------

Pro forma information related to the sale for the year ended December 31, 2000 is as follows:

                                          DISPOSITION    PROFORMA      ADJUSTED
In thousands                  REPORTED    OF BUSINESS   ADJUSTMENT    FINANCIALS

Net sales                    $1,027,976    $(187,264)    $ 10,939      $851,651
Gross profit                    277,800      (37,720)          --       240,080
Income from operations           89,480      (20,415)          --        69,065
Interest expense                 45,505       (2,286)     (15,714)       27,505
Net income                       25,393      (11,934)      10,057        23,516
Diluted earnings per share   $     0.59    $   (0.27)    $   0.23      $   0.54

--------------------------------------------------------------------------------

Proforma adjustments to net sales reflect the fact that intercompany sales to the disposed businesses would have been recorded as external sales.

Proforma adjustments to interest expense reflect the decreased interest from the use of the proceeds of the sale to pay down debt.

Pro forma balance sheet as of June 30,2001 related to the sale is as follows:

--------------------------------------------------------------------------------


                                                      DISPOSITION       PROFORMA        ADJUSTED
In thousands                             REPORTED     OF BUSINESS      ADJUSTMENT      FINANCIALS

Accounts receivable                     $ 153,983      $ (32,215)      $      --       $ 121,768
Inventory                                 189,844        (59,106)             --         130,738
Other current assets                       43,527         (3,980)             --          39,547
Property, plant and equipment, net        205,779        (31,349)             --         174,430
Other noncurrent assets                   312,689        (38,510)             --         274,179
Current liabilities                       171,326        (23,623)             --         147,703
Debt                                      470,912             --        (200,000)        270,912
Other long term liabilities                53,030        (10,013)             --          43,017
Equity                                    210,554       (131,524)        200,000         279,030
-------------------------------------------------------------------------------------------------


Pro forma balance sheet as of December 31,2000 related to the sale is as follows:

                                                      DISPOSITION       PROFORMA        ADJUSTED
In thousands                             REPORTED     OF BUSINESS      ADJUSTMENT      FINANCIALS

Accounts receivable                     $ 194,379      $ (41,949)      $      --       $ 152,430
Inventory                                 202,828        (64,123)             --         138,705
Other current assets                       50,348         (1,164)             --          49,184
Property, plant and equipment, net        214,645        (34,579)             --         180,066
Other noncurrent assets                   321,847        (46,564)             --         275,283
Current liabilities                       190,656        (29,263)             --         161,393
Debt                                      539,446             --        (200,000)        339,446
Other long term liabilities                57,574         (9,800)             --          47,774
Equity                                    196,371       (149,316)        200,000         247,055
-------------------------------------------------------------------------------------------------


Proforma adjustments to debt and equity reflect the use of the cash proceeds, net of tax, to pay down debt.

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


OVERVIEW

Net income for the first six months of 2001 was $18.3 million, or $0.42 per diluted share, as compared to $24.4 million, or $0.56 per diluted share in the same period in 2000. The results for the first six months of 2001 include a $2.7 million restructuring-related charge. The results for the same period in 2000 include a $7.9 million restructuring-related charge and a $4.4 million gain on the disposition of a product line. Without the effect of the aforementioned items, net income for the first six months of 2001 would have been $20.1 million or $0.47 per diluted share as compared to $26.7 million or $0.61 per diluted share in the same period in 2000. Net sales were flat in the first six months of 2001 as compared to the same period in 2000. Operating margins for the first six months of 2001 decreased to 9.8% as compared to 10.8% in the same period in 2000. After excluding the restructuring-related charges that affect operating income, operating margins in the first six months of 2001 would have been 10.4% compared to 12.4% in the same period in 2000.

MERGER AND RESTRUCTURING PLAN

The Company previously announced a merger and restructuring plan pursuant to the merger of the Company and MotivePower Industries, Inc. ("the merger"). The Company estimates synergies from the plan yielded approximately an ongoing annualized savings of $25 million pre-tax, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses. The merger and restructuring plan involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The Company estimates the charges to complete the merger and restructuring plan will now total $84 million pre-tax, $82 million incurred through the end of the second quarter 2001 with the remaining charge of $2 million to be incurred in 2001.

The accrual on the balance sheet is discussed in greater detail in Note 7 to "Notes to Condensed Consolidated Financial Statements" included in this report.

               SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000


The following table sets forth the Company's net sales by business segment:

                                            THREE MONTHS ENDED
                                                 JUNE 30
                                     ----------------------------
In thousands                                2001          2000
-----------------------------------------------------------------
Freight Group                           $167,919      $180,678
Transit Group                             73,750        68,486
                                     ----------------------------
     Net sales                          $241,669      $249,164
-----------------------------------------------------------------

Net sales for the second quarter of 2001 decreased $7.5 million, or 3%, to $241.7 million as compared to the prior year period. This decrease was attributable to lower Freight Group sales, reflecting lower OEM freight car and locomotive component sales volumes and lower locomotive overhauls, partially offset by higher continued significant shipments of product under the MTA contract in the Transit Group. Sales volumes within the Freight Group reflect a softening OEM market for freight cars, with approximately 9,000 freight cars delivered in the second quarter of 2001 compared with 14,179 in the same period in 2000.

Gross profit decreased to $62.3 million in the second quarter of 2001 compared to $67.3 million in the same period of 2000. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 25.8% compared to 27% in the same period of 2000. The decrease in gross profit is primarily attributed to the effect of a decrease in sales volumes of OEM freight car components.

Total operating expenses as a percentage of net sales were 16.8% in the second quarter of 2001 and 18% in the same period a year ago. After excluding restructuring charges of $1.5 million and $5.6 million in the second quarter of 2001 and 2000, operating expenses would have been $39.1 million and $39.3 million, respectively. This change, excluding restructuring charges, is due to higher engineering and amortization expense offset by lower sales, general and administrative expenses.

Operating income totaled $21.7 million (or 9% of sales) in the second quarter of 2001 compared with $22.3 million (or 9% of sales) in the same period in 2000. After excluding the restructuring-related charges that affect operating income in both periods, operating income would have been $23.2 million (or 9.6% of sales) and $27.9 million (or 11.2% of sales). Lower operating income resulted from decreased sales volumes of OEM freight car components in the Freight Group and overall changes to product mix. (See Note 6 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

          SIX MONTH PERIOD OF 2001 COMPARED TO SIX MONTH PERIOD OF 2000


The following table sets forth the Company's net sales by business segment:

                                             SIX MONTHS ENDED
                                                  JUNE 30
                                     ----------------------------
In thousands                                2001          2000
-----------------------------------------------------------------
Freight Group                           $358,753      $374,726
Transit Group                            149,460       133,297
                                     ----------------------------
     Net sales                          $508,213      $508,023
-----------------------------------------------------------------


Net sales for the first six months of 2001 increased $0.2 million to $508.2 million as compared to the prior year period. This increase was attributable to higher Transit Group sales, reflecting continued significant shipments of product under the MTA contract, offset by lower OEM freight car and locomotive component sales volumes and lower locomotive overhauls, both in the Freight Group. Sales volumes within the Freight Group reflect a softening OEM market for freight cars by 35%, with approximately 20,100 freight cars delivered in the first six months of 2001 compared with 31,046 in the same period in 2000.

Gross profit decreased to $133.3 million in the first six months of 2001 compared to $143.8 million in the same period of 2000. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 26.2% compared to 28.3% in the same period of 2000. The decrease in gross profit is primarily attributed to the effect of a decrease in sales volumes of OEM freight car components.

Total operating expenses as a percentage of net sales were 16.4% in the first six months of 2001 and 17.5% in the same period a year ago. After excluding restructuring charges of $2.7 million and $7.9 million in the first six months of 2001 and 2000, operating expenses would have been $80.6 million and $80.7 million, respectively.

Operating income totaled $49.9 million (or 9.8% of sales) in the first six months of 2001 compared with $55.1 million (or 10.8% of sales) in the same period in 2000. After excluding the restructuring-related charges that affect operating income in both periods, operating income would have been $52.6 million (or 10.4% of sales) and $63 million (or 12.4% of sales). Lower operating income resulted from decreased sales volumes of OEM freight car components in the Freight Group and overall changes to product mix. (See Note 6 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

In June 2001, the Company acquired a repair billings systems company for the rail industry for $0.7 million in cash.

In March 2001, the Company disposed of its Vapor Power product line for $4.1 million in cash and a note receivable, and recognized a loss of $0.5 million, which is reported as other expense.

In February 2000, the Company disposed its transit electrification product line for $5.5 million in cash, and recognized a gain of $4.4 million, which is reported as other income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's credit facility with a consortium of commercial banks ("credit agreement"). The following is a summary of selected cash flow information and other relevant data.

                                          SIX MONTHS ENDED
                                               JUNE 30
                                      -------------------------
In thousands                               2001        2000
---------------------------------------------------------------
Cash provided (used) by:
  Operating activities                  $75,050     $21,276
  Investing activities                   (3,610)     (6,499)
  Financing activities                  (68,760)     (9,055)
Earnings before interest, taxes,
   depreciation and amortization
   (EBITDA)                              70,623      76,702
Adjusted EBITDA (before
   restructuring-related charges)        73,322      84,641
---------------------------------------------------------------


Operating cash flow in the first six months of 2001 was $75.1 million compared to $21.3 million in the same period a year ago. Working capital decreased 11.3% since December 31, 2000, primarily due to a decrease in inventories and accounts receivable. During the first six months of 2001 and 2000, cash outlays for restructuring-related activities were approximately $1.8 million and $10.3 million, respectively, and are reported as a reduction to cash provided by operating activities.

Cash used for investing activities dropped in the first six months of 2001 to $3.6 million from $6.5 million a year ago. In the first six months of 2001, cash received from the sale of a product line was $4.1 million, compared to $5.5 million in the first six months of 2000. Also, in the first six months of 2001, fixed assets were sold for $4.3 million in cash. Capital expenditures were essentially the same at $12 million in the first six months of 2001 and 2000. The majority of capital expenditures for these periods relates to upgrades to existing equipment and replacement of existing equipment to improve the overall cost savings through efficiencies.

Cash used for financing activities was $68.8 million in the first six months of 2001 versus $9.1 million in the same period a year ago. In the first six months of 2001, the Company reduced long term debt, specifically outstanding borrowings on its credit facility, by approximately $68 million.

The Company estimates the charges at completion of the merger and restructuring plan will total approximately $84 million pre-tax with approximately $82 million of the charge expensed to date and the remaining $2 million to be incurred in the remainder of 2001.

The following table sets forth the Company's outstanding indebtedness and average interest rates at June 30, 2001. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

                                           JUNE 30   DECEMBER 31
In thousands                                  2001          2000
----------------------------------------------------------------
Revolving credit agreement, 6.53%         $290,000      $358,000
9.375% Senior notes due 2005               175,000       175,000
5.5% Industrial revenue bond due 2008        5,867         6,169
Other                                          806         1,028
                                        ------------------------
     Total                                $471,673      $540,197
     Less-current portion                      761           751
                                        ------------------------
     Long-term portion                    $470,912      $539,446
----------------------------------------------------------------


Credit Agreement

The company currently has an unsecured credit agreement that provides a $275 million five-year revolving credit facility expiring in 2004 and a 364-day $213 million convertible revolving credit facility to be reconfirmed in November 2001. At June 30, 2001, the Company had available borrowing capacity, net of letters of credit, of approximately $174 million.

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

Principal repayments of outstanding loan balances are due at various intervals until maturity, with 2004 as the primary payment date.

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

     Operating Factors
     -   supply disruptions;
     -   technical difficulties;
     -   changes in operating conditions and costs;
     -   successful introduction of new products;
     -   labor relations;
     -   completion and integration of additional acquisitions;
     -   the development and use of new technology;

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

RECENT ACCOUNTING PRONOUNCEMENTS In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under its provisions, all goodwill and other intangible assets with indefinite lives will no longer be routinely amortized under a straight-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has not completed the process of evaluating the impact that will result from adopting it.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations. The Company has not completed the process of evaluating the impact that will result from adopting it.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with $231 million of variable-rate debt (after considering the effects of interest rate swaps, further described below), which represent 49% of total long-term debt at June 30, 2001. Management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases. At June 30, 2001, an instantaneous 100 basis point increase in interest rates would reduce the Company's annual earnings by $1.5 million, assuming no additional intervention strategies by management.

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

FOREIGN CURRENCY EXCHANGE RISK

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of June 30, 2001, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first six months of 2001, approximately 74% of Wabtec's net sales are in the United States, 11% in Canada, 4% in Mexico, and 11% in other international locations, primarily Europe. At June 30, 2001, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

There have been no material changes to report regarding the Company's commitments and contingencies as described in Note 15 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 2000.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held May 22, 2001. Two matters were considered and voted upon at the Annual Meeting: the election of three persons to serve as directors and ratification of the appointment of Arthur Andersen LLP as independent public accountants to audit the financial statements of the Company and its subsidiaries for the 2001 fiscal year.

Nominations of William E. Kassling, James P. Kelley and James P. Miscoll to serve as directors for a term expiring in 2004 and the appointment of Arthur Andersen LLP were considered and ultimately approved.

                                                          Broker
                        Votes       Votes    Votes        Non-
Nominee                 For         Against  Withheld     Votes
----------------------------------------------------------------
William E. Kassling     41,349,721     -     2,627,188      -
James P. Kelley         43,468,974     -       507,935      -
James P. Miscoll        43,468,247     -       508,662      -


                                                          Broker
                        Votes       Votes    Votes        Non-
                        For         Against  Withheld     Votes
----------------------------------------------------------------
Arthur Andersen LLP
as auditors for 2001    43,852,124   88,581     36,203      -

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

                                  Date:       August 14, 2001