Form 10-Q
period 2001-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2001-11-14
CIK 943452

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended SEPTEMBER 30, 2001

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

     As of November 13, 2001, 43,117,924 shares of Common Stock of the registrant were issued and outstanding.

================================================================================

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                          SEPTEMBER 30, 2001 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                            ---------
                PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements
                   Condensed Consolidated Balance Sheets as of September 30,
                      2001 and December 31, 2000                                                                3
                   Condensed Consolidated Statements of Operations for the
                      three months and nine months ended September 30, 2001 and
                      2000                                                                                      4
                   Condensed Consolidated Statements of Cash Flows for the nine
                      months ended September 30, 2001 and 2000                                                  5
                   Notes to Condensed Consolidated Financial Statements                                         6


Item 2.         Management's Discussion and Analysis of Financial Position and
                      Results of Operations                                                                    12

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                     16

                PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              16

Item 6.         Exhibits and Reports on Form 8-K                                                               16

                Signatures                                                                                     17

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                         UNAUDITED
                                                                                                        SEPTEMBER 30    DECEMBER 31
In thousands, except shares and par value                                                                   2001           2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                  ASSETS
       CURRENT ASSETS
       Cash                                                                                               $      61      $   6,071
       Accounts receivable                                                                                  162,229        194,379
       Inventories                                                                                          186,617        202,828
       Other current assets                                                                                  40,620         44,277
                                                                                                          ------------------------
            Total current assets                                                                            389,527        447,555
       Property, plant and equipment                                                                        394,656        407,322
       Accumulated depreciation                                                                            (192,554)      (192,677)
                                                                                                          ------------------------
            Property, plant and equipment, net                                                              202,102        214,645
       OTHER ASSETS
       Contract underbillings                                                                                16,462         23,898
       Goodwill, net                                                                                        220,315        226,597
       Other intangibles, net                                                                                43,294         38,797
       Other noncurrent assets                                                                               25,504         32,555
                                                                                                          ------------------------
            Total other assets                                                                              305,575        321,847
                                                                                                          ------------------------
                 Total Assets                                                                             $ 897,204      $ 984,047
                                                                                                          ========================

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
       Current portion of long-term debt                                                                  $     775      $     751
       Accounts payable                                                                                      77,048         86,316
       Accrued merger and restructuring costs                                                                 3,606          6,257
       Customer deposits                                                                                     14,783         25,125
       Accrued income taxes                                                                                  15,745          8,758
       Accrued interest                                                                                       7,417          2,104
       Other accrued liabilities                                                                             57,463         61,345
                                                                                                          ------------------------
            Total current liabilities                                                                       176,837        190,656
       Long-term debt                                                                                       454,237        539,446
       Reserve for postretirement and pension benefits                                                       20,456         19,387
       Other long-term liabilities                                                                           30,788         38,187
                                                                                                          ------------------------
            Total liabilities                                                                               682,318        787,676
       SHAREHOLDERS' EQUITY
       Preferred stock, 1,000,000 shares authorized, no shares issued                                          --             --
       Common stock, $.01 par value; 100,000,000 shares authorized: 65,447,867 shares issued and
         43,085,007 outstanding at September 30, 2001 and 42,841,985 outstanding at December 31, 2000           654            654
       Additional paid-in capital                                                                           272,880        273,494
       Treasury stock, at cost, 22,362,860 and 22,605,882 shares, respectively                             (278,345)      (281,665)
       Retained earnings                                                                                    241,927        218,470
       Deferred compensation                                                                                    619            900
       Accumulated other comprehensive income (loss)                                                        (22,849)       (15,482)
                                                                                                          ------------------------
            Total shareholders' equity                                                                      214,886        196,371
                                                                                                          ------------------------
                 Total Liabilities and Shareholders' Equity                                               $ 897,204      $ 984,047
                                                                                                          ========================





        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        UNAUDITED                    UNAUDITED
                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30                  SEPTEMBER 30
In thousands, except per share data                2001           2000           2001           2000
----------------------------------------------------------------------------------------------------
Net sales                                        $ 228,532      $ 255,163      $ 736,745      $ 763,186
Cost of sales                                     (171,814)      (187,587)      (546,756)      (551,847)
                                            -----------------------------------------------------------
     Gross profit                                   56,718         67,576        189,989        211,339

Selling, general and administrative expenses       (28,226)       (28,894)       (84,415)       (86,090)
Restructuring charges                               (1,719)       (11,452)        (4,418)       (19,391)
Engineering expenses                                (8,364)        (7,813)       (25,256)       (24,100)
Amortization expense                                (3,660)        (3,584)       (11,208)       (10,850)
                                            -----------------------------------------------------------
     Total operating expenses                      (41,969)       (51,743)      (125,297)      (140,431)

     Income from operations                         14,749         15,833         64,692         70,908

Other income and expenses
   Interest expense                                 (8,287)       (11,812)       (28,537)       (33,843)
   Other income (expense), net                         322         (1,619)        (1,184)         3,514
                                            -----------------------------------------------------------
     Income before income taxes                      6,784          2,402         34,971         40,579

Income tax expense                                    (391)        (5,931)       (10,256)       (19,675)
                                            -----------------------------------------------------------

Net income (loss)                                $   6,393      $  (3,529)     $  24,715      $  20,904
                                            ===========================================================


EARNINGS PER COMMON SHARE

     Basic                                       $    0.15      $   (0.08)     $    0.58      $    0.48
                                            ===========================================================

     Diluted                                     $    0.15      $   (0.08)     $    0.57      $    0.48
                                            ===========================================================
     Weighted average shares outstanding
        Basic                                       42,999         43,415         42,923         43,352
        Diluted                                     43,304         43,439         43,205         43,433
                                            -----------------------------------------------------------






        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         UNAUDITED
                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
In thousands                                                                         2001          2000
-------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                         $ 24,715      $ 20,904
Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                   31,362        31,654
     Provision for ESOP contribution                                                   --           1,315
     Loss (gain) on sale of product line                                                521        (4,375)
     Write-off deferred income tax asset                                               --           5,067
     Other, primarily non-cash restructuring related charges                            160         1,895
     Changes in operating assets and liabilities, net
        of acquisition and disposition of product line
         Accounts receivable                                                         35,406       (32,409)
         Inventories                                                                 12,049        (8,979)
         Accounts payable                                                            (8,062)        2,143
         Accrued income taxes                                                         6,993         2,103
         Accrued liabilities and customer deposits                                  (17,943)       (3,041)
         Other assets and liabilities                                                 1,725         9,595
                                                                             ----------------------------
              Net cash provided by operating activities                              86,926        25,872

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                                 (11,307)      (17,833)
     Cash received from disposition of product line                                   4,120         5,500
     Cash paid for acquisition of product line                                         (743)         (650)
                                                                             ----------------------------
              Net cash used for investing activities                                 (7,930)      (12,983)

FINANCING ACTIVITIES
     (Repayments of) proceeds from credit agreement                                 (84,500)       22,200
     Repayments of other borrowings                                                    (634)      (18,193)
     Purchase of treasury stock                                                        (585)      (10,361)
     Proceeds from the issuance of treasury stock from stock
       options and other benefit plans                                                2,790         3,922
     Cash dividends                                                                  (1,258)       (1,277)
                                                                             ----------------------------
              Net cash used for financing activities                                (84,187)       (3,709)

Effect of changes in currency exchange rates                                           (819)       (5,119)
                                                                             ----------------------------
     (Decrease) increase in cash                                                     (6,010)        4,061
         Cash, beginning of year                                                      6,071         7,056
                                                                             ----------------------------
         Cash, end of period                                                       $     61      $ 11,117
                                                                             ============================



        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 (UNAUDITED)



1. BUSINESS

Westinghouse Air Brake Technologies Corporation (the "Company", "Wabtec") is one of North America's largest providers of value-added, technology-based equipment and services for the rail industry. Our major products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers and include electronic controls and monitors, air brakes, cooling equipment, low-horsepower locomotives, couplers, door controls, draft gears and brake shoes. The Company aggressively pursues technological advances with respect to both new product development and product enhancements.

The Company has two reporting segments: Freight Group and Transit Group. Although approximately 57% of the Company's sales are to the aftermarket, a significant portion of the Freight Group's operations and revenue base is generally dependent on the capital replacement cycles for locomotives and freight cars of the large North American-based railroad companies. The Transit Group's operations are dependent on the budgeting and expenditure appropriation process of federal, state and local governmental units for mass transit needs established by public policy.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under its provisions, all tangible long-lived assets, whether to be held and used or to be disposed of by sale or other means, will be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not completed the process of evaluating the impact that will result from adopting it.

OTHER COMPREHENSIVE INCOME Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and cumulative adjustment relating to the fair value of cash flow hedge derivatives. Prior to the adoption of SFAS 133, the company's accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments. Total comprehensive income for the three and nine months ended September 30 was:


                                             NINE MONTHS ENDED
                                                SEPTEMBER 30
In thousands                                 2001          2000
----------------------------------------------------------------
Net Income                                $ 24,715    $  20,904

Foreign Currency
Translation                                 (4,870)      (7,652)
Unrealized losses on hedges, net of
  tax                                       (2,497)         -
                                        ------------------------
Total Comprehensive Income                $ 17,348    $  13,252
----------------------------------------------------------------


                                             THREE MONTHS ENDED
                                                SEPTEMBER 30
In thousands                                 2001          2000
----------------------------------------------------------------
Net Income/(loss)                         $ 6,393     $ (3,529)

Foreign Currency Translation               (2,470)         (89)
Unrealized losses on hedges, net of
  tax                                        (824)         -
                                        ------------------------
Total Comprehensive Income/(loss)         $ 3,099     $ (3,618)
----------------------------------------------------------------

3. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. Cores inventory is defined as inventory units designated for unit exchange programs. The components of inventory, net of reserves, were:

                                     SEPTEMBER 30    DECEMBER 31
In thousands                            2001             2000
----------------------------------------------------------------
Cores                                 $ 28,780          $ 28,213
Raw materials                           92,968            95,430
Work-in-process                         37,672            53,240
Finished goods                          27,197            25,945
                                     ---------------------------
    Total inventory                   $186,617          $202,828
----------------------------------------------------------------


4. EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30
In thousands, except per share                 2001        2000
-----------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income (loss) applicable to
   common shareholders                        $6,393     $(3,529)
Divided by
   Weighted average shares
     outstanding                              42,999      43,415
Basic earnings (loss) per share               $ 0.15     $ (0.08)
-----------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income (loss) applicable to
   common shareholders                        $6,393     $(3,529)
Divided by sum of the
   Weighted average shares
     outstanding                              42,999      43,415
   Conversion of dilutive stock
     options                                     305          24
                                            ---------------------
   Diluted shares outstanding                 43,304      43,439
Diluted earnings (loss) per share             $ 0.15     $ (0.08)
-----------------------------------------------------------------

                                             NINE MONTHS ENDED
                                                SEPTEMBER 30
In thousands, except per share                 2001        2000
-----------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income applicable to common
   shareholders                              $24,715     $20,904
Divided by
   Weighted average shares
     outstanding                              42,923      43,352
Basic earnings per share                     $  0.58     $  0.48
-----------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income applicable to common
   shareholders                              $24,715     $20,904
Divided by sum of the
   Weighted average shares
     outstanding                              42,923      43,352
   Conversion of dilutive stock
     options                                     282          81
                                            ---------------------
   Diluted shares outstanding                 43,205      43,433
Diluted earnings per share                   $  0.57     $  0.48
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

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2000. During the third quarter, there were no material changes to the information described in Note 15 therein.

Also, as described in Note 15 of the Form 10-K, the Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Boise Locomotive Company facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for the amount of hazardous constituents. At September 30, 2001, the Company has accrued $1.4 million representing the estimated remaining costs for remediation. The Company was in compliance with the Permit at September 30, 2001.

6.  SEGMENT INFORMATION

Wabtec has two reportable segments - the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company's internal operations, the nature of the products and services, and customer type. The business segments are:

FREIGHT GROUP manufactures products and provides services geared to the production and operation of freight cars and locomotives, including braking control equipment, engines, on-board electronic components and train coupler equipment. Revenues are derived from OEM sales and locomotive overhauls, aftermarket sales and from freight car repairs and services.

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


Segment financial information for the three months ended September 30, 2001 is as follows:

                                            FREIGHT       TRANSIT      CORPORATE
In thousands                                 GROUP         GROUP       ACTIVITIES  RESTRUCTURING      TOTAL
--------------------------------------------------------------------------------------------------------------
Sales to external customers                $ 158,258     $  70,274          --             --        $ 228,532
Intersegment sales/(elimination)               2,425           189        (2,614)          --             --
                                      ------------------------------------------------------------------------
   Total sales                             $ 160,683     $  70,463     $  (2,614)          --        $ 228,532
                                      ========================================================================
Income from operations                     $  14,061     $   7,744     $  (5,337)     $  (1,719)     $  14,749
Interest expense and other                      --            --          (7,965)          --           (7,965)
                                      ------------------------------------------------------------------------
   Income before income taxes              $  14,061     $   7,744     $ (13,302)     $  (1,719)     $   6,784
                                      ========================================================================

Segment financial information for the three months ended September 30, 2000 is as follows:


                                        FREIGHT          TRANSIT      CORPORATE
In thousands                             GROUP            GROUP       ACTIVITIES    RESTRUCTURING      TOTAL
-----------------------------------------------------------------------------------------------------------------
Sales to external customers              $184,313        $70,850              -              -        $255,163
Intersegment sales/(elimination)            2,376            149         (2,525)             -               -
                                       --------------------------------------------------------------------------
   Total sales                           $186,689        $70,999        $(2,525)             -        $255,163
                                       ==========================================================================
Income from operations                    $27,596         $6,701        $(7,012)      $(11,452)        $15,833
Interest expense and other                      -              -        (13,431)             -         (13,431)
                                       --------------------------------------------------------------------------
   Income before income taxes             $27,596         $6,701       $(20,443)      $(11,452)         $2,402
                                       ==========================================================================

Segment financial information for the nine months ended September 30, 2001 is as follows:


                                      FREIGHT       TRANSIT      CORPORATE
In thousands                           GROUP         GROUP       ACTIVITIES  RESTRUCTURING       TOTAL
------------------------------------------------------------------------------------------------------
Sales to external customers          $ 517,011     $ 219,734          --             --        $ 736,745
Intersegment sales/(elimination)         8,350           634        (8,984)          --             --
                                ------------------------------------------------------------------------
   Total sales                       $ 525,361     $ 220,368     $  (8,984)          --        $ 736,745
                                ========================================================================
Income from operations               $  60,129     $  23,686     $ (14,705)     $  (4,418)     $  64,692
Interest expense and other                --            --         (29,721)          --          (29,721)
                                ------------------------------------------------------------------------
   Income before income taxes        $  60,129     $  23,686     $ (44,426)     $  (4,418)     $  34,971
                                ========================================================================

Segment financial information for the nine months ended September 30, 2000 is as follows:


                                                          FREIGHT       TRANSIT     CORPORATE
In thousands                                               GROUP         GROUP      ACTIVITIES   RESTRUCTURING       TOTAL
----------------------------------------------------------------------------------------------------------------------------
Sales to external customers                              $ 559,039     $ 204,147          --             --        $ 763,186
Intersegment sales/(elimination)                             8,410           400        (8,810)          --             --
                                                    ------------------------------------------------------------------------
   Total sales                                           $ 567,449     $ 204,547     $  (8,810)          --        $ 763,186
                                                    ========================================================================
Income from operations                                   $  86,018     $  20,162     $ (15,881)     $ (19,391)     $  70,908
Interest expense and other                                    --            --         (30,329)          --          (30,329)
                                                    ------------------------------------------------------------------------
   Income before income taxes and extraordinary item     $  86,018     $  20,162     $ (46,210)     $ (19,391)     $  40,579
                                                    ========================================================================

7. RESTRUCTURING CHARGES

The Company previously announced a merger and restructuring plan pursuant to the merger of the Company and MotivePower Industries, Inc. ("the merger"). The Company estimates synergies from the plan yielded approximately $20 million of pre-tax cost savings in 2000 and reached an ongoing annualized savings of $25 million pre-tax, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses. The merger and restructuring plan involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The Company estimates the charges to complete the merger and restructuring plan will now total $84 million pre-tax, due to an acceleration and refinement of the plan, with approximately $50 million of the charge previously expensed in 1999 and $29 million in 2000. The Company expects to incur $5 million in 2001, of which $3 million has been incurred through September 30.

The $82 million charge to date included the following announced actions:

- Costs associated with the transaction for items such as investment bankers, legal fees, accountant fees, SEC fees, etc.

- Consolidation of the corporate headquarters to Wilmerding, PA and the elimination of duplicate corporate functions.

- Closing and moving of Young Radiator's Centerville, IA plant and consolidating the Young administrative offices into the Company's Jackson, TN facility from Racine, WI.

- Closing and relocation of several production operations to San Luis Potosi, Mexico.

-    Closing and relocation of several additional manufacturing operations.

-    Eliminating duplicate sales functions.

The Company began a new restructuring plan for the Transit rail business in the third quarter of 2001. The Company estimates synergies from the plan will yield approximately $3 million of pre-tax cost savings in 2002 and beyond, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses. The restructuring plan involves operational realignment and related workforce reductions. The Company estimates the charges to complete the restructuring plan will total $3 million pre-tax, with approximately $1 million of the charge expensed in 2001 year to date.

The $1 million charge to date includes costs associated with relocating several production operations from Chicago to Montreal.

As of September 30, 2001, $3.6 million of the merger and restructuring charge was still remaining as accrued on the balance sheet. The table below identifies the significant components of the charge and reflects the accrual balance at that date.

                                         LEASE
                                      IMPAIRMENTS
                                          AND
                                         ASSET
In thousands                           WRITEDOWNS      OTHER       TOTAL
--------------------------------------------------------------------------
Beginning balance, January 1, 2001        $5,961        $296      $6,257
Increase to accrual                            -         525         525
Amounts paid                              (3,050)       (126)     (3,176)
                                      ------------------------------------
Balance at September 30, 2001             $2,911        $695      $3,606
--------------------------------------------------------------------------

The lease impairment charges and asset writedowns are associated with the Company's closing of the plants noted, the relocation of the corporate headquarters, and the Company's evaluation of certain assets where projected cash flows from such assets over their remaining lives are estimated to be less than their carrying values. The other category represents other related costs that have been incurred and not yet paid as of September 30, 2001.

8.  DISPOSITION OF ASSETS

On November 1, 2001, the Company completed the sale of certain assets to GE Transportation Systems for $240 million in cash. The assets sold primarily included locomotive aftermarket products and services for which Wabtec is not the original equipment manufacturer. The Company will use the net proceeds from the sale to reduce debt.

Pro forma information related to the sale for the nine months ended September 30, 2001 is as follows:


                                             DISPOSITION     PROFORMA        ADJUSTED
In thousands                   REPORTED      OF BUSINESS    ADJUSTMENT      FINANCIALS
Net sales                      $736,745      $(125,752)        $9,105       $620,098
Gross profit                    189,989        (25,283)             -        164,706
Income from operations           64,692        (12,172)             -         52,520
Interest expense                 28,537         (1,193)       (10,145)        17,199
Net income                       24,715         (6,665)         6,594         24,644
Diluted earnings per share        $0.57         $(0.15)         $0.15          $0.57
------------------------------------------------------------------------------------

Pro forma information related to the sale for the year ended December 31, 2000 is as follows:


                                               DISPOSITION     PROFORMA        ADJUSTED
In thousands                     REPORTED      OF BUSINESS    ADJUSTMENT      FINANCIALS
Net sales                      $1,027,976      $(187,264)       $10,939       $851,651
Gross profit                      277,800        (37,720)             -        240,080
Income from operations             89,480        (20,415)             -         69,065
Interest expense                   45,505         (2,286)       (15,714)        27,505
Net income                         25,393        (11,934)        10,057         23,516
Diluted earnings per share          $0.59         $(0.27)         $0.23          $0.54
--------------------------------------------------------------------------------------

Proforma adjustments to net sales reflect the fact that intercompany sales to the disposed businesses would have been recorded as external sales.

Proforma adjustments to interest expense reflect the decreased interest from the use of the proceeds of the sale to pay down debt.

Pro forma balance sheet as of September 30, 2001 related to the sale is as follows:


                                                    DISPOSITION     PROFORMA        ADJUSTED
In thousands                          REPORTED      OF BUSINESS    ADJUSTMENT      FINANCIALS
Accounts receivable                   $162,229       $(32,136)            $-       $130,093
Inventory                              186,617        (60,935)             -        125,682
Other current assets                    40,681           (716)             -         39,965
Property, plant and equipment, net     202,102        (29,715)             -        172,387
Other noncurrent assets                305,575        (35,241)             -        270,334
Current liabilities                    176,837        (24,895)             -        151,942
Debt                                   454,237              -       (200,000)       254,237
Other long term liabilities             51,244         (8,675)             -         42,569
Equity                                $214,886      $(125,173)      $200,000       $289,713
-------------------------------------------------------------------------------------------

Pro forma balance sheet as of December 31, 2000 related to the sale is as follows:

                                                    DISPOSITION     PROFORMA        ADJUSTED
In thousands                          REPORTED      OF BUSINESS    ADJUSTMENT      FINANCIALS
Accounts receivable                   $194,379       $(41,949)            $-       $152,430
Inventory                              202,828        (64,123)             -        138,705
Other current assets                    50,348         (1,164)             -         49,184
Property, plant and equipment, net     214,645        (34,579)             -        180,066
Other noncurrent assets                321,847        (46,564)             -        275,283
Current liabilities                    190,656        (29,263)             -        161,393
Debt                                   539,446              -       (200,000)       339,446
Other long term liabilities             57,574         (9,800)             -         47,774
Equity                                $196,371      $(149,316)      $200,000       $247,055
-------------------------------------------------------------------------------------------

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

OVERVIEW

Net income for the first nine months of 2001 was $24.7 million, or $0.57 per diluted share, as compared to $20.9 million, or $0.48 per diluted share in the same period in 2000. The results for the first nine months of 2001 include a $4.4 million restructuring-related charge and a $2 million tax benefit from research and development tax credits. The results for the same period in 2000 include a $19.4 million restructuring-related charge, a $1.4 million foreign exchange loss, a $4.4 million gain on the disposition of a product line and a $5.1 million write-off of a deferred tax asset relating to the termination of the ESOP. Without the effect of the aforementioned items, net income for the first nine months of 2001 would have been $25.6 million or $0.59 per diluted share as compared to $37.4 million or $0.86 per diluted share in the same period in 2000. Net sales decreased to $736.7 million in the first nine months of 2001 as compared to $763.2 million in the same period in 2000. Operating margins for the first nine months of 2001 decreased to 8.8% as compared to 9.3% in the same period in 2000. After excluding the restructuring-related charges that affect operating income, operating margins in the first nine months of 2001 would have been 9.4% compared to 12% in the same period in 2000. The drop in net income was thus volume and mix change on lower sales.

MERGER AND RESTRUCTURING PLAN

The Company previously announced a merger and restructuring plan pursuant to the merger of the Company and MotivePower Industries, Inc. ("the merger"). The Company estimates synergies from the plan yielded approximately an ongoing annualized savings of $25 million pre-tax, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses. The merger and restructuring plan involves the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. The Company estimates the charges to complete the merger and restructuring plan will now total $84 million pre-tax, $82 million incurred through the end of the third quarter 2001 with the remaining charge of $2 million to be incurred in 2001.

The Company began a new restructuring plan for the Transit rail business in the third quarter of 2001. The Company estimates synergies from the plan will yield approximately $3 million of pre-tax cost savings in 2002 and beyond, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses. The restructuring plan involves operational realignment and related workforce reductions. The Company estimates the charges to complete the restructuring plan will total $3 million pre-tax, with approximately $1 million of the charge expensed in 2001 year to date.

The accrual on the balance sheet is discussed in greater detail in Note 7 to "Notes to Condensed Consolidated Financial Statements" included in this report.

                THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000


The following table sets forth the Company's net sales by business segment:

                                           THREE MONTHS ENDED
                                              SEPTEMBER 30
                                        -------------------------
In thousands                              2001           2000
-----------------------------------------------------------------
Freight Group                           $158,258      $184,313
Transit Group                             70,274        70,850
                                     ----------------------------
     Net sales                          $228,532      $255,163
-----------------------------------------------------------------

Net sales for the third quarter of 2001 decreased $26.6 million, or 10.4%, to $228.5 million as compared to the prior year period. This decrease was attributable to lower Freight Group sales, reflecting lower OEM freight car and locomotive component sales volumes and lower locomotive overhauls. Sales volumes within the Freight Group reflect a softening OEM market for freight cars, with 7,175 freight cars delivered in the third quarter of 2001 compared with 12,782 in the same period in 2000.

Gross profit decreased to $56.7 million in the third quarter of 2001 compared to $67.6 million in the same period of 2000. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 24.8% compared to 26.5% in the same period of 2000. The decrease in gross profit is primarily attributed to the effect of a decrease in sales volumes of OEM freight car components.

Total operating expenses as a percentage of net sales were 18.4% in the third quarter of 2001 and 20.3% in the same period a year ago. After excluding restructuring charges of $1.7 million and $11.5 million in the third quarter of 2001 and 2000, operating expenses would have been $40.3 million in the third quarter of both 2001 and 2000, with higher engineering expenses offset by lower selling, general and administrative expenses.

Operating income totaled $14.7 million (or 6.5% of sales) in the third quarter of 2001 compared with $15.8 million (or 6.2% of sales) in the same period in 2000. After excluding the restructuring-related charges that affect operating income in both periods, operating income would have been $16.5 million (or 7.2% of sales) and $27.3 million (or 10.7% of sales). Lower operating income resulted from decreased sales volumes of OEM freight car components in the Freight Group and overall changes to product mix. (See Note 6 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Interest expense decreased 29.8% in the third quarter of 2001 as compared to the prior year quarter primarily due to a decrease in debt and interest rates.

Other income/expense includes approximately $598,000 recorded in the third quarter of 2001 representing a foreign exchange gain as compared to a $1.4 million foreign exchange loss in the prior year period.

Income tax expense decreased to $391,000 in the third quarter of 2001 compared to $5.9 million in the same period of 2000. The third quarter of 2001 included a $2 million tax benefit from research and development tax credits while the third quarter of 2000 included a $5.1 million non cash charge for the write-off of deferred tax benefits relating to the termination of the ESOP. The effective tax rate dropped from 36% in the third quarter of 2000 to 35% in the third quarter of 2001.

         NINE MONTH PERIOD OF 2001 COMPARED TO NINE MONTH PERIOD OF 2000


The following table sets forth the Company's net sales by business segment:

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30
                                     ----------------------------
In thousands                                2001          2000
-----------------------------------------------------------------
Freight Group                           $517,011      $559,039
Transit Group                            219,734       204,147
                                     ----------------------------
     Net sales                          $736,745      $763,186
-----------------------------------------------------------------

Net sales for the first nine months of 2001 decreased $26.4 million to $736.7 million as compared to the prior year period. This decrease was attributable to lower OEM freight car and locomotive component sales volumes and lower locomotive overhauls, both in the Freight Group, partially offset by higher Transit Group sales, reflecting continued significant shipments of product under a contract to supply components for new subway cars in New York City. Sales volumes within the Freight Group reflect a softening OEM market for freight cars by 38%, with 27,227 freight cars delivered in the first nine months of 2001 compared with 43,828 in the same period in 2000.

Gross profit decreased to $190 million in the first nine months of 2001 compared to $211.3 million in the same period of 2000. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 25.8% compared to 27.7% in the same period of 2000. The decrease in gross profit is primarily attributed to the effect of a decrease in sales volumes of OEM freight car components.

Total operating expenses as a percentage of net sales were 17% in the first nine months of 2001 and 18.4% in the same period a year ago. After excluding restructuring charges of $4.4 million and $19.4 million in the first nine months of 2001 and 2000, operating expenses would have been $120.9 million and $121 million, respectively, with higher engineering expenses offset by lower selling, general and administrative expenses

Operating income totaled $64.7 million (or 8.8% of sales) in the first nine months of 2001 compared with $70.9 million (or 9.3% of sales) in the same period in 2000. After excluding the restructuring-related charges that affect operating income in both periods, operating income would have been $69.1 million (or 9.4% of sales) and $91.9 million (or 12% of sales). Lower operating income resulted from decreased sales volumes of OEM freight car components in the Freight Group and overall changes to product mix. (See Note 6 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Interest expense decreased 15.7% in the first nine months of 2001 as compared to the same period in 2000 primarily due to a decrease in debt and interest rates.

Other income/expense includes approximately $873,000 recorded in the first nine months of 2001 representing a foreign exchange loss as compared to a $1.4 million foreign exchange loss in the prior year period. Also, in 2000, a product line was disposed of resulting in a gain of $4.4 million.

Income tax expense decreased to $10.3 million in the first nine months of 2001 compared to $19.7 million in the same period of 2000. The first nine months of 2001 included a $2 million tax benefit from research and development tax credits while the same period in 2000 included a $5.1 million non cash charge for the write-off of deferred tax benefits relating to the termination of the ESOP. The effective tax rate dropped from 36% in the first nine months of 2000 to 35% in the same period in 2001.

In June 2001, the Company acquired certain assets from a company that provides repair billings systems in the rail industry for $0.7 million in cash.

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

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30
                                      -------------------------
In thousands                               2001        2000
---------------------------------------------------------------
Cash provided (used) by:
  Operating activities                  $86,926     $25,872
  Investing activities                   (7,930)    (12,983)
  Financing activities                  (84,187)     (3,709)
Earnings before interest, taxes,
   depreciation and amortization
   (EBITDA)                              96,054     102,562
Adjusted EBITDA (before
   restructuring-related charges)      $100,472    $123,553
---------------------------------------------------------------

Operating cash flow in the first nine months of 2001 was $86.9 million compared to $25.9 million in the same period a year ago. Working capital decreased 8.3% since December 31, 2000, primarily due to a decrease in inventories and accounts receivable. During the first nine months of 2001 and 2000, cash outlays for restructuring-related activities were approximately $6.7 million and $23 million, respectively, and are reported as a reduction to cash provided by operating activities.

Cash used for investing activities dropped in the first nine months of 2001 to $7.9 million from $13 million a year ago. In the first nine months of 2001, cash received from the sale of a product line was $4.1 million, compared to $5.5 million in the first nine months of 2000. Also, in the first nine months of 2001, fixed assets were sold for $4.3 million in cash. Capital expenditures in the first nine months of 2001 were $16.8 million compared to $17.8 million in the same period a year ago. The majority of capital expenditures for these periods relates to upgrades to existing equipment and replacement of existing equipment to improve the overall cost savings through efficiencies.

Cash used for financing activities was $84.2 million in the first nine months of 2001 versus $3.7 million in the same period a year ago. In the first nine months of 2001, the Company reduced long term debt, specifically outstanding borrowings on its credit facility, by approximately $84.5 million.

The Company estimates the charges at completion of the merger and restructuring plan will total approximately $84 million pre-tax with approximately $82 million of the charge expensed to date and the remaining $2 million to be incurred in the remainder of 2001.

The Company estimates the charges at completion of the restructuring plan for the Transit rail business will total approximately $3 million pre-tax with approximately $1 million of the charge expensed to date and the remaining $2 million to be incurred in the remainder of 2001.

The following table sets forth the Company's outstanding indebtedness and average interest rates at September 30, 2001. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

                                        SEPTEMBER      DECEMBER
                                              30             31
In thousands                                2001           2000
----------------------------------------------------------------
Revolving credit agreement, 6.53%         $273,500     $358,000
9.375% Senior notes due 2005               175,000      175,000
5.5% Industrial revenue bond due 2008        5,713        6,169
Other                                          799        1,028
                                        ------------------------
     Total                                $455,012     $540,197
     Less-current portion                      775          751
                                        ------------------------
     Long-term portion                    $454,237     $539,446
----------------------------------------------------------------

Credit Agreement

The company currently has an unsecured credit agreement that provides a $275 million five-year revolving credit facility expiring in 2004 and a 364-day $213 million convertible revolving credit facility to be reconfirmed in November 2001. At September 30, 2001, the Company had available borrowing capacity, net of letters of credit, of approximately $187 million.

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

As a result of the transaction discussed in Note 8 to "Notes to Condensed Consolidated Financial Statements" included in this report, the Company's outstanding debt obligation has been reduced by approximately $200 million. The Company is leveraged and its debt service obligations will continue to be significant. The debt of the Company requires the dedication of a significant portion of future cash flows to the payment of principal and interest on indebtedness, thereby reducing funds available for capital expenditures and future business opportunities that the Company believes are available. The Company believes, based on current levels of operations and forecasted earnings, cash flow and liquidity will be sufficient to fund its working capital and capital equipment needs as well as meeting the debt service requirements. If the Company's sources of funds were to fail to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under its provisions, all tangible long-lived assets, whether to be held and used or to be disposed of by sale or other means, will be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not completed the process of evaluating the impact that will result from adopting it.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with $214 million of variable-rate debt (after considering the effects of interest rate swaps, further described below), which represent 47% of total long-term debt at September 30, 2001. Management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases. At September 30, 2001, an instantaneous 100 basis point increase in interest rates would reduce the Company's annual earnings by $1.4 million, assuming no additional intervention strategies by management.

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

FOREIGN CURRENCY EXCHANGE RISK

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of September 30, 2001, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2001, approximately 74% of Wabtec's net sales are in the United States, 10% in Canada, 4% in Mexico, and 12% in other international locations, primarily Europe. At September 30, 2001, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.


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

                              Date:          November 14, 2001