Form 10-K
period 2001-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2002-04-01
CIK 943452

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the fiscal year ended December 31, 2001

                                       or

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

As of March 27, 2002, 43,288,935 shares of Common Stock of the registrant were issued and outstanding. The registrant estimates that as of this date, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $488.4 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 22, 2002 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.  Business....................................................      2
Item 2.  Properties..................................................      7
Item 3.  Legal Proceedings...........................................      9
Item 4.  Submission of Matters to a Vote of Security Holders.........      9
         Executive Officers of the Company...........................      9

                                   PART II
Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters...................................................     10
Item 6.  Selected Financial Data.....................................     11
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     12
Item     Quantitative and Qualitative Disclosures About Market
  7A.      Risk......................................................     18
Item 8.  Financial Statements and Supplementary Data.................     19
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................     19

                                  PART III
Item     Directors and Executive Officers of the Registrant..........
  10.                                                                     19
Item     Executive Compensation......................................
  11.                                                                     19
Item     Security Ownership of Certain Beneficial Owners and
  12.      Management................................................     19
Item     Certain Relationships and Related Transactions..............
  13.                                                                     19

                                   PART IV
Item     Exhibits, Financial Statement Schedules, and Reports on Form
  14.      8-K.......................................................     20

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

In November 2001, Wabtec sold certain assets to GE Transportation Systems (GETS) for $240 million in cash. The assets sold primarily included locomotive aftermarket products and services for which Wabtec is not the original equipment manufacturer. All of these assets had been part of MotivePower. The results for these businesses, along with other businesses that the Company has decided to exit, are classified as discontinued operations throughout this report. Prior period results were restated for the discontinued operations.

Wabtec is one of North America's largest providers of value-added, technology-based equipment and services for the rail industry. The Company's products can be found on virtually all U.S. locomotives, freight cars and passenger transit vehicles. The Company is based in Wilmerding, Pa., and has 4,436 full time employees at facilities throughout North America and around the world.

The Company believes that it maintains a market share of 50% or more in North America for its primary braking-related equipment, and significant market shares in North America for its other principal products. Wabtec also sells products in Europe, Africa, Australia, South America and Asia. The Company's products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, include the following: air brakes, electronic controls and monitors, cooling equipment, switcher and commuter locomotives, couplers, door controls and draft gears. The Company aggressively pursues technological advances for both new product development and product enhancements.

Management and insiders of the Company own approximately 23% of Wabtec's outstanding shares, with the remaining shares held by investment companies and individuals. Executive management incentives are designed to align management interests with those of outside shareholders by focusing on cash flow generation and working capital reduction.

INDUSTRY OVERVIEW

The Company provides products and services primarily for the global freight rail and passenger transit industries, with about 50 percent of its sales to the aftermarket. About 85 percent of the Company's sales are in North America. The Company's primary customers are freight and passenger railroads, and manufacturers of transportation vehicles such as locomotives, freight cars, subway cars and buses. As such, the Company's operating results are strongly influenced by the level of activity, financial condition and capital spending plans of the global railroad industry. Rail traffic, in terms of both freight and passengers, is a key factor underlying the demand for the Company's products, particularly in the aftermarket. Government investment in public rail transportation also plays a significant role. Additionally, railroads continuously seek to increase the efficiency and productivity of their rail operations to improve profitability, which has resulted in the purchase of new, more-efficient equipment.

In 2001, U.S. freight railroads faced difficult market conditions due to the slowdown in the U.S. economy. Revenue ton-miles (a main indicator of rail activity; defined as weight times distance traveled by Class I railroads), increased only about 1 percent and car loadings decreased about 1 percent compared to 2000. The average capacity per car continues to increase, so that more weight can be carried in each car. In response to these difficult market conditions, railroads reduced purchases of new locomotives and freight cars, and continued low maintenance spending on their existing fleets. These actions reduced demand for the Company's products and services, particularly in its higher-margin businesses. The Company expects that railroads will return to a more typical pattern of maintenance spending when the level of activity in the industry begins to show consistent increases, as the U.S. economy strengthens.

Currently, the active locomotive fleet in the North American market numbers approximately 33,000 units, including heavy-haul freight locomotives, commuter locomotives and lower-horsepower, short-haul and terminal locomotives. The average number of new locomotives delivered in each of the past 10 years was about 1,000 annually, but railroads have exceeded this figure in recent years, as the introduction of new technologies has enabled the railroads to purchase more-efficient and more-powerful locomotives to increase productivity. Many of the Company's products help to provide this greater productivity. In 2001, deliveries of new, heavy-haul locomotives were 1,085, down from 1,397 in 2000. In 2002, the Company expects the industry to deliver about 700 new locomotives, as railroads reduce capital spending. The Company expects new locomotive purchases to rise slowly above this level during the next several years.

Currently, the active freight car fleet in North America numbers approximately
1.3 million. The average number of new freight cars delivered in each of the past 10 years was about 50,000 annually. In 2001, new freight car deliveries were 34,247, compared to 55,821 in 2000. The Company expects the industry to deliver about 20,000 new freight cars in 2002, well below the average delivery rate of the past 10 years and below what the Company believes is normal replacement demand of about 40,000 units. The Company believes that the delivery rate for the next several years will increase, as railroads and leasing companies recognize the benefit of new technology and specialty cars designed to increase efficiency and productivity.

The Company believes that its products and services offer railroads the ability to reduce costs and increase productivity to meet their efficiency goals. However, the Company operates in a highly competitive environment, and there can be no assurance that increased rail traffic, higher fleet utilization, or other economically favorable industry conditions will benefit the Company.

Demand for passenger transit original equipment and aftermarket products is driven by the replacement, building and/or expansion programs of transit authorities. These programs are funded in part by federal and state government programs, such as TEA-21 (Intermodal Surface Transportation and Efficiency Act), which is expected to provide up to $42 billion nationally, subject to appropriations for transit-related infrastructure through 2003. Increased funding by federal and state governments under TEA-21 has resulted in strong demand for new passenger transit vehicles. The average delivery rate for new transit vehicles in the past 10 years was about 500 units annually. In 2001, the industry delivered 1,072 new rail transit vehicles, compared to 679 in 2000. In 2002, the Company expects deliveries to be about 1,230 units. These high delivery rates primarily reflect increased orders placed by the Metropolitan Transportation Authority of New York City. The primary New York City contract will be completed by 2003, but a follow-on order is expected to be placed in 2002. As such, the Company expects the transit delivery rate to be in the range of 600-800 units for the next several years.

BUSINESS SEGMENTS AND PRODUCTS

Approximately 50% of net sales in 2001 were directly to Original Equipment Manufacturers (OEMs) of locomotives, railway freight cars and passenger transit vehicles. We believe that our substantial installed base of OEM products is a significant competitive advantage for providing products and services to the aftermarket because end-users often look to purchase safety and performance-related replacement parts from the OEM. The balance of the sales were derived from the sale of aftermarket replacement parts, repair services and overhaul work purchased by operators of rail vehicles such as railroads, transit authorities, utilities and leasing companies (collectively, "end users" or the "aftermarket").

We provide products and services through two principal business segments, the Freight Group and the Transit Group.

FREIGHT GROUP -- Includes components for new and existing freight cars and locomotives. Revenues are derived principally from OEM and aftermarket sales, including repairs and services. Revenues from these products, as a percentage of total net sales, were 63%, 66%, and 72% in 2001, 2000 and 1999, respectively.

All of the assets sold to GETS were part of the Freight Group.

Specific product lines within the Freight Group are:

- FREIGHT CAR PRODUCTS AND SERVICES -- We manufacture, sell and service air brake equipment, draft gears, hand brakes and slack adjusters, and composite brake shoes, blocks and pads, for the OEM freight car market and for the aftermarket in the form of parts and repair services. Net sales per typical freight car can vary considerably based upon the type and purpose of the freight platform, with articulated or intermodal cars generally having the highest Wabtec product content. The Company's traditional freight products include the ABDX Freight Brake Valve, the Mark Series draft gears, hand brakes and slack adjusters, and SAC-1(TM) Articulated Coupler.

- LOCOMOTIVE PRODUCTS AND SERVICES -- We manufacture, sell and service air brake equipment, cooling equipment, gearing, compressors, air dryers, slack adjusters, brake cylinders, and monitoring and control equipment for the locomotive OEM and aftermarket.

We also manufacture switcher and commuter locomotives and provide maintenance support for these locomotives. The Locomotive product line also includes manufacturing and distribution of replacement, new and remanufactured components and parts for regional railroads. As a supplier of proprietary OEM components for locomotives manufactured by the Electro-Motive Division of General Motors Corporation ("EMD") and the GE Transportation Systems unit of General Electric Company, Wabtec also provides these components in the aftermarket directly to railroad customers.

Demand for aftermarket components is influenced by rail traffic activity and the maintenance requirements of the railroads.

- ELECTRONICS -- We manufacture, sell and service high-quality electronics for the railroads in the form of on-board systems and braking for locomotives and freight cars. We are an industry leader in insulating or "hardening" electronic components to protect them from severe conditions, including extreme temperatures and high/shock vibration environments. Our new product development effort has focused on electronic technology for brakes and controls, and over the past several years, we introduced a number of significant new products including the EPIC(R) Electronic Brake, Electronically Controlled Pneumatic (ECP) freight brake, Positive Train Control equipment that encompasses onboard digital data and global positioning communication protocols, PowerLink(TM), compressor aftercoolers, Train Trax(TM), Trainlink(TM), Train Sentry III(R), Fuellink(TM) and Armadillo(TM).

TRANSIT GROUP -- Includes products and services for passenger transit vehicles (typically subway cars and buses). Revenues are derived primarily from OEM and aftermarket component parts sales. Revenues from these products, as a percentage of total net sales, were 37%, 34% and 28% in 2001, 2000 and 1999, respectively.

We manufacture, sell and service electronic brake equipment, pneumatic control equipment, air compressors, tread brakes and disc brakes, couplers, collection equipment, monitoring systems, wheels, climate control and door equipment and other components for passenger transit vehicles. In 1997 we received contracts valued at $150 million to provide equipment for 1,080 passenger transit cars for the Metropolitan Transportation Authority/New York City Transit (the "MTA"). Deliveries of equipment began in late 1999 and are expected to decrease in late 2002.

Substantially all of our principal passenger transit products are engineered to customer specifications. Consequently, there is less standardization among these products than with the Freight Group products. We believe the OEM market presents an opportunity for improved growth during the next several years as increased federal funding becomes available.

For additional information on our business segments, see Note 19 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

STRATEGY

The Company is committed to building shareholder value by executing the following four-point plan:

Focus on increasing sales to manufacturers of original equipment -- The Company currently serves as a Tier I supplier to OEMs in certain markets, but it desires to increase business with these customers. To achieve this goal, the Company plans to focus on integrating its electrical, pneumatic and mechanical technologies across business units and packaging them as systems. In doing so, the Company expects to strengthen its position against competitors that do not have the breadth and depth of Wabtec's product line.

Expand Globally -- We believe that international markets represent a significant opportunity for future growth. Our net sales outside of the United States comprised approximately 26%, 24% and 22% of total sales in 2001, 2000, and 1999, respectively (see Note 19 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report). We intend to increase our existing international sales through acquisitions, direct sales of products through our subsidiaries and licensees, and joint ventures with railway suppliers having a strong presence in their local markets.

Accelerate New Product Development -- We will continue to emphasize research and development to create new and improved products to increase our market share and profitability. We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board equipment, as a means of new product growth.

Implement Lean Principles to Improve Efficiency and Quality -- We intend to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through the Wabtec Quality and Performance System ("QPS"), we are dedicated to "lean manufacturing" principles and continuous improvement across all phases of our business. Our QPS includes employee-directed initiatives through Kaizen, a Japanese-developed team concept used to continuously improve quality, lead time and productivity, and to reduce costs. These efforts enable us to streamline processes, improve product quality and customer satisfaction, reduce product cycle times and respond more rapidly to market developments.

BACKLOG

The backlog of customer orders as of December 31, 2001, and December 31, 2000, and the expected year of recognition is as follows. The 2000 backlog has been restated by reducing the amount for the discontinued operations.

                                   TOTAL                            TOTAL
                                  BACKLOG                OTHER     BACKLOG                OTHER
IN THOUSANDS                      12/31/01     2002      YEARS     12/31/00     2001      YEARS
-------------------------------------------------------------------------------------------------
Freight Group...................  $284,754   $143,721   $141,033   $233,776   $154,676   $ 79,100
Transit Group...................   228,278    152,808     75,470    227,443    201,044     26,399
                                  --------   --------   --------   --------   --------   --------
     Total......................  $513,032   $296,529   $216,503   $461,219   $355,720   $105,499
                                  ========   ========   ========   ========   ========   ========

The Company's contracts are subject to standard industry cancellation provisions, including cancellations on short notice or upon completion of designated stages. Substantial scope-of-work adjustments are common. For these and other reasons, work in the Company's backlog may be delayed or cancelled and backlog should not be relied upon as an indicator of the Company's future performance. The railroad industry, in general, has historically been subject to fluctuations due to overall economic conditions and the level of use of alternate modes of transportation.

ENGINEERING AND DEVELOPMENT

Consistent with its strategy of using technology to develop new products, the Company is actively engaged in a variety of engineering and development activities. For the fiscal years ended December 31, 2001, 2000, and 1999, the Company incurred costs of approximately $33.2 million, $32.3 million and $34.4 million, respectively, on product development and improvement activities (exclusive of manufacturing support). Such expenditures represented approximately 4.2%, 4%, and 4.1% of net sales for the same periods, respectively. From time to time, the Company conducts specific research projects in conjunction with universities, customers and other railroad product suppliers.

The Company's engineering and development program is largely focused upon train control and new braking technologies, with an emphasis on the application of electronics to traditional pneumatic equipment. Electronic actuation of braking has long been a part of the Company's transit product line but interchangeability, connectivity and durability have presented problems to the industry in establishing electronics in freight railway applications. Efforts are proceeding in the enhancement of the major components for existing hard-wired braking equipment and development of new electronic technologies.

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

The Company is a party, as licensor and licensee, to a variety of license agreements. The Company does not believe that any single license agreement is of material importance to its business as a whole.

The Company and SAB WABCO Holdings B.V. ("SAB WABCO") entered into a license agreement (the "SAB License") on December 31, 1993, pursuant to which SAB WABCO granted the Company a license to the intellectual property and know-how related to the manufacturing and marketing of certain disc brakes, tread brakes and low noise and resilient wheel products. SAB WABCO is a Swedish corporation that was a former affiliate of the Company, both having been owned by the same parent in the early 1990s. The SAB license expires December 31, 2003, but may be renewed for additional one-year terms. The Company believes that the patents which are covered by this license will expire prior to or concurrently with the license expiration.

The Company has issued licenses to the two sole suppliers of railway air brakes and related products in Japan, NABCO and Mitsubishi Electric Company. The Company believes that each of these licensees has a Japanese market share of approximately 50%. Both licenses were renewed for additional five-year terms in 2000. NABCO has been a licensee for over 78 years. The licensees pay an annual license fee to the Company and also assist the Company by acting as liaisons with key Japanese passenger transit vehicle builders for projects in North America. The Company believes that its relationships with these licensees have been beneficial to the Company's core transit business and customer relationships in North America.

CUSTOMERS

A few customers within each business segment represent a significant portion of the Company's net sales. One customer represented 11% of consolidated sales in 2001. The loss of a few key customers within the Company's Freight and Transit Groups could have an adverse effect on the Company's financial condition, results of operations and liquidity.

COMPETITION

The Company operates in a competitive marketplace. Price competition is strong and the existence of cost-conscious purchasers of a limited number has historically limited Wabtec's ability to increase prices. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. The Company's principal competitors vary to some extent across its principal product lines. However, within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG (collectively, "NYAB/ Knorr"), is the Company's principal overall OEM competitor. The Company's competition for locomotive, freight and passenger transit service and repair business is primarily from the railroads' and passenger transit authorities' in-house operations, the in-house operations of EMD and GETS, and NYAB/ Knorr.

EMPLOYEES

At December 31, 2001, the Company had 4,436 full time employees, approximately 29% of whom are unionized. During 2001, the Company reduced employment by 13%, excluding asset sales. Almost all of the employees subject to collective bargaining agreements are within North America and these agreements are generally effective through 2002, 2003 and 2004.

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

EFFECTS OF SEASONALITY

The Company's business is not typically seasonal, although the third quarter results may be impacted by vacation and plant shut-downs at several of its major customers during this period.

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is included in Note 18 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

We believe that all statements other than statements of historical fact included in this report, including certain statements here under "Business" may constitute forward looking statements. For a complete discussion of the risks associated with these forward-looking statements, see pg. 18 of this report.

ITEM 2. PROPERTIES

The following table provides certain summary information with respect to the principal facilities owned or leased by the Company. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. The Company's corporate headquarters are located at the Wilmerding, PA site.

                                                                                                APPROXIMATE
           LOCATION              PRIMARY USE                PRIMARY SEGMENT      OWN/LEASE      SQUARE FEET
-----------------------------------------------------------------------------------------------------------
DOMESTIC
  Wilmerding, PA                 Manufacturing/Service      Freight Group         Own               600,000(1)
  Boise, ID                      Manufacturing              Freight Group         Own               294,700
  Lexington, TN                  Manufacturing              Freight Group         Own               170,000
  Jackson, TN                    Manufacturing              Freight Group         Own               150,000
  Chicago, IL                    Manufacturing              Freight Group         Own               111,500
  Laurinburg, NC                 Manufacturing              Freight Group         Own               105,000
  Greensburg, PA                 Manufacturing              Freight Group         Own                97,800
  Germantown, MD                 Manufacturing/Service      Freight Group         Own                80,000
  Willits, CA                    Manufacturing              Freight Group         Own                70,000
  St. Louis, MO                  Manufacturing              Freight Group         Own                62,000
  Kansas City, MO                Service Center             Freight Group         Lease              55,900
  Cedar Rapids, IA               Manufacturing              Freight Group         Lease              37,000
  Racine, WI                     Engineering/Office         Freight Group         Lease              32,500
  Carson City, NV                Service Center             Freight Group         Lease              22,000
  Chicago, IL                    Service Center             Freight Group         Lease              19,200
  Columbia, SC                   Service Center             Freight Group         Lease              12,300
  Niles, IL                      Manufacturing              Transit Group         Own               355,300
  Spartanburg, SC                Manufacturing/Service      Transit Group         Lease             183,600
  Plattsburgh, NY                Manufacturing              Transit Group         Lease              64,000
  Elmsford, NY                   Service Center             Transit Group         Lease              28,000
  Baltimore, MD                  Service Center             Transit Group         Lease               7,200
  Richmond, CA                   Service Center             Transit Group         Lease               5,400
  Sun Valley, CA                 Service Center             Transit Group         Lease               4,000
  Atlanta, GA                    Service Center             Transit Group         Lease               1,200

                                                                                                APPROXIMATE
           LOCATION              PRIMARY USE                PRIMARY SEGMENT      OWN/LEASE      SQUARE FEET
-----------------------------------------------------------------------------------------------------------
INTERNATIONAL
  Doncaster, UK                  Manufacturing/Service      Freight Group         Own               330,000
  Stoney Creek, Ontario          Manufacturing/Service      Freight Group         Own               189,200
  Wallaceburg, Ontario           Foundry                    Freight Group         Own               127,600
  Wetherill Park, Australia      Manufacturing              Freight Group         Lease              73,100
  San Luis Potosi, Mexico        Manufacturing              Freight Group         Own                48,600
  Calgary, Alberta               Manufacturing              Freight Group         Own                38,000
  Schweighouse, France           Manufacturing              Freight Group         Lease              30,000
  Burlington, Ontario            Manufacturing              Freight Group         Own                28,200
  Tottenham, Australia           Manufacturing              Freight Group         Lease              26,900
  San Luis Potosi, Mexico        Foundry                    Freight Group         Own                24,500
  Winnipeg, Manitoba             Service Center             Freight Group         Lease              20,000
  Calcutta, India                Manufacturing              Freight Group         Lease              16,000
  Sydney, Australia              Sales Office               Freight Group         Lease              11,250
  St-Laurent, Quebec             Manufacturing              Transit Group         Own               106,000
  Sassuolo, Italy                Manufacturing              Transit Group         Lease              30,000
  Pointe-aux-Trembles, Quebec    Manufacturing              Transit Group         Lease              20,000
  Burton on Trent, UK            Manufacturing              Transit Group         Lease              18,000
  Etobicoke, Ontario             Service Center             Transit Group         Lease               3,800
-----------------------------------------------------------------------------------------------------------

(1) Approximately 250,000 square feet are currently used in connection with the Company's corporate and manufacturing operations. The remainder is leased to third parties.

Leases on the above facilities are long-term and generally include options to renew.

ITEM 3.  LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 18 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to executive officers of the Company as of March 2002.

        NAME           AGE   OFFICE WITH THE COMPANY
----------------------------------------------------
William E. Kassling    58    Director and Chairman
                             of the Board
Gregory T. H. Davies   55    Director, President and
                             Chief Executive Officer
Robert J. Brooks       57    Director, Executive
                             Vice President and
                             Chief Financial
                             Officer, Secretary
John M. Meister        54    Executive Vice
                             President, Transit
Alvaro Garcia-Tunon    49    Senior Vice President,
                             Finance
Timothy J. Logan       49    Vice President,
                             International
George A. Socher       53    Vice President,
                             Internal Audit and
                             Taxation
Timothy R. Wesley      40    Vice President,
                             Investor Relations and
                             Corporate
                             Communications
Paul E. Golden         32    President, Freight Car
                             Group
Scott E. Wahlstrom     38    Vice President, Human
                             Resources
----------------------------------------------------

WILLIAM E. KASSLING has been a director and Chairman of the Company since 1990, and served as Chief Executive Officer until February 2001. Mr. Kassling was also President of WABCO from 1990 through February 1998. From 1984 until 1990 he headed the Railway Products Group of American Standard Inc. Between 1980 and 1984 he headed American Standard's Building Specialties Group and between 1978 and 1980 he headed Business Planning for American Standard. Mr. Kassling is a director of Aearo Corporation, Scientific Atlanta, Inc. and Parker Hannifin.

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

TIMOTHY R. WESLEY has been Vice President, Investor Relations and Corporate Communications since November 1999. Previously, Mr. Wesley was Vice President, Investor and Public Relations of MotivePower Industries, Inc. from August 1996 until November 1999. From February 1995 until August 1996, he served as Director, Investor and Public Relations of MotivePower Industries, Inc. From 1993 until Febru-ary 1995, Mr. Wesley served as Director, Investor and Public Relations of Michael Baker Corporation.

PAUL E. GOLDEN has been President of the Company's Freight Car Group since February of 2001. Prior to that, he was President of the Company's Cardwell Westinghouse business unit from November 1999 until February of 2001. Previously, Mr. Golden served as Vice President and General Manager of the Cardwell Westinghouse business unit and as Director of WABCO Performance Systems from June 1998 until November 1999. Prior to 1998, Mr. Golden held management and operations positions with Danaher Corporation and Federal Mogul Corporation.

SCOTT E. WAHLSTROM has been Vice President, Human Resources since November 1999. Previously, Mr. Wahlstrom was Vice President, Human Resources & Administration from August 1996 until November 1999. From September of 1994 until August of 1996, Mr. Wahlstrom served as Director of Human Resources for MotivePower Industries.

The executive officers are affirmed annually by the Board of Directors of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange. As of March 27, 2002, there were 43,288,935 shares of Common Stock outstanding held by 1,115 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

QUARTER                 HIGH     LOW     DIVIDEND
-------------------------------------------------
2001
  Fourth               $13.25   $10.80     $.01
  Third                $15.24   $10.90     $.01
  Second               $15.00   $12.00     $.01
  First                $14.50   $10.75     $.01
-------------------------------------------------
2000
  Fourth               $12.75   $ 8.31     $.01
  Third                $11.00   $ 9.57     $.01
  Second               $12.57   $ 9.50     $.01
  First                $17.19   $ 8.50     $.01
-------------------------------------------------

The Company's credit agreement restricts the ability to make dividend payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and see Note 9 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

At the close of business on March 27, 2002, the Company's Common Stock traded at $14.94 per share.

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

                                                       (1) YEAR ENDED DECEMBER 31
                                        ---------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS    2001        2000        1999        1998        1997
-------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Net sales............................   $ 783,698   $ 811,178   $ 844,079   $ 790,672   $ 648,019
Gross profit (2).....................     209,926     235,662     274,910     249,166     209,871
Operating expenses (3)...............    (152,145)   (139,669)   (144,255)   (131,846)   (118,285)
Merger and restructuring charge......      (3,723)    (18,202)    (42,903)         --          --
                                        ---------------------------------------------------------
Income from operations...............   $  54,058   $  77,791   $  87,752   $ 117,320   $  91,586
                                        =========================================================
Interest expense.....................   $ (33,501)  $ (43,649)  $ (41,990)  $ (30,883)  $ (30,043)
Other income (expense) (4)...........      (2,130)      3,776         428      11,223       3,093
Income from continuing operations
  before extraordinary item..........      13,962      19,200      24,503      63,752      40,158
Income from discontinued operations
  (net of tax).......................       6,360       6,193      13,439      15,444      17,381
Gain on sale of discontinued
  operations
  (net of tax).......................      41,458          --          --          --          --
                                        ---------------------------------------------------------
Income before extraordinary item.....      61,780      25,393      37,942      79,196      57,539
Net income (5).......................   $  61,780   $  25,393   $  36,623   $  73,851   $  57,539
                                        =========================================================
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations
  before extraordinary item..........   $    0.32   $    0.45   $    0.55   $    1.44   $     .91
Net income (5).......................   $    1.43   $    0.59   $    0.83   $    1.67   $    1.30
                                        =========================================================
Cash dividends declared per share....   $    0.04   $    0.04   $    0.04   $    0.04   $    0.04
                                        =========================================================

                                                           AS OF DECEMBER 31
                                       ---------------------------------------------------------
                                         2001        2000        1999        1998        1997
                                       ---------------------------------------------------------
BALANCE SHEET DATA
Total assets.........................  $ 729,952   $ 984,047   $ 996,676   $ 967,382   $ 693,981
Total debt...........................    241,870     540,197     568,587     573,615     415,441
Shareholders' equity.................    245,271     196,371     181,878     144,076      65,285
------------------------------------------------------------------------------------------------

(1) Income statement results have been restated for the 2001 sale of the locomotive aftermarket business and related assets to GE and for other businesses Wabtec is exiting. These businesses are classified as discontinued operations. Balance sheet items have not been adjusted for discontinued operations.

(2) In 2000, includes charges for merger and restructuring plan of $2 million and legal settlement of $2 million. In 1999, includes charges for merger and restructuring plan of $5.2 million.

(3) In 2001, includes charges for asset writedowns of $9.3 million consisting primarily of an asset impairment related to the locomotive lease fleet of $5.2 million, a writeoff of $1.8 million of an investment in Argentina and a $1.5 million writedown of a facility to its estimated realizable value, and severance costs of $1.7 million.

(4) In 2001, includes gain on asset sales of $685,000. In 2000, includes gain on asset sale of $4.4 million. In 1998, includes gain on asset sale of $8.4 million.
(5) Includes the items noted above, as well as the following: In 2001, a $2 million tax benefit for research and development tax credits. In 2000, a write-off of $5.1 million for a deferred tax asset relating to the termination of the Employee Stock Ownership Plan (ESOP). In 1999, a charge of $1.3 million for an extraordinary item related to an early extinguishment of debt. Excluding all of these items, earnings per diluted share from continuing operations were $0.49 in 2001 and $0.82 in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In November 2001, Wabtec sold certain assets to GE Transportation Systems for $240 million in cash. The assets sold primarily included locomotive aftermarket products and services for which Wabtec is not the original equipment manufacturer. The results for these businesses, along with several other small non-core businesses that the Company has decided to exit, are classified as discontinued operations throughout this report. Prior period results were restated for the discontinued operations format.

Net sales of ongoing operations decreased by 3.4% from $811.2 million in 2000 to $783.7 million in 2001. The major causes for the change and their effect on the Company's 2001 results of operations and financial condition include decreases in component sales due to the continuation of the weak freight market, and a downturn in the locomotive overhaul market, offsetting improved sales in the transit business due to increased governmental spending for transit equipment.

Net income for 2001 was $61.8 million, or $1.43 per diluted share, as compared to $25.4 million, or $0.59 per diluted share in 2000. The results for 2001 include $47.8 million of income from discontinued operations (including a $41.5 million gain, net of tax, on the sale and writedown of certain businesses classified as discontinued operations), a $9.3 million charge for asset writedowns, a $3.7 million restructuring-related charge, a $685,000 gain on the disposition of excess facilities, a $2 million research and development tax credit and a $1.7 million charge for severance costs related to a 10 percent salary workforce reduction. The 2000 results include $6.2 million of income from discontinued operations, a $20.2 million merger and restructuring-related charge, a $4.4 million gain on the disposition of a product line, a $5.1 million write-off of a deferred tax asset relating to the termination of the ESOP and a $2 million legal settlement. Excluding these non-recurring and non-operating items, earnings from continuing operations per diluted share would have been $0.49 and $0.82 in 2001 and 2000, respectively.

MERGER AND RESTRUCTURING PLAN

In 2001, the Company completed a merger and restructuring plan with charges totaling $71 million pre-tax, with approximately $49 million of the charge expensed in 1999, $20 million in 2000 and $2 million in 2001. The plan involved the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company.

As of December 31, 2001, $3.2 million of the merger and restructuring charge still remained as accrued on the balance sheet. The accrual on the balance sheet is discussed in greater detail in Note 22 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

The Company began and completed a new restructuring plan for the Transit rail business in 2001. The Company estimates synergies from the plan will yield approximately $3 million of pre-tax cost savings in 2002 and beyond, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses. The restructuring plan involved operational realignment and related workforce reductions. The charges to complete the restructuring plan totaled $2 million pre-tax.

The $2 million charge included costs associated with relocating several production operations from Chicago to Montreal, including severance costs for approximately 103 employees.

RESULTS OF OPERATIONS

The following table sets forth Wabtec's Consolidated Statements of Operations for the years indicated. To enhance comparability with results of prior periods, the 2001 adjusted column represents the reported income statement excluding restructuring-related charges, asset writedowns, severance costs related to a 10 percent salary workforce reduction, research and development tax credits and the gain on the sale of excess facilities. The 2000 adjusted column represents the reported income statement excluding restructuring-related charges, a legal settlement charge, the write-off of a deferred tax asset and gain on the sale of a product line. The 1999 adjusted column represent the reported income statement excluding the effects of merger and restructuring related charges.

                                                         YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------------
                                     ADJUSTED      REPORTED   ADJUSTED   REPORTED   ADJUSTED   REPORTED
IN MILLIONS                            2001          2001       2000       2000       1999       1999
-------------------------------------------------------------------------------------------------------
Net sales                             $ 783.7      $ 783.7    $ 811.2    $ 811.2    $ 844.1    $ 844.1
Cost of sales                          (573.8)      (573.8)    (571.5)    (575.5)    (564.0)    (569.2)
                                   --------------------------------------------------------------------
Gross profit                            209.9        209.9      239.7      235.7      280.1      274.9
Selling, general and
  administrative expenses               (95.0)       (96.7)     (94.8)     (94.8)     (96.1)     (96.1)
Merger and restructuring charges           --         (3.7)        --      (18.2)        --      (42.8)
Engineering expenses                    (33.2)       (33.2)     (32.3)     (32.3)     (34.4)     (34.4)
Asset writedowns                           --         (9.3)        --         --         --         --
Amortization expense                    (13.0)       (13.0)     (12.6)     (12.6)     (13.8)     (13.8)
                                   --------------------------------------------------------------------
     Total operating expenses          (141.2)      (155.9)    (139.7)    (157.9)    (144.3)    (187.1)
Income from operations                   68.7         54.0      100.0       77.8      135.8       87.8
Interest expense                        (33.5)       (33.5)     (43.7)     (43.7)     (42.0)     (42.0)
Other (expense) income, net              (2.8)        (2.1)       (.7)       3.8         .4         .4
                                   --------------------------------------------------------------------
Income from continuing
  operations before income taxes
  and extraordinary item                 32.4         18.4       55.6       37.9       94.2       46.2
Income tax expense                      (11.3)        (4.4)     (20.0)     (18.7)     (33.4)     (21.7)
                                   --------------------------------------------------------------------
Income from continuing
  operations before
  extraordinary item                     21.1         14.0       35.6       19.2       60.8       24.5
Discontinued operations
Income from discontinued
  operations (net of tax)                 6.4          6.4        6.2        6.2       13.4       13.4
Gain on sale of discontinued
  operations (net of tax)                41.4         41.4         --         --         --         --
                                   --------------------------------------------------------------------
Income before extraordinary item         68.9         61.8       41.8       25.4       74.2       37.9
Extraordinary loss on
  extinguishment of debt, net of
  tax                                      --           --         --         --        (.5)      (1.3)
                                   --------------------------------------------------------------------
Net income                            $  68.9      $  61.8    $  41.8    $  25.4    $  73.7    $  36.6
-------------------------------------------------------------------------------------------------------

                             2001 COMPARED TO 2000

The following table sets forth the Company's net sales by business segment:

                                FOR THE YEAR ENDED
                                   DECEMBER 31,
                                -------------------
IN THOUSANDS                      2001       2000
---------------------------------------------------
Freight Group                   $490,261   $532,889
Transit Group                    293,437    278,289
                                -------------------
  Net sales                     $783,698   $811,178
---------------------------------------------------

Net sales decreased $27.5 million or 3.4% to $783.7 million in 2001 from $811.2 million in 2000. This overall decrease was primarily attributable to decreased North American OEM freight car and locomotive component sales volumes and lower locomotive overhauls, all within the Freight Group. Sales volumes within the Freight Group reflected a softening OEM market for freight cars, with 34,247 freight cars delivered in 2001 compared to 55,821 in 2000. Partially offsetting these decreases were increases in Transit Group sales, due to increased shipments under the MTA contract. The Company estimates the OEM freight car and locomotive industries will deliver 20,000 freight cars and 700 locomotives, respectively, in 2002.

Gross profit decreased to $209.9 million in 2001 compared to $235.7 million in the same period of 2000. Gross margin, as a percentage of sales, was 26.8% compared to 29.1% in 2000. Gross margin is dependent on a number of factors including pricing, sales volume and product mix. The decrease in gross profit and margin is largely attributed to the effect of a decrease in sales volumes (approximately $11 million in gross profit). The balance is principally a result of changes to the sales mix primarily from a drop in the Freight Group of 8% offset by an increase in the Transit Group of 5% and overall pricing pressures in many product lines.

Total operating expenses as a percentage of net sales were 19.9% in 2001 and 19.5% in the same period a year ago. After excluding $9.3 million for asset writedowns, $3.7 million for merger and restructuring charges and $1.7 million for severance costs in 2001 and $18.2 million for 2000 merger and restructuring charges, operating expenses would have been 18% and 17.2% of net sales, respectively. Without the merger and restructuring charges in both periods and the asset writedowns and severance costs in 2001, operating expenses would have increased $1.5 million in 2001 as compared to 2000.

Income from operations totaled $54.1 million in 2001 compared with $77.8 million in 2000 with operating margins of 6.9% and 9.6% respectively. After excluding the merger and restructuring-related charges in both periods and the asset writedowns and severance costs in 2001 and a $2 million legal settlement in 2000, operating income would have been $68.7 million and $100 million in 2001 and 2000, respectively, and 2001 operating margins as a percentage of sales would have decreased to 8.8% from 12.3% in 2000. Lower adjusted operating income resulted from decreased sales volumes in the Freight Group and changes in product mix (see Note 19 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report).

Interest expense decreased 23.2% to $33.5 million in 2001 from $43.6 million in 2000. Debt, net of cash and equivalents, was $187.9 million at December 31, 2001 versus $534.1 million at the end of 2000. The decrease in interest expense is primarily due to the lower debt amount as a result of working capital management and the sale proceeds from GETS received in November 2001. The Company expects interest expense in 2002 to be about $22 million.

In 2001, the Company recorded foreign exchange losses of $1.7 million. In February 2000, the Company disposed of its transit electrification product line for $5.5 million in cash and recognized a gain of $4.4 million. These items were reported as other income (expense), net.

The effective income tax rate for 2001 was 24.2% as compared to 49.4% in 2000. The Company expects the ongoing rate to be approximately 35-36%. The 2001 rate includes the effect of research and development tax credits ($2 million). Excluding this tax credit, the rate would have been 35%. The 2000 rate includes the effect of the one-time, non-cash write-off of the deferred tax asset ($5.1 million) relating to the termination of the ESOP. Excluding this effect, the rate would be 36%.

                             2000 COMPARED TO 1999

The following table sets forth the Company's net sales by business segment:

                                FOR THE YEAR ENDED
                                   DECEMBER 31,
                                -------------------
IN THOUSANDS                      2000       1999
---------------------------------------------------
Freight Group                   $532,889   $605,877
Transit Group                    278,289    238,202
                                -------------------
  Net sales                     $811,178   $844,079
---------------------------------------------------

Net sales decreased $32.9 million or 3.9% to $811.2 million in 2000 from $844.1 million in 1999. This overall decrease was primarily attributable to decreased North American OEM freight car and locomotive component sales volumes and lower locomotive overhauls, all within the Freight Group. Sales volumes within the Freight Group reflected a softening OEM market for freight cars, with 55,821 freight cars delivered in 2000 compared to 74,223 in 1999. Partially offsetting these decreases were increases in Transit Group sales, due to increased shipments under the MTA contract.

Gross profit decreased to $235.7 million in 2000 compared to $274.9 million in the same period of 1999. Gross margin, as a percentage of sales, was 29.1% compared to 32.6% in 1999. Gross margin is dependent on a number of factors including pricing, sales volume and product mix. The decrease in gross profit and margin is largely attributed to the effect of a decrease in sales volumes (approximately $13 million in gross profit). The balance is principally a result of changes to the sales mix primarily from increased OEM component sales of Transit Group products at lower margins than the Company's overall historical results, pricing pressures, and manufacturing inefficiencies primarily related to merger integration efforts.

Total operating expenses as a percentage of net sales were 19.5% in 2000 and 22.2% in the same period a year ago. After excluding the merger and restructuring charges of $18.2 million in 2000 and $42.9 million in 1999, operating expenses would have been 17.2% and 17.1% of net sales, respectively. Without the merger and restructuring charges in both periods, operating expenses would have decreased $4.6 million in 2000 as compared to 1999. This reduction was primarily the result of continuing cost reduction programs.

Income from operations totaled $77.8 million in 2000 compared with $87.8 million in 1999 with operating margins of 9.6% and 10.4% respectively. After excluding the merger and restructuring related charges in both periods and a $2 million legal settlement in 2000, operating income would have been $100 million and $135.8 million in 2000 and 1999, respectively, and 2000 operating margins as a percentage of sales would have decreased to 12.3% from 16.1% in 1999. Lower adjusted operating income resulted from decreased sales volumes in the Freight Group and changes in product mix (see Note 19 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report).

Interest expense increased 4% to $43.6 million in 2000 from $42 million in 1999. Debt, net of cash and equivalents, was $534.1 million at December 31, 2000 versus $561.5 million at the end of 1999. The increase in interest expense, even though the net debt balance decreased in the fourth quarter of 2000, is primarily due to higher interest rates.

In February 2000, the Company disposed its transit electrification product line for $5.5 million in cash and recognized a gain of $4.4 million, which is reported as other income.

The effective income tax rate for 2000 was 49.4% as compared to 46.9% in 1999. Excluding the effect of a one- time, non-cash write-off of the deferred tax asset ($5.1 million) relating to the termination of the ESOP, the rate would be 36%. In 1999, after excluding the assumed tax benefit component of the merger and restructuring charge, the effective tax rate would be 35.6%.

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

                           YEAR ENDED DECEMBER 31,
                       -------------------------------
IN THOUSANDS             2001        2000       1999
------------------------------------------------------
Cash provided (used) by:
  Operating
    activities         $ 119,097   $ 60,214   $ 77,389
  Investing
    activities           227,413    (21,485)   (66,371)
  Financing
    activities:
    Debt paydown        (298,280)   (28,390)   (80,028)
    Other                  1,093     (9,619)    68,295
Earnings before
  interest, taxes,
  depreciation and
  amortization
  (EBITDA)                87,119    114,220    121,044
Adjusted EBITDA
  (before
  restructuring --
  related charges)       101,784    132,422    169,156
------------------------------------------------------

Operating cash flow in 2001 was $119.1 million as compared to $60.2 million in the same period a year ago. Working capital decreased significantly during 2001 primarily due to a decrease in accounts receivable and inventory. During 2001 and 2000, cash outlays for merger and restructuring activities were approximately $6.8 million and $29 million, respectively, and are reported as a reduction to cash provided by operating activities. Excluding these cash outlays, cash provided by operating activities would have been approximately $125.9 and $89.2 million, respectively. This increase in operating cash flow in 2001 was primarily the result of improved working capital management.

Cash provided by investing activities increased in 2001 to $227.4 million versus cash used by investing activities of $21.5 million a year ago. The 2001 amount is primarily from the sale of businesses to GE for $240 million. In 2001, 2000 and 1999, the Com-pany used $3.7 million, $650,000 and $14.5 million, respectively, for certain business acquisitions. Capital expenditures for continuing operations were $20.7 million, $23.2 million and $24.1 million in 2001, 2000 and 1999, respectively. The majority of capital expenditures for these periods relates to upgrades to existing equipment, replacement of existing equipment and purchases of new equipment due to expansion of Wabtec's operations, where the Company believes overall cost savings can be achieved through increasing efficiencies. The Company expects 2002 capital expenditures for equipment purchased for similar purposes to approximate $21.5 million.

Cash used for financing activities was $297.2 million in 2001 versus $38 million in 2000. During 2001, the Company reduced long-term debt by $298.3 million. During 2000, the Company reduced long-term debt by $28.4 million. The Company issued $75 million of senior notes in the first quarter of 1999 to repay amounts outstanding on certain unsecured bank term debt and repaid a portion of the Company's previous revolving credit facility. Historically, the Company has financed the purchase of significant businesses utilizing cash flow generated from operations and amounts available under its credit facilities. In addition, the issuance of the 1999 Notes increased the Company's liquidity by reducing its outstanding revolving credit borrowings and thereby increasing its available borrowing capacity.

The following table sets forth the Company's outstanding indebtedness at December 31, 2001 and 2000. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

                              YEAR ENDED
                             DECEMBER 31,
                          -------------------
IN THOUSANDS                2001       2000
---------------------------------------------
Revolving credit
  agreement               $ 60,000   $358,000
9.375% Senior notes due
  2005                     175,000    175,000
5.5% Industrial revenue
  bond due 2008              5,556      6,169
Other                        1,314      1,028
                          -------------------
     Total                 241,870    540,197
     Less -- current
       portion                 782        751
                          -------------------
     Long-term portion    $241,088   $539,446
---------------------------------------------

Credit Agreement

In November 1999, in connection with the merger, WABCO terminated its then existing secured credit agreement and refinanced the then existing unsecured MotivePower credit agreement with a consortium of commercial banks. This unsecured credit agreement currently provides a $275 million five-year revolving credit facility expiring in 2004 and a 364-day $100 million convertible revolving credit facility maturing in November 2004, with annual renewals each November. In November 2000, the Company and the banks negotiated a reduction in the 364-day facility from $275 million to $213 million, primarily due to having credit availability in excess of current and forecasted needs in an effort to reduce commitment costs and other related fees. In November 2001, the Company negotiated a further reduction in the 364-day facility from $213 million to $100 million as a result of the $200 million, net of tax, cash proceeds from the sale of locomotive businesses to GE. At December 31, 2001, the Company had available bank borrowing capacity, net of letters of credit, of approximately $288 million.

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

Credit agreement borrowings bear variable interest rates indexed to common indexes such as LIBOR. The maximum credit agreement borrowings, average credit agreement borrowings and weighted-average contractual interest rate on credit agreement borrowings was $358 million, $272.7 million and 6.38%, respectively for 2001. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31, 2001, the notional value of interest rate swaps outstanding totaled $60 million and effectively changed the Company's interest rate from a variable rate to a fixed rate of 8.70%. The interest rate swap agreements mature in 2003. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

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

The Notes are callable at par in June 2002. The Company will evaluate whether the Notes, or portions thereof, should be called at that time and replaced with borrowings under the credit agreement.

Industrial Revenue Bond

In July 1998, a subsidiary of the Company entered into a 10 -year $7.5 million debt obligation that bears an interest rate of 5.5% and is payable in monthly principal and interest installments. The proceeds of the bond provided financing for the purchase of a building used in the Company's operations.

Principal repayments of outstanding loan balances are due at various intervals until maturity. See Note 9 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report.

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

EFFECTS OF INFLATION

General price inflation has not had a material impact on the Company's results of operations. Some of the Company's labor contracts contain negotiated salary and benefit increases and others contain cost of living adjustment clauses, which would cause the Company's cost to automatically increase if inflation were to become significant.

CONVERSION TO THE EURO CURRENCY

On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). The Company conducts business in member countries. The transition period for the introduction of the Euro is from January 1, 1999 through June 30, 2002. The transition to the Euro has not had a material impact on its operations or financial results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. After considering the effects of interest rate swaps, further described below, the Company's variable rate debt represents 1% of total long-term debt at December 31, 2001 and 51% in 2000. The variable portion is so low because management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases (see Note 9 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report). At December 31, 2001, an instantaneous 100 basis point increase in interest rates would have minimal impact on the Company's annual earnings, assuming no additional intervention strategies by management.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, and as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. In the application, the Company has concluded that its swap contracts qualify for "special cash flow hedge accounting" which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income on the balance sheet while creating some volatility in future earnings, due to market sensitivity and ineffectiveness in offsetting changes in interest rates of Wabtec's variable rate borrowings (see Note 20 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report). This fluctuation is not expected to have a material effect on the Company's financial condition, results of operations and liquidity.

FOREIGN CURRENCY EXCHANGE RISK

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of December 31, 2001, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2001, approximately 74% of Wabtec's net sales are in the United States, 9% in Canada, 1% in Mexico, and 16% in other international locations, primarily Europe. (See Note 19 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report). At December 31, 2001, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

Wabtec's market risk exposure is not substantially different from its exposure at December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under its provisions, all goodwill and other intangible assets with indefinite lives will no longer be routinely amortized under a straight-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and upon adoption, the Company will cease to record approximately $8 million of goodwill amortization. The Company has not completed the process of evaluating whether any impairment will result from adopting it.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under its provisions, all tangible long-lived assets, whether to be held and used or to be disposed of by sale or other means, will be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company early adopted SFAS 144 in the third quarter of 2001 (see
Note 3 of "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this report).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 14, of Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10 THROUGH 13.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2002. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001. Information relating to the executive officers of the Company is set forth in
Part I.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

                                                                          PAGE
                                                                          ----
(a)    (1)  FINANCIAL STATEMENTS
            Report of Independent Public Accountants                       25
            Consolidated Balance Sheets as of December 31, 2001 and 2000   26
            Consolidated Statements of Operations for the three years
              ended
            December 31, 2001, 2000 and 1999                               27
            Consolidated Statements of Cash Flows for the three years
              ended
            December 31, 2001, 2000 and 1999                               28
            Consolidated Statements of Shareholders' Equity for the
              three
            years ended December 31, 2001, 2000 and 1999                   29
            Notes to Consolidated Financial Statements                     30
       (2)  FINANCIAL STATEMENT SCHEDULES
            Report of Independent Public Accountants                       51
            Schedule II -- Valuation and Qualifying Accounts               52
(b)         REPORTS ON FORM 8-K
            The Company filed a Current Report on Form 8-K on the date below pertaining to the following items:
            Current Report on Form 8-K filed November 13, 2001 regarding the November 1, 2001 disposition of certain locomotive
              after market assets to General Electric Company
            Form 8-K(A) filed December 28, 2001 which provided the pro forma financial information for the Form 8-K filed on
              November 13, 2001

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     2.1    Amended and Restated Agreement and Plan of Merger, as
            amended (originally included as Annex A to the Joint Proxy
            Statement/Prospectus) Restated Certificate of Incorporation
            of the Company dated January 30, 19 95, as Filing Method            8
     3.1    Restated Certificate of Incorporation of the Company dated
            January 30, 1995, as amended March 30, 1995                         2
     3.3    Amended and Restated By-Laws of the Company, effective
            November 19, 1999                                                   8
     4.1    Form of Indenture between the Company and The Bank of New
            York with respect to the public offering of $100,000,000 of
            9 3/8% Senior Notes due 2005                                        2
     4.2    Form of Note (included in Exhibit 4.1)                              2
     4.3    First Supplemental Indenture dated as of March 21, 1997
            between the Company and The Bank of New York                        5
     4.4    Indenture dated as of January 12, 1999 by and between the
            Company and The Bank of New York with respect to the private offering of $75,000,000 of 9 3/8% Senior Notes due 2005,
            Series B                                                            7
     4.5    Form of Note (included in Exhibit 4.4)                              7
     10.1   MotivePower Stock Option Agreement (originally included as
            Annex B to the Joint Proxy Statement/Prospectus)                    8
     10.2   Westinghouse Air Brake Stock Option Agreement (originally
            included as Annex C to the Joint Proxy Statement/Prospectus)        8

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     10.3   Voting Agreement dated as of September 26, 1999 among
            William E. Kassling, Robert J. Brooks, Harvard Private
            Capital Holdings, Inc. Vestar Equity Partners, L.P. and
            MotivePower Industries, Inc. (originally included as Annex D
            to the Joint Proxy Statement/Prospectus)                            8
     10.5   Westinghouse Air Brake Company Employee Stock Ownership Plan
            and Trust, effective January 31, 1995                               2
     10.6   ESOP Loan Agreement dated January 31, 1995 between
            Westinghouse Air Brake Company Employee Stock Ownership
            Trust ("ESOP") and the Company (Exhibits omitted)                   2
     10.7   Employee Stock Ownership Trust Agreement dated January 31,
            1995 between the Company and U.S. Trust Company of
            California, N.A.                                                    2
     10.8   Pledge Agreement dated January 31, 1995 between ESOT and the
            Company                                                             2
     10.9   Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial
            institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank,
            and The Bank of New York (Schedules and Exhibits omitted)           9
     10.10  Amended and Restated Stockholders Agreement dated as of
            March 5, 1997 among the RAC Voting Trust ("Voting Trust"),
            Vestar Equity Partners, L.P. ("Vestar Equity"), Harvard
            Private Capital Holdings, Inc. ("Harvard"), American
            Industrial Partners Capital Fund II, L.P. ("AIP") and the
            Company                                                             5
     10.11  Common Stock Registration Rights Agreement dated as of
            January 31, 1995 among the Company, Scandinavian Incentive
            Holding B.V. ("SIH"), Voting Trust, Vestar Equity, Pulse
            Electronics, Inc., Pulse Embedded Computer Systems, Inc.,
            the Pulse Shareholders and ESOT (Schedules and Exhibits
            omitted)                                                            2
     10.12  Indemnification Agreement dated January 31, 1995 between the
            Company and the Voting Trust Trustees                               2
     10.13  Agreement of Sale and Purchase of the North American
            Operations of the Railway Products Group, an operating
            division of American Standard Inc., dated as of 1990 between
            Rail Acquisition Corp. and American Standard Inc. (only
            provisions on indemnification are reproduced)                       2
     10.14  Letter Agreement (undated) between the Company and American
            Standard Inc. on environmental costs and sharing                    2
     10.15  Purchase Agreement dated as of June 17, 1992 among the
            Company, Schuller International, Inc., Manville Corporation
            and European Overseas Corporation (only provisions on
            indemnification are reproduced)                                     2
     10.16  Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse
            Electronics, Inc., Pulse Embedded Computer Systems, Inc. and
            the Pulse Shareholders (Schedules and Exhibits omitted)             2
     10.17  License Agreement dated as of December 31, 1993 between SAB
            WABCO Holdings B.V. and the Company                                 2
     10.18  Letter Agreement dated as of January 19, 1995 between the
            Company and Vestar Capital Partners, Inc.                           2
     10.19  Westinghouse Air Brake Company 1995 Stock Incentive Plan, as
            amended                                                             7
     10.20  Westinghouse Air Brake Company 1995 Non-Employee Directors'
            Fee and Stock Option Plan, as amended                               9
     10.21  Employment Agreement between William E. Kassling and the
            Company                                                             2

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     10.22  Letter Agreement dated as of January 1, 1995 between the
            Company and Vestar Capital Partners, Inc.                           2
     10.23  Form of Indemnification Agreement between the Company and
            Authorized Representatives                                          2
     10.24  Share Purchase Agreement between Futuris Corporation Limited
            and the Company (Exhibits omitted)                                  2
     10.25  Purchase Agreement dated as of September 19, 1996 by and among Mark IV Industries, Inc., Mark IV PLC, and W&P Holding
            Corp. (Exhibits and Schedules omitted) (Originally filed as
            Exhibit No. 2.01)                                                   3
     10.26  Purchase Agreement dated as of September 19,1996 by and among Mark IV Industries Limited and Westinghouse Railway
            Holdings (Canada) Inc. (Exhibits and Schedules omitted)
            (Originally filed as Exhibit No. 2.02)                              3
     10.27  Amendment No. 1 to Amended and Restated Stockholders
            Agreement dated as of March 5, 1997 among the Voting Trust,
            Vestar, Harvard, AIP and the Company                                5
     10.28  Common Stock Registration Rights Agreement dated as of March
            5, 1997 among the Company, Harvard, AIP and the Voting Trust        5
     10.29  1998 Employee Stock Purchase Plan                                   7
     10.30  Sale Agreement dated as of August 7, 1998 by and between
            Rockwell Collins, Inc. and the Company (Schedules and
            Exhibits omitted) (Originally filed as Exhibit No. 2.01)            6
     10.31  Amendment No. 1 dated as of October 5, 1998 to Sale
            Agreement dated as of August 7, 1998 by and between Rockwell
            Collins, Inc. and the Company (Originally filed as Exhibit
            No. 2.02)                                                           6
     10.32  Westinghouse Air Brake Technologies Corporation 2000 Stock
            Incentive Plan                                                     10
     10.33  Amendment No. 1, dated as of November 16, 2000, by and among the Company and the Guarantors from Time to Time Party
            Thereto, and the Banks From Time to Time Party Thereto, and
            ABN AMRO Bank N.V. as bookrunner and co-syndication agent,
            The Bank of New York, as co-syndication agent, Mellon Bank,
            N.A., as documentation agent, and The Chase Manhattan Bank
            USA, N.A., (successor in interest to Chase Manhattan Bank
            Delaware), as an issuing bank, to the Amended and Restated
            Refinancing Credit Agreement, dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO
            Bank N.V., The Chase Manhattan Bank, and The Bank of New
            York which was filed as Exhibit 10.9 to the Company's Annual
            Report on Form 10-K for the period ended December 31, 1999
            (Exhibits omitted)                                                 11
     10.34  Amendment No. 2, dated as of March 30, 2001, by and among the Company and the Guarantors from Time to Time Party
            Thereto, and the Banks From Time to Time Party Thereto, and
            ABN AMRO Bank N.V. as bookrunner and co-syndication agent,
            The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A.,
            (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing
            Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO
            Bank N.V., The Chase Manhattan Bank, and The Bank of New
            York which was filed as Exhibit 10.9 to the Company's Annual
            Report on Form 10-K for the period ended December 31, 1999
            (Exhibits omitted)                                                  1

                                                                          FILING METHOD
(C)         EXHIBITS                                                      -------------
     10.35  Amendment No. 3, dated as of July 18, 2001, by and among the
            Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle
            Bank National Association and ABN AMRO Bank N.V. as
            bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, The Chase Manhattan Bank as
            administrative agent, Mellon Bank, N.A., as documentation
            agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing
            bank, to the Amended and Restated Refinancing Credit
            Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank
            N.V., The Chase Manhattan Bank, and The Bank of New York
            which was filed as Exhibit 10.9 to the Company's Annual
            Report on Form 10-K for the period ended December 31, 1999
            (Exhibits omitted)                                                  1
     10.36  Amendment No. 4, dated as of September 17, 2001, by and among the Company and the Guarantors from Time to Time Party
            Thereto, and the Banks From Time to Time Party Thereto, and
            LaSalle Bank National Association as bookrunner and
            co-syndication agent, The Chase Manhattan Bank as
            administrative agent, The Bank of New York, as
            co-syndication agent, Mellon Bank, N.A., as documentation
            agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing
            bank, to the Amended and Restated Refinancing Credit
            Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, LaSalle Bank
            National Association, The Chase Manhattan Bank, and The Bank
            of New York which was filed as Exhibit 10.9 to the Company's
            Annual Report on Form 10-K for the period ended December 31,
            1999 (Exhibits omitted)                                             1
     10.37  Amendment No. 5, dated as of November 14, 2001, by and among the Company and the Guarantors from Time to Time Party
            Thereto, and the Banks From Time to Time Party Thereto, and
            LaSalle Bank National Association as bookrunner and
            co-syndication agent, JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as administrative agent, The
            Bank of New York, as co-syndication agent, Mellon Bank,
            N.A., as documentation agent, and The Chase Manhattan Bank
            USA, N.A., (successor in interest to Chase Manhattan Bank
            Delaware), as an issuing bank, to the Amended and Restated
            Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial
            institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period
            ended December 31, 1999 (Exhibits omitted)                          1
     10.38  Asset Purchase Agreement, by and between General Electric
            Company, through its GE Transportation Systems business and
            Westinghouse Air Brake Technologies Corporation, dated as of
            July 24, 2001                                                      12
     21     List of subsidiaries of the Company                                 1
     23     Consent of Arthur Andersen LLP                                      1
     99     Annual Report on Form 11-K for the year ended December 31,
            2000 of the Westinghouse Air Brake Company Employee Stock
            Ownership Plan and Trust                                           11
     99.1   Annual Report on Form 11-K for the year ended December 31,
            2001 of the Westinghouse Air Brake Company Employee Stock
            Ownership Plan and Trust                                            1
     99.2   Annual Report on Form 11-K for the year ended December 31,
            2001 of the Westinghouse Air Brake Company Savings Plan             1
     99.3   Arthur Andersen LLP Quality Control Letter                          1

  FILING METHOD
  -------------
        1           Filed herewith.
        2           Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-90866).
        3           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 3, 1996.
        4           Filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-39159).
        5           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1997.
        6           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 5, 1998.
        7           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1998.
        8           Filed as part of the Company's Registration Statement on
                    Form S-4 (No. 333-88903).
        9           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1999.
        10          Filed as an exhibit to the Company's Quarterly Report on
                    Form 10-Q for the period ended June 30, 2000.
        11          Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 2000.
        12          Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated November 13, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cashflows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 18, 2002

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
IN THOUSANDS, EXCEPT SHARE AND PAR VALUE                        2001         2000
------------------------------------------------------------------------------------
                                       ASSETS
CURRENT ASSETS
Cash........................................................  $  53,949    $   6,071
Accounts receivable.........................................    106,527      194,379
Inventories.................................................    104,930      202,828
Deferred income taxes.......................................     22,960       23,777
Income tax receivable.......................................         --        6,479
Other.......................................................      7,328       14,021
                                                              ----------------------
    Total current assets....................................    295,694      447,555
Property, plant and equipment...............................    318,188      407,322
Accumulated depreciation....................................   (150,493)    (192,677)
                                                              ----------------------
    Property, plant and equipment, net......................    167,695      214,645
OTHER ASSETS
Assets held for sale........................................      7,180           --
Prepaid pension costs.......................................      1,449        7,100
Contract underbillings......................................         --       23,898
Goodwill, net...............................................    197,991      226,597
Other intangibles, net......................................     45,145       38,797
Deferred income taxes.......................................      3,860           --
Other noncurrent assets.....................................     10,938       25,455
                                                              ----------------------
    Total other assets......................................    266,563      321,847
                                                              ----------------------
         Total Assets.......................................  $ 729,952    $ 984,047
                                                              ----------------------
                                                              ----------------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt...........................  $     782    $     751
Accounts payable............................................     75,150       86,316
Accrued merger and restructuring costs......................      3,152        6,257
Accrued income taxes........................................     43,741        8,758
Customer deposits...........................................     10,314       25,125
Accrued compensation........................................     17,465       17,013
Accrued warranty............................................     15,373       23,482
Other accrued liabilities...................................     20,244       22,954
                                                              ----------------------
    Total current liabilities...............................    186,221      190,656
Long-term debt..............................................    241,088      539,446
Reserve for postretirement and pension benefits.............     27,544       19,387
Deferred income taxes.......................................      9,065       17,110
Commitments and contingencies...............................     10,601       12,852
Other long-term liabilities.................................     10,162        8,225
                                                              ----------------------
    Total liabilities.......................................    484,681      787,676
SHAREHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, no shares
  issued....................................................         --           --
Common stock, $.01 par value; 100,000,000 shares authorized:
    65,447,867 shares issued and 43,152,546 outstanding at
    December 31, 2001 and 42,841,985 outstanding at December
    31, 2000................................................        654          654
Additional paid-in capital..................................    272,674      273,494
Treasury stock, at cost, 22,295,322 and 22,605,882 shares,
  respectively..............................................   (277,489)    (281,665)
Retained earnings...........................................    278,569      218,470
Deferred compensation.......................................        538          900
Accumulated other comprehensive loss........................    (29,675)     (15,482)
                                                              ----------------------
    Total shareholders' equity..............................    245,271      196,371
                                                              ----------------------
    Total Liabilities and Shareholders' Equity..............  $ 729,952    $ 984,047
                                                              ----------------------
                                                              ----------------------

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                          2001         2000         1999
----------------------------------------------------------------------------------------------
Net sales................................................  $ 783,698    $ 811,178    $ 844,079
Cost of sales............................................   (573,772)    (575,516)    (569,169)
                                                           -----------------------------------
     Gross profit........................................    209,926      235,662      274,910
Selling, general and administrative expenses.............    (96,723)     (94,757)     (96,082)
Merger and restructuring charges.........................     (3,723)     (18,202)     (42,903)
Engineering expenses.....................................    (33,156)     (32,297)     (34,414)
Asset writedowns.........................................     (9,253)          --           --
Amortization expense.....................................    (13,013)     (12,615)     (13,759)
                                                           -----------------------------------
     Total operating expenses............................   (155,868)    (157,871)    (187,158)
     Income from operations..............................     54,058       77,791       87,752
Other income and expenses
  Interest expense.......................................    (33,501)     (43,649)     (41,990)
  Other income (expense), net............................     (2,130)       3,776          428
                                                           -----------------------------------
     Income from continuing operations before income
       taxes and extraordinary item......................     18,427       37,918       46,190
Income tax expense.......................................     (4,465)     (18,718)     (21,687)
                                                           -----------------------------------
     Income from continuing operations before
       extraordinary item................................     13,962       19,200       24,503
Discontinued operations
  Income from discontinued operations (net of tax).......      6,360        6,193       13,439
  Gain on sale of discontinued operations (net of tax)...     41,458           --           --
                                                           -----------------------------------
     Total discontinued operations.......................     47,818        6,193       13,439
Income before extraordinary item.........................     61,780       25,393       37,942
Extraordinary loss on extinguishment of debt, net of
  tax....................................................         --           --       (1,319)
                                                           -----------------------------------
     Net income..........................................  $  61,780    $  25,393    $  36,623
                                                           -----------------------------------
                                                           -----------------------------------
EARNINGS PER COMMON SHARE
Basic
     Income from continuing operations before
       extraordinary item................................  $    0.33    $    0.45    $    0.57
     Income from discontinued operations.................       1.11         0.14         0.31
     Extraordinary item..................................         --           --        (0.03)
                                                           -----------------------------------
     Net income..........................................  $    1.44    $    0.59    $    0.85
                                                           -----------------------------------
                                                           -----------------------------------
Diluted
     Income from continuing operations before
       extraordinary item................................  $    0.32    $    0.45    $    0.55
     Income from discontinued operations.................       1.11         0.14         0.31
     Extraordinary item..................................         --           --        (0.03)
                                                           -----------------------------------
     Net income..........................................  $    1.43    $    0.59    $    0.83
                                                           -----------------------------------
                                                           -----------------------------------
  Weighted average shares outstanding
     Basic...............................................     42,949       43,318       43,287
     Diluted.............................................     43,198       43,382       44,234
                                                           -----------------------------------

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
IN THOUSANDS                                                   2001         2000        1999
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income...............................................    $  61,780    $ 25,393    $ 36,623
Adjustments to reconcile net income to cash provided by
  operations:
  Extraordinary loss on extinguishment of debt...........           --          --       1,319
  Depreciation and amortization..........................       33,061      32,416      33,292
  Provision for ESOP contribution........................           --       1,315       4,078
  Discontinued operations, net of tax....................      (47,818)     (6,193)    (13,439)
  Loss/(gain) on sale of product line....................          521      (4,375)         --
  Writedown of assets....................................        9,253          --          --
  Deferred income taxes..................................       (6,278)      7,955       9,122
  Other, primarily non-cash portion of merger and
     restructuring charges...............................          160       3,106       8,907
  Discontinued operations................................       (1,213)     (5,136)     20,672
  Changes in operating assets and liabilities, net of
     acquisitions Accounts receivable....................       49,772     (15,201)     20,594
     Inventories.........................................       12,670       4,049     (14,909)
     Accounts payable....................................       (4,330)        603      (4,285)
     Accrued income taxes................................        5,021      (5,081)     (2,471)
     Accrued liabilities and customer deposits...........      (20,856)      4,365      (7,544)
     Commitments and contingencies.......................       (2,251)     (5,753)     (2,522)
     Other assets and liabilities........................       29,605      22,751     (12,048)
                                                             ---------------------------------
       Net cash provided by operating activities.........      119,097      60,214      77,389
INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net......      (14,801)    (30,831)    (24,397)
     Acquisitions of businesses, net of cash acquired....       (3,730)       (650)    (14,472)
     Cash received from disposition of discontinued
       operations........................................      240,900          --          --
     Cash received from disposition of product line......        4,120       5,500          --
     Discontinued operations.............................          924       4,496     (24,181)
     Other...............................................           --          --      (3,321)
                                                             ---------------------------------
       Net cash provided by (used for) investing
          activities.....................................      227,413     (21,485)    (66,371)
FINANCING ACTIVITIES
     Repayments of credit agreements.....................     (298,000)    (10,000)    (38,555)
     Proceeds from senior notes offering.................           --          --      75,000
     Repayments of other borrowings......................         (280)    (18,390)    (41,473)
     Purchase of treasury stock..........................         (585)    (12,215)    (10,630)
     Proceeds from treasury stock from stock based
       benefit plans.....................................        3,359       4,291       4,911
     Cash dividends......................................       (1,681)     (1,695)       (986)
                                                             ---------------------------------
       Net cash used for financing activities............     (297,187)    (38,009)    (11,733)
Effect of changes in currency exchange rates.............       (1,445)     (1,705)     (1,212)
                                                             ---------------------------------
  Increase (decrease) in cash............................       47,878        (985)     (1,927)
     Cash, beginning of year.............................        6,071       7,056       8,983
                                                             ---------------------------------
     Cash, end of year...................................    $  53,949    $  6,071    $  7,056
                                                             ---------------------------------
                                                             ---------------------------------

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           ADDITIONAL               UNEARNED
                                  COMPREHENSIVE   COMMON    PAID-IN     TREASURY      ESOP      RETAINED    DEFERRED
In thousands                        INCOME        STOCK     CAPITAL       STOCK      SHARES     EARNINGS   COMPENSATION
-----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                         $652     $314,155    $(192,190)  $(128,472)  $159,135     $  3,951
Cash dividends..................                                                                    (986)
Purchase of treasury stock......                                          (10,630)
Compensatory stock options
  granted through a Rabbi
  Trust.........................                                           (2,091)                              2,091
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net of tax.....                      2        3,522        3,200                                 553
Allocation of ESOP shares, net
  of tax effect.................                                 680                    2,981
Net income......................     $36,623                                                      36,623
Translation adjustment..........       1,857

                                    -----------------------------------------------------------------------------------
                                     $38,480
                                     =======
BALANCE, DECEMBER 31, 1999                                                                                   $  6,595
                                                   $654     $318,357    $(201,711)  $(125,491)  $194,772
Cash dividends..................
                                                                                                  (1,695)
Purchase of treasury stock......
                                                                          (12,215)
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net of tax.....                                                                                   31
                                                              (3,697)       9,545
Allocation of ESOP shares, net
  of tax effect.................
                                                                (434)                   1,749
Compensatory stock options
  granted through a Rabbi
  Trust.........................                                                                               (5,726)
                                                                            5,726
ESOP Termination................
                                                             (40,732)     (83,010)    123,742
Net income......................     $25,393
                                                                                                  25,393
Translation adjustment..........      (4,184)

                                    -----------------------------------------------------------------------------------
                                     $21,209
                                     =======
BALANCE, DECEMBER 31, 2000......                                                                             $    900
                                                   $654     $273,494    $(281,665)         --   $218,470
Cash dividends..................
                                                                                                  (1,681)
Purchase of treasury stock......
                                                                             (585)
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net of tax.....                                                                                    1
                                                                (820)       4,398
Compensatory stock options
  granted through a Rabbi
  Trust.........................                                                                                 (363)
                                                                              363
Net income......................     $61,780
                                                                                                  61,780
Translation adjustment..........      (5,170)
Cumulative change accounting for
  derivative financial
  instruments, net of tax.......      (1,234)
Unrealized losses on derivatives
  designated and qualified as
  cash flow hedges, net of
  tax...........................      (1,310)
Additional minimum pension
  liability, net of tax.........      (6,479)
                                     -------
                                     $47,587

                                     =======
                                                   --------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001......                                                                             $    538
                                                   $654     $272,674    $(277,489)         --   $278,569

                                                   --------------------------------------------------------------------

                                                   --------------------------------------------------------------------

                                  ACCUMULATED
                                    OTHER
                                  COMPREHENSIVE
In thousands                      INCOME (LOSS)
-------------------------------------------------------------
BALANCE, DECEMBER 31, 1998          $(13,155)
Cash dividends..................
Purchase of treasury stock......
Compensatory stock options
  granted through a Rabbi
  Trust.........................
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net of tax.....
Allocation of ESOP shares, net
  of tax effect.................
Net income......................
Translation adjustment..........       1,857
                                  -----------
                                    ---------------------------------------
BALANCE, DECEMBER 31, 1999          $(11,298)
Cash dividends..................
Purchase of treasury stock......
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net of tax.....
Allocation of ESOP shares, net
  of tax effect.................
Compensatory stock options
  granted through a Rabbi
  Trust.........................
ESOP Termination................
Net income......................
Translation adjustment..........      (4,184)
                                  -----------
                                    ------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000......    $(15,482)
Cash dividends..................
Purchase of treasury stock......
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net of tax.....
Compensatory stock options
  granted through a Rabbi
  Trust.........................
Net income......................
Translation adjustment..........      (5,170)
Cumulative change accounting for
  derivative financial
  instruments, net of tax.......      (1,234)
Unrealized losses on derivatives
  designated and qualified as
  cash flow hedges, net of
  tax...........................      (1,310)
Additional minimum pension
  liability, net of tax.........      (6,479)
                                     =======
                                                   --------------------------------------------------------------------   ----------
--
BALANCE, DECEMBER 31, 2001......    $(29,675)
                                  ------------
                                                   --------------------------------------------------------------------
                                  ------------
                                                   --------------------------------------------------------------------

        The accompanying notes are an integral part of these statements

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Westinghouse Air Brake Technologies Corporation (the "Company") is one of North America's largest manufacturers of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company was formed in November 1999 from the merger of Westinghouse Air Brake Company and MotivePower Industries, Inc. Our major products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers. Our major product offerings include electronic controls and monitors, air brakes, cooling equipment, switcher and commuter locomotives, couplers, door controls, draft gears and brake shoes. We aggressively pursue technological advances with respect to both new product development and product enhancements. The Company has its headquarters in Wilmerding, Pennsylvania and has 4,436 full time employees at facilities throughout the world.

A portion of the Company's Freight Group's operations and revenue base is generally dependent on the capital replacement cycles for locomotives and freight cars of the large North American-based railroad companies. The Company's Transit Group's operations are dependent on the budgeting and expenditure appropriation process of federal, state and local governmental units for mass transit needs established by public policy.

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

INVENTORIES Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. Cores inventory is defined as inventory units designated for unit exchange programs (see Note 6).

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment additions are stated at cost. Expenditures for renewals and betterments are capitalized. Expenditures for ordinary maintenance and repairs are expensed as incurred. The Company provides for book depreciation principally on the straight-line method over the following estimated useful lives of property, plant and equipment.

                                     YEARS
--------------------------------------------
Land improvements                   10 to 20
Buildings and improvements          20 to 40
Machinery and equipment             3 to 15
Locomotive leased fleet             4 to 15
--------------------------------------------

Accelerated depreciation methods are utilized for income tax purposes (see Note
7).

INTANGIBLE ASSETS Goodwill is amortized on a straight-line basis over 40 years. Other intangibles are amortized on a straight-line basis over their estimated economic lives. Goodwill and other intangible assets, including patents and tradenames, are periodically reviewed for impairment based on an assessment of future operations that indicate the remaining balance of the intangible asset may not be recoverable. The Company's reviews for impairment, to date, have not resulted in any revision to intangible assets or their related amortization periods (see Note 8).

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

Costs and estimated earnings in excess of billings ("underbillings") and billings in excess of costs and estimated earnings ("overbillings") on the contract in progress are recorded on the balance sheet and are classified as non-current (see Note 23).

STOCK-BASED COMPENSATION The Company accounts for stock-based compensation, including stock options and employee stock purchases, under APB Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 14 for related pro forma disclosures).

RESEARCH AND DEVELOPMENT Research and development costs are charged to expense as incurred. For the years ended December 31, 2001, 2000 and 1999, the Company incurred costs of approximately $33.2 million, $32.3 million and $34.4 million, respectively.

WARRANTY COSTS Warranty costs are accrued based on management's estimates of repair or upgrade costs per unit and historical experience. In recent years, the Company has introduced several new products. The Company does not have the same level of historical warranty experience for these new products as it does for its continuing products. Therefore, warranty reserves have been established for these new products based upon management's estimates. Actual future results may vary from such estimates. Warranty expense was $14.1 million, $11.2 million and $7.3 million for 2001, 2000 and 1999, respectively. Warranty reserves were $15.4 and $23.5 million at December 31, 2001 and 2000, respectively.

FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES The Company periodically enters into interest rate swap agreements to reduce the impact of interest rate changes on its variable rate borrowings. Interest rate swaps are agreements with a counterparty to exchange periodic interest payments (such as pay fixed, receive variable) calculated on a notional principal amount. The interest rate differential to be paid or received is accrued to interest expense (see Note 9).

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, and as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001, resulting in the recording of current assets of $266,000, long term assets of $399,000, current liabilities of $760,000, long term liabilities of $1.1 million, and a decrease in other comprehensive loss of $1.2 million. In the application, the Company has concluded its interest rate swap contracts qualify for "special cash flow hedge accounting" which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income on the balance sheet while creating some volatility in future earnings, due to market sensitivity and ineffectiveness in offsetting changes in interest rates of the Company's variable rate borrowings.

INCOME TAXES Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for income taxes includes federal, state and foreign income taxes (see Note 12).

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

EARNINGS PER SHARE Basic earnings per common share are computed by dividing net income applicable to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding adjusted for the assumed conversion of all dilutive securities (such as employee stock options) (see Note 13).

OTHER COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) is defined as net income and all other nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized losses on derivatives designated and qualified as cash flow hedges and pension related adjustments.

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK The Company's trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. One customer accounted for 11% of the Company's consolidated net sales in 2001. No one customer accounted for more than 10% of the Company's consolidated net sales in 2000 or 1999. The allowance for doubtful accounts was $2.3 million and $3.9 million as of December 31, 2001 and 2000, respectively.

EMPLOYEES As of December 31, 2001, approximately 29% of the Company's workforce was covered by collective bargaining agreements. These agreements are generally effective through 2002, 2003 and 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under its provisions, all goodwill and other intangible assets with indefinite lives will no longer be routinely amortized under a straight-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and upon adoption, the Company will cease to record approximately $8 million of goodwill amortization. The Company has not completed the process of evaluating whether any impairment will result from adopting it.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under its provisions, all tangible long-lived assets, whether to be held and used or to be disposed of by sale or other means, will be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company early adopted SFAS 144 in the third quarter of 2001.

3. DISCONTINUED OPERATIONS

On November 1, 2001, the Company completed the sale of certain assets to GE Transportation Systems (GETS) for $240 million in cash, subject to adjustment for the finalization of the value of the net assets sold. The assets sold primarily include locomotive aftermarket products and services for which Wabtec is not the original equipment manufacturer. Under the terms of the sales agreement, the Company has agreed to indemnify GETS for, among other things, certain potential third party, off site environmental cleanup or remediation costs. The Company has purchased an insurance policy to mitigate its exposure for the environmental indemnities. The Company reported a $48.7 million after tax gain on the sale in 2001.

In the fourth quarter of 2001, the Company decided to exit other businesses and has put these businesses up for sale. The net amount of these businesses has been written down to their estimated realizable value and has been classified as Assets Held for Sale on the balance sheet. The Company reported a $7.2 million after tax loss on the writedown of these entities.

In accordance with SFAS 144, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

                          YEAR ENDED DECEMBER 31,
                       ------------------------------
IN THOUSANDS             2001       2000       1999
-----------------------------------------------------
Net sales              $156,803   $216,798   $276,989
Income before income
  taxes                   9,785      9,677     25,309
Income tax expense        3,425      3,484     11,870
Income from
  discontinued
  operations           $  6,360   $  6,193   $ 13,439
-----------------------------------------------------

A proforma condensed balance sheet removing the discontinued operations balance sheets as of December 31, 2000 is as follows:

                                                              HISTORICAL   DISCONTINUED
IN THOUSANDS                                                   COMPANY      OPERATIONS    PRO FORMA
---------------------------------------------------------------------------------------------------
                           ASSETS
Current assets:
  Cash......................................................   $  6,071      $    350     $  5,721
  Accounts receivable.......................................    194,379        44,646      149,733
  Inventories...............................................    202,828        67,312      135,516
  Other current assets......................................     44,277         1,779       42,498
                                                              -------------------------------------
          Total current assets..............................    447,555       114,087      333,468
Property, plant and equipment, net..........................    214,645        37,740      176,905
Other assets:
  Intangibles...............................................    265,394        24,944      240,450
  Other noncurrent assets...................................     56,453        30,980       25,473
                                                              -------------------------------------
          Total other assets................................    321,847        55,924      265,923
Total assets................................................   $984,047      $207,751     $776,296
                                                              =====================================
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 86,316        15,033       71,283
  Other current liabilities.................................    104,340        16,373       87,967
                                                              -------------------------------------
          Total current liabilities.........................    190,656        31,406      159,250
Long-term debt..............................................    539,446            --      539,446
Other long-term liabilities.................................     57,574         9,950       47,624
                                                              -------------------------------------
          Total liabilities.................................    787,676        41,356      746,320
Shareholders' equity........................................    196,371       166,395       29,976
                                                              -------------------------------------
Total liabilities and shareholders' equity..................   $984,047       207,751      776,296
                                                              =====================================

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
IN THOUSANDS                                                    2001        2000        1999
-----------------------------------------------------------------------------------------------
Interest paid during the year...............................  $ 37,181    $ 45,871    $ 44,087
Income taxes paid during the year...........................     8,318      14,935      30,635
Business acquisitions:
  Fair value of assets acquired.............................  $  5,275    $    897    $ 26,934
  Liabilities assumed.......................................      (842)       (247)    (11,148)
                                                              ---------------------------------
     Cash paid..............................................     4,433         650      15,786
  Less cash acquired........................................       703          --       1,314
                                                              ---------------------------------
       Net cash paid........................................  $  3,730    $    650    $ 14,472
                                                              =================================
Noncash investing and financing activities:
  Deferred compensation.....................................  $    363    $  5,726    $  2,091
  Treasury stock............................................      (363)     (5,726)     (2,091)
-----------------------------------------------------------------------------------------------

5. MERGERS AND ACQUISITIONS

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

During 2001, 2000 and 1999, the Company completed the following acquisitions:

 i) In October 2001, the Company purchased certain assets of Milufab, a supplier of door panels for subway trains for $3.7 million.

 ii) In June 2001, the Company purchased certain assets of Core Systems, a company that provides repair billings in the rail industry for $743,000.

iii) In July 2000, the Company purchased certain assets of Iron Fireman, a manufacturer of transportation boiler equipment for $650,000.

iv) In February 1999, the Company acquired the mass transit electrical inverter and converter product line of AGC System & Technologies, Inc. of Canada for approximately $960,000.

 v) In January 1999, the Company acquired 100% of the Common Stock of Q-Tron, Ltd., a privately held designer and manufacturer of locomotive electronics equipment, for total consideration of $14.9 million.

These acquisitions were accounted for under the purchase method. Accordingly, the results of operations of the applicable acquisition are included in the Company's financial statements prospectively from the acquisition date. The excess of the purchase price over the fair value of identifiable net assets was approximately $14 million was allocated to goodwill and is being amortized on a straight-line basis over 40 years. Effective January 1, 2002, goodwill will not be amortized upon adoption of SFAS No. 142 (see Note 2).

6. INVENTORY

The components of inventory, net of reserves, were:

                                DECEMBER 31,
                       ------------------------------
                                  REPORTED   ADJUSTED
                       ------------------------------
IN THOUSANDS             2001       2000       2000
-----------------------------------------------------
Cores                  $  6,180   $ 28,213   $  9,579
Raw materials            53,833     95,430     68,664
Work-in-process          34,265     53,240     44,836
Finished goods           10,652     25,945     12,437
                       ------------------------------
  Total inventory      $104,930   $202,828   $135,516
-----------------------------------------------------

The as adjusted 2000 column above represents the removal of the discontinued operations (see Note 3).

7. PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

                                DECEMBER 31,
                       ------------------------------
                                  REPORTED   ADJUSTED
                       ------------------------------
IN THOUSANDS             2001       2000       2000
-----------------------------------------------------
Machinery and
  equipment            $229,297   $255,153   $196,975
Buildings and
  improvements           78,550    134,847    110,126
Land and improvements    10,105     14,303     13,303
Locomotive leased
  fleet                     236      3,019      2,689
                       ------------------------------
  PP&E                  318,188    407,322    323,093
  Less accumulated
     depreciation      (150,493)  (192,677)  (146,188)
                       ------------------------------
       Total           $167,695   $214,645   $176,905
-----------------------------------------------------

The as adjusted 2000 column above represents the removal of the discontinued operations (see Note 3).

8. INTANGIBLES

Intangible assets of the Company, other than goodwill, consist of the following:

                              DECEMBER 31,
                            -----------------
IN THOUSANDS                 2001      2000
---------------------------------------------
Patents,
  tradenames/trademarks
  and other, net of
  accumulated amortization
  of $40,571 and $38,006
  (3-40 years)              $38,845   $33,239
Covenants not to compete,
  net of accumulated
  amortization of $15,326
  and $18,756 (5 years)       2,827     5,558
Intangible pension asset      3,473        --
                            -----------------
     Total                  $45,145   $38,797
---------------------------------------------

At December 31, 2001 and 2000, goodwill totaled $198 million and $226.6 million, net of accumulated amortization of $32.6 million and $29.7 million, respectively.

9. LONG-TERM DEBT

Long-term debt consisted of the following:

                             DECEMBER 31,
                          -------------------
IN THOUSANDS                2001       2000
---------------------------------------------
Revolving credit
  agreement               $ 60,000   $358,000
9.375% Senior notes due
  2005                     175,000    175,000
5.5% Industrial revenue
  bond due 2008              5,556      6,169
Other                        1,314      1,028
                          -------------------
  Total                   $241,870   $540,197
  Less-current portion         782        751
                          -------------------
  Long-term portion       $241,088   $539,446
---------------------------------------------

Credit Agreement

In November 1999, in connection with the merger, WABCO terminated its then existing secured credit agreement and refinanced the then existing unsecured MotivePower credit agreement with a consortium of commercial banks. This resulted in an unsecured credit agreement which provided a $275 million five-year revolving credit facility expiring in 2004 and a 364-day $275 million convertible revolving credit facility. In November 2000, the Company and the banks negotiated a reduction in the 364-day facility from $275 million to $213 million, primarily due to having credit availability in excess of current and forecasted needs in an effort to reduce commitment costs and other related fees. In November 2001, the Company and the banks negotiated a further reduction in the 364-day facility from $213 million to $100 million. At December 31, 2001, the Company had available bank borrowing capacity, net of letters of credit, of approximately $288 million.

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

Credit agreement borrowings bear variable interest rates indexed to common indexes such as LIBOR. The maximum credit agreement borrowings, average credit agreement borrowings and weighted-average contractual interest rate on credit agreement borrowings was $358 million, $272.7 million and 6.38%, respectively for 2001. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31, 2001, the notional value of interest rate swaps outstanding totaled $60 million and effectively changed the Company's interest rate from a variable rate to a fixed rate of 8.70%. The interest rate swap agreements mature in 2003. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

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

Industrial Revenue Bond

In July 1998, a subsidiary of the Company entered into a 10 year $7.5 million debt obligation that bears an interest rate of 5.5% and is payable in monthly principal and interest installments. The proceeds of the bond provided financing for the purchase of a building used in the Company's operations.

Scheduled principal repayments of outstanding loan balances required as of December 31, 2001 are as follows:

In thousands
--------------------------------------------
  2002                              $    782
  2003                                 1,757
  2004                                60,772
  2005                               175,600
  2006                                   263
  Future years                         2,696
                                    --------
     Total                          $241,870
--------------------------------------------

10. EMPLOYEE BENEFIT PLANS

                                                         PENSION PLANS       POSTRETIREMENT PLANS
          In thousands, except percentages            -------------------    ---------------------
     AS OF OR FOR THE YEARS ENDED DECEMBER 31,          2001       2000        2001        2000
--------------------------------------------------------------------------------------------------
DEFINED BENEFIT PLANS
CHANGE IN BENEFIT OBLIGATION
  Obligation at beginning of year...................  $(58,409)  $(60,359)   $(20,434)   $(18,595)
  Service cost......................................    (1,447)    (1,492)       (240)       (231)
  Interest cost.....................................    (4,382)    (4,572)     (1,524)     (1,430)
  Participant contributions.........................        --       (298)         --          --
  Special termination benefits......................    (1,602)    (2,957)         --          --
  Actuarial gain (loss).............................    (7,732)    (2,505)       (228)       (874)
  Benefits paid.....................................     4,465     12,895       1,058         696
  Expenses paid.....................................       292         --
  Effect of currency rate changes...................     1,576        879          --          --
                                                      --------------------------------------------
     Obligation at end of year......................  $(67,239)  $(58,409)   $(21,368)   $(20,434)
                                                      --------------------------------------------
                                                      --------------------------------------------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year....  $ 65,710   $ 74,554          --          --
  Actual return on plan assets......................    (4,186)     2,584          --          --
  Employer contribution.............................     1,642      2,521          --          --
  Participant contributions.........................        41        298          --          --
  Benefits paid.....................................    (4,389)   (12,895)         --          --
  Administrative expenses...........................      (564)      (112)         --          --
  Assets assumed through an acquisition.............      (110)        --
  Effect of currency rate changes...................    (1,554)    (1,240)         --          --
                                                      --------------------------------------------
     Fair value of plan assets at end of year.......  $ 56,590   $ 65,710          --          --
                                                      --------------------------------------------
                                                      --------------------------------------------
FUNDED STATUS
  Funded status at year end.........................  $(10,649)  $  7,301     (21,368)    (20,434)
  Unrecognized net actuarial (gain) loss............    14,687     (3,305)      1,342       1,112
  Unrecognized prior service cost...................     3,720      2,806          31         (26)
  Unrecognized transition obligation................        --         --         238         259
                                                      --------------------------------------------
  Prepaid (accrued) benefit cost....................  $  7,758   $  6,802    $(19,757)   $(19,089)
                                                      --------------------------------------------
                                                      --------------------------------------------
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION INCLUDE:
  Prepaid pension cost..............................  $  1,449   $  7,100    $     --    $     --
  Reserve for postretirement and pension benefits...    (7,787)      (298)    (19,757)    (19,089)
  Intangible asset..................................     3,473         --          --          --
  Accumulated other comprehensive loss..............    10,623         --          --          --
                                                      --------------------------------------------
  Prepaid (accrued) benefit cost....................  $  7,758   $  6,802    $(19,757)   $(19,089)
                                                      --------------------------------------------
                                                      --------------------------------------------

                                                  PENSION PLANS             POSTRETIREMENT PLANS
                                           ---------------------------    ------------------------
                                            2001      2000      1999       2001     2000     1999
--------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST
  Service cost...........................  $ 1,447   $ 1,492   $ 1,746       240      231   $  337
  Interest cost..........................    4,382     4,572     4,231     1,524    1,430    1,364
  Expected return on plan assets.........   (5,846)   (6,708)   (6,045)       --       --       --
  Net amortization/deferrals.............      680       219       734        (3)      69      233
                                           -------------------------------------------------------
     Net periodic benefit (income)
       cost..............................  $   663   $  (425)  $   666    $1,761   $1,730   $1,934
                                           -------------------------------------------------------
                                           -------------------------------------------------------
ASSUMPTIONS
  Discount rate..........................        7%     7.25%     7.75%      7.5%     7.5%       8%
  Expected long-term rate of return......        9%        9%        9%       na       na       na
  Rate of compensation increase..........        5%        5%        5%       na       na       na
--------------------------------------------------------------------------------------------------

A 1% change in the assumed health care cost trend rate will change the amount of expense recognized for the postretirement plans by approximately $466,000 for each future year, and change the accumulated postretirement benefit obligation by approximately $2.8 million.

The composition of plan assets consists primarily of equities, corporate bonds, governmental notes and temporary investments.

In 2001 and 2000, as a result of an early retirement package offered to certain union employees, the Company incurred charges of approximately $1.6 million and $3 million, respectively, reflected above as a special termination benefit.

Included in the above table, the Company had benefit plans which had $1.4 million of plan assets that were in excess of pension plan benefit obligations at December 31, 2001 (the total of which was pension plan benefit obligation in excess of plan assets) and a $0.3 million pension plan benefit obligation that was in excess of plan assets at December 31, 2000 (the total of which was plan assets in excess of pension plan benefit obligation).

DEFINED CONTRIBUTION PLANS

Costs recognized under multi-employer and other defined contribution plans are summarized as follows:

IN THOUSANDS             2001     2000     1999
------------------------------------------------
Multi-employer pension
  and health & welfare
  plans                 $  994   $1,152   $1,256
401(k) savings and
  other defined
  contribution plans     8,172    5,371      776
Employee stock
  ownership plan
  (ESOP)                    --    1,315    4,078
                        ------------------------
    Total               $9,166   $7,838   $6,110
------------------------------------------------

The Company sponsors defined benefit pension plans that cover certain U.S. and Canadian employees and provide benefits of stated amounts for each year of service of the employee. In connection with the establishment of the Employee Stock Ownership Plan and Trust (see Note 11) in January 1995, the pension plan for U.S. salaried employees was modified to eliminate any credit (or accrual) for current service costs for any future periods, effective March 31, 1995.

The Company's funding methods, which are primarily based on the ERISA requirements, differ from those used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements.

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for substantially all U.S. employees. In conjunction with the establishment of the ESOP in January 1995 (see Note

11), the postretirement health care and life insurance benefits for salaried employees were modified to discontinue benefits for employees who had not attained the age of 50 by March 31, 1995. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

The Company also participates in a variety of defined contribution, 401(k) and multiemployer pension, health and welfare plans. Additionally, the Company has stock option-based benefit and other plans further described in Note 14.
11. EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (ESOP)

Effective January 31, 1995, the Company established the Westinghouse Air Brake Company Employee Stock Ownership Plan and Trust (ESOP) to enable participating employees to obtain ownership interests in the Company. Employees eligible to participate in the ESOP primarily include the salaried U.S. employees and, as described in Note 10, the ESOP contributions were intended to supplement or replace other salaried employee benefit plans.
In connection with the establishment of the ESOP, the Company made a $140 million loan to the ESOP, which was used to purchase 9,336,000 shares of the Company's outstanding common stock. The ESOP loan initially had a term of 50 years with interest at 8.5% and was collateralized by the shares purchased by the ESOP. Company contributions to the ESOP were used to repay the ESOP loan's annual debt service requirements of approximately $12 million. The Company was obligated to contribute amounts sufficient to repay the ESOP loan. The ESOP used such Company contributions to repay the ESOP loan. Approximately 187,000 shares were to be allocated annually to participants over a 50-year period. These transactions occurred simultaneously and, for accounting purposes, offset each other. Allocated ESOP shares through August 1, 2000 were approximately 1.1 million shares.

The Company terminated all contributions to the ESOP effective August 1, 2000 and has now received all regulatory approvals whereby allocated shares will be distributed to the participants 401(k) accounts and the unallocated shares will be returned to the Company in exchange for forgiveness of the ESOP loan.
Also in 2000, the Company incurred a $5.1 million non-cash charge for the write-off of the related deferred tax asset, due to its ESOP tax benefits. These benefits, which would have been realized had the ESOP continued, will not be utilized in future periods. This charge is reported within the caption "Income tax expense" in the consolidated statement of operations.

12. INCOME TAXES

The components of the income from continuing operations before provision for income taxes for the Company's domestic and foreign operations for the years ended December 31 are provided below:

                         YEAR ENDED DECEMBER 31,
                       ---------------------------
IN THOUSANDS            2001      2000      1999
--------------------------------------------------
Domestic               $10,287   $24,740   $28,410
Foreign                  8,140    13,178    17,780
                       ---------------------------
Income from
  continuing
  operations           $18,427   $37,918   $46,190
--------------------------------------------------

The consolidated provision (credit) for income taxes included in the Statement of Income for the years ended December 31 consisted of the following:

                         YEAR ENDED DECEMBER 31,
                       ---------------------------
IN THOUSANDS            2001      2000      1999
--------------------------------------------------
Current taxes
  Federal              $28,703        --   $11,832
  State                  4,919     1,009     2,201
  Foreign                3,345     8,999    10,535
                       ---------------------------
                       $36,967   $10,008    24,568
Deferred taxes
  Federal                1,106     8,669     2,596
  State                    287       749    (1,020)
  Foreign                 (325)    2,776     6,613
                       ---------------------------
                         1,068    12,194     8,189
                       ---------------------------
     Total provision   $38,035   $22,202   $32,757
--------------------------------------------------

Consolidated income tax provision (credit) is included in the Statement of Income as follows:

                         YEAR ENDED DECEMBER 31,
                       ---------------------------
                        2001      2000      1999
--------------------------------------------------
Continuing operations  $ 4,465   $18,718   $21,687
Income from
  discontinued
  operations            33,570     3,484    11,870
Extraordinary loss on
  extinguishment of
  debt                      --        --      (800)
                       ---------------------------
Total provision        $38,035   $22,202   $32,757
--------------------------------------------------

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on continuing operations for the years ended December 31 is provided below:

                         YEAR ENDED DECEMBER 31,
                         -----------------------
                         2001     2000     1999
------------------------------------------------
U. S. federal statutory
  rate                   35.0%    35.0%    35.0%
State taxes               3.6      3.2      3.2
Foreign                   0.4      2.2      0.8
Valuation allowance        --       --     (1.3)
Merger and
  restructuring charge     --       --     11.3
ESOP                       --     10.6       --
Research and
  development credit     (15.9)     --       --
Other, net                1.1     (1.6)    (2.1)
                         -----------------------
  Effective rate         24.2%    49.4%    46.9%
------------------------------------------------

Research and development credit related to both credits claimed in the current period and refund claims filed with amended returns for the prior periods.

Components of deferred tax assets and liabilities were as follows:

                              DECEMBER 31,
                           -------------------
IN THOUSANDS                 2001       2000
----------------------------------------------
Accrued expenses and
  reserves                 $ 13,696   $  9,083
Employee benefits/pension    14,346     10,730
Inventory                     5,911      3,295
Accrued warranty              5,951      7,455
Restructuring reserve         2,730      3,842
Deferred debt costs           1,316      1,405
Net operating loss            3,304      6,690
Plant, equipment and
  intangibles               (21,728)   (20,678)
Underbillings                    --     (7,815)
Other                           870      1,301
                           -------------------
                             26,396     15,308
Valuation allowance          (8,641)    (8,641)
                           -------------------
  Net deferred tax assets  $ 17,755   $  6,667
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

The Company's net operating loss carryforward for the year ended December 31, 2001 is $8.6 million, and will expire in 2010.

13. EARNINGS PER SHARE

The computation of earnings per share is as follows:

                         YEAR ENDED DECEMBER 31,
In thousands,          ---------------------------
EXCEPT PER SHARE        2001      2000      1999
--------------------------------------------------
BASIC
Income before
  extraordinary item
  applicable to
  common shareholders  $61,780   $25,393   $37,942
Divided by:
  Weighted average
    shares
    outstanding         42,949    43,318    43,287
Basic earnings per
  share before
  extraordinary item   $  1.44   $  0.59   $  0.88
--------------------------------------------------
DILUTED
Income before
  extraordinary item
  applicable to
  common shareholders  $61,780   $25,393   $37,942
Divided by the sum
  of:
  Weighted average
    shares
    outstanding         42,949    43,318    43,287
  Assumed conversion
    of dilutive stock
    options                249        64       947
                       ---------------------------
    Diluted shares
      outstanding       43,198    43,382    44,234
Diluted earnings per
  share before
  extraordinary item   $  1.43   $  0.59   $  0.86
--------------------------------------------------

Options to purchase approximately 2.8 million, 4.2 million and 700,000 shares of Common Stock were outstanding in 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares.

14. STOCK-BASED COMPENSATION PLANS

STOCK OPTIONS Under the 2000 Stock Incentive Plan (the 2000 Plan), the Company may grant options to employees for an initial amount of 1.1 million shares of Common Stock. This amount is subject to annual modification based on a formula. Under the formula,

1.5% of total common shares outstanding at the end of the preceding fiscal year (excluding any shares held by the ESOP or the related trust) are added to shares available for grant under the 2000 Plan. Based on the adjustment, the Company had approximately 1.2 million shares available for 2001 grants and has available approximately 1,432,980 shares through the end of fiscal 2002. The shares available for grants on any given date may not exceed 15% of Wabtec's total common shares outstanding (excluding any shares held by the ESOP or the related trust). Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant.

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

The Company also has a non-employee director's stock option plan under which 500,000 shares of Common Stock are reserved for issuance. Through year-end 2001, the Company granted nonqualified stock options to non-employee directors to purchase a total of 110,000 shares.

EMPLOYEE STOCK PURCHASE PLAN In 1998, the Company adopted an employee discounted stock purchase plan (DSPP). The DSPP had 500,000 shares available for issuance. Participants can purchase the Company's common stock at 85% of the lesser of fair market value on the first or last day of each offering period. Stock outstanding under this plan at December 31, 2001 was 157,951 shares.
The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized under these plans. Had compensation expense for these plans been determined based on the fair value at the grant dates for awards, the Company's net income and earnings per share would be as set forth in the following table. For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options' vesting period.

                         YEAR ENDED DECEMBER 31,
In thousands,          ---------------------------
EXCEPT PER SHARE        2001      2000      1999
--------------------------------------------------
Net income
  As reported          $61,780   $25,393   $36,623
  Pro forma             58,691    20,601    31,996
Diluted earnings per
  share
  As reported          $  1.43   $  0.59   $  0.83
  Pro forma               1.36      0.47      0.72
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

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                      2001     2000     1999
-------------------------------------------------------------
Dividend yield                          .30%     .40%     .30%
Risk-free interest rate                 5.9%   5.090%   5.875%
Stock price volatility                47.30    46.74    36.58
Expected life (years)                   5.0      5.0      5.0
-------------------------------------------------------------

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

A summary of the Company's stock option activity and related information for the years indicated follows:

                                                  2001                    2000                   1999
                                          ---------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
                                                       EXERCISE               EXERCISE               EXERCISE
                                           OPTIONS      PRICE      OPTIONS     PRICE      OPTIONS     PRICE
-------------------------------------------------------------------------------------------------------------
Beginning of year.......................   5,389,397    $14.74    4,977,008    $15.14    5,340,182    $16.29
Granted.................................     512,212     13.22    1,310,000     10.81      173,642     24.33
Exercised...............................    (210,660)    10.40     (581,318)     6.20     (361,664)    11.64
Canceled................................  (1,091,014)    19.00     (316,293)    20.82     (175,152)    15.03
                                          ----------              ---------              ---------
End of year.............................   4,599,935    $13.76    5,389,397    $14.74    4,977,008    $15.14
                                          ==========              =========              =========
Exercisable at end of year..............   3,738,562              3,621,317              3,958,854
Available for future grant..............   1,432,980              1,150,078                678,028
Weighted average fair value of options
  granted during the year...............       $5.98                  $5.97                  $9.04
-------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2001:

                                               WEIGHTED
                              NUMBER           AVERAGE           WEIGHTED          NUMBER
                           OUTSTANDING        REMAINING          AVERAGE        EXERCISABLE
RANGE OF EXERCISE PRICES  AS OF 12/31/01   CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 12/31/01
---------------------------------------------------------------------------------------------
          $ 3.86--$ 8.63       91,191            4.1              $ 5.16            87,858
          $ 9.54--$ 9.54      625,000            8.9                9.54           234,016
          $ 9.88--$10.86      463,775            5.9               10.64           404,611
          $11.00--$12.75      663,793            6.9               12.11           416,139
          $13.18--$13.97      463,271            9.4               13.23           305,533
          $14.00--$14.00    1,372,631            4.0               14.00         1,372,631
          $14.63--$19.91      249,000            4.0               17.60           247,500
          $20.00--$20.00      516,080            6.8               20.00           516,080
          $20.09--$31.63      155,194            6.4               24.86           154,194
---------------------------------------------------------------------------------------------
                            4,599,935            6.2              $13.76         3,738,562
---------------------------------------------------------------------------------------------

RESTRICTED STOCK AWARD In February of 2001, the Company awarded to two officers 4,920 shares of restricted Common Stock in lieu of a cash bonus for 2000. The shares must be held for one year before they can be sold.

15. OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to fifteen years, excluding renewal options.

The Company has sold remanufactured locomotives to various financial institutions and leased them back under operating leases with terms from five to 20 years.

Total net rental expense charged to operations in 2001, 2000, and 1999 was $5.7 million, $6.3 million and $6.8 million, respectively. Certain of the Company's equipment rental obligations under operating leases pertain to locomotives, which are subleased to customers under both short-term and long-term agreements. The amounts above are shown net of sublease rentals of $2.8 million, $4 million and $4.5 million for the years 2001, 2000 and 1999, respectively.

Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

IN THOUSANDS            REAL                SUBLEASE
        YEAR           ESTATE   EQUIPMENT   RENTALS     TOTAL
--------------------------------------------------------------
2002                   $3,762    $ 4,842    $(2,952)   $ 5,652
2003                    3,080      4,509     (2,873)     4,716
2004                    2,329      4,160     (2,504)     3,985
2005                    1,984      3,772     (2,375)     3,381
2006                    1,957      3,721     (2,310)     3,368
2007 and after          8,464      3,976     (3,077)     9,363
--------------------------------------------------------------

16. STOCKHOLDERS' AGREEMENTS

As of December 31, 2001, the approximate ownership interests in the Company's Common Stock are held by management (11%), the ESOP (21%), the investors consisting of Vestar Equity Partners, L.P., Charlesbank Equity Fund II, Limited Partnership, and American Industrial Partners Capital Fund II, L.P. (13%), and all others including public shareholders (55%).

A Stockholders Agreement exists between management and the investors referred to above that provides for, among other things, the composition of the Board of Directors as long as certain minimum stock ownership percentages are maintained, restrictions on the disposition of shares and rights to request the registration of the shares.

The shares held by the ESOP (established January 31, 1995) are subject to the terms of the related ESOP Loan Agreement, Employee Stock Ownership Trust Agreement, Employee Stock Ownership Plan and the Pledge Agreement. Although the ESOP has terminated, the unallocated shares remain with the trustee until all regulatory and administrative actions are completed. The ESOP is further described in Note 11.

17. PREFERRED STOCK

The Company's authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company's shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2001 and 2000 there was no preferred stock issued or outstanding.

18. COMMITMENTS AND CONTINGENCIES

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

The Company has been named, along with other parties, as a Potentially Responsible Party (PRP) under the North Carolina Inactive Sites Response Act because of an alleged release or threat of release of hazardous substances at the "Old James Landfill" site in North Carolina. The Company believes unreimbursed costs, if any, associated with the cleanup activities at this site will not be material, and as a result of the indemnification provisions referred to above and an insurance policy from Rocky Mountain International Insurance Ltd., which has acknowledged coverage and is currently paying on the claim, the Company has not established a reserve for such costs.

The Company's and its affiliates' operations do not use and their products do not contain any asbestos. Asbestos actions have been filed against the Company and certain of its affiliates. Consistent with the experience of others, the number of claims have increased in recent years. However, it is important to note that these asbestos claims involve products sold prior to the 1990 formation of the Company. The Company and its affiliates have not incurred any significant costs related to these asbestos claims. The claims are covered by insurance or are subject to indemnity from the companies who manufactured or sold the products in question. Management believes that these claims will not be material; and accordingly, the financial statements do not reflect any costs or reserves for such claims.

BOISE, IDAHO

The Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental

Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Boise Locomotive Company facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. The Company has accrued $1.1 million at December 31, 2001, the estimated remaining costs for remediation. The Company was in compliance with the Permit at December 31, 2001.

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

MATTOON, ILLINOIS

Prior to the Company's acquisition of Young Radiator, Young agreed to clean up alleged contamination on a prior production site in Mattoon, Ill. The Company is in the process of remediating the site with the state of Illinois and now estimates the costs to remediate the site to be approximately $613,000, which has been accrued at December 31, 2001.

RACINE, WISCONSIN

Young ceased manufacturing operations at its Racine facility in the early 1990's. Investigations prior to the acquisition of Young revealed some levels of contamination on the Racine property and the Company has begun remediation efforts. The Company has initiated a comprehensive site evaluation with the state of Wisconsin and believes this governing body is generally in agreement with the findings. The Company has accrued approximately $546,000 at December 31, 2001 as its estimate of remaining restoration costs.

GE HARRIS

On November 3, 2000 the company settled the suit brought against it by GE-Harris Railway Electronics, L.L.C. and GE-Harris Railway Electronics Services, L.L.C. (collectively, "GE-Harris"). In exchange for settlement of the suit, the Company agreed to deliver $2 million worth of products for GE-Harris by December 15, 2000, which the Company expensed in the fourth quarter of 2000. In addition, the Company paid GE-Harris $7 million in exchange for a license of certain intellectual property.

The Company has other contingent obligations relating to certain sales leaseback transactions for which reserves have been established.

From time to time the Company is involved in litigation relating to claims arising out of its operations in the ordinary course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its financial condition, results of operations or liquidity.

19. SEGMENT INFORMATION

Wabtec has two reportable segments -- the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company's internal operations, the nature of the products and services and customer type. The business segments are:

FREIGHT GROUP manufactures products and provides services geared to the production and operation of freight cars and locomotives, including braking control equipment, engines, on-board electronic systems and train coupler equipment. Revenues are derived from OEM and locomotive overhauls, aftermarket sales and from freight car repairs and services. All of the assets sold to GETS were part of the Freight Group.

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

Segment financial information for 2001 is as follows:

                                         FREIGHT    TRANSIT    CORPORATE     MERGER AND
IN THOUSANDS                              GROUP      GROUP     ACTIVITIES   RESTRUCTURING     TOTAL
------------------------------------------------------------------------------------------------------
Sales to external customers............  $490,261   $293,437           --           --      $  783,698
Intersegment sales/(elimination).......    10,160        788      (10,948)                          --
                                         -------------------------------------------------------------
     Total sales.......................  $500,421   $294,225   $  (10,948)          --      $  783,698
                                         -------------------------------------------------------------
                                         -------------------------------------------------------------
Income from operations.................  $ 58,989   $ 32,390   $  (33,598)    $ (3,723)     $   54,058
Interest expense and other.............        --         --      (35,631)          --         (35,631)
                                         -------------------------------------------------------------
  Income before income taxes and
     extraordinary item................  $ 58,989   $ 32,390   $  (69,229)    $ (3,723)     $   18,427
                                         -------------------------------------------------------------
                                         -------------------------------------------------------------
Depreciation and amortization..........  $ 23,234   $  7,337   $    2,490           --      $   33,061
Capital expenditures...................    14,048      4,469        2,157           --          20,674
Segment assets.........................   477,983    175,028       76,941           --         729,952
------------------------------------------------------------------------------------------------------

Segment financial information for 2000 is as follows:

                                          FREIGHT    TRANSIT    CORPORATE     MERGER AND
IN THOUSANDS                               GROUP      GROUP     ACTIVITIES   RESTRUCTURING    TOTAL
-----------------------------------------------------------------------------------------------------
Sales to external customers.............  $532,889   $278,289          --            --      $811,178
Intersegment sales/(elimination)........    10,189        570     (10,759)                         --
                                          -----------------------------------------------------------
     Total sales........................  $543,078   $278,859    $(10,759)           --      $811,178
                                          -----------------------------------------------------------
                                          -----------------------------------------------------------
Income from operations..................  $ 87,919   $ 27,440    $(17,353)     $(20,215)     $ 77,791
Interest expense and other..............        --         --     (39,873)           --       (39,873)
                                          -----------------------------------------------------------
  Income before income taxes and
     extraordinary item.................  $ 87,919   $ 27,440    $(57,226)     $(20,215)     $ 37,918
                                          -----------------------------------------------------------
                                          -----------------------------------------------------------
Depreciation and amortization...........  $ 21,896   $  7,971    $  2,549            --      $ 32,416
Capital expenditures....................    13,679      6,742       2,752            --        23,173
Segment assets..........................   734,378    197,487      52,182            --       984,047
-----------------------------------------------------------------------------------------------------

Segment financial information for 1999 is as follows:

                                          FREIGHT    TRANSIT    CORPORATE     MERGER AND
IN THOUSANDS                               GROUP      GROUP     ACTIVITIES   RESTRUCTURING    TOTAL
-----------------------------------------------------------------------------------------------------
Sales to external customers.............  $605,877   $238,202          --            --      $844,079
Intersegment sales/(elimination)........    26,614         --    $(26,614)           --            --
                                          -----------------------------------------------------------
     Total sales........................  $632,491   $238,202    $(26,614)           --      $844,079
                                          -----------------------------------------------------------
                                          -----------------------------------------------------------
Income from operations..................  $133,348   $ 21,279    $(18,763)     $(48,112)     $ 87,752
Interest expense and other..............        --         --     (41,562)           --       (41,562)
                                          -----------------------------------------------------------
  Income before income taxes and
     extraordinary item.................  $133,348   $ 21,279    $(60,325)     $(48,112)     $ 46,190
                                          -----------------------------------------------------------
                                          -----------------------------------------------------------
Depreciation and amortization...........  $ 23,278   $  8,191    $  1,823            --      $ 33,292
Capital expenditures....................    14,007      9,364         696            --        24,067
Segment assets..........................   757,171    208,106      31,399            --       996,676
-----------------------------------------------------------------------------------------------------

In 2001 and 2000, $530,000 and $2 million, $15.2 million and $235,000 of the above merger and restructuring costs related to the Freight Group and Transit Group, respectively. In 1999, the merger and restructuring charge primarily related to costs of the merger between WABCO and MotivePower, the consolidation of the corporate headquarters and the elimination of duplicate corporate functions.

The following geographic area data include net sales based on product shipment destination. Long-lived assets consists of plant, property and equipment, net of depreciation, which are resident in their respective countries.

                                       NET SALES                        LONG-LIVED ASSETS
      In thousands        ------------------------------------    ------------------------------
YEAR ENDED DECEMBER 31,      2001         2000         1999         2001       2000       1999
------------------------------------------------------------------------------------------------
United States...........  $  582,655   $  620,094   $  656,399    $115,583   $146,576   $156,106
Canada..................      73,177       92,001       83,746      32,963     40,136     42,661
Mexico..................       8,693        8,911       12,059      10,584     19,852     15,260
Other international.....     119,173       90,172       91,875       8,565      8,081      8,664
                          ----------------------------------------------------------------------
     Total..............  $  783,698   $  811,178   $  844,079    $167,695   $214,645   $222,691
------------------------------------------------------------------------------------------------

Export sales from the Company's United States operations were $90.3 million, $98.9 million and $93.6 million for the years ending December 31, 2001, 2000 and 1999, respectively. The following data reflects income from operations, including merger and restructuring related charges by major geographic area, attributed to the Company's operations within each of the following countries or regions.

                                                                 INCOME FROM OPERATIONS
In thousands                                                  -----------------------------
YEAR ENDED DECEMBER 31,                                        2001       2000       1999
-------------------------------------------------------------------------------------------
United States...............................................  $41,007    $54,331    $52,147
Canada......................................................    6,412     17,432     20,681
Mexico......................................................   (2,467)       168      6,224
Other international.........................................    9,106      5,860      8,700
                                                              -----------------------------
     Total..................................................  $54,058    $77,791    $87,752
-------------------------------------------------------------------------------------------

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments approximate their related carrying values, except for the following:

                                                         2001                     2000
                                                 ---------------------    ---------------------
                                                   CARRY       FAIR         CARRY       FAIR
IN THOUSANDS                                       VALUE       VALUE        VALUE       VALUE
-----------------------------------------------------------------------------------------------
9.375% Senior Notes............................  $(175,000)  $(173,250)   $(175,000)  $(168,000)
Interest rate swaps............................         --      (3,914)          --      (1,900)
-----------------------------------------------------------------------------------------------

Fair values of the fixed rate obligations were estimated using discounted cash flow analyses. The fair value of the Company's interest rate swaps (see Note 9) were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the swap agreements.

21. SELECTED QUARTERLY FINANCIAL DATA

                                                                  (UNAUDITED)
                                                  --------------------------------------------
                                                   FIRST       SECOND      THIRD       FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA               QUARTER     QUARTER     QUARTER     QUARTER
----------------------------------------------------------------------------------------------
2001
Net sales.......................................  $215,305    $194,117    $185,854    $188,422
Gross profit....................................    61,413      53,577      47,782      47,154
Operating income................................    24,493      18,574      10,932          59
Income (loss) from continuing operations before
  taxes.........................................    12,608       9,618       2,821      (6,620)
Income from discontinued operations (net of
  tax)..........................................     2,292       1,583       2,576      41,367
Net income......................................    10,362       7,961       6,393      37,064
Diluted earnings (loss) from continuing
  operations per common share...................  $   0.19    $   0.14    $   0.09    $  (0.10)
2000
Net sales.......................................  $206,379    $206,068    $196,175    $202,556
Gross profit....................................    64,752      58,805      55,810      56,295
Operating income................................    26,839      19,685      14,792      16,475
Income from continuing operations before
  taxes.........................................    20,743       8,971       2,952       5,252
Income (loss) from discontinued operations (net
  of tax).......................................     3,134       2,282        (352)      1,129
Net income (loss)...............................    16,410       8,023      (3,529)      4,489
Diluted earnings (loss) from continuing
  operations per common share...................  $   0.32    $   0.13    $  (0.08)   $   0.08
----------------------------------------------------------------------------------------------

Results have been restated for the 2001 sale of certain locomotive assets to GE and for other businesses the Company is exiting. These businesses are classified as discontinued operations.

The Company recorded restructuring-related costs of approximately $854,000 or $0.01 in the first quarter of 2001, $1.1 million or $0.02, $1.6 million or $0.02, and $192,000 or $0.00, net of tax, per diluted share, in the second, third and fourth quarters of 2001, respectively. The Company also recorded a $2 million, or $0.05, per diluted share research and development tax credit in the third quarter of 2001. In the fourth quarter of 2001, the Company recorded a $9.3 million, or $0.14, net of tax, per diluted share charge for asset writedowns, consisting primarily of an asset impairment related to the locomotive lease fleet of $5.2 million, a writeoff of $1.8 million of an investment in Argentina and a $1.5 million writedown of a facility to its estimated realizable value, a $1.7 million, or $0.03, net of tax, per diluted share charge for severance related to a ten percent salary headcount reduction, and a $685,000, or $0.01, net of tax, per diluted share gain on the sale of unused facilities.

The Company recorded restructuring-related costs of approximately $1.9 million or $0.03 in the first quarter of 2000, $4.8 million or $0.07, $6.9 million or $0.10, and $4.5 million or $0.07, net of tax, per diluted share, in the second, third and fourth quarters of 2001, respectively. The Company also recorded a $4.4 million, or $0.07, net of tax, per diluted share gain on sale of a product line in the second quarter of 2001. In the third quarter of 2001, in conjunction with the ESOP termination, the Company incurred a $5.1 million non-cash, or $0.12 per diluted share charge, for the write-off of the related deferred tax asset. Also during the fourth quarter of 2001, the Company recorded a $2 million, or $0.03, net of tax, per diluted share charge for a legal settlement.

22. MERGER AND RESTRUCTURING
    CHARGE

In 2001, the Company completed a merger and restructuring plan with charges totaling $71 million pre-tax, with approximately $49 million of the charge expensed in 1999, $20 million in 2000 and $2 million in 2001. The plan involved the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company.

As of December 31, 2001, $3.2 million of the merger and restructuring charge was still remaining as accrued on the balance sheet. The table below identifies the significant components of the charge and reflects the accrual balance at that date.

                                            LEASE
                                         IMPAIRMENTS
                                             AND
                                            ASSET                         FACILITY
IN THOUSANDS                             WRITEDOWNS      SEVERANCE       RELOCATION    OTHER    TOTAL
------------------------------------------------------------------------------------------------------
Beginning balance, January 1, 2001...      $5,961         $    --           $ --       $296     $6,257
Amounts provided in 2001.............          --           2,942            379        402      3,723
Amounts paid in 2001.................      (3,503)         (2,417)          (379)      (529)    (6,828)
                                           -----------------------------------------------------------
Balance at December 31, 2001.........      $2,458         $   525           $ --       $169     $3,152
------------------------------------------------------------------------------------------------------

The lease impairment charges and asset writedowns are associated with the Company's closing of the plants noted, the relocation of the corporate headquarters, and the Company's evaluation of certain assets where projected cash flows from such assets over their remaining lives are estimated to be less than their carrying values. The other category represents other related costs that have been incurred and not yet paid as of December 31, 2001.

The Company began and completed a new restructuring plan for the Transit rail business in 2001. The Company estimates synergies from the plan will yield approximately $3 million of pre-tax cost savings in 2002 and beyond, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses. The restructuring plan involved operational realignment and related workforce reductions. The charges to complete the restructuring plan totaled $2 million pre-tax.

The $2 million charge included costs associated with relocating several production operations from Chicago to Montreal, including severance costs for approximately 103 employees.

23. CONTRACT UNDERBILLINGS

The Company had a long-term contract to provide maintenance and other locomotive services, which was part of the assets sold to GE. Details relative to cumulative costs incurred and revenues recognized were as follows:

                            DECEMBER 31,
                       ----------------------
IN THOUSANDS             2001         2000
---------------------------------------------
Costs incurred         $      --    $ 248,865
Estimated earnings            --       60,798
                       ----------------------
                              --      309,663
Less billings to date         --     (285,765)
                       ----------------------
     Total contract
       underbillings   $      --    $  23,898
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

                                          WESTINGHOUSE AIR BRAKE TECHNOLOGIES
                                          CORPORATION

                                          By /s/ GREGORY T. H. DAVIES
                                            ------------------------------------
                                              Gregory T. H. Davies, Chief
                                             Executive Officer
                                          Date: March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

            SIGNATURE AND TITLE                                     DATE
            -------------------                                     ----

/s/ WILLIAM E. KASSLING                                        March 26, 2002
--------------------------------------------
William E. Kassling, Chairman of the Board

/s/ GREGORY T. H. DAVIES                                       March 26, 2002
--------------------------------------------
Gregory T. H. Davies, President, Chief
Executive Officer and Director

/s/ ROBERT J. BROOKS                                           March 26, 2002
--------------------------------------------
Robert J. Brooks, Chief Financial Officer,
Chief Accounting Officer and Director

/s/ KIM G. DAVIS                                               March 26, 2002
--------------------------------------------
Kim G. Davis, Director

/s/ EMILIO A. FERNANDEZ                                        March 26, 2002
--------------------------------------------
Emilio A. Fernandez, Director

/s/ LEE B. FOSTER, II                                          March 26, 2002
--------------------------------------------
Lee B. Foster, Director

/s/ JAMES P. KELLEY                                            March 26, 2002
--------------------------------------------
James P. Kelley, Director

/s/ JAMES P. MISCOLL                                           March 26, 2002
--------------------------------------------
James P. Miscoll, Director

/s/ JAMES V. NAPIER                                            March 26, 2002
--------------------------------------------
James V. Napier, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Westinghouse Air Brake Technologies Corporation included in this Form 10-K, and have issued our report thereon dated February 18, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index in Item 14(a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 18, 2002

                                                                     SCHEDULE II

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR EACH OF THE THREE YEARS ENDED DECEMBER 31

                                      BALANCE AT      CHARGED/       CHARGED TO     DEDUCTIONS
                                     BEGINNING OF   (CREDITED) TO      OTHER           FROM        BALANCE AT
           IN THOUSANDS                 PERIOD         EXPENSE      ACCOUNTS (1)   RESERVES (2)   END OF PERIOD
---------------------------------------------------------------------------------------------------------------
2001
Warranty and overhaul reserves.....    $23,482         $19,821        $(6,658)       $21,272         $15,373
Allowance for doubtful accounts....      3,949           2,151         (1,287)         2,519           2,294
Valuation allowance-taxes..........      8,641              --             --             --           8,641
Inventory reserves.................     17,309           8,569         (3,689)         8,961          13,228
Merger and restructuring reserve...      6,257           3,723             --         (6,828)          3,152
2000
Warranty and overhaul reserves.....    $26,832         $16,352        $    --        $19,702         $23,482
Allowance for doubtful accounts....      3,983             639             --            673           3,949
Valuation allowance- taxes.........      8,641              --             --             --           8,641
Inventory reserves.................     21,543           8,261            252         12,747          17,309
Merger and restructuring reserve...      8,705           1,463             --          3,911           6,257
1999
Warranty and overhaul reserves.....    $22,985         $10,805        $ 4,813        $11,771         $26,832
Allowance for doubtful accounts....      3,530           1,409            117          1,073           3,983
Valuation allowance-taxes..........     17,204              --          7,163          1,400           8,641
Inventory reserves.................     16,862          14,480            886         10,685          21,543
Merger and restructuring reserve...         --          50,184             --         41,479           8,705
---------------------------------------------------------------------------------------------------------------

(1) Reserves of acquired/(sold) companies

(2) Actual disbursements and/or charges

                                    EXHIBITS

                                                                          FILING METHOD
            EXHIBITS                                                      -------------
     2.1    Amended and Restated Agreement and Plan of Merger, as
            amended (originally included as Annex A to the Joint Proxy
            Statement/Prospectus)                                               8
     3.1    Restated Certificate of Incorporation of the Company dated
            January 30, 1995, as amended March 30, 1995                         2
     3.3    Amended and Restated By-Laws of the Company, effective
            November 19, 1999                                                   8
     4.1    Form of Indenture between the Company and The Bank of New
            York with respect to the public offering of $100,000,000 of
            9 3/8% Senior Notes due 2005                                        2
     4.2    Form of Note (included in Exhibit 4.1)                              2
     4.3    First Supplemental Indenture dated as of March 21, 1997
            between the Company and The Bank of New York                        5
     4.4    Indenture dated as of January 12, 1999 by and between the
            Company and The Bank of New York with respect to the private offering of $75,000,000 of 9 3/8% Senior Notes due 2005,
            Series B                                                            7
     4.5    Form of Note (included in Exhibit 4.4)                              7
     10.1   MotivePower Stock Option Agreement (originally included as
            Annex B to the Joint Proxy Statement/Prospectus)                    8
     10.2   Westinghouse Air Brake Stock Option Agreement (originally
            included as Annex C to the Joint Proxy Statement/Prospectus)        8
     10.3   Voting Agreement dated as of September 26, 1999 among
            William E. Kassling, Robert J. Brooks, Harvard Private
            Capital Holdings, Inc., Vestar Equity Partners, L.P. and
            MotivePower Industries, Inc. (originally included as Annex D
            to the Joint Proxy Statement/Prospectus)                            8
     10.5   Westinghouse Air Brake Company Employee Stock Ownership Plan
            and Trust, effective January 31, 1995                               2
     10.6   ESOP Loan Agreement dated January 31, 1995 between
            Westinghouse Air Brake Company Employee Stock Ownership
            Trust ("ESOP") and the Company (Exhibits omitted)                   2
     10.7   Employee Stock Ownership Trust Agreement dated January 31,
            1995 between the Company and U.S. Trust Company of
            California, N.A.                                                    2
     10.8   Pledge Agreement dated January 31, 1995 between ESOT and the
            Company                                                             2
     10.9   Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial
            institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank,
            and The Bank of New York (Schedules and Exhibits omitted)           9
     10.10  Amended and Restated Stockholders Agreement dated as of
            March 5, 1997 among the RAC Voting Trust ("Voting Trust"),
            Vestar Equity Partners, L.P. ("Vestar Equity"), Harvard
            Private Capital Holdings, Inc. ("Harvard"), American
            Industrial Partners Capital Fund II, L.P. ("AIP") and the
            Company                                                             5
     10.11  Common Stock Registration Rights Agreement dated as of
            January 31, 1995 among the Company, Scandinavian Incentive
            Holding B.V. ("SIH"), Voting Trust, Vestar Equity, Pulse
            Electronics, Inc., Pulse Embedded Computer Systems, Inc.,
            the Pulse Shareholders and ESOT (Schedules and Exhibits
            omitted)                                                            2
     10.12  Indemnification Agreement dated January 31, 1995 between the
            Company and the Voting Trust Trustees                               2

                                                                          FILING METHOD
            EXHIBITS                                                      -------------
     10.13  Agreement of Sale and Purchase of the North American
            Operations of the Railway Products Group, an operating
            division of American Standard Inc., dated as of 1990 between
            Rail Acquisition Corp. and American Standard Inc. (only
            provisions on indemnification are reproduced)                       2
     10.14  Letter Agreement (undated) between the Company and American
            Standard Inc. on environmental costs and sharing                    2
     10.15  Purchase Agreement dated as of June 17, 1992 among the
            Company, Schuller International, Inc., Manville Corporation
            and European Overseas Corporation (only provisions on
            indemnification are reproduced)                                     2
     10.16  Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse
            Electronics, Inc., Pulse Embedded Computer Systems, Inc. and
            the Pulse Shareholders (Schedules and Exhibits omitted)             2
     10.17  License Agreement dated as of December 31, 1993 between SAB
            WABCO Holdings B.V. and the Company                                 2
     10.18  Letter Agreement dated as of January 19, 1995 between the
            Company and Vestar Capital Partners, Inc.                           2
     10.19  Westinghouse Air Brake Company 1995 Stock Incentive Plan, as
            amended                                                             7
     10.20  Westinghouse Air Brake Company 1995 Non-Employee Directors'
            Fee and Stock Option Plan, as amended                               9
     10.21  Employment Agreement between William E. Kassling and the
            Company                                                             2
     10.22  Letter Agreement dated as of January 1, 1995 between the
            Company and Vestar Capital Partners, Inc.                           2
     10.23  Form of Indemnification Agreement between the Company and
            Authorized Representatives                                          2
     10.24  Share Purchase Agreement between Futuris Corporation Limited
            and the Company (Exhibits omitted)                                  2
     10.25  Purchase Agreement dated as of September 19, 1996 by and among Mark IV Industries, Inc., Mark IV PLC, and W&P Holding
            Corp. (Exhibits and Schedules omitted) (Originally filed as
            Exhibit No. 2.01)                                                   3
     10.26  Purchase Agreement dated as of September 19,1996 by and among Mark IV Industries Limited and Westinghouse Railway
            Holdings (Canada) Inc. (Exhibits and Schedules omitted)
            (Originally filed as Exhibit No. 2.02)                              3
     10.27  Amendment No. 1 to Amended and Restated Stockholders
            Agreement dated as of March 5, 1997 among the Voting Trust,
            Vestar, Harvard, AIP and the Company                                5
     10.28  Common Stock Registration Rights Agreement dated as of March
            5, 1997 among the Company, Harvard, AIP and the Voting Trust        5
     10.29  1998 Employee Stock Purchase Plan                                   7
     10.30  Sale Agreement dated as of August 7, 1998 by and between
            Rockwell Collins, Inc. and the Company (Schedules and
            Exhibits omitted) (Originally filed as Exhibit No. 2.01)            6
     10.31  Amendment No. 1 dated as of October 5, 1998 to Sale
            Agreement dated as of August 7, 1998 by and between Rockwell
            Collins, Inc. and the Company (Originally filed as Exhibit
            No. 2.02)                                                           6
     10.32  Westinghouse Air Brake Technologies Corporation 2000 Stock
            Incentive Plan                                                     10

                                                                          FILING METHOD
            EXHIBITS                                                      -------------
     10.33  Amendment No. 1, dated as of November 16, 2000, by and among the Company and the Guarantors from Time to Time Party
            Thereto, and the Banks From Time to Time Party Thereto, and
            ABN AMRO Bank N.V. as bookrunner and co-syndication agent,
            The Bank of New York, as co-syndication agent, Mellon Bank,
            N.A., as documentation agent, and The Chase Manhattan Bank
            USA, N.A., (successor in interest to Chase Manhattan Bank
            Delaware), as an issuing bank, to the Amended and Restated
            Refinancing Credit Agreement, dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO
            Bank N.V., The Chase Manhattan Bank, and The Bank of New
            York which was filed as Exhibit 10.9 to the Company's Annual
            Report on Form 10-K for the period ended December 31, 1999
            (Exhibits omitted)                                                 11
     10.34  Amendment No. 2, dated as of March 30, 2001, by and among the Company and the Guarantors from Time to Time Party
            Thereto, and the Banks From Time to Time Party Thereto, and
            ABN AMRO Bank N.V. as bookrunner and co-syndication agent,
            The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A.,
            (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing
            Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO
            Bank N.V., The Chase Manhattan Bank, and The Bank of New
            York which was filed as Exhibit 10.9 to the Company's Annual
            Report on Form 10-K for the period ended December 31, 1999
            (Exhibits omitted)                                                  1
     10.35  Amendment No. 3, dated as of July 18, 2001, by and among the
            Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle
            Bank National Association and ABN AMRO Bank N.V. as
            bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, The Chase Manhattan Bank as
            administrative agent, Mellon Bank, N.A., as documentation
            agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing
            bank, to the Amended and Restated Refinancing Credit
            Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank
            N.V., The Chase Manhattan Bank, and The Bank of New York
            which was filed as Exhibit 10.9 to the Company's Annual
            Report on Form 10-K for the period ended December 31, 1999
            (Exhibits omitted)                                                  1
     10.36  Amendment No. 4, dated as of September 17, 2001, by and among the Company and the Guarantors from Time to Time Party
            Thereto, and the Banks From Time to Time Party Thereto, and
            LaSalle Bank National Association as bookrunner and
            co-syndication agent, The Chase Manhattan Bank as
            administrative agent, The Bank of New York, as
            co-syndication agent, Mellon Bank, N.A., as documentation
            agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing
            bank, to the Amended and Restated Refinancing Credit
            Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, LaSalle Bank
            National Association, The Chase Manhattan Bank, and The Bank
            of New York which was filed as Exhibit 10.9 to the Company's
            Annual Report on Form 10-K for the period ended December 31,
            1999 (Exhibits omitted)                                             1

                                                                          FILING METHOD
            EXHIBITS                                                      -------------
     10.37  Amendment No. 5, dated as of November 14, 2001, by and among the Company and the Guarantors from Time to Time Party
            Thereto, and the Banks From Time to Time Party Thereto, and
            LaSalle Bank National Association as bookrunner and
            co-syndication agent, JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as administrative agent, The
            Bank of New York, as co-syndication agent, Mellon Bank,
            N.A., as documentation agent, and The Chase Manhattan Bank
            USA, N.A., (successor in interest to Chase Manhattan Bank
            Delaware), as an issuing bank, to the Amended and Restated
            Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial
            institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period
            ended December 31, 1999 (Exhibits omitted)                          1
     10.38  Asset Purchase Agreement, by and between General Electric
            Company, through its GE Transportation Systems business and
            Westinghouse Air Brake Technologies Corporation, dated as of
            July 24, 2001                                                      12
     21     List of subsidiaries of the Company                                 1
     23     Consent of Arthur Andersen LLP                                      1
     99     Annual Report on Form 11-K for the year ended December 31,
            2000 of the Westinghouse Air Brake Company Employee Stock
            Ownership Plan and Trust                                           11
     99.1   Annual Report on Form 11-K for the year ended December 31,
            2001 of the Westinghouse Air Brake Company Employee Stock
            Ownership Plan and Trust                                            1
     99.2   Annual Report on Form 11-K for the year ended December 31,
            2001 of the Westinghouse Air Brake Company Savings Plan             1
     99.3   Arthur Andersen LLP Quality Control Letter                          1

  FILING METHOD
  -------------
        1           Filed herewith.
        2           Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-90866).
        3           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 3, 1996.
        4           Filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-39159).
        5           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1997.
        6           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 5, 1998.
        7           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1998.
        8           Filed as part of the Company's Registration Statement on
                    Form S-4 (No. 333-88903).
        9           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1999.
        10          Filed as an exhibit to the Company's Quarterly Report on
                    Form 10-Q for the period ended June 30, 2000.
        11          Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 2000.
        12          Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated November 13, 2001.