Form 10-Q
period 2002-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2002-05-14
CIK 943452

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

                  For the quarterly period ended MARCH 31, 2002

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes No .


     As of May 10, 2002, 43,311,569 shares of Common Stock of the registrant were issued and outstanding.


================================================================================

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                            MARCH 31, 2002 FORM 10-Q

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
           Condensed Consolidated Balance Sheets as of March 31, 2002
              and December 31, 2001                                         3
           Condensed Consolidated Statements of Operations for the
              three months ended March 31, 2002 and 2001                    4
           Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 2002 and 2001                    5
           Notes to Condensed Consolidated Financial Statements             6

Item 2. Management's Discussion and Analysis of Financial Position and
           Results of Operations                                           11

Item 3. Quantitative and Qualitative Disclosures about Market Risk         13

        PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  14

Item 6. Exhibits and Reports on Form 8-K                                   14

        Signatures                                                         15

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                     UNAUDITED
                                                                                                      MARCH 31        DECEMBER 31
In thousands, except shares and par value                                                               2002              2001
---------------------------------------------------------------------------------------------------------------------------------
                                           ASSETS
CURRENT ASSETS
Cash                                                                                                 $  27,544         $  53,949
Accounts receivable                                                                                    104,480           106,527
Inventories                                                                                            105,306           104,930
Other current assets                                                                                    30,722            30,288
                                                                                                     ---------         ---------
     Total current assets                                                                              268,052           295,694
Property, plant and equipment                                                                          319,849           318,188
Accumulated depreciation                                                                              (154,933)         (150,493)
                                                                                                     ---------         ---------
     Property, plant and equipment, net                                                                164,916           167,695
OTHER ASSETS
Goodwill, net                                                                                          198,655           197,991
Other intangibles, net                                                                                  44,031            45,145
Other noncurrent assets                                                                                 20,786            23,427
                                                                                                     ---------         ---------
     Total other assets                                                                                263,472           266,563
                                                                                                     ---------         ---------
          Total Assets                                                                               $ 696,440         $ 729,952
                                                                                                     =========         =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                                    $     788         $     782
Accounts payable                                                                                        73,880            75,150
Accrued merger and restructuring costs                                                                   2,112             3,152
Customer deposits                                                                                       11,393            10,314
Accrued income taxes                                                                                    14,958            43,741
Other accrued liabilities                                                                               49,318            53,082
                                                                                                     ---------         ---------
     Total current liabilities                                                                         152,449           186,221
Long-term debt                                                                                         240,697           241,088
Reserve for postretirement and pension benefits                                                         27,856            27,544
Other long-term liabilities                                                                             26,308            29,828
                                                                                                     ---------         ---------
     Total liabilities                                                                                 447,310           484,681
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized: 65,447,867 shares issued and
  43,294,294 and 43,152,546 outstanding at March 31, 2002 and December 31, 2001, respectively              654               654
Additional paid-in capital                                                                             272,423           272,674
Treasury stock, at cost, 22,153,574 and 22,295,322 shares, respectively                               (275,448)         (277,489)
Retained earnings                                                                                      280,372           278,569
Deferred compensation                                                                                      278               538
Accumulated other comprehensive income (loss)                                                          (29,149)          (29,675)
                                                                                                     ---------         ---------
     Total shareholders' equity                                                                        249,130           245,271
                                                                                                     ---------         ---------
          Total Liabilities and Shareholders' Equity                                                 $ 696,440         $ 729,952
                                                                                                     =========         =========





        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              UNAUDITED
                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
In thousands, except per share data                                    2002                2001
-------------------------------------------------------------------------------------------------
Net sales                                                           $ 177,325           $ 215,305
Cost of sales                                                        (132,545)           (153,892)
                                                                    ---------           ---------
     Gross profit                                                      44,780              61,413

Selling, general and administrative expenses                          (24,723)            (24,232)
Restructuring charges                                                    --                  (854)
Engineering expenses                                                   (8,105)             (8,508)
Amortization expense                                                   (1,485)             (3,326)
                                                                    ---------           ---------
     Total operating expenses                                         (34,313)            (36,920)

     Income from operations                                            10,467              24,493

Other income and expenses
   Interest expense                                                    (5,310)            (10,789)
   Other expense, net                                                  (1,113)             (1,096)
                                                                    ---------           ---------
     Income from continuing operations before income taxes              4,044              12,608

Income tax expense                                                     (1,415)             (4,539)
                                                                    ---------           ---------

Income from continuing operations                                       2,629               8,069

Discontinued operations, net of tax
   Income from discontinued operations                                    124               2,292
   Loss on sale of discontinued operations                               (529)               --
                                                                    ---------           ---------
Total discontinued operations                                            (405)              2,292
                                                                    ---------           ---------

Net income                                                          $   2,224           $  10,361
                                                                    =========           =========

EARNINGS PER COMMON SHARE

     Basic
       Income from continuing operations                            $    0.06           $    0.19
       Income (loss) from discontinued operations                       (0.01)               0.05
                                                                    ---------           ---------
       Net income                                                   $    0.05           $    0.24
                                                                    =========           =========

     Diluted
       Income from continuing operations                            $    0.06           $    0.19
       Income (loss) from discontinued operations                       (0.01)               0.05
                                                                    ---------           ---------
       Net income                                                   $    0.05           $    0.24
                                                                    =========           =========

      Weighted average shares outstanding
        Basic                                                          43,198              42,884
        Diluted                                                        43,512              43,144
                                                                    ---------           ---------



        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    UNAUDITED
                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31
In thousands                                                                                  2002               2001
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                  $  2,224           $ 10,361
Adjustments to reconcile net income to net cash (used for) provided by operations:
     Depreciation and amortization                                                             6,558              8,261
     Discontinued operations, net of tax                                                         405             (2,292)


     Other, primarily non-cash restructuring related charges                                    --                  160
     Discontinued operations                                                                     131              1,299
     Changes in operating assets and liabilities, net
        of acquisition and disposition of product line
         Accounts receivable                                                                   1,516              3,816
         Inventories                                                                            (162)             1,695
         Accounts payable                                                                        370             (4,926)
         Accrued income taxes                                                                (28,724)             9,324
         Accrued liabilities and customer deposits                                            (3,365)             8,165
         Other assets and liabilities                                                         (2,831)             3,702
                                                                                            --------           --------
              Net cash (used for) provided by operating activities                           (23,878)            39,565

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                                           (2,574)            (4,432)
     Cash received from disposition of discontinued operations                                 1,400               --
     Cash received from disposition of product line                                             --                  500
     Cash paid for acquisition of product line                                                (1,654)              --
     Discontinued operations                                                                      (4)              (556)
                                                                                            --------           --------
              Net cash used for investing activities                                          (2,832)            (4,488)

FINANCING ACTIVITIES
     Repayments of credit agreement                                                             --              (32,000)
     Repayments of other borrowings                                                             (411)              (218)
     Purchase of treasury stock                                                                 --                 (232)
     Proceeds from the issuance of treasury stock from stock options and other
     benefit plans                                                                             1,530                802
     Cash dividends                                                                             (421)              (420)
                                                                                            --------           --------
              Net cash provided by (used for) financing activities                               698            (32,068)

Effect of changes in currency exchange rates                                                    (393)            (1,130)
                                                                                            --------           --------
     (Decrease) increase in cash                                                             (26,405)             1,879
         Cash, beginning of year                                                              53,949              6,071
                                                                                            --------           --------
         Cash, end of period                                                                $ 27,544           $  7,950
                                                                                            ========           ========


        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 (UNAUDITED)



1. BUSINESS

Westinghouse Air Brake Technologies Corporation (the "Company", "Wabtec") is one of North America's largest manufacturers of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. Our major products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers. Our major product offerings include electronic controls and monitors, air brakes, cooling equipment, switcher and commuter locomotives, couplers, door controls, draft gears and brake shoes. The Company aggressively pursues technological advances with respect to both new product development and product enhancements.

The Company has two reporting segments: Freight Group and Transit Group. Although approximately 52% of the Company's sales are to the aftermarket, a significant portion of the Freight Group's operations and revenue base is generally dependent on the capital replacement cycles of the large North American-based railroad companies for locomotives and freight cars. The Transit Group's operations are dependent on the budgeting and expenditure appropriation process of federal, state and local governmental units for mass transit needs established by public policy.

2. ACCOUNTING POLICIES

BASIS OF PRESENTATION The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission and include the accounts of Wabtec and its majority owned subsidiaries. These condensed interim financial statements do not include all of the information and footnotes required for complete financial statements. In management's opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified, where necessary, to conform to the current period presentation.

The Company operates on a four-four-five week accounting quarter, and accordingly, the quarters end on or about March 31, June 30, September 30 and December 31.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec's Annual Report on Form 10-K for the year ended December 31, 2001.

REVENUE RECOGNITION Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." Wabtec recognizes revenue upon the passage of title, ownership and risk of loss to the customer.

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

FINANCIAL DERIVATIVES AND HEDGES ACTIVITY The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, and as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. In the application, the Company has concluded its interest rate swap contracts qualify for "special cash flow hedge accounting" which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet while creating some volatility in future earnings, due to market sensitivity and ineffectiveness in offsetting changes in interest rates of the Company's variable rate borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under its provisions, all tangible long-lived assets, whether to be held and used or to be disposed of by sale or other means, will be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company early adopted SFAS 144 in the third quarter of 2001.

OTHER COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized losses on derivatives designated and qualified as cash flow hedges and pension related adjustments. Total comprehensive income (loss) for the three months ended March 31 was:

                                            THREE MONTHS ENDED
                                                  MARCH 31
In thousands                                 2002         2001
--------------------------------------------------------------
Net Income                                $ 2,224     $ 10,361
Foreign Currency Translation                   (3)      (5,164)
Unrealized gain/(loss) on hedges, net
of tax                                        529       (2,821)
                                        ----------------------
Total Comprehensive Income                 $2,750      $ 2,376
--------------------------------------------------------------

The components of accumulated other comprehensive income (loss) consisted of the following at March 31, 2002 and December 31, 2001 were:

                                       MARCH 31      DECEMBER 31
In thousands                              2002              2001
----------------------------------------------------------------
Foreign currency translation          $(20,655)         $(20,652)
Unrealized loss on hedges, net of
tax                                     (2,015)           (2,544)
Additional minimum pension
liability, net of tax                   (6,479)           (6,479)
                                     ---------------------------
Total Comprehensive Loss              $(29,149)         $(29,675)
----------------------------------------------------------------

3. DISCONTINUED OPERATIONS

On November 1, 2001, the Company completed the sale of certain assets to GE Transportation Systems (GETS) for $240 million in cash, subject to adjustment for the finalization of the value of the net assets sold. The assets sold primarily include locomotive aftermarket products and services for which Wabtec is not the original equipment manufacturer.

In accordance with SFAS 144, the operating results of these businesses, along with other small non-core businesses that the Company decided to exit in the fourth quarter of 2001, have been classified as discontinued operations for all years presented and are summarized as of March 31, as follows:

                                             THREE MONTHS ENDED
                                                  MARCH 31
In thousands                                   2002        2001
----------------------------------------------------------------
Net sales                                     $4,339     $51,240
Income before income taxes                       191       3,582
Income tax expense                                67       1,290
                                            --------------------
Income from discontinued operations             $124      $2,292
----------------------------------------------------------------

4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

                                      MARCH 31       DECEMBER 31
In thousands                              2002              2001
----------------------------------------------------------------
Raw materials                          $61,226           $60,013
Work-in-process                         33,859            34,265
Finished goods                          10,221            10,652
                                     ---------------------------
    Total inventory                   $105,306          $104,930
----------------------------------------------------------------

5. INTANGIBLES

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. While the Company has not completed the assessment process, it does anticipate that the process will result in an impairment recognition. We anticipate completing the Phase I analysis by the end of May.

Intangible assets of the Company, other than goodwill, consist of the following:

                                                 MARCH 31   DECEMBER 31
In thousands                                         2002          2001
-----------------------------------------------------------------------
Patents, tradenames/trademarks and other,
net of accumulated amortization
 of $41,345 and $40,571 (3-40 years)              $38,071       $38,845
Covenants not to compete, net of
accumulated amortization of $15,666 and
$15,326 (5 years)                                   2,487         2,827
Intangible pension asset                            3,473         3,473
                                                  ---------------------
                 Total                            $44,031       $45,145
-----------------------------------------------------------------------

Amortization expense for intangible assets was $1.5 million for the three months ended March 31, 2002. Estimated amortization expense for the remainder of 2002 and the five succeeding years are as follows (in thousands):

     2002 (remainder)               $4,152
     2003                            5,239
     2004                            3,903
     2005                            2,962
     2006                            2,297
     2007                            2,084

The changes in the carrying amount of goodwill by segment for the quarter ended March 31, 2002 are as follows:

                                  FREIGHT    TRANSIT
In thousands                        GROUP      GROUP       TOTAL
-----------------------------------------------------------------
Balance at December 31, 2001     $174,288    $23,703    $197,991
Goodwill acquired                     664         -          664
                                ---------------------------------
Balance at March 31, 2002        $174,952    $23,703    $198,655
-----------------------------------------------------------------

Actual results of operations for the three months ended March 31, 2002 and pro forma results of operations for the three months ended March 31, 2001 had we applied the non-amortization provisions of SFAS No. 142 in these periods are as follows:

                                               THREE MONTHS ENDED
                                                    MARCH 31
In thousands, except per share amounts          2002        2001
-----------------------------------------------------------------
Reported net income                           $2,224     $10,361
Add:  goodwill amortization, net of tax            -       1,081
                                            ---------------------
Adjusted net income                           $2,224     $11,442

Basic earnings per share
    Reported net income                        $0.05       $0.24
    Goodwill amortization                       -           0.03
                                            ---------------------
    Adjusted net income                        $0.05       $0.27

Diluted earnings per share
    Reported net income                        $0.05       $0.24
    Goodwill amortization                       -           0.03
                                            ---------------------
    Adjusted net income                        $0.05       $0.27
-----------------------------------------------------------------

6. EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                             THREE MONTHS ENDED
                                                   MARCH 31
In thousands, except per share                 2002        2001
-----------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income applicable to common
   shareholders                               $2,224     $10,361
Divided by
   Weighted average shares
     outstanding                              43,198      42,884
Basic earnings per share                       $0.05       $0.24
-----------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income applicable to common
   shareholders                               $2,224     $10,361
Divided by sum of the
   Weighted average shares
     outstanding                              43,198      42,884
   Conversion of dilutive stock
     options                                     314         260
                                            ---------------------
   Diluted shares outstanding                 43,512      43,144
Diluted earnings per share                     $0.05       $0.24
-----------------------------------------------------------------

7. COMMITMENTS AND CONTINGENCIES

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

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2001. During the first quarter, there were no material changes to the information described in Note 18 therein.

Also, as described in Note 18 of the Form 10-K, the Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Boise Locomotive Company facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for the amount of hazardous constituents. At March 31, 2002, the Company has accrued $997,000 representing the estimated remaining costs for remediation. The Company was in compliance with the Permit at March 31, 2002.

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

TRANSIT GROUP consists of products for passenger transit vehicles (typically subways, commuter rail and buses) that include braking and monitoring systems, climate control and door equipment that are engineered to meet individual customer specifications. Revenues are derived from OEM and aftermarket sales as well as from repairs and services.

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


Segment financial information for the three months ended March 31, 2002 is as follows:

                                                               FREIGHT       TRANSIT      CORPORATE
In thousands                                                    GROUP         GROUP       ACTIVITIES   RESTRUCTURING     TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                   $108,607       $68,718             -             -       $177,325
Intersegment sales/(elimination)                                 2,896           107        (3,003)            -              -
                                                            --------------------------------------------------------------------
   Total sales                                                $111,503       $68,825      $ (3,003)            -       $177,325
                                                            ====================================================================
Income from operations                                        $  9,859       $ 5,849      $ (5,241)            -       $ 10,467
Interest expense and other                                           -             -        (6,423)            -         (6,423)
                                                            --------------------------------------------------------------------
   Income before income taxes                                 $  9,859       $ 5,849      $(11,664)            -       $  4,044
                                                            ====================================================================


Segment financial information for the three months ended March 31, 2001 is as follows:

                                                               FREIGHT       TRANSIT      CORPORATE
In thousands                                                    GROUP         GROUP       ACTIVITIES   RESTRUCTURING     TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                   $139,595       $75,710             -             -       $215,305
Intersegment sales/(elimination)                                 3,255           151        (3,406)            -              -
                                                            --------------------------------------------------------------------
   Total sales                                                $142,850       $75,861       $(3,406)            -       $215,305
                                                            ====================================================================
Income from operations                                         $22,528        $7,743       $(4,924)        $(854)       $24,493
Interest expense and other                                           -             -       (11,885)            -        (11,885)
                                                            --------------------------------------------------------------------
   Income before income taxes                                  $22,528        $7,743      $(16,809)        $(854)       $12,608
                                                            ====================================================================


9. RESTRUCTURING CHARGES

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

As of March 31, 2002, $2.1 million of the merger and restructuring charge was still remaining as accrued on the balance sheet. The table below identifies the significant components of the charge and reflects the accrual balance at that date.

                                                                      LEASE
                                                                   IMPAIRMENTS
                                                                       AND
                                                                      ASSET
In thousands                                                        WRITEDOWNS        SEVERANCE       OTHER      TOTAL
----------------------------------------------------------------------------------------------------------------------
Beginning balance, January 1, 2002                                    $2,458             $525          $169     $3,152
Amounts paid                                                            (515)            (525)            -     (1,040)
                                                                ------------------------------------------------------
Balance at March 31, 2002                                             $1,943               $-          $169     $2,112
----------------------------------------------------------------------------------------------------------------------

The lease impairment charges and asset writedowns are associated with the Company's closing of several plants, the relocation of the corporate headquarters, and the Company's evaluation of certain assets where projected cash flows from such assets over their remaining lives are estimated to be less than their carrying values. The other category represents other related costs that have been incurred and not yet paid as of March 31, 2002.

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

The $2 million charge included costs associated with relocating several production operations from Chicago to Montreal.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation's Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 2001 Annual Report on Form 10-K.


OVERVIEW

In November 2001, Wabtec sold certain assets to GE Transportation Systems (GETS) for $240 million in cash. The assets sold primarily include locomotive aftermarket products and services for which Wabtec is not the original equipment manufacturer. The results for these businesses, along with other small non-core businesses that the Company has decided to exit, are classified as discontinued operations throughout this report. Prior period results were restated for the discontinued operations format.

Net income for the first three months of 2002 was $2.2 million, or $0.05 per diluted share, as compared to $10.4 million, or $0.24 per diluted share in the same period in 2001. The results for the first three months of 2002 included a $405,000 net of tax loss from discontinued operations, while 2001 included $2.3 million net of tax of income from discontinued operations and an $854,000 restructuring-related charge. Without the effect of the aforementioned items, net income from continuing operations for the first three months of 2002 and 2001 would have been $2.6 million or $0.06 per diluted share and $8.6 million or $0.20 per diluted share. Net sales of continuing operations decreased to $177.3 million in the first three months of 2002 as compared to $215.3 million in the same period in 2001. Operating margins of continuing operations for the first three months of 2002 decreased to 5.9% as compared to 11.4% in the same period in 2001. The drop in net income was essentially volume and mix related.

                FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001


The following table sets forth the Company's net sales by business segment:

                                           THREE MONTHS ENDED
                                                MARCH 31
                                     --------------------------
In thousands                                2002          2001
---------------------------------------------------------------
Freight Group                           $108,607      $139,595
Transit Group                             68,718        75,710
                                     --------------------------
     Net sales                          $177,325      $215,305
---------------------------------------------------------------

Net sales for the first quarter of 2002 decreased $38 million, or 17.6%, to $177.3 million as compared to the prior year period. Both the Freight Group and Transit Group had lower sales. The Freight Group's decreased sales reflected lower sales of components for new freight cars. In the quarter, industry deliveries of new freight cars decreased to 3,855 units as compared to 11,070 in the same period in 2001. The Transit Group's decreased sales were primarily due to lower sales of doors for buses and air conditioning units for rail transit vehicles.

Gross profit decreased to $44.8 million in the first quarter of 2002 compared to $61.4 million in the same period of 2001. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 25.3% compared to 28.5% in the same period of 2001. (Gross profit was 25% in the fourth quarter of 2001.) The decrease in gross profit is primarily attributed to the decrease in sales volumes, an unfavorable product mix and pricing pressures, along with increased warranty costs.

After excluding goodwill amortization (due to the required adoption of Financial Accounting Standard 142, goodwill is no longer amortized) of $1.7 million and restructuring charges of $854,000 in the first quarter of 2001, operating expenses were virtually unchanged in the first quarter of 2002 as compared to the same period of 2001.

Operating income totaled $4 million (or 2.3% of sales) in the first quarter of 2002 compared with $12.6 million (or 5.9% of sales) in the same period in 2001. Lower operating income resulted from $38 million less in sales volumes and overall changes to product mix. (See Note 8 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Interest expense decreased 50.8% in the first quarter of 2002 as compared to the prior year quarter primarily due to a substantial decrease in debt.

Other expense includes approximately $373,000 recorded in the first quarter of 2002 representing a foreign exchange loss as compared to a $105,000 foreign exchange loss in the prior year period.

The effective income tax rate dropped from 36% in the first quarter of 2001 to 35% in the first quarter of 2002.

In March 2002, the Company completed the planned disposal of its Lokring product line for $1.4 million in cash and a note receivable.

In January 2002, the Company acquired the 49% of Pioneer Friction Products that it did not already own for $1.7 million in cash.

In March 2001, the Company disposed of its Vapor Power product line for $0.5 million in cash and a note receivable.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's credit facility with a consortium of commercial banks ("credit agreement"). The following is a summary of selected cash flow information and other relevant data.

                                          THREE MONTHS ENDED
                                              MARCH 31
                                      -------------------------
In thousands                               2002        2001
---------------------------------------------------------------
Cash provided (used) by:
  Operating activities:
     Income taxes                      $(28,724)     $9,324
     Other operating activities           4,846      30,241
  Investing activities                   (2,832)     (4,488)
  Financing activities                      698     (32,068)
Earnings before interest, taxes,
   depreciation and amortization
   (EBITDA)                              17,025      32,754

Operating cash flow in the first three months of 2002 was a use of $23.9 million compared to cash provided of $39.6 million in the same period a year ago. Planned income tax payments of approximately $30 million due primarily to the fourth quarter 2001 net gain from the sale of certain businesses to GETS were the primary use of cash for the first quarter of 2002.

Cash used for investing activities was only $2.8 million in the first three months of 2002 as compared to $4.5 million a year ago. In the first three months of 2002, cash received from the sale of a product line was $1.4 million, compared to $500,000 in the first three months of 2001. In the first three months of 2002, $1.7 million was paid for the portion of a business that the Company did not already own. Capital expenditures in the first three months of 2002 were $3.1 million compared to $5.3 million in the same period a year ago. The majority of capital expenditures for these periods relates to upgrades to existing equipment and replacement of existing equipment to improve the overall cost savings through efficiencies.

Cash provided by financing activities was $698,000 in the first three months of 2002 versus cash used of $32.1 million in the same period a year ago. In the first three months of 2002, the Company reduced long-term debt by approximately $411,000 in the first three months of 2002 compared to $32.2 million in the same period a year ago.

The following table sets forth the Company's outstanding indebtedness at March 31, 2002. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

                                          MARCH 30   DECEMBER 31
In thousands                                  2002          2001
-----------------------------------------------------------------
Revolving credit agreement                $ 60,000      $ 60,000
9.375% Senior notes due 2005               175,000       175,000
5.5% Industrial revenue bond due 2008        5,398         5,556
Other                                        1,087         1,314
                                        -------------------------
     Total                                $241,485      $241,870
     Less-current portion                      788           782
                                        -------------------------
     Long-term portion                    $240,697      $241,088
-----------------------------------------------------------------

Credit Agreement

The company currently has an unsecured credit agreement that provides a $275 million five-year revolving credit facility expiring in 2004 and a 364-day $100 million convertible revolving credit facility through 2004 which is to be reconfirmed in November 2002. At March 31, 2002, the Company had available borrowing capacity, net of letters of credit, of approximately $289 million.

9 3/8% Senior Notes Due June 2005

In June 1995, the Company issued $100 million of 9.375% Senior Notes due in 2005 (the "1995 Notes"). In January 1999, the Company issued an additional $75 million of 9.375% Senior Notes which are due in 2005 (the "1999 Notes"; the 1995 Notes and the 1999 Notes are collectively, the "Notes"). The 1999 Notes were issued at a premium resulting in an effective rate of 8.5%. The terms of the 1995 Notes and the 1999 Notes are substantially the same, and the 1995 Notes and the 1999 Notes were issued pursuant to indentures that are substantially the same. The Company can redeem the Senior Notes at par (face) beginning in June 2002.

Principal repayments of outstanding loan balances are due at various intervals until maturity, with 2004 as the primary repayment date.

The Company believes, based on current levels of operations and forecasted earnings, that cash flow and liquidity will be sufficient to fund its working capital and capital equipment needs as well as meeting the debt service requirements. If the Company's sources of funds were to fail to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place.

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

RECENT ACCOUNTING PRONOUNCEMENTS The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. While the Company has not completed the assessment process, it does anticipate that the process will result in an impairment recognition. We anticipate completing the Phase I analysis by the end of May.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. After considering the effects of interest rate swaps, further described below, the Company's variable-rate debt represents 1% of total long-term debt at March 31, 2002. The variable portion is so low because management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases. At March 31, 2002, an instantaneous 100 basis point increase in interest rates would have minimal impact on the Company's annual earnings, assuming no additional intervention strategies by management.

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

FOREIGN CURRENCY EXCHANGE RISK

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of March 31, 2002, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first three months of 2002, approximately 75% of Wabtec's net sales are in the United States, 7% in Canada, 2% in Mexico, and 16% in other international locations, primarily Europe. At March 31, 2002, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

There have been no material changes to report regarding the Company's commitments and contingencies as described in Note 18 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 2001.

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

                                Date:   May 13, 2002