Form 10-K/A
period 2001-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2002-07-02
CIK 943452

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K (A)

         [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
                                       Or

         [   ]    Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

            For the transition period from            to

                         Commission file number 1-13782

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                          25-1615902
   (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                          Identification No.)

      1001 AIR BRAKE AVENUE
  WILMERDING, PENNSYLVANIA 15148                          (412) 825-1000
 (Address of principal executive                 (Registrant's telephone number)
   offices, including zip code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            Title of Class                  Name of Exchange on which registered
            --------------                  ------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         As of March 27, 2002, 43,288,935 shares of Common Stock of the registrant were issued and outstanding. The registrant estimates that as of this date, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $488.4 million based on the closing price on the New York Stock Exchange for such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 22, 2002 are incorporated by reference into Part III of this Form 10-K.

===============================================================================

                                   SIGNATURES

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2001 as set forth in the pages attached hereto:

         Item             Exhibits

         Exhibit 99.1 Annual Report on Form 11-K for the year ended December 31, 2001 of the Westinghouse Air Brake Company Employee Stock Ownership Plan and Trust

         Exhibit 99.2 Annual Report on Form 11-K for the year ended December 31, 2001 of the Westinghouse Air Brake Company Savings Plan

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                                By /s/  GREGORY T. H. DAVIES
                                   --------------------------------------------
                                   Gregory T. H. Davies, Chief Executive Officer


                                Date:  June 29, 2002

                                    EXHIBITS


Exhibit                                                            Sequentially
Number                                                             Numbered Page
------                                                             -------------

 99.1      Annual Report on Form 11-K for the year ended
           December 31, 2001 of the Westinghouse Air Brake
           Company Employee Stock Ownership Plan and Trust               4

 99.2      Annual Report on Form 11-K for the year ended
           December 31, 2001 of the Westinghouse Air Brake
           Company Savings Plan                                         21