Form 10-Q
period 2002-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2002-08-14
CIK 943452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

                                       Or

| |    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                              from ______ to ______

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No | |.

      As of August 13, 2002, 43,363,305 shares of Common Stock of the registrant were issued and outstanding.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                             JUNE 30, 2002 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
              Condensed Consolidated Balance Sheets as of June 30, 2002 and December
                 31, 2001                                                                    3
              Condensed Consolidated Statements of Operations for the three and six
                 months ended June 30, 2002 and 2001                                         4
              Condensed Consolidated Statements of Cash Flows for the six months
                 ended June 30, 2002 and 2001                                                5
              Notes to Condensed Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Position and Results of
              Operations                                                                    12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                        15

          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                 15

Item 4.   Submission of Matters to a Vote of Security Holders                               15

Item 6.   Exhibits and Reports on Form 8-K                                                  16

          Signatures                                                                        17

          Certification                                                                     18

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         UNAUDITED
                                                                                          JUNE 30    DECEMBER 31
In thousands, except shares and par value                                                   2002         2001
                                                                                         ---------   ----------
                                     ASSETS
        CURRENT ASSETS
        Cash                                                                             $  38,228    $  53,949
        Accounts receivable                                                                107,982      106,527
        Inventories                                                                        100,269      104,930
        Other current assets                                                                31,378       30,288
                                                                                         ---------    ---------
             Total current assets                                                          277,857      295,694
        Property, plant and equipment                                                      324,029      318,188
        Accumulated depreciation                                                          (159,619)    (150,493)
                                                                                         ---------    ---------
             Property, plant and equipment, net                                            164,410      167,695
        OTHER ASSETS
        Goodwill, net                                                                      198,655      197,991
        Other intangibles, net                                                              43,034       45,145
        Other noncurrent assets                                                             21,272       23,427
                                                                                         ---------    ---------
             Total other assets                                                            262,961      266,563
                                                                                         ---------    ---------
                    Total Assets                                                         $ 705,228    $ 729,952
                                                                                         =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
        CURRENT LIABILITIES
        Current portion of long-term debt                                                $     807    $     782
        Accounts payable                                                                    74,620       75,150
        Customer deposits                                                                   11,322       10,314
        Accrued income taxes                                                                14,781       43,741
        Other accrued liabilities                                                           51,968       56,234
                                                                                         ---------    ---------
             Total current liabilities                                                     153,498      186,221
        Long-term debt                                                                     240,077      241,088
        Reserve for postretirement and pension benefits                                     29,074       27,544
        Other long-term liabilities                                                         25,433       29,828
                                                                                         ---------    ---------
             Total liabilities                                                             448,082      484,681
        SHAREHOLDERS' EQUITY
        Common stock, $.01 par value; 100,000,000 shares authorized:
           65,447,867 shares issued and 43,343,090 and
           43,152,546 outstanding at June 30, 2002 and December 31, 2001,
           respectively                                                                        654          654
        Additional paid-in capital                                                         272,421      272,674
        Treasury stock, at cost, 22,104,778 and 22,295,322 shares, respectively           (274,857)    (277,489)
        Retained earnings                                                                  284,616      278,569
        Deferred compensation                                                                  278          538
        Accumulated other comprehensive income (loss)                                      (25,966)     (29,675)
                                                                                         ---------    ---------
             Total shareholders' equity                                                    257,146      245,271
                                                                                         ---------    ---------
                    Total Liabilities and Shareholders' Equity                           $ 705,228    $ 729,952
                                                                                         =========    =========

        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         UNAUDITED                      UNAUDITED
                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30                        JUNE 30
In thousands, except per share data                                2002            2001            2002            2001
                                                                 ---------       ---------       ---------       ---------
Net sales                                                        $ 179,808       $ 194,117       $ 357,133       $ 409,422
Cost of sales                                                     (134,452)       (140,540)       (266,997)       (294,432)
                                                                 ---------       ---------       ---------       ---------
      Gross profit                                                  45,356          53,577          90,136         114,990

Selling, general and administrative expenses                       (22,181)        (22,288)        (46,904)        (46,520)
Restructuring charges                                                   --          (1,106)             --          (1,960)
Engineering expenses                                                (8,526)         (8,316)        (16,631)        (16,824)
Amortization expense                                                (1,349)         (3,293)         (2,834)         (6,619)
                                                                 ---------       ---------       ---------       ---------
      Total operating expenses                                     (32,056)        (35,003)        (66,369)        (71,923)

      Income from operations                                        13,300          18,574          23,767          43,067

Other income and expenses
   Interest expense                                                 (5,579)         (8,550)        (10,889)        (19,339)
   Other expense, net                                                 (392)           (406)         (1,505)         (1,502)
                                                                 ---------       ---------       ---------       ---------
      Income from continuing operations before income taxes          7,329           9,618          11,373          22,226

Income tax expense                                                  (2,565)         (3,239)         (3,981)         (7,778)
                                                                 ---------       ---------       ---------       ---------

Income from continuing operations                                    4,764           6,379           7,392          14,447

Discontinued operations, net of tax
   Income from discontinued operations                                  57           1,583             181           3,875
   Loss on sale of discontinued operations                              --              --            (529)             --
                                                                 ---------       ---------       ---------       ---------
Total discontinued operations                                           57           1,583            (348)          3,875
                                                                 ---------       ---------       ---------       ---------

Net income                                                       $   4,821       $   7,962       $   7,044       $  18,323
                                                                 =========       =========       =========       =========

EARNINGS PER COMMON SHARE

      Basic
        Income from continuing operations                        $    0.11       $    0.15       $    0.17       $    0.34
        Income (loss) from discontinued operations                      --            0.04           (0.01)           0.09
                                                                 ---------       ---------       ---------       ---------
        Net income                                               $    0.11       $    0.19       $    0.16       $    0.43
                                                                 =========       =========       =========       =========

      Diluted
        Income from continuing operations                        $    0.11       $    0.15       $    0.17       $    0.33
        Income (loss) from discontinued operations                      --            0.03           (0.01)           0.09
                                                                 ---------       ---------       ---------       ---------
        Net income                                               $    0.11       $    0.18       $    0.16       $    0.42
                                                                 =========       =========       =========       =========

      Weighted average shares outstanding
         Basic                                                      43,321          42,937          43,239          42,903
         Diluted                                                    43,734          43,212          43,592          43,172
                                                                 ---------       ---------       ---------       ---------

        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          UNAUDITED
                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30
In thousands                                                                                         2002           2001
                                                                                                   --------       --------
OPERATING ACTIVITIES
Net income                                                                                         $  7,044       $ 18,323
Adjustments to reconcile net income to net cash (used for) provided by operations:
      Depreciation and amortization                                                                  13,013         16,580
      Results of discontinued operations, net of tax                                                    348         (3,875)
      Loss on sale of product line                                                                       --            521
      Other, primarily non-cash restructuring related charges                                            --            160
      Discontinued operations                                                                           218          2,208
      Changes in operating assets and liabilities, net of
         acquisition and disposition of product line
           Accounts receivable                                                                          374         28,706
           Inventories                                                                                6,696          6,259
           Accounts payable                                                                            (283)        (9,482)
           Accrued income taxes                                                                     (29,231)         9,364
           Accrued liabilities and customer deposits                                                 (3,809)       (12,522)
           Other assets and liabilities                                                              (4,266)        18,808
                                                                                                   --------       --------
                Net cash (used for) provided by operating activities                                 (9,896)        75,050

INVESTING ACTIVITIES
      Purchase of property, plant and equipment, net                                                 (5,327)        (7,632)
      Cash received from disposition of discontinued operations                                       1,400             --
      Cash received from disposition of product line                                                     --          4,120
      Cash paid for acquisition of product line                                                      (1,654)          (743)
      Discontinued operations                                                                           (36)           645
                                                                                                   --------       --------
                Net cash used for investing activities                                               (5,617)        (3,610)

FINANCING ACTIVITIES
      Repayments of loans under credit agreement                                                         --        (68,000)
      Repayments of other borrowings                                                                 (1,047)          (471)
      Purchase of treasury stock                                                                         --           (549)
      Proceeds from the issuance of treasury stock from stock options and other benefit plans         2,119          1,099
      Cash dividends                                                                                   (997)          (839)
                                                                                                   --------       --------
                Net cash provided by (used for) financing activities                                     75        (68,760)

Effect of changes in currency exchange rates                                                           (283)        (1,373)
                                                                                                   --------       --------
      (Decrease) increase in cash                                                                   (15,721)         1,307
           Cash, beginning of year                                                                   53,949          6,071
                                                                                                   --------       --------
           Cash, end of period                                                                     $ 38,228       $  7,378
                                                                                                   ========       ========

        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 (UNAUDITED)

1. BUSINESS

Westinghouse Air Brake Technologies Corporation (the "Company", "Wabtec") is one of North America's largest manufacturers of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. Our major products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers. Our major product offerings include electronic controls and monitors, air brakes, heat transfer and cooling equipment, switcher and commuter locomotives, couplers, door controls, draft gears and friction products. The Company aggressively pursues technological advances with respect to both new product development and product enhancements.

The Company has two reporting segments: Freight Group and Transit Group. Although approximately 51% of the Company's sales are to the aftermarket, a significant portion of the Freight Group's operations and revenue base is generally dependent on the capital replacement cycles of the large North American-based railroad companies for locomotives and freight cars. The Transit Group's operations are dependent on the budgeting and expenditure appropriation process of federal, state and local governmental units for mass transit needs established by public policy.

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

FINANCIAL DERIVATIVES AND HEDGES ACTIVITY The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, and as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. In the application, the Company has concluded its interest rate swap contracts qualify for "special cash flow hedge accounting" which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under its provisions, all tangible long-lived assets, whether to be held and used or to be disposed of by sale or other means, will be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 in the third quarter of 2001, prior to the time it was required.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

OTHER COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized losses on derivatives designated and qualified as cash flow hedges and pension related adjustments. Total comprehensive income (loss) for the three and six months ended June 30 was:

                                                           THREE MONTHS ENDED
                                                                 JUNE 30
In thousands                                              2002           2001
                                                         -------       --------
Net Income                                               $ 4,821       $  7,962

Foreign Currency
Translation                                                3,134          2,763
Unrealized gain on hedges, net of tax                         49            133
                                                         -------       --------
Total Comprehensive Income                               $ 8,004       $ 10,858
                                                         -------       --------

                                                            SIX MONTHS ENDED
                                                                JUNE 30
In thousands                                              2002           2001
                                                         -------       --------
Net Income                                               $ 7,044       $ 18,323

Foreign Currency
Translation                                                3,131         (2,401)
Unrealized gain/(loss) on hedges, net of tax                 578         (1,673)
                                                         -------       --------
Total Comprehensive Income                               $10,753       $ 14,249
                                                         -------       --------

The components of accumulated other comprehensive income (loss) consisted of the following at June 30, 2002 and December 31, 2001:

                                                       JUNE 30       DECEMBER 31
In thousands                                              2002              2001
                                                      --------       -----------
Foreign currency translation                          $(17,521)        $(20,652)
Unrealized loss on hedges, net of tax                   (1,966)          (2,544)
Additional minimum pension liability,
net of tax                                              (6,479)          (6,479)
                                                      --------         --------
Total Comprehensive Loss                              $(25,966)        $(29,675)
                                                      --------         --------

3. DISCONTINUED OPERATIONS

On November 1, 2001, the Company completed the sale of certain assets to GE Transportation Systems (GETS) for $240 million in cash, subject to adjustment for the finalization of the value of the net assets sold. The assets sold primarily include locomotive aftermarket products and services for which Wabtec is not the original equipment manufacturer.

In accordance with SFAS 144, the operating results of these businesses, along with other small non-core businesses that the Company decided to exit in the fourth quarter of 2001, have been classified as discontinued operations for all years presented and are summarized for the three and six months ended June 30, as follows:

                                                            THREE MONTHS ENDED
                                                                  JUNE 30
In thousands                                              2002             2001
                                                         ------          -------
Net sales                                                $2,322          $47,551
Income before income taxes                                   87            2,379
Income tax expense                                           30              796
                                                         ------          -------
Income from discontinued operations                      $   57          $ 1,583
                                                         ------          -------

                                                             SIX MONTHS ENDED
                                                                  JUNE 30
In thousands                                              2002             2001
                                                         ------          -------
Net sales                                                $6,661          $98,791
Income before income taxes                                  278            5,961
Income tax expense                                           97            2,086
                                                         ------          -------
Income from discontinued operations                      $  181          $ 3,875
                                                         ------          -------

4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

                                                    JUNE 30          DECEMBER 31
In thousands                                           2002                 2001
                                                   --------          -----------
Raw materials                                      $ 62,122             $ 60,013
Work-in-process                                      30,397               34,265
Finished goods                                        7,750               10,652
                                                   --------             --------
    Total inventory                                $100,269             $104,930
                                                   --------             --------

5. INTANGIBLES

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. The Company has completed the Phase I assessment process and has determined that an impairment exists. As previously announced, Wabtec anticipates that the write down in the value of goodwill on its balance sheet will be approximately $80 million, resulting in a non-cash after-tax charge of about $50 million. However, the final amount of the impairment is still being evaluated and the actual impairment may vary from this Phase I estimate. We anticipate completing the Phase II analysis and quantifying the goodwill impairment by the end of the third quarter.

Intangible assets of the Company, other than goodwill, consist of the following:

                                                           JUNE 30    DECEMBER 31
In thousands                                                  2002          2001
                                                           -------    ----------
Patents, tradenames/trademarks and other, net of
accumulated amortization of $41,927 and
$40,571 (3-40 years)                                       $37,408       $38,845
Covenants not to compete, net of accumulated
amortization of $16,000 and $15,326 (5 years)                2,153         2,827
Intangible pension asset                                     3,473         3,473
                                                           -------       -------
                    Total                                  $43,034       $45,145
                                                           -------       -------

Amortization expense for intangible assets was $1.3 and $2.8 million for the three and six months ended June 30, 2002. Estimated amortization expense for the remainder of 2002 and the five succeeding years are as follows (in thousands):

      2002 (remainder)          $2,803
      2003                       5,239
      2004                       3,903
      2005                       2,962
      2006                       2,297
      2007                       2,084

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2002 are as follows:

                                            FREIGHT       TRANSIT
In thousands                                  GROUP         GROUP          TOTAL
                                           --------       -------       --------
Balance at December 31, 2001               $174,288       $23,703       $197,991
Goodwill acquired                               664            --            664
                                           --------       -------       --------
Balance at June 30, 2002                   $174,952       $23,703       $198,655
                                           --------       -------       --------

Actual results of operations for the three and six months ended June 30, 2002 and pro forma results of operations for the same period of 2001 had we applied the non-amortization provisions of SFAS No. 142 in these periods are as follows:

                                                         THREE MONTHS ENDED
                                                             JUNE 30
In thousands, except per share amounts                  2002           2001
                                                     ---------      ---------
Reported net income                                  $   4,821      $   7,962
Add:  goodwill amortization, net of tax                     --          1,111
                                                     ---------      ---------
Adjusted net income                                  $   4,821      $   9,073

Basic earnings per share
    Reported net income                              $    0.11      $    0.19
    Goodwill amortization                                   --           0.03
                                                     ---------      ---------
    Adjusted net income                              $    0.11      $    0.22

Diluted earnings per share
    Reported net income                              $    0.11      $    0.18
    Goodwill amortization                                   --           0.03
                                                     ---------      ---------
    Adjusted net income                              $    0.11      $    0.21
                                                     ---------      ---------

                                                         SIX MONTHS ENDED
                                                             JUNE 30
In thousands, except per share amounts               2002            2001
                                                   ----------      ----------
Reported net income                                $    7,044      $   18,323
Add: goodwill amortization, net of tax                     --           2,192
                                                   ----------      ----------
Adjusted net income                                $    7,044      $   20,515

Basic earnings per share
    Reported net income                            $     0.16      $     0.43
    Goodwill amortization                                  --            0.05
                                                   ----------      ----------
    Adjusted net income                            $     0.16      $     0.48

Diluted earnings per share
    Reported net income                            $     0.16      $     0.42
    Goodwill amortization                                  --            0.05
                                                   ----------      ----------
    Adjusted net income                            $     0.16      $     0.47
                                                   ----------      ----------

6. EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                               THREE MONTHS ENDED
                                                    JUNE 30
In thousands, except per share                 2002         2001
                                              -------      -------
BASIC EARNINGS PER SHARE
Income applicable to common shareholders      $ 4,821      $ 7,962
Divided by
   Weighted average shares outstanding         43,321       42,937
Basic earnings per share                      $  0.11      $  0.19
                                              -------      -------

DILUTED EARNINGS PER SHARE
Income applicable to common
   shareholders                               $ 4,821      $ 7,962
Divided by sum of the
   Weighted average shares outstanding         43,321       42,937
   Conversion of dilutive stock options           413          275
                                              -------      -------
   Diluted shares outstanding                  43,734       43,212
Diluted earnings per share                    $  0.11      $  0.18
                                              -------      -------

                                                 SIX MONTHS ENDED
                                                     JUNE 30
In thousands, except per share                 2002         2001
                                              -------      -------
BASIC EARNINGS PER SHARE
Income applicable to common shareholders      $ 7,044      $18,323
Divided by
   Weighted average shares outstanding         43,239       42,903
Basic earnings per share                      $  0.16      $  0.43
                                              -------      -------

DILUTED EARNINGS PER SHARE
Income applicable to common shareholders      $ 7,044      $18,323
Divided by sum of the
   Weighted average shares outstanding         43,239       42,903
   Conversion of dilutive stock
      options                                     353          269
                                              -------      -------
   Diluted shares outstanding                  43,592       43,172
Diluted earnings per share                    $  0.16      $  0.42
                                              -------      -------

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

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2001. During the first two quarters of 2002, there were no material changes to the information described in Note 18 therein.

Also, as described in Note 18 of the Form 10-K, the Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Industries (Boise, Idaho) facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for the amount of hazardous constituents. At June 30, 2002, the Company has accrued $940,000 representing the estimated remaining costs for remediation. The Company was in compliance with the Permit at June 30, 2002.

8. SEGMENT INFORMATION

Wabtec has two reportable segments - the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company's internal operations, the nature of the products and services, and customer type. The business segments are:

FREIGHT GROUP manufactures products and provides services geared to the production and operation of freight cars and locomotives, including braking control equipment, on-board electronic components and train coupler equipment. Revenues are derived from OEM sales and locomotive overhauls, aftermarket sales and from freight car repairs and services.

TRANSIT GROUP consists of products for passenger transit vehicles (typically subways, commuter rail and buses) that include braking, coupling, and monitoring systems, climate control and door equipment that are engineered to meet individual customer specifications. Revenues are derived from OEM and aftermarket sales as well as from repairs and services.

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

Segment financial information for the three months ended June 30, 2002 is as follows:

                                                      FREIGHT         TRANSIT       CORPORATE
In thousands                                            GROUP           GROUP      ACTIVITIES    RESTRUCTURING            TOTAL
                                                   ----------      ----------      ----------    -------------       ----------
Sales to external customers                        $  106,760      $   73,048              --               --       $  179,808
Intersegment sales/(elimination)                        2,572             119          (2,691)              --               --
                                                   ----------      ----------      ----------       ----------       ----------
   Total sales                                     $  109,332      $   73,167      $   (2,691)              --       $  179,808
                                                   ==========      ==========      ==========       ==========       ==========
Income from operations                             $   11,168      $    7,406      $   (5,274)              --       $   13,300
Interest expense and other                                 --              --          (5,971)              --           (5,971)
                                                   ----------      ----------      ----------       ----------       ----------
   Income before income taxes                      $   11,168      $    7,406      $  (11,245)              --       $    7,329
                                                   ==========      ==========      ==========       ==========       ==========

Segment financial information for the three months ended June 30, 2001 is as follows:

                                                      FREIGHT         TRANSIT       CORPORATE
In thousands                                            GROUP           GROUP      ACTIVITIES    RESTRUCTURING            TOTAL
                                                   ----------      ----------      ----------    -------------       ----------
Sales to external customers                        $  120,367      $   73,750              --               --       $  194,117
Intersegment sales/(elimination)                        2,670             294          (2,964)              --               --
                                                   ----------      ----------      ----------       ----------       ----------
   Total sales                                     $  123,037      $   74,044      $   (2,964)              --       $  194,117
                                                   ==========      ==========      ==========       ==========       ==========
Income from operations                             $   15,925      $    8,199      $   (4,444)      $   (1,106)      $   18,574
Interest expense and other                                 --              --          (8,956)              --           (8,956)
                                                   ----------      ----------      ----------       ----------       ----------
   Income before income taxes                      $   15,925      $    8,199      $  (13,400)      $   (1,106)      $    9,618
                                                   ==========      ==========      ==========       ==========       ==========

Segment financial information for the six months ended June 30, 2002 is as follows:

                                                      FREIGHT         TRANSIT       CORPORATE
In thousands                                            GROUP           GROUP      ACTIVITIES    RESTRUCTURING            TOTAL
                                                   ----------      ----------      ----------    -------------       ----------
Sales to external customers                        $  215,367      $  141,766              --               --       $  357,133
Intersegment sales/(elimination)                        5,468             226          (5,694)              --               --
                                                   ----------      ----------      ----------       ----------       ----------
   Total sales                                     $  220,835      $  141,992      $   (5,694)              --       $  357,133
                                                   ==========      ==========      ==========       ==========       ==========
Income from operations                             $   21,027      $   13,255      $  (10,515)              --       $   23,767
Interest expense and other                                 --              --         (12,394)              --          (12,394)
                                                   ----------      ----------      ----------       ----------       ----------
   Income before income taxes                      $   21,027      $   13,255      $  (22,909)              --       $   11,373
                                                   ==========      ==========      ==========       ==========       ==========

Segment financial information for the six months ended June 30, 2001 is as follows:

                                                      FREIGHT         TRANSIT       CORPORATE
In thousands                                            GROUP           GROUP      ACTIVITIES    RESTRUCTURING            TOTAL
                                                   ----------      ----------      ----------    -------------       ----------
Sales to external customers                        $  259,962      $  149,460              --               --       $  409,422
Intersegment sales/(elimination)                        5,925             445          (6,370)              --               --
                                                   ----------      ----------      ----------       ----------       ----------
   Total sales                                     $  265,887      $  149,905      $   (6,370)              --       $  409,422
                                                   ==========      ==========      ==========       ==========       ==========
Income from operations                             $   38,453      $   15,942      $   (9,368)      $   (1,960)      $   43,067
Interest expense and other                                 --              --         (20,841)              --          (20,841)
                                                   ----------      ----------      ----------       ----------       ----------
   Income before income taxes                      $   38,453      $   15,942      $  (30,209)      $   (1,960)      $   22,226
                                                   ==========      ==========      ==========       ==========       ==========

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

As of June 30, 2002, $1.8 million of the merger and restructuring charge was still remaining as accrued on the balance sheet as part of other accrued liabilities. The table below identifies the significant components of the charge and reflects the accrual balance at that date.

                                              LEASE
                                           IMPAIRMENTS
                                               AND
                                              ASSET
In thousands                                WRITEDOWNS          SEVERANCE           OTHER              TOTAL
                                           -----------          ---------           -----             -------
Beginning balance, January 1, 2002            $ 2,458             $ 525             $ 169             $ 3,152
Amounts paid                                     (688)             (525)             (157)             (1,370)
                                              -------             -----             -----             -------
Balance at June 30, 2002                      $ 1,770             $  --             $  12             $ 1,782
                                              -------             -----             -----             -------

The lease impairment charges and asset writedowns are associated with the Company's closing of several plants, the consolidation of the corporate headquarters, and the Company's evaluation of certain assets where projected cash flows from such assets over their remaining lives are estimated to be less than their carrying values. The other category represents other related costs that have been incurred and not yet paid as of June 30, 2002.

The Company began and completed a new restructuring plan for the Transit rail business in 2001. The restructuring plan involved operational realignment and related workforce reductions. The charges to complete the restructuring plan totaled $2 million pre-tax. The Company estimates synergies from the plan will yield approximately $3 million of annual pre-tax cost savings partially in 2002 and then beyond, with such benefits realized through reduced cost of sales and reduced selling, general and administrative expenses.

10. SUBSEQUENT EVENTS

On July 8, 2002, the Company redeemed $175 million of its senior notes through the use of cash on hand and additional borrowings under its credit agreement. The senior notes were callable at par (face) beginning in June of 2002.

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

Net income for the first six months of 2002 was $7 million, or $0.16 per diluted share, as compared to $18.3 million, or $0.42 per diluted share in the same period in 2001. The results for the first six months of 2002 included a $348,000, net of tax, loss from discontinued operations, while 2001 included $3.9 million, net of tax, of income from discontinued operations and a $2 million restructuring-related charge. Without the effect of the aforementioned items, net income from continuing operations for the first six months of 2002 and 2001 would have been $7.4 million or $0.17 per diluted share and $15.7 million or $0.36 per diluted share. Net sales from continuing operations decreased to $357.1 million in the first six months of 2002 as compared to $409.4 million in the same period in 2001. Operating margins of continuing operations for the first six months of 2002 decreased to 6.7% as compared to 10.5% in the same period in 2001. The drop in net income was essentially volume and mix related.

                         SECOND QUARTER 2002 COMPARED TO
                               SECOND QUARTER 2001

The following table sets forth the Company's net sales by business segment:

                                                  THREE MONTHS ENDED
                                                        JUNE 30
                                               -------------------------
In thousands                                     2002             2001
                                               --------         --------
Freight Group                                  $106,760         $120,367
Transit Group                                    73,048           73,750
                                               --------         --------
     Net sales                                 $179,808         $194,117
                                               --------         --------

Net sales for the second quarter of 2002 decreased $14.3 million, or 7.4%, to $179.8 million as compared to the prior year period. Both the Freight Group and Transit Group had lower sales. The Freight Group's decreased sales reflected lower sales of components for new freight cars. In the quarter, industry deliveries of new freight cars decreased to 4,155 units as compared to 8,982 in the same period in 2001. The Transit Group's decreased sales were primarily due to lower sales of doors for buses and air conditioning units for rail transit vehicles.

Gross profit decreased to $45.4 million in the second quarter of 2002 compared to $53.6 million in the same period of 2001. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 25.2% compared to 27.6% in the same period of 2001. (Gross profit was 25.3% in the first quarter of 2002.) The decrease in gross profit is primarily attributed to the decrease in sales volumes, an unfavorable product mix and pricing pressures.

After excluding goodwill amortization (due to the required adoption of Financial Accounting Standard 142, goodwill is no longer amortized) of $1.7 million and restructuring charges of $1.1 million in the second quarter of 2001, operating expenses were virtually unchanged in the second quarter of 2002 as compared to the same period of 2001.

Operating income totaled $13.3 million (or 7.4% of sales) in the second quarter of 2002 compared with $18.6 million (or 9.6% of sales) in the same period in 2001. Lower operating income resulted from $14.3 million less in sales volumes and overall changes to product mix. (See Note 8 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Interest expense decreased 34.7% in the second quarter of 2002 as compared to the prior year quarter primarily due to a substantial decrease in debt.

The effective income tax rate increased from 33.7% in the second quarter of 2001 to 35% in the second quarter of 2002. The 2001 tax rate reflected the year to date effect of certain tax credits.

                        SIX MONTH PERIOD OF 2002 COMPARED
                           TO SIX MONTH PERIOD OF 2001

The following table sets forth the Company's net sales by business segment:

                                                  THREE MONTHS ENDED
                                                        JUNE 30
                                               -------------------------
In thousands                                     2002             2001
                                               --------         --------
Freight Group                                  $215,367         $259,962
Transit Group                                   141,766          149,460
                                               --------         --------
     Net sales                                 $357,133         $409,422
                                               --------         --------

Net sales for the first six months of 2002 decreased $52.3 million, or 12.8%, to $357.1 million as compared to the prior year period. Both the Freight Group and Transit Group had lower sales. The Freight Group's decreased sales reflected lower sales of components for new freight cars. In the first six months, industry deliveries of new freight cars decreased to 8,010 units as compared to 20,052 in the same period in 2001. The Transit Group's decreased sales were primarily due to lower sales of doors for buses and air conditioning units for rail transit vehicles.

Gross profit decreased to $90.1 million in the first six months of 2002 compared to $115 million in the same period of 2001. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 25.2% compared to 28.1% in the same period of 2001. The decrease in gross profit is primarily attributed to the decrease in sales volumes, an unfavorable product mix and pricing pressures.

After excluding goodwill amortization (due to the required adoption of Financial Accounting Standard 142, goodwill is no longer amortized) of $3.4 million and restructuring charges of $2 million in the first six months of 2001, operating expenses were virtually unchanged in the first six months of 2002 as compared to the same period of 2001.

Operating income totaled $23.8 million (or 6.7% of sales) in the first six months of 2002 compared with $43.1 million (or 10.5% of sales) in the same period in 2001. Lower operating income resulted from $52.3 million less in sales volumes and overall changes to product mix. (See Note 8 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Interest expense decreased 43.7% in the first six months of 2002 as compared to the prior year period primarily due to a substantial decrease in debt.

The effective tax rate was 35% for the first six months of 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's unsecured credit facility with a consortium of commercial banks ("credit agreement"). The following is a summary of selected cash flow information and other relevant data.

                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                     -------------------------
In thousands                                           2002             2001
                                                     --------         --------
Cash provided (used) by:
   Operating activities:
     Income taxes                                    $(29,231)        $  9,364
     Other operating activities                        19,335           65,686
   Investing activities                                (5,617)          (3,610)
   Financing activities                                    75          (68,760)
Earnings before interest, taxes,
   depreciation and amortization (EBITDA)              36,780           59,647

Operating cash flow in the first six months of 2002 was a use of $9.9 million compared to cash provided of $75.1 million in the same period a year ago. Planned income tax payments of approximately $30 million due primarily to the fourth quarter 2001 net gain from the sale of certain businesses to GETS were the primary use of cash for the first six months of 2002.

Cash used for investing activities was $5.6 million in the first six months of 2002 as compared to $3.6 million a year ago. In the first six months of 2002, cash received from the sale of a product line was $1.4 million, compared to $4.1 million in the first six months of 2001. In the first six months of 2002, $1.7 million was paid for the portion of a business that the Company did not already own as compared to $743,000 for a new product line in the same period of 2001. Capital expenditures in the first six months of 2002 were $5.9 million compared to $11.4 million in the same period a year ago. The majority of capital expenditures for these periods relates to upgrades to existing equipment and replacement of existing equipment to improve the overall cost savings through efficiencies.

Cash provided by financing activities was $75,000 in the first six months of 2002 versus cash used of $68.8 million in the same period a year ago. The Company reduced long-term debt by approximately $1 million in the first six months of 2002 compared to $68.5 million in the same period a year ago.

The following table sets forth the Company's outstanding indebtedness at June 30, 2002. The revolving credit agreement and other term loan interest rates are variable and dependent on market conditions.

                                                  JUNE 30       DECEMBER 31
In thousands                                         2002              2001
                                                 --------       -----------
Revolving credit agreement                       $ 60,000          $ 60,000
9.375% Senior notes due 2005                      175,000           175,000
5.5% Industrial revenue bond due 2008               5,237             5,556
Other                                                 647             1,314
                                                 --------          --------
      Total                                      $240,884          $241,870
      Less-current portion                            807               782
                                                 --------          --------
      Long-term portion                          $240,077          $241,088
                                                 --------          --------

Credit Agreement

The Company's credit agreement provides a $275 million five-year revolving credit facility expiring in 2004 and a 364-day $100 million convertible revolving credit facility through 2004 which is to be reconfirmed in November 2002. At June 30, 2002, the Company had available borrowing capacity, net of letters of credit, of approximately $291 million.

9 3/8% Senior Notes Due June 2005

In June 1995, the Company issued $100 million of 9.375% Senior Notes due in 2005 (the "1995 Notes"). In January 1999, the Company issued an additional $75 million of 9.375% Senior Notes which are due in 2005 (the "1999 Notes"; the 1995 Notes and the 1999 Notes are collectively, the "Notes"). The 1999 Notes were issued at a premium resulting in an effective rate of 8.5%. The terms of the 1995 Notes and the 1999 Notes are substantially the same, and the 1995 Notes and the 1999 Notes were issued pursuant to indentures that are substantially the same. The Notes were redeemed at par (face) on July 8, 2002 through the use of cash on hand and additional borrowings under the credit agreement.

The Company believes, based on current levels of operations and forecasted earnings that cash flow and liquidity will be sufficient to fund its working capital and capital equipment needs as well as meeting the debt service requirements. If the Company's sources of funds were to fail to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place.

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

CRITICAL ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is included in Note 2 to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, environmental and tax matters as well as the annual testing of goodwill for impairment. Management uses historical experience and all available information to make these judgments and estimates and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company's financial statements at any given time. Despite these inherent limitations, management believes that Management's Discussion and Analysis and the financial statements and footnotes provide a meaningful and fair perspective of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 2 and 5 of "Notes to Condensed Consolidated Financial Statements" included elsewhere in this report.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. After considering the effects of interest rate swaps, further described below, the Company's variable-rate debt represents less than 1% of total long-term debt at June 30, 2002. The variable portion is so low because management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases. With the redemption of the notes on July 8, 2002, the Company's variable-rate debt became 73% of total long-term debt. At June 30, 2002, an instantaneous 100 basis point increase in interest rates would have minimal impact on the Company's annual earnings, assuming no additional intervention strategies by management. With the redemption of the notes on July 8, 2002, an instantaneous 100 basis point increase in interest rates would reduce the Company's annual earnings by $1.8 million, assuming no additional intervention strategies by management.

See Note 2 of the Company's Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2002 included herein for discussion of swap contracts. These swap contracts are not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

FOREIGN CURRENCY EXCHANGE RISK

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of June 30, 2002, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first six months of 2002, approximately 76% of Wabtec's net sales are in the United States, 7% in Canada, 2% in Mexico, and 15% in other international locations, primarily Europe. At June 30, 2002, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

There have been no material changes to report regarding the Company's commitments and contingencies as described in Note 18 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 2001.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held May 22, 2002. One matter was considered and voted upon at the Annual Meeting: the election of three persons to serve as directors.

Nominations of Emilio A. Fernandez, Lee B. Foster, II and James V. Napier to serve as directors for a term expiring in 2005 were considered and each nominee was elected. All three directors are independent and are not employees of the Company.

The voting was as follows:

                                                                    Votes           Votes         Votes
Nominee                Title                                        For             Against       Withheld      Broker Non-Votes
-------                -----                                        ---             -------       --------      ----------------
Emilio A. Fernandez    Chairman, Pulse Medical Instruments          34,951,512      --            622,426       --
Lee B. Foster, II      Chairman, L. B. Foster Company               34,986,226      --            587,712       --
James V. Napier        Retired Chairman, Scientific Atlanta, Inc.   34,984,919      --            589,019       --

EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are being filed with this report:

      3.1 Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

      3.2 Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company's Registration Statement on Form S-4 (No. 333-88903, and incorporated herein by reference.

(b) The Company filed a Current Report on Form 8-K dated May 30, 2002 for the change in the Company's certifying accountant from Arthur Andersen LLP to Ernst & Young LLP.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WESTINGHOUSE AIR BRAKE TECHNOLOGIES
                                     CORPORATION


                                 By:  /s/ ROBERT J. BROOKS
                                      ------------------------------------------
                                          Robert J. Brooks
                                          Chief Financial Officer

                                 Date:    August 14, 2002

                                  CERTIFICATION

      Pursuant to 18 U.S.C. Section 1350, the undersigned officers of Wabtec Corporation (the "Company"), hereby certify, to the best of their knowledge, that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 By: /s/ GREGORY T. H. DAVIES
                                      ------------------------------------------
                                         Gregory T. H. Davies
                                         President & Chief Executive Officer

                                 Date:   August 14, 2002


                                 By: /s/ ROBERT J. BROOKS
                                      ------------------------------------------
                                         Robert J. Brooks
                                         Chief Financial Officer

                                 Date:   August 14, 2002

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER     DESCRIPTION AND METHOD OF FILING
-------     --------------------------------

   3.1      Restated Certificate of Incorporation of the Company dated January
            30, 1995, as amended March 30, 1995, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference

   3.2 Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company's Registration Statement on Form S-4 (No.
            333-88903), and incorporated herein by reference