Form 10-Q
period 2002-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2002-11-15
CIK 943452

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002
                                       Or
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                              from ______ to ______

                         Commission file number 1-13782

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                     25-1615902
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                      Identification No.)

        1001 AIR BRAKE AVENUE
    WILMERDING, PENNSYLVANIA 15148                        (412) 825-1000
(Address of principal executive offices)         (Registrant's telephone number)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes  X    No
                                                  ---      ---

     As of November 12, 2002, 43,440,841 shares of Common Stock of the registrant were issued and outstanding.


===============================================================================

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                          SEPTEMBER 30, 2002 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of September 30,
                2002 and December 31, 2001                                         3

             Condensed Consolidated Statements of Operations for the
                three and nine months ended September 30, 2002 and 2001            4

             Condensed Consolidated Statements of Cash Flows for the nine
                months ended September 30, 2002 and 2001                           6

             Notes to Condensed Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Financial Position and
             Results of Operations                                                13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk              16

Item 4.   Controls and Procedures                                                 16

          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                       16

Item 6.   Exhibits and Reports on Form 8-K                                        17

          Signatures                                                              18

          Certification                                                           19

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            UNAUDITED
                                                                           SEPTEMBER 30   DECEMBER 31
In thousands, except shares and par value                                     2002           2001
----------------------------------------------------------------------------------------------------
                                           ASSETS
CURRENT ASSETS
Cash                                                                        $  18,040      $  53,949
Accounts receivable                                                           103,772        106,527
Inventories                                                                    97,128        104,930
Other current assets                                                           29,371         30,288
                                                                            ---------      ---------
     Total current assets                                                     248,311        295,694
Property, plant and equipment                                                 321,842        318,188
Accumulated depreciation                                                     (162,573)      (150,493)
                                                                            ---------      ---------
     Property, plant and equipment, net                                       159,269        167,695
OTHER ASSETS
Goodwill, net                                                                 109,450        198,788
Other intangibles, net                                                         41,586         44,348
Other noncurrent assets                                                        46,819         23,427
                                                                            ---------      ---------
     Total other assets                                                       197,855        266,563
                                                                            ---------      ---------
          Total Assets                                                      $ 605,435      $ 729,952
                                                                            =========      =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                           $     819      $     782
Accounts payable                                                               64,503         75,150
Customer deposits                                                               9,272         10,314
Accrued income taxes                                                           15,701         43,741
Other accrued liabilities                                                      55,088         56,234
                                                                            ---------      ---------
     Total current liabilities                                                145,383        186,221
Long-term debt                                                                210,785        241,088
Reserve for postretirement and pension benefits                                28,622         27,544
Other long-term liabilities                                                    23,554         29,828
                                                                            ---------      ---------
     Total liabilities                                                        408,344        484,681
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized: 65,447,867 shares issued and 43,420,072 and 43,152,546 outstanding at September
  30, 2002 and December 31, 2001, respectively                                    654            654
Additional paid-in capital                                                    272,357        272,674
Treasury stock, at cost, 22,027,796 and 22,295,322 shares, respectively      (273,900)      (277,489)
Retained earnings                                                             226,490        278,569
Deferred compensation                                                             278            538
Accumulated other comprehensive income (loss)                                 (28,788)       (29,675)
                                                                            ---------      ---------
     Total shareholders' equity                                               197,091        245,271
                                                                            ---------      ---------
          Total Liabilities and Shareholders' Equity                        $ 605,435      $ 729,952
                                                                            =========      =========


        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            UNAUDITED                        UNAUDITED
                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30                     SEPTEMBER 30
In thousands, except per share data                                    2002           2001           2002           2001
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $ 161,422      $ 185,854      $ 518,555      $ 595,276
Cost of sales                                                        (118,138)      (138,072)      (385,135)      (432,504)
                                                                    ---------      ---------      ---------      ---------
     Gross profit                                                      43,284         47,782        133,420        162,772

Selling, general and administrative expenses                          (22,170)       (23,744)       (69,124)       (70,264)
Restructuring charges                                                      --         (1,571)            --         (3,531)
Engineering expenses                                                   (8,532)        (8,321)       (25,113)       (25,145)
Amortization expense                                                   (1,412)        (3,214)        (4,246)        (9,833)
                                                                    ---------      ---------      ---------      ---------
     Total operating expenses                                         (32,114)       (36,850)       (98,483)      (108,773)

     Income from operations                                            11,170         10,932         34,937         53,999

Other income and expenses
   Interest expense                                                    (3,092)        (7,997)       (13,981)       (27,336)
   Other expense, net                                                    (317)          (114)        (1,822)        (1,616)
                                                                    ---------      ---------      ---------      ---------
     Income from continuing operations before income taxes              7,761          2,821         19,134         25,047

Income tax (expense) benefit                                           (2,716)           996         (6,697)        (6,783)
                                                                    ---------      ---------      ---------      ---------

Income from continuing operations                                       5,045          3,817         12,437         18,264

Discontinued operations, net of tax
   Income from discontinued operations                                     48          2,576            229          6,451
   Loss on sale of discontinued operations                                 --             --           (529)            --
                                                                    ---------      ---------      ---------      ---------
Total discontinued operations                                              48          2,576           (300)         6,451
                                                                    ---------      ---------      ---------      ---------

Income before extraordinary item and cumulative effect of
accounting change                                                       5,093          6,393         12,137         24,715

Loss on early extinguishment of debt, net of tax                       (1,203)            --         (1,203)            --
                                                                    ---------      ---------      ---------      ---------

Income before cumulative effect of accounting change                    3,890          6,393         10,934         24,715

Cumulative effect of accounting change for goodwill, net of tax            --             --        (61,663)            --
                                                                    ---------      ---------      ---------      ---------

Net income (loss)                                                   $   3,890      $   6,393      $ (50,729)     $  24,715
                                                                    =========      =========      =========      =========


EARNINGS PER COMMON SHARE

     Basic
       Income from continuing operations                            $    0.12      $    0.09      $    0.29      $    0.43
       Income (loss) from discontinued operations                          --           0.06          (0.01)          0.15
                                                                    ---------      ---------      ---------      ---------
       Income before extraordinary item and cumulative effect            0.12           0.15           0.28           0.58
       of accounting change
       Loss on early extinguishment of debt, net of tax                 (0.03)            --          (0.03)            --
                                                                    ---------      ---------      ---------      ---------
       Income before cumulative effect of accounting change              0.09           0.15           0.25           0.58
       Cumulative effect of accounting change for goodwill, net
       of tax                                                              --             --          (1.42)            --
                                                                    ---------      ---------      ---------      ---------
       Net income/(loss)                                            $    0.09      $    0.15      $   (1.17)     $    0.58
                                                                    =========      =========      =========      =========

     Diluted
       Income from continuing operations                            $    0.12      $    0.09      $    0.29      $    0.42
       Income (loss) from discontinued operations                          --           0.06          (0.01)          0.15
                                                                    ---------      ---------      ---------      ---------
       Income before extraordinary item and cumulative effect            0.12           0.15           0.28           0.57
       of accounting change
       Loss on early extinguishment of debt, net of tax                 (0.03)            --          (0.03)            --
                                                                    ---------      ---------      ---------      ---------
       Income before cumulative effect of accounting change              0.09           0.15           0.25           0.57
       Cumulative effect of accounting change for goodwill, net
       of tax                                                              --             --          (1.41)            --
                                                                    ---------      ---------      ---------      ---------
       Net income/(loss)                                            $    0.09      $    0.15      $   (1.16)     $    0.57
                                                                    =========      =========      =========      =========

      Weighted average shares outstanding
        Basic                                                          43,361         42,999         43,267         42,923
        Diluted                                                        43,615         43,304         43,587         43,205
                                                                    ---------      ---------      ---------      ---------


        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    UNAUDITED
                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
In thousands                                                                                    2002             2001
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss)/income                                                                            $ (50,729)        $  24,715
Adjustments to reconcile net (loss)/income to net cash provided by operations:
     Depreciation and amortization                                                              19,267            25,284
     Results of discontinued operations, net of tax                                                300            (6,451)
     Cumulative effect of accounting change for goodwill                                        61,663                --
     Loss on early extinguishment of debt                                                        1,203                --
     Loss on sale of product line                                                                   --               521
     Other, primarily non-cash restructuring related charges                                        --               160
     Discontinued operations                                                                       (11)             (871)
     Changes in operating assets and liabilities, net
        of acquisition and disposition of product line
         Accounts receivable                                                                     3,568            25,982
         Inventories                                                                             9,071            10,338
         Accounts payable                                                                      (10,291)           (8,923)
         Accrued income taxes                                                                  (28,067)            7,034
         Accrued liabilities and customer deposits                                              (1,992)          (12,628)
         Other assets and liabilities                                                           (3,612)           21,765
                                                                                             ---------         ---------
              Net cash provided by operating activities                                            370            86,926

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                                             (8,442)          (11,838)
     Cash received from disposition of discontinued operations                                   1,400                --
     Cash received from disposition of product line                                                 --             4,120
     Cash paid for acquisition of product line                                                  (1,654)             (743)
     Discontinued operations                                                                       (53)              531
                                                                                             ---------         ---------
              Net cash used for investing activities                                            (8,749)           (7,930)

FINANCING ACTIVITIES
     Borrowings/(repayments) of loans under credit agreement                                   146,000           (84,500)
     Repayments of other borrowings                                                           (175,469)             (634)
     Purchase of treasury stock                                                                     --              (585)
     Proceeds from the issuance of treasury stock for stock options and
        other benefit plans                                                                      3,012             2,790
     Cash dividends                                                                             (1,350)           (1,258)
                                                                                             ---------         ---------
              Net cash used for financing activities                                           (27,807)          (84,187)

Effect of changes in currency exchange rates                                                       277              (819)
                                                                                             ---------         ---------
     Decrease in cash                                                                          (35,909)           (6,010)
         Cash, beginning of year                                                                53,949             6,071
                                                                                             ---------         ---------
         Cash, end of period                                                                 $  18,040         $      61
                                                                                             =========         =========



        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 (UNAUDITED)



1. BUSINESS

Westinghouse Air Brake Technologies Corporation (the "Company", "Wabtec") is one of North America's largest manufacturers of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. Our major products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers. Our major product offerings include electronic controls and monitors, air brakes, heat transfer and cooling equipment, switcher and commuter locomotives, couplers, door panels and controls, draft gears and friction products. The Company aggressively pursues technological advances with respect to both new product development and product enhancements.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec's Annual Report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 information has been derived from the Company's December 31, 2001 Annual Report on Form 10-K.

REVENUE RECOGNITION Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." Wabtec recognizes revenue upon the passage of title, ownership and risk of loss to the customer.

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. Contract revenues and cost estimates are reviewed and revised quarterly, at a minimum, and adjustments are reflected in the accounting period as known. Provisions are made for estimated losses on uncompleted contracts as known, if necessary.

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

FINANCIAL DERIVATIVES AND HEDGES ACTIVITY The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. In the application, the Company has concluded its interest rate swap contracts qualify for "special cash flow hedge accounting" which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet.

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

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002. The application of SFAS No. 145 did not have a material effect on the Company's financial statements or results of operations.

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

OTHER COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) is defined as net income and all nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated and qualified as cash flow hedges and pension related adjustments. Total comprehensive income (loss) for the three and nine months ended September 30 was:

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30
In thousands                                2002         2001
---------------------------------------------------- ----------
Net income                                $ 3,890      $ 6,393

Foreign currency
translation                                (3,146)      (2,470)
Unrealized gain/(loss) on hedges, net
of tax                                        324         (824)
                                          -------      -------
Total comprehensive income                $ 1,068      $ 3,099
---------------------------------------------------------------

                                             NINE MONTHS ENDED
                                                SEPTEMBER 30
In thousands                                 2002       2001
--------------------------------------------------------------
Net (loss)/income                        $ (50,729)   $ 24,715
Foreign currency
translation                                    (15)     (4,870)
Unrealized gain/(loss) on hedges, net
of tax                                         902      (2,497)
                                         ---------    --------
Total comprehensive (loss)/income        $ (49,842)   $ 17,348
--------------------------------------------------------------

The components of accumulated other comprehensive income (loss) consisted of the following at September 30, 2002 and December 31, 2001:

                                     SEPTEMBER 30     DECEMBER 31
In thousands                             2002             2001
----------------------------------------------------------------
Foreign currency translation          $(20,667)         $(20,652)
Unrealized loss on hedges, net of
tax                                     (1,642)           (2,544)
Additional minimum pension
liability, net of tax                   (6,479)           (6,479)
                                      --------          --------
Total comprehensive loss              $(28,788)         $(29,675)
----------------------------------------------------------------

3. DISCONTINUED OPERATIONS

On November 1, 2001, the Company completed the sale of certain assets to GE Transportation Systems (GETS) for $238 million in cash. The assets sold primarily include locomotive aftermarket products and services for which Wabtec is not the original equipment manufacturer.

In accordance with SFAS 144, the operating results of these businesses, along with other small non-core businesses that the Company decided to exit in the fourth quarter of 2001, have been classified as discontinued operations for all years presented and are summarized for the three and nine months ended September 30, as follows:

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30
In thousands                                   2002        2001
-----------------------------------------------------------------
Net sales                                     $2,309     $42,678
Income before income taxes                        74       3,963
Income tax expense                                26       1,387
                                              ------     -------
Income from discontinued operations           $   48     $ 2,576
-----------------------------------------------------------------

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30
In thousands                                   2002        2001
------------------------------------------------------------------
Net sales                                     $8,970     $141,469
Income before income taxes                       352        9,924
Income tax expense                               123        3,473
                                              ------    ---------
Income from discontinued operations           $  229     $  6,451
------------------------------------------------------------------

4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

                                     SEPTEMBER 30     DECEMBER 31
In thousands                             2002             2001
----------------------------------------------------------------
Raw materials                          $61,829           $60,013
Work-in-process                         28,405            34,265
Finished goods                           6,894            10,652
                                       -------          --------
    Total inventory                    $97,128          $104,930
----------------------------------------------------------------

5. INTANGIBLES

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. The Company has completed the Phase I and Phase II assessments and has written down the value of goodwill on its balance sheet by $90 million ($83.2 million for the freight group and $6.8 million for the transit group), resulting in a non-cash after-tax charge of $61.7 million, retroactively reflected, as required by SFAS 142, as of January 1, 2002. The fair value of these reporting units were determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Goodwill still remaining on the balance sheet is $109.5 million.

Intangible assets of the Company, other than goodwill, consist of the following:

                                           SEPTEMBER      DECEMBER
In thousands                                  2002          2001
------------------------------------------------------------------
Patents, tradenames/trademarks and other,
net of accumulated amortization
 of $42,086 and $40,417 (3-40 years)        $36,295       $38,048
Covenants not to compete, net of
accumulated amortization of $16,325 and
$15,326 (5 years)                             1,818         2,827
Intangible pension asset                      3,473         3,473
                                            -------       -------
                 Total                      $41,586       $44,348
------------------------------------------------------------------

Amortization expense for intangible assets was $1.4 and $4.2 million for the three and nine months ended September 30, 2002. Estimated amortization expense for the remainder of 2002 and the five succeeding years are as follows (in thousands):

     2002 (remainder)       $1,391
     2003                    5,239
     2004                    3,903
     2005                    2,962
     2006                    2,297
     2007                    2,084

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2002 are as follows:

                                   FREIGHT   TRANSIT
In thousands                        GROUP     GROUP     TOTAL
---------------------------------------------------------------
Balance at December 31, 2001      $175,085   $23,703  $198,788
Goodwill acquired                      664         -       664
Goodwill written off               (83,179)   (6,823)  (90,002)
                                  --------   -------  --------
Balance at September 30, 2002     $ 92,570   $16,880  $109,450
---------------------------------------------------------------

Actual results of continuing operations for the three and nine months ended September 30, 2002 and pro forma results of continuing operations for the same period of 2001 had we applied the non-amortization provisions of SFAS No. 142 in these periods are as follows:

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30
In thousands, except per share amounts       2002        2001
----------------------------------------------------------------
Reported income from continuing
   operations                              $ 5,045      $3,817
Add:  goodwill amortization, net of tax          -       1,190
                                           -------      ------
Adjusted income from continuing
   operations                              $ 5,045      $5,007

Basic earnings per share
    Reported income from continuing
   operations                              $  0.12      $ 0.09
    Goodwill amortization                        -        0.03
                                           -------      ------
    Adjusted income from continuing
   operations                              $  0.12      $ 0.12

Diluted earnings per share
    Reported income from continuing
   operations                              $  0.12      $ 0.09
    Goodwill amortization                        -        0.03
                                           -------      ------
    Adjusted income from continuing
   operations                              $  0.12      $ 0.12
----------------------------------------------------------------

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30
In thousands, except per share amounts      2002        2001
---------------------------------------------------------------
Reported income from continuing
   operations                              $12,437     $18,264
Add:  goodwill amortization, net of tax          -       3,381
                                           -------     -------
Adjusted income from continuing
   operations                              $12,437     $21,645

Basic earnings per share
    Reported income from continuing
   operations                              $  0.29     $  0.43
    Goodwill amortization                        -        0.08
                                           -------     -------
    Adjusted income from continuing
   operations                              $  0.29     $  0.51

Diluted earnings per share
    Reported income from continuing
   operations                              $  0.29      $ 0.42
    Goodwill amortization                        -        0.08
                                           -------      ------
    Adjusted income from continuing
   operations                              $  0.29      $ 0.50
---------------------------------------------------------------

6.   EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30
In thousands, except per share               2002        2001
---------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income from continuing
   operations applicable to
   common shareholders                     $ 5,045     $ 3,817
Divided by
   Weighted average shares
     outstanding                            43,361      42,999
Basic earnings from continuing
   operations per share                    $  0.12     $  0.09
---------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income from continuing
   operations applicable to
   common shareholders                     $ 5,045     $ 3,817
Divided by sum of the
   Weighted average shares
     outstanding                            43,361      42,999
   Conversion of dilutive stock
     options                                   254         305
                                           -------     -------
   Diluted shares outstanding               43,615      43,304
Diluted earnings from continuing
   operations per share                    $  0.12     $  0.09
---------------------------------------------------------------


                                            NINE MONTHS ENDED
                                               SEPTEMBER 30
In thousands, except per share               2002        2001
----------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income from continuing
   operations applicable to
   common shareholders                     $12,437     $18,264
Divided by
   Weighted average shares
     outstanding                            43,267      42,923
Basic earnings from continuing
   operations per share                    $  0.29     $  0.43
----------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income from continuing
   operations applicable to
   common shareholders                     $12,437     $18,264
Divided by sum of the
   Weighted average shares
     outstanding                            43,267      42,923
   Conversion of dilutive stock
     options                                   320         282
                                           -------     -------
   Diluted shares outstanding               43,587      43,205
Diluted earnings from continuing
   operations per share                    $  0.29     $  0.42
----------------------------------------------------------------


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

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2001. During the first three quarters of 2002, there were no material changes to the information described in Note 18 therein.

Also, as described in Note 18 of the Form 10-K, the Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Industries (Boise, Idaho) facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for the amount of hazardous constituents. At September 30, 2002, the Company has accrued $888,000 representing the estimated remaining costs for remediation. The Company was in compliance with the Permit at September 30, 2002.

8.  SEGMENT INFORMATION

Wabtec has two reportable segments - the Freight Group and the Transit Group. Although approximately 52% of the Company's sales are to the aftermarket, a substantial portion of the Freight Group's operations and revenue base is generally dependent on the capital replacement cycles of the large North American-based railroad companies for locomotives and freight cars. The Transit Group's operations are dependent on the budgeting and expenditure appropriation process of federal, state and local governmental units for mass transit needs. The key factors used to identify these reportable segments are the organization and alignment of the Company's internal operations, the nature of the products and services, and customer type. The business segments are:

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

The Company evaluates its business segments' operating results based on income from operations before restructuring charges. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges. Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the following tables are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

Segment financial information for the three months ended September 30, 2002 is as follows:

                                      FREIGHT       TRANSIT      CORPORATE
In thousands                           GROUP         GROUP       ACTIVITIES  RESTRUCTURING     TOTAL
------------------------------------------------------------------------------------------------------
Sales to external customers          $ 107,087     $  54,335            --            --     $ 161,422
Intersegment sales/(elimination)         1,755           172        (1,927)           --            --
                                     ---------     ---------     ---------      --------     ---------
   Total sales                       $ 108,842     $  54,507     $  (1,927)           --     $ 161,422
                                     =========     =========     =========      ========     =========
Income from operations               $  11,312     $   5,379     $  (5,521)           --     $  11,170
Interest expense and other                  --            --        (3,409)           --        (3,409)
                                     ---------     ---------     ---------      --------     ---------
   Income before income taxes        $  11,312     $   5,379     $  (8,930)           --     $   7,761
                                     =========     =========     =========      ========     =========


Segment financial information for the three months ended September 30, 2001 is as follows:

                                      FREIGHT       TRANSIT      CORPORATE
In thousands                           GROUP         GROUP       ACTIVITIES   RESTRUCTURING     TOTAL
--------------------------------------------------------------------------------------------------------
Sales to external customers          $ 115,580     $  70,274            --             --      $ 185,854
Intersegment sales/(elimination)         2,425           189        (2,614)            --             --
                                     ---------     ---------     ---------      ---------      ---------
   Total sales                       $ 118,005     $  70,463     $  (2,614)            --      $ 185,854
                                     =========     =========     =========      =========      =========
Income from operations               $  10,095     $   7,744     $  (5,336)     $  (1,571)     $  10,932
Interest expense and other                  --            --        (8,111)            --         (8,111)
                                     ---------     ---------     ---------      ---------      ---------
   Income before income taxes        $  10,095     $   7,744     $ (13,447)     $  (1,571)     $   2,821
                                     =========     =========     =========      =========      =========

Segment financial information for the nine months ended September 30, 2002 is as follows:

                                      FREIGHT       TRANSIT      CORPORATE
In thousands                           GROUP         GROUP       ACTIVITIES  RESTRUCTURING     TOTAL
------------------------------------------------------------------------------------------------------
Sales to external customers          $ 322,454     $ 196,101            --           --     $ 518,555
Intersegment sales/(elimination)         7,223           398        (7,621)          --            --
                                     ---------     ---------     ---------      -------     ---------
   Total sales                       $ 329,677     $ 196,499     $  (7,621)          --     $ 518,555
                                     =========     =========     =========      =======     =========
Income from operations               $  32,339     $  18,634     $ (16,036)          --     $  34,937
Interest expense and other                  --            --       (15,803)          --       (15,803)
                                     ---------     ---------     ---------      -------     ---------
   Income before income taxes        $  32,339     $  18,634     $ (31,839)          --     $  19,134
                                     =========     =========     =========      =======     =========

Segment financial information for the nine months ended September 30, 2001 is as follows:

                                      FREIGHT       TRANSIT      CORPORATE
In thousands                           GROUP         GROUP       ACTIVITIES   RESTRUCTURING     TOTAL
--------------------------------------------------------------------------------------------------------
Sales to external customers          $ 375,542     $ 219,734            --             --      $ 595,276
Intersegment sales/(elimination)         8,350           634        (8,984)            --             --
                                     ---------     ---------     ---------      ---------      ---------
   Total sales                       $ 383,892     $ 220,368     $  (8,984)            --      $ 595,276
                                     =========     =========     =========      =========      =========
Income from operations               $  48,548     $  23,686     $ (14,704)     $  (3,531)     $  53,999
Interest expense and other                  --            --       (28,952)            --        (28,952)
                                     ---------     ---------     ---------      ---------      ---------
   Income before income taxes        $  48,548     $  23,686     $ (43,656)     $  (3,531)     $  25,047
                                     =========     =========     =========      =========      =========

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

As of September 30, 2002, $768,000 of the merger and restructuring charge was still remaining as accrued on the balance sheet as part of other accrued liabilities. The table below identifies the significant components of the charge and reflects the accrual balance at that date.

                                                   LEASE
                                                IMPAIRMENTS
                                                   AND
                                                  ASSET
In thousands                                    WRITEDOWNS   SEVERANCE      OTHER        TOTAL
------------------------------------------------------------------------------------------------
Beginning balance, January 1, 2002               $ 2,458      $   525      $   169      $ 3,152
Amounts paid                                      (1,690)        (525)        (169)      (2,384)
                                                 -------      -------      -------      -------
Balance at September 30, 2002                    $   768      $    --        $  --      $   768
------------------------------------------------------------------------------------------------


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

10. EXTRAORDINARY ITEM

In July 2002, the Company redeemed $175 million of Senior Notes at par (face) through the use of cash on hand and additional borrowings under its credit agreement.

In connection with the July 2002 redemption, the Company wrote off approximately $2.7 million of previously capitalized costs relating to the Senior Notes. The Company also recognized $852,000 of unamortized bond discount relating to the Senior Notes. This resulted in a net of tax charge of $1.2 million or $0.03 per diluted share in the period ended September 30, 2002, which has been reflected as an extraordinary item.

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


OVERVIEW

In November 2001, Wabtec sold certain assets to GE Transportation Systems (GETS) for $238 million in cash. The assets sold primarily include locomotive aftermarket products and services for which Wabtec is not the original equipment manufacturer. The results for these businesses, along with other small non-core businesses that the Company has decided to exit, are classified as discontinued operations throughout this report. Prior period results were restated for the discontinued operations format.

Net income from continuing operations for the first nine months of 2002 and 2001 was $12.4 million or $0.29 per diluted share and $18.3 million or $0.42 per diluted share. The results for the first nine months of 2001 included a $3.5 million restructuring-related charge and $2 million of research and development tax credits. Without the effect of the aforementioned items, net income from continuing operations for the first nine months of 2001 would have been $18.6 million or $0.43 per diluted share. Net sales from continuing operations decreased to $518.6 million in the first nine months of 2002 as compared to $595.3 million in the same period in 2001. Operating margins of continuing operations for the first nine months of 2002 decreased to 6.7% as compared to 9.1% in the same period in 2001. The drop in net income was essentially volume and mix related.

Reported net loss for the first nine months of 2002 was $50.7 million, or $1.16 per diluted share, as compared to net income of $24.7 million, or $0.57 per diluted share in the same period in 2001. The results for the first nine months of 2002 included a $61.7 million, net of tax, write off of goodwill in accordance with SFAS No. 142, a $1.2 million, net of tax, loss on early extinguishment of debt and a $300,000, net of tax, loss from discontinued operations, while 2001 included $6.5 million, net of tax, of income from discontinued operations.

                THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

The following table sets forth the Company's net sales by business segment:

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30
                                        -----------------------
In thousands                              2002          2001
---------------------------------------------------------------
Freight Group                           $107,087      $115,580
Transit Group                             54,335        70,274
                                        --------      --------
     Net sales                          $161,422      $185,854
---------------------------------------------------------------

Net sales for the third quarter of 2002 decreased $24.4 million, or 13.1%, to $161.4 million as compared to the prior year period. Both the Freight Group and Transit Group had lower sales. The Freight Group's decreased sales reflected lower sales of components for new freight cars and locomotives. In the quarter, industry deliveries of new freight cars decreased to 4,925 units as compared to 7,175 in the same period in 2001. The Transit Group's decreased sales were primarily due to the completion of a contract to supply components for New York City subway cars.

Gross profit decreased to $43.3 million in the third quarter of 2002 compared to $47.8 million in the same period of 2001. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 26.8% compared to 25.7% in the same period of 2001. (Gross profit was 25.2% in the second quarter of 2002.) The increase in gross profit percentage is primarily due to favorable product mix and cost reductions. The decrease in gross profit dollars is primarily attributed to the decrease in sales volumes.

After excluding goodwill amortization (due to the required adoption of Financial Accounting Standard 142, goodwill is no longer amortized) of $1.8 million and restructuring charges of $1.6 million in the third quarter of 2001, operating expenses improved by $1.4 million in the third quarter of 2002 as compared to the same period of 2001, due to a decrease in selling, general and administrative expenses.

Operating income totaled $11.2 million (or 6.9% of sales) in the third quarter of 2002 compared with $10.9 million (or 5.9% of sales) in the same period in 2001. Higher operating income resulted from decreased operating expenses in the third quarter of 2002. (See Note 8 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Interest expense decreased 61.3% in the third quarter of 2002 as compared to the prior year quarter primarily due to a substantial decrease in debt and interest rates.

The effective income tax rate was 35% in both the third quarter of 2002 and 2001.

         NINE MONTH PERIOD OF 2002 COMPARED TO NINE MONTH PERIOD OF 2001

The following table sets forth the Company's net sales by business segment:

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30
                                        -----------------------
In thousands                              2002          2001
---------------------------------------------------------------
Freight Group                           $322,454      $375,542
Transit Group                            196,101       219,734
                                        --------      --------
     Net sales                          $518,555      $595,276
---------------------------------------------------------------

Net sales for the first nine months of 2002 decreased $76.7 million, or 12.9%, to $518.6 million as compared to the prior year period. Both the Freight Group and Transit Group had lower sales. The Freight Group's decreased sales reflected lower sales of components for new freight cars and locomotives. In the first nine months, industry deliveries of new freight cars decreased to 12,935 units as compared to 27,227 in the same period in 2001. In the first nine months, industry deliveries of new locomotives decreased to 699 units as compared to 827 in the same period in 2001. The Transit Group's decreased sales were primarily due to the completion of a contract to supply components for New York City subway cars.

Gross profit decreased to $133.4 million in the first nine months of 2002 compared to $162.8 million in the same period of 2001. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 25.7% compared to 27.3% in the same period of 2001. The decrease in gross profit is primarily attributed to the decrease in sales volumes, an unfavorable product mix and pricing pressures.

After excluding goodwill amortization (due to the required adoption of Financial Accounting Standard 142, goodwill is no longer amortized) of $5.2 million and restructuring charges of $3.5 million in the first nine months of 2001, operating expenses improved $1.6 million in the first nine months of 2002 as compared to the same period of 2001, due to a decrease in selling, general and administrative expenses.

Operating income totaled $34.9 million (or 6.7% of sales) in the first nine months of 2002 compared with $54 million (or 9.1% of sales) in the same period in 2001. Lower operating income resulted from $76.7 million less in sales volumes and overall changes to product mix. (See Note 8 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Interest expense decreased 48.9% in the first nine months of 2002 as compared to the prior year period primarily due to a substantial decrease in debt and interest rates.

The effective income tax rate was 35% for the first nine months of 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's unsecured credit facility with a consortium of commercial banks ("credit agreement"). The following is a summary of selected cash flow information and other relevant data.

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30
                                       ------------------------
In thousands                              2002        2001
---------------------------------------------------------------
Cash provided (used) by:
  Operating activities:
     Income taxes                      $(28,067)      $  7,034
     Other operating activities          28,437         79,892
  Investing activities                   (8,749)        (7,930)
  Financing activities                  (27,807)       (84,187)
Earnings before interest, taxes,
   depreciation and amortization
   (EBITDA)                              54,204         79,259

Cash provided by operations other than income taxes in the first nine months of 2002 was $28.4 million compared to $79.9 million in the same period a year ago. EBITDA was the main provider of cash from operations in the first nine months of 2002. Planned income tax payments of approximately $30 million due to the fourth quarter 2001 net gain from the sale of certain businesses to GETS were the primary use of cash from operations for the first nine months of 2002.

Cash used for investing activities was $8.7 million in the first nine months of 2002 as compared to $7.9 million a year ago. In the first nine months of 2002, cash received from the sale of a product line was $1.4 million, compared to $4.1 million in the first nine months of 2001. In the first nine months of 2002, $1.7 million was paid to acquire the minority interest of a business that the Company did not already own as compared to $743,000 for a new product line in the same period of 2001. Capital expenditures in the first nine months of 2002 were $10.2 million compared to $16 million in the same period a year ago. The majority of capital expenditures for these periods relates to upgrades to dies and fixtures and replacement of existing equipment to improve the overall cost savings through efficiencies.

Cash used by financing activities was $27.8 million in the first nine months of 2002 versus $84.2 million in the same period a year ago. The Company reduced long-term debt by approximately $29.5 million in the first nine months of 2002 compared to $85.1 million in the same period a year ago.

The following table sets forth the Company's outstanding indebtedness at September 30, 2002. The revolving credit agreement and other term loan interest rates are variable and dependent on market conditions.

                                         SEPTEMBER 30  DECEMBER 31
In thousands                                 2002          2001
------------------------------------------------------------------
Revolving credit agreement                 $206,000      $ 60,000
9.375% Senior notes due 2005                      -       175,000
5.5% Industrial revenue bond due 2008         5,074         5,556
Other                                           530         1,314
                                           --------      --------
     Total                                 $211,604      $241,870
     Less-current portion                       819           782
                                           --------      --------
     Long-term portion                     $210,785      $241,088
------------------------------------------------------------------

Credit Agreement

The Company's credit agreement provides a $275 million five-year revolving credit facility expiring in 2004 and a 364-day $100 million convertible revolving credit facility through 2004 which is to be reconfirmed in November 2002. At September 30, 2002, the Company had available borrowing capacity, net of letters of credit, of approximately $146.4 million, subject to certain financial covenant restrictions.

9 3/8% Senior Notes Due June 2005

In June 1995, the Company issued $100 million of 9.375% Senior Notes due in 2005 (the "1995 Notes"). In January 1999, the Company issued an additional $75 million of 9.375% Senior Notes which were also due in 2005 (the "1999 Notes"; the 1995 Notes and the 1999 Notes are collectively, the "Notes"). The 1999 Notes were issued at a premium resulting in an effective rate of 8.5%. The terms of the 1995 Notes and the 1999 Notes are substantially the same, and the 1995 Notes and the 1999 Notes were issued pursuant to indentures that are substantially the same. The Notes were redeemed at par (face) on July 8, 2002 through the use of cash on hand and additional borrowings under the credit agreement. This redemption resulted in an extraordinary loss.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 2 and 5 of "Notes to Condensed Consolidated Financial Statements" included elsewhere in this report.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect financing costs associated with its variable-rate debt. After considering the effects of interest rate swaps, further described below, the Company's variable-rate debt represents 69% of total long-term debt at September 30, 2002. Management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases. An instantaneous 100 basis point increase in interest rates would reduce the Company's annual earnings by $949,000, assuming no additional intervention strategies by management.

See Note 2 of the Company's Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended September 30, 2002 included herein for discussion of swap contracts. These swap contracts are not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

FOREIGN CURRENCY EXCHANGE RISK

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of September 30, 2002, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2002, approximately 76% of Wabtec's net sales are in the United States, 7% in Canada, 2% in Mexico, and 15% in other international locations, primarily Europe. At September 30, 2002, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Wabtec's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of November 12, 2002, and they concluded that these controls and procedures are effective.

Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 12, 2002.

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

(b)  None.

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

                                            WESTINGHOUSE AIR BRAKE TECHNOLOGIES
                                            CORPORATION

                                            By:    /s/ ROBERT J. BROOKS
                                                --------------------------------
                                                Robert J. Brooks
                                                Chief Financial Officer

                                            Date:   November 14, 2002

                                  CERTIFICATION

I, Gregory T.H. Davies, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Westinghouse Air Brake Technologies Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002

/s/ GREGORY T.H. DAVIES
-----------------------------
Name:  Gregory T.H. Davies
Title:  President & Chief Executive Officer

                                  CERTIFICATION

I, Robert J. Brooks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Westinghouse Air Brake Technologies Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002

/s/ ROBERT J. BROOKS
---------------------------
Name:  Robert J. Brooks
Title:  Chief Financial Officer

                                  CERTIFICATION

                  Pursuant to 18 U.S.C. Section 1350, the undersigned officers of Wabtec Corporation (the "Company"), hereby certify, to the best of their knowledge, that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                         By:  /s/ GREGORY T. H. DAVIES
                                             ----------------------------------
                                             Gregory T. H. Davies
                                             President & Chief Executive Officer

                                         Date:    November 14, 2002



                                         By:  /s/ ROBERT J. BROOKS
                                             ----------------------------------
                                             Robert J. Brooks
                                             Chief Financial Officer

                                         Date:     November 14, 2002

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