Form 10-K
period 2002-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2003-03-31
CIK 943452

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the fiscal year ended December 31, 2002

                                       or

   [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from        to

                         COMMISSION FILE NUMBER 1-13782

                             WESTINGHOUSE AIR BRAKE
                            TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      25-1615902
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

            1001 AIR BRAKE AVENUE                              (412) 825-1000
        WILMERDING, PENNSYLVANIA 1514                 (Registrant's telephone number)
   (Address of principal executive offices,
              including zip code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               TITLE OF CLASS                       NAME OF EXCHANGE ON WHICH REGISTERED
               --------------                       ------------------------------------
   COMMON STOCK, PAR VALUE $.01 PER SHARE                 NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No __.

The registrant estimates that as of June 30, 2002, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $460 million based on the closing price on the New York Stock Exchange for such stock.

As of March 27, 2003, 43,460,313 shares of Common Stock of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 21, 2003 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1   Business....................................................      2
Item 2   Properties..................................................      8
Item 3   Legal Proceedings...........................................     10
Item 4   Submission of Matters to a Vote of Security Holders.........     10
         Executive Officers of the Company...........................     10

                                   PART II
Item 5   Market for Registrant's Common Stock and Related Stockholder
           Matters...................................................     11
Item 6   Selected Financial Data.....................................     12
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     13
Item 7A  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     20
Item 8   Financial Statements and Supplementary Data.................     21
Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................     21

                                  PART III
Item 10  Directors and Executive Officers of the Registrant..........     21
Item 11  Executive Compensation......................................     21
Item 12  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters................     21
Item 13  Certain Relationships and Related Transactions..............     21
Item 14  Controls and Procedures.....................................     21

                                   PART IV
Item 15  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.......................................................     23

                                     PART I

ITEM 1. BUSINESS

GENERAL

Westinghouse Air Brake Technologies Corporation does business as Wabtec Corporation. All references to "we", "our", "us", the "Company" and "Wabtec" refer to Westinghouse Air Brake Technologies Corporation, a Delaware corporation, and its subsidiaries.

Wabtec is one of North America's largest providers of value-added, technology-based equipment and services for the rail industry. The Company's products can be found on virtually all U.S. locomotives, freight cars and passenger transit vehicles. The Company is based in Wilmerding, Pa., and has 4,409 full time employees at facilities throughout North America and around the world.

The Company believes that it maintains a market share of 50% or more in North America for its primary braking-related equipment, and leading market shares in North America for most of its other principal products. Wabtec also sells products in Europe, Africa, Australia, South America and Asia. The Company's products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, include: brakes for locomotives, freight cars and passenger transit vehicles; electronic controls and monitors; heat exchangers and cooling systems; switcher and commuter locomotives; couplers; door systems; and draft gears. The Company aggressively pursues technological advances for both new product development and product enhancements.

Management and insiders of the Company own approximately 15% of Wabtec's outstanding shares, with the remaining shares held by investment companies and individuals. Executive management incentives focus on earnings, cash flow and working capital targets in order to align management interests with those of outside shareholders.

The Company was formed from the November 1999 merger of Westinghouse Air Brake Company ("WABCO") and MotivePower Industries, Inc. ("MotivePower"). WABCO has its origin in a business founded by George Westinghouse in 1869.

In 2001, Wabtec sold certain assets to GE Transportation Systems (GETS) for $238 million in cash. The assets sold primarily included locomotive aftermarket products and services for which Wabtec was not the original equipment manufacturer. All of these assets had been part of MotivePower. The results for these businesses, along with other businesses that the Company has decided to exit, are classified as discontinued operations throughout this report.

INDUSTRY OVERVIEW

The Company provides products and services primarily for the global freight rail and passenger transit industries, with about 54 percent of its sales to the aftermarket. About 85 percent of the Company's sales are in North America. The Company's primary customers are freight and passenger railroads, and manufacturers of transportation vehicles such as locomotives, freight cars, subway cars and buses. As such, the Company's operating results are strongly influenced by the level of activity, financial condition and capital spending plans of the global railroad industry. Rail traffic, in terms of both freight and passengers, is a key factor underlying the demand for the Company's products, particularly in the aftermarket. Government investment in public rail transportation also plays a significant role. Additionally, railroads continuously seek to increase the efficiency and productivity of their rail operations to improve profitability, which results in the purchase of new, more-efficient equipment.

To a large degree, market conditions in the U.S. freight railroad industry are dependent on the U.S. economy. With the U.S. economy experiencing a recession in 2001 and slow growth in 2002, railroads have faced difficult market conditions. In 2002, revenue ton-miles (a main indicator of rail activity; defined as weight times distance traveled by Class I railroads), increased only about 1 percent and car loadings decreased about 1 percent compared to 2001. This level of activity resulted in railroads deferring maintenance on certain locomotives and freight cars in their fleets, which, in turn, reduced aftermarket sales for the Company. The Company expects that railroads may return to a more typical pattern of maintenance spending as the U.S. economy strengthens and the level of activity in the industry begins to show consistent increases.

The Company is also affected by the level of activity in the original equipment markets for new locomotives and freight cars. Currently, the active locomotive fleet in the North American market numbers approximately 33,000 units, including heavy-haul freight locomotives, commuter locomotives and lower-horsepower, short-haul and terminal locomotives. The average number of new locomotives delivered in each of the past 10 years was about 1,000 annually. The introduction of new technologies has enabled the railroads to purchase more efficient and powerful locomotives to increase productivity. Many of the Company's products help to provide this greater productivity. In 2002, deliveries of new, heavy-haul locomotives were 940, down from 1,085 in 2001; in 2003, the Company expects the industry to deliver about 700 new locomotives.

Currently, the active freight car fleet in North America numbers approximately
1.3 million. The average number of new freight cars delivered in each of the past 10 years was about 50,000 annually. In both 1998 and 1999, however, the industry delivered about 75,000 cars, as railroads and leasing companies increased purchases to help alleviate traffic congestion in the U.S. rail system following several railroad mergers and to meet increased demand. As the U.S. economy began to slow down and the congestion abated, railroads and leasing companies reduced new car purchases. As a result, in 2002, new freight car deliveries were substantially below the 10-year average for the second consecutive year (17,736, compared to 34,247 in 2001). The Company expects the industry to deliver about 22,000 new freight cars in 2003, again well below average and below what the Company believes is normal replacement demand of about 40,000 units. The Company believes that the delivery rate for the next several years may increase, as railroads and leasing companies recognize the benefit of new technology and specialty cars designed to increase efficiency and productivity.

The Company believes that its products and services offer railroads the ability to reduce costs and increase productivity to meet their efficiency goals. However, the Company operates in a highly competitive environment, and there can be no assurance that increased rail traffic, higher fleet utilization, or other economically favorable industry conditions will benefit the Company.

Demand for passenger transit original equipment and aftermarket products is driven by the replacement, building and/or expansion programs of transit authorities. These programs are funded in part by U.S. federal and state government programs, the most important of which has been TEA-21, which is expected to provide up to $42 billion nationally, subject to appropriations, for transit-related infrastructure through 2003. During 2003, the U.S. federal government is expected to pass new legislation outlining transportation infrastructure funding for the next several years. The level of funding will have an impact on the capital spending plans of transit authorities. In recent years, TEA-21 funding has resulted in strong demand for new passenger transit vehicles, particularly in New York City, which owns about 40 percent of the transit vehicles in North America. The average delivery rate for new transit vehicles in the past 10 years was about 500 units annually. In 2002, the industry delivered 1,230 new rail transit vehicles, compared to 1,072 in 2001. In 2003, the Company expects deliveries to be about 700 units, reflecting the completion of a major order by the Metropolitan Transportation Authority of New York City. In late 2002, New York City placed another major order for new subway cars, with deliveries commencing in 2005. As a result, the Company expects the transit vehicle delivery rate to be in the range of 500-800 units for the next several years. While aftermarket spending is expected to be lower in 2003, as budget cutbacks and a decrease in ridership levels have a negative short-term impact, it could increase in future years due to normal wear.

BUSINESS SEGMENTS AND PRODUCTS

Approximately 46% of net sales in 2002 were directly to Original Equipment Manufacturers (OEMs) of locomotives, railway freight cars and passenger transit vehicles. We believe that our substantial installed base of products to the OEMs is a significant competitive advantage for providing products and services to the aftermarket because end-users often look to purchase safety and performance-related replacement parts from the original supplier. As such, the majority of the Company's sales were derived from the sale of aftermarket replacement parts, repair services and overhaul work purchased by operators of rail vehicles such as railroads, transit authorities, utilities and leasing companies (collectively, "end users" or the "aftermarket").

We provide products and services through two principal business segments, the Freight Group and the Transit Group.

FREIGHT GROUP -- Includes components and services for new and existing freight cars and locomotives. Revenues are derived from OEM and aftermarket sales, including repairs and services. Freight Group revenues, as a percentage of total net sales, were 64%, 63%, and 66% in 2002, 2001 and 2000, respectively.

Specific product lines within the Freight Group are:

- FREIGHT CAR PRODUCTS AND SERVICES -- We manufacture, sell and service air brake equipment, draft gears, hand brakes, slack adjusters, and composite brake shoes, blocks and pads for the OEM freight car market and for the aftermarket in the form of parts and repair services. Net sales per typical freight car can vary considerably based upon the type and purpose of the freight platform, with articulated or intermodal cars generally having the highest Wabtec product content. The Company's traditional freight products include the ABDX Freight Brake Valve, the Mark Series draft gears, hand brakes and slack adjusters, and SAC-1(TM)Articulated Coupler.

- LOCOMOTIVE PRODUCTS AND SERVICES -- We manufacture, sell and service air brake equipment, gearing, compressors, air dryers, slack adjusters, brake cylinders, and monitoring and control equipment for the locomotive OEM and aftermarket.

We also manufacture switcher and commuter locomotives and provide maintenance support for these locomotives. The Locomotive product line also includes manufacturing and distribution of replacement, new and remanufactured components and parts for regional railroads. As a supplier of proprietary components for locomotives manufactured by the Electro-Motive Division of General Motors Corporation ("EMD") and the GE Transportation Systems unit of General Electric Company, Wabtec also provides these components in the aftermarket directly to railroad customers.

Demand for aftermarket components is influenced by rail traffic activity and the maintenance requirements of the railroads.

- HEAT EXCHANGERS -- We manufacture, sell and service heat exchangers and cooling equipment for the locomotive OEM and aftermarket and the industrial (non-rail) OEM and aftermarket.

- ELECTRONICS -- We manufacture, sell and service high-quality electronics for the railroads in the form of on-board systems and braking for locomotives and freight cars. We are an industry leader in insulating or "hardening" electronic components to protect them from severe conditions, including extreme temperatures and high/shock vibration environments. Our new product development effort has focused on electronic technology for brakes and controls, and over the past several years, we introduced a number of significant new products including the EPIC(R) Electronic Brake, Electronically Controlled Pneumatic (ECP) freight brake, Positive Train Control equipment that encompasses onboard digital data and global positioning communication protocols, PowerLink(TM), Train Trax(TM), Trainlink(TM), Train Sentry III(R), Fuellink(TM) and Armadillo(TM).

TRANSIT GROUP -- Includes products and services for passenger transit vehicles (typically subway cars and buses). Revenues are derived primarily from OEM and aftermarket component parts sales. Revenues from the Transit Group, as a percentage of total net sales, were 36%, 37% and 34% in 2002, 2001 and 2000, respectively.

We manufacture, sell and service electronic brake equipment, pneumatic control equipment, air compressors, tread brakes and disc brakes, couplers, collection equipment, monitoring systems, wheels, climate control and door equipment and other components for passenger transit vehicles.

Substantially all of our principal passenger transit products are engineered to customer specifications. Consequently, there is less standardization among these products than with the Freight Group products. The Transit Group also focuses on new product development and has introduced a number of new products during the past several years, including Decelostat(TM), SW 800(TM), Twin Cushion(TM), Waughmat(TM), and Class(TM).

For additional information on our business segments, see Note 21 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report.

STRATEGY

The Company's goal is to assist their primary customers, the railroads, gain market share by providing products designed to increase productivity, safety and reliability. In addition, the Company is committed to building shareholder value by executing the following four-point plan:

Focus on increasing sales to manufacturers of original equipment -- The Company currently serves as a Tier I supplier to OEMs in certain markets, but it desires to increase business with these customers. To achieve this goal, the Company plans to focus on integrating its electrical, pneumatic and mechanical technologies across business units and combining them as a complete package. Increasingly, customers will be able to purchase complete assemblies from

Wabtec, rather than purchasing individual components from multiple suppliers. This can improve reliability and reduce product integration issues. The Company expects this capability to strengthen its position against competitors that do not have the breadth and depth of Wabtec's product line.

Expand Globally -- We believe that international markets represent a significant opportunity for future growth. Our net sales outside of the United States comprised approximately 24%, 26% and 24% of total sales in 2002, 2001, and 2000, respectively (see Note 21 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report). We intend to increase our existing international sales through acquisitions, direct sales of products through our subsidiaries and licensees, and joint ventures with railway suppliers having a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars.

Accelerate New Product Development -- We will continue to emphasize research and development to create new and improved products to increase our market share and profitability. We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board equipment, as a means of new product growth. In addition, we seek to provide customers with incremental technological advances that offer immediate benefits for relatively low investments.

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

BACKLOG

The Company maintains a backlog of customer orders, although a majority of its revenues are derived from aftermarket sales, which typically carry lead times of less than 30 days. As such, the backlog is a more important indicator of original equipment sales than aftermarket activity.

The Company's contracts are subject to standard industry cancellation provisions, including cancellations on short notice or upon completion of designated stages. Substantial scope-of-work adjustments are common. For these and other reasons, completion of the Company's backlog may be delayed or cancelled and backlog should not be relied upon as an indicator of the Company's future performance. The railroad industry, in general, has historically been subject to fluctuations due to overall economic conditions and the level of alternative modes of transportation.

The backlog of customer orders as of December 31, 2002, and December 31, 2001, and the expected year of completion is as follows.

                                   TOTAL                            TOTAL
                                  BACKLOG                OTHER     BACKLOG                OTHER
IN THOUSANDS                      12/31/02     2003      YEARS     12/31/01     2002      YEARS
-------------------------------------------------------------------------------------------------
Freight Group...................  $237,654   $151,583   $ 86,071   $284,754   $143,721   $141,033
Transit Group...................   180,942    127,002     53,940    228,278    152,808     75,470
                                  --------   --------   --------   --------   --------   --------
     Total......................  $418,596   $278,585   $140,011   $513,032   $296,529   $216,503
                                  ========   ========   ========   ========   ========   ========

ENGINEERING AND DEVELOPMENT

Consistent with its strategy of using technology to develop new products, the Company is actively engaged in a variety of engineering and development activities. For the fiscal years ended December 31, 2002, 2001, and 2000, the Company incurred costs of approximately $33.6 million, $33.2 million and $32.3 million, respectively, on product development and improvement activities (exclusive of manufacturing support). Such expenditures represented approximately 4.8%, 4.2% and 4% of net sales for the same periods, respectively. The increase in the percentage of sales spent on engineering and development illustrates the Company's commitment to new product development. From time to time, the Company conducts specific research projects in conjunction with universities, customers and other railroad product suppliers.

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

The Company uses an electronic Product Development System (e-PDS) to develop and monitor all new product programs. The system requires the product development team to follow a consistent methodology throughout the development process, from concept to launch, to ensure the product will meet customer expectations and internal profitability targets.

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

The Company and SAB WABCO Holdings B.V. ("SAB WABCO") entered into a license agreement (the "SAB License") on December 31, 1993, pursuant to which SAB WABCO granted the Company a license to the intellectual property and know-how related to the manufacturing and marketing of certain disc brakes, tread brakes and low noise and resilient wheel products. SAB WABCO is a former affiliate of the Company, both having been owned by the same parent in the early 1990s. In 2002, SAB WABCO was purchased by Vestar Capital Partners, which also owns stock in Wabtec. The SAB license expires December 31, 2003, but may be renewed for additional one-year terms. The Company believes that the patents which are covered by this license will expire prior to or concurrently with the license expiration.

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

CUSTOMERS

A few customers within each business segment represent a significant portion of the Company's net sales. One customer in the Transit Group represented 11% of consolidated sales in 2002 and 2001. The loss of a few key customers within the Company's Freight and Transit Groups could have an adverse effect on the Company's financial condition, results of operations and liquidity.

COMPETITION

The Company operates in a competitive marketplace. Price competition is strong and the existence of cost-conscious purchasers of a limited number has historically limited Wabtec's ability to increase prices. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. The Company's principal competitors vary to some extent across its principal product lines, but most competitors are smaller, privately held companies. Within North America, New York Air Brake

Company, a subsidiary of the German air brake producer Knorr-Bremse AG (collectively, "NYAB/ Knorr"), is the Company's principal overall OEM competitor. The Company's competition for locomotive, freight and passenger transit service and repair business is primarily from the railroads' and passenger transit authorities' in-house operations, the in-house operations of EMD and GETS, and NYAB/ Knorr.

EMPLOYEES

At December 31, 2002, the Company had 4,409 full time employees, approximately 36% of whom are unionized. A majority of the employees subject to collective bargaining agreements are within North America and these agreements are generally effective through 2003, 2004 and 2005.

The Company considers its relations with its employees and union representation to be good, but cannot assure that future contract negotiations will be favorable to the Company.

REGULATION

In the course of its operations, the Company is subject to various regulations of agencies and other entities. In the United States, these include principally the Federal Railroad Administration ("FRA") and the Association of American Railroads ("AAR").

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

EFFECTS OF SEASONALITY

The Company's business is not typically seasonal, although the third quarter results may be impacted by vacation and plant shutdowns at several of its major customers during this period.

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is included in Note 20 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report.

We believe that all statements other than statements of historical fact included in this report, including certain statements here under "Business" may constitute forward looking statements. For a complete discussion of the risks associated with these forward-looking statements, see pg. 19 of this report.

AVAILABLE INFORMATION

The Company maintains an Internet site at http:/www.wabtec.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the annual report to stockholders and other information, are available free of charge on this site. The Company's Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

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

                                                                                                APPROXIMATE
LOCATION                              PRIMARY USE           PRIMARY SEGMENT      OWN/LEASE      SQUARE FEET
-----------------------------------------------------------------------------------------------------------
DOMESTIC
Wilmerding, PA                   Manufacturing/Service       Freight Group        Own             600,000(1)
Boise, ID                        Manufacturing               Freight Group        Own             294,700
Lexington, TN                    Manufacturing               Freight Group        Own             170,000
Jackson, TN                      Manufacturing               Freight Group        Own             150,000
Chicago, IL                      Manufacturing               Freight Group        Own             111,500
Laurinburg, NC                   Manufacturing               Freight Group        Own             105,000
Greensburg, PA                   Manufacturing               Freight Group        Own              97,800
Germantown, MD                   Manufacturing/Service       Freight Group        Own              80,000
Willits, CA                      Manufacturing               Freight Group        Own              70,000
St. Louis, MO                    Manufacturing               Freight Group        Own              62,000
Kansas City, MO                  Service Center              Freight Group        Lease            55,900
Cedar Rapids, IA                 Manufacturing               Freight Group        Lease            37,000
Racine, WI                       Engineering/Office          Freight Group        Lease            32,500
Carson City, NV                  Service Center              Freight Group        Lease            22,000
Chicago, IL                      Service Center              Freight Group        Lease            19,200
Columbia, SC                     Service Center              Freight Group        Lease            12,300
Niles, IL                        Manufacturing               Transit Group        Own             355,300
Spartanburg, SC                  Manufacturing/Service       Transit Group        Lease           183,600
Buffalo Grove, IL                Manufacturing               Transit Group        Lease           115,570
Plattsburgh, NY                  Manufacturing               Transit Group        Lease            64,000
Elmsford, NY                     Service Center              Transit Group        Lease            28,000
Baltimore, MD                    Service Center              Transit Group        Lease             7,200
Richmond, CA                     Service Center              Transit Group        Lease             5,400
Sun Valley, CA                   Service Center              Transit Group        Lease             4,000
Atlanta, GA                      Service Center              Transit Group        Lease             1,200

                                                                                                APPROXIMATE
LOCATION                              PRIMARY USE           PRIMARY SEGMENT      OWN/LEASE      SQUARE FEET
-----------------------------------------------------------------------------------------------------------
INTERNATIONAL
Doncaster, UK                    Manufacturing/Service       Freight Group        Own             330,000
Stoney Creek, Ontario            Manufacturing/Service       Freight Group        Own             189,200
Wallaceburg, Ontario             Foundry                     Freight Group        Own             127,600
Wetherill Park, Australia        Manufacturing               Freight Group        Lease            73,100
San Luis Potosi, Mexico          Manufacturing               Freight Group        Own              48,600
Calgary, Alberta                 Manufacturing               Freight Group        Own              38,000
Kolkatta, India                  Manufacturing               Freight Group        Lease            32,000
Schweighouse, France             Manufacturing               Freight Group        Lease            30,000
Tottenham, Australia             Manufacturing               Freight Group        Lease            26,900
San Luis Potosi, Mexico          Foundry                     Freight Group        Own              24,500
Sydney, Australia                Sales Office                Freight Group        Lease            11,250
St-Laurent, Quebec               Manufacturing               Transit Group        Own             106,000
Jiangsu, China                   Manufacturing               Transit Group        Own              80,000
Sassuolo, Italy                  Manufacturing               Transit Group        Lease            30,000
Pointe-aux-Trembles, Quebec      Manufacturing               Transit Group        Lease            20,000
Burton on Trent, UK              Manufacturing               Transit Group        Lease            18,000
Etobicoke, Ontario               Service Center              Transit Group        Lease             3,800
-----------------------------------------------------------------------------------------------------------

(1) Approximately 250,000 square feet are currently used in connection with the Company's corporate and manufacturing operations. The remainder is leased to third parties.

Leases on the above facilities are long-term and generally include options to renew.

ITEM 3. LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 20 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                       EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to executive officers of the Company.

NAME                   AGE   OFFICE WITH THE COMPANY
----------------------------------------------------
William E. Kassling    59    Director and Chairman
                             of the Board
Gregory T. H. Davies   56    Director, President and
                             Chief Executive Officer
Robert J. Brooks       58    Director, Executive
                             Vice President and
                             Chief Financial
                             Officer, Secretary
John M. Meister        55    Executive Vice
                             President, Transit
Alvaro Garcia-Tunon    50    Senior Vice President,
                             Finance
Anthony J. Carpani     50    Vice President, Group
                             Executive, Friction
Paul E. Golden         33    President, Freight Car
                             Group
Timothy J. Logan       50    Vice President,
                             International
George A. Socher       54    Vice President,
                             Internal Audit and
                             Taxation
Scott E. Wahlstrom     39    Vice President, Human
                             Resources
Timothy R. Wesley      41    Vice President,
                             Investor Relations and
                             Corporate
                             Communications

WILLIAM E. KASSLING has been a director and Chairman of the Company since 1990, and served as Chief Executive Officer until February 2001. Mr. Kassling was also President of WABCO from 1990 through February 1998. From 1984 until 1990 he headed the Railway Products Group of American Standard Inc. Between 1980 and 1984 he headed American Standard's Building Specialties Group and between 1978 and 1980 he headed Business Planning for American Standard. Mr. Kassling is a director of Aearo Corporation, Scientific Atlanta, Inc. and Parker Hannifan.

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

JOHN M. MEISTER has been Vice President and General Manager of the Company's Passenger Transit Unit since 1990. In 1997, he was appointed to the newly created position of Executive Vice President, Transit Group. From 1985 until 1990 he was General Manager of the Passenger Transit business unit for the Railway Products Group of American Standard.

ALVARO GARCIA-TUNON has been Senior Vice President, Finance of the Company since November 1999. Mr. Garcia-Tunon was Vice President and Treasurer of the Company from August 1995 until November 1999. From 1990 until August 1995, Mr. Garcia-Tunon was Vice President of Business Development of Pulse Electronics, Inc.

ANTHONY J. CARPANI has been Vice President, Group Executive, Friction since June 2000. Previously, Mr. Carpani was Managing Director of Wabtec's Australian based subsidiary, Futuris Brakes, International (now known as F.I.P. Ltd.) from 1992 until June 2000.

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

SCOTT E. WAHLSTROM has been Vice President, Human Resources since November 1999. Previously, Mr. Wahlstrom was Vice President, Human Resources & Administration of MotivePower Industries from August 1996 until November 1999. From September of 1994 until August of 1996, Mr. Wahlstrom served as Director of Human Resources for MotivePower Industries.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange. As of March 27, 2003, there were 43,460,313 shares of Common Stock outstanding held by 1,053 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

QUARTER                 HIGH     LOW     DIVIDEND
-------------------------------------------------
2002
  Fourth.............  $14.73   $12.85     $.01
  Third..............  $14.15   $11.80     $.01
  Second.............  $15.99   $12.50     $.01
  First..............  $15.48   $11.85     $.01
-------------------------------------------------
2001
  Fourth.............  $13.25   $10.80     $.01
  Third..............  $15.24   $10.90     $.01
  Second.............  $15.00   $12.00     $.01
  First..............  $14.50   $10.75     $.01
-------------------------------------------------

The Company's credit agreement restricts the ability to make dividend payments, with certain exceptions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and see Note 9 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report.

At the close of business on March 27, 2003, the Company's Common Stock traded at $11.50 per share.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial information of the Company and has been derived from audited financial statements. This financial information should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

                                                         YEAR ENDED DECEMBER 31
                                          ----------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS      2002       2001       2000       1999       1998
----------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Net sales...............................  $696,195   $783,698   $811,178   $844,079   $790,672
Gross profit (1)........................   179,471    209,926    235,662    274,910    249,166
Operating expenses (2)..................  (131,937)  (152,145)  (139,669)  (144,255)  (131,846)
Merger and restructuring charge.........        --     (3,723)   (18,202)   (42,903)        --
                                          ----------------------------------------------------
Income from operations..................  $ 47,534   $ 54,058   $ 77,791   $ 87,752   $117,320
                                          ====================================================
Interest expense........................  $(16,221)  $(33,501)  $(43,649)  $(41,990)  $(30,883)
Other income (expense) (3)..............    (5,558)    (2,130)     3,776        428     11,223
Income from continuing operations before
  extraordinary item and cumulative
  effect of accounting change...........    17,513     13,962     19,200     24,503     63,752
Income from discontinued operations (net
  of tax)...............................       403      6,360      6,193     13,439     15,444
Gain (loss) on sale of discontinued
  operations (net of tax)...............      (529)    41,458         --         --         --
                                          ----------------------------------------------------
Income before extraordinary item and
  cumulative effect of accounting
  change................................    17,387     61,780     25,393     37,942     79,196
Net income (loss) (4)...................  $(45,479)  $ 61,780   $ 25,393   $ 36,623   $ 73,851
                                          ====================================================
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations before
  extraordinary item and cumulative
  effect of accounting change...........  $   0.40   $   0.32   $   0.45   $   0.55   $   1.44
Net income (loss) (4)...................  $  (1.04)  $   1.43   $   0.59   $   0.83   $   1.67
                                          ====================================================
Cash dividends declared per share.......  $   0.04   $   0.04   $   0.04   $   0.04   $   0.04
                                          ====================================================

                                                           AS OF DECEMBER 31
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          ----------------------------------------------------
BALANCE SHEET DATA
Total assets............................  $588,865   $729,952   $984,047   $996,676   $967,382
Total debt..............................   195,151    241,870    540,197    568,587    573,615
Shareholders' equity....................   199,262    245,271    196,371    181,878    144,076
----------------------------------------------------------------------------------------------

(1) In 2000, includes charges for merger and restructuring plan of $2 million and legal settlement of $2 million. In 1999, includes charges for merger and restructuring plan of $5.2 million.

(2) In 2001, includes charges for asset writedowns of $9.3 million consisting primarily of an asset impairment related to the locomotive lease fleet of $5.2 million, a writeoff of $1.8 million of an investment in Argentina and a $1.5 million writedown of a facility to its estimated realizable value, and severance costs of $1.7 million. Goodwill and other indefinite live intangibles amortization was $0, $7 million, $6.9 million, $6.5 million and $4.2 million in 2002, 2001, 2000, 1999 and 1998, respectively.

(3) In 2001, includes gain on asset sales of $685,000. In 2000, includes gain on asset sale of $4.4 million. In 1998, includes gain on asset sale of $8.4 million.

(4) Includes the items noted above, as well as the following: In 2002, a $61.7 million, net of tax, cumulative effect of accounting change for goodwill and a charge of $1.2 million, net of tax, for an extraordinary item related to an early extinguishment of debt. In 2001, a $2 million tax benefit for research and development tax credits. In 2000, a write-off of $5.1 million for a deferred tax asset relating to the termination of the Employee Stock Ownership Plan (ESOP). In 1999, a charge of $1.3 million, net of tax, for an extraordinary item related to an early extinguishment of debt. Excluding all of these items, earnings per diluted share from continuing operations were $0.40 in 2002, $0.49 in 2001 and $0.82 in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In November 2001, Wabtec sold certain assets to GE Transportation Systems for $238 million in cash. The assets sold primarily included locomotive aftermarket products and services for which Wabtec was not the original equipment manufacturer. The results for these businesses, along with several other small non-core businesses that the Company has decided to exit, are classified as discontinued operations throughout this report.

Net sales of ongoing operations decreased by 11.2% from $783.7 million in 2001 to $696.2 million in 2002. The major causes for the change were decreases in component sales due to the continuation of the weak freight market, a downturn in the locomotive overhaul market and the completion of a major transit contract in the third quarter of 2002.

Without non-recurring and non-operating items noted below, earnings from continuing operations were $17.5 million, or $0.40 per diluted share, for 2002 and $21.1 million, or $0.49 per diluted share, for 2001. The results for 2002 include a $61.7 million, net of tax, write off of goodwill in accordance with SFAS No. 142, a $1.2 million, net of tax, loss on early extinguishment of debt and $126,000 of loss from discontinued operations. The 2001 results include $47.8 million of income from discontinued operations (including a $41.5 million gain, net of tax, on the sale of assets to GE Transportation Systems noted above and writedown of certain businesses classified as discontinued operations), a $9.3 million charge for asset writedowns, a $3.7 million restructuring-related charge, a $685,000 gain on the disposition of excess facilities, a $2 million research and development tax credit and a $1.7 million charge for severance costs related to a 10 percent salary workforce reduction.

MERGER AND RESTRUCTURING PLAN

In 2001, the Company completed a merger and restructuring plan with charges totaling $71 million pre-tax, with approximately $2 million of the charge expensed in 2001, $20 million in 2000 and $49 million in 1999. The plan involved the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company.

As of December 31, 2002, $647,000 of the merger and restructuring charge still remained as accrued on the balance sheet as part of other accrued liabilities. The accrual on the balance sheet is discussed in greater detail in Note 24 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report.

The Company began and completed a new restructuring plan for the Transit rail business in 2001. The restructuring plan involved operational realignment and related workforce reductions. The charges in 2001 for the restructuring plan move totaled $2 million pre-tax. 2002 operations still included much of the cost of integration in normal operations

The $2 million charge in 2001 included costs associated with relocating several production operations from Chicago to Montreal, including severance costs for approximately 103 employees.

RESULTS OF OPERATIONS

The following table sets forth Wabtec's Consolidated Statements of Operations for the years indicated. 2002 operations included no adjustments. To enhance comparability with results of prior periods, the 2001 adjusted column represents the reported income statement excluding restructuring-related charges, asset writedowns, severance costs related to a 10 percent salary workforce reduction, research and development tax credits and the gain on the sale of excess facilities. The 2000 adjusted column represents the reported income statement excluding restructuring-related charges, a legal settlement charge, the write-off of a deferred tax asset and gain on the sale of a product line.

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                REPORTED   ADJUSTED   REPORTED   ADJUSTED   REPORTED
                 IN MILLIONS                      2002       2001       2001       2000       2000
----------------------------------------------------------------------------------------------------
Net sales.....................................  $ 696.2    $ 783.7    $ 783.7    $ 811.2    $ 811.2
Cost of sales.................................   (516.7)    (573.8)    (573.8)    (571.5)    (575.5)
                                                ----------------------------------------------------
Gross profit..................................    179.5      209.9      209.9      239.7      235.7
Selling, general and administrative
  expenses....................................    (93.0)     (95.0)     (96.7)     (94.8)     (94.8)
Merger and restructuring charges..............       --         --       (3.7)        --      (18.2)
Engineering expenses..........................    (33.6)     (33.2)     (33.2)     (32.3)     (32.3)
Asset writedowns..............................       --         --       (9.3)        --         --
Amortization expense..........................     (5.3)     (13.0)     (13.0)     (12.6)     (12.6)
                                                ----------------------------------------------------
Total operating expenses......................   (131.9)    (141.2)    (155.9)    (139.7)    (157.9)
                                                ----------------------------------------------------
Income from operations........................     47.6       68.7       54.0      100.0       77.8
Interest expense..............................    (16.2)     (33.5)     (33.5)     (43.7)     (43.7)
Other (expense) income, net...................     (5.6)      (2.8)      (2.1)      (0.7)       3.8
                                                ----------------------------------------------------
Income from continuing operations before
  income taxes, extraordinary item and
  cumulative effect of accounting change......     25.8       32.4       18.4       55.6       37.9
Income tax expense............................     (8.3)     (11.3)      (4.4)     (20.0)     (18.7)
                                                ----------------------------------------------------
Income from continuing operations before
  extraordinary item and cumulative effect of
  accounting change...........................     17.5       21.1       14.0       35.6       19.2
Discontinued operations
Income from discontinued operations (net of
  tax)........................................      0.4        6.4        6.4        6.2        6.2
Gain (loss) on sale of discontinued operations
  (net of tax)................................     (0.5)      41.4       41.4         --         --
                                                ----------------------------------------------------
Income before extraordinary item and
  cumulative effect of accounting change......     17.4       68.9       61.8       41.8       25.4
Extraordinary loss on extinguishment of debt,
  net of tax..................................     (1.2)        --         --         --         --
                                                ----------------------------------------------------
Income before cumulative effect of accounting
  change......................................     16.2       68.9       61.8       41.8       25.4
Cumulative effect of accounting change for
  goodwill, net of tax........................    (61.7)        --         --         --         --
                                                ----------------------------------------------------
Net income (loss).............................  $ (45.5)   $  68.9    $  61.8    $  41.8    $  25.4
                                                ====================================================

                             2002 COMPARED TO 2001

The following table sets forth the Company's net sales by business segment:

                                FOR THE YEAR ENDED
                                   DECEMBER 31,
                                -------------------
IN THOUSANDS                      2002       2001
---------------------------------------------------
Freight Group.................  $443,443   $490,261
Transit Group.................   252,752    293,437
                                -------------------
  Net sales...................  $696,195   $783,698
                                ===================

Net sales for 2002 decreased $87.5 million or 11.2% to $696.2 million as compared to the prior period. Both the Freight Group and Transit Group had lower sales. The Freight Group's decreased sales reflected lower sales of components for new freight cars and locomotives. In 2002, industry deliveries of new freight cars decreased to 17,736 units as compared to 34,247 in the same period in 2001. In 2002, industry deliveries of new locomotives decreased to 940 as compared to 1,085 in the same period in 2001. The Transit Group's decreased sales were primarily due to the completion of a supply contract for New York City subway cars in the third quarter of 2002.

Gross profit decreased to $179.5 million (or 25.8% of sales) in 2002 compared to $209.9 million (or 26.8% of sales) in the same period of 2001. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. The decrease in gross profit and margin is largely attributed to the effect of a decrease in sales volumes (approximately $35 million in gross profit). The resulting favorable balance is principally a result of cost reductions.

Operating expenses improved by $2.3 million in 2002 as compared to 2001 after excluding goodwill amortization (due to the required adoption of Financial Accounting Standard 142) of $7 million, $9.3 million for asset writedowns, $3.7 million for merger and restructuring charges and $1.7 million for severance costs in 2001. The decrease in operating expenses was due to a decrease in selling, general and administrative expenses.

Income from operations totaled $47.5 million in 2002 compared with $54.1 million in 2001. Operating income would have been $75.8 million in 2001 excluding the above adjustments shown in the prior paragraph. Lower operating income resulted from decreased sales volumes in 2002 (see Note 21 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report).

Interest expense decreased 51.6% in 2002 as compared to 2001, primarily due to a decrease in debt and interest rates. Debt, net of cash and equivalents, was $175.9 million at December 31, 2002 versus $187.9 million at the end of 2001.

The Company recorded foreign exchange losses of $1.2 million and $1.7 million, respectively, in 2002 and 2001 due to the continued strength of the dollar. Also in 2002, the Company wrote down a facility held for sale, resulting in a $2 million charge. These items were reported as other income (expense).

The effective income tax rate for 2002 was 32% as compared to 24.2% in 2001. The Company expects the ongoing rate to be approximately 35-36%. The 2002 rate includes the effect of research and development and foreign tax credits ($772,000). The 2001 rate includes the effect of substantial research and development tax credits ($2 million). Excluding these tax credits, the rate would have been 35% in both 2002 and 2001.

                             2001 COMPARED TO 2000

The following table sets forth the Company's net sales by business segment:

                                FOR THE YEAR ENDED
                                   DECEMBER 31,
                                -------------------
IN THOUSANDS                      2001       2000
---------------------------------------------------
Freight Group.................  $490,261   $532,889
Transit Group.................   293,437    278,289
                                -------------------
  Net sales...................  $783,698   $811,178
                                ===================

Net sales decreased $27.5 million or 3.4% to $783.7 million in 2001 from $811.2 million in 2000. This overall decrease was primarily attributable to decreased North American OEM freight car and locomotive component sales volumes and lower locomotive overhauls, all within the Freight Group. Sales volumes within the Freight Group reflected a softening OEM market for freight cars, with 34,247 freight cars delivered in 2001 compared to 55,821 in 2000. Partially offsetting these decreases were increases in Transit Group sales, due to increased shipments under the New York City MTA contract.

Gross profit decreased to $209.9 million (or 26.8% of sales) in 2001 compared to $235.7 million (or 29.1% of sales) in the same period of 2000. Gross margin is dependent on a number of factors including pricing, sales volume and product mix. The decrease in gross profit and margin is largely attributed to the effect of a decrease in sales volumes (approximately $11 million in gross profit). The balance is principally a result of changes to the sales mix primarily from a drop in the Freight Group of 8% offset by an increase in the Transit Group of 5% and overall pricing pressures in many product lines.

Total operating expenses as a percentage of net sales were 19.9% in 2001 and 19.5% in the same period a year ago. After excluding $9.3 million for asset writedowns, $3.7 million for merger and restructuring charges and $1.7 million for severance costs in 2001 and $18.2 million for 2000 merger and restructuring charges, operating expenses would have been 18% and 17.2% of net sales, respectively. Without the above adjustments, operating expenses would have increased $1.5 million in 2001 as compared to 2000.

Income from operations totaled $54.1 million in 2001 compared with $77.8 million in 2000. After excluding the merger and restructuring-related charges in both periods and the asset writedowns and severance costs in 2001 and a $2 million legal settlement in 2000, operating income would have been $68.7 million and $100 million in 2001 and 2000, respectively. Lower adjusted operating income resulted from decreased sales volumes in the Freight Group and changes in product mix (see Note 21 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report).

Interest expense decreased 23.2% to $33.5 million in 2001 from $43.6 million in 2000. Debt, net of cash and equivalents, was $187.9 million at December 31, 2001 versus $534.1 million at the end of 2000. The decrease in interest expense is primarily due to the lower debt amount as a result of working capital management and the sale proceeds from GETS received in November 2001 (with taxes on the gain deferred to 2002).

In 2001, the Company recorded foreign exchange losses of $1.7 million. In February 2000, the Company disposed of its transit electrification product line for $5.5 million in cash and recognized a gain of $4.4 million. These items were reported as other income (expense).

The effective income tax rate for 2001 was 24.2% as compared to 49.4% in 2000. The 2001 rate includes the effect of substantial research and development tax credits ($2 million). Excluding this tax credit, the rate would have been 35%. The 2000 rate includes the effect of the one-time, non-cash write-off of the deferred tax asset ($5.1 million) relating to the termination of the 1995 established ESOP. Excluding this effect, the rate would be 36%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's credit facilities with a consortium of commercial banks ("credit agreement"). The following is a summary of selected cash flow information and other relevant data.

                         YEAR ENDED DECEMBER 31,
                       ----------------------------
IN THOUSANDS            2002       2001      2000
---------------------------------------------------
Cash provided (used)
  by:
  Operating
    activities         $15,658   $119,097   $60,214
  Investing
    activities         (10,817)   227,413   (21,485)
  Financing
    activities:
    Debt paydown.....  (45,941)  (298,280)  (28,390)
    Other............    1,887      1,093    (9,619)
Earnings before
  interest, taxes,
  depreciation and
  amortization
  (EBITDA)...........   73,047     87,119   110,207
---------------------------------------------------

Operating cash flow in 2002 was $15.7 million as compared to $119.1 million in the same period a year ago. Working capital decreased $6 million in 2002, as inventory decreased by $16 million while payables and accruals decreased by $10 million. In 2001, working capital decreased significantly primarily due to a decrease in accounts receivable and inventory. During 2002 and 2001, cash outlays for merger and restructuring activities were approximately $2.5 million and $6.8 million, respectively, and are reported as a reduction to cash provided by operating activities. Also, in 2002, $30 million was paid in taxes related to the gain on the sale of locomotive aftermarket assets to GETS in 2001. The operating cash flow in 2002 excluding the $30 million tax payment from 2001 was approximately $46 million.

Cash used by investing activities was $10.8 million versus cash provided by investing activities of $227.4 million a year ago. Adjusting the 2001 amount by the sale of businesses to GE for $238 million, cash used by investing activities would have been approximately $10.6 million. In 2002, 2001 and 2000, the Company used $1.7 million, $3.7 million and $650,000, respectively, for certain business acquisitions. See Note 5 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report, for further information. Capital expendi-tures for continuing operations were $14.1 million, $20.7 million and $23.2 million in 2002, 2001 and 2000, respectively. The majority of capital expenditures for these periods relates to upgrades to existing equipment and replacement of existing equipment.

Cash used for financing activities was $44.1 million in 2002 versus $297.2 million in 2001. During 2002, the Company reduced long-term debt by $45.9 million. During 2001, the Company reduced long-term debt by $298.3 million. The Company repaid $175 million of senior notes in the third quarter of 2002 to take advantage of lower interest rates on the Company's revolving credit agreement. Historically, the Company has financed the purchase of significant businesses utilizing cash flow generated from operations and amounts available under its credit facilities.

EBITDA is defined as earnings before deducting interest expense, income taxes and depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, management believes that it is useful to an investor in evaluating Wabtec because it is widely used as a measure to evaluate a company's operating performance and ability to service debt. Financial covenants in our credit facility include ratios based on EBITDA. EBITDA does not purport to represent cash generated by operating activities and should not be considered in isolation or as substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties.

The following table sets forth the Company's outstanding indebtedness at December 31, 2002 and 2001. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

                              YEAR ENDED
                             DECEMBER 31,
                          -------------------
IN THOUSANDS                2002       2001
---------------------------------------------
Revolving credit
  agreement due 2004....  $189,700   $ 60,000
9.375% Senior notes.....        --    175,000
5.5% Industrial revenue
  bond due 2008.........     4,909      5,556
Other...................       542      1,314
                          -------------------
  Total.................   195,151    241,870
  Less -- current
     portion............       833        782
  Long-term portion.....  $194,318   $241,088
---------------------------------------------

Credit Agreement

In November 1999, Wabtec refinanced the then existing unsecured MotivePower credit agreement with a consortium of commercial banks. This unsecured credit agreement currently provides a $275 million five-year revolving credit facility expiring in November 2004 and a 364-day $95 million convertible revolving credit facility maturing in November 2004, with an annual renewal in November 2003. In November 2001, the Company and the banks negotiated a reduction in the 364-day facility from $213 million to $100 million, as a result of the $208 million, net of tax, cash proceeds from the sale of locomotive businesses to GE. In November 2002, the Company negotiated a further reduction in the 364-day facility from $100 million to $95 million. At December 31, 2002, the Company had available bank borrowing capacity, net of letters of credit, of approximately $159 million.

Under the credit agreement, the Company may elect a base rate, an interest rate based on the London Interbank Offered Rates of Interest ("LIBOR"), a cost of funds rate and a bid rate. The base rate is the greater of LaSalle Bank National Association's prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 87.5 to 200 basis points depending on the Company's consolidated total indebtedness to cash flow ratios. The current margin is 150 basis points. The cost of funds rate is a fluctuating interest rate based on LaSalle Bank National Association's then cost of funds. Under the bid rate option, any participating bank may propose the interest rate at which it will lend funds, which rate may either be a fixed rate or a floating rate based on LIBOR.

The credit agreement limits the Company's ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The credit agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations and sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; capital expenditures; and imposes a minimum interest expense coverage ratio and a maximum debt to cash flow ratio.

The credit agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and "change of control" of the Company.

Credit agreement borrowings bear variable interest rates indexed to the indexes described above. The maximum credit agreement borrowings, average credit agreement borrowings and weighted-average contractual interest rate on credit agreement borrowings was $217.7 million, $133.7 million and 3.31%, respectively for 2002. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31, 2002, the notional value of interest rate swaps outstanding totaled $60 million and effectively changed the Company's interest rate from a variable rate to a fixed rate of 8.7%. The interest rate swap agreements mature in June 2003. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

9 3/8% Senior Notes

In June 1995, the Company issued $100 million of 9.375% Senior Notes due in 2005 (the "1995 Notes"). In January 1999, the Company issued an additional $75 million of 9.375% Senior Notes due in 2005 (the "1999 Notes"; the 1995 Notes and the 1999 Notes are collectively, the "Notes"). The 1999 Notes were issued at a premium resulting in an effective rate of 8.5%. The terms of the 1995 Notes and the 1999 Notes were substantially the same, and the 1995 Notes and the 1999 Notes were issued pursuant to indentures that were substantially the same. The Notes were redeemed at par (face) on July 8, 2002 through the use of cash on hand and additional borrowings under the credit agreement. This redemption resulted in an extraordinary non-cash loss of $1.2 million, net of tax, relating to a write-off of deferred debt issuance costs. See Note 25 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report.

Industrial Revenue Bond

In July 1998, a subsidiary of the Company entered into a 10 -year $7.5 million debt obligation that bears an interest rate of 5.5% and is payable in monthly principal and interest installments. The proceeds of the bond provided financing for the purchase of a building used in the Company's operations.

Principal repayments of outstanding loan balances are due at various intervals until maturity. See Note 9 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report.

The Company believes, based on current levels of operations and forecasted earnings, cash flow and liquidity will be sufficient to fund its working capital and capital equipment needs as well as meeting the debt service requirements. If the Company's sources of funds were to fail to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place. The Company currently expects to refinance and replace its existing bank facility at least twelve months prior to its November 2004 expiration.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

     Economic and Industry Conditions

     --\ materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;

     --\ demand for services in the freight and passenger rail industry;

     --\ consolidations in the rail industry;

     --\ demand for our products and services;

     --\ continued outsourcing by our customers;

     --\ demand for freight cars, locomotives, passenger transit cars and buses;

     --\ industry demand for faster and more efficient braking equipment;

     --\ fluctuations in interest rates;

     Operating Factors

     --\ supply disruptions;

     --\ technical difficulties;

     --\ changes in operating conditions and costs;

     --\ successful introduction of new products;

     --\ labor relations;

     --\ completion and integration of additional acquisitions;

     --\ the development and use of new technology ;

     Competitive Factors

     --\ the actions of competitors;

     Political/Governmental Factors

     --\ political stability in relevant areas of the world;

     --\ future regulation/deregulation of our customers and/or the rail industry;

     --\ governmental funding for some of our customers;

     --\ political developments and laws and regulations, such as forced divestiture of assets, restrictions on production, imports or exports, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, and environmental regulations; and

     Transaction or Commercial Factors

     --\ the outcome of negotiations with partners, governments, suppliers, customers or others.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, environmental matters, the testing of goodwill and other intangibles for impairment, proceeds on assets to be sold, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company's financial statements at any given time. Despite these inherent limitations, management believes that Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. A discussion of the judgments and uncertainties associated with accounting for derivatives and environmental matters can be found in the "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report.

A summary of the Company's significant accounting policies is included in Note 2 in the "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

In 2002, Wabtec adopted the new standard of accounting for goodwill and intangible assets with indefinite lives. The cumulative effect adjustment recognized on January 1, 2002, upon adoption of the new standard, was a charge of $61.7 million (after tax). Also in 2002, amortization ceased for goodwill and intangible assets with indefinite lives. Total amortization expense recognized was $5.3 million in 2002, $13 million in 2001 and $12.6 million in 2000. Additionally, goodwill and indefinite-lived intangibles are required to be tested for impairment at least annually. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill). The Company uses a combination of a guideline public company market approach and a discounted cash flow model ("DCF model") to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecasted operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its business are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Other areas of significant judgments and estimates include the liabilities and expenses for pensions and other postretirement benefits. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). The rate used to discount future estimated liabilities is determined considering the rates available at year-end on debt instruments that could be used to settle the obligations of the plan. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets.

The recent declines in equity markets and interest rates have had a negative impact on Wabtec's pension plan liability and fair value of plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at the end of 2002, which resulted in a $7.1 million, net of tax, charge to other comprehensive loss in the fourth quarter.

As a global company, Wabtec records an estimated liability or benefit for income and other taxes based on what it determines will likely be paid in various tax jurisdictions in which it operates. Management uses its best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent on various matters including the resolution of the tax audits in the various affected tax jurisdictions and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the recorded amount. Management does not believe that such a charge would be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. After considering the effects of interest rate swaps, further described below, the Company's variable rate debt represents 66% of total long-term debt at December 31, 2002 and 1% in 2001. Management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases. At December 31, 2002, an instantaneous 100 basis point increase in interest rates would reduce the Company's annual earnings by $882,000, assuming no additional intervention strategies by management.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, and as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. In the application, the Company has concluded that its swap contracts qualify for "special cash flow hedge accounting" which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income on the balance sheet (see Note 22 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report). This fluctuation is not expected to have a material effect on the Company's financial condition, results of operations and liquidity.

FOREIGN CURRENCY EXCHANGE RISK

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of December 31, 2002, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2002, approximately 76% of Wabtec's net sales are in the United States, 7% in Canada, 2% in Mexico, and 15% in other international locations, primarily Europe. (See Note 21 of "Notes to Consolidated Financial Statements" included in Part IV, Item 15 of this report). At December 31, 2002, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

Wabtec's market risk exposure is not substantially different from its exposure at December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

See notes 2 and 8 of "Notes to Consolidated Financial Statements" included in
Part IV, Item 15 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in a Current Report on Form 8-K dated May 30, 2002, Wabtec dismissed Arthur Andersen LLP as Wabtec's independent public accountants on May 30, 2002 and, after a review of several possible candidates, appointed Ernst & Young LLP to serve as Wabtec's independent public accountants for the fiscal year ended December 31, 2002, in accordance with the recommendation of Wabtec's Board of Directors and its Audit Committee. The Company dismissed Arthur Andersen LLP as its auditor because it believed that the firm could no longer provide the necessary services on a global basis. There were no disagreements with Arthur Andersen reported.

                                    PART III

ITEMS 10 THROUGH 13.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and
Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2003. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002. Information relating to the executive officers of the Company is set forth in Part I.

ITEM 14. CONTROLS AND PROCEDURES

  (A) EVALUATION OF DISCLOSURE CONTROLS

      Wabtec's principal executive officer and its principal financial officer, based on an evaluation as of a date within 90 days of the filing date of this report, have concluded that Wabtec's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

  (B) CHANGES IN INTERNAL CONTROLS

      There were no significant changes in Wabtec's internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date of the evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

                                                                                PAGE
                                                                            -------------
(a)  (1)     FINANCIAL STATEMENTS
             Report of Independent Auditors (Ernst & Young LLP)                  28
             Report of Independent Auditors (Arthur Andersen LLP)                29
             Consolidated Balance Sheets as of December 31, 2002 and 2001        30
             Consolidated Statements of Operations for the three years
             ended December 31, 2002, 2001 and 2000                              31
             Consolidated Statements of Cash Flows for the three years
             ended December 31, 2002, 2001 and 2000                              32
             Consolidated Statements of Shareholders' Equity for the
             three years ended December 31, 2002, 2001 and 2000                  33
             Notes to Consolidated Financial Statements                          34

     (2)     FINANCIAL STATEMENT SCHEDULES
             Schedule II -- Valuation and Qualifying Accounts                    58
(b)          REPORTS ON FORM 8-K
             The Company filed a Current Report on Form 8-K on the date below pertaining to the following items:
                   None
                                                                            FILING METHOD
(C)                                    EXHIBITS                             -------------
      2.1    Amended and Restated Agreement and Plan of Merger, as
             amended (originally 8 included as Annex A to the Joint Proxy
             Statement/Prospectus)                                                8
      3.1    Restated Certificate of Incorporation of the Company dated
             January 30, 1995, as amended March 30, 1995                          2
      3.3    Amended and Restated By-Laws of the Company, effective
             November 19, 1999                                                    8
     10.1    MotivePower Stock Option Agreement (originally included as
             Annex B to the Joint Proxy Statement/Prospectus)                     8
     10.2    Westinghouse Air Brake Stock Option Agreement (originally
             included as Annex C to the Joint Proxy Statement/Prospectus)         8
     10.3    Voting Agreement dated as of September 26, 1999 among
             William E. Kassling, Robert J. Brooks, Harvard Private
             Capital Holdings, Inc. Vestar Equity Partners, L.P. and
             MotivePower Industries, Inc. (originally included as Annex D
             to the Joint Proxy Statement/Prospectus)                             8
     10.9    Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial
             institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank,
             and The Bank of New York (Schedules and Exhibits omitted)            9
     10.10   Amended and Restated Stockholders Agreement dated as of
             March 5, 1997 among the RAC Voting Trust ('Voting Trust'),
             Vestar Equity Partners, L.P. ('Vestar Equity'), Harvard
             Private Capital Holdings, Inc. ('Harvard'), American
             Industrial Partners Capital Fund II, L.P. ('AIP') and the
             Company                                                              5

                                                                            FILING METHOD
                                                                            -------------
     10.11   Common Stock Registration Rights Agreement dated as of
             January 31, 1995 among the Company, Scandinavian Incentive
             Holding B.V. ('SIH'), Voting Trust, Vestar Equity, Pulse
             Electronics, Inc., Pulse Embedded Computer Systems, Inc.,
             the Pulse Shareholders and ESOT (Schedules and Exhibits
             omitted)                                                             2
     10.12   Indemnification Agreement dated January 31, 1995 between the
             Company and the Voting Trust Trustees                                2
     10.13   Agreement of Sale and Purchase of the North American
             Operations of the Railway Products Group, an operating
             division of American Standard Inc., dated as of 1990 between
             Rail Acquisition Corp. and American Standard Inc. (only
             provisions on indemnification are reproduced)                        2
     10.14   Letter Agreement (undated) between the Company and American
             Standard Inc. on environmental costs and sharing                     2
     10.15   Purchase Agreement dated as of June 17, 1992 among the
             Company, Schuller International, Inc., Manville Corporation
             and European Overseas Corporation (only provisions on
             indemnification are reproduced)                                      2
     10.16   Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse
             Electronics, Inc., Pulse Embedded Computer Systems, Inc. and
             the Pulse Shareholders (Schedules and Exhibits omitted)              2
     10.17   License Agreement dated as of December 31, 1993 between SAB
             WABCO Holdings B.V. and the Company                                  2
     10.18   Letter Agreement dated as of January 19, 1995 between the
             Company and Vestar Capital Partners, Inc.                            2
     10.19   Westinghouse Air Brake Company 1995 Stock Incentive Plan, as
             amended                                                              7
     10.20   Westinghouse Air Brake Company 1995 Non-Employee Directors'
             Fee and Stock Option Plan, as amended                                9
     10.21   Employment Agreement between William E. Kassling and the
             Company                                                              2
     10.22   Letter Agreement dated as of January 1, 1995 between the
             Company and Vestar Capital Partners, Inc.                            2
     10.23   Form of Indemnification Agreement between the Company and
             Authorized Representatives                                           2
     10.24   Share Purchase Agreement between Futuris Corporation Limited
             and the Company (Exhibits omitted)                                   2
     10.25   Purchase Agreement dated as of September 19, 1996 by and
             among Mark IV Industries, Inc., Mark IV PLC, and W&P Holding
             Corp. (Exhibits and Schedules omitted) (Originally filed as
             Exhibit No. 2.01)                                                    3
     10.26   Purchase Agreement dated as of September 19,1996 by and
             among Mark IV Industries Limited and Westinghouse Railway
             Holdings (Canada) Inc. (Exhibits and Schedules omitted)
             (Originally filed as Exhibit No. 2.02)                               3
     10.27   Amendment No. 1 to Amended and Restated Stockholders
             Agreement dated as of March 5, 1997 among the Voting Trust,
             Vestar, Harvard, AIP and the Company                                 5
     10.28   Common Stock Registration Rights Agreement dated as of March
             5, 1997 among the Company, Harvard, AIP and the Voting Trust         5
     10.29   1998 Employee Stock Purchase Plan                                    7
     10.30   Sale Agreement dated as of August 7, 1998 by and between
             Rockwell Collins, Inc. and the Company (Schedules and
             Exhibits omitted) (Originally filed as Exhibit No. 2.01)             6

                                                                            FILING METHOD
                                                                            -------------
     10.31   Amendment No. 1 dated as of October 5, 1998 to Sale
             Agreement dated as of August 7, 1998 by and between Rockwell
             Collins, Inc. and the Company (Originally filed as Exhibit
             No. 2.02)                                                            6
     10.32   Westinghouse Air Brake Technologies Corporation 2000 Stock
             Incentive Plan                                                      10
     10.33   Amendment No. 1, dated as of November 16, 2000, by and among the Company and the Guarantors from Time to Time Party
             Thereto, and the Banks From Time to Time Party Thereto, and
             ABN AMRO Bank N.V. as bookrunner and co-syndication agent,
             The Bank of New York, as co-syndication agent, Mellon Bank,
             N.A., as documentation agent, and The Chase Manhattan Bank
             USA, N.A., (successor in interest to Chase Manhattan Bank
             Delaware), as an issuing bank, to the Amended and Restated
             Refinancing Credit Agreement, dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO
             Bank N.V., The Chase Manhattan Bank, and The Bank of New
             York which was filed as Exhibit 10.9 to the Company's Annual
             Report on Form 10-K for the period ended December 31, 1999
             (Exhibits omitted)                                                  11
     10.34   Amendment No. 2, dated as of March 30, 2001, by and among
             the Company and the Guarantors from Time to Time Party
             Thereto, and the Banks From Time to Time Party Thereto, and
             ABN AMRO Bank N.V. as bookrunner and co-syndication agent,
             The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A.,
             (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing
             Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO
             Bank N.V., The Chase Manhattan Bank, and The Bank of New
             York which was filed as Exhibit 10.9 to the Company's Annual
             Report on Form 10-K for the period ended December 31, 1999
             (Exhibits omitted)                                                  13
     10.35   Amendment No. 3, dated as of July 18, 2001, by and among the
             Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle
             Bank National Association and ABN AMRO Bank N.V. as
             bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, The Chase Manhattan Bank as
             administrative agent, Mellon Bank, N.A., as documentation
             agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing
             bank, to the Amended and Restated Refinancing Credit
             Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank
             N.V., The Chase Manhattan Bank, and The Bank of New York
             which was filed as Exhibit 10.9 to the Company's Annual
             Report on Form 10-K for the period ended December 31, 1999
             (Exhibits omitted)                                                  13
     10.36   Amendment No. 4, dated as of September 17, 2001, by and
             among the Company and the Guarantors from Time to Time Party
             Thereto, and the Banks From Time to Time Party Thereto, and
             LaSalle Bank National Association as bookrunner and
             co-syndication agent, The Chase Manhattan Bank as
             administrative agent, The Bank of New York, as
             co-syndication agent, Mellon Bank, N.A., as documentation
             agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing
             bank, to the Amended and Restated Refinancing Credit
             Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, LaSalle Bank
             National Association, The Chase Manhattan Bank, and The Bank
             of New York which was filed as Exhibit 10.9 to the Company's
             Annual Report on Form 10-K for the period ended December 31,
             1999 (Exhibits omitted)                                             13

                                                                            FILING METHOD
                                                                            -------------
     10.37   Amendment No. 5, dated as of November 14, 2001, by and among the Company and the Guarantors from Time to Time Party
             Thereto, and the Banks From Time to Time Party Thereto, and
             LaSalle Bank National Association as bookrunner and
             co-syndication agent, JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as administrative agent, The
             Bank of New York, as co-syndication agent, Mellon Bank,
             N.A., as documentation agent, and The Chase Manhattan Bank
             USA, N.A., (successor in interest to Chase Manhattan Bank
             Delaware), as an issuing bank, to the Amended and Restated
             Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial
             institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period
             ended December 31, 1999 (Exhibits omitted)                          13
     10.38   Amendment No. 6, dated as of November 13, 2002, by and among the Company and the Guarantors from Time to Time Party
             Thereto, and the Banks From Time to Time Party Thereto, and
             LaSalle Bank National Association as bookrunner and
             co-syndication agent, JP Morgan Chase Bank as administrative agent, and The Bank of New York, as co-syndication agent,
             Mellon Bank, N.A., as documentation agent, LaSalle Bank
             National Association, as an issuing bank, ABN AMRO Bank
             N.V., as an issuing bank, and The Chase Manhattan Bank USA,
             N.A., (successor in interest to Chase Manhattan Bank
             Delaware), as an issuing bank, to the Amended and Restated
             Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial
             institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period
             ended December 31, 1999                                              1
     10.39   Asset Purchase Agreement, by and between General Electric
             Company, through its GE Transportation Systems business and
             Westinghouse Air Brake Technologies Corporation, dated as of
             July 24, 2001                                                       12
     21      List of subsidiaries of the Company                                  1
     23.1    Consent of Ernst & Young LLP                                         1
     23.2    Information Regarding Consent of Arthur Andersen LLP                 1
     99.1    Annual Report on Form 11-K for the year ended December 31,
             2002 of the Westinghouse Air Brake Technologies Corporation
             Savings Plan                                                         1
     99.2    Annual Report on Form 11-K for the year ended December 31,
             2002 of the Westinghouse Air Brake Technologies Corporation
             Savings Plan for Hourly Employees                                    1
     99.3    Annual Report on Form 11-K for the year ended December 31,
             2002 of the Westinghouse Air Brake Company Savings Plan for
             Non-Pittsburgh Hourly Employees                                      1

--------------------------------------------------------------------------------

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

  FILING METHOD
  -------------
        8         Filed as part of the Company's Registration Statement on
                  Form S-4 (No. 333-88903).
        9         Filed as an exhibit to the Company's Annual Report on Form
                  10-K for the period ended December 31, 1999.
       10         Filed as an exhibit to the Company's Quarterly Report on
                  Form 10-Q for the period ended June 30, 2000.
       11         Filed as an exhibit to the Company's Annual Report on Form
                  10-K for the period ended December 31, 2000.
       12         Filed as an exhibit to the Company's Current Report on Form
                  8-K, dated November 13, 2001.
       13         Filed as an exhibit to the Company's Annual Report on Form
                  10-K for the period ended December 31, 2001.

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION:

We have audited the accompanying consolidated balance sheet of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in the index in Item 15(a)2 of this Registration Statement. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2001, and for the two fiscal years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 18, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully discussed in Note 8 to the consolidated financial statements, effective January 1, 2002, Westinghouse Air Brake Technologies Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

As discussed above, the consolidated financial statements of Westinghouse Air Brake Technologies Corporation as of December 31, 2001, and for the two fiscal years then ended were audited by other auditors who have ceased operations. As described in Note 8, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 8 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

February 14, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 18, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report Form 10-K. See Exhibit 23.2 for further discussion.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
IN THOUSANDS, EXCEPT SHARE AND PAR VALUE                        2002         2001
------------------------------------------------------------------------------------
                           ASSETS
CURRENT ASSETS
Cash........................................................  $  19,210    $  53,949
Accounts receivable.........................................    108,019      106,527
Inventories.................................................     88,470      104,930
Deferred income taxes.......................................     23,613       22,960
Other.......................................................      5,911        7,328
                                                              ----------------------
    Total current assets....................................    245,223      295,694
Property, plant and equipment...............................    308,495      318,188
Accumulated depreciation....................................   (159,903)    (150,493)
                                                              ----------------------
    Property, plant and equipment, net......................    148,592      167,695
OTHER ASSETS
Assets held for sale........................................     10,105        7,180
Prepaid pension costs.......................................        110        1,449
Goodwill, net...............................................    109,450      198,788
Other intangibles, net......................................     41,524       44,348
Deferred income taxes.......................................     26,112        3,860
Other noncurrent assets.....................................      7,749       10,938
                                                              ----------------------
    Total other assets......................................    195,050      266,563
                                                              ----------------------
         Total Assets.......................................  $ 588,865    $ 729,952
                                                              ======================
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt...........................  $     833    $     782
Accounts payable............................................     62,104       75,150
Accrued income taxes........................................      3,928       43,741
Customer deposits...........................................     10,827       10,314
Accrued compensation........................................     19,814       17,465
Accrued warranty............................................     17,407       15,373
Other accrued liabilities...................................     20,350       23,396
                                                              ----------------------
    Total current liabilities...............................    135,263      186,221
Long-term debt..............................................    194,318      241,088
Reserve for postretirement and pension benefits.............     38,266       27,544
Deferred income taxes.......................................      8,771        9,065
Commitments and contingencies...............................      7,568       10,601
Other long-term liabilities.................................      5,417       10,162
                                                              ----------------------
    Total liabilities.......................................    389,603      484,681
SHAREHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, no shares
  issued....................................................         --           --
Common stock, $.01 par value; 100,000,000 shares authorized:
65,447,867 shares issued and 43,440,840 outstanding at
  December 31, 2002 and 43,152,545 outstanding at December
  31, 2001..................................................        654          654
Additional paid-in capital..................................    272,782      272,674
Treasury stock, at cost, 22,007,027 and 22,295,322 shares,
  respectively..............................................   (273,634)    (277,489)
Retained earnings...........................................    231,282      278,569
Deferred compensation.......................................        270          538
Accumulated other comprehensive loss........................    (32,092)     (29,675)
                                                              ----------------------
    Total shareholders' equity..............................    199,262      245,271
                                                              ----------------------
         Total Liabilities and Shareholders' Equity.........  $ 588,865    $ 729,952
                                                              ======================

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                            2002        2001        2000
---------------------------------------------------------------------------------------------
Net sales..................................................  $696,195    $783,698    $811,178
Cost of sales..............................................  (516,724)   (573,772)   (575,516)
                                                             --------------------------------
     Gross profit..........................................   179,471     209,926     235,662
Selling, general and administrative expenses...............   (93,023)    (96,723)    (94,757)
Merger and restructuring charges...........................        --      (3,723)    (18,202)
Engineering expenses.......................................   (33,592)    (33,156)    (32,297)
Asset writedowns...........................................        --      (9,253)         --
Amortization expense.......................................    (5,322)    (13,013)    (12,615)
                                                             --------------------------------
     Total operating expenses..............................  (131,937)   (155,868)   (157,871)
     Income from operations................................    47,534      54,058      77,791
Other income and expenses
  Interest expense.........................................   (16,221)    (33,501)    (43,649)
  Other income (expense), net..............................    (5,558)     (2,130)      3,776
                                                             --------------------------------
     Income from continuing operations before income taxes,
       extraordinary item and cumulative effect of
       accounting change...................................    25,755      18,427      37,918
Income tax expense.........................................    (8,242)     (4,465)    (18,718)
                                                             --------------------------------
     Income from continuing operations before extraordinary
       item and cumulative effect of accounting change.....    17,513      13,962      19,200
Discontinued operations
  Income from discontinued operations (net of tax).........       403       6,360       6,193
  Gain (loss) on sale of discontinued operations (net of
     tax)..................................................      (529)     41,458          --
                                                             --------------------------------
     Total discontinued operations.........................      (126)     47,818       6,193
Income before extraordinary item and cumulative effect of
  accounting change........................................    17,387      61,780      25,393
Extraordinary loss on extinguishment of debt, net of tax...    (1,203)         --          --
                                                             --------------------------------
Income before cumulative effect of accounting change.......    16,184      61,780      25,393
Cumulative effect of accounting change for goodwill, net of
  tax......................................................   (61,663)         --          --
                                                             --------------------------------
     Net income (loss).....................................  $(45,479)   $ 61,780    $ 25,393
                                                             ================================
EARNINGS PER COMMON SHARE
  Basic
     Income from continuing operations before extraordinary
       item and cumulative effect of accounting change.....  $   0.40    $   0.33    $   0.45
     Income from discontinued operations...................        --        1.11        0.14
     Extraordinary item....................................     (0.03)         --          --
     Cumulative effect of accounting change................     (1.42)         --          --
                                                             --------------------------------
     Net income (loss).....................................  $  (1.05)   $   1.44    $   0.59
                                                             ================================
  Diluted
     Income from continuing operations before extraordinary
       item and cumulative effect of accounting change.....  $   0.40    $   0.32    $   0.45
     Income from discontinued operations...................        --        1.11        0.14
     Extraordinary item....................................     (0.03)         --          --
     Cumulative effect of accounting change................     (1.41)         --          --
                                                             --------------------------------
     Net income (loss).....................................  $  (1.04)   $   1.43    $   0.59
                                                             ================================
  Weighted average shares outstanding
     Basic.................................................    43,291      42,949      43,318
     Diluted...............................................    43,617      43,198      43,382

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
IN THOUSANDS                                                   2002        2001         2000
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)........................................    $(45,479)   $  61,780    $ 25,393
Adjustments to reconcile net income to cash provided by
  operations:
  Extraordinary loss on extinguishment of debt, net of
     tax.................................................       1,203           --          --
  Cumulative effect of accounting change for goodwill,
     net of tax..........................................      61,663           --          --
  Depreciation and amortization..........................      25,513       33,061      32,416
  Provision for ESOP contribution........................          --           --       1,315
  Results of discontinued operations, net of tax.........         126      (47,818)     (6,193)
  Loss/(gain) on sale of product line....................          --          521      (4,375)
  Writedown of assets....................................          --        9,253          --
  Deferred income taxes..................................         702       (6,278)      7,955
  Other, primarily non-cash portion of merger and
     restructuring charges...............................          --          160       3,106
  Discontinued operations................................          58       (1,213)     (5,136)
  Changes in operating assets and liabilities, net of
     acquisitions Accounts receivable....................        (548)      49,772     (15,201)
     Inventories.........................................      17,812       12,670       4,049
     Accounts payable....................................     (12,814)      (4,330)        603
     Accrued income taxes................................     (29,615)       5,021      (5,081)
     Accrued liabilities and customer deposits...........       1,964      (20,856)      4,365
     Commitments and contingencies.......................      (3,033)      (2,251)     (5,753)
     Other assets and liabilities........................      (1,894)      29,605      22,751
                                                             ---------------------------------
       Net cash provided by operating activities.........      15,658      119,097      60,214
INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net......     (10,464)     (14,801)    (30,831)
     Acquisitions of businesses, net of cash acquired....      (1,654)      (3,730)       (650)
     Cash received from disposition of discontinued
       operations........................................       1,400      240,900          --
     Cash received from disposition of product line......          --        4,120       5,500
     Discontinued operations.............................         (99)         924       4,496
                                                             ---------------------------------
       Net cash provided by (used for) investing
          activities.....................................     (10,817)     227,413     (21,485)
FINANCING ACTIVITIES
     Borrowings (repayments) of credit agreements........     129,700     (298,000)    (10,000)
     Repayments of senior notes..........................    (175,000)          --          --
     Repayments of other borrowings......................        (641)        (280)    (18,390)
     Purchase of treasury stock..........................          --         (585)    (12,215)
     Proceeds from treasury stock from stock based
       benefit plans.....................................       3,695        3,359       4,291
     Cash dividends......................................      (1,808)      (1,681)     (1,695)
                                                             ---------------------------------
       Net cash used for financing activities............     (44,054)    (297,187)    (38,009)
Effect of changes in currency exchange rates.............       4,474       (1,445)     (1,705)
                                                             ---------------------------------
  Increase (decrease) in cash............................     (34,739)      47,878        (985)
     Cash, beginning of year.............................      53,949        6,071       7,056
                                                             ---------------------------------
     Cash, end of year...................................    $ 19,210    $  53,949    $  6,071
                                                             =================================

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                       ACCUMULATED
                                                        ADDITIONAL               UNEARNED                                OTHER
                               COMPREHENSIVE   COMMON    PAID-IN     TREASURY      ESOP      RETAINED   DEFERRED       COMPREHENSIVE
In thousands                     INCOME        STOCK     CAPITAL       STOCK      SHARES     EARNINGS   COMPENSATION   INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                      $654     $318,357    $(201,711)  $(125,491)  $194,772     $ 6,595        $(11,298)
Cash dividends...............                                                                  (1,695)
Purchase of treasury stock...                                          (12,215)
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net of
  tax........................                              (3,697)       9,545                                 31
Allocation of ESOP shares,
  net of tax effect..........                                (434)                   1,749
Compensatory stock options
  granted through a Rabbi
  Trust......................                                            5,726                             (5,726)
ESOP Termination.............                             (40,732)     (83,010)    123,742
Net income...................    $ 25,393                                                      25,393
Translation adjustment.......      (4,184)                                                                                 (4,184)
                                 ---------------------------------------------------------------------------------------------------
                                 $ 21,209
                                 ========
BALANCE, DECEMBER 31, 2000...                   $654     $273,494    $(281,665)         --   $218,470     $   900        $(15,482)
Cash dividends...............                                                                  (1,681)
Purchase of treasury stock...                                             (585)
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net of
  tax........................                                (820)       4,398                                  1
Compensatory stock options
  granted through a Rabbi
  Trust......................                                              363                               (363)
Net income...................    $ 61,780                                                      61,780
Translation adjustment.......      (5,170)                                                                                 (5,170)
Cumulative effect of change
  in accounting for
  derivative financial
  instruments, net of $665
  tax........................      (1,234)                                                                                 (1,234)
Unrealized losses on
  derivatives designated and
  qualified as cash flow
  hedges, net of $705 tax....      (1,310)                                                                                 (1,310)
Additional minimum pension
  liability, net of $4,144
  tax........................      (6,479)                                                                                 (6,479)
                                 --------------------------------------------------------------------------------------------------
                                 $ 47,587
                                 ========
BALANCE, DECEMBER 31, 2001...                   $654     $272,674    $(277,489)         --   $278,569     $   538        $(29,675)
Cash dividends...............                                                                  (1,808)
Proceeds from treasury stock
  issued from the exercise of
  stock options and other
  benefit plans, net of
  tax........................                                 108        3,587
Compensatory stock options
  granted through a Rabbi
  Trust......................                                              268                               (268)
Net loss.....................    $(45,479)                                                    (45,479)
Translation adjustment.......       3,165                                                                                   3,165
Unrealized gains on
  derivatives designated and
  qualified as cash flow
  hedges, net of $755 tax....       1,538                                                                                   1,538
Additional minimum pension
  liability, net of $4,551
  tax........................      (7,120)                                                                                 (7,120)
                                 --------
                                 $(47,896)
                                 ========
                                                -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002...
                                                $654     $272,782    $(273,634)         --   $231,282     $   270        $(32,092)

                                                -----------------------------------------------------------------------------------
                                                -----------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Westinghouse Air Brake Technologies Corporation (the "Company") is one of North America's largest manufacturers of value-added equipment for locomotives, railway freight cars and passenger transit vehicles. The Company was formed in November 1999 from the merger of Westinghouse Air Brake Company and MotivePower Industries, Inc. Our products are intended to enhance safety, improve productivity and reduce maintenance costs for our customers. Product offerings include brakes for locomotives, freight cars and passenger transit vehicles, electronic controls and monitors, heat exchangers and cooling systems, switcher and commuter locomotives, couplers, door systems and draft gears. The Company aggressively pursues technological advances with respect to both new product development and product enhancements. The Company has its headquarters in Wilmerding, Pennsylvania and has 4,409 full time employees at facilities throughout the world.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Such statements have been prepared in accordance with generally accepted accounting principles. Sales between subsidiaries are billed at prices consistent with sales to third parties and are eliminated in consolidation.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

INVENTORIES Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead (see Note 6).

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment additions are stated at cost. Expenditures for renewals and improvements are capitalized. Expenditures for ordinary maintenance and repairs are expensed as incurred. The Company provides for book depreciation principally on the straight-line method. Accelerated depreciation methods are utilized for income tax purposes (see Note
7).

INTANGIBLE ASSETS The Company adopted SFAS No. 142 effective January 1, 2002, and, as a result, goodwill and other intangible assets with indefinite lives are no longer amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Goodwill effective January 1, 2002 is reviewed annually for impairment while amortizable intangibles are reviewed for impairment when indicators of impairment are present (see Note 8).

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

SHIPPING AND HANDLING FEES AND COSTS All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling are classified as a component of cost of sales.

STOCK-BASED COMPENSATION The Company accounts for stock-based compensation, including stock options and employee stock purchases, under APB Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 14 for related pro forma disclosures).

RESEARCH AND DEVELOPMENT Research and development costs are charged to expense as incurred. For the years ended December 31, 2002, 2001 and 2000, the Company incurred costs of approximately $33.6 million, $33.2 million and $32.3 million, respectively.

WARRANTY COSTS Warranty costs are accrued based on management's estimates of repair or upgrade costs per unit and historical experience. In recent years, the Company has introduced a number of new products. The Company does not have the same level of historical warranty experience for these new products as it does for its continuing products. Therefore, warranty reserves have been established for these new products based upon management's estimates. Actual future results may vary from such estimates. Warranty expense was $17.6 million, $14.1 million and $11.2 million for 2002, 2001 and 2000, respectively. Warranty reserves were $17.4 and $15.4 million at December 31, 2002 and 2001, respectively (see Note
17).

FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES The Company periodically enters into interest rate swap agreements to reduce the impact of interest rate changes on its variable rate borrowings. Interest rate swaps are agreements with a counterparty to exchange periodic interest payments (such as pay fixed, receive variable) calculated on a notional principal amount. The interest rate differential to be paid or received is recognized as interest expense (see Note
9).

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, and as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001, resulting in the recording of current assets of $266,000, long term assets of $399,000, current liabilities of $760,000, long term liabilities of $1.1 million, and a decrease in other comprehensive loss of $1.2 million. In the application, the Company has concluded its interest rate swap contracts qualify for "special cash flow hedge accounting" which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet.

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

FOREIGN CURRENCY TRANSLATION Assets and liabilities of foreign subsidiaries, except for the Company's Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company's consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders' equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange loss was $1.2 million, $1.7 million and $1 million for 2002, 2001 and 2000, respectively.

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

OTHER COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) is defined as net income and all other nonowner changes in shareholders' equity. The Company's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated and qualified as cash flow hedges and pension related adjustments (see Note 15).

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK The Company's trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. One customer, in the transit group, accounted for 11% of the Company's consolidated net sales in 2002 and 2001. No one customer accounted for more than 10% of the Company's consolidated net sales in 2000. The allowance for doubtful accounts was $4.6 million and $2.3 million as of December 31, 2002 and 2001, respectively.

EMPLOYEES As of December 31, 2002, approximately 36% of the Company's workforce was covered by collective bargaining agreements. These agreements are generally effective through 2003, 2004 and 2005.

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of the Statement are applicable to all companies with stock-based compensation. The provisions of this standard are effective for fiscal years ending after December 15, 2002. The adoption of this pronouncement did not have a material impact on the Company as no change was made to the method of accounting for stock based compensation.

3. DISCONTINUED OPERATIONS

On November 1, 2001, the Company completed the sale of certain assets to GE Transportation Systems (GETS) for $238 million in cash. The assets sold primarily included locomotive aftermarket products and services for which Wabtec was not the original equipment manufacturer. Under the terms of the sales agreement, the Company has agreed to indemnify GETS for, among other things, certain potential third party, off site environmental cleanup or remediation costs. The Company has purchased an insurance policy to mitigate its exposure for the environmental indemnities. The Company reported a $48.7 million after tax gain on the sale in 2001.

In the fourth quarter of 2001, the Company decided to exit other businesses and has put these businesses up for sale. The net amount of these businesses has been written down to their estimated realizable value based on a multiple of earnings and has been classified as Assets Held for Sale on the balance sheet. The Company reported a $7.2 million after tax loss on the writedown of these entities. As of December 31, 2002, one of the businesses continues to be classified as held for sale. Market conditions have deteriorated in the past year, and, as a result, the asset has not sold. The Company actively solicited but did not receive any reasonable offers to purchase the asset and, in response, has reduced the price. The asset continues to be actively marketed at a price that is reasonable given the change in market conditions. The asset is recorded as held for sale for $2.4 million.

In accordance with SFAS 144, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

                          YEAR ENDED DECEMBER 31,
                       -----------------------------
IN THOUSANDS            2002       2001       2000
----------------------------------------------------
Net sales............  $11,158   $156,803   $216,798
Income before income
  taxes..............      593      9,785      9,677
Income tax expense...      190      3,425      3,484
Income from
  discontinued
  operations.........  $   403   $  6,360   $  6,193
----------------------------------------------------

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------
IN THOUSANDS                                                     2002        2001        2000
------------------------------------------------------------------------------------------------
Interest paid during the year...............................    $18,111     $37,181     $45,871
Income taxes paid during the year...........................     34,452       8,318      14,935
Business acquisitions:
  Fair value of assets acquired.............................    $ 1,654     $ 5,275     $   897
  Liabilities assumed.......................................         --        (842)       (247)
                                                               ---------------------------------
     Cash paid..............................................      1,654       4,433         650
  Less cash acquired........................................         --         703          --
                                                               ---------------------------------
       Net cash paid........................................    $ 1,654     $ 3,730     $   650
                                                               =================================
Noncash investing and financing activities:
  Deferred compensation.....................................    $   268     $   363     $ 5,726
  Treasury stock............................................       (268)       (363)     (5,726)
------------------------------------------------------------------------------------------------

5. MERGERS AND ACQUISITIONS

During 2002, 2001 and 2000, the Company completed the following acquisitions:

 i) In February 2002, the Company purchased the minority interest of a business in India that the Company did not already own for $1.7 million.

 ii) In October 2001, the Company purchased certain assets of Milufab, a supplier of door panels for subway trains for $3.7 million.

iii) In June 2001, the Company purchased certain assets of Core Systems, a company that provides repair billings in the rail industry for $743,000.

iv) In July 2000, the Company purchased certain assets of Iron Fireman, a manufacturer of transportation boiler equipment for $650,000.

These acquisitions were accounted for under the purchase method. Accordingly, the results of operations of the applicable acquisition are included in the Company's financial statements prospectively from the acquisition date. The excess of the purchase price over the fair value of identifiable net assets was approximately $2.9 million and was allocated to goodwill. Effective January 1, 2002, goodwill was no longer amortized upon adoption of SFAS No. 142 (see Note
2).

6. INVENTORY

The components of inventory, net of reserves, were:

                               DECEMBER 31,
                            ------------------
                            ------------------
IN THOUSANDS                 2002       2001
----------------------------------------------
Raw materials.............  $56,016   $ 60,013
Work-in-process...........   27,856     34,265
Finished goods............    4,598     10,652
                            ------------------
  Total inventory.........  $88,470   $104,930
                            ==================

7. PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

                              DECEMBER 31,
                          ---------------------
IN THOUSANDS                2002        2001
-----------------------------------------------
Machinery and
  equipment.............  $ 229,813   $ 229,297
Buildings and
  improvements..........     72,848      78,550
Land and improvements...      5,572      10,105
Locomotive leased
  fleet.................        262         236
                          ---------------------
  PP&E                      308,495     318,188
Less accumulated
  depreciation..........   (159,903)   (150,493)
                          ---------------------
  Total.................  $ 148,592   $ 167,695
                          =====================

The estimated useful lives of property, plant and equipment are as follows.

                                     YEARS
--------------------------------------------
Land improvements.................  10 to 20
Buildings and improvements........  20 to 40
Machinery and equipment...........   3 to 15
Locomotive leased fleet...........   4 to 15
--------------------------------------------

8. INTANGIBLES

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis over the assets estimated useful life. Instead, they will be subject to periodic assessments for impairment by applying a fair-value-based test. The Company completed the Phase I and Phase II assessments and wrote down the carrying value of goodwill by $90 million ($83.2 million for the freight group and $6.8 million for the transit group), resulting in a non-cash after-tax charge of $61.7 million. The fair value of these reporting units was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Goodwill still remaining on the balance sheet is $109.5 million at December 31, 2002.

As of December 31, 2002 and 2001, the Company's trademarks had a gross carrying amount of $23,121 and accumulated amortization of $3,558 and the Company believes this intangible has an indefinite life.

Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

                              DECEMBER 31,
                           -------------------
IN THOUSANDS                 2002       2001
----------------------------------------------
Patents and other, net of
  accumulated
  amortization of $39,136
  and $36,859............  $16,124    $18,485
Covenants not to compete,
  net of accumulated
  amortization of $16,673
  and $15,326............    1,480      2,827
Intangible pension
  asset..................    4,357      3,473
                           -------------------
       Total.............  $21,961    $24,785
                           ===================

In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable assets and determined that they continue to be appropriate. The weighted average useful lives of patents was 13 years and covenants not to compete was 5 years.

Amortization expense for intangible assets was $5.3 million for the year ended December 31, 2002. Estimated amortization expense for the five succeeding years is as follows:

In thousands
--------------------------------------------
  2003............................  $  4,019
  2004............................     3,903
  2005............................     2,962
  2006............................     2,297
  2007............................     2,084
--------------------------------------------

The changes in the carrying amount of goodwill by segment for the year ended December 31, 2002 are as follows:

                       FREIGHT    TRANSIT
IN THOUSANDS            GROUP      GROUP     TOTAL
----------------------------------------------------
Balance at December
  31, 2001...........  $175,085   $23,703   $198,788
Goodwill acquired....       664        --        664
Goodwill written
  off................   (83,179)   (6,823)   (90,002)
                       -----------------------------
Balance at December
  31, 2002...........  $ 92,570   $16,880   $109,450
                       =============================

Actual results of continuing operations for the year ended December 31, 2002 and pro forma results of continuing operations for 2001 and 2000 had we applied the non-amortization provisions of SFAS No. 142 in these periods are as follows:

In thousands, except per
SHARE AMOUNTS              2002      2001      2000
-----------------------------------------------------
Reported income before
  extraordinary item and
  cumulative effect of
  accounting change....   $17,387   $61,780   $25,393
Add: goodwill
  amortization, net of
  tax..................        --     4,147     4,063
Add: trademark
  amortization, net of
  tax..................        --       376       370
                          ---------------------------
Adjusted income before
  extraordinary item and
  cumulative effect of
  accounting change....   $17,387   $66,303   $29,826
Basic earnings per share
  Reported income before
  extraordinary item and
  cumulative effect of
  accounting change....   $  0.40   $  1.44   $  0.59
  Goodwill
    amortization.......        --      0.09      0.09
  Trademark
    amortization.......        --      0.01      0.01
                          ---------------------------
  Adjusted income before
    extraordinary item
    and cumulative
    effect of accounting
    change.............   $  0.40   $  1.54   $  0.69
Diluted earnings per
  share Reported income
  before extraordinary
  item and cumulative
  effect of accounting
  change...............   $  0.40   $  1.43   $  0.59
  Goodwill
    amortization.......        --      0.09      0.09
  Trademark
    amortization.......        --      0.01      0.01
                          ---------------------------
  Adjusted income before
    extraordinary item
    and cumulative
    effect of accounting
    change.............   $  0.40   $  1.53   $  0.69
-----------------------------------------------------

9. LONG-TERM DEBT

Long-term debt consisted of the following:

                             DECEMBER 31,
                          -------------------
IN THOUSANDS                2002       2001
---------------------------------------------
Revolving credit
  agreement due 2004....  $189,700   $ 60,000
9.375% Senior notes.....        --    175,000
5.5% Industrial revenue
  bond due 2008.........     4,909      5,556
Other...................       542      1,314
                          -------------------
  Total.................  $195,151   $241,870
  Less-current
     portion............       833        782
                          -------------------
  Long-term portion.....  $194,318   $241,088
                          ===================

CREDIT AGREEMENT

In November 1999, Wabtec refinanced the then existing unsecured MotivePower credit agreement with a consortium of commercial banks. This unsecured credit agreement currently provides a $275 million five-year revolving credit facility expiring in November 2004 and a 364-day $95 million convertible revolving credit facility maturing in November 2004, with an annual renewal in November 2003. In November 2001, the Company and the banks negotiated a reduction in the 364-day facility from $213 million to $100 million, as a result of the $208 million, net of tax, cash proceeds from the sale of locomotive businesses to GE. In November 2002, the Company negotiated a further reduction in the 364-day facility from $100 million to $95 million. At December 31, 2002, the Company had available bank borrowing capacity, net of letters of credit, of approximately $159 million.

Under the credit agreement, the Company may elect a base rate, an interest rate based on the London Interbank Offered Rates of Interest ("LIBOR"), a cost of funds rate and a bid rate. The base rate is the greater of LaSalle Bank National Association's prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 87.5 to 200 basis points depending on the Company's consolidated total indebtedness to cash flow ratios. The current margin is 150 basis points. The cost of funds rate is a fluctuating interest rate based on LaSalle Bank National Association's then cost of funds. Under the bid rate option, any participating bank may propose the interest rate at which it will lend funds, which rate may either be a fixed rate or a floating rate based on LIBOR.

The credit agreement limits the Company's ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The credit agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations and sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; capital expenditures; and imposes a minimum interest expense coverage ratio and a maximum debt to cash flow ratio.

The credit agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and "change of control" of the Company.

Credit agreement borrowings bear variable interest rates indexed to the indexes described above. The maximum credit agreement borrowings, average credit agreement borrowings and weighted-average contractual interest rate on credit agreement borrowings was $217.7 million, $133.7 million and 3.31%, respectively for 2002. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31, 2002, the notional value of interest rate swaps outstanding totaled $60 million and effectively changed the Company's interest rate from a variable rate to a fixed rate of 8.7%. The interest rate swap agreements mature in June 2003. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

9 3/8% Senior Notes

In June 1995, the Company issued $100 million of 9.375% Senior Notes due in 2005 (the "1995 Notes"). In January 1999, the Company issued an additional $75 million of 9.375% Senior Notes due in 2005 (the "1999 Notes"; the 1995 Notes and the 1999 Notes are collectively, the "Notes"). The 1999 Notes were issued at a premium resulting in an effective rate of 8.5%. The terms of the 1995 Notes and the 1999 Notes were substantially the same, and the 1995 Notes and the 1999 Notes were issued pursuant to indentures that were substantially the same. The Notes were redeemed at par (face) on July 8, 2002 through the use of cash on hand and additional borrowings under the credit agreement. This redemption resulted in an extraordinary non-cash loss of $1.2 million, net of tax, relating to a write-off of deferred debt issuance costs (see Note 25).

Industrial Revenue Bond

In July 1998, a subsidiary of the Company entered into a 10 year $7.5 million debt obligation that bears an interest rate of 5.5% and is payable in monthly principal and interest installments. The proceeds of the bond provided financing for the purchase of a building used in the Company's operations.

Scheduled principal repayments of outstanding loan balances required as of December 31, 2002 are as follows:

In thousands
--------------------------------------------
  2003............................  $    833
  2004............................   190,723
  2005............................       590
  2006............................       309
  2007............................       277
  Future years....................     2,419
                                    --------
     Total........................  $195,151
                                    ========

10. EMPLOYEE BENEFIT PLANS

                                                          PENSION PLANS      POSTRETIREMENT PLANS
In thousands, except percentages                       -------------------   ---------------------
AS OF OR FOR THE YEARS ENDED DECEMBER 31,                2002       2001       2002        2001
--------------------------------------------------------------------------------------------------
DEFINED BENEFIT PLANS
CHANGE IN BENEFIT OBLIGATION
  Obligation at beginning of year....................  $(67,239)  $(58,409)  $(21,368)   $(20,434)
  Service cost.......................................    (1,661)    (1,447)      (232)       (240)
  Interest cost......................................    (4,638)    (4,382)    (1,447)     (1,524)
  Special termination benefits.......................    (1,241)    (1,602)        --          --
  Actuarial loss.....................................      (965)    (7,732)    (2,581)       (228)
  Benefits paid......................................     5,257      4,389      1,928       1,058
  Expenses paid......................................       326        292         --          --
  Effect of currency rate changes....................       136      1,652         --          --
                                                       -------------------------------------------
     Obligation at end of year.......................  $(70,025)  $(67,239)  $(23,700)   $(21,368)
                                                       -------------------------------------------
                                                       -------------------------------------------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year.....  $ 56,590   $ 65,710         --          --
  Actual loss on plan assets.........................    (4,781)    (4,186)        --          --
  Employer contribution..............................     2,010      1,642         --          --
  Participant contributions..........................        50         41         --          --
  Benefits paid......................................    (5,257)    (4,389)        --          --
  Administrative expenses............................      (620)      (564)        --          --
  Liabilities assumed through an acquisition.........        --       (110)        --          --
  Effect of currency rate changes....................       121     (1,554)        --          --
                                                       -------------------------------------------
     Fair value of plan assets at end of year........  $ 48,113   $ 56,590         --          --
                                                       -------------------------------------------
                                                       -------------------------------------------
FUNDED STATUS
  Funded status at year end..........................  $(21,854)  $(10,649)   (23,700)    (21,368)
  Unrecognized net actuarial (gain) loss.............    25,628     14,687      3,922       1,342
  Unrecognized prior service cost....................     4,249      3,720         34          31
  Unrecognized transition obligation.................        --         --        216         238
                                                       -------------------------------------------
  Prepaid (accrued) benefit cost.....................  $  8,023   $  7,758   $(19,528)   $(19,757)
                                                       -------------------------------------------
                                                       -------------------------------------------
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION INCLUDE:
  Prepaid pension cost...............................  $    110   $  1,449   $     --    $     --
  Reserve for postretirement and pension benefits....   (18,738)    (7,787)   (19,528)    (19,757)
  Intangible asset...................................     4,357      3,473         --          --
  Accumulated other comprehensive loss...............    22,294     10,623         --          --
                                                       -------------------------------------------
  Prepaid (accrued) benefit cost.....................  $  8,023   $  7,758   $(19,528)   $(19,757)
                                                       -------------------------------------------
                                                       -------------------------------------------

                                                  PENSION PLANS             POSTRETIREMENT PLANS
                                           ---------------------------    ------------------------
                                            2002      2001      2000       2002     2001     2000
--------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST
  Service cost...........................  $ 1,661   $ 1,447   $ 1,492    $  232   $  240   $  231
  Interest cost..........................    4,638     4,382     4,572     1,447    1,524    1,430
  Expected return on plan assets.........   (5,270)   (5,846)   (6,708)       --       --       --
  Net amortization/deferrals.............      762       680       219        19       (3)      69
                                           -------------------------------------------------------
     Net periodic benefit (income)
       cost..............................  $ 1,791   $   663   $  (425)   $1,698   $1,761   $1,730
                                           -------------------------------------------------------
                                           -------------------------------------------------------
ASSUMPTIONS
  Discount rate..........................     6.75%        7%     7.25%     6.75%     7.5%     7.5%
  Expected long-term rate of return......     8.25%        9%        9%       na       na       na
  Rate of compensation increase..........        4%        5%        5%       na       na       na
--------------------------------------------------------------------------------------------------

The assumed health care cost trend rate grades from an initial rate of 9% to an ultimate rate of 4.75% in five years.

A 1% increase in the assumed health care cost trend rate will increase the amount of expense recognized for the postretirement plans by approximately $303,000 for 2003, and increase the accumulated postretirement benefit obligation by approximately $3.5 million. A 1% decrease in the assumed health care cost trend rate will decrease the amount of expense recognized for the postretirement plans by approximately $239,000 for 2003, and decrease the accumulated postretirement benefit obligation by approximately $2.8 million.

The composition of plan assets consists primarily of equities, corporate bonds, governmental notes and temporary investments.
In 2002 and 2001, as a result of an early retirement package offered to certain union employees, the Company incurred charges of approximately $1.2 million and $1.6 million, respectively, reflected above as a special termination benefit.

Included in the above table, the aggregate benefit obligation and fair value of plan assets for the pension plans with plan assets in excess of benefit obligations were $2 million and $2.1 million, respectively, as of December 31, 2002 and $8.3 million and $9.7 million, respectively, as of December 31, 2001 (the total of which was pension plan benefit obligation in excess of plan assets).

DEFINED CONTRIBUTION PLANS

Costs recognized under multi-employer and other defined contribution plans are summarized as follows:

                       YEAR ENDED DECEMBER 31,
                       ------------------------
IN THOUSANDS            2002     2001     2000
-----------------------------------------------
Multi-employer
  pension and health
  & welfare plans....  $1,310   $  994   $1,152
401(k) savings and
  other defined
  contribution
  plans..............   6,929    8,172    5,371
Employee stock
  ownership plan
  (ESOP).............      --       --    1,315
                       ------------------------
     Total...........  $8,239   $9,166   $7,838
                       ========================

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

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for substan-tially all U.S. employees. In conjunction with the establishment of the ESOP in January 1995 (see Note 11), the postretirement health care and life insurance benefits for salaried employees were modified to discontinue benefits for employees who had not attained the age of 50 by March 31, 1995. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

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

In connection with the establishment of the ESOP, the Company made a $140 million loan to the ESOP, which was used to purchase 9,336,000 shares of the Company's outstanding common stock. The ESOP loan initially had a term of 50 years with interest at 8.5% and was collateralized by the shares purchased by the ESOP. Company contributions to the ESOP were used to repay the ESOP loan's annual debt service requirements of approximately $12 million. The Company was obligated to contribute amounts sufficient to repay the ESOP loan. The ESOP used such Company contributions to repay the ESOP loan. Approximately 187,000 shares were to be allocated annually to participants over a 50-year period. These transactions occurred simultaneously and, for accounting purposes, offset each other. Allocated ESOP shares through August 1, 2000 were approximately 1.1 million shares.
The Company terminated all contributions to the ESOP effective August 1, 2000 and, in 2002, allocated shares were distributed to the participants' 401(k) accounts and the unallocated shares were returned to the Company in exchange for forgiveness of the ESOP loan.

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

12. INCOME TAXES

The components of the income from continuing operations before provision for income taxes for the Company's domestic and foreign operations for the years ended December 31 are provided below:

                         YEAR ENDED DECEMBER 31,
                       ---------------------------
IN THOUSANDS            2002      2001      2000
--------------------------------------------------
Domestic.............  $14,077   $10,287   $24,740
Foreign..............   11,678     8,140    13,178
                       ---------------------------
Income from
  continuing
  operations.........  $25,755   $18,427   $37,918
                       ===========================

The consolidated provision (credit) for income taxes included in the Statement of Income for the years ended December 31 consisted of the following:

                         YEAR ENDED DECEMBER 31,
                       ----------------------------
IN THOUSANDS             2002      2001      2000
---------------------------------------------------
Current taxes
  Federal............  $    609   $28,703   $    --
  State..............    (2,421)    4,919     1,009
  Foreign............     2,876     3,345     8,999
                       ----------------------------
                       $  1,064   $36,967   $10,008
Deferred taxes
  Federal............   (14,788)    1,106     8,669
  State..............    (4,364)      287       749
  Foreign............    (2,716)     (325)    2,776
                       ----------------------------
                        (21,868)    1,068    12,194
                       ----------------------------
  Total provision
     (credit)........  $(20,804)  $38,035   $22,202
                       ============================

Consolidated income tax provision (credit) is included in the Statement of Income as follows:

                         YEAR ENDED DECEMBER 31,
                       ----------------------------
                         2002      2001      2000
---------------------------------------------------
Continuing
  operations.........  $  8,242   $ 4,465   $18,718
Income (loss) from
  discontinued
  operations.........       (59)   33,570     3,484
Extraordinary loss on
  early
  extinguishment of
  debt...............      (648)       --        --
Cumulative effect of
  accounting change
  for goodwill.......   (28,339)       --        --
                       ----------------------------
  Total provision
     (credit)........  $(20,804)  $38,035   $22,202
                       ============================

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on continuing operations for the years ended December 31 is provided below:

                               YEAR ENDED
                              DECEMBER 31,
                           -------------------
                           2002   2001    2000
----------------------------------------------
U. S. federal statutory
  rate...................  35.0%   35.0%  35.0%
State taxes..............   3.6     3.6    3.2
Foreign..................   0.3     0.4    2.2
Foreign tax credits......  (2.1)     --     --
ESOP.....................    --      --   10.6
Research and development
  credit.................  (3.3)  (15.9)    --
Other, net...............  (1.5)    1.1   (1.6)
                           -------------------
  Effective rate.........  32.0%   24.2%  49.4%
                           ===================

Research and development credit for the year 2002 relates to current credits claimed. Research and development credit for the year 2001 related to both credits claimed in the current period and refund claims filed with amended returns for the prior periods.

Components of deferred tax assets and (liabilities) were as follows:

                              DECEMBER 31,
                            -----------------
IN THOUSANDS                 2002      2001
---------------------------------------------
Accrued expenses and
  reserves................  $11,899   $13,696
Employee
  benefits/pension........   15,835    14,346
Inventory.................    3,878     5,911
Accrued warranty..........    6,062     5,951
Restructuring reserve.....    1,479     2,730
Deferred debt costs.......       --     1,316
Net operating loss........      303     3,304
Plant, equipment and
  intangibles.............   10,139   (21,728)
Other.....................       --       870
                            -----------------
                             49,595    26,396
Valuation allowance.......   (8,641)   (8,641)
                            -----------------
  Net deferred tax
     assets...............  $40,954   $17,755
                            =================

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

The Company's net operating loss carryforward for the year ended December 31, 2002 is $778,000, and will expire in 2010.

13. EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

                          YEAR ENDED DECEMBER 31,
In thousands,           ---------------------------
EXCEPT PER SHARE         2002      2001      2000
---------------------------------------------------
BASIC
Income from continuing
  operations before
  extraordinary item
  and cumulative
  effect of accounting
  change applicable to
  common
  shareholders........  $17,513   $13,962   $19,200
Divided by:
  Weighted average
    shares
    outstanding.......   43,291    42,949    43,318
Basic earnings from
  continuing
  operations before
  extraordinary item
  and cumulative
  effect of accounting
  change per share....  $  0.40   $  0.33   $  0.45
---------------------------------------------------
DILUTED
Income from continuing
  operations before
  extraordinary item
  and cumulative
  effect of accounting
  change applicable to
  common
  shareholders........  $17,513   $13,962   $19,200
Divided by the sum of:
  Weighted average
    shares
    outstanding.......   43,291    42,949    43,318
  Assumed conversion
    of dilutive stock
    options...........      326       249        64
                        ---------------------------
    Diluted shares
      outstanding.....   43,617    43,198    43,382
Diluted earnings from
  continuing
  operations before
  extraordinary item
  and cumulative
  effect of accounting
  change per share....  $  0.40   $  0.32   $  0.45
---------------------------------------------------

Options to purchase approximately 2.1 million, 2.8 million and 4.2 million shares of Common Stock were outstanding in 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares.

14. STOCK-BASED COMPENSATION PLANS

STOCK OPTIONS Under the 2000 Stock Incentive Plan (the 2000 Plan), the Company may grant options to employees for an initial amount of 1.1 million shares of Common Stock. This amount is subject to annual modification based on a formula. Under the formula, 1.5% of total common shares outstanding at the end of the preceding fiscal year are added to shares available for grant under the 2000 Plan. Based on the adjustment, the Company had approximately 1.5 million shares available for 2002 grants and has available approximately 1.3 shares through the end of fiscal 2003. The shares available for grants on any given date may not exceed 15% of Wabtec's total common shares outstanding. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant.

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

The Company also has a non-employee director's stock option plan under which 500,000 shares of Common Stock are reserved for issuance. Through year-end 2002, the Company granted nonqualified stock options to non-employee directors to purchase a total of 80,000 shares.

EMPLOYEE STOCK PURCHASE PLAN In 1998, the Company adopted an employee discounted stock purchase plan (DSPP). The DSPP had 500,000 shares available for issuance. Participants can purchase the Company's common stock at 85% of the lesser of fair market value on the first or last day of each offering period. Stock outstanding under this plan at December 31, 2002 was 172,646 shares.

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

                         YEAR ENDED DECEMBER 31,
In thousands,          ----------------------------
EXCEPT PER SHARE         2002      2001      2000
---------------------------------------------------
Net income (loss)
  As reported........  $(45,479)  $61,780   $25,393
  Pro forma..........   (47,114)   58,691    20,601
Diluted earnings
  (loss) per share
  As reported........  $  (1.04)  $  1.43   $  0.59
  Pro forma..........     (1.07)     1.36      0.47
---------------------------------------------------

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

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                        YEAR ENDED DECEMBER 31,
                        ------------------------
                         2002     2001     2000
------------------------------------------------
Dividend yield........    .30%     .30%     .40%
Risk-free interest
  rate................    5.6%     5.9%    5.09%
Stock price
  volatility..........  46.70    47.30    46.74
Expected life
  (years).............    5.0      5.0      5.0
------------------------------------------------

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

A summary of the Company's stock option activity and related information for the years indicated follows:

                                                  2002                   2001                    2000
                                          --------------------   ---------------------   --------------------
                                                      WEIGHTED                WEIGHTED               WEIGHTED
                                                      AVERAGE                 AVERAGE                AVERAGE
                                                      EXERCISE                EXERCISE               EXERCISE
                                           OPTIONS     PRICE      OPTIONS      PRICE      OPTIONS     PRICE
-------------------------------------------------------------------------------------------------------------
Beginning of year.......................  4,599,935    $13.76     5,389,397    $14.74    4,977,008    $15.14
Granted.................................    835,500     12.15       512,212     13.22    1,310,000     10.81
Exercised...............................   (192,779)    11.60      (210,660)    10.40     (581,318)     6.20
Canceled................................   (265,360)    15.41    (1,091,014)    19.00     (316,293)    20.82
                                          ---------              ----------              ---------
End of year.............................  4,977,296    $13.44     4,599,935    $13.76    5,389,397    $14.74
                                          =========              ==========              =========
Exercisable at end of year..............  3,771,366               3,738,562              3,621,317
Available for future grant..............  1,343,893               1,432,980              1,150,078
Weighted average fair value of options
  granted during the year...............      $5.20                   $5.98                  $5.97
-------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                WEIGHTED                            NUMBER
                               NUMBER           AVERAGE           WEIGHTED       EXERCISABLE
                            OUTSTANDING        REMAINING          AVERAGE       AS OF 12/31/02
RANGE OF EXERCISE PRICES   AS OF 12/31/02   CONTRACTUAL LIFE   EXERCISE PRICE   --------------
   -------------------------------------------------------------------------------------------
$         3.86-$ 8.63           83,766            6.9              $ 5.16            82,100
$         9.54-$ 9.54          567,000            7.9                9.54           381,015
$         9.88-$10.86          436,550            7.0               10.63           406,969
$        11.00-$12.75        1,405,625            7.7               12.14           470,309
$        13.18-$13.97          427,189            8.5               13.25           373,807
$        14.00-$14.00        1,287,506            3.1               14.00         1,287,506
$        14.63-$19.91          159,400            6.2               17.23           159,400
$        20.00-$20.00          457,640            5.8               20.00           457,640
$        22.38-$29.61          152,620            5.7               24.78           152,620
                             ---------                                            ---------
                             4,977,296            6.2              $13.44         3,771,366
                             =========                                            =========

RESTRICTED STOCK AWARD

In February of 2001, the Company awarded to two officers 4,920 shares of restricted Common Stock in lieu of a cash bonus for 2000.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss were:

                              DECEMBER 31,
                           -------------------
IN THOUSANDS                 2002       2001
----------------------------------------------
Foreign currency
  translation
  adjustment.............  $(17,487)  $(20,652)
Unrealized losses on
  derivatives designated
  and qualified as cash
  flow hedges, net of tax
  of $615 and $1,370.....    (1,006)    (2,544)
Additional minimum
  pension liability, net
  of tax of $8,695 and
  $4,144.................   (13,599)    (6,479)
                           -------------------
  Total accumulated other
     comprehensive
     loss................  $(32,092)  $(29,675)
                           ===================

16. OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to fifteen years, excluding renewal options.

The Company has sold remanufactured locomotives to various financial institutions and leased them back under operating leases with terms from five to 20 years.

Total net rental expense charged to operations in 2002, 2001, and 2000 was $6.2 million, $5.7 million and $6.3 million, respectively. Certain of the Company's equipment rental obligations under operating leases pertain to locomotives, which are subleased to customers under both short-term and long-term agreements. The amounts above are shown net of sublease rentals of $2.8 million, $2.8 million and $4 million for the years 2002, 2001 and 2000, respectively.

Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

IN THOUSANDS            REAL                SUBLEASE
YEAR                   ESTATE   EQUIPMENT   RENTALS    TOTAL
-------------------------------------------------------------
2003.................  $4,374    $4,802     $(2,833)   $6,343
2004.................   3,312     4,542      (2,463)    5,391
2005.................   2,904     4,246      (2,431)    4,719
2006.................   2,843     3,913      (2,310)    4,446
2007.................   2,733     1,996      (1,535)    3,194
2008 and after.......  15,850     1,988      (1,535)   16,303
-------------------------------------------------------------

17. WARRANTIES

The following table reconciles the changes in the Company's product warranty reserve as of and for the year ended December 31, 2002.

In thousands
--------------------------------------------
Balance at December 31, 2001......  $ 15,373
Accrual for warranty expensed
  during the year ended December
  31, 2002........................    17,625
Warranty expenditures made during
  the year........................   (15,591)
                                    --------
Balance at December 31, 2002......  $ 17,407
                                    ========

18. STOCKHOLDERS' AGREEMENTS

As of December 31, 2002, the approximate ownership interests in the Company's Common Stock are: management (10%), the investors consisting of Vestar Equity Partners, L.P., Charlesbank Equity Fund II, Limited Partnership, and American Industrial Partners Capital Fund II, L.P. (13%), and all others including public shareholders (77%).

A Stockholders Agreement exists between the Company and Vestar, Charlesbank, and American Industrial Partners referred to above that provides for, among other things, the composition of the Board of Directors as long as certain minimum stock ownership percentages are maintained, and rights to request the registration of the shares.

19. PREFERRED STOCK

The Company's authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company's shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2002 and 2001 there was no preferred stock issued or outstanding.

20. COMMITMENTS AND CONTINGENCIES

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

BOISE, IDAHO

The Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Industries (Boise, Idaho) facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. The Company has accrued $793,000 at December 31, 2002, the estimated remaining costs for remediation. The Company was in compliance with the Permit at December 31, 2002.

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

MATTOON, ILLINOIS

Prior to the Company's acquisition of Young Radiator, Young agreed to clean up alleged contamination on a prior production site in Mattoon, Ill. The Company is in the process of remediating the site with the state of Illinois and now estimates the costs to reme-diate the site to be approximately $543,000, which has been accrued at December 31, 2002.

RACINE, WISCONSIN

Young ceased manufacturing operations at its Racine facility in the early 1990's. Investigations prior to the acquisition of Young revealed some levels of contamination on the Racine property and the Company has begun remediation efforts. The Company has initiated a comprehensive site evaluation with the state of Wisconsin and believes this governing body is generally in agreement with the findings. The Company has accrued approximately $476,000 at December 31, 2002 as its estimate of remaining restoration costs.

GETS-GS

On November 3, 2000, the Company settled a suit brought against it in 1999 by GE-Harris Railway Electronics, L.L.C. and GE-Harris Railway Electronics Services, L.L.C. (collectively "GE-Harris"). On September 20, 2002, a motion in that lawsuit was filed by the successor to GE Harris, GE Transportation Services Global Signaling, L.L.C. ("GETS-GS"). The motion by GETS-GS contends that the Company is acting beyond authority granted in the parties' November 2000 settlement and license agreement and in contempt of the consent order that concluded the suit at that time. In support of its motion, GETS-GS points principally to sales and offers to sell certain railway brake equipment, including distributed power equipment, to Australian customers. GETS-GS is seeking substantial money damages and has claimed a significant business loss. This matter is in discovery and a hearing on GETS-GS' motion is scheduled for May 13, 2003. The Company has other contingent obligations relating to certain sales leaseback transactions for which reserves have been established. From time to time the Company is involved in litigation relating to claims arising out of its operations in the ordinary course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its financial condition, results of operations or liquidity.

21. SEGMENT INFORMATION

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

TRANSIT GROUP consists of products for passenger transit vehicles (typically subways, rail and buses) that include braking, coupling and monitoring systems, climate control and door equipment that are engineered to meet individual customer specifications. Revenues are derived from OEM and aftermarket sales as well as from repairs and services.

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

Segment financial information for 2002 is as follows:

                                         FREIGHT    TRANSIT    CORPORATE     MERGER AND
IN THOUSANDS                              GROUP      GROUP     ACTIVITIES   RESTRUCTURING     TOTAL
------------------------------------------------------------------------------------------------------
Sales to external customers............  $443,443   $252,752           --           --      $  696,195
Intersegment sales/(elimination).......     8,849        567   $   (9,416)                          --
                                         -------------------------------------------------------------
     Total sales.......................  $452,292   $253,319   $   (9,416)          --      $  696,195
                                         =============================================================
Income from operations.................  $ 48,186   $ 22,237   $  (22,889)          --      $   47,534
Interest expense and other.............        --         --      (21,779)          --         (21,779)
                                         -------------------------------------------------------------
  Income from continuing operations
     before income taxes, extraordinary
     item and cumulative effect of
     accounting change.................  $ 48,186   $ 22,237   $  (44,668)          --      $   25,755
                                         =============================================================
Depreciation and amortization..........  $ 17,166   $  5,761   $    2,586           --      $   25,513
Capital expenditures...................     9,134      3,757        1,246           --          14,137
Segment assets.........................   375,032    142,764       71,069           --         588,865
------------------------------------------------------------------------------------------------------

Segment financial information for 2001 is as follows:

                                         FREIGHT    TRANSIT    CORPORATE     MERGER AND
IN THOUSANDS                              GROUP      GROUP     ACTIVITIES   RESTRUCTURING     TOTAL
------------------------------------------------------------------------------------------------------
Sales to external customers............  $490,261   $293,437           --           --      $  783,698
Intersegment sales/(elimination).......    10,160        788   $  (10,948)          --              --
                                         -------------------------------------------------------------
     Total sales.......................  $500,421   $294,225   $  (10,948)          --      $  783,698
                                         =============================================================
Income from operations.................  $ 58,989   $ 32,390   $  (33,598)    $ (3,723)     $   54,058
Interest expense and other.............        --         --      (35,631)          --         (35,631)
                                         -------------------------------------------------------------
  Income from continuing operations
     before income taxes, extraordinary
     item and cumulative effect of
     accounting change.................  $ 58,989   $ 32,390   $  (69,229)    $ (3,723)     $   18,427
                                         =============================================================
Depreciation and amortization..........  $ 23,234   $  7,337   $    2,490           --      $   33,061
Capital expenditures...................    14,048      4,469        2,157           --          20,674
Segment assets.........................   477,983    175,028       76,941           --         729,952
------------------------------------------------------------------------------------------------------

Segment financial information for 2000 is as follows:

                                         FREIGHT    TRANSIT    CORPORATE     MERGER AND
IN THOUSANDS                              GROUP      GROUP     ACTIVITIES   RESTRUCTURING     TOTAL
------------------------------------------------------------------------------------------------------
Sales to external customers............  $532,889   $278,289           --           --      $  811,178
Intersegment sales/(elimination).......    10,189        570   $  (10,759)          --              --
                                         -------------------------------------------------------------
     Total sales.......................  $543,078   $278,859   $  (10,759)          --      $  811,178
                                         =============================================================
Income from operations.................  $ 87,919   $ 27,440   $  (17,353)    $(20,215)     $   77,791
Interest expense and other.............        --         --      (39,873)          --         (39,873)
                                         -------------------------------------------------------------
  Income from continuing operations
     before income taxes, extraordinary
     item and cumulative effect of
     accounting change.................  $ 87,919   $ 27,440   $  (57,226)    $(20,215)     $   37,918
                                         =============================================================
Depreciation and amortization..........  $ 21,896   $  7,971   $    2,549           --      $   32,416
Capital expenditures...................    13,679      6,742        2,752           --          23,173
Segment assets.........................   734,378    197,487       52,182           --         984,047
------------------------------------------------------------------------------------------------------

In 2001 and 2000, $530,000 and $15.2 million of the above merger and restructuring costs related to the Freight Group. In 2001 and 2000, $2 million and $235,000 of the above merger and restructuring costs related to the Transit Group.

The following geographic area data include net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries.

                                        NET SALES                     LONG-LIVED ASSETS
In thousands                  ------------------------------    ------------------------------
YEAR ENDED DECEMBER 31,         2002       2001       2000        2002       2001       2000
----------------------------------------------------------------------------------------------
United States...............  $525,724   $582,655   $620,094    $ 99,292   $115,583   $146,576
Canada......................    50,035     73,177     92,001      27,889     32,963     40,136
Mexico......................    11,487      8,693      8,911      10,979     10,584     19,852
Other international.........   108,949    119,173     90,172      10,432      8,565      8,081
                              ----------------------------------------------------------------
  Total.....................  $696,195   $783,698   $811,178    $148,592   $167,695   $214,645
                              ================================================================

Export sales from the Company's United States operations were $61.9 million, $90.3 million and $98.9 million for the years ending December 31, 2002, 2001 and 2000, respectively. The following data reflects income (loss) from operations, including merger and restructuring related charges by major geographic area, attributed to the Company's operations within each of the following countries or regions.

                                                              INCOME (LOSS) FROM OPERATIONS
In thousands                                                  -----------------------------
YEAR ENDED DECEMBER 31,                                        2002       2001       2000
-------------------------------------------------------------------------------------------
United States...............................................  $34,554    $41,007    $54,331
Canada......................................................      496      6,412     17,432
Mexico......................................................     (325)    (2,467)       168
Other international.........................................   12,809      9,106      5,860
                                                              -----------------------------
     Total..................................................  $47,534    $54,058    $77,791
                                                              =============================

22. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments approximate their related carrying values, except for the following:

                                                           2002                   2001
                                                     -----------------    ---------------------
                                                      CARRY     FAIR        CARRY       FAIR
IN THOUSANDS                                          VALUE     VALUE       VALUE       VALUE
-----------------------------------------------------------------------------------------------
9.375% Senior Notes................................       --        --    $(175,000)  $(173,250)
Interest rate swaps................................  $(1,756)  $(1,756)      (3,914)     (3,914)
-----------------------------------------------------------------------------------------------

Fair values of the fixed rate obligations were estimated using discounted cash flow analyses. The fair value of the Company's interest rate swaps (see Note 9) were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the swap agreements.

23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   FIRST       SECOND      THIRD       FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA               QUARTER     QUARTER     QUARTER     QUARTER
----------------------------------------------------------------------------------------------
2002
Net sales.......................................  $177,325    $179,808    $161,422    $177,640
Gross profit....................................    44,780      45,356      43,284      46,051
Operating income................................    10,467      13,300      11,170      12,597
Income from continuing operations before
  taxes.........................................     4,044       7,329       7,761       6,621
Income (loss) from discontinued operations (net
  of tax).......................................      (405)         57          48         174
Net income (loss)...............................   (59,440)      4,821       3,890       5,250
Basic earnings from continuing operations per
  common share..................................  $   0.06    $   0.11    $   0.12    $   0.12
Diluted earnings from continuing operations per
  common share..................................  $   0.06    $   0.11    $   0.12    $   0.12
2001
Net sales.......................................  $215,305    $194,117    $185,854    $188,422
Gross profit....................................    61,413      53,577      47,782      47,154
Operating income................................    24,493      18,574      10,932          59
Income (loss) from continuing operations before
  taxes.........................................    12,608       9,618       2,821      (6,620)
Income from discontinued operations (net of
  tax)..........................................     2,292       1,583       2,576      41,367
Net income......................................    10,362       7,961       6,393      37,064
Basic earnings (loss) from continuing operations
  per common share..............................  $   0.19    $   0.15    $   0.09    $  (0.10)
Diluted earnings (loss) from continuing
  operations per common share...................  $   0.19    $   0.15    $   0.09    $  (0.10)
----------------------------------------------------------------------------------------------

Earnings per share for the year are different than the sum of the quarterly earnings per share due to rounding.

The Company recorded a cumulative effect of accounting change for goodwill, net of tax, of $61.7 million, or $1.41 in the first quarter of 2002. The Company also recorded a $1.2 million, or $0.03 per diluted share, extraordinary loss on the early extinguishment of debt in the third quarter of 2002. In the fourth quarter of 2002, the Company recorded a $772,000, or $0.02, per diluted share tax benefit due to research and development credits and the utilization of foreign tax credits. Also in the fourth quarter of 2002, the Company's vacation policy was changed so that employees that leave the Company are entitled to a pro rata portion of their vacation for that year instead of their entire vacation for the year. This change resulted in income of $789,000, net of tax, or $0.02 per diluted share.

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

24. MERGER AND RESTRUCTURING CHARGE

In 2001, the Company completed a merger and restructuring plan with charges totaling $71 million pre-tax, with approximately $2 million of the charge expensed in 2001, $20 million in 2000 and $49 million in 1999. The plan involved the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company.

As of December 31, 2002, $647,000 of the merger and restructuring charge was still remaining as accrued on the balance sheet as part of other accrued liabilities. The table below identifies the significant components of the charge and reflects the accrual balance at that date.

                                                        LEASE
                                                     IMPAIRMENTS
                                                      AND ASSET
IN THOUSANDS                                         WRITEDOWNS     SEVERANCE    OTHER     TOTAL
-------------------------------------------------------------------------------------------------
Beginning balance, January 1, 2002...............      $ 2,458        $ 525      $ 169    $ 3,152
Amounts paid in 2002.............................       (1,811)        (525)      (169)    (2,505)
                                                     --------------------------------------------
Balance at December 31, 2002.....................      $   647        $  --      $  --    $   647
                                                     ============================================

The lease impairment charges and asset writedowns are associated with the Company's closing of several plants, the consolidation of the corporate headquarters, and the Company's evaluation of certain assets where projected cash flows from such assets over their remaining lives are estimated to be less than their carrying values.

The Company began and completed a new restructuring plan for the Transit rail business in 2001. The restructuring plan involved operational realignment and related workforce reductions. The charges in 2001 for the restructuring plan move totaled $2 million pre-tax. 2002 operations still included much of the cost of integration in normal operations.

The $2 million charge in 2001 included costs associated with relocating several production operations from Chicago to Montreal, including severance costs for approximately 103 employees.

25. EXTRAORDINARY ITEM

In July 2002, the Company redeemed $175 million of Senior Notes at par (face) through the use of cash on hand and additional borrowings under its credit agreement.

This redemption resulted in an extraordinary non-cash loss of $1.2 million, net of tax, relating to a write-off of deferred debt issuance costs.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTINGHOUSE AIR BRAKE TECHNOLOGIES
                                          CORPORATION

                                          By /s/ GREGORY T. H. DAVIES
                                            ------------------------------------
                                              Gregory T. H. Davies, Chief
                                             Executive Officer
                                          Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

            SIGNATURE AND TITLE                                     DATE
            -------------------                                     ----

/s/ WILLIAM E. KASSLING                                        March 28, 2003
--------------------------------------------
William E. Kassling, Chairman of the Board

/s/ GREGORY T. H. DAVIES                                       March 28, 2003
--------------------------------------------
Gregory T. H. Davies, President,
Chief Executive Officer and Director

/s/ ROBERT J. BROOKS                                           March 28, 2003
--------------------------------------------
Robert J. Brooks, Chief Financial Officer,
Chief Accounting Officer and Director

/s/ KIM G. DAVIS                                               March 28, 2003
--------------------------------------------
Kim G. Davis, Director

/s/ EMILIO A. FERNANDEZ                                        March 28, 2003
--------------------------------------------
Emilio A. Fernandez, Director

/s/ LEE B. FOSTER, II                                          March 28, 2003
--------------------------------------------
Lee B. Foster, Director

/s/ JAMES P. MISCOLL                                           March 28, 2003
--------------------------------------------
James P. Miscoll, Director

/s/ JAMES V. NAPIER                                            March 28, 2003
--------------------------------------------
James V. Napier, Director

                                 CERTIFICATION

I, Gregory T. H. Davies, certify that:

     1. I have reviewed this annual report on Form 10-K of Westinghouse Air Brake Technologies Corporation.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          Date: March 28, 2003

                                          /s/ GREGORY T. H. DAVIES
                                          --------------------------------------
                                          Name: Gregory T. H. Davies
                                          Title: President & Chief Executive
                                          Officer

                                 CERTIFICATION

I, Robert J. Brooks, certify that:

     1. I have reviewed this annual report on Form 10-K of Westinghouse Air Brake Technologies Corporation.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          Date: March 28, 2003

                                          /s/ ROBERT J. BROOKS
                                          --------------------------------------
                                          Name: Robert J. Brooks
                                          Title: Chief Financial Officer

                                 CERTIFICATION

Pursuant to 18 U.S.C. sec. 1350, the undersigned officers of Westinghouse Air Brake Technologies Corporation (the "Company"), hereby certify, to the best of their knowledge, that the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          /s/ GREGORY T. H. DAVIES
                                          --------------------------------------
                                          Gregory T. H. Davies
                                          President & Chief Executive Officer

                                          Date: March 28, 2003

                                          /s/ ROBERT J. BROOKS
                                          --------------------------------------
                                          Robert J. Brooks
                                          Chief Financial Officer

                                          Date: March 28, 2003

                                                                     SCHEDULE II

                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR EACH OF THE THREE YEARS ENDED DECEMBER 31

                                                                       CHARGED     DEDUCTIONS
                                       BALANCE AT      CHARGED/       TO OTHER        FROM
                                      BEGINNING OF   (CREDITED) TO    ACCOUNTS      RESERVES      BALANCE AT
IN THOUSANDS                             PERIOD         EXPENSE          (1)           (2)       END OF PERIOD
--------------------------------------------------------------------------------------------------------------
2002
Warranty and overhaul reserves......    $15,373         $17,625        $    --       $15,591        $17,407
Allowance for doubtful accounts.....      2,294           2,923             --           570          4,647
Valuation allowance -- taxes........      8,641              --             --            --          8,641
Inventory reserves..................     13,228           3,802             --         4,622         12,408
Merger and restructuring reserve....      3,152              --             --         2,505            647
2001
Warranty and overhaul reserves......    $23,482         $19,821        $(6,658)      $21,272        $15,373
Allowance for doubtful accounts.....      3,949           2,151         (1,287)        2,519          2,294
Valuation allowance -- taxes........      8,641              --             --            --          8,641
Inventory reserves..................     17,309           8,569         (3,689)        8,961         13,228
Merger and restructuring reserve....      6,257           3,723             --         6,828          3,152
2000
Warranty and overhaul reserves......    $26,832         $16,352        $    --       $19,702        $23,482
Allowance for doubtful accounts.....      3,983             639             --           673          3,949
Valuation allowance -- taxes........      8,641              --             --            --          8,641
Inventory reserves..................     21,543           8,261            252        12,747         17,309
Merger and restructuring reserve....      8,705           1,463             --         3,911          6,257
--------------------------------------------------------------------------------------------------------------

(1) Reserves of acquired/(sold) companies

(2) Actual disbursements and/or charges

                                    EXHIBITS

                                                                         FILING METHOD
           EXHIBITS                                                      -------------
     2.1   Amended and Restated Agreement and Plan of Merger, as
           amended (originally included as Annex A to the Joint Proxy
           Statement/Prospectus)                                               8
     3.1   Restated Certificate of Incorporation of the Company dated
           January 30, 1995, as amended March 30, 1995                         2
     3.3   Amended and Restated By-Laws of the Company, effective
           November 19, 1999                                                   8
    10.1   MotivePower Stock Option Agreement (originally included as
           Annex B to the Joint Proxy Statement/Prospectus)                    8
    10.2   Westinghouse Air Brake Stock Option Agreement (originally
           included as Annex C to the Joint Proxy Statement/Prospectus)        8
    10.3   Voting Agreement dated as of September 26, 1999 among
           William E. Kassling, Robert J. Brooks, Harvard Private
           Capital Holdings, Inc. Vestar Equity Partners, L.P. and
           MotivePower Industries, Inc. (originally included as Annex D
           to the Joint Proxy Statement/Prospectus)                            8
    10.9   Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial
           institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank,
           and The Bank of New York (Schedules and Exhibits omitted)           9
    10.10  Amended and Restated Stockholders Agreement dated as of
           March 5, 1997 among the RAC Voting Trust ("Voting Trust"),
           Vestar Equity Partners, L.P. ("Vestar Equity"), Harvard
           Private Capital Holdings, Inc. ("Harvard"), American
           Industrial Partners Capital Fund II, L.P. ("AIP") and the
           Company                                                             5
    10.11  Common Stock Registration Rights Agreement dated as of
           January 31, 1995 among the Company, Scandinavian Incentive
           Holding B.V. ("SIH"), Voting Trust, Vestar Equity, Pulse
           Electronics, Inc., Pulse Embedded Computer Systems, Inc.,
           the Pulse Shareholders and ESOT (Schedules and Exhibits
           omitted)                                                            2
    10.12  Indemnification Agreement dated January 31, 1995 between the
           Company and the Voting Trust Trustees                               2
    10.13  Agreement of Sale and Purchase of the North American
           Operations of the Railway Products Group, an operating
           division of American Standard Inc., dated as of 1990 between
           Rail Acquisition Corp. and American Standard Inc. (only
           provisions on indemnification are reproduced)                       2
    10.14  Letter Agreement (undated) between the Company and American
           Standard Inc. on environmental costs and sharing                    2
    10.15  Purchase Agreement dated as of June 17, 1992 among the
           Company, Schuller International, Inc., Manville Corporation
           and European Overseas Corporation (only provisions on
           indemnification are reproduced)                                     2
    10.16  Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse
           Electronics, Inc., Pulse Embedded Computer Systems, Inc. and
           the Pulse Shareholders (Schedules and Exhibits omitted)             2
    10.17  License Agreement dated as of December 31, 1993 between SAB
           WABCO Holdings B.V. and the Company                                 2
    10.18  Letter Agreement dated as of January 19, 1995 between the
           Company and Vestar Capital Partners, Inc.                           2
    10.19  Westinghouse Air Brake Company 1995 Stock Incentive Plan, as
           amended                                                             7
    10.20  Westinghouse Air Brake Company 1995 Non-Employee Directors'
           Fee and Stock Option Plan, as amended                               9

                                                                         FILING METHOD
           EXHIBITS                                                      -------------
    10.21  Employment Agreement between William E. Kassling and the
           Company                                                             2
    10.22  Letter Agreement dated as of January 1, 1995 between the
           Company and Vestar Capital Partners, Inc.                           2
    10.23  Form of Indemnification Agreement between the Company and
           Authorized Representatives                                          2
    10.24  Share Purchase Agreement between Futuris Corporation Limited
           and the Company (Exhibits omitted)                                  2
    10.25  Purchase Agreement dated as of September 19, 1996 by and among Mark IV Industries, Inc., Mark IV PLC, and W&P Holding
           Corp. (Exhibits and Schedules omitted) (Originally filed as
           Exhibit No. 2.01)                                                   3
    10.26  Purchase Agreement dated as of September 19,1996 by and among Mark IV Industries Limited and Westinghouse Railway
           Holdings (Canada) Inc. (Exhibits and Schedules omitted)
           (Originally filed as Exhibit No. 2.02)                              3
    10.27  Amendment No. 1 to Amended and Restated Stockholders
           Agreement dated as of March 5, 1997 among the Voting Trust,
           Vestar, Harvard, AIP and the Company                                5
    10.28  Common Stock Registration Rights Agreement dated as of March
           5, 1997 among the Company, Harvard, AIP and the Voting Trust        5
    10.29  1998 Employee Stock Purchase Plan                                   7
    10.30  Sale Agreement dated as of August 7, 1998 by and between
           Rockwell Collins, Inc. and the Company (Schedules and
           Exhibits omitted) (Originally filed as Exhibit No. 2.01)            6
    10.31  Amendment No. 1 dated as of October 5, 1998 to Sale
           Agreement dated as of August 7, 1998 by and between Rockwell
           Collins, Inc. and the Company (Originally filed as Exhibit
           No. 2.02)                                                           6
    10.32  Westinghouse Air Brake Technologies Corporation 2000 Stock
           Incentive Plan                                                     10
    10.33  Amendment No. 1, dated as of November 16, 2000, by and among the Company and the Guarantors from Time to Time Party
           Thereto, and the Banks From Time to Time Party Thereto, and
           ABN AMRO Bank N.V. as bookrunner and co-syndication agent,
           The Bank of New York, as co-syndication agent, Mellon Bank,
           N.A., as documentation agent, and The Chase Manhattan Bank
           USA, N.A., (successor in interest to Chase Manhattan Bank
           Delaware), as an issuing bank, to the Amended and Restated
           Refinancing Credit Agreement, dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO
           Bank N.V., The Chase Manhattan Bank, and The Bank of New
           York which was filed as Exhibit 10.9 to the Company's Annual
           Report on Form 10-K for the period ended December 31, 1999
           (Exhibits omitted)                                                 11
    10.34  Amendment No. 2, dated as of March 30, 2001, by and among the Company and the Guarantors from Time to Time Party
           Thereto, and the Banks From Time to Time Party Thereto, and
           ABN AMRO Bank N.V. as bookrunner and co-syndication agent,
           The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A.,
           (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing
           Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO
           Bank N.V., The Chase Manhattan Bank, and The Bank of New
           York which was filed as Exhibit 10.9 to the Company's Annual
           Report on Form 10-K for the period ended December 31, 1999
           (Exhibits omitted)                                                 13

                                                                         FILING METHOD
           EXHIBITS                                                      -------------
    10.35  Amendment No. 3, dated as of July 18, 2001, by and among the
           Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle
           Bank National Association and ABN AMRO Bank N.V. as
           bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, The Chase Manhattan Bank as
           administrative agent, Mellon Bank, N.A., as documentation
           agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing
           bank, to the Amended and Restated Refinancing Credit
           Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank
           N.V., The Chase Manhattan Bank, and The Bank of New York
           which was filed as Exhibit 10.9 to the Company's Annual
           Report on Form 10-K for the period ended December 31, 1999
           (Exhibits omitted)                                                 13
    10.36  Amendment No. 4, dated as of September 17, 2001, by and among the Company and the Guarantors from Time to Time Party
           Thereto, and the Banks From Time to Time Party Thereto, and
           LaSalle Bank National Association as bookrunner and co-
           syndication agent, The Chase Manhattan Bank as
           administrative agent, The Bank of New York, as
           co-syndication agent, Mellon Bank, N.A., as documentation
           agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing
           bank, to the Amended and Restated Refinancing Credit
           Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, LaSalle Bank
           National Association, The Chase Manhattan Bank, and The Bank
           of New York which was filed as Exhibit 10.9 to the Company's
           Annual Report on Form 10-K for the period ended December 31,
           1999 (Exhibits omitted)                                            13
    10.37  Amendment No. 5, dated as of November 14, 2001, by and among the Company and the Guarantors from Time to Time Party
           Thereto, and the Banks From Time to Time Party Thereto, and
           LaSalle Bank National Association as bookrunner and co-
           syndication agent, JP Morgan Chase Bank (formerly known as
           The Chase Manhattan Bank) as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A.,
           (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing
           Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO
           Bank N.V., The Chase Manhattan Bank, and The Bank of New
           York which was filed as Exhibit 10.9 to the Company's Annual
           Report on Form 10-K for the period ended December 31, 1999
           (Exhibits omitted)                                                 13
    10.38  Amendment No. 6, dated as of November 13, 2002, by and among the Company and the Guarantors from Time to Time Party
           Thereto, and the Banks From Time to Time Party Thereto, and
           LaSalle Bank National Association as bookrunner and co-
           syndication agent, JP Morgan Chase Bank as administrative
           agent, and The Bank of New York, as co-syndication agent,
           Mellon Bank, N.A., as documentation agent, LaSalle Bank
           National Association, as an issuing bank, ABN AMRO Bank
           N.V., as an issuing bank, and The Chase Manhattan Bank USA,
           N.A., (successor in interest to Chase Manhattan Bank
           Delaware), as an issuing bank, to the Amended and Restated
           Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial
           institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period
           ended December 31, 1999                                             1

                                                                         FILING METHOD
           EXHIBITS                                                      -------------
    10.39  Asset Purchase Agreement, by and between General Electric
           Company, through its GE Transportation Systems business and
           Westinghouse Air Brake Technologies Corporation, dated as of
           July 24, 2001                                                      12
    21     List of subsidiaries of the Company                                 1
    23.1   Consent of Ernst & Young LLP                                        1
    23.2   Information Regarding Consent of Arthur Andersen LLP                1
    99.1   Annual Report on Form 11-K for the year ended December 31,
           2002 of the Westinghouse Air Brake Technologies Corporation
           Savings Plan                                                        1
    99.2   Annual Report on Form 11-K for the year ended December 31,
           2002 of the Westinghouse Air Brake Technologies Corporation
           Savings Plan for Hourly Employees                                   1
    99.3   Annual Report on Form 11-K for the year ended December 31,
           2002 of the Westinghouse Air Brake Company Savings Plan for
           Non-Pittsburgh Hourly Employees                                     1

--------------------------------------------------------------------------------

  FILING METHOD
  -------------
        1           Filed herewith.
        2           Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-90866).
        3           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 3, 1996.
        4           Filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-39159).
        5           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1997.
        6           Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated October 5, 1998.
        7           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1998.
        8           Filed as part of the Company's Registration Statement on
                    Form S-4 (No. 333-88903).
        9           Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 1999.
        10          Filed as an exhibit to the Company's Quarterly Report on
                    Form 10-Q for the period ended June 30, 2000.
        11          Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 2000.
        12          Filed as an exhibit to the Company's Current Report on Form
                    8-K, dated November 13, 2001.
        13          Filed as an exhibit to the Company's Annual Report on Form
                    10-K for the period ended December 31, 2001.