Form 10-Q
period 2003-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2003-05-15
CIK 943452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

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
                                                ---      ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes   X    No
                                              ---      ---

         As of May 13, 2003, 43,487,117 shares of Common Stock of the registrant were issued and outstanding.

                       WESTINGHOUSE AIR BRAKE TECHNOLOGIES
                                   CORPORATION

                            MARCH 31, 2003 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                    ---------
                PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements
                   Condensed Consolidated Balance Sheets as of March 31, 2003
                      and December 31, 2002                                                             3
                   Condensed Consolidated Statements of Operations for the
                      three months ended March 31, 2003 and 2002                                        4
                   Condensed Consolidated Statements of Cash Flows for the
                      three months ended March 31, 2003 and 2002                                        5
                   Notes to Condensed Consolidated Financial Statements                                 6

Item 2.         Management's Discussion and Analysis of Financial Position and
                   Results of Operations                                                               11

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                             14

Item 4.         Controls and Procedures                                                                14

                PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                      14

Item 6.         Exhibits and Reports on Form 8-K                                                       14

                Signatures                                                                             15

                Certifications                                                                         16

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                     UNAUDITED
                                                                                                     MARCH 31         DECEMBER 31
In thousands, except shares and par value                                                               2003            2002
-----------------------------------------------------------------------------------------------------------------------------------

                                           ASSETS
CURRENT ASSETS
Cash                                                                                                 $  12,848         $  19,210
Accounts receivable                                                                                    130,088           108,019
Inventories                                                                                             91,752            88,470
Other current assets                                                                                    30,926            29,524
                                                                                                     ---------         ---------
     Total current assets                                                                              265,614           245,223

Property, plant and equipment                                                                          315,336           308,495
Accumulated depreciation                                                                              (166,831)         (159,903)
                                                                                                     ---------         ---------
     Property, plant and equipment, net                                                                148,505           148,592

OTHER ASSETS

Goodwill, net                                                                                          109,450           109,450
Other intangibles, net                                                                                  40,681            41,524
Other noncurrent assets                                                                                 45,399            44,076
                                                                                                     ---------         ---------
     Total other assets                                                                                195,530           195,050
                                                                                                     ---------         ---------
          Total Assets                                                                               $ 609,649         $ 588,865
                                                                                                     =========         =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                                    $     839         $     833
Accounts payable                                                                                        71,900            62,104
Customer deposits                                                                                       12,997            10,827
Accrued income taxes                                                                                     5,240             3,928
Other accrued liabilities                                                                               56,357            57,571
                                                                                                     ---------         ---------
     Total current liabilities                                                                         147,333           135,263
Long-term debt                                                                                         191,426           194,318
Reserve for postretirement and pension benefits                                                         40,232            38,266
Other long-term liabilities                                                                             22,045            21,756
                                                                                                     ---------         ---------
     Total liabilities                                                                                 401,036           389,603

SHAREHOLDERS' EQUITY

Common stock, $.01 par value; 100,000,000 shares authorized: 65,447,867 shares issued and
  43,460,315 and 43,440,840 outstanding at March 31, 2003 and December 31, 2002, respectively              654               654
Additional paid-in capital                                                                             272,768           272,782
Treasury stock, at cost, 21,987,552 and 22,007,027 shares, respectively                               (273,391)         (273,634)
Retained earnings                                                                                      236,530           231,282
Deferred compensation                                                                                      270               270
Accumulated other comprehensive income (loss)                                                          (28,218)          (32,092)
                                                                                                     ---------         ---------
     Total shareholders' equity                                                                        208,613           199,262
                                                                                                     ---------         ---------
          Total Liabilities and Shareholders' Equity                                                 $ 609,649         $ 588,865
                                                                                                     =========         =========





        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   UNAUDITED
                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31
In thousands, except per share data                                                           2003             2002
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                  $ 169,523         $ 177,325
Cost of sales                                                                               (124,247)         (132,545)
                                                                                           ---------         ---------
     Gross profit                                                                             45,276            44,780

Selling, general and administrative expenses                                                 (23,707)          (24,723)
Engineering expenses                                                                          (8,268)           (8,105)
Amortization expense                                                                          (1,000)           (1,485)
                                                                                           ---------         ---------
     Total operating expenses                                                                (32,975)          (34,313)

     Income from operations                                                                   12,301            10,467

Other income and expenses
   Interest expense                                                                           (2,399)           (5,310)
   Other expense, net                                                                         (1,136)           (1,113)
                                                                                           ---------         ---------
     Income from continuing operations before income taxes and cumulative effect of            8,766             4,044
       accounting change

Income tax expense                                                                            (3,200)           (1,415)
                                                                                           ---------         ---------

Income from continuing operations before cumulative effect of accounting change                5,566             2,629

Discontinued operations, net of tax
   Income from discontinued operations                                                           117               124
   Loss on sale of discontinued operations                                                      --                (529)
                                                                                           ---------         ---------
Total discontinued operations                                                                    117              (405)
                                                                                           ---------         ---------

Income before cumulative effect of accounting change                                           5,683             2,224

Cumulative effect of accounting change for goodwill, net of tax                                 --             (61,663)
                                                                                           ---------         ---------

Net income (loss)                                                                          $   5,683         $ (59,439)
                                                                                           =========         =========

EARNINGS PER COMMON SHARE

     Basic
       Income from continuing operations before cumulative effect of accounting
       change                                                                              $    0.13         $    0.06

       Income (loss) from discontinued operations                                               --               (0.01)
                                                                                           ---------         ---------
       Income before cumulative effect of accounting change                                     0.13              0.05
                                                                                           ---------         ---------
       Cumulative effect of accounting change for goodwill, net of tax                          --               (1.43)
                                                                                           ---------         ---------
       Net income/(loss)                                                                   $    0.13         $   (1.38)
                                                                                           =========         =========

     Diluted
       Income from continuing operations before cumulative effect of accounting
       change                                                                              $    0.13         $    0.06
       Income (loss) from discontinued operations                                               --               (0.01)
                                                                                           ---------         ---------
       Income before cumulative effect of accounting change                                     0.13              0.05
                                                                                           ---------         ---------
       Cumulative effect of accounting change for goodwill, net of tax                          --               (1.42)
                                                                                           ---------         ---------
       Net income/(loss)                                                                   $    0.13         $   (1.37)
                                                                                           =========         =========

      Weighted average shares outstanding
        Basic                                                                                 43,453            43,198
        Diluted                                                                               43,599            43,512
                                                                                           ---------         ---------

        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      UNAUDITED
                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31
In thousands                                                                                   2003             2002
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income/(loss)                                                                            $  5,683         $(59,439)
Adjustments to reconcile net income/(loss) to net cash used for operations:
     Depreciation and amortization                                                              5,717            6,558
     Results of discontinued operations, net of tax                                              (117)             405
     Cumulative effect of accounting change for goodwill                                         --             61,663
     Discontinued operations                                                                       43              131
     Changes in operating assets and liabilities, net
        of acquisition and disposition of product line
         Accounts receivable                                                                  (19,889)           1,516
         Inventories                                                                           (1,675)            (162)
         Accounts payable                                                                       7,898              370
         Accrued income taxes                                                                   1,116          (28,724)
         Accrued liabilities and customer deposits                                                238           (3,365)
         Other assets and liabilities                                                            (119)          (2,831)
                                                                                             --------         --------
              Net cash used for operating activities                                           (1,105)         (23,878)

INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                                            (2,804)          (2,574)
     Cash received from disposition of discontinued operations                                   --              1,400
     Cash paid for acquisition of product line                                                   --             (1,654)
     Discontinued operations                                                                      (62)              (4)
                                                                                             --------         --------
              Net cash used for investing activities                                           (2,866)          (2,832)

FINANCING ACTIVITIES
     Repayments of loans under credit agreement                                                (2,700)            --
     Repayments of other borrowings                                                              (190)            (411)
     Proceeds from the issuance of treasury stock for stock options and other benefit
     plans                                                                                        229            1,530
     Cash dividends                                                                              (435)            (421)
                                                                                             --------         --------
              Net cash (used for) provided by financing activities                             (3,096)             698

Effect of changes in currency exchange rates                                                      705             (393)
                                                                                             --------         --------
     Decrease in cash                                                                          (6,362)         (26,405)
         Cash, beginning of year                                                               19,210           53,949
                                                                                             --------         --------
         Cash, end of period                                                                 $ 12,848         $ 27,544
                                                                                             ========         ========



        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 (UNAUDITED)



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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec's Annual Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 information has been derived from the Company's December 31, 2002 Annual Report on Form 10-K.

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

USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

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

RECENT ACCOUNTING PRONOUNCEMENTS In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002. The Company has not completed the process of evaluating the impact that will result from adopting it.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not had nor anticipates any action that would be covered under this statement.

STOCK BASED COMPENSATION PLANS In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation," to provide alternate methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of the Statement are applicable to all companies with stock-based compensation. The provisions of this standard are effective for fiscal years ending after December 15, 2002.

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

                                                THREE MONTHS ENDED
                                                    MARCH 31
In thousands, except per share              2003              2002
--------------------------------------------------------------------
Net income (loss)
   As reported                           $   5,683        $  (59,439)
   Stock-based compensation under
     FAS123                                  1,389               562
                                         ---------        ----------
   Pro forma                                 4,294           (60,001)

Basic earnings (loss) per share
   As reported                           $    0.13        $    (1.38)
   Pro forma                                  0.10             (1.38)

Diluted earnings (loss) per share
   As reported                           $    0.13        $    (1.37)
   Pro forma                                  0.10             (1.37)


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

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                THREE MONTHS ENDED
                                                     MARCH 31
                                                 2003          2002
--------------------------------------------------------------------
Dividend yield                                    .30%          .30%
Risk-free interest rate                          5.3%          5.7%
Stock price volatility                          43.39         46.70
Expected life (years)                            5.0           5.0
--------------------------------------------------------------------

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

                                                 THREE MONTHS ENDED
                                                     MARCH 31
In thousands                                   2003            2002
----------------------------------------------------------------------

Net income (loss)                            $  5,683        $(59,439)
Foreign currency translation                    3,576              (3)
Unrealized gain on hedges, net of tax             298             529
                                             --------        --------
Total comprehensive income (loss)            $  9,557        $(58,913)
----------------------------------------------------------------------

The components of accumulated other comprehensive income (loss) consisted of the following at March 31, 2003 and December 31, 2002:

                                         MARCH 31        DECEMBER 31
In thousands                               2003              2002
---------------------------------------------------------------------
Foreign currency translation             $(13,911)        $(17,487)
Unrealized loss on hedges, net of
   tax                                       (708)          (1,006)
Additional minimum pension
   liability, net of tax                  (13,599)         (13,599)
                                         --------         --------
Total accumulated comprehensive          $(28,218)        $(32,092)
   loss
---------------------------------------------------------------------


3.       DISCONTINUED OPERATIONS

In the fourth quarter of 2001, the Company decided to exit some small, non-core businesses. One of these businesses was sold in the first quarter of 2002, and the other is still being marketed for sale. In accordance with SFAS 144, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized for the three months ended March 31, as follows:

                                             THREE MONTHS ENDED
                                                  MARCH 31
In thousands                                2003          2002
---------------------------------------------------------------
Net sales                                  $2,311        $4,339
Income before income taxes                    184           191
Income tax expense                             67            67
                                           ------        ------
Income from discontinued operations        $  117        $  124
---------------------------------------------------------------

4.       INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

                                        MARCH 31    DECEMBER 31
In thousands                              2003          2002
---------------------------------------------------------------
Raw materials                          $48,188        $56,016
Work-in-process                         36,338         27,856
Finished goods                           7,226          4,598
                                       -------        -------
    Total inventory                    $91,752        $88,470
---------------------------------------------------------------

5.   INTANGIBLES

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis over the assets estimated useful life. Instead, they are subject to periodic assessments for impairment by applying a fair-value based test. As a result of the adoption of SFAS 142 during 2002, the Company wrote down the carrying value of goodwill by $90 million ($83.2 million for the freight group and $6.8 million for the transit group), resulting in a non-cash after-tax charge of $61.7 million. The fair value of these reporting units was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Goodwill still remaining on the balance sheet is $109.5 million.

As of March 31, 2003 and December 31, 2002, the Company's trademarks had a gross carrying amount of $23.1 million and accumulated amortization of $3.6 million, which are no longer amortized because the Company has decided that this intangible has an indefinite life.

Intangible assets of the Company, other than goodwill and trademarks, consist of the following:


                                                 MARCH 31    DECEMBER 31
In thousands                                       2003         2002
------------------------------------------------------------------------
Patents and other, net of accumulated            $15,616        $16,124
   amortization of $39,643 and $39,136
Covenants not to compete, net of
   accumulated amortization of $17,007
   and $16,673                                     1,146          1,480
Intangible pension asset                           4,357          4,357
                                                 -------        -------
                 Total                           $21,119        $21,961
------------------------------------------------------------------------

In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable assets and determined that they continue to be appropriate. The weighted average useful lives of patents was 13 years and covenants not to compete was 5 years.

Amortization expense for intangible assets was $1 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding years are as follows (in thousands):

     2003 (remainder)       $3,000
     2004                    2,876
     2005                    2,318
     2006                    2,177
     2007                    1,920
     2008                    1,473

There was no change in the carrying amount of goodwill for the three months ended March 31, 2003. Goodwill for the freight group and transit group is $92.6 million and $16.9 million, respectively.

6.   EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31
In thousands, except per share               2003        2002
----------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income from continuing
   operations before cumulative
   effect of accounting change
   applicable to common
   shareholders                           $ 5,566        $ 2,629
Divided by
   Weighted average shares
     outstanding                           43,453         43,198
Basic earnings from continuing
   operations before cumulative
   effect of accounting change
   per share                              $  0.13        $  0.06
----------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income from continuing
   operations before cumulative
   effect of accounting change
   applicable to common
   shareholders                           $ 5,566        $ 2,629
Divided by sum of the
   Weighted average shares
     outstanding                           43,453         43,198
   Conversion of dilutive stock
     options                                  146            314
                                          -------        -------
   Diluted shares outstanding              43,599         43,512
Diluted earnings from continuing
   operations before cumulative
   effect of accounting change
   per share                              $  0.13        $  0.06
----------------------------------------------------------------

7. WARRANTIES

The following table reconciles the changes in the Company's product warranty reserve as of and for the three months ended March 31, 2003 and 2002.

                                              THREE MONTHS ENDED
                                                   MARCH 31
In thousands                                 2003        2002
------------------------------------------------------------------
Balance at beginning of period              $17,407        $15,373
Warranty expense                              3,615          4,942
Warranty payments                             4,315          5,306
                                            -------        -------
Balance at end of period                    $16,707        $15,009
------------------------------------------------------------------

8. COMMITMENTS AND CONTINGENCIES

Under the terms of the purchase agreement and related documents for the 1990 Acquisition, American Standard, Inc. ("ASI"), has indemnified the Company for certain items including, among others, environmental claims. The indemnification provisions of the agreement expired at various dates through 2000, except for those claims which were timely asserted, which continue until resolved. If ASI was unable to honor or meet these indemnifications, the Company would be responsible for such items. In the opinion of management, ASI currently has the ability to meet its indemnification obligations.

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

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2002. During the first quarter of 2003, there were no material changes to the information described in Note 20 therein.

Also, as described in Note 20 of the Form 10-K, the Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Industries (Boise, Idaho) facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for the amount of hazardous constituents. At March 31, 2003, the Company has accrued $702,000 representing the estimated remaining costs for remediation. The Company was in compliance with the Permit at March 31, 2003.

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

9.  SEGMENT INFORMATION

Wabtec has two reportable segments - the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company's internal operations, the nature of the products and services, and customer type. The business segments are:

FREIGHT GROUP manufactures products and provides services geared to the production and operation of freight cars and locomotives, including braking control equipment, engines, on-board electronic components and train coupler equipment. Revenues are derived from OEM sales and locomotive overhauls, aftermarket sales and freight car repairs and services.

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

Segment financial information for the three months ended March 31, 2003 is as follows:

                                                                 FREIGHT          TRANSIT        CORPORATE
In thousands                                                      GROUP            GROUP         ACTIVITIES           TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                     $ 122,634        $  46,889             --           $ 169,523
Intersegment sales/(elimination)                                    1,963              167           (2,130)             --
                                                                ---------        ---------        ---------         ---------
   Total sales                                                  $ 124,597        $  47,056        $  (2,130)        $ 169,523
                                                                =========        =========        =========         =========
Income from operations                                          $  15,705        $   2,219        $  (5,623)        $  12,301
Interest expense and other                                           --               --             (3,535)           (3,535)
                                                                ---------        ---------        ---------         ---------
   Income from continuing operations before income taxes
     and cumulative effect of accounting change                 $  15,705        $   2,219        $  (9,158)        $   8,766
                                                                =========        =========        =========         =========

Segment financial information for the three months ended March 31, 2002 is as follows:

                                                                 FREIGHT          TRANSIT        CORPORATE
In thousands                                                      GROUP            GROUP         ACTIVITIES           TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Sales to external customers                                     $ 108,607        $  68,718             --           $ 177,325
Intersegment sales/(elimination)                                    2,896              107           (3,003)             --
                                                                ---------        ---------        ---------         ---------
   Total sales                                                  $ 111,503        $  68,825        $  (3,003)        $ 177,325
                                                                =========        =========        =========         =========
Income from operations                                          $   9,859        $   5,849        $  (5,241)        $  10,467
Interest expense and other                                           --               --             (6,423)           (6,423)
                                                                ---------        ---------        ---------         ---------
   Income from continuing operations before income taxes
     and cumulative effect of accounting change                 $   9,859        $   5,849        $ (11,664)        $   4,044
                                                                =========        =========        =========         =========


10.  RESTRUCTURING CHARGES
In 2001, the Company completed a merger and restructuring plan with charges totaling $71 million pre-tax, with approximately $2 million of the charge expensed in 2001, $20 million in 2000 and $49 million in 1999. The plan involved the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company.

As of March 31, 2003, $402,000 of the merger and restructuring charge was still remaining as accrued on the balance sheet as part of other accrued liabilities. The table below identifies the significant components of the charge and reflects the accrual balance at that date.

In thousands
                                                                       LEASE
                                                                    IMPAIRMENTS
                                                                        AND
                                                                       ASSET
                                                                    WRITEDOWNS       TOTAL
------------------------------------------------------------------------------------------
Beginning balance, January 1, 2003                                     $ 647         $ 647
Amounts paid                                                            (245)         (245)
                                                                       -----         -----
Balance at March 31, 2003                                              $ 402         $ 402
------------------------------------------------------------------------------------------



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation's Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 2002 Annual Report on Form 10-K.


OVERVIEW

Net sales of ongoing operations decreased by 4.4% from $177.3 million in the first quarter of 2002 to $169.5 million in the same period in 2003. The major cause for the change was the completion of a major transit contract during 2002, which was partially offset by increased sales of components for new freight cars and locomotives.

Net income from continuing operations for the first three months of 2003 was $5.6 million or $0.13 per diluted share. Net loss from continuing operations for the first three months of 2002 was $59 million or $1.36 per diluted share The results for the first three months of 2002 included a $61.7 million, net of tax, write off of goodwill in accordance with SFAS No. 142. Net income from continuing operations before cumulative effect of accounting change was $2.6 million or $0.06 per diluted share. The increase in net income was due to improved margins, lower operating expenses and lower interest expense.

                FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

The following table sets forth the Company's net sales by business segment:

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                            ------------------------
In thousands                                2003          2002
--------------------------------------------------------------------
Freight Group                               $122,634        $108,607
Transit Group                                 46,889          68,718
                                            --------        --------
     Net sales                              $169,523        $177,325
--------------------------------------------------------------------

Net sales for the first quarter of 2003 decreased $7.8 million, or 4.4%, to $169.5 million as compared to the prior year period. The increased sales in the Freight Group were offset by lower sales in the Transit Group. The Freight Group's increased sales reflected higher sales of components for new freight cars and locomotives and also higher aftermarket sales. In the quarter, industry deliveries of new freight cars increased to 6,614 units as compared to 3,855 in the same period in 2002. The Transit Group's decreased sales were due to the completion of a contract to supply components for New York City subway cars and lower aftermarket sales.

Gross profit increased to $45.3 million in the first quarter of 2003 compared to $44.8 million in the same period of 2002. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 26.7% compared to 25.3% in the same period of 2002. (Gross profit was 25.9% in the fourth quarter of 2002.) The increase in gross profit percentage is primarily due to operating efficiencies and favorable product mix.

Operating expenses improved by $1.3 million in the first quarter of 2003 as compared to the same period of 2002, due to a decrease in selling, general and administrative expenses and amortization expense.

Operating income totaled $12.3 million (or 7.3% of sales) in the first quarter of 2003 compared with $10.5 million (or 5.9% of sales) in the same period in 2002. Higher operating income resulted from increased margins and decreased operating expenses in the first quarter of 2003. (See Note 9 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Interest expense decreased 54.8% in the first quarter of 2003 as compared to the prior year quarter primarily due to a substantial decrease in debt and interest rates.

The effective income tax rate was 36.5% in the first quarter of 2003 and 35% in the first quarter of 2002. The change in the effective tax rate was due to increased state activity, resulting in a higher effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's unsecured credit facility with a consortium of commercial banks ("credit agreement"). The following is a summary of selected cash flow information and other relevant data.

                                         THREE MONTHS ENDED
                                              MARCH 31
                                         ------------------
In thousands                              2003       2002
-----------------------------------------------------------
Cash provided (used) by:
  Operating activities:
     Income taxes                       $ 1,116    $(28,724)
     Other operating activities          (2,221)      4,846
  Investing activities                   (2,866)     (2,832)
  Financing activities                   (3,096)        698

Cash used by operations other than income taxes in the first three months of 2003 was $2.2 million compared to $4.8 million of cash provided by operations in the same period a year ago. Earnings were the main provider of cash from operations in the first three months of 2003 and 2002. An increase in accounts receivable was the main use of cash from operations in the first three months of 2003. Planned income tax payments of approximately $30 million due to the fourth quarter 2001 net gain from the sale of certain businesses to General Electric were the primary use of cash from operations for the first three months of 2002.

Cash used for investing activities was $2.9 million in the first three months of 2003 as compared to $2.8 million a year ago. Capital expenditures for continuing operations were $2.8 million and $3.1 in the first three months of 2003 and 2002, respectively. The majority of capital expenditures for these periods relates to upgrades to existing equipment and replacement of existing equipment. In the first three months of 2002, cash received from the sale of a product line was $1.4 million and $1.7 million was paid to acquire the minority interest of a business that the Company did not already own.

Cash used by financing activities was $3.1 million in the first three months of 2003 versus $698,000 of cash provided by financing activities in the same period a year ago. The Company reduced long-term debt by approximately $2.9 million in the first three months of 2003 compared to $411,000 in the same period a year ago.

The following table sets forth the Company's outstanding indebtedness at March 31, 2003 and December 31, 2002. The revolving credit agreement and other term loan interest rates are variable and dependent on market conditions.

                                               MARCH 31     DECEMBER 31
In thousands                                     2003           2002
-----------------------------------------------------------------------
Revolving credit agreement                     $187,000        $189,700
5.5% Industrial revenue bond due 2008             4,742           4,909
Other                                               523             542
                                               --------        --------
     Total                                     $192,265        $195,151
     Less-current portion                           839             833
                                               --------        --------
     Long-term portion                         $191,426        $194,318
-----------------------------------------------------------------------

Credit Agreement

The Company's credit agreement provides a $275 million five-year revolving credit facility expiring in November 2004 and a 364-day $95 million convertible revolving credit facility maturing in November 2004, with an annual renewal in November 2003. At March 31, 2003, the Company had available borrowing capacity, net of letters of credit, of approximately $161 million, subject to certain financial covenant restrictions.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, environmental matters, the testing of goodwill and other intangibles for impairment, proceeds on assets to be sold, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company's financial statements at any given time. Despite these inherent limitations, management believes that Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. A discussion of the judgments and uncertainties associated with accounting for derivatives and environmental matters can be found in the "Notes to Consolidated Financial Statements" included elsewhere in this report.

A summary of the Company's significant accounting policies is included in Note 2 in the "Notes to Consolidated Financial Statements" included elsewhere in this report. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

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



RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 2 and 5 of "Notes to Condensed Consolidated Financial Statements" included elsewhere in this report.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. After considering the effects of interest rate swaps, further described below, the Company's variable-rate debt represents 45% of total long-term debt at March 31, 2003. Management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases. An instantaneous 100 basis point increase in interest rates would reduce the Company's annual earnings by $552,000, assuming no additional intervention strategies by management.

See Note 2 of the Company's Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended March 31, 2003 included herein for discussion of swap contracts. These swap contracts are not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

FOREIGN CURRENCY EXCHANGE RISK

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of March 31, 2003, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first three months of 2003, approximately 74% of Wabtec's net sales are in the United States, 10% in Canada, 1% in Mexico, and 15% in other international locations, primarily Europe. At March 31, 2003, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

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

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

There have been no material changes to report regarding the Company's commitments and contingencies as described in Note 20 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 2002.

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

                                WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

                        By:        /s/ ALVARO GARCIA-TUNON
                                   -----------------------------------
                                       Alvaro Garcia-Tunon
                                       Chief Financial Officer

                        Date:          May 15, 2003

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



Date:  May 15, 2003

/s/ GREGORY T.H. DAVIES
-----------------------
Name:  Gregory T.H. Davies
Title:  President & Chief Executive Officer

                                  CERTIFICATION

I, Alvaro Garcia-Tunon, certify that:

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



Date:  May 15, 2003

/s/ ALVARO GARCIA-TUNON
-----------------------
Name:  Alvaro Garcia-Tunon
Title:  Chief Financial Officer

                                  CERTIFICATION

                  Pursuant to 18 U.S.C. ss. 1350, the undersigned officers of Wabtec Corporation (the "Company"), hereby certify, to the best of their knowledge, that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                    By:         /s/ GREGORY T. H. DAVIES
                                -----------------------------------------------
                                    Gregory T. H. Davies
                                    President & Chief Executive Officer

                    Date:           May 15, 2003


                    By:         /s/ ALVARO GARCIA-TUNON
                                -----------------------------------------------
                                    Alvaro Garcia-Tunon
                                    Chief Financial Officer

                    Date:           May 15, 2003

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
