Form 10-Q
period 2003-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2003-08-14
CIK 943452

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _X_ No ___.

        As of August 13, 2003, 43,529,457 shares of Common Stock of the registrant were issued and outstanding.

================================================================================

                       WESTINGHOUSE AIR BRAKE TECHNOLOGIES
                                   CORPORATION

                             JUNE 30, 2003 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                         -------
             PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements
                Condensed Consolidated Balance Sheets as of June
                  30, 2003 and December 31, 2002                                            3
                Condensed Consolidated Statements of Operations
                  for the three and six months ended June 30,                               4
                  2003 and 2002
                Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2003 and 2002                           6
                Notes to Condensed Consolidated Financial                                   7
                  Statements

Item 2.      Management's Discussion and Analysis of Financial
                Position and Results of Operations                                         14

Item 3.      Quantitative and Qualitative Disclosures about                                17
                Market Risk

Item 4.      Controls and Procedures                                                       18

             PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                             18

Item 4.      Submission of Matters to a Vote of Security Holders                           18

Item 6.      Exhibits and Reports on Form 8-K                                              18

             Signatures                                                                    19

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    UNAUDITED
                                                                                     JUNE 30      DECEMBER 31
In thousands, except shares and par value                                              2003          2002
-------------------------------------------------------------------------------------------------------------
                                     ASSETS
      CURRENT ASSETS
      Cash                                                                           $  8,705     $ 19,210
      Accounts receivable                                                             131,669      108,019
      Inventories                                                                      93,467       88,470
      Other current assets                                                             30,648       29,524
                                                                                    -------------------------
          Total current assets                                                        264,489      245,223
      Property, plant and equipment                                                   324,841      308,495
      Accumulated depreciation                                                       (175,376)    (159,903)
                                                                                    -------------------------
          Property, plant and equipment, net                                          149,465      148,592
      OTHER ASSETS
      Goodwill, net                                                                   109,450      109,450
      Other intangibles, net                                                           39,612       41,524
      Other noncurrent assets                                                          47,158       44,076
                                                                                    -------------------------
          Total other assets                                                          196,220      195,050
                                                                                    -------------------------
              Total Assets                                                           $610,174     $588,865
                                                                                    =========================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
      Current portion of long-term debt                                              $    809     $    833
      Accounts payable                                                                 72,218       62,104
      Customer deposits                                                                17,025       10,827
      Accrued income taxes                                                              3,205        3,928
      Other accrued liabilities                                                        52,989       57,571
                                                                                    -------------------------
          Total current liabilities                                                   146,246      135,263
      Long-term debt                                                                  180,994      194,318
      Reserve for postretirement and pension benefits                                  40,671       38,266
      Other long-term liabilities                                                      22,812       21,756
                                                                                    -------------------------
          Total liabilities                                                           390,723      389,603
      SHAREHOLDERS' EQUITY
      Common stock, $.01 par value; 100,000,000 shares authorized: 65,447,867 shares issued and 43,493,116 and 43,440,840 outstanding at June 30, 2003
        and December 31, 2002, respectively                                               654          654
      Additional paid-in capital                                                      272,703      272,782
      Treasury stock, at cost, 21,954,751 and 22,007,027 shares, respectively        (272,983)    (273,634)
      Retained earnings                                                               241,614      231,282
      Deferred compensation                                                               270          270
      Accumulated other comprehensive income (loss)                                   (22,807)     (32,092)
                                                                                    -------------------------
          Total shareholders' equity                                                  219,451      199,262
                                                                                    -------------------------
              Total Liabilities and Shareholders' Equity                             $610,174     $588,865
                                                                                    =========================

        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              UNAUDITED                  UNAUDITED
                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30                    JUNE 30
In thousands, except per share data                        2003         2002         2003         2002
------------------------------------------------------------------------------------------------------------
Net sales                                              $174,856     $179,808     $344,379     $357,133
Cost of sales                                          (127,294)    (134,452)    (251,541)    (266,997)
                                                       -----------------------------------------------------
    Gross profit                                         47,562       45,356       92,838       90,136

Selling, general and administrative expenses            (24,429)     (22,231)     (48,136)     (46,954)
Engineering expenses                                     (8,246)      (8,476)     (16,514)     (16,581)
Amortization expense                                     (1,045)      (1,349)      (2,045)      (2,834)
                                                       -----------------------------------------------------
    Total operating expenses                            (33,720)     (32,056)     (66,695)     (66,369)

    Income from operations                               13,842       13,300       26,143       23,767

Other income and expenses
  Interest expense                                       (2,398)      (5,579)      (4,797)     (10,889)
  Other expense, net                                     (2,673)        (392)      (3,809)      (1,505)
                                                       -----------------------------------------------------
    Income from continuing operations before income       8,771        7,329       17,537       11,373
    taxes

Income tax expense                                       (3,201)      (2,565)      (6,401)      (3,981)
                                                       -----------------------------------------------------

Income from continuing operations                         5,570        4,764       11,136        7,392

Discontinued operations, net of tax
  Income (loss) from discontinued operations                (44)          57           73          181
  Loss on sale of discontinued operations                     -            -            -         (529)
                                                       -----------------------------------------------------
Total discontinued operations                               (44)          57           73         (348)
                                                       -----------------------------------------------------

Income before cumulative effect of accounting change      5,526        4,821       11,209        7,044
                                                       -----------------------------------------------------

Cumulative effect of accounting change for goodwill,
net of tax                                                    -            -            -      (61,663)
                                                       -----------------------------------------------------

Net income (loss)                                        $5,526       $4,821      $11,209     $(54,619)
                                                       =====================================================

EARNINGS (LOSS) PER COMMON SHARE

    Basic
      Income from continuing operations                    $0.13        $0.11        $0.26        $0.17

      Income (loss) from discontinued operations            -            -            -           (0.01)
                                                       -----------------------------------------------------
      Income before cumulative effect of accounting
      change                                                0.13         0.11         0.26         0.16
      Cumulative effect of accounting change for
      goodwill, net of tax                                  -            -            -           (1.42)
                                                       -----------------------------------------------------
      Net income/(loss)                                    $0.13        $0.11        $0.26       $(1.26)
                                                       =====================================================

    Diluted
      Income from continuing operations                    $0.13        $0.11        $0.26        $0.17
      Income (loss) from discontinued operations            -            -            -           (0.01)
                                                       -----------------------------------------------------

      Income before cumulative effect of accounting
      change                                                0.13         0.11         0.26         0.16
      Cumulative effect of accounting change for
      goodwill, net of tax                                  -            -            -           (1.41)
                                                       -----------------------------------------------------
      Net income/(loss)                                    $0.13        $0.11        $0.26       $(1.25)
                                                       =====================================================

     Weighted average shares outstanding
       Basic                                              43,478       43,321       43,462       43,239
       Diluted                                            43,790       43,734       43,685       43,592
                                                       -----------------------------------------------------

        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           UNAUDITED
                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30
In thousands                                                                            2003        2002
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income/(loss)                                                                    $11,209   $(54,619)
Adjustments to reconcile net income/(loss) to net cash used for operations:
    Depreciation and amortization                                                     11,849     13,013
    Results of discontinued operations, net of tax                                       (73)       348
    Cumulative effect of accounting change for goodwill                                    -     61,663
    Discontinued operations                                                               47        218
    Changes in operating assets and
      liabilities, net of acquisition and
      disposition of product line
        Accounts receivable                                                          (18,119)       374
        Inventories                                                                     (818)     6,696
        Accounts payable                                                               6,983       (283)
        Accrued income taxes                                                           1,675    (29,231)
        Accrued liabilities and customer deposits                                       (112)    (3,809)
        Other assets and liabilities                                                  (1,230)    (4,266)
                                                                                    ----------------------
           Net cash provided by (used for) operating activities                       11,411     (9,896)

INVESTING ACTIVITIES
    Purchase of property, plant and equipment, net                                    (5,364)    (5,327)
    Cash received from disposition of discontinued operations                              -      1,400
    Cash paid for acquisition of product line                                              -     (1,654)
    Discontinued operations                                                             (108)       (36)
                                                                                    ----------------------
           Net cash used for investing activities                                     (5,472)    (5,617)

FINANCING ACTIVITIES
    Repayments of loans under credit agreement                                       (12,700)         -
    Repayments of other borrowings                                                      (659)    (1,047)
    Proceeds from the issuance of treasury stock for stock options and
    other benefit plans                                                                  572      2,119
    Cash dividends                                                                      (877)      (997)
                                                                                    ----------------------
           Net cash (used for) provided by financing activities                      (13,664)        75

Effect of changes in currency exchange rates                                          (2,780)      (283)
                                                                                    ----------------------
    Decrease in cash                                                                 (10,505)   (15,721)
        Cash, beginning of year                                                       19,210     53,949
                                                                                    ----------------------
        Cash, end of period                                                          $ 8,705   $ 38,228
                                                                                    ======================


        The accompanying notes are an integral part of these statements.

                 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 (UNAUDITED)



1.  BUSINESS

Westinghouse Air Brake Technologies Corporation (the "Company", "Wabtec") is one of the largest providers in North America of value-added, technology-based equipment and services for the global rail industry. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for our customers, can be found on virtually all U.S. locomotives, freight cars and passenger transit vehicles. Our primary products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Product offerings include brakes for locomotives, freight cars and passenger transit vehicles, electronic controls and monitors, heat exchangers and cooling systems, switcher and commuter locomotives, couplers, door systems and draft gears. The Company aggressively pursues technological advances with respect to both new product development and product enhancements.

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

RECENT ACCOUNTING PRONOUNCEMENTS In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002. The Company will reclassify items previously recorded as extraordinary item to interest expense.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. The Company does not believe that this statement will have a material impact on the Company's financial statements or results of operations.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. SFAS No. 149 has no impact on the Company's financial statements or results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. SFAS No. 150 has no impact on the Company's financial statements r results of operations.

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

                                       THREE MONTHS ENDED
                                            JUNE 30
In thousands, except per share           2003      2002
-----------------------------------------------------------
Net income
  As reported                           $5,526    $4,821
  Stock-based compensation
    under FAS123                            20       331
                                       --------------------
  Pro forma                              5,506     4,490

Basic earnings per share
  As reported                            $0.13     $0.11
  Pro forma                               0.13      0.10

Diluted earnings per share
  As reported                            $0.13     $0.11
  Pro forma                               0.13      0.10

                                        SIX MONTHS ENDED
                                            JUNE 30
In thousands, except per share           2003      2002
-----------------------------------------------------------
Net income (loss)
  As reported                          $11,209   $(54,619)
  Stock-based compensation
    under FAS123                         1,409        893
                                       --------------------
  Pro forma                              9,800    (55,512)

Basic earnings (loss) per share
  As reported                            $0.26     $(1.26)
  Pro forma                               0.23      (1.28)

Diluted earnings (loss) per share
  As reported                            $0.26     $(1.25)
  Pro forma                               0.22      (1.27)

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

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                               THREE AND SIX MONTHS
                                  ENDED JUNE 30
                                  2003      2002
---------------------------------------------------
Dividend yield                    .30%       .30%
Risk-free interest rate           5.3%       5.7%
Stock price volatility            46.0       46.7
Expected life (years)              5.0        5.0
---------------------------------------------------

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

                                       THREE MONTHS ENDED
                                             JUNE 30
In thousands                              2003      2002
-----------------------------------------------------------
Net income                             $  5,526     $4,821
Foreign currency translation              5,185      3,134
Unrealized gain on hedges, net of tax       226         49
                                       --------------------
Total comprehensive income             $ 10,937     $8,004
-----------------------------------------------------------

                                        SIX MONTHS ENDED
                                             JUNE 30
In thousands                              2003      2002
-----------------------------------------------------------
Net income (loss)                      $ 11,209   $(54,619)
Foreign currency translation              8,761      3,131
Unrealized gain on hedges, net of tax       524        578
                                       --------------------
Total comprehensive income (loss)      $ 20,494   $(50,910)
-----------------------------------------------------------

The components of accumulated other comprehensive income (loss) consisted of the following at June 30, 2003 and December 31, 2002:

                                JUNE 30     DECEMBER 31
In thousands                      2003         2002
-------------------------------------------------------
Foreign currency translation   $ (8,726)     $(17,487)
Unrealized loss on hedges,
  net of tax                       (482)       (1,006)
Additional minimum pension
  liability, net of tax         (13,599)      (13,599)
                               ------------------------
Total accumulated
  comprehensive loss           $(22,807)     $(32,092)
-------------------------------------------------------

3.  DISCONTINUED OPERATIONS

In the fourth quarter of 2001, the Company decided to exit certain small, non-core businesses. One of these businesses was sold in the first quarter of 2002, and the other is still being marketed for sale. In accordance with SFAS 144, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized for the three and six months ended June 30, as follows:

                                        THREE MONTHS
                                        ENDED JUNE 30
In thousands                           2003       2002
---------------------------------------------------------
Net sales                            $2,069     $2,322
Income (loss) before income taxes       (69)        87
Income tax expense (benefit)            (25)        30
                                     --------------------
Income (loss) from
   discontinued operations           $  (44)    $   57
---------------------------------------------------------

                                     SIX MONTHS ENDED
                                         JUNE 30
In thousands                          2003     2002
-------------------------------------------------------
Net sales                            $4,380   $6,661
Income before income taxes              115      278
Income tax expense                       42       97
                                     ------------------
Income from discontinued
   operations                        $   73   $  181
-------------------------------------------------------

4.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

                                JUNE 30    DECEMBER 31
In thousands                      2003         2002
-------------------------------------------------------
Raw materials                   $49,051       $56,016
Work-in-process                  37,995        27,856
Finished goods                    6,421         4,598
                               ------------------------
   Total inventory              $93,467       $88,470
-------------------------------------------------------

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

As of June 30, 2003 and December 31, 2002, the Company's trademarks had a gross carrying amount of $23.1 million and accumulated amortization of $3.6 million, which are no longer amortized because the Company has determined that this intangible has an indefinite life.

Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

                                   JUNE 30   DECEMBER 31
In thousands                         2003       2002
---------------------------------------------------------
Patents and other, net of          $14,883     $16,124
  accumulated amortization of
  $40,371 and $39,136
Covenants not to compete, net of
  accumulated amortization of
  $17,344 and $16,673                  809       1,480
Intangible pension asset             4,357       4,357
                                   ----------------------
              Total                $20,049     $21,961
---------------------------------------------------------

In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable assets and determined that they continue to be appropriate. The weighted average useful lives of patents was 13 years and covenants not to compete was 5 years.

Amortization expense for intangible assets was $1 million and $2 million for the three and six months ended June 30, 2003 and $1.3 million and $2.8 million for the three and six months ended June 30, 2002, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding years are as follows (in thousands):

    2003 (remainder)          $1,995
    2004                       2,876
    2005                       2,318
    2006                       2,177
    2007                       1,920
    2008                       1,473

There was no change in the carrying amount of goodwill for the three and six months ended June 30, 2003. Goodwill for the freight group and transit group is $92.6 million and $16.9 million, respectively.

6.  EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

                                   THREE MONTHS ENDED
                                        JUNE 30
In thousands, except per share      2003       2002
------------------------------------------------------
BASIC EARNINGS PER SHARE
Income from continuing
  operations before
  cumulative effect of
  accounting change
  applicable to common
  shareholders                     $5,570    $4,764
Divided by
  Weighted average shares
    outstanding                    43,478    43,321
Basic earnings from
   continuing operations
   before cumulative
   effect of accounting
   change per share                 $0.13     $0.11
------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income from continuing
  operations before
  cumulative effect of
  accounting change
  applicable to common
  shareholders                     $5,570    $4,764
Divided by sum of the
  Weighted average shares
    outstanding                    43,478    43,321
  Conversion of dilutive
    stock options                     312       413
                                  --------------------
  Diluted shares                   43,790    43,734
  outstanding
Diluted earnings from
   continuing operations
   before cumulative
   effect of accounting
   change per share                 $0.13     $0.11
------------------------------------------------------

                                   SIX MONTHS ENDED
                                       JUNE 30
In thousands, except per share      2003      2002
------------------------------------------------------
BASIC EARNINGS PER SHARE
Income from continuing
  operations before
  cumulative effect of
  accounting change
  applicable to common
  shareholders                     $11,136    $7,392
Divided by
  Weighted average shares
    outstanding                     43,462    43,239
Basic earnings from
   continuing operations
   before cumulative
   effect of accounting
   change per share                  $0.26     $0.17
------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income from continuing
  operations before
  cumulative effect of
  accounting change
  applicable to common
  shareholders                     $11,136    $7,392
Divided by sum of the
  Weighted average shares
    outstanding                     43,462    43,239
  Conversion of dilutive
    stock options                      223       353
                                  --------------------
  Diluted shares                    43,685    43,592
  outstanding
Diluted earnings from
   continuing operations
   before cumulative
   effect of accounting
   change per share                  $0.26     $0.17
------------------------------------------------------

7.  WARRANTIES

The following table reconciles the changes in the Company's product warranty reserve as of and for the six months ended June 30, 2003 and 2002.

                                SIX MONTHS ENDED
                                     JUNE 30
In thousands                         2003      2002
------------------------------------------------------
Balance at beginning of period      $17,407   $15,373
Warranty expense                      7,429    11,010
Warranty payments                     7,878    10,550
                                   -------------------
Balance at end of period            $16,958   $15,833
------------------------------------------------------

8.  COMMITMENTS AND CONTINGENCIES

Actions have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Since 2000, the number of such claims has increased. Most of these claims have been made against our wholly-owned subsidiary, Railroad Friction Products Corporation (RFPC), and are based on a product sold by RFPC before we acquired American Standard, Inc.'s
(ASI) 50% interest in RFPC in 1990. We acquired the remaining interest in RFPC in 1992. These claims include a suit against RFPC by ASI seeking contribution and indemnity for asbestos claims brought against ASI that ASI alleges claim exposure to RFPC's product.

Most of these claims, including all of the RFPC claims, are submitted to insurance carriers for defense and indemnity or to non-affiliated companies that retain the liabilities for the asbestos-containing products at issue. Neither the Company nor its affiliates have to date incurred material costs related to these asbestos claims. We cannot, however, assure that all these claims will be fully covered by insurance or that the indemnitors will remain financially viable. Our ultimate legal and financial liability with respect to these claims, as is the case with other pending litigation, cannot be estimated with certainty.

On November 3, 2000, the Company settled a suit brought against it in 1999 by GE-Harris Railway Electronics, L.L.C. and GE-Harris Railway Electronics Services, L.L.C. (collectively "GE-Harris"). On September 20, 2002, a motion in that lawsuit was filed by the successor to GE Harris, GE Transportation Services Global Signaling, L.L.C. ("GETS-GS"). The motion by GETS-GS contends that the Company is acting beyond authority granted in the parties' November 2000 settlement and license agreement and in contempt of the consent order that concluded the suit at that time. In support of its motion, GETS-GS points principally to sales and offers to sell certain railway brake equipment, including distributed power equipment, to Australian customers. GETS-GS is seeking substantial money damages and has claimed a significant business loss. This matter is in discovery and a hearing on GETS-GS' motion was held on May 13, 2003. The parties are currently preparing and filing post-hearing papers.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2002. During the first six months of 2003, there were no material changes to the information described in Note 20 therein.

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

TRANSIT GROUP consists of products for passenger transit vehicles (typically subways, commuter rail and buses) that include braking, coupling, and monitoring systems, climate control and door equipment engineered to meet individual customer specifications. Revenues are derived from OEM and aftermarket sales as well as from repairs and services.

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

Segment financial information for the three months ended June 30, 2003 is as follows:

                                                    FREIGHT     TRANSIT    CORPORATE
In thousands                                         GROUP       GROUP     ACTIVITIES    TOTAL
-------------------------------------------------------------------------------------------------
Sales to external customers                       $128,578      $46,278           -    $174,856
Intersegment sales/(elimination)                     2,547          223      (2,770)          -
                                                  -----------------------------------------------
  Total sales                                     $131,125      $46,501     $(2,770)   $174,856
                                                  ===============================================
Income from operations                             $19,313          $80     $(5,551)    $13,842
Interest expense and other                               -            -      (5,071)     (5,071)
                                                  -----------------------------------------------
  Income from continuing operations before
    income taxes and cumulative effect of
    accounting change                              $19,313          $80    $(10,622)     $8,771
                                                  ===============================================

Segment financial information for the three months ended June 30, 2002 is as follows:

                                                    FREIGHT     TRANSIT    CORPORATE
In thousands                                         GROUP       GROUP     ACTIVITIES    TOTAL
-------------------------------------------------------------------------------------------------
Sales to external customers                       $106,760      $73,048           -    $179,808
Intersegment sales/(elimination)                     2,572          119      (2,691)          -
                                                  -----------------------------------------------
  Total sales                                     $109,332      $73,167     $(2,691)   $179,808
                                                  ===============================================
Income from operations                             $11,168       $7,406     $(5,274)    $13,300
Interest expense and other                               -            -      (5,971)     (5,971)
                                                  -----------------------------------------------
  Income from continuing operations before
    income taxes and cumulative effect of
    accounting change                              $11,168       $7,406    $(11,245)     $7,329
                                                  ===============================================

Segment financial information for the six months ended June 30, 2003 is as follows:

                                                    FREIGHT     TRANSIT    CORPORATE
In thousands                                         GROUP       GROUP     ACTIVITIES    TOTAL
-------------------------------------------------------------------------------------------------
Sales to external customers                       $251,212      $93,167           -    $344,379
Intersegment sales/(elimination)                     4,510          390      (4,900)          -
                                                  -----------------------------------------------
  Total sales                                     $255,722      $93,557     $(4,900)   $344,379
                                                  ===============================================
Income from operations                             $35,018       $2,299    $(11,174)    $26,143
Interest expense and other                               -            -      (8,606)     (8,606)
                                                  -----------------------------------------------
  Income from continuing operations before
    income taxes and cumulative effect of
    accounting change                              $35,018       $2,299    $(19,780)    $17,537
                                                  ===============================================

Segment financial information for the six months ended June 30, 2002 is as follows:

                                                    FREIGHT     TRANSIT    CORPORATE
In thousands                                         GROUP       GROUP     ACTIVITIES    TOTAL
-------------------------------------------------------------------------------------------------
Sales to external customers                       $215,367     $141,766           -    $357,133
Intersegment sales/(elimination)                     5,468          226      (5,694)          -
                                                  -----------------------------------------------
  Total sales                                     $220,835     $141,992     $(5,694)   $357,133
                                                  ===============================================
Income from operations                             $21,027      $13,255    $(10,515)    $23,767
Interest expense and other                               -            -     (12,394)    (12,394)
                                                  -----------------------------------------------
  Income from continuing operations before
    income taxes and cumulative effect of
    accounting change                              $21,027      $13,255    $(22,909)    $11,373
                                                  ===============================================

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

As of June 30, 2003, $297,000 of the merger and restructuring charge was still remaining as accrued on the balance sheet as part of other accrued liabilities. The table below identifies the significant components of the charge and reflects the accrual balance at that date.


In thousands                                          LEASE IMPAIRMENTS        TOTAL
------------------------------------------------------------------------------------------
Beginning balance, January 1, 2003                           $647              $647
Amounts paid                                                  350               350
                                                     -------------------------------------
Balance at June 30, 2003                                     $297              $297
------------------------------------------------------------------------------------------

The lease impairment charges are associated with the Company's closing of a plant and the consolidation of the corporate headquarters.

11. SUBSEQUENT EVENT

In August 2003, the Company issued $150 million of Senior Notes due July 2013 at an interest rate of 6.875%. The net proceeds were used to repay debt under the Company's revolving credit agreement.

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

OVERVIEW

Net sales of ongoing operations decreased by 3.6% from $357.1 million in the first six months of 2002 to $344.4 million in the same period in 2003. The major cause for the change was the completion of a major transit contract during 2002, which was partially offset by increased sales of components for new freight cars and sales of commuter locomotives.

Net income from continuing operations for the first six months of 2003 was $11.1 million or $0.26 per diluted share. Net loss from continuing operations for the first six months of 2002 was $54.3 million or $1.24 per diluted share The results for the first six months of 2002 included a $61.7 million, net of tax, write off of goodwill in accordance with SFAS No. 142. Net income from continuing operations before cumulative effect of accounting change was $7.4 million or $0.17 per diluted share. This increase in net income from $0.17 per diluted share to $0.26 per diluted share was primarily due to improved margins and lower interest expense.

               SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

The following table sets forth the Company's net sales by business segment:

                                   THREE MONTHS
                                   ENDED JUNE 30
                               ----------------------
In thousands                      2003       2002
-----------------------------------------------------
Freight Group                   $128,578   $106,760
Transit Group                     46,278     73,048
                               ----------------------
    Net sales                   $174,856   $179,808
-----------------------------------------------------

Net sales for the second quarter of 2003 decreased $5 million, or 2.8%, to $174.9 million as compared to the prior year period. The increased sales in the Freight Group were offset by lower sales in the Transit Group. The Freight Group's increased sales reflected higher sales of components for new freight cars and sales of commuter locomotives and also higher aftermarket sales. In the quarter, industry deliveries of new freight cars increased to 7,365 units as compared to 4,155 in the same period in 2002. The Transit Group's decreased sales were due to the completion of a contract to supply components for New York City subway cars and lower aftermarket sales.

Gross profit increased to $47.6 million in the second quarter of 2003 compared to $45.4 million in the same period of 2002. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 27.2% compared to 25.2% in the same period of 2002. (Gross profit was 26.7% in the first quarter of 2003.) The increase in gross profit percentage is primarily due to operating efficiencies and favorable product mix.

Operating expenses increased by $1.7 million in the second quarter of 2003 as compared to the same period of 2002, due to an increase in selling, general and administrative expenses primarily as a result of higher insurance costs, both medical and general.

Operating income totaled $13.8 million (or 7.9% of sales) in the second quarter of 2003 compared with $13.3 million (or 7.4% of sales) in the same period in 2002. Higher operating income resulted from increased margins in the second quarter of 2003. (See Note 9 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Interest expense decreased 57% in the second quarter of 2003 as compared to the prior year quarter primarily due to a substantial decrease in debt and interest rates.

Other expense was $2.7 million in the second quarter of 2003 as compared to $392,000 in the same period in 2002. The increase was primarily due to a foreign exchange loss of $2.3 million in the second quarter of 2003, as a result of the
U. S. dollar weakening compared to the Canadian dollar. This weakening of the U.S. dollar impacted the Company's Canadian locations that sell primarily to U.S. customers.

The effective income tax rate was 36.5% in the second quarter of 2003 and 35% in the second quarter of 2002. The increase in the effective tax rate was due to higher effective state tax rates.

          SIX MONTH PERIOD OF 2003 COMPARED TO SIX MONTH PERIOD OF 2002

The following table sets forth the Company's net sales by business segment:

                                  SIX MONTHS ENDED
                                      JUNE 30
                               ----------------------
In thousands                      2003       2002
-----------------------------------------------------
Freight Group                   $251,212   $215,367
Transit Group                     93,167    141,766
                               ----------------------
    Net sales                   $344,379   $357,133
-----------------------------------------------------

Net sales for the first six months of 2003 decreased $12.8 million, or 3.6%, to $344.4 million as compared to the prior year period. The increased sales in the Freight Group were offset by lower sales in the Transit Group. The Freight

Group's increased sales reflected higher sales of components for new freight cars and sales of commuter locomotives and also higher aftermarket sales. In the first six months, industry deliveries of new freight cars increased to 13,979 units as compared to 8,010 in the same period in 2002. The Transit Group's decreased sales were due to the completion of a contract to supply components for New York City subway cars and lower aftermarket sales.

Gross profit increased to $92.8 million in the first six months of 2003 compared to $90.1 million in the same period of 2002. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 27% compared to 25.2% in the same period of 2002. The increase in gross profit percentage is primarily due to operating efficiencies and favorable product mix.

Operating expenses in total were virtually unchanged in the first six months of 2003 as compared to the same period of 2002, as an increase in selling, general and administrative expenses was offset by a decrease in amortization expense.

Operating income totaled $26.1 million (or 7.6% of sales) in the first six months of 2003 compared with $23.8 million (or 6.7% of sales) in the same period in 2002. Higher operating income resulted from increased margins in the first six months of 2003. (See Note 9 - "Notes to Condensed Consolidated Financial Statements" regarding segment-specific information, included elsewhere in this report).

Interest expense decreased 56% in the first six months of 2003 as compared to the prior year quarter primarily due to a substantial decrease in debt and interest rates.

Other expense was $3.8 million in the first six months of 2003 as compared to $1.5 million in the same period in 2002. The increase was primarily due to a foreign exchange loss of $2.7 million in the first six months of 2003, as a result of the U. S. dollar weakening compared to the Canadian dollar. This weakening of the U.S. dollar impacted the Company's Canadian locations that sell primarily to U.S. customers.

The effective income tax rate was 36.5% in the first six months of 2003 and 35% in the first six months of 2002. The increase in the effective tax rate was due to higher effective state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is provided primarily by operating cash flow and borrowings under the Company's unsecured credit facility with a consortium of commercial banks ("credit agreement"). The following is a summary of selected cash flow information and other relevant data.

                                  SIX MONTHS ENDED
                                      JUNE 30
                               ---------------------
In thousands                      2003      2002
----------------------------------------------------
Cash provided (used) by:
  Operating activities          $11,411   $(9,896)
  Investing activities           (5,472)   (5,617)
  Financing activities          (13,664)       75

Cash provided by operations in the first six months of 2003 was $11.4 million compared to cash used by operations of $9.9 million in the same period a year ago. Earnings before depreciation and amortization were the main provider of cash from operations in the first six months of 2003 and 2002. An increase in accounts receivable was the main use of cash from operations in the first six months of 2003. Planned income tax payments of approximately $30 million due to the fourth quarter 2001 net gain from the sale of certain businesses to General Electric were the primary use of cash from operations for the first six months of 2002.

Cash used for investing activities was $5.5 million in the first six months of 2003 as compared to $5.6 million a year ago. Capital expenditures for continuing operations were $5.4 million and $5.3 in the first six months of 2003 and 2002, respectively. The majority of capital expenditures for these periods relates to upgrades to existing equipment and replacement of existing equipment. In the first six months of 2002, cash received from the sale of a product line was $1.4 million and $1.7 million was paid to acquire the minority interest of a business that the Company did not already own.

Cash used by financing activities was $13.7 million in the first six months of 2003 versus $75,000 of cash provided by financing activities in the same period a year ago. The Company reduced long-term debt by approximately $13.4 million in the first six months of 2003 compared to $1 million in the same period a year ago.

The following table sets forth the Company's outstanding indebtedness at June 30, 2003 and December 31, 2002. The revolving credit agreement interest rates are variable and dependent on market conditions.

                                          JUNE 30    DECEMBER 31
In thousands                                2003         2002
-----------------------------------------------------------------
Revolving credit agreement                $177,000    $189,700
5.5% Industrial revenue bond due 2008        4,572       4,909
Other                                          231         542
                                          -----------------------
    Total                                 $181,803    $195,151
    Less-current portion                       809         833
                                          -----------------------
    Long-term portion                     $180,994    $194,318

-----------------------------------------------------------------


Credit Agreement

At June 30, 2003, the Company's credit agreement provides a $275 million five-year revolving credit facility expiring in November 2004 and a 364-day $95 million convertible revolving credit facility maturing in November 2004, with an annual renewal in November 2003. The credit facility was amended subsequent to June 30, 2003, to provide a $225 million credit facility expiring in November 2004. At June 30, 2003, the Company had available borrowing capacity, net of letters of credit, of approximately $171 million, subject to certain financial covenant restrictions.

The Company believes, based on current levels of operations and forecasted earnings, cash flow and liquidity will be sufficient to fund its working capital and capital equipment needs as well as meeting the debt service requirements. If the Company's sources of funds were to fail to satisfy the Company's cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place. The Company currently expects to refinance and replace its existing bank facility well prior to its November 2004 expiration.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 2 and 5 of "Notes to Condensed Consolidated Financial Statements" included elsewhere in this report.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. After considering the effects of interest rate swaps, further described below, the Company's variable-rate debt represented 75% of total long-term debt at June 30, 2003. Management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases. An instantaneous 100 basis point increase in interest rates would reduce the Company's annual earnings by $870,000, assuming no additional intervention strategies by management. The Company issued $150 million of Senior Notes in August 2003, which decreased the interest rate risk on the Company. The result of this issue is to reduce variable debt to under 10%. See Note 11 of the Company's Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2003 included herein.

See Note 2 of the Company's Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2003 included herein for discussion of swap contracts. These swap contracts are not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

FOREIGN CURRENCY EXCHANGE RISK

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of June 30, 2003, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first six months of 2003, approximately 72% of Wabtec's net sales are in the United States, 10% in Canada, 1% in Mexico, and 17% in other international locations, primarily Europe.

At June 30, 2003, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

CONTROLS AND PROCEDURES

Wabtec's principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec's "disclosure controls and procedures," (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec's "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, Wabtec's internal control over financial reporting.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

There have been no material changes to report regarding the Company's commitments and contingencies as described in Note 20 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 2002.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held May 23, 2003. Two matters were considered and voted upon at the Annual Meeting: the election of three persons to serve as directors and the ratification of the appointment of Ernst & Young as independent public accountants of the Company for the 2003 fiscal year.

Nominations of Gregory T. H. Davies, Kim G. Davis and Michael W. D. Howell to serve as directors for a term expiring in 2006 were considered and each nominee was elected. The latter two directors are independent and are not employees of the Company.

Ernst & Young was ratified as the independent public accountant of Wabtec for the 2003 fiscal year.

The voting was as follows:

 Nominee                Title                                                             Votes For   Votes Against  Votes Withheld
 ----------------------------------------------------------------------------------------------------------------------------------
 Gregory T. H. Davies   President and Chief Executive Officer, Wabtec                     29,347,422      -            8,075,112
 Kim G. Davis           Managing Director, Charlesbank Capital Partners, LLC              36,771,206      -              651,328
 Michael W. D. Howell   Chief Executive Officer, Transport Initiatives Edinburgh Limited  36,819,618      -              602,916
 ----------------------------------------------------------------------------------------------------------------------------------

                           Votes For      Votes Against      Votes Abstain    Broker Non-Votes
 ---------------------------------------------------------------------------------------------
 Ernst & Young            36,647,442         759,241             15,851           -
 ---------------------------------------------------------------------------------------------

EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are being filed with this report:

        3.1 Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.
        3.2 Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company's Registration Statement on Form S-4
             (No. 333-88903), and incorporated herein by reference.
        31.1 Rule 13a-14(a) Certification of Chief Executive Officer
        31.2 Rule 13a-14(a) Certification of Chief Financial Officer
        32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b) The Company filed a Current Report on Form 8-K dated May 16, 2003, furnishing a copy of the press release announcing Wabtec's first quarter 2003 earnings.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WESTINGHOUSE AIR BRAKE TECHNOLOGIES
                                            CORPORATION

                                      By:    /s/ ALVARO GARCIA-TUNON
                                             -----------------------------
                                                Alvaro Garcia-Tunon
                                                Chief Financial Officer

                                      Date:     August 14, 2003

                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER       DESCRIPTION AND METHOD OF FILING
   ------       --------------------------------
    3.1         Restated Certificate of Incorporation of the Company dated January 30,
                1995, as amended March 30, 1995, filed as an exhibit to the Company's
                Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference
    3.2         Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company's Registration Statement on Form S-4 (No.
                333-88903), and incorporated by reference
    31.1        Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith
    31.2        Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith
    32.1        Section 1350 Certification of Chief Executive and Chief Financial
                Officer, filed herewith