Form 10-Q
period 2003-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2003-11-14
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from ___________________ to ___________________

Commission file number 1-13782

WESTINGHOUSE AIR BRAKE TECHNOLOGIES
CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	25-1615902
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1001 Air Brake Avenue
Wilmerding, Pennsylvania 15148	(412) 825-1000
(Address of principal executive offices)	(Registrant’s telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes ✓ No      .

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ✓ No      .

      As of November 13, 2003, 43,847,094 shares of Common Stock of the registrant were issued and outstanding.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

September 30, 2003 FORM 10-Q

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30	December 31
In thousands, except shares and par value	2003	2002

Assets
Current Assets
Cash	$26,392	$19,210
Accounts receivable	132,437	108,019
Inventories	100,358	88,470
Other current assets	29,310	29,524

Total current assets	288,497	245,223
Property, plant and equipment	327,799	308,495
Accumulated depreciation	(179,298)	(159,903)

Property, plant and equipment, net	148,501	148,592
Other Assets
Goodwill, net	109,450	109,450
Other intangibles, net	38,873	41,524
Other noncurrent assets	50,172	44,076

Total other assets	198,495	195,050

Total Assets	$635,493	$588,865

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$—	$833
Accounts payable	77,887	62,104
Customer deposits	19,071	10,827
Accrued income taxes	6,667	3,928
Other accrued liabilities	52,190	57,571

Total current liabilities	155,815	135,263
Long-term debt	190,220	194,318
Reserve for postretirement and pension benefits	40,809	38,266
Other long-term liabilities	21,904	21,756

Total liabilities	408,748	389,603
Shareholders’ Equity
Common stock, $.01 par value; 100,000,000 shares authorized:
65,447,867 shares issued and 43,663,409 and 43,440,840 outstanding at September 30, 2003 and December 31, 2002, respectively	654	654
Additional paid-in capital	272,695	272,782
Treasury stock, at cost, 21,784,458 and 22,007,027 shares, respectively	(270,595)	(273,634)
Retained earnings	246,779	231,282
Deferred compensation	—	270
Accumulated other comprehensive income (loss)	(22,788)	(32,092)

Total shareholders’ equity	226,745	199,262

Total Liabilities and Shareholders’ Equity	$635,493	$588,865

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands, except per share data	2003	2002	2003	2002

Net sales	$167,189	$161,422	$511,568	$518,555
Cost of sales	(123,764)	(118,138)	(375,305)	(385,135)

Gross profit	43,425	43,284	136,263	133,420
Selling, general and administrative expenses	(23,948)	(22,170)	(72,084)	(69,124)
Engineering expenses	(7,746)	(8,532)	(24,260)	(25,113)
Amortization expense	(1,084)	(1,412)	(3,129)	(4,246)

Total operating expenses	(32,778)	(32,114)	(99,473)	(98,483)
Income from operations	10,647	11,170	36,790	34,937
Other income and expenses
Interest expense	(2,433)	(4,943)	(7,230)	(15,832)
Other income (expense), net	526	(317)	(3,283)	(1,822)

Income from continuing operations before income taxes	8,740	5,910	26,277	17,283
Income tax expense	(3,190)	(2,068)	(9,591)	(6,049)

Income from continuing operations	5,550	3,842	16,686	11,234
Discontinued operations, net of tax
Income from discontinued operations	53	48	126	229
Loss on sale of discontinued operations	—	—	—	(529)

Total discontinued operations	53	48	126	(300)

Income before cumulative effect of accounting change	5,603	3,890	16,812	10,934

Cumulative effect of accounting change for goodwill, net of tax	—	—	—	(61,663)

Net income (loss)	$5,603	$3,890	$16,812	$(50,729)

Earnings (Loss) Per Common Share
Basic
Income from continuing operations	$0.13	$0.09	$0.39	$0.26
Income (loss) from discontinued operations	—	—	—	(0.01)

Income before cumulative effect of accounting change	0.13	0.09	0.39	0.25
Cumulative effect of accounting change for goodwill, net of tax	—	—	—	(1.42)

Net income/(loss)	$0.13	$0.09	$0.39	$(1.17)

Diluted
Income from continuing operations	$0.13	$0.09	$0.38	$0.26
Income (loss) from discontinued operations	—	—	—	(0.01)

Income before cumulative effect of accounting change	0.13	0.09	0.38	0.25
Cumulative effect of accounting change for goodwill, net of tax	—	—	—	(1.41)

Net income/(loss)	$0.13	$0.09	$0.38	$(1.16)

Weighted average shares outstanding
Basic	43,553	43,361	43,480	43,267
Diluted	44,175	43,615	43,813	43,587

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended
	September 30
In thousands	2003	2002

Operating Activities
Net income/(loss)	$16,812	$(50,729)
Adjustments to reconcile net income/(loss) to net cash used for operations:
Depreciation and amortization	18,337	19,267
Results of discontinued operations, net of tax	(126)	300
Cumulative effect of accounting change for goodwill	—	61,663
Discontinued operations	107	(11)
Changes in operating assets and liabilities, net of acquisition and disposition of product line
Accounts receivable	(19,573)	3,568
Inventories	(9,338)	9,071
Accounts payable	13,619	(10,291)
Accrued income taxes	5,566	(28,714)
Accrued liabilities and customer deposits	1,146	(1,992)
Other assets and liabilities	(4,796)	(910)

Net cash provided by operating activities	21,754	1,222

Investing Activities
Purchase of property, plant and equipment, net	(9,644)	(8,442)
Cash received from disposition of discontinued operations	—	1,400
Cash paid for acquisition of product line	—	(1,654)
Discontinued operations	(127)	(53)

Net cash used for investing activities	(9,771)	(8,749)

Financing Activities
Borrowings (repayments) of loans under credit agreement	(149,700)	146,000
Proceeds from senior note offering	150,000	—
Other repayments	(5,244)	(176,321)
Proceeds from the issuance of treasury stock for stock options and other benefit plans	2,682	3,012
Cash dividends	(1,315)	(1,350)

Net cash used for financing activities	(3,577)	(28,659)

Effect of changes in currency exchange rates	(1,224)	277

Increase (decrease) in cash	7,182	(35,909)
Cash, beginning of year	19,210	53,949

Cash, end of period	$26,392	$18,040

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 (UNAUDITED)

1. BUSINESS

Westinghouse Air Brake Technologies Corporation (the “Company”, “Wabtec”) is one of the largest providers in North America of value-added, technology-based equipment and services for the global rail industry. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for our customers, can be found on virtually all U.S. locomotives, freight cars and passenger transit vehicles. Our primary products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Product offerings include brakes for locomotives, freight cars and passenger transit vehicles, electronic controls and monitors, heat exchangers and cooling systems, switcher and commuter locomotives, couplers, door assemblies and draft gears. The Company aggressively pursues technological advances with respect to both new product development and product enhancements.

2. ACCOUNTING POLICIES

Basis of Presentation The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission and include the accounts of Wabtec and its majority owned subsidiaries. These condensed interim financial statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year.

The Company operates on a four-four-five week accounting quarter, and accordingly, the quarters end on or about March 31, June 30, September 30 and December 31.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by our Current Report on Form 8-K filed October 22, 2003. The December 31, 2002 information has been derived from the Company’s December 31, 2002 Annual Report on Form 10-K.

Revenue Recognition Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.” Wabtec recognizes revenue upon the passage of title, ownership and risk of loss to the customer.

The Company recognizes revenues on certain long-term contracts based on the percentage of completion method of accounting. Contract revenues and cost estimates are reviewed and revised quarterly, at a minimum, and adjustments are reflected in the accounting period as known. Provisions are made for estimated losses on uncompleted contracts as known, if necessary.

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

Financial Derivatives and Hedges Activity The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” effective January 1, 2001. In the application, the Company has concluded its interest rate swap contracts qualify for “special cash flow hedge accounting” which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet.

Recent Accounting Pronouncements In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, was issued. As required by SFAS 145, the Company has reclassified a $1.2 million net of tax charge related to the early extinguishment of debt in the third quarter of 2002, which had previously been reported as an extraordinary item, to interest expense and income tax expense.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. SFAS No. 149 has no impact on the Company’s financial statements or results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS

No. 150 requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. SFAS No. 150 has no impact on the Company’s financial statements or results of operations.

Stock-Based Compensation Plans In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation,” to provide alternate methods of transition to SFAS No. 123’s fair value method of accounting for stock-based compensation. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of the Statement are applicable to all companies with stock-based compensation. The provisions of this standard were effective for fiscal years ending after December 15, 2002.

The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized under these plans. Had compensation expense for these plans been determined based on the fair value at the grant dates for awards, the Company’s net income and earnings per share would be as set forth in the following table. For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options’ vesting period.

	Three Months Ended
	September 30
In thousands, except per share	2003	2002

Net income
As reported	$5,603	$3,890
Stock-based compensation under FAS123	43	97

Pro forma	5,560	3,793
Basic earnings per share
As reported	$0.13	$0.09
Pro forma	0.13	0.09
Diluted earnings per share
As reported	$0.13	$0.09
Pro forma	0.12	0.09

	Nine Months Ended
	September 30
In thousands, except per share	2003	2002

Net income (loss)
As reported	$16,812	$(50,729)
Stock-based compensation under FAS123	1,452	990

Pro forma	15,360	(51,719)
Basic earnings (loss) per share
As reported	$0.39	$(1.17)
Pro forma	0.35	(1.20)
Diluted earnings (loss) per share
As reported	$0.38	$(1.16)
Pro forma	0.35	(1.18)

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

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and Nine Months
	Ended September 30
	2003	2002

Dividend yield	.30%	.30%
Risk-free interest rate	5.3%	5.7%
Stock price volatility	46.1	46.7
Expected life (years)	5.0	5.0

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

Other Comprehensive Income (Loss) Comprehensive income (loss) is defined as net income and all nonowner changes in shareholders’ equity. The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated and qualified as cash flow hedges and pension related adjustments. Total comprehensive income (loss) for the three and nine months ended September 30 was:

	Three Months Ended
	September 30
In thousands	2003	2002

Net income	$5,603	$3,890
Foreign currency translation	(138)	(3,146)
Unrealized gain on hedges, net of tax	157	324

Total comprehensive income	$5,622	$1,068

	Nine Months Ended
	September 30
In thousands	2003	2002

Net income (loss)	$16,812	$(50,729)
Foreign currency translation	8,623	(15)
Unrealized gain on hedges, net of tax	681	902

Total comprehensive income (loss)	$26,116	$(49,842)

The components of accumulated other comprehensive income (loss) consisted of the following at September 30, 2003 and December 31, 2002:

	September 30	December 31
In thousands	2003	2002

Foreign currency translation	$(8,864)	$(17,487)
Unrealized loss on hedges, net of tax	(325)	(1,006)
Additional minimum pension liability, net of tax	(13,599)	(13,599)

Total accumulated comprehensive loss	$(22,788)	$(32,092)

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

	Three Months Ended
	September 30
In thousands	2003	2002

Net sales	$2,213	$2,309
Income before income taxes	84	74
Income tax expense	31	26

Income from discontinued operations	$53	$48

	Nine Months Ended
	September 30
In thousands	2003	2002

Net sales	$6,593	$8,970
Income before income taxes	199	352
Income tax expense	73	123

Income from discontinued operations	$126	$229

4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The components of inventory, net of reserves, were:

	September 30	December 31
In thousands	2003	2002

Raw materials	$48,931	$56,016
Work-in-process	45,167	27,856
Finished goods	6,260	4,598

Total inventory	$100,358	$88,470

5. INTANGIBLES

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis over the assets estimated useful life. Instead, they are subject to periodic assessments for impairment by applying a fair-value based test. As a result of the adoption of SFAS 142 during 2002, the Company wrote down the carrying value of goodwill by $90 million ($83.2 million for the Freight Group and $6.8 million for the Transit Group), resulting in a non-cash after-tax charge of $61.7 million. The fair value of these reporting units was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Goodwill still remaining on the balance sheet is $109.5 million.

As of September 30, 2003 and December 31, 2002, the Company’s trademarks have a gross carrying amount of $23.1 million and accumulated amortization of $3.6 million. The trademarks are no longer amortized because the Company has determined that they have an indefinite life.

Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	September 30	December 31
In thousands	2003	2002

Patents and other, net of accumulated amortization of $40,893 and $39,136	$14,479	$16,124
Covenants not to compete, net of accumulated amortization of $17,679 and $16,673	474	1,480
Intangible pension asset	4,357	4,357

Total	$19,310	$21,961

In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable assets and determined that they continue to be appropriate. The weighted average useful lives of patents was 13 years and covenants not to compete was five years.

Amortization expense for intangible assets was $1.1 million and $3.1 million for the three and nine months ended September 30, 2003, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2002, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding years are as follows (in thousands):

2003 (remainder)	$1,000
2004	2,876
2005	2,318
2006	2,177
2007	1,920
2008	1,473

There was no change in the carrying amount of goodwill for the three and nine months ended September 30, 2003. Goodwill for the Freight Group and Transit Group is $92.6 million and $16.9 million, respectively.

      6.     LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30	December 31
In thousands	2003	2002

Revolving credit agreement	$40,000	$189,700
6.875% Senior notes due 2013	150,000	—
5.5% Industrial revenue bond	—	4,909
Other	220	542

Total	$190,220	$195,151

Less-current portion	—	833
Long-term portion	$190,220	$194,318

Credit Agreement

At September 30, 2003, the Company has a $225 million credit agreement consisting of a $167.2 million five-year revolving credit facility expiring in November 2004 and a 364-day $57.8 million convertible revolving credit facility maturing in November 2004, with an annual renewal in November 2003. At September 30, 2003, the Company had available borrowing capacity, net of letters of credit, of approximately $165 million, subject to certain financial covenant restrictions. The Company elected not to renew the 364-day facility in November 2003, as it currently expects to refinance and replace its existing bank facility, with a new $175 million five-year facility, prior to December 31, 2003.

6 7/8% Senior Notes Due August 2013

In August 2003, the Company issued $150 million of Senior Notes due in 2013 (the “Notes”). The Notes were issued at par. Interest on the notes will accrue at a rate of 6.875 percent per annum and will be payable semi-annually on January 31 and July 31 of each year, commencing on January 31, 2004. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.

7. EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

	Three Months Ended
	September 30
In thousands, except per share	2003	2002

Basic earnings per share
Income from continuing operations before cumulative effect of accounting change applicable to common shareholders	$5,550	$3,842
Divided by
Weighted average shares outstanding	43,553	43,361
Basic earnings from continuing operations before cumulative effect of accounting change per share	$0.13	$0.09

Diluted earnings per share
Income from continuing operations before cumulative effect of accounting change applicable to common shareholders	$5,550	$3,842
Divided by sum of the
Weighted average shares outstanding	43,553	43,361
Conversion of dilutive stock options	622	254

Diluted shares outstanding	44,175	43,615
Diluted earnings from continuing operations before cumulative effect of accounting change per share	$0.13	$0.09

	Nine Months Ended
	September 30
In thousands, except per share	2003	2002

Basic earnings per share
Income from continuing operations before cumulative effect of accounting change applicable to common shareholders	$16,686	$11,234
Divided by
Weighted average shares outstanding	43,480	43,267
Basic earnings from continuing operations before cumulative effect of accounting change per share	$0.39	$0.26

Diluted earnings per share
Income from continuing operations before cumulative effect of accounting change applicable to common shareholders	$16,686	$11,234
Divided by sum of the
Weighted average shares outstanding	43,480	43,267
Conversion of dilutive stock options	333	320

Diluted shares outstanding	43,813	43,587
Diluted earnings from continuing operations before cumulative effect of accounting change per share	$0.38	$0.26

8. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as of and for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended
	September 30
In thousands	2003	2002

Balance at beginning of period	$17,407	$15,373
Warranty expense	9,443	13,477
Warranty payments	13,747	14,805

Balance at end of period	$13,103	$14,045

9. COMMITMENTS AND CONTINGENCIES

Actions have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Since 2000, the number of such claims has increased. Most of these claims have been made against our wholly owned subsidiary, Railroad Friction Products Corporation (RFPC), and are based on a product sold by RFPC before we acquired American Standard, Inc.’s (ASI) 50% interest in RFPC in 1990. We acquired the remaining interest in RFPC in 1992. These claims include a suit against RFPC by ASI seeking contribution and indemnity for asbestos claims brought against ASI that ASI alleges claim exposure to RFPC’s product.

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

On November 3, 2000, the Company settled a suit brought against it in 1999 by GE-Harris Railway Electronics, L.L.C. and GE-Harris Railway Electronics Services, L.L.C. (collectively “GE-Harris”). On September 20, 2002, a motion in that lawsuit was filed by the successor to GE Harris, GE Transportation Services Global Signaling, L.L.C. (“GETS-GS”). The motion by GETS-GS contends that the Company is acting beyond authority granted in the parties’ November 2000 settlement and license agreement and in contempt of the consent order that concluded the suit at that time. In support of its motion, GETS-GS points principally to sales and offers to sell certain railway brake equipment, including distributed power equipment, to Australian customers. GETS-GS is seeking substantial money damages and has claimed a significant business loss. A two day hearing was held on GETS-GS’ motion in May, 2003. The parties completed and filed all post-hearing papers on August 28, 2003. Barring a settlement agreement in the interim, the parties are awaiting the court’s decision and opinion on the motion.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2002, as amended by our Current Report on Form 8-K filed October 22, 2003. During the first nine months of 2003, there were no material changes to the information described in Note 20 therein.

10. SEGMENT INFORMATION

Wabtec has two reportable segments — the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type. The business segments are:

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

The Company evaluates its business segments’ operating results based on income from operations. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges. Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the following tables are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

Segment financial information for the three months ended September 30, 2003 is as follows:

	Freight	Transit	Corporate
In thousands	Group	Group	Activities	Total

Sales to external customers	$124,412	$42,777	—	$167,189
Intersegment sales/(elimination)	2,204	181	(2,385)	—

Total sales	$126,616	$42,958	$(2,385)	$167,189

Income (loss) from operations	$16,750	$(33)	$(6,070)	$10,647
Interest expense and other	—	—	(1,907)	(1,907)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$16,750	$(33)	$(7,977)	$8,740

Segment financial information for the three months ended September 30, 2002 is as follows:

	Freight	Transit	Corporate
In thousands	Group	Group	Activities	Total

Sales to external customers	$107,087	$54,335	—	$161,422
Intersegment sales/(elimination)	1,755	172	(1,927)	—

Total sales	$108,842	$54,507	$(1,927)	$161,422

Income (loss) from operations	$11,312	$5,379	$(5,521)	$11,170
Interest expense and other	—	—	(5,260)	(5,260)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$11,312	$5,379	$(10,781)	$5,910

Segment financial information for the nine months ended September 30, 2003 is as follows:

	Freight	Transit	Corporate
In thousands	Group	Group	Activities	Total

Sales to external customers	$375,624	$135,944	—	$511,568
Intersegment sales/(elimination)	6,714	571	(7,285)	—

Total sales	$382,338	$136,515	$(7,285)	$511,568

Income (loss) from operations	$51,768	$2,266	$(17,244)	$36,790
Interest expense and other	—	—	(10,513)	(10,513)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$51,768	$2,266	$(27,757)	$26,277

Segment financial information for the nine months ended September 30, 2002 is as follows:

	Freight	Transit	Corporate
In thousands	Group	Group	Activities	Total

Sales to external customers	$322,454	$196,101	—	$518,555
Intersegment sales/(elimination)	7,223	398	(7,621)	—

Total sales	$329,677	$196,499	$(7,621)	$518,555

Income (loss) from operations	$32,339	$18,634	$(16,036)	$34,937
Interest expense and other	—	—	(17,654)	(17,654)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$32,339	$18,634	$(33,690)	$17,283

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

As of September 30, 2003, $152,000 of the merger and restructuring charge was still accrued on the balance sheet as part of other accrued liabilities. The table below identifies the significant components of the charge and reflects the accrual balance at that date.

	Lease
In thousands	Impairments	Total

Beginning balance, January 1, 2003	$647	$647
Amounts paid	495	495

Balance at September 30, 2003	$152	$152

The lease impairment charges are associated with the Company’s closing of a plant and the consolidation of the corporate headquarters.

11. SUBSEQUENT EVENT

On November 7, 2003, the Company announced the pricing of its previously announced secondary offering of 4,846,000 shares of the Company’s common stock at $14.68 per share. The shares were offered by Charlesbank Equity Fund II, Limited Partnership, the successor to Harvard Private Capital Holdings, Inc.; Vestar Equity Partners, L. P.; and Vestar Capital Partners, Inc. Wabtec granted the underwriters an over-allotment option to purchase up to an additional 726,000 shares from the company, which was exercised on November 13, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2002 Annual Report on Form 10-K, as amended by our Current Report on Form 8-K filed October 22, 2003.

OVERVIEW

Net sales of ongoing operations decreased by 1.3% from $518.6 million in the first nine months of 2002 to $511.6 million in the same period in 2003. The major cause for the change was the completion of a major transit contract during 2002, which was partially offset by increased sales of components for new freight cars and sales of commuter locomotives.

Net income from continuing operations for the first nine months of 2003 was $16.7 million or $0.38 per diluted share. Net loss from continuing operations for the first nine months of 2002 was $50.4 million or $1.16 per diluted share The results for the first nine months of 2002 included a $61.7 million, net of tax, write off of goodwill in accordance with SFAS No. 142. Net income from continuing operations before cumulative effect of accounting change was $11.2 million or $0.26 per diluted share. This increase in net income from $0.26 per diluted share to $0.38 per diluted share was primarily due to improved margins and lower interest expense.

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

The following table sets forth the Company’s net sales by business segment:

	Three Months Ended
	September 30

In thousands	2003	2002

Freight Group	$124,412	$107,087
Transit Group	42,777	54,335

Net sales	$167,189	$161,422

Net sales for the third quarter of 2003 increased $5.8 million, or 3.6%, to $167.2 million as compared to the prior year period. The increased sales in the Freight Group were partially offset by lower sales in the Transit Group. The Freight Group’s increased sales reflected higher sales of components for new freight cars and sales of commuter locomotives. In the quarter, industry deliveries of new freight cars increased to 8,251 units as compared to 4,925 in the same period in 2002. The Transit Group’s decreased sales were primarily due to lower aftermarket sales.

Gross profit was essentially unchanged in the third quarter of 2003 compared to the same period of 2002. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 26% compared to 26.8% in the same period of 2002. (Gross profit was 27.2% in the second quarter of 2003.) The decrease in gross profit percentage is primarily due to normal seasonality and the unfavorable effects of foreign exchange on the Company’s Canadian operations.

Operating expenses increased by $664,000 in the third quarter of 2003 as compared to the same period of 2002. This increase was due to an increase in selling, general and administrative expenses primarily as a result of higher insurance costs, both medical and general. Engineering expenses decreased as the Company capitalized design engineering costs associated with a New York City transit order. The order is worth about $60 million for the base order of 660 cars. If, as planned, New York City exercises options for an additional 1,040 cars, the total value of this order would be about $150 million. Prototypes are to be delivered in 2004.

Operating income totaled $10.6 million (or 6.4% of sales) in the third quarter of 2003 compared with $11.2 million (or 6.9% of sales) in the same period in 2002. Lower operating income resulted from increased operating expenses in the third quarter of 2003. (See Note 10 – “Notes to Condensed Consolidated Financial Statements” regarding segment-specific information, included elsewhere in this report).

Interest expense decreased 50.8% in the third quarter of 2003 as compared to the prior year quarter primarily due to a substantial decrease in debt and interest rates, and a charge for an early repayment of bonds in the year-ago quarter, previously classified as an extraordinary item. The Company issued $150 million of 6.875% senior notes in the third quarter of 2003 and used the proceeds primarily to pay down debt under the Company’s existing credit agreement. The Company expects interest expense to increase in the fourth quarter of 2003 and in 2004 with the issuance of the senior notes.

Other income was $526,000 in the third quarter of 2003 as compared to other expense of $317,000 in the same period in 2002. The change was primarily due to foreign exchange.

The effective income tax rate was 36.5% in the third quarter of 2003 and 35% in the third quarter of 2002. The increase in the effective tax rate was due to higher effective state tax rates.

NINE MONTH PERIOD OF 2003 COMPARED TO NINE MONTH PERIOD OF 2002

The following table sets forth the Company’s net sales by business segment:

	Nine Months Ended
	September 30

In thousands	2003	2002

Freight Group	$375,624	$322,454
Transit Group	135,944	196,101

Net sales	$511,568	$518,555

Net sales for the first nine months of 2003 decreased $7 million, or 1.3%, to $511.6 million as compared to the prior year period. The increased sales in the Freight Group were offset by lower sales in the Transit Group. The Freight Group’s increased sales reflected higher sales of components for new freight cars and sales of commuter locomotives and also higher aftermarket sales. In the first nine months, industry deliveries of new freight cars increased to 22,230 units as compared to 12,935 in the same period in 2002. The Transit Group’s decreased sales were due to the completion of a contract to supply components for New York City subway cars and lower aftermarket sales.

Gross profit increased to $136.3 million in the first nine months of 2003 compared to $133.4 million in the same period of 2002. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 26.6% compared to 25.7% in the same period of 2002. The increase in gross profit percentage is primarily due to operating efficiencies and favorable product mix.

Operating expenses in total increased $990,000 in the first nine months of 2003 as compared to the same period of 2002. Operating expenses increased due to an increase in selling, general and administrative expenses primarily as a result of higher insurance costs, both medical and general, while engineering expenses decreased as the Company capitalized design engineering costs associated with a New York City transit order. Amortization expense also decreased.

Operating income totaled $36.8 million (or 7.2% of sales) in the first nine months of 2003 compared with $34.9 million (or 6.7% of sales) in the same period in 2002. Higher operating income resulted from increased margins in the first nine months of 2003. (See Note 10 – “Notes to Condensed Consolidated Financial Statements” regarding segment-specific information, included elsewhere in this report).

Interest expense decreased 54.3% in the first nine months of 2003 as compared to the same period of 2002 primarily due to a substantial decrease in debt and interest rates, and a charge for an early repayment of bonds in 2002. Other expense was $3.3 million in the first nine months of 2003 as compared to $1.8 million in the same period in 2002. The increase was primarily due to a foreign exchange loss of $2.1 million in the first nine months of 2003, as a result of the U. S. dollar weakening compared to the Canadian dollar. This weakening of the U.S. dollar impacted the Company’s Canadian locations that sell primarily to U.S. customers.

The effective income tax rate was 36.5% in the first nine months of 2003 and 35% in the first nine months of 2002. The increase in the effective tax rate was due to higher effective state tax rates.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data.

	Nine Months Ended
	September 30

In thousands	2003	2002

Cash provided (used) by:
Operating activities	$21,754	$1,222
Investing activities	(9,771)	(8,749)
Financing activities	(3,577)	(28,659)

Cash provided by operations in the first nine months of 2003 was $21.8 million compared to $1.2 million in the same period a year ago. Earnings before depreciation and amortization were the main provider of cash from operations in the first nine months of 2003 and 2002. An increase in accounts receivable and inventory decreased the amount of cash generated by operations in the first nine months of 2003. Planned income tax payments of approximately $30 million due to the fourth quarter 2001 net gain from the sale of certain businesses to General Electric Transportation Systems were the primary use of cash from operations for the first nine months of 2002.

Cash used for investing activities was $9.8 million in the first nine months of 2003 as compared to $8.7 million a year ago. Capital expenditures for continuing operations were $9.6 million and $10.2 in the first nine months of 2003 and 2002, respectively. The majority of capital expenditures for these periods relates to upgrades to existing equipment and replacement of existing equipment. In the first nine months of 2002, cash received from the sale of a product line was $1.4 million, and $1.7 million was paid to acquire the minority interest of a business that the Company did not already own.

Cash used by financing activities was $3.6 million in the first nine months of 2003 versus $28.7 in the same period a year ago. The Company issued $150 million of senior notes in the first nine months of 2003 and used the proceeds primarily to pay down existing debt. The net decrease in long-term debt was approximately $4.9 million in the first nine months of 2003 compared to $30.3 million in the same period a year ago.

The following table sets forth the Company’s outstanding indebtedness at September 30, 2003 and December 31, 2002. The revolving credit agreement interest rates are variable and dependent on market conditions.

	September 30	December 31
In thousands	2003	2002

Revolving credit agreement	$40,000	$189,700
6.875% Senior notes due 2013	150,000	—
5.5% Industrial revenue bond	—	4,909
Other	220	542

Total	$190,220	$195,151
Less-current portion	—	833

Long-term portion	$190,220	$194,318

Credit Agreement

At September 30, 2003, the Company has a $225 million credit agreement consisting of a $167.2 million five-year revolving credit facility expiring in November 2004 and a 364-day $57.8 million convertible revolving credit facility maturing in November 2004, with an annual renewal in November 2003. At September 30, 2003, the Company had available borrowing capacity, net of letters of credit, of approximately $165 million, subject to certain financial covenant restrictions. The Company elected not to renew the 364-day facility in November 2003, as it currently expects to refinance and replace its existing bank facility, with a new $175 million five-year facility, prior to December 31, 2003.

6 7/8% Senior Notes Due August 2013

In August 2003, the Company issued $150 million of Senior Notes due in 2013 (the “Notes”). The Notes were issued at par. Interest on the notes will accrue at a rate of 6.875 percent per annum and will be payable semi-annually on January 31 and July 31 of each year, commencing on January 31, 2004. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.

The Company believes, based on current levels of operations and forecasted earnings, cash flow and liquidity will be sufficient to fund its working capital and capital equipment needs as well as to meet its debt service requirements. If the Company’s sources of funds were to fail to satisfy the Company’s cash requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place.

Forward Looking Statements

We believe that all statements other than statements of historical facts included in this report, including certain statements under ''Business’’ and ''Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations are correct.

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

      Economic and Industry Conditions
•	materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;
•	demand for services in the freight and passenger rail industry;
•	consolidations in the rail industry;
•	demand for our products and services;
•	continued outsourcing by our customers;
•	demand for freight cars, locomotives, passenger transit cars and buses;
•	industry demand for faster and more efficient braking equipment;
•	fluctuations in interest rates;

      Operating Factors
•	supply disruptions;
•	technical difficulties;
•	changes in operating conditions and costs;
•	successful introduction of new products;
•	labor relations;
•	completion and integration of additional acquisitions;
•	the development and use of new technology ;

      Competitive Factors
•	the actions of competitors;

      Political/Governmental Factors
•	political stability in relevant areas of the world;
•	future regulation/deregulation of our customers and/or the rail industry;
•	governmental funding for some of our customers;
•	political developments and laws and regulations, such as forced divestiture of assets, restrictions on production, imports or exports, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, and environmental regulations; and

      Transaction or Commercial Factors
•	the outcome of negotiations with partners, governments, suppliers, customers or others.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, environmental matters, the testing of goodwill and other intangibles for impairment, proceeds on assets to be sold, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. A discussion of the judgments and uncertainties associated with accounting for derivatives and environmental matters can be found in the “Notes to Consolidated Financial Statements” included elsewhere in this report.

A summary of the Company’s significant accounting policies is included in Note 2 in the “Notes to Consolidated Financial Statements” included elsewhere in this report. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

In 2002, Wabtec adopted the new standard of accounting for goodwill and intangible assets with indefinite lives. The cumulative effect adjustment recognized on January 1, 2002, upon adoption of the new standard, was a charge of $61.7 million (after tax). Also in 2002, amortization ceased for goodwill and intangible assets with indefinite lives. Additionally, goodwill and indefinite-lived intangibles are required to be tested for impairment at least annually. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill). The Company uses a combination of a guideline public company market approach and a discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecasted operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its business are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

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

Declines in equity markets and interest rates have had a negative impact on Wabtec’s pension plan liability and fair value of plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at the end of 2002, which resulted in a $7.1 million, net of tax, charge to other comprehensive loss in the fourth quarter.

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

Recent Accounting Pronouncements

See Notes 2 and 5 of “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. After considering the effects of interest rate swaps, further described below, the Company’s has no variable-rate debt at September 30, 2003. Management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases. An instantaneous 100 basis point increase in interest rates would have no impact on the Company’s annual earnings.

See Note 2 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended September 30, 2003 included herein for discussion of swap contracts. These swap contracts are not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

Foreign Currency Exchange Risk

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of September 30, 2003, the Company had no such instruments outstanding.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2003, approximately 71% of Wabtec’s net sales are in the United States, 10% in Canada, 1% in Mexico, and 18% in other international locations, primarily Europe. At September 30, 2003, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

There have been no material changes to report regarding the Company’s commitments and contingencies as described in Note 20 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002, as amended by our Current Report on Form 8-K filed October 22, 2003.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903), and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b)	The Company filed a Current Report on Form 8-K dated July 11, 2003, announcing it intends to offer approximately $150 million of Senior Notes due 2013 by means of a private placement.

The Company filed a Current Report on Form 8-K dated July 17, 2003, furnishing a copy of the press release announcing Wabtec’s second quarter 2003 earnings.

The Company filed a Current Report on Form 8-K dated July 25, 2003, furnishing a reconciliation of net income to EBITDA for the three and six month periods ending June 30, 2003 and 2002.

The Company filed a Current Report on Form 8-K dated July 25, 2003, announcing it has priced its offering of $150 million of Senior Notes due 2013 by means of a private placement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON Alvaro Garcia-Tunon Chief Financial Officer
Date: November 14, 2003

EXHIBIT INDEX

Exhibit
Number	Description and Method of Filing

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference

3.2	Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903), and incorporated by reference

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith

32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer, filed herewith