Form 10-K
period 2003-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2004-03-15
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-13782

WESTINGHOUSE AIR BRAKE TECHNOLOGIES

CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-1615902
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 Air Brake Avenue Wilmerding, Pennsylvania 15148	(412) 825-1000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The registrant estimates that as of June 30, 2003, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $448 million based on the closing price on the New York Stock Exchange for such stock.

As of March 11, 2004, 44,687,830 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 19, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

General

Westinghouse Air Brake Technologies Corporation, doing business as Wabtec Corporation, is a Delaware corporation with headquarters at 1001 Air Brake Avenue in Wilmerding, Pa. Our telephone number is 412-825-1000, and our website is located at www.wabtec.com. All references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its subsidiaries. Originally founded by George Westinghouse in 1869, Westinghouse Air Brake Company (“WABCO”) was formed in 1990 when it acquired certain operations from American Standard, Inc. (ASI). The current business includes the combined assets from the November 1999 merger of WABCO and MotivePower Industries, Inc. (“MotivePower”).

Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold a greater than 50% market share in North America for our primary braking-related equipment and a number 1 or number 2 position in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars and passenger transit vehicles. We are a “Tier 1” supplier with approximately 44% of our net sales in 2003 to Original Equipment Manufacturers (OEMs). In 2003, the Company had sales of $717.9 million and net income of $22.7 million.

Management and insiders of the Company own approximately 12% of Wabtec’s outstanding shares, with the balance held by investment companies and individuals. Executive management incentive compensation focuses on earnings, cash flow and working capital targets to align management interests with those of outside shareholders.

Industry Overview

The Company primarily serves the worldwide freight and passenger transit rail industries. The worldwide market for rail equipment has been estimated at about $70 billion annually, and it is estimated to grow at about 4% annually for the next five years. Our operating results are largely dependent on the level of activity, financial condition and capital spending plans of the global railroad industry. Many factors influence the industry, including general economic conditions; rail traffic, as measured by freight tonnage and passenger ridership; government investment in public transportation; and investment in new technologies by freight and passenger rail systems. Customers in North America account for about 79% of Wabtec’s sales.

In North America, railroads carry about 42% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most- efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. Although the railroads carry a wide variety of commodities, coal accounts for the most tons and revenues (about 45% and about 20%, respectively, in 2003). Intermodal traffic – the movement of trailers or containers by rail in combination with another mode of transportation – has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits.

Outside of North America, most of the rail systems have historically been focused on passenger transit, rather than freight. In recent years, however, railroads in countries such as Australia, India and China have been investing capital to expand and improve both their freight and passenger rail systems. Throughout the world, government-owned railroads are being sold to private owners, who often look to improve the efficiency of the rail system by investing in new equipment and new technologies. These investment programs represent additional opportunities for Wabtec to provide products and services.

In the U.S., public transportation is a $32 billion industry, dependent largely on funding from federal, state and local governments, and from fare box revenues. With about 40% of the nation’s transit vehicles, New York City is the largest transit market in the U.S. Transit ridership is near an all-time high, after increasing throughout the 1990’s due to steady growth in the U.S. economy. Ridership declined 1.3% in 2002, however, as the economy slowed. Based on preliminary figures for 2003, ridership is expected to decline at about the same rate. In response to lower fare box revenues and government funding cutbacks, transit authorities have delayed capital expenditures for new equipment and deferred maintenance on existing equipment. New York City, however, has continued to invest in new equipment, as demonstrated by its order for up to 1,700 new subway vehicles, including options, which are expected to be delivered beginning in 2006.

Demand for our products and services in North America are driven by a number of factors, including:

•

Rail traffic. The Association of American Railroads (AAR) compiles statistics that gauge the level of activity in the freight rail industry. Two important statistics are revenue ton-miles and carloadings, which are generally referred to as “rail traffic”. According to preliminary AAR estimates for 2003, revenue ton-miles increased about 1.9% and carloadings increased about 0.4% compared to

2002. This is the first year since 1999 that both measures increased in the same year, which we believe should maintain an improving marketplace for Wabtec. As rail traffic increases, we believe that our customers will increase their level of spending on equipment and equipment maintenance.

•	Demand for new locomotives. Currently, the active locomotive fleet in the North American market is about 20,000 units. The average number of new locomotives delivered over the past 10 years was about 1,000 annually. In 2003, about 750 new, heavy-haul locomotives were delivered, down from 969 in 2002. In 2004, we expect the industry to deliver about 1,050 new locomotives, as railroads opt to purchase new units before stricter U.S. federal government emissions standards take effect in January 2005.

•	Demand for new freight cars. Currently, the active freight car fleet in North America is about 1.3 million units. The average number of new freight cars delivered over the past 10 years was about 50,000 annually. In 2003, new freight car deliveries were substantially below the 10-year average for the third consecutive year (about 31,400 compared to about 17,700 in 2002). We expect that about 37,500 new units will be delivered in 2004 and that the rate of new deliveries will continue to increase by about 10% in the next several years to meet railroad demand.

Demand for North American transit products is driven by a number of factors, including:

•	Replacement, building and/or expansion programs of transit authorities. These programs are funded in part by national and local government programs. Currently, the U.S. federal government is considering a new spending proposal, known as SAFETEA, that would provide federal funding for transit projects for the fiscal years 2004-09. Although the amount of future funding is yet to be finalized, the current proposal calls for a funding level of about $7.2 billion in fiscal year 2004 (about the same as in fiscal year 2003), with annual increases of about 2% per year through fiscal year 2009. The amount of funding in the legislation will have an impact on the capital spending plans of transit authorities. In recent years, U.S. federal funding for transit projects has generally served as a countercyclical balance during the downturn in our freight rail markets. The average annual number of new transit car deliveries over the past 10 years was about 600 units. In 2003, we estimate that about 670 transit vehicles were delivered compared to 1,320 in 2002. The decrease was due to the completion of a major multiple-year car replacement program for New York City. In late 2002, New York City placed another major order for new subway cars, with deliveries expected to begin in 2006. Management expects the annual transit vehicle delivery rate to be in the range of 500-800 units for the next several years as disclosed under item 7 of this report.

•	Ridership levels. Ridership on U.S. transit vehicles increased steadily from 1995-2001. In 2002, ridership decreased for the first time since 1995 due to higher unemployment levels in the U.S. The lower ridership level, as well as government funding cutbacks, negatively impacted aftermarket spending in 2002 and 2003. We anticipate that the current underspending will create a pent-up demand for maintenance and service work when ridership and funding levels increase in future years.

Business Segments and Products

We provide our products and services through two principal business segments, the Freight Group and the Transit Group. The Freight Group manufactures and services components for new and existing freight cars and locomotives, while the Transit Group does the same for passenger transit vehicles, typically subways and buses. Both business segments serve OEMs and provide aftermarket services with the aftermarket accounting for about 56% of net sales. In 2003, the Freight Group accounted for 73% of our total net sales, and the Transit Group accounted for the remaining 27%. In 2003, the Freight Group generated 39% of its net sales from OEMs and Class I railroads and 61% of its net sales from the aftermarket, while the Transit Group generated 59% of its net sales from OEMs and 41% of its net sales from the aftermarket. A summary of our leading product lines across both of our business segments is outlined below.

•	Brakes and related components

•	Brake assemblies

•	Draft gears, couplers and slack adjusters

•	Air compressors and dryers

•	Railway electronics, including event recorders, control and monitoring equipment, and end of train devices

•	Friction products

•	Rail and bus door assemblies

•	Heat exchangers and cooling systems

•	Sanitation systems and locomotive refrigerators

•	Switcher and commuter locomotives

•	Heating, ventilation and air conditioning systems

We manufacture, sell and service high-quality electronics for railroads in the form of on-board systems and braking for locomotives and freight cars. We harden our products to protect them from severe conditions, including extreme temperatures and high-vibration environments. Recently, we have concentrated our new product development on extending electronic technology to braking and control systems.

We have become a leader in the rail industry by capitalizing on the strength of our existing products, technological capabilities and new product innovation. Our new product development effort has focused on electronic technology for brakes and controls. Over the past several years, we introduced a number of significant new products including electronic brakes and Positive Train Control equipment that encompasses onboard digital data and global positioning communication protocols. The Transit Group also focuses on new product development and has introduced a number of new products during the past several years. Supported by our technical staff of over 500 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers. We currently own over 2,000 active patents worldwide and 500 U.S. patents. During the last three years, we have filed for more than 150 U.S. patents in support of our new and evolving product lines.

For additional information on our business segments, see Note 20 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Competitive Strengths

Our key strengths include:

•	Leading market positions in core products. Dating back to 1869 and George Westinghouse’s invention of the air brake, we are an established leader in the development and manufacture of pneumatic braking equipment for freight and passenger transit vehicles. We have leveraged our leading position by focusing on research and engineering to expand beyond pneumatic braking system components to supplying integrated parts and assemblies for the whole locomotive through the end-of-train. We are a recognized leader in the development and production of electronic recording, measuring and communications systems, highly engineered compressors and heat exchange systems for locomotives and a leading manufacturer of freight car components, including electronic braking equipment, draft gears, brake shoes and electronic end-of-train devices. Additionally, we are a leading provider of complete door systems and couplers for passenger and transit vehicles.

•	Breadth of product offering with a stable mix of OEM and aftermarket business. We believe that our substantial installed base of products to the OEMs is a significant competitive advantage for providing products and services to the aftermarket because end-users often look to purchase safety and performance-related replacement parts from the original supplier. In addition, we believe our product portfolio is one of the broadest in the rail industry, as we offer a wide selection of quality parts, components and assemblies across the entire train. Over the last several years, approximately 50% of our total net sales have come from our aftermarket products and services business.

•	Leading design and engineering capabilities. We believe a hallmark of our relationship with our customers has been our leading design and engineering practice, which has, in our opinion, assisted in the improvement and modernization of global railway equipment. We believe both our customers and the federal transit authorities value our technological capabilities and commitment to innovation, as we seek not only to enhance the efficiency and profitability of our customers, but also to improve the overall safety of the railways through continuous product improvement.

•	Significant barriers to entry. We believe that there are a number of company- and industry-specific factors that represent meaningful barriers to entry:

•	Proprietary product offering. We have an established record of product improvements and new product development. We have assembled a wide range of patented products, which we believe provides us with a competitive advantage.

•	Substantial installed base. We believe our installed base presents a meaningful barrier to entry in both the new product market and the aftermarket. As OEMs and Class I railroad operators attempt to modernize fleets with new products designed to improve and maintain safety and efficiency, new products must be designed to be interoperable with existing equipment. We believe our dedicated research and development staff and comprehensive product offering enables us to leverage our installed base to maintain our leadership position with OEMs and the Class I railroads. Similarly, we believe our substantial installed base makes us a preferred supplier in the aftermarket, as end-users typically prefer to source performance and safety-related replacement parts and service from the original product supplier.

•	Regulatory nature of the rail industry. Oversight of the U.S. rail industry is governed by a number of federal regulatory agencies, including the National Transportation Safety Board (NTSB), the Federal Railroad Administration (FRA) and the AAR. These groups mandate rigorous manufacturer certification and new product testing and approval processes that we believe are difficult for new entrants to meet cost-effectively and efficiently without the scale and extensive experience we possess.

•

Experienced management team. Our management team has over 150 years of combined experience with the Company, and implemented numerous initiatives that enabled us to manage the sharp cyclical downturn in the rail supply market in 2001 and 2002. Our management team has implemented the Wabtec Quality and Performance System (QPS), an ongoing program that focuses on “lean manufacturing” principles and continuous improvement across all aspects of our business. In addition, in 2001, we completed a plan to eliminate excess manufacturing capacity by closing several facilities, realigning operations, reducing head count and divesting certain non-core assets. Since 2000, we have also reduced our debt by approximately $350 million, lowering our percentage of debt to book capitalization from 73% at December 31, 2000 to 43% at December 31, 2003. As a result of these initiatives, our management team has improved our cost structure, operating leverage and financial flexibility and placed us in an excellent position to benefit from growth opportunities in an improving market environment.

Business strategy

We are focused on executing the following four-point growth strategy:

•	Expand systems offerings as “Tier 1” supplier. We are currently a “Tier 1” supplier to OEMs in certain markets, but desire to expand our business with these customers to become an even more integral part of their operations. We plan to focus on integrating our electronic, pneumatic and mechanical technologies within and across business units and combining them as a complete package. Increasingly, customers will be able to purchase complete assemblies from us, rather than purchasing individual components from multiple suppliers. This will likely improve reliability and reduce product integration issues. We expect this capability to strengthen our position against competitors that do not have the breadth and depth of our product line. In addition, we will have the opportunity to service these assemblies in the aftermarket when they require replacement, upgrade or repair. In this way, we expect to increase the installed base of our products over time.

•	Accelerate new product and service development. During the recent industry downturn, we maintained research and development spending at historical levels and continued to fund major development projects, and we will continue to emphasize research and development to create new and improved products. We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board equipment, as a means of new product growth. We seek to provide customers with incremental technological advances that offer immediate benefits with cost effective investments. In addition, we are focused on expanding the level and type of aftermarket services that we currently provide to customers. In this way, we expect to take advantage of the industry trend toward outsourcing, as railroads and transit authorities’ focus on their core function of transporting goods and people, rather than maintaining and servicing their equipment.

•	Expand globally. Our net sales outside of North America totaled 21% in 2003, up from 16% in 2002, and we believe that international markets represent a significant opportunity for future growth. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees and joint ventures with railway suppliers having a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, China, India, Russia, South Africa, South America and select areas within Europe.

•	Continuous improvement through lean principles. We intend to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through QPS and employee-directed initiatives such as Kaizen, a Japanese-developed team concept, we continuously strive to improve quality, delivery and productivity, and to reduce costs. These efforts enable us to streamline processes, improve product quality and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. Over time, we expect these lean initiatives to enable us to increase profit margins, which would improve cash flow and strengthen our ability to invest in new product and service programs.

Backlog

In 2003, 56% of our sales came from aftermarket orders. Aftermarket orders typically carry lead times of less than 30 days, so they are not recorded in backlog for a significant period of time. As such, the Company’s backlog is primarily an indicator of future original equipment sales, not expected aftermarket activity.

The Company’s contracts are subject to standard industry cancellation provisions, including cancellations on short notice or upon completion of designated stages. Substantial scope-of-work adjustments are common. For these and other reasons, completion of the Company’s backlog may be delayed or cancelled, so backlog should not be relied upon as an indicator of the Company’s future performance. The railroad industry, in general, has historically been subject to fluctuations due to overall economic conditions and the level of use of alternative modes of transportation.

The backlog of customer orders as of December 31, 2003, and December 31, 2002, and the expected year of completion are as follows.

In thousands	Total Backlog 12/31/03	Expected Delivery		Total Backlog 12/31/02	Expected Delivery
		2004	Other Years		2003	Other Years
Freight Group	$177,963	$111,545	$66,418	$237,654	$151,583	$86,071
Transit Group	284,006	151,116	132,890	180,942	127,002	53,940

Total	$461,969	$262,661	$199,308	$418,596	$278,585	$140,011

Engineering and Development

To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2003, 2002, and 2001, we invested about $32.9 million, $33.6 million and $33.2 million, respectively, on product development and improvement activities. Approximately 40% of these costs comprise activities solely devoted to new product development in any given year. These engineering and development expenditures, in total, represent about 4.6%, 4.8% and 4.2% of net sales for the same periods, respectively. Sometimes we conduct specific research projects in conjunction with universities, customers and other railroad product suppliers.

Our engineering and development program is largely focused upon train control and new braking technologies, with an emphasis on applying electronics to traditional pneumatic equipment. Electronic braking has been used in the transit industry for a long time, but freight railroads have been slower to accept the technology due to issues over interchangeability, connectivity and durability. We are proceeding with efforts to enhance the major components for existing hard-wired braking equipment and development of new electronic technologies for the freight railroads.

We use our Product Development System (PDS) to develop and monitor all new product programs. The system requires the product development team to follow consistent steps throughout the development process, from concept to launch, to ensure the product will meet customer expectations and internal profitability targets.

Intellectual Property

We have more than 2,000 active patents worldwide. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property.

Certain trademarks, among them the name WABCO®, were acquired or licensed from American Standard Inc. in 1990 at the time of our acquisition of the North American operations of the Railway Products Group of American Standard.

We are a party, as licensor and licensee, to a variety of license agreements. We do not believe that any single license agreement is of material importance to our business or either of our business segments as a whole.

We entered into a license agreement with SAB WABCO Holdings B.V. (SAB) on December 31, 1993, pursuant to which SAB granted us a license to the intellectual property and know-how related to the manufacturing and marketing of certain disc brakes, tread brakes and low noise and resilient wheel products. SAB is a former affiliate of Wabtec, since both were owned by the same parent company in the early 1990s. In 2002, SAB was purchased by Vestar Capital Partners IV, L.P., an affiliate of Vestar Equity Partners, L.P. and Vestar Capital Partners, Inc., both of which were then significant shareholders of Wabtec.

In November 2003, Vestar Equity Partners and Vestar Capital Partners sold their entire stake in Wabtec, consisting of 2,440,000 Wabtec common shares, in a registered secondary offering. The SAB license expired December 31, 2003, but has been renewed for an additional one-year term as provided in the license agreement. The license may be renewed for additional one-year terms.

We have issued licenses to the two sole suppliers of railway air brakes and related products in Japan, NABCO Ltd. and Mitsubishi Electric Company. The licensees pay annual license fees to us and also assist us by acting as liaisons with key Japanese passenger transit vehicle builders for projects in North America. We believe that our relationships with these licensees have been beneficial to our core transit business and customer relationships in North America.

Customers

Our customers include railroads throughout North America, as well as in Australia, South Africa, India, Italy and the United Kingdom; manufacturers of transportation equipment, such as locomotives, freight cars, subway vehicles and buses; lessors of such equipment; and passenger transit authorities, primarily those in North America.

In 2003, about 79% of our sales were to customers in North America, but we also shipped products to more than 62 countries throughout the world. About 56% of our sales were in the aftermarket, with the rest of our sales to OEMs of locomotives, freight cars, subway vehicles and buses.

Our top five customers, Northeast Illinois Railroad Corporation (Metra), General Electric Transportation Systems, Bombardier, Burlington Northern Santa Fe and Alstom accounted for 26% of our net sales in 2003. Our top customer, Metra, represented 7% of consolidated sales. We believe that we have strong relationships with all of our key customers.

Competition

We believe that we hold a greater than 50% market share in North America for our primary braking-related equipment and a No. 1 or No. 2 market position in North America for most of our other product lines. Nonetheless, we operate in a highly competitive marketplace. Price competition is strong because we have a relatively small number of customers and they are very cost-conscious.

In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery, and customer service and support. Our principal competitors vary to some extent across product lines, but most competitors are smaller, privately held companies. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG, is our principal overall OEM competitor. Our competition for locomotive, freight and passenger transit service and repair is primarily from the railroads’ and passenger transit authorities’ in-house operations, the Electro-Motive Division of General Motors, General Electric Transportation Systems, and New York Air Brake/Knorr. We believe our key strengths, which include leading market positions in core products, breadth of product offering with a stable mix of OEM and aftermarket business, leading design and engineering capabilities, significant barriers to entry and an experienced management team enable us to compete effectively in this marketplace.

Employees

At December 31, 2003, we had 4,482 full-time employees, approximately 36% of whom were unionized. A majority of the employees subject to collective bargaining agreements are within North America and these agreements generally extend through late 2004, 2005 and 2006.

We consider our relations with our employees and union representatives to be good, but cannot assure that future contract negotiations will be favorable to us.

Regulation

In the course of our operations, we are subject to various regulations of agencies and other entities. In the United States, these include principally the FRA and the AAR.

The FRA administers and enforces federal laws and regulations relating to railroad safety. These regulations govern equipment and safety standards for freight cars and other rail equipment used in interstate commerce.

The AAR oversees a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on railroads in the United States. New products generally must undergo AAR testing and approval processes.

As a result of these regulations and regulations in other countries in which we derive our revenues, we must maintain certain certifications as a component manufacturer and for products we sell.

Effects of Seasonality

Our business is not typically seasonal, although the third quarter results may be impacted by vacation and plant shutdowns at several of its major customers during this period.

Environmental Matters

Information on environmental matters is included in Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Available Information

We maintain an Internet site at www.wabtec.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the annual report to stockholders and other information, are available free of charge on this site. The Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. Our Corporate Governance Guidelines, the charters of our Audit, Compensation and Nominating and Corporate Governance Committees, our Code of Conduct, which is applicable to all employees, and our Code of Ethics for Senior Officers, which is applicable to all of our executive officers, are also available free of charge on this site and are available in print to any shareholder who requests them.

Item 2.	PROPERTIES

Facilities

The following table provides certain summary information about the principal facilities owned or leased by the Company. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are long-term and generally include options to renew. The Company’s corporate headquarters are located at the Wilmerding, PA site.

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Wilmerding, PA	Manufacturing/Service	Freight Group	Own	365,000	(1)
Boise, ID	Manufacturing	Freight Group	Own	294,700
Lexington, TN	Manufacturing	Freight Group	Own	170,000
Jackson, TN	Manufacturing	Freight Group	Own	150,000
Chicago, IL	Manufacturing	Freight Group	Own	111,500
Laurinburg, NC	Manufacturing	Freight Group	Own	105,000
Greensburg, PA	Manufacturing	Freight Group	Own	97,800
Germantown, MD	Manufacturing/Service	Freight Group	Own	80,000
Willits, CA	Manufacturing	Freight Group	Own	70,000
Kansas City, MO	Manufacturing	Freight Group	Lease	55,900
Columbia, SC	Service Center	Freight Group	Lease	40,250
Cedar Rapids, IA	Manufacturing	Freight Group	Lease	37,000
Racine, WI	Engineering/Office	Freight Group	Lease	32,500
Carson City, NV	Service Center	Freight Group	Lease	22,000
Chicago, IL	Service Center	Freight Group	Lease	19,200
Spartanburg, SC	Manufacturing/Service	Transit Group	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit Group	Lease	115,570
Plattsburgh, NY	Manufacturing	Transit Group	Lease	64,000
Elmsford, NY	Service Center	Transit Group	Lease	28,000
Baltimore, MD	Service Center	Transit Group	Lease	7,200
Richmond, CA	Service Center	Transit Group	Lease	5,400
Sun Valley, CA	Service Center	Transit Group	Lease	4,000
Atlanta, GA	Service Center	Transit Group	Lease	1,200
Mountaintop, PA	Idle		Own	225,000	(2)
St. Louis, MO	Idle		Own	62,000
International
Doncaster, UK	Manufacturing/Service	Freight Group	Own	330,000
Stoney Creek, (Ontario), Canada	Manufacturing/Service	Freight Group	Own	189,200
Wallaceburg, (Ontario), Canada	Foundry	Freight Group	Own	127,600
San Luis Potosi, Mexico	Manufacturing	Freight Group	Own	48,600
San Luis Potosi, Mexico	Foundry	Freight Group	Own	24,500
Wetherill Park, Australia	Manufacturing	Freight Group	Lease	73,100
Kolkatta, India	Manufacturing	Freight Group	Lease	32,000
Schweighouse, France	Manufacturing	Freight Group	Lease	30,000
Tottenham, Australia	Manufacturing	Freight Group	Lease	26,900
Sydney, Australia	Sales Office	Freight Group	Lease	11,250
St. Laurent, (Quebec), Canada	Manufacturing	Transit Group	Own	106,000
Jiangsu, China	Manufacturing	Transit Group	Own	80,000
Sassuolo, Italy	Manufacturing	Transit Group	Lease	30,000
Pointe-aux-Trembles, (Quebec), Canada	Manufacturing	Transit Group	Lease	20,000
Burton on Trent, UK	Manufacturing	Transit Group	Lease	18,000
Etobicoke, (Ontario), Canada	Service Center	Transit Group	Lease	3,800
Calgary, (Alberta), Canada	Idle		Own	32,000	(3)

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.

(2)	As of January 2004, this property is under contract for sale.

(3)	As of February 2004, this property is under contract for sale.

Item 3.	LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS AND DIRECTORS

The following table provides information on our executive officers and directors. Messrs. Brooks, Kassling and Miscoll will serve as directors until the 2004 annual meeting of stockholders and until their successors have been duly elected and qualified. Messrs. Fernandez, Foster and Napier will serve as directors until the 2005 annual meeting of the stockholders and until they or their successors have been duly elected and qualified. Messrs. Davies, Davis and Howell will serve as directors until the 2006 annual meeting of stockholders and until their successors have been duly elected and qualified. The executive officers are elected annually by our Board of Directors, at an organizational meeting held immediately after each annual meeting, and serve at the discretion of the Board.

Name	Age	Position
William E. Kassling	60	Director and Chairman of the Board

Gregory T. H. Davies	57	Director, President and Chief Executive Officer

Robert J. Brooks	60	Director and Executive Vice President — Strategic Development

Alvaro Garcia-Tunon	51	Senior Vice President, Chief Financial Officer and Secretary

Anthony J. Carpani	51	Vice President, Group Executive, Friction

Patrick D. Dugan	37	Vice President and Controller

Paul E. Golden	34	Vice President, Group Executive, Freight

Robert P. Haag	39	President, Railway Electronics

Timothy J. Logan	50	Vice President, International

James E. McClaine	62	Vice President, Railroad Service

Barry L. Pennypacker	43	Vice President, Performance First

Gary P. Prasser	46	Vice President, Group Executive, Transit

George A. Socher	55	Vice President, Internal Audit and Taxation

Scott E. Wahlstrom	40	Vice President, Human Resources

Mark S. Warner	49	Vice President and General Manager, MotivePower, Inc.

Timothy R. Wesley	42	Vice President, Investor Relations and Corporate Communications

William E. Kassling has been a director and Chairman of the Board of Directors since 1990 and served as Chief Executive Officer until February 2001. Mr. Kassling was also President of WABCO from 1990 through February 1998. From 1984 until 1990 he headed the Railway Products Group of American Standard Inc. Between 1980 and 1984 he headed American Standard’s Building Specialties Group, and between 1978 and 1980 he headed Business Planning for American Standard. Mr. Kassling is a director of Aearo Corporation, Scientific-Atlanta, Inc. and Parker Hannifin Corporation.

Gregory T. H. Davies has served as a director since February 1999 and Chief Executive Officer since February 2001. Mr. Davies joined us in March 1998 as President and Chief Operating Officer. Prior to March 1998, Mr. Davies had been with Danaher Corporation since 1988, where he was Vice President and Group Executive responsible for its Jacobs Vehicle Systems, Delta Consolidated Industries and A.L. Hyde Corporation operating units. Prior to that, he held executive positions at Cummins Engine Company and Ford Motor Company.

Robert J. Brooks has served as a director since 1990 and Executive Vice President-Strategic Development since March 2003. Mr. Brooks was Executive Vice President, Chief Financial Officer and Secretary of the Company from 1990 until March 2003. From 1986 until 1990 he served as worldwide Vice President, Finance for the Railway Products Group of American Standard, Inc. Mr. Brooks is a director of Crucible Materials Corporation.

Alvaro Garcia-Tunon has been Senior Vice President, Chief Financial Officer and Secretary of the Company since March 2003. Mr. Garcia-Tunon was Senior Vice President,

Finance of the Company from November 1999 until March 2003 and Treasurer of the Company from August 1995 until November 1999. From 1990 until August 1995, Mr. Garcia-Tunon was Vice President of Business Development of Pulse Electronics, Inc.

Anthony J. Carpani has been Vice President, Group Executive, Friction since June 2000. Previously, Mr. Carpani was Managing Director of our Australian-based subsidiary, F.I.P. Ltd. (formerly known as Futuris Brakes, International) from 1992 until June 2000.

Patrick D. Dugan joined Wabtec as Vice President, Corporate Controller in November 2003. Prior to joining Wabtec, Mr. Dugan served as Vice President and Chief Financial Officer of CWI International, Inc. from December 1996 to November 2003. Prior to 1996, he worked for PricewaterhouseCoopers providing business assurance and advisory services.

Paul E. Golden has been Vice President, Group Executive, Freight, since February of 2001. Prior to that, he was President of the Company’s Cardwell Westinghouse business unit from November 1999 until February of 2001. Previously, Mr. Golden served as Vice President and General Manager of the Cardwell Westinghouse business unit and as Director of WABCO Performance Systems from June 1998 until November 1999. Prior to 1998, Mr. Golden held management and operations positions with Danaher Corporation and Federal-Mogul Corporation.

Robert P. Haag, President of Railway Electronics, joined Wabtec in 1999. He has over 18 years’ experience in communications and systems requirements analysis. Before joining Wabtec, Mr. Haag was employed at GTE where he developed telephone switching systems.

Timothy J. Logan has been the Vice President, International, since August 1996. Previously, from 1987 until August 1996, Mr. Logan was Vice President, International Operations for Ajax Magnethermic Corporation and from 1983 until 1987 he was President of Ajax Magnethermic Canada, Ltd.

James E. McClaine joined Wabtec with the Pulse Electronics acquisition in 1995 and became President of Wabtec’s Railway Electronics division. Mr. McClaine now serves as Vice President of Railroad Service.

Barry L. Pennypacker has been Vice President, Performance First since February 2004. Previously, from 1999 until 2004, Mr. Pennypacker was Vice President of Quality and Performance Systems. From 1997 to 1999, Mr. Pennypacker was director of manufacturing of Stanley Works. He has been a practitioner of lean manufacturing principles for almost 20 years in both private and public organizations.

Gary P. Prasser has served as Vice President, Group Executive, Transit, since September 2003. From October 2001 to September 2003, he served as President of the Company’s Cardwell Westinghouse business unit and Vice President, Manufacturing of the Company’s Freight Group. He joined Wabtec in August 1999 and served as President of the Company’s Motor Coils subsidiary from November 1999 to October 2001. From January 1996 to July 1999, Mr. Prasser was President of Joslyn Manufacturing, a subsidiary of Danaher Corporation.

George A. Socher has been Vice President, Internal Audit and Taxation, of the Company since November 1999. From July 1995 until November 1999, Mr. Socher was Vice President and Corporate Controller of the Company. From 1994 until June 1995, Mr. Socher was Corporate Controller and Chief Accounting Officer of Sulcus Computer Corp. From 1988 until 1994 he was Corporate Controller of Stuart Medical, Inc.

Scott E. Wahlstrom has been Vice President, Human Resources, since November 1999. Previously, Mr. Wahlstrom was Vice President, Human Resources & Administration of MotivePower Industries, Inc. from August 1996 until November 1999. From September of 1994 until August of 1996, Mr. Wahlstrom served as Director of Human Resources for MotivePower Industries, Inc.

Mark S. Warner has served Wabtec as Vice President and General Manager of MotivePower, Inc. since July 2000. Mr. Warner became Vice President, Operations and Maintenance, Motive Power Industries, Inc. which he was responsible for from 1994 until July 2000. From 1991 until 1994, Mr. Warner was Division Materials Manager for MK Rail Corporation.

Timothy R. Wesley has been Vice President, Investor Relations and Corporate Communications, since November 1999. Previously, Mr. Wesley was Vice President, Investor and Public Relations of MotivePower Industries, Inc. from August 1996 until November 1999. From February 1995 until August 1996, he served as Director, Investor and Public Relations of MotivePower Industries, Inc. From 1993 until February 1995, Mr. Wesley served as Director, Investor and Public Relations of Michael Baker Corporation.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange. As of March 11, 2004, there were 44,687,830 shares of Common Stock outstanding held by 991 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

2003	High	Low	Dividends
First Quarter	$14.28	$10.16	$0.01
Second Quarter	$14.97	$11.15	$0.01
Third Quarter	$16.83	$13.30	$0.01
Fourth Quarter	$18.44	$14.44	$0.01
2002	High	Low	Dividends
First Quarter	$15.48	$11.85	$0.01
Second Quarter	$15.99	$12.50	$0.01
Third Quarter	$14.15	$11.80	$0.01
Fourth Quarter	$14.73	$12.85	$0.01

The Company’s credit agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

At the close of business on March 11, 2004, the Company’s Common Stock traded at $14.47 per share.

Item 6.	SELECTED FINANCIAL DATA

The following table shows selected consolidated financial information of the Company and has been derived from audited financial statements. This financial information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
In thousands, except per share amounts	2003	2002	2001	2000	1999
Income Statement Data
Net sales	$717,924	$696,195	$783,698	$811,178	$844,079
Gross profit (1)	189,450	179,471	209,926	235,662	274,910
Operating expenses (2)	(137,741)	(131,937)	(152,145)	(139,669)	(144,255)
Merger and restructuring charge	—	—	(3,723)	(18,202)	(42,903)

Income from operations	$51,709	$47,534	$54,058	$77,791	$87,752

Interest expense	$(10,377)	$(18,072)	$(33,501)	$(43,649)	$(44,109)
Other (expense) income (3)	(6,290)	(5,558)	(2,130)	3,776	428
Income from continuing operations before cumulative effect of accounting change	22,252	16,310	13,962	19,200	23,184
Income from discontinued operations (net of tax)	451	403	6,360	6,193	13,439
(Loss) gain on sale of discontinued operations (net of tax)	—	(529)	41,458	—	—

Income before cumulative effect of accounting change	22,703	16,184	61,780	25,393	36,623

Net income (loss) (4)	$22,703	$(45,479)	$61,780	$25,393	$36,623

Diluted Earnings per Common Share
Income from continuing operations before cumulative effect of accounting change	$0.51	$0.37	$0.32	$0.45	$0.52
Net income (loss) (4)	$0.52	$(1.04)	$1.43	$0.59	$0.83

Cash dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04

	As of December 31
	2003	2002	2001	2000	1999
Balance Sheet Data
Total assets	$656,305	$588,865	$729,952	$984,047	$996,676
Cash	70,328	19,210	53,949	6,071	7,056
Total debt	190,225	195,151	241,870	540,197	568,587
Shareholders’ equity	248,293	199,262	245,271	196,371	181,878

(1)	In 2000, includes charges for merger and restructuring plan of $2 million and legal settlement of $2 million. In 1999, includes charges for merger and restructuring plan of $5.2 million.

(2)	In 2003, includes $1.6 million of write-offs relating to non-operating assets. In 2001, includes charges for asset writedowns of $9.3 million. Goodwill and other indefinite life intangibles amortization was $7 million, $6.9 million and $6.5 million in 2001, 2000 and 1999, respectively. There was no such amortization expense recorded in 2003 and 2002, respectively.

(3)	In 2001, includes gain on asset sales of $685,000. In 2000, includes gain on asset sale of $4.4 million.

(4)	Includes the items noted above, as well as the following: In 2002, a $61.7 million, net of tax, cumulative effect of accounting change for goodwill. In 2001, a $2 million tax benefit for research and development tax credits. In 2000, a write-off of $5.1 million for a deferred tax asset relating to the termination of the Employee Stock Ownership Plan (ESOP).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all locomotives, freight cars and passenger transit vehicles in the U.S., as well as in certain markets throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles.

Wabtec is a global company with operations in nine countries. In 2003, about 79 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 62 countries around the world.

Management Review of 2003 and Future Outlook

Wabtec’s long-term financial goals are to generate free cash flow in excess of net income, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls, and increase revenues through a focused growth strategy. In addition, management monitors the Company’s short-term operational performance through measures such as quality and on-time delivery.

In 2003, we achieved the following:

•	Generated cash of $56 million, more than double net income of $23 million;

•	Debt net of cash, was $120 million at Dec. 31, 2003, compared to $176 million at the end of 2002;

•	Gross margin increased to 26.4% compared to 25.8% for 2002, as a favorable product mix and cost reductions more than offset the negative impact of foreign currency exchange rates;

•	Revenues increased 3%, as higher sales of freight car original equipment in North America and higher international sales combined to offset lower sales of aftermarket components and transit original equipment;

•	Product quality, as measured by first-time pass rate, improved by 40%;

•	On-time delivery increased 8%.

We achieved these results despite continued weakness in demand for aftermarket products and services, and a 23% drop in sales in the Transit Group, which completed several major contracts in 2002. In addition, foreign currency exchange rates had a negative impact on the Company’s Canadian operations.

We expect increased demand for our products as the U.S. economy recovers, government transit spending increases and Class I railroads, utilities and leasing companies begin to reinvest in their fleets after deferring capital spending during the difficult U.S. economic environment since 2001. We anticipate that this increased capital spending will positively impact rail industry fundamentals, which have shown gradual improvement over the past few quarters, as evidenced by better-than-expected freight car orders and backlog. For example, freight car deliveries increased to 9,170 in the fourth quarter of 2003, an increase of 11% over the prior quarter and up 91% over the prior year. The table below demonstrates the improving trends in the freight car segment of the rail industry:

	Orders	Deliveries	Backlog
First quarter 2002	2,637	3,855	24,055
Second quarter 2002	6,973	4,155	9,281
Third quarter 2002	10,135	4,925	14,491
Fourth quarter 2002	8,712	4,801	18,402
First quarter 2003	11,767	6,614	24,055
Second quarter 2003	16,693	7,365	33,383
Third quarter 2003	6,726	8,251	31,858
Fourth quarter 2003	12,063	9,170	33,967

Source: Railway Supply Institute

Freight car, locomotive and transit car deliveries for the industry are expected to trend upwards providing an expanding market for the Company:

	Actual		Forecast
	2002	2003	2004	2005	2006
Freight car	17,714	31,400	37,500	41,500	45,000
Transit	1,322	669	754	540	798
Locomotive	969	749	1,050	785	980

Based on company estimates

In 2004, we expect demand to improve in two of our key markets (components for new freight cars and new locomotives), but we do not expect growth in the aftermarket, which represents about 56% of sales.

Looking beyond 2004, we expect to generate increases in sales and earnings from executing our four-point growth strategy (see page 5 for more details):

•	Expand sales of systems offerings as “Tier 1” supplier;

•	Accelerate new product and service development;

•	Expand globally;

•	Continuous improvement through lean principles.

In 2004 and beyond, we will continue to face many challenges, including increased costs for raw materials, especially steel; higher costs for medical and insurance premiums; and foreign currency fluctuations. In addition, we face general economic risks, as well as the risk that our customers could curtail spending on new and existing equipment. Risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In millions	2003	2002	2001
Net sales	$717.9	$696.2	$783.7
Cost of sales	(528.5)	(516.7)	(573.8)

Gross profit	189.4	179.5	209.9
Selling, general and administrative expenses	(100.5)	(93.0)	(96.7)
Merger and restructuring charges	—	—	(3.7)
Engineering expenses	(32.9)	(33.6)	(33.2)
Asset writedowns	—	—	(9.3)
Amortization expense	(4.3)	(5.3)	(13.0)

Total operating expenses	(137.7)	(131.9)	(155.9)

Income from operations	51.7	47.6	54.0
Interest expense	(10.4)	(18.1)	(33.5)
Other expense net	(6.3)	(5.6)	(2.1)

Income from continuing operations before income taxes and cumulative effect of accounting change	35.0	23.9	18.4
Income tax expense	(12.8)	(7.6)	(4.4)

Income from continuing operations before cumulative effect of accounting change	22.2	16.3	14.0
Discontinued operations
Income from discontinued operations (net of tax)	0.5	0.4	6.4
(Loss) gain on sale of discontinued operations (net of tax)	—	(0.5)	41.4

Income before cumulative effect of accounting change	22.7	16.2	61.8
Cumulative effect of accounting change for goodwill, net of tax	—	(61.7)	—

Net income (loss)	$22.7	$(45.5)	$61.8

2003 COMPARED TO 2002

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2003	2002	Percent Change
Net sales	$717,924	$696,195	3.1%
Income from operations	51,709	47,534	8.8%
Income before cumulative effect of accounting change	22,703	16,184	40.3%
Net income (loss)	22,703	(45,479)	149.9%

In 2002, we completed fair value assessments of goodwill and wrote down the carrying value of goodwill by $90 million ($83.2 million for the Freight Group and $6.8 million for the Transit Group) in accordance with the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” The total impact of the writedown, net of taxes, was $61.7 million.

The following table shows the Company’s net sales by business segment:

	For the year ended December 31,
In thousands	2003	2002
Freight Group	$522,279	$443,443
Transit Group	195,645	252,752

Net sales	$717,924	$696,195

Net sales. Net sales for 2003 increased $21.7 million, or 3.1%, as compared to 2002. The increased sales in the Freight Group more than offset lower sales in the Transit Group. The Freight Group’s increased sales reflected higher sales of components for new freight cars and locomotives, and commuter locomotives, as well as higher international sales. Industry deliveries of new freight cars for 2003 increased to about 31,400 units as compared to about 17,700 in 2002. The Transit Group’s decreased sales were due to the completion of a contract to supply components for New York City subway cars in 2002 and lower aftermarket sales.

Gross profit. Gross profit increased to $189.5 million in 2003 compared to $179.5 million in 2002. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 26.4% compared to 25.8% in 2002. The increase in gross profit percentage is primarily due to higher sales and favorable product mix, which more than offset the negative impact of the weakening U.S. dollar versus the Canadian dollar.

The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2003	2002	Percent Change
Selling, general and administrative expenses	$100,503	$93,023	8.0%
Engineering expenses	32,929	33,592	(2.0)%
Amortization expense	4,309	5,322	(19.0)%

Total operating expenses	$137,741	$131,937	4.4%

Operating expenses. Operating expenses increased $5.8 million in 2003 as compared to 2002 due to the write-off of non-operating assets of $1.6 million, and higher medical and insurance premiums, partially offset by reduced amortization expense. Amortization expense decreased due to certain intangible assets having been fully amortized.

Income from operations. Income from operations totaled $51.7 million (or 7.2% of sales) in 2003 compared with $47.5 million (or 6.8% of sales) in 2002. Higher operating income resulted from increased sales and gross margins, but was partially offset by increased operating expenses in 2003.

Interest expense. Interest expense decreased 42.6% in 2003 as compared to 2002 primarily due to a substantial decrease in debt.

Other expense. The Company recorded foreign exchange losses from the translation of balance sheet accounts of $2.8 million and $1.2 million, respectively, in 2003 and 2002.

Income taxes. The effective income tax rate was 36.5% for 2003 and 32% for 2002. The change in the effective tax rate was due to a higher effective state tax rate and increased statutory rates in foreign jurisdictions. Also, increased income has reduced the significance of the favorable impact the Company’s utilization of foreign tax credits has on the effective tax rate.

Net income. Net income for 2003 increased $68.2 million, compared with 2002, which included a $61.7 million, net of tax, write off of goodwill. Income before the cumulative effect of an accounting change increased $6.5 million, compared with 2002. The increase was due to increased sales, improved margins, and lower interest expense.

2002 COMPARED TO 2001

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2002	2001	Percent Change
Net sales	$696,195	$783,698	(11.2)%
Income from operations	47,534	54,058	(12.1)%
Income before cumulative effect of accounting change	16,184	61,780	(73.8)%
Net (loss) income	(45,479)	61,780	(173.6)%

A number of events occurred over the comparative period that impacted our results of operations and financial condition including:

•	In 2002, we completed fair value assessments of goodwill and wrote down the carrying value of goodwill by $90 million ($83.2 million for the Freight Group and $6.8 million for the Transit Group) in accordance with the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” The total impact of the writedown, net of tax was $61.7 million.

•	In July 2002, we redeemed at par (face) $175 million of the 9.375% senior notes due in 2005 through the use of cash on hand and additional borrowings under the credit agreement. This redemption resulted in a non-cash loss of $1.9 million, relating to a write-off of deferred debt issuance costs, which was recorded as interest expense.

•	In November 2001, we sold certain assets to GE Transportation Systems for $238 million in cash. The assets sold primarily included locomotive aftermarket products and services for which we were not the OEM. The sale resulted in an after-tax gain of $48.7 million, which is reflected on the income statement as a gain, net of tax, on the sale of discontinued operations.

•	In the fourth quarter of 2001, we decided to exit certain businesses. The net amount of these businesses was written down to their estimated realizable value. This resulted in a pre-tax charge of $9.3 million and an after-tax charge of $7.2 million.

Merger and Restructuring Plan. In 2001, the Company completed a merger and restructuring plan with costs totaling $71 million pre-tax, with approximately $2 million of the charge expensed in 2001, $20 million in 2000 and $49 million in 1999. The plan involved the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company.

The following table shows the Company’s net sales by business segment:

	For the year ended December 31,
In thousands	2002	2001
Freight Group	$443,443	$490,261
Transit Group	252,752	293,437

Net sales	$696,195	$783,698

Net sales. Net sales for 2002 decreased $87.5 million or 11.2% to $696.2 million as compared to the prior period. Both the Freight Group and Transit Group had lower sales. The Freight Group’s decreased sales reflected lower sales of components for new freight cars and locomotives. In 2002, industry deliveries of new freight cars decreased to 17,717 units as compared to 34,247 in the same period in 2001. In 2002, industry deliveries of new locomotives decreased to 969 as compared to 1,085 in the same period in 2001. The Transit Group’s decreased sales were primarily due to the completion of a supply contract for New York City subway cars in the third quarter of 2002.

Gross profit. Gross profit decreased to $179.5 million (or 25.8% of sales) in 2002 compared to $209.9 million (or 26.8% of sales) in the same period of 2001. The decrease in gross profit and margin is largely attributed to the effect of a decrease in sales volumes, which had a negative impact of about $35 million.

The following table shows our operating expenses for the period:

	For the year ended December 31,
In thousands	2002	2001	Percent Change
Selling, general and administrative expenses	$93,023	$96,723	(3.8)%
Merger and restructuring charges	—	3,723	NA
Engineering expenses	33,592	33,156	1.3%
Asset writedowns	—	9,253	NA
Amortization expense	5,322	13,013	(59.1)%

Total operating expenses	$131,937	$155,868	(15.4)%

Operating expenses. Operating expenses improved by $23.9 million in 2002 as compared to 2001. Included in operating expenses for 2001 were goodwill amortization of $7 million, $9.3 million for asset writedowns, $3.7 million for merger and restructuring charges and $1.7 million for severance costs in 2001. The remaining decrease in operating expenses was due to a decrease in selling, general and administrative expenses.

Income from operations. Income from operations totaled $47.5 million in 2002 compared with $54.1 million in 2001. Operating income would have been $75.8 million in 2001 excluding the adjustments discussed in the prior paragraph. Lower operating income resulted from decreased sales volumes in 2002 (see Note 20 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report).

Interest expense. Interest expense decreased 46.1% in 2002 as compared to 2001, primarily due to a decrease in debt and interest rates.

Other expense. The Company recorded foreign exchange losses of $1.2 million and $1.7 million, respectively, in 2002 and 2001 due to exchange rate fluctuations. Also in 2002, the Company wrote down a facility held for sale, resulting in a $2 million charge.

Income taxes. The effective income tax rate for 2002 was 32% as compared to 24.2% in 2001. The rate includes the effect of research and development and foreign tax credits of $772,000 and $2 million respectively, for 2002 and 2001. Excluding these tax credits, the rate would have been 35% in both 2002 and 2001.

Net income. Net income decreased $107.3 million, or 173.6%, compared with the same period the prior year. However, adjusting for the 2001 gain on sale of certain businesses of $41.5 million, and the 2002 goodwill writedown of $61.7 million (net of tax), net income declined $4.1 million, principally the result of overall lower sales activity in 2002 compared to 2001.

Income taxes

In the next three years cash outlays for income taxes will be less then income tax expense due to the amortization of goodwill and intangible assets which will continue to be amortized for tax purposes. The Company’s current level of pre-tax income is sufficient to utilize the deferred tax assets. As of 2003 the Company has utilized all previous federal net operating losses, and a portion of the reported federal credits in the amount of $3.2 million will be realized through a carry back regardless of current income generated. The Company engages in diverse foreign activity whereby certain funds could be repatriated to the U.S. This would afford the Company the opportunity to utilize certain assets more quickly. Management believes tax planning opportunities exist in various foreign countries that will allow the Company to utilize foreign net operating loss carryforwards. Any tax assets that are uncertain regarding realization have a valuation allowance in the full amount of the asset. Management believes the remaining assets will be realized in the normal course of business.

Significant differences between pre-tax earnings for financial reporting purposes and taxable income for income tax purposes consist of the following:

	For the year ended December 31,
In thousands	2003	2002	2001
Accrued environmental expense	$(800)	$(360)	$(850)
Deferred compensation expense and other benefits	(4,800)	3,650	(2,025)
Plant, equipment, and intangibles	(17,300)	(16,600)	(3,100)
Inventory reserves	925	250	(3,525)
Pension liabilities	2,600	145	2,700
Warranty reserves	(5,900)	2,800	(3,900)
Other reserves	(8,000)	(5,700)	(10,300)
Non-recurring items	(3,900)	—	—
Extraordinary/discontinued	—	90,000	40,800

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under our credit facilities with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2003	2002	2001
Cash provided (used) by:
Operating activities	$55,904	$15,658	$119,097
Investing activities	(12,549)	(10,817)	227,413
Financing activities:
Debt paydown	(4,949)	(45,941)	(298,280)
Other	14,125	1,887	1,093
Earnings before interest, taxes, depreciation and amortization (EBITDA)	71,154	67,363	132,807

The following is a reconciliation of EBITDA to net income (loss):

	For the year ended December 31,
In thousands	2003	2002	2001
Net income (loss)	$22,703	$(45,479)	$61,780
Interest expense	10,377	18,072	33,501
Income tax expense	12,790	7,594	4,465
Cumulative effect of accounting change, net of tax	—	61,663	—
Depreciation	20,975	20,191	20,048
Amortization	4,309	5,322	13,013

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$71,154	$67,363	$132,807

EBITDA is defined as earnings before deducting interest expense, income taxes and depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, management believes that it is useful to an investor in evaluating Wabtec because it is widely used as a measure to evaluate a Company’s operating performance and ability to service debt. Financial covenants in our credit facility include ratios based on EBITDA. EBITDA does not purport to represent cash generated by operating activities and should not be considered in isolation or as substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties.

Operating activities. Operating cash flow in 2003 was $55.9 million as compared to $15.7 million in 2002. Working capital remained relatively unchanged, as receivables and inventory increased $13.2 million, and accounts payable increased $14.1 million.

Operating cash flow in 2002 was $15.7 million as compared to $119.1 million in the same period a year ago. Working capital decreased $6 million in 2002, as inventory decreased by $16 million while payables and accruals decreased by $10 million. Cash from operating activities in 2001 was positively impacted by the sale of certain businesses and its corresponding reduction in working capital.

During 2002 and 2001, cash outlays for merger and restructuring activities were approximately $2.5 million and $6.8 million, respectively, and are reported as a reduction to cash provided by operating activities. Also, in 2002, $30 million was paid in taxes related to the gain on the sale of locomotive aftermarket assets in 2001. The operating cash flow in 2002 excluding the $30 million tax payment from 2001 was approximately $46 million.

Investing activities. In 2003 and 2002, cash used in investing activities was $12.5 and $10.8 million, respectively, consisting almost entirely of capital expenditures, net of disposals. In 2001 cash provided by investing activities was $227.4 million. Adjusting 2001 for the gross proceeds from the sale of certain businesses for $238 million, cash used by investing activities would have been approximately $10.6 million. In 2002 and 2001 we used $1.7 million and $3.7 million for certain business acquisitions. See Note 5 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report, for further information.

Capital expenditures for continuing operations were $17.5 million, $14.1 million and $20.7 million in 2003, 2002 and 2001, respectively. The majority of capital expenditures for these periods relates to upgrades to and replacement of existing equipment.

Financing activities. In 2003, cash provided by financing activities was $9.2 million compared to cash used by financing activities of $44.1 million in 2002.

In 2003, we issued $150 million of Senior Notes due in August 2013 (“the Notes”). The Notes were issued at par and interest accrues at 6.875% and is payable semi-annually on January 31 and July 31 of each year, commencing on January 31, 2004. The proceeds were used to repay debt outstanding under the Company’s then existing bank credit agreement, and for general corporate purposes.

The Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all our existing and future subordinated indebtedness of the Company. The indenture under which the Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens.

In November 2003, we issued common stock in connection with the registration and sale of stock by certain selling shareholders. We issued 726,900 shares of common stock realizing total proceeds of about $10 million. See “Prospectus Summary — Recent development.”

Cash used for financing activities was $44.1 million in 2002 versus $297.2 million in 2001. During 2002, we reduced long-term debt by $45.9 million. During 2001, we reduced long-term debt by $298.3 million. We repaid $175 million of senior notes in the third quarter of 2002 to take advantage of lower interest rates on our revolving credit agreement. Historically, we have financed the purchase of significant businesses utilizing cash flow generated from operations and amounts available under its credit facilities.

The following table shows our outstanding indebtedness at December 31, 2003 and 2002. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

	December 31,
In thousands	2003	2002
Revolving credit agreement due 2004	$40,000	$189,700
6.875% Senior notes	150,000	—
5.5% Industrial revenue bond due 2008	—	4,909
Other	225	542

Total	190,225	195,151
Less–current portion	—	833

Long–term portion	$190,225	$194,318

Cash balance at December 31, 2003 and 2002 was $70.3 million and $19.2 million, respectively. The financial statements have been prepared based on the terms of the Refinanced Credit Agreement.

Credit agreements. In November 1999, we refinanced the then existing unsecured MotivePower credit agreement (the “Credit Agreement”) with a consortium of commercial banks. This unsecured Credit Agreement provided a $275 million five-year revolving credit facility expiring in November 2004 and a 364-day $275 million convertible revolving credit facility maturing in November 2004. In November 2001, we and the banks negotiated a reduction in the 364-day facility to $100 million, as a result of the $208 million, net of tax, cash proceeds from the sale of locomotive businesses to GE. In November 2002, we negotiated a further reduction in the 364-day facility from $100 million to $95 million. In July 2003, we and the banks negotiated a reduction in both facilities to a total of $225 million as a result of the issuance of the Senior Notes. The $225 million facility provided a reduced five-year facility of $167.2 million and a reduced 364-day facility of $57.8 million. In November 2003 we allowed the $57.8 million 364-day facility to expire. At December 31, 2003, we had available bank borrowing capacity, net of $19.6 million of letters of credit, of approximately $107.7 million.

Under the Credit Agreement, we may elect a base rate, an interest rate based on the London Interbank Offered Rates of Interest (“LIBOR”), a cost of funds rate and a bid rate. The base rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 87.5 to 200 basis points depending on our consolidated total indebtedness to cash flow ratios. The current margin is 137.5 basis points. The cost of funds rate is a fluctuating interest rate based on LaSalle Bank National Association’s then cost of funds. Under the bid rate option, any participating bank may propose the interest rate at which it will lend funds, which rate may either be a fixed rate or a floating rate based on LIBOR.

The Credit Agreement limits our ability to declare or pay cash dividends and prohibits us from declaring or making other distributions, subject to certain exceptions. The credit agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations and sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; capital expenditures; and imposes a minimum interest expense coverage ratio and a maximum debt to cash flow ratio.

The Credit Agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and “change of control” of the Company.

Credit Agreement borrowings bear variable interest rates indexed to the indices described above. The maximum credit agreement borrowings, average credit agreement borrowings and weighted-average contractual interest rate on credit agreement borrowings were $209 million, $129.3 million and 2.68%, respectively for 2003. To reduce the impact of interest rate changes on a portion of this variable-rate debt, we entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31, 2003, the notional value of interest rate swaps outstanding totaled $40 million and effectively changed our interest rate from a variable rate to a fixed rate of 3.98%. The interest rate swap agreements mature in February 2006. We are exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and we do not anticipate nonperformance.

In January 2004, we refinanced the Credit Agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” currently provides a $175 million five-year revolving credit facility expiring in January 2009. Under the Refinancing Credit Agreement, we may elect a base rate or an interest rate based on the London Interbank Offered Rates of Interest (“LIBOR”). The base rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 100 to 200 basis points depending on our consolidated total indebtedness to cash flow ratios. The current margin is 175 basis points.

The Refinancing Credit Agreement limits our ability to declare or pay cash dividends and prohibits us from declaring or making other distributions, subject to certain exceptions. The Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations and sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; capital expenditures; and imposes a minimum interest expense coverage ratio and a maximum debt to cash flow ratio.

The Refinancing Credit Agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and “change of control” of the Company. Financial covenants include Minimum Interest Coverage Ratio, Maximum Total Debt to EBITDA Ratio, Minimum Net Worth Measurement, and Capital Expenditures Limitations. The Company is in compliance with these measurements and covenants and expects that these measurements will not be any type of limiting factor in executing our operating activities. See Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

We believe, based on current levels of operations and forecasted earnings, cash flow and liquidity will be sufficient to fund our working capital and capital equipment needs as well as meeting the debt service requirements. If our sources of funds were to fail to satisfy our cash requirements, we may need to refinance our existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place.

Extinguishment of other debt. In June 1995, the Company issued $100 million of 9.375% Senior Notes due in 2005 (the “1995 Notes”). In January 1999, the Company issued an additional $75 million of 9.375% Senior Notes due in 2005 (the “1999 Notes”). The 1995 Notes and the 1999 Notes were redeemed at par (face) on July 8, 2002 through the use of cash on hand and additional borrowings under the credit agreement. This redemption resulted in a non-cash loss of $1.9 million relating to a write-off of deferred debt issuance costs.

In July 1998, a subsidiary of the Company entered into a 10 year $7.5 million debt obligation for the purchase of a building used in the Company’s operations. The debt was repaid in September 2003.

Effects of Inflation

General price inflation has not had a material impact on the Company’s results of operations. Some of our labor contracts contain negotiated salary and benefit increases and others contain cost of living adjustment clauses, which would cause our labor cost to automatically increase if inflation were to become significant.

Contractual Obligations and Off-Balance Sheet Arrangements

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. We have grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2003:

In thousands	Total	2004	2005 to 2006	2007 to 2008	Thereafter
Operating activities:
Unconditional purchase obligations (1)	$—	$—	$—	$—	$—
Long-term purchase obligations (1)	—	—	—	—	—
Operating leases (2)	43,500	7,056	12,763	10,786	12,896
Estimated pension funding (3)	—	6,400	11,800	11,800	—
Postretirement benefit payments (4)	—	2,928	7,930	11,803	—
Financing activities:
Long-term debt (5)	190,225	—	225	—	190,000
Dividends to shareholders (6)	—	—	—	—	—
Investing activities:
Capital projects (7)	20,000	20,000	—	—	—
Other:
Standby letters of credit (8)	19,563	19,563	—	—	—
Guarantees (9)	3,000	—	—	—	—

Total		$55,947	$32,718	$34,389

(1)	Unconditional purchase obligations for the purposes of this disclosure have been defined as a contractual obligation to purchase utilities, electricity, natural gas that is in excess of $100,000 annually, and $200,000 in total. Long-term purchase obligations for the purposes of this disclosure have been defined as a contractual obligation to purchase raw materials or supplies that are non-cancelable, and are in excess of $100,000 annually, and $200,000 in total.

(2)	Future minimum payments for operating leases are disclosed by year in Note 15 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(3)	Annual payments and funding are expected to continue into the foreseeable future at the amounts or ranges noted. Pension funding payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(4)	Annual payments and funding are expected to continue into the foreseeable future at the amounts or ranges noted. To estimate the funding requirements, historical benefit payments were utilized assuming 22 percent rate of inflation. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(5)	Scheduled principal repayments of outstanding loan balances (as refinanced subsequent to December 31, 2003) are disclosed by year in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(6)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of $1.8 million.

(7)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2004 budget amount of $20 million was approved at the February 2004 Board of Directors meeting.

(8)	The Company has $19.6 million in outstanding letters of credit for performance and bid bond purposes, all of which expire in 2004.

(9)	Guarantee for debt of former operating unit sold in 2001.

Obligations for operating activities. We have not entered into any material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $5.7 million and $5.6 million in 2003 and 2002, respectively. Benefits paid for post retirement plans were $2.1 million and $1.9 million in 2003 and 2002, respectively. We expect these minimum levels of funding to continue in future periods.

Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments and dividend payments to shareholders. We have historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of $1.8 million annually.

In 2001, we sold a subsidiary to that unit’s management team. As part of the sale, we guaranteed approximately $3 million of bank debt of the buyer, which was used for the purchase financing. In the event that the purchaser cannot repay or refinance the debt without a guarantee by us, the subsidiary would be returned to us. This debt is due in 2004. We have no reason to believe that this debt will not be repaid or refinanced.

Obligations for investing activities. Historically, we typically spend approximately $15-20 million a year for capital expenditures, primarily related to facility expansion efficiency and modernization, health and safety, and environmental control.

We expect annual capital expenditures in the future will be within this range. In 2004, we have two properties currently under contract for sale and expect to generate approximately $5 million in sale proceeds once these transactions close.

Forward Looking Statements

We believe that all statements other than statements of historical facts included in this report, including certain statements under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations are correct.

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;

•	demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	recovery in our industry, and in particular, orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment; or

•	fluctuations in interest rates and foreign currency exchange rates;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	successful introduction of new products;

•	labor relations;

•	completion and integration of acquisitions; or

•	the development and use of new technology;

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations; or

•	the outcome of our existing or any future legal proceedings, including litigation involving our principal customers and any litigation with respect to environmental, asbestos-related matters and pension liabilities; and

Transaction or commercial factors

•	the outcome of negotiations with partners, governments, suppliers, customers or others.

Statements in this 10-K apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, environmental matters, warranty reserves, the testing of goodwill and other intangibles for impairment, proceeds on assets to be sold, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. A discussion of the judgments and uncertainties associated with accounting for derivatives and environmental matters can be found in Note 2 in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

A summary of the Company’s significant accounting policies is included in Note 2 in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

In 2002, we adopted the new standard of accounting for goodwill and intangible assets with indefinite lives. The cumulative effect adjustment recognized on January 1, 2002, upon adoption of the new standard, was a charge of $61.7 million (after tax). Also in 2002, amortization ceased for goodwill and intangible assets with indefinite lives. Total amortization expense for intangible assets recognized was $3.4 million in 2003 and $4 million in 2002. Additionally, goodwill and indefinite-lived intangibles are required to be tested for impairment at least annually. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill). We use a combination of a guideline public company market approach and a discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecasted operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its business are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

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

Interest Rate Risk

In the ordinary course of business, we are exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. After considering the effects of interest rate swaps, further described below, our variable rate debt represents 0% of total long-term debt at December 31, 2003 and 66% in 2002. Management has entered into pay-fixed, receive-variable interest rate swap contracts that mitigates the impact of variable-rate debt interest rate increases. At December 31, 2003, an instantaneous 100 basis point increase in interest rates would not reduce our annual earnings. We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, and as amended by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” effective January 1, 2001. In the application, we have concluded that our swap contracts qualify for “special cash flow hedge accounting” which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income on the balance sheet (see Note 21 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report). This fluctuation is not expected to have a material effect on our financial condition, results of operations and liquidity.

Foreign Currency Exchange Risk

We occasionally enter into several types of financial instruments for the purpose of managing our exposure to foreign currency exchange rate fluctuations in countries in which we have significant operations. As of December 31, 2003, we had several such instruments outstanding to hedge currency rate fluctuation in 2004.

We entered into foreign currency options and forward contracts to reduce the impact of changes in currency exchange rates. A currency option gives us the right but not the obligation to exchange currency at a pre-determined exchange rate either on a specific date or within a specific period of time. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of December 31, 2003, we had outstanding option agreements with a notional value of $10.5 million CAD resulting in the recording of a current asset of $270,000 and an increase in comprehensive income of $171,000, net of tax and has forward contracts with a notional value of $13.5 million CAD, resulting in the recording of a current asset of $100,000 and an increase in comprehensive income of $64,000, net of tax.

Subsequent to December 31, 2003, The Company entered into additional forward contracts to hedge its exposure to Canadian currency risk. Including the forwards outstanding at the end of 2003, the forward contracts currently have a total notional value of $83 million CAD (or $62 million USD), with an average exchange rate of $0.747 USD per $1 CAD.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2003, approximately 69% of Wabtec’s net sales are in the United States, 9% in Canada, 1% in Mexico, and 21% in other international locations, primarily Europe. (See Note 20 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report).

Our market risk exposure is not substantially different from our exposure at December 31, 2002.

Recent Accounting Pronouncements

See note 2 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in a Current Report on Form 8-K dated May 30, 2002, we dismissed Arthur Andersen LLP as our independent public accountants on May 30, 2002 and, after a review of several possible candidates, appointed Ernst & Young LLP to serve as our independent public accountants for the fiscal years ended December 31, 2003 and 2002 in accordance with the recommendation of our Board of Directors and its Audit Committee. We dismissed Arthur Andersen LLP as our auditor because we believed that the firm could no longer provide the necessary services on a global basis. There were no disagreements with Arthur Andersen reported.

Item 9A.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2004. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003. Information relating to the executive officers of the Company is set forth in Part I.

Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

			Page
(a)	(1)	Financial Statements
		Report of Independent Auditors (Ernst & Young LLP)	31
		Report of Independent Auditors (Arthur Andersen LLP)	32
		Consolidated Balance Sheets as of December 31, 2003 and 2002	33
		Consolidated Statements of Operations for the three years ended December 31, 2003, 2002 and 2001	34
		Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2002 and 2001	35
		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2003, 2002 and 2001	36
		Notes to Consolidated Financial Statements	37

	(2)	Financial Statement Schedules
		Schedule II - Valuation and Qualifying Accounts	60

(b)		Reports on Form 8-K

During the fourth quarter of 2003, the Company filed or furnished the following Current Reports on Form 8-K pertaining to the following items:

(1) A report dated October 15, 2003, which included under Items 5 and 7, the press release dated October 15, 2003 announcing the signing of a contract to supply brakes, couplers and current collectors for New York City subway cars, and under Items 7 and 12, the press release, dated October 15, 2003 announcing the financial results of the Company for the quarter ended September 30, 2003.

(2) A report dated October 20, 2003, which included under Items 5 and 7, certain reclassifications to the Company’s Form 10-K for the year ended December 31, 2002.

		Filing Method
(c)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	8

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

3.3	Amended and Restated By-Laws of the Company, effective November 19, 1999	8

4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	15

4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	15

4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	15

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	15

10.1	MotivePower Stock Option Agreement (originally included as Annex B to the Joint Proxy Statement/Prospectus)	8

10.2	Westinghouse Air Brake Stock Option Agreement (originally included as Annex C to the Joint Proxy Statement/Prospectus)	8

10.3	Voting Agreement dated as of September 26, 1999 among William E. Kassling, Robert J. Brooks, Harvard Private Capital Holdings, Inc. Vestar Equity Partners, L.P. and MotivePower Industries, Inc. (originally included as Annex D to the Joint Proxy Statement/Prospectus)	8

10.9	Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York (Schedules and Exhibits omitted)	9

10.10	Amended and Restated Stockholders Agreement dated as of March 5, 1997 among the RAC Voting Trust (“Voting Trust”), Vestar Equity Partners, L.P. (“Vestar Equity”), Harvard Private Capital Holdings, Inc. (“Harvard”), American Industrial Partners Capital Fund II, L.P. (“AIP”) and the Company	5

10.12	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

10.13	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc., dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.14	Letter Agreement (undated) between the Company and American Standard Inc. on environmental costs and sharing	2

10.15	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.16	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.17	License Agreement dated as of December 31, 1993 between SAB WABCO Holdings B.V. and the Company	2

10.18	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.19	Westinghouse Air Brake Company 1995 Stock Incentive Plan, as amended	7

10.20	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	9

10.22	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.23	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.27	Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of March 5, 1997 among the Voting Trust, Vestar, Harvard, AIP and the Company	5

10.28	Common Stock Registration Rights Agreement dated as of March 5, 1997 among the Company, Harvard, AIP and the Voting Trust	5

10.29	1998 Employee Stock Purchase Plan	7

10.32	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan	10

10.33	Amendment No. 1, dated as of November 16, 2000, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	11

10.34	Amendment No. 2, dated as of March 30, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.35	Amendment No. 3, dated as of July 18, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, The Chase Manhattan Bank as administrative agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.36	Amendment No. 4, dated as of September 17, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, LaSalle Bank National Association, The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.37	Amendment No. 5, dated as of November 14, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.38	Amendment No. 6, dated as of November 13, 2002, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, JP Morgan Chase Bank as administrative agent, and The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, LaSalle Bank National Association, as an issuing bank, ABN AMRO Bank N.V., as an issuing bank, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999	14

10.39	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	12

10.40	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association dated January 12, 2004	1

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

23.2	Information Regarding Consent of Arthur Andersen LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

99.1	Annual Report on Form 11-K for the year ended December 31, 2003 of the Westinghouse Air Brake Technologies Corporation Savings Plan	1

99.2	Annual Report on Form 11-K for the year ended December 31, 2003 of the Westinghouse Air Brake Technologies Corporation Savings Plan for Hourly Employees	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).
3	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 3, 1996.
4	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-39159).
5	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.
6	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 5, 1998.
7	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.
8	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).
9	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.
10	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.
12	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.
13	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001.
14	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.
15	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheet of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed in the index in Item 15(a) of this Registration Statement. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 18, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully discussed in Note 8 to the consolidated financial statements, effective January 1, 2002, Westinghouse Air Brake Technologies Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

As discussed above, the consolidated financial statements of Westinghouse Air Brake Technologies Corporation as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 8, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 8 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

February 17, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania

February 18, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report Form 10-K. See Exhibit 23.2 for further discussion.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and par value	2003	2002
Assets
Current Assets
Cash	$70,328	$19,210
Accounts receivable	129,074	108,019
Inventories	91,809	88,470
Deferred income taxes	23,457	23,613
Other	7,424	5,911

Total current assets	322,092	245,223
Property, plant and equipment	332,619	308,495
Accumulated depreciation	(178,780)	(159,903)

Property, plant and equipment, net	153,839	148,592
Other Assets
Assets held for sale	1,974	10,105
Goodwill	109,450	109,450
Other intangibles, net	37,776	41,524
Deferred income taxes	20,315	26,112
Other noncurrent assets	10,859	7,859

Total other assets	180,374	195,050

Total Assets	$656,305	$588,865

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$—	$833
Accounts payable	79,747	62,104
Accrued income taxes	126	3,928
Customer deposits	16,818	10,827
Accrued compensation	18,131	19,814
Accrued warranty	13,307	17,407
Other accrued liabilities	24,651	20,350

Total current liabilities	152,780	135,263
Long-term debt	190,225	194,318
Reserve for postretirement and pension benefits	39,055	38,266
Deferred income taxes	11,631	8,771
Commitments and contingencies	5,536	7,568
Notes payable	3,198	—
Other long-term liabilities	5,587	5,417

Total liabilities	408,012	389,603
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 and 65,447,867 shares issued and 44,631,733 and 43,440,840 outstanding at December 31, 2003 and 2002, respectively	662	654
Additional paid-in capital	282,872	272,782
Treasury stock, at cost, 21,543,034 and 22,007,027 shares, at December 31, 2003 and 2002, respectively	(267,586)	(273,634)
Retained earnings	252,234	231,282
Deferred compensation	—	270
Accumulated other comprehensive loss	(19,889)	(32,092)

Total shareholders’ equity	248,293	199,262

Total Liabilities and Shareholders’ Equity	$656,305	$588,865

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
In thousands, except per share data	2003	2002	2001
Net sales	$717,924	$696,195	$783,698
Cost of sales	(528,474)	(516,724)	(573,772)

Gross profit	189,450	179,471	209,926
Selling, general and administrative expenses	(100,503)	(93,023)	(96,723)
Merger and restructuring charges	—	—	(3,723)
Engineering expenses	(32,929)	(33,592)	(33,156)
Asset write-downs	—	—	(9,253)
Amortization expense	(4,309)	(5,322)	(13,013)

Total operating expenses	(137,741)	(131,937)	(155,868)
Income from operations	51,709	47,534	54,058
Other income and expenses
Interest expense	(10,377)	(18,072)	(33,501)
Other expense, net	(6,290)	(5,558)	(2,130)

Income from continuing operations before income taxes and cumulative effect of accounting change	35,042	23,904	18,427
Income tax expense	(12,790)	(7,594)	(4,465)

Income from continuing operations before cumulative effect of accounting change	22,252	16,310	13,962
Discontinued operations
Income from discontinued operations (net of tax)	451	403	6,360
(Loss) gain on sale of discontinued operations (net of tax)	—	(529)	41,458

Total discontinued operations	451	(126)	47,818
Income before cumulative effect of accounting change	22,703	16,184	61,780
Cumulative effect of accounting change for goodwill, net of tax	—	(61,663)	—

Net income (loss)	$22,703	$(45,479)	$61,780

Earnings Per Common Share
Basic
Income from continuing operations before cumulative effect of accounting change	$0.51	$0.37	$0.33
Income from discontinued operations	0.01	—	1.11
Cumulative effect of accounting change	—	(1.42)	—

Net income (loss)	$0.52	$(1.05)	$1.44

Diluted
Income from continuing operations before cumulative effect of accounting change	$0.51	$0.37	$0.32
Income from discontinued operations	0.01	—	1.11
Cumulative effect of accounting change	—	(1.41)	—

Net income (loss)	$0.52	$(1.04)	$1.43

Weighted average shares outstanding
Basic	43,538	43,291	42,949
Diluted	43,974	43,617	43,198

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2003	2002	2001
Operating Activities
Net income (loss)	$22,703	$(45,479)	$61,780
Adjustments to reconcile net income to cash provided by operations:
Cumulative effect of accounting change for goodwill, net of tax	—	61,663	—
Depreciation and amortization	25,284	25,513	33,061
Results of discontinued operations, net of tax	(451)	126	(47,818)
Loss on sale of product line	—	—	521
Write-down of assets	—	—	9,253
Deferred income taxes	8,824	702	(6,278)
Other, primarily non-cash portion of merger and restructuring charges	—	—	160
Discontinued operations	107	58	(1,213)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(12,410)	(548)	49,772
Inventories	(796)	17,812	12,670
Accounts payable	14,138	(12,814)	(4,330)
Accrued income taxes	286	(30,262)	5,021
Accrued liabilities and customer deposits	2,836	1,964	(20,856)
Commitments and contingencies	(2,032)	(3,033)	(2,251)
Other assets and liabilities	(2,585)	(44)	29,605

Net cash provided by operating activities	55,904	15,658	119,097
Investing Activities
Purchase of property, plant and equipment	(17,470)	(14,137)	(20,674)
Proceeds from disposal of property, plant and equipment	5,048	3,673	5,873
Acquisitions of businesses, net of cash acquired	—	(1,654)	(3,730)
Cash received from disposition of discontinued operations	—	1,400	240,900
Cash received from disposition of product line	—	—	4,120
Discontinued operations	(127)	(99)	924

Net cash (used for) provided by investing activities	(12,549)	(10,817)	227,413
Financing Activities
(Repayments) borrowings of credit agreements	(149,700)	129,700	(298,000)
Borrowings (repayments) of senior notes	150,000	(175,000)	—
Repayments of other borrowings	(5,249)	(641)	(280)
Stock issuance	9,977	—	—
Purchase of treasury stock	—	—	(585)
Proceeds from treasury stock from stock based benefit plans	5,899	3,695	3,359
Cash dividends	(1,751)	(1,808)	(1,681)

Net cash provided by (used for) financing activities	9,176	(44,054)	(297,187)
Effect of changes in currency exchange rates	(1,413)	4,474	(1,445)

Increase (decrease) in cash	51,118	(34,739)	47,878
Cash, beginning of year	19,210	53,949	6,071

Cash, end of year	$70,328	$19,210	$53,949

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss
Balance, December 31, 2000		$654	$273,494	$(281,665)	$218,470	$900	$(15,482)
Cash dividends					(1,681)
Purchase of treasury stock				(585)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			(820)	4,398		1
Compensatory stock options granted through a Rabbi Trust				363		(363)
Net income	$61,780				61,780
Translation adjustment	(5,170)						(5,170)
Cumulative effect of change in accounting for derivative financial instruments, net of $(665) tax	(1,234)						(1,234)
Unrealized losses on derivatives designated and qualified as cash flow hedges, net of $(705) tax	(1,310)						(1,310)
Additional minimum pension liability, net of $(4,144) tax	(6,479)						(6,479)

	$47,587

Balance, December 31, 2001		$654	$272,674	$(277,489)	$278,569	$538	$(29,675)
Cash dividends					(1,808)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			108	3,587
Compensatory stock options granted through a Rabbi Trust				268		(268)
Net loss	$(45,479)				(45,479)
Translation adjustment	3,165						3,165
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of $755 tax	1,538						1,538
Additional minimum pension liability, net of $(4,551) tax	(7,120)						(7,120)

	$(47,896)

Balance, December 31, 2002		$654	$272,782	$(273,634)	$231,282	$270	$(32,092)
Cash dividends					(1,751)
Stock issuance		8	9,969
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			121	5,778
Compensatory stock options granted through a Rabbi Trust				270		(270)
Net income	$22,703				22,703
Translation adjustment	13,962						13,962
Unrealized gains on other derivatives, net of $135 tax	235						235
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of $496 tax	799						799
Additional minimum pension liability, net of $(728) tax	(2,793)						(2,793)

	$34,906

Balance, December 31, 2003		$662	$282,872	$(267,586)	$252,234	$—	$(19,889)

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL

STATEMENTS

1.	BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in certain markets throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles.

Wabtec is a global company with operations in nine countries. In 2003, about 79 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 62 countries around the world.

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

Cash Equivalents Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $4.5 million and $4.6 million as of December 31, 2003 and 2002, respectively.

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

Leasing Arrangements The Company conducts a portion of its operations from leased facilities and finances certain equipment purchases through lease agreements. In those cases in which the lease term approximates the useful life of the leased asset or the lease meets certain other prerequisites, the leasing arrangement is classified as a capital lease. The remaining arrangements are treated as operating leases.

Intangible Assets The Company adopted SFAS No. 142 effective January 1, 2002, and, as a result, goodwill and other intangible assets with indefinite lives are no longer amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Goodwill effective January 1, 2002 is reviewed annually for impairment while amortizable intangibles are reviewed for impairment when indicators of impairment are present.

Warranty Costs Warranty costs are accrued based on management’s estimates of repair or upgrade costs per unit and historical experience. In recent years, the Company has introduced a number of new products. The Company does not have the same level of historical warranty experience for these new products as it does for its continuing products. Therefore, warranty reserves have been established for these new products based upon management’s estimates. Actual future results may vary from such estimates. Warranty expense was $10.5 million, $17.6 million and $14.1 million for 2003, 2002 and 2001, respectively. Warranty reserves were $13.3 million and $17.4 million at December 31, 2003 and 2002, respectively.

Deferred Compensation Agreements In May 1998, a consensus on Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), was issued. The adoption of EITF 97-14 required the Company to record as treasury stock the historical value of the Company’s stock maintained in its deferred compensation plans.

Income Taxes Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for income taxes includes federal, state and foreign income taxes.

Stock-Based Compensation Effective January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternate methods of transition to SFAS No. 123’s fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for compensation cost associated with employee stock option plans, as well as the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 and has not changed its method for measuring the compensation cost of stock options.

The Company continues to use the intrinsic value based method and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the stock at the time of grant. As a result, the adoption of SFAS No. 148 had no impact on our results of operations or financial position.

Had compensation expense for these plans been determined based on the fair value at the grant dates for awards, the Company’s net income and earnings per share would be as set forth in the following table. For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options’ vesting period.

	For the year ended December 31,
In thousands, except per share	2003	2002	2001
Net income (loss)
As reported	$22,703	$(45,479)	$61,780
Stock based compensation under FAS123	1,940	1,635	3,089

Pro forma	20,763	(47,114)	58,691
Basic earnings (loss) per share
As reported	$0.52	$(1.05)	$1.44
Pro forma	0.48	(1.09)	1.37
Diluted earnings (loss) per share
As reported	$0.52	$(1.04)	$1.43
Pro forma	0.47	(1.07)	1.36

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2003	2002	2001
Dividend yield	.3%	.3%	.3%
Risk-free interest rate	5.2%	5.6%	5.9%
Stock price volatility	46.1	46.7	47.3
Expected life (years)	5.0	5.0	5.0

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

Financial Derivatives and Hedging Activities The Company periodically enters into interest rate swap agreements to reduce the impact of interest rate changes on its variable rate borrowings. Interest rate swaps are agreements with a counterparty to exchange periodic interest payments (such as pay fixed, receive variable) calculated on a notional principal amount. The interest rate differential to be paid or received is recognized as interest expense.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, and as amended by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” effective January 1, 2001, resulting in the recording of current assets of $266,000, long term assets of $399,000, current liabilities of $760,000, long term liabilities of $1.1 million, and a decrease in other comprehensive loss of $1.2 million. In the application, the Company has concluded its interest rate swap contracts qualify for “special cash flow hedge accounting” which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet. At December 31, 2003, and as a result of entering into these interest rate swaps, the Company is expected to incur $600,000 in additional interest expense in 2004.

The Company also entered into foreign currency options and forward contracts to reduce the impact of changes in currency exchange rates. A currency option gives the Company the right but not the obligation to exchange currency at a pre-determined exchange rate either on a specific date or within a specific period of time. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars and the purchase of Canadian Dollars (CAD). As of December 31, 2003, the Company has outstanding option agreements with a notional value of $10.5 million CAD resulting in the recording of a current asset of $270,000, and an increase in comprehensive income of $171,000, net of tax and has forward contracts with a notional value of $13.5 million CAD, resulting in the recording of a current asset of $100,000, and an increase in comprehensive income of $64,000, net of tax. At December 31, 2003, and as a result of entering into these foreign currency forward and option contracts, the Company is not expected to incur any additional currency exchange loss or gain in 2004.

Subsequent to December 31, 2003, The Company entered into additional forward contracts to hedge its exposure to Canadian currency risk. Including the forwards outstanding at the end of 2003, the forward contracts currently have a total notional value of $83 million CAD (or $62 million U.S.), with an average exchange rate of $0.747 USD per $1 CAD.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange loss was $2.8 million, $1.2 million and $1.7 million for 2003, 2002 and 2001, respectively.

Other Comprehensive Income (Loss) Comprehensive income (loss) is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated and qualified as cash flow hedges, foreign currency hedges and pension related adjustments.

Revenue Recognition Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.” Wabtec recognizes revenue upon the passage of title, ownership and risk of loss to the customer.

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. Contract revenues and cost estimates are reviewed and revised quarterly, at a minimum, and adjustments are reflected in the accounting period as known. Provisions are made for estimated losses on uncompleted contracts as known, if necessary. Certain pre-production costs relating to long term production and supply contracts have been deferred and will be amortized over the life of the contract. Deferred pre-production costs were $3.4 million and $700,000 at December 31, 2003 and 2002, respectively.

Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2003. One customer, in the transit group, accounted for 11% of the Company’s consolidated net sales in 2002 and 2001.

Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.

Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2003, 2002 and 2001, the Company incurred costs of approximately $32.9 million, $33.6 million and $33.2 million, respectively.

Employees As of December 31, 2003, approximately 36% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective through 2004, 2005 and 2006.

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

Reclassifications Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation.

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

Recent Accounting Pronouncements. In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. SFAS No. 149 has no impact on the Company’s financial statements or results of operations.

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

Effective December 31, 2003, Wabtec adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits – an Amendment of FASB Statements No. 87, 88 and 106” for its U.S. pension plans. This standard requires additional disclosures about an employer’s pension plans and postretirement benefits such as: the type of plan assets, investment strategy, measurement date, plan obligations, cash flows, and components of net periodic benefit costs recognized during interim periods. See Note 10 to the Consolidated Financial Statements for the required additional disclosures.

During 2003, the Company adopted FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 requires increased disclosure of guarantees, including those for which likelihood payment is remote, and product warranty information (see Note 16). FIN 45 also requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance. The adoption of FIN 45 has no impact on the Company’s financial statements or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” A variable interest entity (“VIE”) is one where the contractual or ownership interests in an entity change with changes in the entity’s net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. The Company does not believe that this statement will have a material impact on the Company’s financial statements or results of operations.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In January 2004, the FASB issued Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (FSP FAS 106-1). This position permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. As permitted by FSP FAS 106-1, the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. In accordance with FSP FAS 106-1, appropriate disclosures related to the deferral election have been made in Note 10 to the consolidated financial statements.

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

In the fourth quarter of 2001, the Company decided to exit other businesses and put these businesses up for sale. The net assets of those businesses were written down to their estimated realizable value based on a multiple of earnings and was classified as Assets Held for Sale on the balance sheet. The Company reported a $7.2 million after tax loss on the write-down of these entities.

As of December 31, 2003, one of the businesses has not sold. The Company actively solicited but did not receive any reasonable offers to purchase the asset and, in response, had reduced the price. The asset is no longer being actively marketed and as a result, the Company reclassed the business to continuing operations in the fourth quarter of 2003. Such reclassification had no material impact on the financial statements.

In accordance with SFAS 144, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

	For the year ended December 31,
In thousands	2003	2002	2001
Net sales	$6,593	$11,158	$156,803
Income before income taxes	710	593	9,785
Income tax expense	259	190	3,425
Income from discontinued operations	$451	$403	$6,360

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the year ended December 31,
In thousands	2003	2002	2001
Interest paid during the year	$6,478	$18,111	$37,181
Income taxes paid during the year	8,185	34,452	8,318
Business acquisitions:
Fair value of assets acquired	$—	$1,654	$5,275
Liabilities assumed	—	—	(842)

Cash paid	—	1,654	4,433
Less cash acquired	—	—	703

Net cash paid	$—	$1,654	$3,730

Noncash investing and financing activities:
Notes payable	$3,198	—	—
Deferred compensation	$270	$268	$363
Treasury stock	(270)	(268)	(363)

5.	MERGERS AND ACQUISITIONS

The Company did not make any acquisitions in 2003. During 2002 and 2001 the Company completed the following acquisitions:

i)	In February 2002, the Company purchased the minority interest of a business in India that the Company did not already own for $1.7 million.

ii)	In October 2001, the Company purchased certain assets of Milufab, a supplier of door panels for subway trains for $3.7 million.

These acquisitions were accounted for under the purchase method. Accordingly, the results of operations of the applicable acquisition are included in the Company’s financial statements prospectively from the acquisition date. The excess of the purchase price over the fair value of identifiable net assets was approximately $2.9 million and was allocated to goodwill. Effective January 1, 2002, goodwill was no longer amortized upon adoption of SFAS No. 142.

6.	INVENTORY

The components of inventory, net of reserves, were:

	December 31,
In thousands	2003	2002
Raw materials	$28,711	$56,016
Work-in-process	45,559	27,856
Finished goods	17,539	4,598

Total inventory	$91,809	$88,470

7.	PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

	December 31,
In thousands	2003	2002
Machinery and equipment	$249,604	$229,813
Buildings and improvements	76,290	72,848
Land and improvements	6,435	5,572
Locomotive leased fleet	290	262

PP&E	332,619	308,495
Less: accumulated depreciation	(178,780)	(159,903)

Total	$153,839	$148,592

The estimated useful lives of property, plant and equipment are as follows:

	Years
Land improvements	10	to	20
Buildings and improvements	20	to	40
Machinery and equipment	3	to	15
Locomotive leased fleet	4	to	15

Depreciation expense was $21 million, $20.2 million and $20 million for 2003, 2002 and 2001, respectively.

8.	INTANGIBLES

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis over the assets estimated useful life. Instead, they will be subject to periodic assessments for impairment by applying a fair-value-based test. In 2002, the Company completed the Phase I and Phase II assessments and wrote down the carrying value of goodwill by $90 million ($83.2 million for the Freight Group and $6.8 million for the Transit Group), resulting in a non-cash after-tax charge of $61.7 million. The fair value of these reporting units was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. The Company also performed the required impairment test in 2003 which resulted in no additional impairment charge. Goodwill still remaining on the balance sheet is $109.5 million at December 31, 2003.

As of December 31, 2003 and 2002, the Company’s trademarks had a net carrying amount of $19.5 million and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2003	2002
Patents and other, net of accumulated amortization of $21,053 and $18,492	$13,675	$16,124
Covenants not to compete, net of accumulated amortization of $9,437 and $7,632	137	1,480
Intangible pension asset	4,401	4,357

Total	$18,213	$21,961

In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable assets and determined that they continue to be appropriate. The weighted average useful life of patents was 13 years and of covenants not to compete was five years.

Amortization expense for intangible assets was $3.4 million, $4 million and $11.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. Amortization expense for the five succeeding years is as follows (in thousands):

2004	$2,162
2005	$2,137
2006	$1,973
2007	$1,863
2008	$1,790

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2003 and 2002, respectively, are as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2001	$175,085	$23,703	$198,788
Goodwill acquired	664	—	664
Goodwill written off	(83,179)	(6,823)	(90,002)

Balance at December 31, 2002	$92,570	$16,880	$109,450
Goodwill acquired	—	—	—
Goodwill written off	—	—	—

Balance at December 31, 2003	$92,570	$16,880	$109,450

Actual results of continuing operations for the year ended December 31, 2003 and 2002, and pro forma results of continuing operations for 2001 had we applied the non-amortization provisions of SFAS No. 142 in these periods are as follows:

	For the year ended December 31,
In thousands, except per share amounts	2003	2002	2001
Reported income before cumulative effect of accounting change	$22,703	$16,184	$61,780
Add: goodwill amortization, net of tax	—	—	4,147
Add: trademark amortization, net of tax	—	—	376

Adjusted income before cumulative effect of accounting change	$22,703	$16,184	$66,303
Basic earnings per share
Reported income before cumulative effect of accounting change	$0.52	$0.37	$1.44
Goodwill amortization	—	—	0.09
Trademark amortization	—	—	0.01

Adjusted income before cumulative effect of accounting change	$0.52	$0.37	$1.54
Diluted earnings per share
Reported income before cumulative effect of accounting change	$0.52	$0.37	$1.43
Goodwill amortization	—	—	0.09
Trademark amortization	—	—	0.01

Adjusted income before cumulative effect of accounting change	$0.52	$0.37	$1.53

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In thousands	2003	2002
Revolving credit agreement due 2004	$40,000	$189,700
6.875% Senior notes	150,000	—
5.5% Industrial revenue bond due 2008	—	4,909
Other	225	542

Total	$190,225	$195,151
Less–current portion	—	833

Long–term portion	$190,225	$194,318

Credit Agreement

In November 1999, Wabtec refinanced the then existing unsecured MotivePower credit agreement (the “Credit Agreement”) with a consortium of commercial banks. This unsecured Credit Agreement provided a $275 million five-year revolving credit facility expiring in November 2004 and a 364-day $275 million convertible revolving credit facility maturing in November 2004. In November 2001, the Company and the banks negotiated a reduction in the 364-day facility to $100 million, as a result of the $208 million, net of tax, cash proceeds from the sale of certain businesses. In November 2002, the Company negotiated a further reduction in the 364-day facility from $100 million to $95 million. In July 2003, the Company and the banks negotiated a reduction in both facilities to $225 million as a result of the issuance of the Senior Notes. The $225 million facility provided a reduced five-year facility of $167.2 million and a reduced 364-day facility of $57.8 million. In November 2003, the Company allowed the $57.8 million 364-day facility to expire. At December 31, 2003, the Company’s available bank borrowing capacity, net of $19.6 million of letters of credit, was approximately $107.7 million.

Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The maximum credit agreement borrowings, average credit agreement borrowings and weighted-average contractual interest rate on credit agreement borrowings were $209 million, $129.3 million and 2.68%, respectively for 2003. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31, 2003, the notional value of interest rate swaps outstanding totaled $40 million and effectively changed the Company’s interest rate on bank debt at December 31, 2003 from a variable rate to a fixed rate of 3.98%. The interest rate swap agreements mature in February 2006. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

As required by SFAS 145, the Company has reclassified a $1.2 million net of tax charge related to the early extinguishment of debt in the third quarter of 2002, which had been previously recorded as an extraordinary item, to interest expense and income tax expense.

Refinancing Credit Agreement

In January 2004, the Company entered into a new credit agreement, refinancing its existing unsecured revolving Credit Agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provides a $175 million five-year revolving credit facility expiring in January 2009. The financial statements have been prepared based on the terms of the Refinanced Credit Agreement.

Under the Refinancing Credit Agreement, the Company may elect a base rate or an interest rate based on the London Interbank Offered Rates of Interest (“LIBOR”). The base rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 100 to 200 basis points depending on the Company’s consolidated total indebtedness to cash flow ratios. The current margin is 175 basis points.

The Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations and sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; capital expenditures; and imposes a minimum interest expense coverage ratio and a maximum debt to cash flow ratio.

The Refinancing Credit Agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and “change of control” of the Company.

6.875% Senior Notes Due August 2013

In August 2003, the Company issued $150 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes will accrue at a rate of 6.875% per annum and will be payable semi-annually on January 31 and July 31 of each year, commencing on January 31, 2004. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.

The Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all our existing and future subordinated indebtedness of the Company. The indenture under which the Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens,

Scheduled principal repayments of outstanding loan balances required as of December 31, 2003 are as follows:

In thousands	Original	As refinanced
2004	$40,000	$—
2005	225	225
2006	—	—
2007	—	—
2008	—	—
Future years	150,000	190,000

Total	$190,225	$190,225

Extinguishment of Other Borrowings

In June 1995, the Company issued $100 million of 9.375% Senior Notes due in 2005 (the “1995 Notes”). In January 1999, the Company issued an additional $75 million of 9.375% Senior Notes due in 2005 (the “1999 Notes”). The 1995 Notes and the 1999 Notes were redeemed at par (face) on July 8, 2002 through the use of cash on hand and additional borrowings under the credit agreement. This redemption resulted in a non-cash loss of $1.9 million relating to a write-off of deferred financing costs.

In July 1998, a subsidiary of the Company entered into a 10- year $7.5 million debt obligation for the purchase of a building used in the Company’s operations. The debt was repaid in September 2003.

10.	EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian and United Kingdom employees and provide benefits of stated amounts for each year of service of the employee.

	For the years ended December 31,
	Pension Plans		Postretirement Plans
In thousands, except percentages	2003	2002	2003	2002
Defined Benefit Plans
Change in benefit obligation
Obligation at beginning of year	$(92,751)	$(89,449)	$(23,700)	$(21,368)
Service cost	(2,425)	(2,658)	(330)	(232)
Interest cost	(6,474)	(6,008)	(1,715)	(1,447)
Special termination benefits	—	(1,241)	—	—
Actuarial (loss) gain	(7,762)	2,767	(5,495)	(2,581)
Benefits paid	5,666	5,634	2,150	1,928
Expenses paid	372	326	—	—
Effect of currency rate changes	(9,743)	(2,122)	—	—

Obligation at end of year	$(113,117)	$(92,751)	$(29,090)	$(23,700)

Change in plan assets
Fair value of plan assets at beginning of year	$67,600	$77,711	—	—
Actual gain (loss) on plan assets	11,834	(8,732)	—	—
Employer contribution	5,554	2,465	—	—
Participant contributions	401	353	—	—
Benefits paid	(5,666)	(5,634)	—	—
Administrative expenses	(1,081)	(695)	—	—
Effect of currency rate changes	7,939	2,132	—	—

Fair value of plan assets at end of year	$86,581	$67,600	—	—

Funded status
Funded status at year end	$(26,536)	$(25,151)	(29,090)	(23,700)
Unrecognized net actuarial loss	29,213	25,628	8,961	3,922
Unrecognized prior service cost	4,237	4,376	22	34
Unrecognized transition obligation	3,084	3,031	194	216
Effect of currency exchange rates	1,399	139	—	—

Prepaid (accrued) benefit cost	$11,397	$8,023	$(19,913)	$(19,528)

Amounts recognized in the statement of financial position include:
Prepaid pension cost	$323	$110	$—	$—
Reserve for postretirement and pension benefits	(19,142)	(18,738)	(19,913)	(19,528)
Intangible asset	4,401	4,357	—	—
Accumulated other comprehensive loss	25,815	22,294	—	—

Prepaid (accrued) benefit cost	$11,397	$8,023	$(19,913)	$(19,528)

	Pension Plans			Postretirement Plans
	2003	2002	2001	2003	2002	2001
Net periodic benefit cost
Service cost	$2,425	$2,658	$1,447	$330	$232	$240
Interest cost	6,474	6,008	4,382	1,715	1,447	1,524
Expected return on plan assets	(6,576)	(6,591)	(5,846)	—	—	—
Net amortization/deferrals	1,406	617	680	489	19	(3)

Net periodic benefit cost	$3,729	$2,692	$663	$2,534	$1,698	$1,761

Assumptions
Discount rate	6.25%	6.75%	7%	6.25%	6.75%	7.5%
Expected long-term rate of return	7.75%	8.25%	9%	NA	NA	NA
Rate of compensation increase	3.75%	4%	5%	NA	NA	NA

Included in the above table, the aggregate benefit obligation and fair value of plan assets for the pension plans with plan assets in excess of benefit obligations were $3 million and $3.4 million, respectively, as of December 31, 2003; and $2 million and $2.1 million, respectively, as of December 31, 2002 (the total of which was pension plan benefit obligation in excess of plan assets).

The components of prepaid (accrued) benefit costs by country are as follows:

In thousands	2003	2002
U.S. plan	$1,539	$1,716
Canadian plans	10,103	6,307
U.K. plan	(245)	—

Prepaid (accrued) benefit cost	$11,397	$8,023

Pension Plan Assets

The composition of U.S. plan assets consists primarily of equities, corporate bonds, governmental notes and temporary investments. This Plan’s asset allocations at December 31, 2003 by asset category are as follows:

Asset Category	%
Equity securities	49%
Debt securities	46%
Other, including cash equivalents	5%

Total	100%

Investment policies are determined by the Plan’s Pension Committee and set forth in the Plan’s Investment Policy. Pursuant to the Plan’s Investment Policy, the investment strategy is to use passive index funds managed by the Bank of New York. The target asset allocation and composite benchmarks include the following:

Asset Allocation		Composite Benchmark
Category	%	Benchmark	%
Bonds	50%	Lehman Aggregate	50%
Large Cap Stocks	35%	S&P 500	35%
International Stocks	10%	MSCI-EAFE	10%
Small Cap Stocks	5%	Russell 2000	5%

	100%		100%

The Company’s funding methods, which are primarily based on the ERISA requirements, differ from those used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements.

The Company expects to contribute $6.4 million to the pension plan during 2004 and that this level of funding to continue in future periods. Rebalancing of the asset allocation occurs on a quarterly basis.

In 2002, as a result of an early retirement package offered to certain union employees, the Company incurred charges of approximately $1.2 million reflected above as a special termination benefit.

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for substantially all U.S. employees. In January 1995 the postretirement health care and life insurance benefits for salaried employees was modified to discontinue benefits for employees who had not attained the age of 50 by March 31, 1995. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

The assumed health care cost trend rate grades from an initial rate of 8% to an ultimate rate of 4.75% in four years. A 1% increase in the assumed health care cost trend rate will increase the amount of expense recognized for the postretirement plans by approximately $358,000 for 2004, and increase the service and interest cost components of the accumulated postretirement benefit obligation by approximately $4.1 million. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the postretirement plans by approximately $286,000 for 2004, and decrease the accumulated postretirement benefit obligation by approximately $3.4 million.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree medical programs for certain of its locations and expects that this legislation will reduce the Company’s costs for some of these programs in the future.

In January 2004, FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-1) was issued which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company is awaiting guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that some of the Company’s retiree medical plans may need to be revised in order to qualify for beneficial treatment under the Act, while other plans can continue unchanged

Defined Contribution Plans

The Company also participates in a variety of defined contribution, 401(k) and multiemployer pension, health and welfare plans. Additionally, the Company has stock option -based benefit and other plans further described in Note 14.

Costs recognized under multi-employer and other defined contribution plans are summarized as follows:

	For the year ended December 31,
In thousands	2003	2002	2001
Multi-employer pension and health & welfare plans	$1,531	$1,310	$994
401(k) savings and other defined contribution plans	6,828	6,929	8,172

Total	$8,359	$8,239	$9,166

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock. At December 31, 2003 and 2002, the plan held on behalf of its participants about 776,000 shares with a market value of $13.2 million, and 861,000 shares with a market value of $12 million, respectively.

11.	INCOME TAXES

In general, the Company is responsible for filing consolidated U.S., foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities.

The components of the income (loss) from continuing operations before provision for income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended December 31,
In thousands	2003	2002	2001
Domestic	$35,470	$12,226	$10,287
Foreign	(428)	11,678	8,140

Income from continuing operations	$35,042	$23,904	$18,427

No provision has been made for U.S., state or additional foreign taxes related to undistributed earnings of foreign subsidiaries which have been or are intended to be permanently re-invested. It is not practical to estimate the income tax expense or benefit that might be incurred if these earnings were to be remitted to the U.S.

The consolidated provision (credit) for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2003	2002	2001
Current taxes
Federal	$763	$609	$28,703
State	1,470	(2,421)	4,919
Foreign	1,993	2,876	3,345

	$4,226	$1,064	$36,967
Deferred taxes
Federal	11,525	(14,788)	1,106
State	821	(4,364)	287
Foreign	(3,522)	(2,716)	(325)

	8,824	(21,868)	1,068

Total provision (credit)	$13,050	$(20,804)	$38,035

Consolidated income tax provision (credit) is included in the Statement of Income as follows:

	For the year ended December 31,
In thousands	2003	2002	2001
Continuing operations	$12,790	$7,594	$4,465
Income (loss) from discontinued operations	260	(59)	33,570
Cumulative effect of accounting change for goodwill	—	(28,339)	—

Total provision (credit)	$13,050	$(20,804)	$38,035

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on continuing operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2003	2002	2001
U. S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.4	3.6	3.6
Resolution of prior year tax matters	(7.6)	—	—
Change in valuation allowance	7.4	—	—
State deferred rate adjustment	2.7	—	—
Foreign	1.5	0.3	0.4
Foreign tax credits	(2.5)	(2.1)	—
Research and development credit	(2.4)	(3.3)	(15.9)
Other, net	—	(1.5)	1.1

Effective rate	36.5%	32.0%	24.2%

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes. These deferred income taxes will be recognized as future tax benefits or costs when the temporary differences reverse.

Components of deferred tax assets and (liabilities) were as follows:

	December 31,
In thousands	2003	2002
Deferred income tax assets:
Accrued expenses and reserves	$4,342	$3,970
Deferred comp/employee benefits	4,439	5,484
Pension	15,491	15,354
Inventory	4,388	3,878
Warranty reserve	3,224	6,062
Restructuring reserve	1,026	1,479
Environmental reserve	408	715
Federal net operating loss	—	303
State net operating loss	7,193	5,925
Plant, equipment and intangibles	1,366	10,139
Federal credits	5,615	3,982
Foreign net operating loss	7,164	2,146
Foreign deferred net items	(4,028)	(3,917)

Gross deferred income tax assets	50,628	55,520
Valuation allowance	(18,487)	(14,566)

Total deferred income tax assets	$32,141	$40,954

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $18.5 million for certain net operating loss carryforwards and deferred tax assets anticipated to produce no tax benefit. The valuation allowance has increased in the current year by $3.9 million to be applied against certain state and foreign deferred tax assets.

State and foreign net operating loss carryforwards exist in the amount of $139 million and $20.5 million, respectively, and are set to expire in various periods from 2006 to 2023. A valuation allowance has been established for certain of these net operating loss carryforwards.

Federal tax credits exist of approximately $5.6 million which are comprised of Research and Experimentation credits available through 2023 and Alternative Minimum Tax credits available indefinitely.

12.	EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

	For the year ended December 31,
In thousands, except per share	2003	2002	2001
Basic
Income from continuing operations before cumulative effect of accounting change applicable to common shareholders	$22,252	$16,310	$13,962
Divided by:
Weighted average shares outstanding	43,538	43,291	42,949
Basic earnings from continuing operations before cumulative effect of accounting change per share	$0.51	$0.37	$0.33

Diluted
Income from continuing operations before cumulative effect of accounting change applicable to common shareholders	$22,252	$16,310	$13,962
Divided by the sum of:
Weighted average shares outstanding	43,538	43,291	42,949
Assumed conversion of dilutive stock options	436	326	249

Diluted shares outstanding	43,974	43,617	43,198
Diluted earnings from continuing operations before cumulative effect of accounting change per share	$0.51	$0.37	$0.32

Options to purchase approximately 646,000, 2.1 million and 2.8 million shares of Common Stock were outstanding in 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

13.	STOCK-BASED COMPENSATION PLANS

Stock Options Under the 2000 Stock Incentive Plan (the 2000 Plan), the Company may grant options to employees for an initial amount of 1.1 million shares of Common Stock. This amount is subject to annual modification based on a formula. Under the formula, 1.5% of total common shares outstanding at the end of the preceding fiscal year are added to shares available for grant under the 2000 Plan. Based on the adjustment, the Company had approximately 1.4 million shares available for 2003 grants and has available approximately 1.4 million shares through the end of fiscal 2004. The shares available for grants on any given date may not exceed 15% of Wabtec’s total common shares outstanding. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant.

As part of a long-term incentive program, in 1998, the Company granted options to purchase up to 500,020 shares, to certain executives under a plan that preceded the 2000 Plan. The option price is $20 per share. The options vest 100% after eight years and are subject to accelerated vesting after three years if the Company achieves certain earnings targets as established by the compensation committee of the board of directors. No further grants may be made under this plan.

The Company also has a non-employee directors’ stock option plan under which 500,000 shares of Common Stock are reserved for issuance. Through year-end 2003, the Company granted nonqualified stock options to non-employee directors to purchase a total of 93,000 shares.

Employee Stock Purchase Plan In 1998, the Company adopted an employee discounted stock purchase plan (DSPP). The DSPP had 500,000 shares available for issuance. Participants can purchase the Company’s common stock at 85% of the lesser of fair market value on the first or last day of each offering period. Stock outstanding under this plan at December 31, 2003 was 202,632 shares.

A summary of the Company’s stock option activity and related information for the years indicated follows:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Beginning of year	4,977,296	$13.44	4,599,935	$13.76	5,389,397	$14.74
Granted	718,500	10.85	835,500	12.15	512,212	13.22
Exercised	(360,883)	11.77	(192,779)	11.60	(210,660)	10.40
Canceled	(250,737)	16.06	(265,360)	15.41	(1,091,014)	19.00

End of year	5,084,176	$13.08	4,977,296	$13.44	4,599,935	$13.76

Exercisable at end of year	3,834,069		3,771,366		3,738,562
Available for future grant	1,394,818		1,343,893		1,432,980
Weighted average fair value of options granted during the year	$4.34		$5.20		$5.98

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding As of 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/03
$ 5.06 - $ 5.43	44,416	5.9	5.31	44,416
9.54 - 9.54	530,999	6.9	9.54	530,999
9.88 - 10.86	1,111,050	7.9	10.72	431,550
11.00 - 12.98	1,260,824	7.0	12.20	716,547
13.18 - 13.98	356,274	7.5	13.25	329,944
14.00 - 14.00	1,134,881	1.8	14.00	1,134,881
14.63 - 19.91	109,900	4.8	17.71	109,900
20.00 - 20.00	404,200	4.8	20.00	404,200
$22.38 - $29.61	131,632	4.5	24.88	131,632

	5,084,176	5.8	$13.08	3,834,069

Restricted Stock Award

In February of 2001, the Company awarded to two officers 4,920 shares of restricted Common Stock in lieu of a cash bonus for 2000.

14.	OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were:

	December 31,
In thousands	2003	2002
Foreign currency translation adjustment	$(3,525)	$(17,487)
Unrealized losses on derivatives designated and qualified as cash flow hedges, net of tax of $(119) and $(615)	(207)	(1,006)
Unrealized gains on other derivatives, net of tax of $135 and $0	235	—
Additional minimum pension liability, net of tax of $(9,423) and $(8,695)	(16,392)	(13,599)

Total accumulated other comprehensive loss	$(19,889)	$(32,092)

15.	OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.

The Company has sold remanufactured locomotives to various financial institutions and leased them back under operating leases with terms from five to 20 years.

Total net rental expense charged to operations in 2003, 2002, and 2001 was $6.9 million, $6.2 million and $5.7 million, respectively. Certain of the Company’s equipment rental obligations under operating leases pertain to locomotives, which are subleased to customers under both short-term and long-term agreements. The amounts above are shown net of sublease rentals of $2.8 million, $2.8 million and $2.8 million for the years 2003, 2002 and 2001, respectively.

Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

In thousands	Real Estate	Equipment	Sublease Rentals	Total
2004	$4,708	$4,846	$(2,498)	$7,056
2005	4,468	4,503	(2,411)	6,560
2006	4,415	4,135	(2,347)	6,203
2007	4,271	2,150	(1,571)	4,850
2008	5,259	2,132	(1,455)	5,936
2009 and after	12,896	—	—	12,896

16.	GUARANTEES

In 2001, the Company sold a small non-core operating unit to its management team. As part of the sale, Wabtec guaranteed approximately $3 million of bank debt of the buyer, which was used for the purchase financing. In the event that the purchaser cannot repay or refinance the debt without a guarantee by Wabtec, the business would be returned to Wabtec. This debt is due in 2004. The Company has no reason to believe that this debt will not be repaid or refinanced.

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended December 31,
In thousands	2003	2002
Balance at beginning of period	$17,407	$15,373
Warranty expense	10,489	17,625
Warranty payments	(14,589)	(15,591)

Balance at end of period	$13,307	$17,407

17.	STOCKHOLDERS’ AGREEMENTS

As of December 31, 2003 the approximate ownership interests in the Company’s Common Stock are: management (12%), American Industrial Partners Capital Fund II, L.P. (2%), and all others including public shareholders (86%).

A Stockholders Agreement exists between the Company and American Industrial Partners that provides for, among other things, the composition of the Board of Directors as long as certain minimum stock ownership percentages are maintained, and rights to request the registration of the shares.

18.	PREFERRED STOCK

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2003 and 2002 there was no preferred stock issued or outstanding.

19.	COMMITMENTS AND CONTINGENCIES

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

Under terms of the purchase agreement and related documents for the 1990 Acquisition, American Standard, Inc. (“ASI”) has indemnified the Company for certain items including, among other things, certain environmental claims the Company asserted prior to 2000. If ASI was unable to honor or meet these indemnifications, the Company would be responsible for such items. In the opinion of management, ASI currently has the ability to meet its indemnification obligations.

Actions have been filed against us and certain of our affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Since 2000, the number of such claims has increased. Most of these claims have been made against our wholly-owned subsidiary, Railroad Friction Products Corporation (RFPC), and are based on a product sold by RFPC before we acquired American Standard, Inc.’s (ASI) 50% interest in RFPC in 1990. We acquired the remaining interest in RFPC in 1992. These claims include a suit against RFPC by ASI seeking contribution and indemnity for asbestos claims brought against ASI that ASI alleges claim exposure to RFPC’s product.

Most of these claims, including all of the RFPC claims, are submitted to insurance carriers for defense and indemnity or to non-affiliated companies that retain the liabilities for the asbestos-containing products at issue. Neither we nor our affiliates have to date incurred material costs relating to these asbestos claims. We cannot, however, assure that all these claims will be fully covered by insurance or that the indemnitors will remain financially viable. Our ultimate legal and financial liability with respect to these claims, as is the case with other pending litigation, cannot be estimated with certainty.

BOISE, IDAHO

The Company is subject to a RCRA Part B Closure Permit (“the Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Industries (Boise, Idaho) facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. The Company has accrued $585,000 at December 31, 2003, the estimated remaining costs for remediation. The Company was in compliance with the Permit at December 31, 2003.

MOUNTAINTOP, PENNSYLVANIA

Foster Wheeler Energy Corporation (“FWEC”) the seller of the Mountaintop property to the predecessor of one of the Company’s subsidiaries in 1989, agreed to indemnify the Company’s predecessor and its successors and assigns against certain identified environmental liabilities for which FWEC executed a Consent Order Agreement with the Pennsylvania Department of Environmental Protection (PADEP) and EPA. On October 14, 2003, the Company executed a Consent Order and Agreement with PADEP pursuant to the PA Land Recycling and Environmental Remediation Standards Act (Act 2), entitling the Company to the liability protections afforded under Act 2 for the environmental contamination identified in the Agreement. Management believes that the Act 2 protection and the FWEC indemnification arrangement are enforceable for the benefit of the Company. Management believes that this indemnification arrangement is enforceable for the benefit of the Company and that FWEC has the financial resources to honor its obligations under this indemnification arrangement.

MATTOON, ILLINOIS

Prior to the Company’s acquisition of Young Radiator, Young agreed to clean up alleged contamination on a prior production site in Mattoon, Ill. The Company is in the process of remediating the site with the state of Illinois and now estimates the costs to remediate the site to be approximately $251,000 which has been accrued at December 31, 2003.

RACINE, WISCONSIN

Young ceased manufacturing operations at its Racine facility in the early 1990s. Investigations prior to the acquisition of Young revealed some levels of contamination on the Racine property and the Company has begun remediation efforts. The Company has initiated a comprehensive site evaluation with the state of Wisconsin and believes this governing body is generally in agreement with the findings. The Company has accrued approximately $259,000 at December 31, 2003 as its estimate of the remaining remediation costs.

GETS-GS

On November 3, 2000, the Company settled a suit brought against it in 1999 by GE-Harris Railway Electronics, L.L.C. and GE-Harris Railway Electronics Services, L.L.C. (collectively “GE-Harris”). On September 20, 2002, a motion in that lawsuit was filed by the successor to GE Harris, GE Transportation Services Global Signaling, L.L.C. (“GETS-GS”). The motion by GETS-GS contends that the Company is acting beyond authority granted in the parties’ November 2000 settlement and license agreement and in contempt of the consent order that concluded the suit at that time. In support of its motion, GETS-GS points principally to sales and offers to sell certain railway brake equipment, including distributed power equipment, to Australian customers. GETS-GS is seeking substantial money damages and has claimed a significant business loss. A two day hearing was held on GETS-GS’ motion in May 2003. The parties completed and filed all post-hearing papers on August 28, 2003. Barring a settlement agreement in the interim, the parties are awaiting the court’s decision and opinion on the motion.

The Company has other contingent obligations relating to certain sales leaseback transactions, for locomotives that were assumed in connection with the MotivePower merger in 1999, for which reserves of $5.8 million have been established.

From time to time the Company is involved in litigation relating to claims arising out of its operations in the ordinary course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its financial condition, results of operations or liquidity.

20.	SEGMENT INFORMATION

Wabtec has two reportable segments – the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services and customer type. The business segments are:

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

Segment financial information for 2003 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Merger and Restructuring	Total
Sales to external customers	$522,279	$195,645	—	—	$717,924
Intersegment sales/(elimination)	8,998	686	(9,684)	—	—

Total sales	$531,277	$196,331	$(9,684)	—	$717,924

Income (loss) from operations	$76,042	$198	$(24,531)	—	$51,709
Interest expense and other	—	—	(16,667)	—	(16,667)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$76,042	$198	$(41,198)	—	$35,042

Depreciation and amortization	17,897	5,178	2,209	—	25,284
Capital expenditures	12,097	1,581	3,792	—	17,470
Segment assets	418,064	150,435	87,806	—	656,305

Segment financial information for 2002 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Merger and Restructuring	Total
Sales to external customers	$443,443	$252,752	—	—	$696,195
Intersegment sales/(elimination)	8,849	567	(9,416)	—	—

Total sales	$452,292	$253,319	$(9,416)	—	$696,195

Income (loss) from operations	$48,186	$22,237	$(22,889)	—	$47,534
Interest expense and other	—	—	(23,630)	—	(23,630)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$48,186	$22,237	$(46,519)	—	$23,904

Depreciation and amortization	17,166	5,761	2,586	—	25,513
Capital expenditures	9,134	3,757	1,246	—	14,137
Segment assets	375,032	142,764	71,069	—	588,865

Segment financial information for 2001 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Merger and Restructuring	Total
Sales to external customers	$490,261	$293,437	—	—	$783,698
Intersegment sales/(elimination)	10,160	788	(10,948)	—	—

Total sales	$500,421	$294,225	$(10,948)	—	$783,698

Income (loss) from operations	$58,989	$32,390	$(33,598)	$(3,723)	$54,058
Interest expense and other	—	—	(35,631)	—	(35,631)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$58,989	$32,390	$(69,229)	$(3,723)	$18,427

Depreciation and amortization	23,234	7,337	2,490	—	33,061
Capital expenditures	14,048	4,469	2,157	—	20,674
Segment assets	477,983	175,028	76,941	—	729,952

In 2001, $530,000 of the merger and restructuring costs related to the Freight Group, and $2 million related to the Transit Group.

The following geographic area data as of and for the years ended December 31, 2003, 2002 and 2001, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2003	2002	2001	2003	2002	2001
United States	$497,579	$525,724	$582,655	$99,091	$99,292	$115,583
Canada	61,770	50,035	73,177	31,786	27,889	32,963
Mexico	10,225	11,487	8,693	10,473	10,979	10,584
Other international	148,350	108,949	119,173	12,489	10,432	8,565

Total	$717,924	$696,195	$783,698	$153,839	$148,592	$167,695

Export sales from the Company’s United States operations were $59.2 million, $61.9 million and $90.3 million for the years ending December 31, 2003, 2002 and 2001, respectively. The following data reflects income (loss) from operations, including merger and restructuring related charges by major geographic area, attributed to the Company’s operations within each of the following countries or regions for the years ended December 31, 2003, 2002 and 2001, respectively:

	Income (Loss) from Operations
In thousands	2003	2002	2001
United States	$44,192	$34,554	$41,007
Canada	(6,385)	496	6,412
Mexico	166	(325)	(2,467)
Other international	13,736	12,809	9,106

Total	$51,709	$47,534	$54,058

21.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments approximate their related carrying values, except for the following:

	2003		2002
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swaps	$(377)	$(377)	$(1,756)	(1,756)
Foreign exchange hedges and option contracts	235	235	—	—
6.875% senior notes	150,000	155,000	—	—

The fair value of the Company’s interest rate swaps (see Note 9), foreign exchange hedges and option contracts and senior notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreements.

22.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net sales	$169,523	$174,856	$167,189	$206,356
Gross profit	45,276	47,562	43,425	53,187
Operating income	12,301	13,842	10,647	14,919
Income from continuing operations before taxes	8,766	8,771	8,740	8,765
Income (loss) from discontinued operations (net of tax)	117	(44)	53	325
Net income	5,683	5,526	5,603	5,891
Basic earnings from continuing operations per common share	$0.13	$0.13	$0.13	$0.12
Diluted earnings from continuing operations per common share	$0.13	$0.13	$0.13	$0.12
2002
Net sales	$177,325	$179,808	$161,422	$177,640
Gross profit	44,780	45,356	43,284	46,051
Operating income	10,467	13,300	11,170	12,597
Income from continuing operations before taxes	4,044	7,329	5,910	6,621
Income (loss) from discontinued operations (net of tax)	(405)	57	48	174
Net (loss) income	(59,440)	4,821	3,890	5,250
Basic earnings from continuing operations per common share	$0.06	$0.11	$0.09	$0.12
Diluted earnings from continuing operations per common share	$0.06	$0.11	$0.09	$0.12

Earnings per share for 2002 are different than the sum of the quarterly earnings per share due to rounding.

The Company recorded a cumulative effect of accounting change for goodwill, net of tax, of $61.7 million, or $1.41 in the first quarter of 2002. In the fourth quarter of 2002, the Company recorded a $772,000, or $0.02, per diluted share tax benefit due to research and development credits and the utilization of foreign tax credits. Also in the fourth quarter of 2002, the Company’s vacation policy was changed so that employees that leave the Company are entitled to a pro rata portion of their vacation for that year instead of their entire vacation for the year. This change resulted in income of $789,000, net of tax, or $0.02 per diluted share.

23.	RESTRUCTURING CHARGE

In 2001, the Company completed a merger and restructuring plan with charges totaling $71 million pre-tax, with approximately $2 million of the costs expensed in 2001, $20 million in 2000 and $49 million in 1999. The plan involved the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company.

As of December 31, 2003, $86,000 of the merger and restructuring charge was still remaining as accrued on the balance sheet as part of other accrued liabilities. The table below identifies the significant components of the charge and reflects the accrual balance at that date.

In thousands	Lease Impairments	Total
Beginning balance, January 1, 2003	$647	$647
Amounts paid in 2003	561	561

Balance at December 31, 2003	86	86

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

Gregory T. H. Davies, Chief Executive Officer

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

Signature and Title		Date

By	/s/ WILLIAM E. KASSLING	March 15, 2004

William E. Kassling, Chairman of the Board and Director

By	/s/ GREGORY T. H. DAVIES	March 15, 2004

Gregory T. H. Davies, President, Chief Executive Officer and Director

By	/s/ ROBERT J. BROOKS	March 15, 2004

Robert J. Brooks, Executive Vice President - Strategic Development and Director

By	/s/ KIM G. DAVIS	March 15, 2004

Kim G. Davis, Director

By	/s/ EMILIO A. FERNANDEZ	March 15, 2004

Emilio A. Fernandez, Director

By	/s/ LEE B. FOSTER, II	March 15, 2004

Lee B. Foster, Director

By	/s/ MICHAEL W.D. HOWELL	March 15, 2004

Michael W.D. Howell, Director

By	/s/ JAMES P. MISCOLL	March 15, 2004

James P. Miscoll, Director

By	/s/ JAMES V. NAPIER	March 15, 2004

James V. Napier, Director

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2003
Warranty and overhaul reserves	$17,407	$10,489	$—	$14,589	$13,307
Allowance for doubtful accounts	4,647	1,576	—	1,771	4,452
Valuation allowance - taxes	14,566	—	3,921	—	18,487
Inventory reserves	12,408	5,326	—	1,331	16,403
Merger and restructuring reserve	647	—	—	561	86
2002
Warranty and overhaul reserves	$15,373	$17,625	$—	$15,591	$17,407
Allowance for doubtful accounts	2,294	2,923	—	570	4,647
Valuation allowance- taxes	8,641	—	5,925	—	14,566
Inventory reserves	13,228	3,802	—	4,622	12,408
Merger and restructuring reserve	3,152	—	—	2,505	647
2001
Warranty and overhaul reserves	$23,482	$19,821	$(6,658)	$21,272	$15,373
Allowance for doubtful accounts	3,949	2,151	(1,287)	2,519	2,294
Valuation allowance- taxes	8,641	—	—	—	8,641
Inventory reserves	17,309	8,569	(3,689)	8,961	13,228
Merger and restructuring reserve	6,257	3,723	—	6,828	3,152

(1)	Reserves of acquired/(sold) companies and valuation allowances for state and foreign deferred tax assets

(2)	Actual disbursements and/or charges

EXHIBITS

Exhibits		Filing Method

2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	8

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

3.3	Amended and Restated By-Laws of the Company, effective November 19, 1999	8

4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	15

4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	15

4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	15

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	15

10.1	MotivePower Stock Option Agreement (originally included as Annex B to the Joint Proxy Statement/Prospectus)	8

10.2	Westinghouse Air Brake Stock Option Agreement (originally included as Annex C to the Joint Proxy Statement/Prospectus)	8

10.3	Voting Agreement dated as of September 26, 1999 among William E. Kassling, Robert J. Brooks, Harvard Private Capital Holdings, Inc. Vestar Equity Partners, L.P. and MotivePower Industries, Inc. (originally included as Annex D to the Joint Proxy Statement/Prospectus)	8

10.9	Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York (Schedules and Exhibits omitted)	9

10.10	Amended and Restated Stockholders Agreement dated as of March 5, 1997 among the RAC Voting Trust (“Voting Trust”), Vestar Equity Partners, L.P. (“Vestar Equity”), Harvard Private Capital Holdings, Inc. (“Harvard”), American Industrial Partners Capital Fund II, L.P. (“AIP”) and the Company	5

10.12	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

10.13	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc., dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.14	Letter Agreement (undated) between the Company and American Standard Inc. on environmental costs and sharing	2

10.15	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.16	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.17	License Agreement dated as of December 31, 1993 between SAB WABCO Holdings B.V. and the Company	2

10.18	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.19	Westinghouse Air Brake Company 1995 Stock Incentive Plan, as amended	7

10.20	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	9

10.22	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.23	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.27	Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of March 5, 1997 among the Voting Trust, Vestar, Harvard, AIP and the Company	5

10.28	Common Stock Registration Rights Agreement dated as of March 5, 1997 among the Company, Harvard, AIP and the Voting Trust	5

10.29	1998 Employee Stock Purchase Plan	7

10.32	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan	10

10.33	Amendment No. 1, dated as of November 16, 2000, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	11

10.34	Amendment No. 2, dated as of March 30, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.35	Amendment No. 3, dated as of July 18, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, The Chase Manhattan Bank as administrative agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.36	Amendment No. 4, dated as of September 17, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, LaSalle Bank National Association, The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.37	Amendment No. 5, dated as of November 14, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the

	Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.38	Amendment No. 6, dated as of November 13, 2002, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, JP Morgan Chase Bank as administrative agent, and The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, LaSalle Bank National Association, as an issuing bank, ABN AMRO Bank N.V., as an issuing bank, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999	14

10.39	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	12

10.40	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association dated January 12, 2004	1

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

23.2	Information Regarding Consent of Arthur Andersen LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

99.1	Annual Report on Form 11-K for the year ended December 31, 2002 of the Westinghouse Air Brake Technologies Corporation Savings Plan	1

99.2	Annual Report on Form 11-K for the year ended December 31, 2003 of the Westinghouse Air Brake Technologies Corporation Savings Plan for Hourly Employees	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).

3	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 3, 1996.

4	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-39159).

5	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.

6	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 5, 1998.

7	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.

8	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).

9	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.

10	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.

12	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.

13	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001.

14	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.

15	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).