Form 10-Q
period 2004-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2004-05-10
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes   Ö   No       .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   Ö   No       .

As of May 6, 2004, 44,726,365 shares of Common Stock of the registrant were issued and outstanding.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

March 31, 2004 FORM 10-Q

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited March 31, 2004	December 31, 2003
Assets
Current Assets
Cash	$58,065	$70,328
Accounts receivable	130,094	129,074
Inventories	98,085	91,809
Deferred income taxes	23,245	23,457
Other current assets	12,029	7,424

Total current assets	321,518	322,092
Property, plant and equipment	335,005	332,619
Accumulated depreciation	(181,819)	(178,780)

Property, plant and equipment, net	153,186	153,839
Other Assets
Goodwill, net	109,450	109,450
Other intangibles, net	37,202	37,776
Deferred income taxes	19,036	20,315
Other noncurrent assets	13,645	12,833

Total other assets	179,333	180,374

Total Assets	$654,037	$656,305

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$79,591	$79,747
Customer deposits	17,945	16,818
Accrued compensation	17,949	18,131
Accrued warranty	13,880	13,307
Other accrued liabilities	17,605	24,777

Total current liabilities	146,970	152,780
Long-term debt	190,211	190,225
Reserve for postretirement and pension benefits	40,313	39,055
Deferred income taxes	10,879	11,631
Other long-term liabilities	13,707	14,321

Total liabilities	402,080	408,012
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 44,687,830 and 44,631,733 outstanding at March 31, 2004 and December 31, 2003, respectively.	662	662
Additional paid-in capital	282,866	282,872
Treasury stock, at cost, 21,486,937 and 21,543,034 shares, at March 31, 2004 and December 31, 2003, respectively	(266,887)	(267,586)
Retained earnings	256,592	252,234
Accumulated other comprehensive loss	(21,276)	(19,889)

Total shareholders’ equity	251,957	248,293

Total Liabilities and Shareholders’ Equity	$654,037	$656,305

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended March 31,
In thousands, except per share data	2004	2003
Net sales	$188,228	$169,523
Cost of sales	(140,710)	(124,247)

Gross profit	47,518	45,276
Selling, general and administrative expenses	(26,440)	(23,874)
Engineering expenses	(8,812)	(8,268)
Amortization expense	(783)	(1,000)

Total operating expenses	(36,035)	(33,142)
Income from operations	11,483	12,134
Other income and expenses
Interest expense	(3,003)	(2,579)
Other expense, net	(910)	(789)

Income from continuing operations before income taxes	7,570	8,766
Income tax expense	(2,763)	(3,200)

Income from continuing operations	4,807	5,566
Discontinued operations, net of tax
Income from discontinued operations	—	117

Net income	$4,807	$5,683

Earnings Per Common Share
Basic
Income from continuing operations	$0.11	$0.13
Income from discontinued operations	—	—

Net income	$0.11	$0.13

Diluted
Income from continuing operations	$0.11	$0.13
Income from discontinued operations	—	—

Net income	$0.11	$0.13

Weighted average shares outstanding
Basic	44,661	43,453
Diluted	45,336	43,599

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
In thousands	2004	2003
Operating Activities
Net income	$4,807	$5,683
Adjustments to reconcile net income to net cash used for operations:
Depreciation and amortization	6,253	5,717
Discontinued operations	—	(74)
Changes in operating assets and liabilities
Accounts receivable	(990)	(19,889)
Inventories	(6,833)	(1,675)
Accounts payable	(28)	7,898
Accrued income taxes and income tax receivable	(956)	1,116
Accrued liabilities and customer deposits	(5,422)	238
Other assets and liabilities	(5,578)	(119)

Net cash used for operating activities	(8,747)	(1,105)
Investing Activities
Purchase of property, plant and equipment	(4,213)	(2,804)
Discontinued operations	—	(62)

Net cash used for investing activities	(4,213)	(2,866)
Financing Activities
Repayments of loans under credit agreement	—	(2,700)
Other repayments	(10)	(190)
Proceeds from the issuance of treasury stock for stock options and other benefit plans	693	229
Cash dividends	(449)	(435)

Net cash provided by/(used for) financing activities	234	(3,096)
Effect of changes in currency exchange rates	463	705

Decrease in cash	(12,263)	(6,362)
Cash, beginning of year	70,328	19,210

Cash, end of period	$58,065	$12,848

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarterly Period Ended March 31, 2004 (Unaudited)

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

Wabtec is a global company with operations in nine countries. In the first quarter of 2004, about 78 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 71 countries around the world.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 information has been derived from the Company’s December 31, 2003 Annual Report on Form 10-K.

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

Stock-Based Compensation    Effective January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 184 amends SFAS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Quarterly Period Ended March 31, 2004 (Unaudited)

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

	Three months ended March 31,
In thousands, except per share	2004	2003
Net income as reported	$4,807	$5,683
Stock based compensation under FAS123	1,460	1,389

Pro forma	3,347	4,294
Basic earnings per share
As reported	$0.11	$0.13
Pro forma	0.07	0.10
Diluted earnings per share
As reported	$0.11	$0.13
Pro forma	0.07	0.10

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2004	2003
Dividend yield	.3%	.3%
Risk-free interest rate	5.1%	5.3%
Stock price volatility	45.9	43.4
Expected life (years)	5.0	5.0

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Quarterly Period Ended March 31, 2004 (Unaudited)

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

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, and as amended by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” effective January 1, 2001, resulting in the recording of current assets of $266,000, long term assets of $399,000, current liabilities of $760,000, long term liabilities of $1.1 million, and a decrease in other comprehensive loss of $1.2 million. In the application, the Company has concluded its interest rate swap contracts qualify for “special cash flow hedge accounting” which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet. At March 31, 2004, and as a result of entering into these interest rate swaps, the Company is expected to incur $450,000 in additional interest expense in 2004.

The Company also entered into foreign currency options and forward contracts to reduce the impact of changes in currency exchange rates. A currency option gives the Company the right but not the obligation to exchange currency at a pre-determined exchange rate either on a specific date or within a specific period of time. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars and the purchase of Canadian Dollars (CAD). As of March 31, 2004, the Company has outstanding option agreements with a notional value of $10.5 million CAD resulting in the recording of a current asset of $66,000 and an increase in comprehensive income of $42,000, net of tax and has forward contracts with a notional value of $82 million CAD, resulting in the recording of a current asset of $920,000 and an increase in comprehensive income of $584,000, net of tax.

Subsequent to March 31, 2004, the Company entered into additional forward contracts to hedge its exposure to Canadian currency risk. Including the forwards outstanding at March 31, 2004, the forward contracts currently have a total notional value of $114 million CAD (or $85 million U.S.), with an average exchange rate of $0.743 USD per $1 CAD.

Foreign Currency Translation    Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange loss was $756,000 and $414,000 for the three months ended March 31, 2004, and 2003, respectively.

Other Comprehensive Income (Loss)    Comprehensive income (loss) is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated and

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Quarterly Period Ended March 31, 2004 (Unaudited)

qualified as cash flow hedges, foreign currency hedges and pension related adjustments. Total comprehensive income was:

	Three Months Ended March 31,
In thousands	2004	2003
Net income	$4,807	$5,683
Foreign currency translation	(789)	3,576
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of tax	(179)	298
Unrealized gains on other derivatives, net of tax	391	—
Additional minimum pension liability, net of tax	(810)	—

Total comprehensive income	$3,420	$9,557

The components of accumulated other comprehensive income (loss) consisted of the following:

In thousands	March 31, 2004	December 31, 2003
Foreign currency translation	$(4,314)	$(3,525)
Unrealized loss on hedges, net of tax	(386)	(207)
Unrealized gains on other derivatives, net of tax	626	235
Additional minimum pension liability, net of tax	(17,202)	(16,392)

Total accumulated comprehensive loss	$(21,276)	$(19,889)

Recent Accounting Pronouncements    In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. SFAS No. 149 has no impact on the Company’s financial statements or results of operations.

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

Effective December 31, 2003, Wabtec adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits—an Amendment of FASB Statements No. 87, 88 and 106” for its U.S. pension plans. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods. See Note 7 to the Consolidated Financial Statements for the required additional disclosures.

During 2003, the Company adopted FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 requires increased disclosure of guarantees, including those for

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Quarterly Period Ended March 31, 2004 (Unaudited)

which likelihood of payment is remote, and product warranty information (see Note 9). FIN 45 also requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance. The adoption of FIN 45 had no impact on the Company’s financial statements or results of operations.

In January 2004, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” A variable interest entity (“VIE”) is one where the contractual or ownership interests in an entity change with changes in the entity’s net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. The adoption of FASB Interpretation No. 46 had no impact on the Company’s financial statements or results of operations.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In January 2004, the FASB issued Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (FSP FAS 106-1). This position permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. As permitted by FSP FAS 106-1, the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. In accordance with FSP FAS 106-1, appropriate disclosures related to the deferral election have been made in Note 7 to the consolidated financial statements.

Reclassifications    Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentations.

3. DISCONTINUED OPERATIONS

In the fourth quarter of 2001, the Company decided to exit a business and put this business up for sale. As of December 31, 2003, this business had not sold. The Company actively solicited but did not receive any reasonable offers to purchase the asset. The asset is no longer being actively marketed and as a result, the Company reclassed the business to continuing operations in the fourth quarter of 2003. Such reclassification had no material impact on the financial statements.

In accordance with SFAS 144, the operating results of this business have been classified as discontinued operations as follows:

In thousands	Three months ended March 31, 2003
Net sales	$2,311
Income before income taxes	184
Income tax expense	67

Income from discontinued operations	$117

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Quarterly Period Ended March 31, 2004 (Unaudited)

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	March 31, 2004	December 31, 2003
Raw materials	$32,133	$28,711
Work-in-process	49,484	45,559
Finished goods	16,468	17,539

Total inventory	$98,085	$91,809

5. INTANGIBLES

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis over the assets’ estimated useful life. Instead, they will be subject to periodic assessments for impairment by applying a fair-value-based test. The fair value of these reporting units was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. The Company performed the required impairment test in 2003 which resulted in no additional impairment charge. Goodwill remaining on the balance sheet is $109.5 million at March 31, 2004.

As of March 31, 2004 and December 31, 2003, the Company’s trademarks had a net carrying amount of $19.6 million and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	March 31, 2004	December 31, 2003
Patents and other, net of accumulated amortization of $21,580 and $21,053	$13,148	$13,675
Covenants not to compete, net of accumulated amortization of $9,483 and $9,437	91	137
Intangible pension asset	4,401	4,401

Total	$17,640	$18,213

In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable assets and determined that they continue to be appropriate. The weighted average useful live of patents was 13 years and covenants not to compete was five years.

Amortization expense for intangible assets was $558,000 and $801,000 for the three months ended March 31, 2004, and 2003, respectively. Estimated amortization expense for the remainder of 2004 and the five succeeding years are as follows (in thousands):

2004	$1,492
2005	2,062
2006	1,898
2007	1,789
2008	1,718
2009	1,543

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Quarterly Period Ended March 31, 2004 (Unaudited)

There was no change in the carrying amount of goodwill for the three months ended March 31, 2004. Goodwill for the Freight Group and Transit Group is $92.6 million and $16.9 million, respectively.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2004	December 31, 2003
Credit agreement	$40,000	$40,000
6.875% Senior notes due 2013	150,000	150,000
Other	211	225

Total	$190,211	$190,225
Less—current portion	—	—

Long—term portion	$190,211	$190,225

Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Credit Agreement” provides a $175 million five-year revolving credit facility expiring in January 2009. At March 31, 2004, the Company had available borrowing capacity, net of letters of credit, of approximately $118.4 million, subject to certain financial covenant restrictions. Under the Credit Agreement, the Company may elect a base rate or an interest rate based on London Interbank Offered Rates of Interest (“LIBOR”). The base rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 100 to 200 basis points depending on the Company’s consolidated total indebtedness to cash flow ratios. The current margin is 175 basis points.

To reduce the impact of the variable interest rates described above, the Company entered into interest rate swaps which effectively convert the debt to fixed rate borrowings during the term of the swaps. On March 31, 2004, the notional value of the interest rate swaps outstanding totaled $40 million and effectively changed the Company’s interest rate on bank debt from a variable rate to a fixed rate of 4.103%.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Quarterly Period Ended March 31, 2004 (Unaudited)

under which the Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens.

In 2001, the Company sold a small non-core operating unit to that unit’s management team. As part of the sale, Wabtec guaranteed approximately $3 million of bank debt of the buyer, which was used for the purchase financing. In the event that the purchaser cannot repay or refinance the debt without a guarantee by Wabtec, the business would be returned to Wabtec. This debt is due in June 2004. The Company has no reason to believe that this debt will not be repaid or refinanced.

7. EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	Pension Plans		Postretirement Plan
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$735	$606	$96	$82
Interest cost	1,694	1,619	437	429
Expected return on plan assets	(1,660)	(1,644)	—	—
Net amortization/deferrals	470	351	196	122

Net periodic benefit cost	$1,239	$932	$729	$633

Assumptions
Discount rate	6.25%	6.75%	6.25%	6.25%
Expected long-term rate of return	7.75%	8.25%	NA	NA
Rate of compensation increase	3.75%	4%	NA	NA

The Company’s funding methods, which are primarily based on the ERISA requirements, differ from those used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements.

The Company expects to contribute $6.4 million to the pension plan during 2004 and further expects that this level of funding will continue in future periods. Rebalancing of the asset allocation occurs on a quarterly basis.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Quarterly Period Ended March 31, 2004 (Unaudited)

prescription drugs. The Company sponsors retiree medical programs for certain of its locations and expects that this legislation will reduce the Company’s costs for some of these programs in the future.

In January 2004, FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-1) was issued which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company is awaiting guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that some of the Company’s retiree medical plans may need to be revised in order to qualify for beneficial treatment under the Act, while other plans can continue unchanged.

8. EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

	Three Months Ended March 31,
In thousands, except per share	2004	2003
Basic earnings per share
Income from continuing operations applicable to common shareholders	$4,807	$5,566
Divided by
Weighted average shares outstanding	44,661	43,453
Basic earnings from continuing operations per share	$0.11	$0.13

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$4,807	$5,566
Divided by sum of the
Weighted average shares outstanding	44,661	43,453
Conversion of dilutive stock options	675	146

Diluted shares outstanding	45,336	43,599
Diluted earnings from continuing operations per share	$0.11	$0.13

9. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Three Months Ended March 31,
In thousands	2004	2003
Balance at beginning of period	$13,307	$17,407
Warranty expense	2,638	3,615
Warranty payments	(2,065)	(4,315)

Balance at end of period	$13,880	$16,707

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Quarterly Period Ended March 31, 2004 (Unaudited)

10. COMMITMENTS AND CONTINGENCIES

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

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004. During the first three months of 2004, there were no material changes to the information described in Note 19 therein.

11. SEGMENT INFORMATION

Wabtec has two reportable segments—the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type. The business segments are:

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Quarterly Period Ended March 31, 2004 (Unaudited)

Segment financial information for the three months ended March 31, 2004 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$134,000	$54,228	$—	$188,228
Intersegment sales/(elimination)	2,956	46	(3,002)	—

Total sales	$136,956	$54,274	$(3,002)	$188,228

Income (loss) from operations	$16,591	$1,778	$(6,886)	$11,483
Interest expense and other	—	—	(3,913)	(3,913)

Income (loss) from continuing operations before income taxes	$16,591	$1,778	$(10,799)	$7,570

Segment financial information for the three months ended March 31, 2003 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$122,634	$46,889	$—	$169,523
Intersegment sales/(elimination)	1,963	167	(2,130)	—

Total sales	$124,597	$47,056	$(2,130)	$169,523

Income (loss) from operations	$15,705	$2,219	$(5,790)	$12,134
Interest expense and other	—	—	(3,368)	(3,368)

Income (loss) from continuing operations before income taxes	$15,705	$2,219	$(9,158)	$8,766

12. OTHER EXPENSE

The components of other expense are as follows:

	Three Months Ended March 31,
In thousands	2004	2003
Foreign currency translation	$756	$414
Other miscellaneous	154	375

Total other expense	$910	$789

13. RESTRUCTURING CHARGES

In 2001, the Company completed a merger and restructuring plan with charges totaling $71 million pre-tax, with approximately $2 million of the charge expensed in 2001, $20 million in 2000 and $49 million in 1999. The plan involved the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions, and the evaluation of certain assets as to their perceived ongoing benefit to the Company. As of March 31, 2004, there were no merger and restructuring charges still accrued on the balance sheet.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2003 Annual Report on Form 10-K, filed March 15, 2004.

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

Wabtec is a global company with operations in nine countries. In the first quarter of 2004, about 78 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 71 countries around the world.

Management Review and Outlook

Wabtec’s long-term financial goals are to generate free cash flow, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls, and increase revenues through a focused growth strategy. In addition, management monitors the Company’s short-term operational performance through measures such as quality and on-time delivery.

In the first quarter of 2004, Wabtec’s sales increased 11% compared to the first quarter of 2003, but net income decreased 16% due to several factors discussed below in “Results of Operations.”

Freight rail industry statistics, such as carloadings and orders for new freight cars, have shown substantial growth in 2004. For example, in the first quarter of 2004, carloadings grew 3.1% compared to the prior year quarter, as the freight railroads began to benefit from the strengthening economy in the U.S. As shown below, orders for new freight cars increased to 17,962 in the first quarter of 2004, the highest quarterly order rate since the third quarter of 1998. As a result, the backlog of freight cars ordered was 41,392, its highest level since the second quarter of 1999. Sales in our freight segment have demonstrated that trend. Following are quarterly freight car statistics for the past two years:

	Orders	Deliveries	Backlog
1Q02	2,637	3,855	24,055
2Q02	6,973	4,155	9,281
3Q02	10,135	4,925	14,491
4Q02	8,712	4,801	18,402
1Q03	11,767	6,614	24,055
2Q03	16,693	7,365	33,383
3Q03	6,726	8,251	31,858
4Q03	12,063	9,170	33,967
1Q04	17,962	10,012	41,392

Source: Railway Supply Institute

Looking beyond 2004, we expect freight car, locomotive and transit car deliveries to trend upwards providing an expanding market for the Company:

	Actual		Forecast
	2002	2003	2004	2005	2006
Freight car	17,714	31,400	41,000	45,000	48,000
Transit	1,322	669	754	540	798
Locomotive	969	749	1,209	770	980

Based on company estimates

In addition to this cyclical rebound in orders, we expect to generate increases in sales and earnings from executing our four-point growth strategy:

•	Expand sales of systems offerings as “Tier 1” supplier;

•	Accelerate new product and service development;

•	Expand globally;

•	Continuous improvement through lean principles.

In 2004 and beyond, we will continue to face many challenges, including increased costs for raw materials, especially metals; higher costs for medical and insurance premiums; and foreign currency fluctuations. In addition, we face general economic risks, as well as the risk that our customers could curtail spending on new and existing equipment. Risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Three Months Ended March 31,
In millions	2004	2003
Net sales	$188.2	$169.5
Cost of sales	(140.7)	(124.2)

Gross profit	47.5	45.3
Selling, general and administrative expenses	(26.4)	(23.8)
Engineering expenses	(8.8)	(8.3)
Amortization expenses	(0.8)	(1.0)

Total operating expenses	(36.0)	(33.1)
Income from operations	11.5	12.2
Interest expense	(3.0)	(2.6)
Other expense, net	(0.9)	(0.8)

Income from continuing operations before income taxes	7.6	8.8
Income tax expense	(2.8)	(3.2)

Income from continuing operations	4.8	5.6
Discontinued operations
Income from discontinued operations (net of tax)	—	0.1

Net income	$4.8	$5.7

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

The following table summarizes the results of operations for the period:

	Three months ended March 31,
In thousands	2004	2003	Percent Change
Net sales	$188,228	$169,523	11.0%
Income from operations	11,483	12,134	(5.4)%
Net income	4,807	5,683	(15.4)%

Net sales increased by 11% from $169.5 million in the first three months of 2003 to $188.2 million in the same period in 2004, primarily the result of improving industry conditions, and improved contract performance. Net income for the first three months of 2004 was $4.8 million or $0.11 per diluted share, while net income for the first three months of 2003 was $5.7 million or $0.13 per diluted share. This decrease in net income was primarily due to increased operating expenses and higher interest expense.

The following table shows the Company’s net sales by business segment:

	For the three months ended March 31,
In thousands	2004	2003
Freight Group	$134,000	$122,634
Transit Group	54,228	46,889

Net sales	$188,228	$169,523

Net sales    Net sales for the first quarter of 2004 increased $18.7 million, or 11%, as compared to the same period of 2003. Sales increased in both the Freight Group and the Transit Group. The Freight Group’s increased sales reflected higher sales of certain components to international markets; higher demand for pneumatic air brake components because of increased deliveries of freight cars; and greater demand for friction products due to overall increased rail traffic in the first quarter. Industry deliveries of new freight cars for the first quarter of 2004 increased to 17,962 units as compared to 11,767 in the same period of 2003. The Transit Group’s increased sales were due to a greater number of shipments and deliveries of rail door assemblies under existing contracts.

Gross profit    Gross profit increased to $47.5 million in the first three months of 2004 compared to $45.3 million in the same period of 2003. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 25.2% compared to 26.7% in 2003. The decrease in gross profit percentage is primarily due to increased manufacturing costs because of higher steel prices, the negative impact of foreign currency exchange rates on the Company’s Canadian operations, inefficiencies relating to the closing and relocation of an electronics plant from Canada to the U.S., and the ramp-up of low-margin rail door contracts in the Transit Group. The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency.

The following table shows our operating expenses:

	For the three months ended March 31,
In thousands	2004	2003	Percent Change
Selling, general and administrative expenses	$26,440	$23,874	10.7%
Engineering expenses	8,812	8,268	6.6%
Amortization expense	783	1,000	(21.7)%

Total operating expenses	$36,035	$33,142	8.7%

Operating expenses    Operating expenses increased $2.9 million in the first quarter of 2004 as compared to the same period of 2003 due to higher medical and insurance premiums, foreign exchange costs and overall higher costs from inflation and sales activity. These increases were partially offset by reduced amortization expense. Amortization expense decreased due to certain intangible assets having been fully amortized.

Income from operations    Income from operations totaled $11.5 million (or 6.1% of sales) in the first three months of 2004 compared with $12.1 million (or 7.2% of sales) in the same period of 2003. Lower operating income resulted from increased operating expenses, but was partially offset by increased sales and gross profit in 2004.

Interest expense    Interest expense increased 16.4% in the first quarter of 2004 as compared to the same period of 2003 primarily due to the Company’s sale of senior notes in August 2003. The notes enabled the Company to convert short-term, variable-rate debt into fixed-rate debt at an attractive long-term interest rate.

Other expense    The Company recorded foreign exchange losses from the translation of balance sheet accounts of $756,000 and $414,000, respectively, in the first three months of 2004 and 2003.

Income taxes    The effective income tax rate remains unchanged and was 36.5% for the first quarter of 2004 and 2003.

Net income    Net income for the first three months of 2004 decreased $876,000, compared with the same period of 2003. The decrease was due to increased operating expenses and higher interest expense.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data.

	For the three months ended March 31,
In thousands	2004	2003
Cash (used) provided by:
Operating activities	$(8,747)	$(1,105)
Investing activities	(4,213)	(2,866)
Financing activities	234	(3,096)
Earnings before interest, taxes, depreciation and amortization (EBITDA)	16,826	17,179

Management utilizes EBITDA as a measure of liquidity. The following is a reconciliation of EBITDA to net cash used by operating activities:

	For the three months ended March 31,
In thousands	2004	2003
Net cash used by operating activities	$(8,747)	$(1,105)
Change in operating assets and liabilities	19,807	12,431
Change from discontinued operations	—	74
Interest expense	3,003	2,579
Income tax expense	2,763	3,200

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$16,826	$17,179

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

Operating activities    Cash used by operations in the first quarter of 2004 was $8.7 million as compared to $1.1 million in the same period of 2003. Working capital increased $13.5 million, as inventory increased $6.3 million, accounts payable and accruals decreased $3.5 million and other current assets increased $2.7 million. Inventory values increased due to the cost of steel and other metals. Accounts payable and accruals decreased because of efforts by the Company to take advantage of discount payment terms. The change in other current assets is because of a $1.8 million increase in income tax receivable.

Investing activities    In the first quarter of 2004 and 2003, cash used in investing activities was $4.2 and $2.9 million, respectively, consisting almost entirely of capital expenditures. Capital expenditures for continuing operations were $4.2 million and $2.8 million in the first three months of 2004 and 2003, respectively. The majority of capital expenditures for these periods relates to upgrades to and replacement of existing equipment.

Financing activities    In the first quarter of 2004, cash provided by financing activities was $234,000 compared to cash used by financing activities of $3.1 million in the same period of 2003. Cash used in 2003 was almost exclusively payments of $2.7 million to repay outstanding indebtedness

The following table shows our outstanding indebtedness at March 31, 2004 and 2003. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

In thousands	March 31, 2004	December 31, 2003
Revolving credit agreement	$40,000	$40,000
6.875% Senior notes due 2013	150,000	150,000
Other	211	225

Total	$190,211	$190,225
Less-current portion	—	—

Long-term portion	$190,211	$190,225

Cash balance at March 31, 2004 and December 31, 2003 was $58.1 million and $70.3 million, respectively.

Credit Agreement

In January 2004, we refinanced the credit agreement with a consortium of commercial banks. This “Credit Agreement” currently provides a $175 million five-year revolving credit facility expiring in January 2009. At March 31, 2004, the Company had available borrowing capacity, net of letters of credit, of approximately $118.4 million, subject to certain financial covenant restrictions.

Under the Credit Agreement, the Company may elect a base rate or an interest rate based on London Interbank Offered Rates of Interest (“LIBOR”). The base rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 100 to 200 basis points depending on the Company’s consolidated total indebtedness to cash flow ratios. The current margin is 175 basis points.

To reduce the impact of the variable interest rates described above, the Company entered into interest rate swaps which effectively convert the debt to fixed rate borrowings during the term of the swaps. On March 31, 2004, the notional value of the interest rate swaps outstanding totaled $40 million and effectively changed the Company’s interest rate on bank debt from a variable rate to a fixed rate of 4.103%.

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

In 2001, we sold a subsidiary to that unit’s management team. As part of the sale, we guaranteed approximately $3 million of bank debt of the buyer, which was used for the purchase financing. In the event that the purchaser cannot repay or refinance the debt without a guarantee by us, the subsidiary would be returned to us. This debt is due in June 2004. We have no reason to believe that this debt will not be repaid or refinanced.

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

The Company provides warranty reserves to cover expected costs from repairing or replacing products with durability, quality or workmanship issues occurring during established warranty periods. In general, reserves are provided for as a percentage of sales, based on historic experience. In addition, specific reserves are established for known warranty issues and their estimable losses.

Inventory is reviewed to ensure that an adequate provision is recognized for excess, slow moving and obsolete inventories. The Company compares inventory components to prior year sales history and current backlog requirements. To the extent that inventory parts exceed estimated usage and demand, a reserve is recognized to reduce the carrying value of inventory. Also, specific reserves are established for known inventory obsolescence.

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

Recent Accounting Pronouncements

See Notes 2 and 5 of “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. After considering the effects of interest rate swaps, further described below, the Company’s has no variable-rate debt at March 31, 2004. Management has entered into pay-fixed, receive-variable interest rate swap contracts that partially mitigate the impact of variable-rate debt interest rate increases. An instantaneous 100 basis point increase in interest rates would have no impact on the Company’s annual earnings.

See Note 2 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended March 31, 2004 included herein for discussion of swap contracts. These swap contracts are not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

Foreign Currency Exchange Risk

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations.

We entered into foreign currency options and forward contracts to reduce the impact of changes in currency exchange rates. A currency option gives us the right but not the obligation to exchange currency at a pre-determined exchange rate either on a specific date or within a specific period of time. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of March 31, 2004, we had outstanding option agreements with a notional value of $10.5 million CAD resulting in the recording of a current asset of $66,000 and an increase in comprehensive income of $42,000, net of tax and have forward contracts with a notional value of $82 million CAD, resulting in the recording of a current asset of $920,000 and an increase in comprehensive income of $584,000, net of tax.

Subsequent to March 31, 2004, The Company entered into additional forward contracts to hedge its exposure to Canadian currency risk. Including the forwards outstanding at March 31, 2004, the forward contracts currently have a total notional value of $114 million CAD (or $85 million USD), with an average exchange rate of $0.743 USD per $1 CAD.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first three months of 2004, approximately 68% of Wabtec’s net sales are in the United States, 9% in Canada, 1% in Mexico, and 22% in other international locations, primarily Europe. At March 31, 2004, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

There have been no material changes to report regarding the Company’s commitments and contingencies as described in Note 20 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003.

EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903), and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Chairman of the Board

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chairman of the Board and Chief Financial Officer

(b) During the first quarter of 2004, the Company filed or furnished the following Current Reports on Form 8-K pertaining to the following items:

A Current Report on Form 8-K dated January 12, 2004, which included under Items 5 and 7, the press release providing earnings guidance for the fourth quarter of 2003 and for fiscal 2004.

A Current Report on Form 8-K dated February 20, 2004, which included under Items 5 and 7, the press releases announcing the signing of certain contracts, and under Items 7 and 12, the press release announcing Wabtec’s fourth quarter 2003 earnings.

A Current Report on Form 8-K dated March 23, 2004, which included under Items 5 and 7, the press release announcing that Gregory T. H. Davies, President and CEO, will undergo treatment for cancer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon
Chief Financial Officer

Date: May 7, 2004

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference

3.2	Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903), and incorporated by reference

31.1	Rule 13a-14(a) Certification of Chairman of the Board, filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith

32.1	Section 1350 Certification of Chairman of the Board and Chief Financial Officer, filed herewith