Form 10-K/A
period 2003-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2004-05-14
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

(AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

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

EXPLANATION

Set forth in this Form 10-K/A Amendment No. 1 is an amendment relating to Item 15 (a) (1) of Part IV of the Annual Report of Westinghouse Airbrake Technologies Corporation on Form 10-K for the year ended December 31, 2003. The Report of Independent Auditors (Ernst & Young LLP) as reproduced in the Securities and Exchange Commission’s EDGAR system omitted the City and State where issued, as required by Regulation S-X, Article 2-02(a)(3). This report has been corrected herein and issued along with the financial statements as of December 31, 2003 and 2002, and the results of operations and cash flows for the years then ended, which financial statements have not been amended in any manner. In connection with this amendment, the registrant is also amending the Exhibit Index in Item 15 (c) to include a new Consent of Ernst & Young LLP as Exhibit 23.1 and new certifications as Exhibits 31.2 and 32.2.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this amended annual report:

			Page
(a)	(1)	Financial Statements
		Report of Independent Auditors (Ernst & Young LLP)	6
		Report of Independent Auditors (Arthur Andersen LLP)	7
		Consolidated Balance Sheets as of December 31, 2003 and 2002	8
		Consolidated Statements of Operations for the three years ended December 31, 2003, 2002 and 2001	9
		Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2002 and 2001	10
		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2003, 2002 and 2001	11
		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules
		Schedule II - Valuation and Qualifying Accounts

(b)	Reports on Form 8-K

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

(c)	Exhibits

		Filing Method

2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	8

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

3.3	Amended and Restated By-Laws of the Company, effective November 19, 1999	8

4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	15

4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	15

4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	15

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	15

10.1	MotivePower Stock Option Agreement (originally included as Annex B to the Joint Proxy Statement/Prospectus)	8

10.2	Westinghouse Air Brake Stock Option Agreement (originally included as Annex C to the Joint Proxy Statement/Prospectus)	8

10.3	Voting Agreement dated as of September 26, 1999 among William E. Kassling, Robert J. Brooks, Harvard Private Capital Holdings, Inc. Vestar Equity Partners, L.P. and MotivePower Industries, Inc. (originally included as Annex D to the Joint Proxy Statement/Prospectus)	8

10.9	Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York (Schedules and Exhibits omitted)	9

10.10	Amended and Restated Stockholders Agreement dated as of March 5, 1997 among the RAC Voting Trust (“Voting Trust”), Vestar Equity Partners, L.P. (“Vestar Equity”), Harvard Private Capital Holdings, Inc. (“Harvard”), American Industrial Partners Capital Fund II, L.P. (“AIP”) and the Company	5

10.12	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

10.13	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc., dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.14	Letter Agreement (undated) between the Company and American Standard Inc. on environmental costs and sharing	2

10.15	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.16	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.17	License Agreement dated as of December 31, 1993 between SAB WABCO Holdings B.V. and the Company	2

10.18	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.19	Westinghouse Air Brake Company 1995 Stock Incentive Plan, as amended	7

10.20	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	9

10.22	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.23	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.27	Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of March 5, 1997 among the Voting Trust, Vestar, Harvard, AIP and the Company	5

10.28	Common Stock Registration Rights Agreement dated as of March 5, 1997 among the Company, Harvard, AIP and the Voting Trust	5

10.29	1998 Employee Stock Purchase Plan	7

10.32	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan	10

10.33	Amendment No. 1, dated as of November 16, 2000, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	11

10.34	Amendment No. 2, dated as of March 30, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.35	Amendment No. 3, dated as of July 18, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, The Chase Manhattan Bank as administrative agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.36	Amendment No. 4, dated as of September 17, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, LaSalle Bank National Association, The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.37	Amendment No. 5, dated as of November 14, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.38	Amendment No. 6, dated as of November 13, 2002, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, JP Morgan Chase Bank as administrative agent, and The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, LaSalle Bank National Association, as an issuing bank, ABN AMRO Bank N.V., as an issuing bank, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an	14

	issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999

10.39	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	12

10.40	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association dated January 12, 2004	1

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

23.2	Information Regarding Consent of Arthur Andersen LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

32.2	Section 1350 Certifications	1

99.1	Annual Report on Form 11-K for the year ended December 31, 2003 of the Westinghouse Air Brake Technologies Corporation Savings Plan	1

99.2	Annual Report on Form 11-K for the year ended December 31, 2003 of the Westinghouse Air Brake Technologies Corporation Savings Plan for Hourly Employees	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).
3	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 3, 1996.
4	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-39159).
5	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.
6	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 5, 1998.
7	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.
8	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).
9	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.
10	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.
12	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.
13	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001.
14	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.
15	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).

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

Pittsburgh, Pennsylvania

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

William E. Kassling, Chairman of the Board and Director

Date: May 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated and on the dates indicated.

	Signature and Title	Date

By	/s/ WILLIAM E. KASSLING William E. Kassling, Chairman of the Board and Director	May 14, 2004

By	/s/ ROBERT J. BROOKS Robert J. Brooks, Executive Vice President - Strategic Development and Director	May 14, 2004

By	/s/ KIM G. DAVIS Kim G. Davis, Director	May 14, 2004

By	/s/ EMILIO A. FERNANDEZ Emilio A. Fernandez, Director	May 14, 2004

By	/s/ LEE B. FOSTER, II Lee B. Foster, Director	May 14, 2004

By	/s/ MICHAEL W.D. HOWELL Michael W.D. Howell, Director	May 14, 2004

By	/s/ JAMES P. MISCOLL James P. Miscoll, Director	May 14, 2004

By	/s/ JAMES V. NAPIER James V. Napier, Director	May 14, 2004

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2003
Warranty and overhaul reserves	$17,407	$10,489	$—	$14,589	$13,307
Allowance for doubtful accounts	4,647	1,576	—	1,771	4,452
Valuation allowance - taxes	14,566	—	3,921	—	18,487
Inventory reserves	12,408	5,326	—	1,331	16,403
Merger and restructuring reserve	647	—	—	561	86
2002
Warranty and overhaul reserves	$15,373	$17,625	$—	$15,591	$17,407
Allowance for doubtful accounts	2,294	2,923	—	570	4,647
Valuation allowance- taxes	8,641	—	5,925	—	14,566
Inventory reserves	13,228	3,802	—	4,622	12,408
Merger and restructuring reserve	3,152	—	—	2,505	647
2001
Warranty and overhaul reserves	$23,482	$19,821	$(6,658)	$21,272	$15,373
Allowance for doubtful accounts	3,949	2,151	(1,287)	2,519	2,294
Valuation allowance- taxes	8,641	—	—	—	8,641
Inventory reserves	17,309	8,569	(3,689)	8,961	13,228
Merger and restructuring reserve	6,257	3,723	—	6,828	3,152

(1)	Reserves of acquired/(sold) companies and valuation allowances for state and foreign deferred tax assets

(2)	Actual disbursements and/or charges

EXHIBITS

Exhibits		Filing Method

2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	8

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

3.3	Amended and Restated By-Laws of the Company, effective November 19, 1999	8

4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	15

4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	15

4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	15

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	15

10.1	MotivePower Stock Option Agreement (originally included as Annex B to the Joint Proxy Statement/Prospectus)	8

10.2	Westinghouse Air Brake Stock Option Agreement (originally included as Annex C to the Joint Proxy Statement/Prospectus)	8

10.3	Voting Agreement dated as of September 26, 1999 among William E. Kassling, Robert J. Brooks, Harvard Private Capital Holdings, Inc. Vestar Equity Partners, L.P. and MotivePower Industries, Inc. (originally included as Annex D to the Joint Proxy Statement/Prospectus)	8

10.9	Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York (Schedules and Exhibits omitted)	9

10.10	Amended and Restated Stockholders Agreement dated as of March 5, 1997 among the RAC Voting Trust (“Voting Trust”), Vestar Equity Partners, L.P. (“Vestar Equity”), Harvard Private Capital Holdings, Inc. (“Harvard”), American Industrial Partners Capital Fund II, L.P. (“AIP”) and the Company	5

10.12	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

10.13	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc., dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.14	Letter Agreement (undated) between the Company and American Standard Inc. on environmental costs and sharing	2

10.15	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.16	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.17	License Agreement dated as of December 31, 1993 between SAB WABCO Holdings B.V. and the Company	2

10.18	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.19	Westinghouse Air Brake Company 1995 Stock Incentive Plan, as amended	7

10.20	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	9

10.22	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.23	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.27	Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of March 5, 1997 among the Voting Trust, Vestar, Harvard, AIP and the Company	5

10.28	Common Stock Registration Rights Agreement dated as of March 5, 1997 among the Company, Harvard, AIP and the Voting Trust	5

10.29	1998 Employee Stock Purchase Plan	7

10.32	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan	10

10.33	Amendment No. 1, dated as of November 16, 2000, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	11

10.34	Amendment No. 2, dated as of March 30, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.35	Amendment No. 3, dated as of July 18, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, The Chase Manhattan Bank as administrative agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.36	Amendment No. 4, dated as of September 17, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, LaSalle Bank National Association, The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.37	Amendment No. 5, dated as of November 14, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the

	Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	13

10.38	Amendment No. 6, dated as of November 13, 2002, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, JP Morgan Chase Bank as administrative agent, and The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, LaSalle Bank National Association, as an issuing bank, ABN AMRO Bank N.V., as an issuing bank, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999	14

10.39	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	12

10.40	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association dated January 12, 2004	1

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

23.2	Information Regarding Consent of Arthur Andersen LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

32.2	Section 1350 Certifications	1

99.1	Annual Report on Form 11-K for the year ended December 31, 2002 of the Westinghouse Air Brake Technologies Corporation Savings Plan	1

99.2	Annual Report on Form 11-K for the year ended December 31, 2003 of the Westinghouse Air Brake Technologies Corporation Savings Plan for Hourly Employees	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).

3	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 3, 1996.

4	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-39159).

5	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.

6	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 5, 1998.

7	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.

8	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).

9	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.

10	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.

12	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.

13	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001.

14	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.

15	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).