Form 10-Q
period 2004-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2004-08-09
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐.

As of August 4, 2004, 45,537,574 shares of Common Stock of the registrant were issued and outstanding.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES

CORPORATION

June 30, 2004 FORM 10-Q

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited June 30, 2004	December 31, 2003

Assets
Current Assets
Cash	$94,829	$70,328
Accounts receivable	130,332	129,074
Inventories	94,378	91,809
Deferred income taxes	22,766	23,457
Other current assets	8,524	7,424

Total current assets	350,829	322,092
Property, plant and equipment	336,182	332,619
Accumulated depreciation	(184,772)	(178,780)

Property, plant and equipment, net	151,410	153,839
Other Assets
Goodwill, net	109,450	109,450
Other intangibles, net	36,862	37,776
Deferred income taxes	19,036	20,315
Other noncurrent assets	13,549	12,833

Total other assets	178,897	180,374

Total Assets	$681,136	$656,305

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$81,293	$79,747
Customer deposits	21,258	16,818
Accrued compensation	17,504	18,131
Accrued warranty	15,463	13,307
Other accrued liabilities	22,872	24,777

Total current liabilities	158,390	152,780
Long-term debt	190,199	190,225
Reserve for postretirement and pension benefits	40,136	39,055
Deferred income taxes	11,463	11,631
Other long-term liabilities	12,141	14,321

Total liabilities	412,329	408,012
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 45,360,438 and 44,631,733 outstanding at June 30, 2004 and December 31, 2003, respectively.	662	662
Additional paid-in capital	283,066	282,872
Treasury stock, at cost, 20,814,329 and 21,543,034 shares, at June 30, 2004 and December 31, 2003, respectively	(258,280)	(267,586)
Retained earnings	265,107	252,234
Accumulated other comprehensive loss	(21,748)	(19,889)

Total shareholders’ equity	268,807	248,293

Total Liabilities and Shareholders’ Equity	$681,136	$656,305

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended June 30		Unaudited Six Months Ended June 30
In thousands, except per share data	2004	2003	2004	2003
Net sales	$206,508	$174,856	$394,736	$344,379
Cost of sales	(153,855)	(127,294)	(294,565)	(251,541)

Gross profit	52,653	47,562	100,171	92,838

Selling, general and administrative expenses	(25,590)	(24,919)	(52,030)	(48,793)
Engineering expenses	(8,257)	(8,246)	(17,069)	(16,514)
Amortization expense	(745)	(1,045)	(1,528)	(2,045)

Total operating expenses	(34,592)	(34,210)	(70,627)	(67,352)

Income from operations	18,061	13,352	29,544	25,486
Other income and expenses
Interest expense	(3,323)	(2,591)	(6,326)	(5,170)
Other expense, net	(623)	(1,990)	(1,533)	(2,779)

Income from continuing operations before income taxes	14,115	8,771	21,685	17,537

Income tax expense	(5,152)	(3,201)	(7,915)	(6,401)

Income from continuing operations	8,963	5,570	13,770	11,136
Discontinued operations, net of tax
Income (loss) from discontinued operations	—	(44)	—	73

Net income	$8,963	$5,526	$13,770	$11,209

Earnings (Loss) Per Common Share
Basic
Income from continuing operations	$0.20	$0.13	$0.31	$0.26
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.20	$0.13	$0.31	$0.26

Diluted
Income from continuing operations	$0.20	$0.13	$0.30	$0.26
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.20	$0.13	$0.30	$0.26

Weighted average shares outstanding
Basic	44,797	43,478	44,709	43,462
Diluted	45,526	43,790	45,411	43,685

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
In thousands	2004	2003
Operating Activities
Net income	$13,770	$11,209
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,362	11,849
Discontinued operations	—	(26)
Changes in operating assets and liabilities
Accounts receivable	(2,044)	(18,119)
Inventories	(3,365)	(818)
Accounts payable	1,839	6,983
Accrued income taxes	3,662	1,675
Accrued liabilities and customer deposits	2,987	(112)
Other assets and liabilities	(7,752)	(1,230)

Net cash provided by operating activities	21,459	11,411

Investing Activities
Purchase of property, plant and equipment	(8,393)	(5,364)
Disposals of property, plant and equipment	912	—
Discontinued operations	—	(108)

Net cash used for investing activities	(7,481)	(5,472)

Financing Activities
Repayments of loans under credit agreement	—	(12,700)
Other repayments	(23)	(659)
Proceeds from the issuance of treasury stock for stock options and other benefit plans	9,500	572
Cash dividends	(897)	(877)

Net cash provided by/(used for) financing activities	8,580	(13,664)

Effect of changes in currency exchange rates	1,943	(2,780)

Increase (decrease) in cash	24,501	(10,505)
Cash, beginning of year	70,328	19,210

Cash, end of period	$94,829	$8,705

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 (UNAUDITED)

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

Wabtec is a global company with operations in nine countries. In the first six months of 2004, about 78 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 71 countries around the world.

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

Revenue Recognition Revenue is recognized in accordance with Staff Accounting Bulletins (SABs) 101, “Revenue Recognition in Financial Statements” and 104, “Revision of Topic 13”. Wabtec recognizes revenue upon the passage of title, ownership and risk of loss to the customer.

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

The Company continues to not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the stock at the time of grant. As a result, the adoption of SFAS No. 148 had no impact on our results of operations or financial position.

Had compensation expense for these plans been determined based on the fair value at the grant dates for awards, the Company’s net income and earnings per share would be as set forth in the following table. For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options’ vesting period.

	Three months ended June 30,
In thousands, except per share	2004	2003
Net income as reported	$8,963	$5,526
Stock based compensation (income) expense under FAS123, net of tax of $(13) and $12	(24)	20

Pro forma	$8,987	$5,506

Basic earnings per share
As reported	$0.20	$0.13
Pro forma	0.20	0.13
Diluted earnings per share
As reported	$0.20	$0.13
Pro forma	0.20	0.13

	Six months ended June 30,
In thousands, except per share	2004	2003
Net income as reported	$13,770	$11,209
Stock based compensation expense under FAS123, net of tax of $826 and $811	1,436	1,409

Pro forma	$12,334	$9,800

Basic earnings per share
As reported	$0.31	$0.26
Pro forma	0.28	0.23
Diluted earnings per share
As reported	$0.30	$0.26
Pro forma	0.27	0.23

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and six months ended June 30,
	2004	2003
Dividend yield	.3%	.3%
Risk-free interest rate	5.0%	5.3%
Stock price volatility	46.0	46.0
Expected life (years)	5.0	5.0

Financial Derivatives and Hedging Activities The Company has entered into interest rate swap agreements to reduce the impact of interest rate changes on its variable rate borrowings. Interest rate swaps are agreements with a counterparty to exchange periodic interest payments (such as pay fixed, receive variable) calculated on a notional principal amount. The interest rate differential to be paid or received is recognized as interest expense.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, and as amended by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” effective January 1, 2001, resulting in the recording of current assets of $266,000, long term assets of $399,000, current liabilities of $760,000, long term liabilities of $1.1 million, and a decrease in other comprehensive loss of $1.2 million. In the application, the Company has concluded its interest rate swap contracts qualify for “special cash flow hedge accounting” which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet. At June 30, 2004, and as a result of entering into these interest rate swaps, the Company is expected to incur $519,000 in additional interest expense in 2004.

The Company also entered into foreign currency options and forward contracts to reduce the impact of changes in currency exchange rates. A currency option gives the Company the right but not the obligation to exchange currency at a pre-determined exchange rate either on a specific date or within a specific period of time. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars and the purchase of Canadian Dollars (CAD). As of June 30, 2004, the Company has no outstanding option agreements and has forward contracts with a notional value of $100.5 million CAD (or $74.5 million U.S.), with an average exchange rate of $0.742 USD per $1 CAD, resulting in the recording of a current asset of $1.2 million and an increase in comprehensive income of $741,000, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange loss was $1.7 million and $2.7 million for the six months ended June 30, 2004, and 2003, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Net income	$8,963	$5,526	$13,770	$11,209
Foreign currency translation	(1,075)	5,185	(1,864)	8,761
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax	488	226	309	524
Unrealized gains on other derivatives, net of tax	115	—	506	—
Additional minimum pension liability, net of tax	—	—	(810)	—

Total comprehensive income	$8,491	$10,937	$11,911	$20,494

The components of accumulated other comprehensive income (loss) consisted of the following:

In thousands	June 30, 2004	December 31, 2003
Foreign currency translation	$(5,389)	$(3,525)
Unrealized gain (loss) on hedges, net of tax	102	(207)
Unrealized gains on other derivatives, net of tax	741	235
Additional minimum pension liability, net of tax	(17,202)	(16,392)

Total accumulated comprehensive loss	$(21,748)	$(19,889)

Recent Accounting Pronouncements Effective December 31, 2003, Wabtec adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits—an Amendment of FASB Statements No. 87, 88 and 106” for its U.S. pension plans. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods. See Note 7 to the Consolidated Financial Statements for the required additional disclosures.

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

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (FSP FAS 106-2) which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits and will supercede FSP FAS 106-1. This FSP requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act and is required to be adopted for the first interim period beginning after June 15, 2004. Accordingly, the Company expects to adopt FSP FAS 106-2 in the third quarter of 2004.

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

In accordance with SFAS 144, the operating results of this business have been classified as discontinued operations for the three and six months ended June 30, 2003 and is summarized as follows:

In thousands	Three months ended June 30, 2003	Six months ended June 30, 2003
Net sales	$2,069	$4,380
Income (loss) before income taxes	(69)	115
Income tax expense (benefit)	(25)	42

Income (loss)from discontinued operations	$(44)	$73

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	June 30, 2004	December 31, 2003
Raw materials	$30,990	$28,711
Work-in-process	48,305	45,559
Finished goods	15,083	17,539

Total inventory	$94,378	$91,809

5. INTANGIBLES

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis over the assets’ estimated useful life. Instead, they will be subject to periodic assessments for impairment by applying a fair-value-based test. In 2002, the Company completed the Phase I and Phase II assessments and wrote down the carrying value of goodwill by $90 million ($83.2 million for the Freight Group and $6.8 million for the Transit Group), resulting in a non-cash after-tax charge of $61.7 million. The fair value of these reporting units was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. The Company also performed the required impairment test in 2003 which resulted in no additional impairment charge. Goodwill still remaining on the balance sheet is $109.5 million at June 30, 2004.

As of June 30, 2004 and December 31, 2003, the Company’s trademarks had a net carrying amount of $19.6 million and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	June 30, 2004	December 31, 2003
Patents and other, net of accumulated amortization of $20,911 and $21,053, at June 30, 2004 and December 31, 2003, respectively	$12,817	$13,675
Covenants not to compete, net of accumulated amortization of $9,493 and $9,437, at June 30, 2004 and December 31, 2003, respectively	81	137
Intangible pension asset	4,401	4,401

Total	$17,299	$18,213

In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable assets and determined that they continue to be appropriate. The weighted average useful lives of patents was 13 years and covenants not to compete was five years.

Amortization expense for intangible assets was $520,000 and $1.1 million for the three and six months ended June 30, 2004, and $848,000 and $1.6 million for the three and six months ended June 30, 2003, respectively. Estimated amortization expense for the remainder of 2004 and the five succeeding years are as follows (in thousands):

2004	$1,053
2005	2,106
2006	1,926
2007	1,812
2008	1,727
2009	1,541

There was no change in the carrying amount of goodwill for the three and six months ended June 30, 2004. Goodwill for the Freight Group and Transit Group is $92.6 million and $16.9 million, respectively.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	June 30, 2004	December 31, 2003
Credit agreement	$40,000	$40,000
6.875% Senior notes due 2013	150,000	150,000
Other	199	225

Total	$190,199	$190,225
Less–current portion	—	—

Long–term portion	$190,199	$190,225

Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Credit Agreement” provides a $175 million five-year revolving credit facility expiring in January 2009. At June 30, 2004, the Company had available borrowing capacity, net of letters of credit, of approximately $113 million, subject to certain financial covenant restrictions. Under the Credit Agreement, the Company may elect a base rate or an interest rate based on London Interbank Offered Rates of Interest (“LIBOR”). The base rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 100 to 200 basis points depending on the Company’s consolidated total indebtedness to cash flow ratios. The current margin is 175 basis points.

To reduce the impact of the variable interest rates described above, the Company entered into interest rate swaps which effectively convert the debt to fixed rate borrowings during the term of the swaps. On June 30, 2004, the notional value of the interest rate swaps outstanding totaled $40 million and effectively changed the Company’s interest rate on bank debt from a variable rate to a fixed rate of 4.088%.

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

	Pension Plans		Postretirement Plan
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$735	$606	$193	$82
Interest cost	1,694	1,619	546	429
Expected return on plan assets	(1,660)	(1,644)	—	—
Net amortization/deferrals	470	351	792	122

Net periodic benefit cost	$1,239	$932	$1,531	$633

Assumptions
Discount rate	6.25%	6.25%	6.25%	6.25%
Expected long-term rate of return	7.75%	7.75%	NA	NA
Rate of compensation increase	3.75%	3.75%	NA	NA

	Pension Plans		Postretirement Plan
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$1,470	$1,212	$289	$164
Interest cost	3,388	3,238	983	858
Expected return on plan assets	(3,320)	(3,288)	—	—
Net amortization/deferrals	940	702	988	244

Net periodic benefit cost	$2,478	$1,864	$2,260	$1,266

Assumptions
Discount rate	6.25%	6.25%	6.25%	6.25%
Expected long-term rate of return	7.75%	7.75%	NA	NA
Rate of compensation increase	3.75%	3.75%	NA	NA

The Company’s funding methods, which are based on governmental requirements, differ from those used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements.

The Company expects to contribute $7.2 million to the pension plans during 2004 and further expects that this level of funding will continue in future periods. Rebalancing of the asset allocation occurs on a quarterly basis.

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. In January 1995 the postretirement health care and life insurance benefits for U.S. salaried employees was modified to discontinue benefits for employees who had not attained the age of 50 by March 31, 1995. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

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

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (FSP FAS 106-2) which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits and will supercede FSP FAS 106-1. This FSP requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act and is required to be adopted for the first interim period beginning after June 15, 2004. Accordingly, the Company expects to adopt FSP FAS 106-2 in the third quarter of 2004.

8. EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

	Three Months Ended June 30,
In thousands, except per share	2004	2003
Basic earnings per share
Income from continuing operations applicable to common shareholders	$8,963	$5,570
Divided by
Weighted average shares outstanding	44,797	43,478
Basic earnings from continuing operations per share	$0.20	$0.13

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$8,963	$5,570

Divided by sum of the
Weighted average shares outstanding	44,797	43,478
Conversion of dilutive stock options	729	312

Diluted shares outstanding	45,526	43,790
Diluted earnings from continuing operations per share	$0.20	$0.13

	Six Months Ended June 30,
In thousands, except per share	2004	2003
Basic earnings per share
Income from continuing operations applicable to common shareholders	$13,770	$11,136
Divided by
Weighted average shares outstanding	44,709	43,462
Basic earnings from continuing operations per share	$0.31	$0.26

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$13,770	$11,136
Divided by sum of the
Weighted average shares outstanding	44,709	43,462
Conversion of dilutive stock options	702	223

Diluted shares outstanding	45,411	43,685
Diluted earnings from continuing operations per share	$0.30	$0.26

9. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Six Months Ended June 30,
In thousands	2004	2003
Balance at beginning of period	$13,307	$17,407
Warranty expense	6,789	7,429
Warranty payments	(4,633)	(7,878)

Balance at end of period	$15,463	$16,958

10. COMMITMENTS AND CONTINGENCIES

In 2001, the Company sold the operating assets and liabilities of a business unit to its management team. As part of the sale, Wabtec guaranteed approximately $3 million of bank debt of the buyer, which was used for the purchase financing. This debt was refinanced in June 2004, and Wabtec’s guarantee was reduced to $1.3 million. In the event that the purchaser cannot repay or refinance the debt without a guarantee by Wabtec, the business may be returned to Wabtec. The Company has no reason to believe that this debt will not be repaid or refinanced.

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

Most of these claims, including all of the RFPC claims, are submitted to insurance carriers for defense and indemnity or to non-affiliated companies that retain the liabilities for the asbestos-containing products at issue. Neither the Company nor its affiliates have to date incurred material costs related to these asbestos claims. We cannot, however, assure that all these claims will be fully covered by insurance or that the indemnitors will remain financially viable. Our ultimate legal and financial liability with respect to these claims, as is the case with other pending litigation, cannot be estimated.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004. During the first six months of 2004, there were no material changes to the information described in Note 19 therein.

11. SEGMENT INFORMATION

Wabtec has two reportable segments—the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type. The business segments are:

Freight Group manufactures products and provides services geared to the production and operation of freight cars and locomotives, including braking control equipment, on-board electronic components and train coupler equipment. Revenues are derived from OEM sales, aftermarket sales and freight car repairs and services.

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

Segment financial information for the three months ended June 30, 2004 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$146,490	$60,018	$—	$206,508
Intersegment sales/(elimination)	2,434	62	(2,496)	—

Total sales	$148,924	$60,080	$(2,496)	$206,508

Income (loss) from operations	$18,323	$6,604	$(6,866)	$18,061
Interest expense and other	—	—	(3,946)	(3,946)

Income (loss) from continuing operations before income taxes	$18,323	$6,604	$(10,812)	$14,115

Segment financial information for the three months ended June 30, 2003 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$128,578	$46,278	$—	$174,856
Intersegment sales/(elimination)	2,547	223	(2,770)	—

Total sales	$131,125	$46,501	$(2,770)	$174,856

Income (loss) from operations	$19,018	$80	$(5,746)	$13,352
Interest expense and other	—	—	(4,581)	(4,581)

Income (loss) from continuing operations before income taxes	$19,018	$80	$(10,327)	$8,771

Segment financial information for the six months ended June 30, 2004 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$280,490	$114,246	$—	$394,736
Intersegment sales/(elimination)	5,390	108	(5,498)	—

Total sales	$285,880	$114,354	$(5,498)	$394,736

Income (loss) from operations	$34,914	$8,382	$(13,752)	$29,544
Interest expense and other	—	—	(7,859)	(7,859)

Income (loss) from continuing operations before income taxes	$34,914	$8,382	$(21,611)	$21,685

Segment financial information for the six months ended June 30, 2003 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$251,212	$93,167	$—	$344,379
Intersegment sales/(elimination)	4,510	390	(4,900)	—

Total sales	$255,722	$93,557	$(4,900)	$344,379

Income (loss) from operations	$34,723	$2,299	$(11,536)	$25,486
Interest expense and other	—	—	(7,949)	(7,949)

Income (loss) from continuing operations before income taxes	$34,723	$2,299	$(19,485)	$17,537

12. OTHER EXPENSE

The components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Foreign currency translation	$932	$2,307	$1,688	$2,721
Other miscellaneous	(309)	(317)	(155)	58

Total other expense	$623	$1,990	$1,533	$2,779

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

Wabtec is a global company with operations in nine countries. In the first six months of 2004, about 78 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 71 countries around the world.

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

In the first six months of 2004, Wabtec’s sales increased 14.6% compared to the same period of 2003, and net income increased 22.8%.

Freight rail industry statistics, such as carloadings and orders for new freight cars, have shown substantial growth in 2004. For example, in the first six months of 2004, carloadings grew 4% compared to the first six months of 2003, as the freight railroads began to benefit from the strengthening economy in the U.S. As shown below, orders for new freight cars increased to 37,732 in the first six months of 2004. As a result, the backlog of freight cars ordered was 51,446, its highest level since the first quarter of 1999. Sales in our freight segment have demonstrated that trend. Following are quarterly freight car statistics for the past two years:

	Orders	Deliveries	Backlog
1Q02	2,637	3,855	24,055
2Q02	6,973	4,155	9,281
3Q02	10,135	4,925	14,491
4Q02	8,712	4,801	18,402
1Q03	11,767	6,614	24,055
2Q03	16,693	7,365	33,383
3Q03	6,726	8,251	31,858
4Q03	12,063	9,170	33,967
1Q04	17,962	10,012	41,392
2Q04	19,770	10,071	51,446

Source: Railway Supply Institute

Following are recent and forecasted deliveries of freight cars, locomotives and transit cars:

	Actual		Forecast
	2002	2003	2004
Freight car	17,714	31,400	42,000
Transit	1,322	669	750
Locomotive	969	749	1,200

Based on company estimates

Carloadings and Intermodal Units Originated have grown proportionally over the past three years reflecting higher rail traffic and ultimately better opportunities for maintenance and aftermarket sales for the Company:

Carloadings Originated (in thousands):	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004	4,298	4,422	N/A	N/A
2003	4,167	4,219	4,249	4,579
2002	4,086	4,280	4,304	4,527

Intermodal Units Originated (in thousands):	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004	2,585	2,750	N/A	N/A
2003	2,409	2,457	2,489	2,728
2002	2,157	2,383	2,462	2,437

Source: Association of American Railroads – Weekly Rail Traffic

In addition to this cyclical rebound in orders and rail traffic, we expect to generate future increases in sales and earnings from executing our four-point growth strategy:

•	Expand sales of systems offerings as “Tier 1” supplier;

•	Accelerate new product and service development;

•	Expand globally;

•	Continuous improvement through lean principles.

In 2004 and beyond, we will continue to face many challenges, including increased costs for raw materials, especially metals; higher costs for medical and insurance claims for both active employees and retirees; and foreign currency fluctuations. In addition, we face general economic risks, as well as the risk that our customers could curtail spending on new and existing equipment. Risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2004	2003	2004	2003
Net sales	$206.5	$174.9	$394.7	$344.4
Cost of sales	(153.9)	(127.3)	(294.6)	(251.6)

Gross profit	52.6	47.6	100.1	92.8

Selling, general and administrative expenses	(25.6)	(24.9)	(52.0)	(48.8)
Engineering expenses	(8.3)	(8.3)	(17.1)	(16.5)
Amortization expenses	(0.7)	(1.0)	(1.5)	(2.0)

Total operating expenses	(34.6)	(34.2)	(70.6)	(67.3)

Income from operations	18.0	13.4	29.5	25.5

Interest expense	(3.3)	(2.6)	(6.3)	(5.2)
Other expense, net	(0.6)	(2.0)	(1.5)	(2.8)

Income from continuing operations before income taxes	14.1	8.8	21.7	17.5
Income tax expense	(5.1)	(3.2)	(7.9)	(6.4)

Income from continuing operations	9.0	5.6	13.8	11.1
Discontinued operations
Income from discontinued operations (net of tax)	—	(0.1)	—	0.1

Net income	$9.0	$5.5	$13.8	$11.2

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

The following table summarizes the results of operations for the period:

	Three months ended June 30,
In thousands	2004	2003	Percent Change
Net sales	$206,508	$174,856	18.1%
Income from operations	18,061	13,352	35.3%
Net income	8,963	5,526	62.2%

Net sales increased by 18.1% from $174.9 million in the second quarter of 2003 to $206.5 million in the same period in 2004. Net income for the second quarter of 2004 was $9 million or $0.20 per diluted share. Net income for the second quarter of 2003 was $5.5 million or $0.13 per diluted share. This increase in net income was primarily due to increased sales.

Net sales The following table shows the Company’s net sales by business segment:

	For the three months ended June 30,
In thousands	2004	2003
Freight Group	$146,490	$128,578
Transit Group	60,018	46,278

Net sales	$206,508	$174,856

Net sales for the second quarter of 2004 increased $31.7 million, or 18.1%, as compared to the same period of 2003. Sales increased in both the Freight Group and the Transit Group. The Freight Group’s increased sales reflected higher sales of certain components to international markets, higher demand for pneumatic air brake components related to increased deliveries of freight cars, and greater demand for friction products due to overall increased rail traffic in the second quarter. Industry deliveries of new freight cars for the second quarter of 2004 increased to 10,071 units as compared to 7,365 in the same period of 2003. The Transit Group’s increased sales were due to increased deliveries of rail door assemblies under existing contracts and higher aftermarket sales.

Gross profit Gross profit increased to $52.7 million in the second quarter of 2004 compared to $47.6 million in the same period of 2003. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the second quarter of 2004, gross profit, as a percentage of sales, was 25.5% compared to 27.2% in 2003. The decrease in gross profit percentage is primarily due to increased manufacturing costs because of higher steel prices, higher medical costs for retiree health plans, the negative impact of foreign currency exchange rates on the Company’s Canadian operations, inefficiencies relating to the closing and relocation of an electronics plant from Canada to the U.S., and the ramp-up of low-margin rail door contracts in the Transit Group. The provision for warranty expense increased $337,000 in the second quarter of 2004 compared to 2003, however warranty claims decreased resulting in an overall increase of $1.6 million in our warranty reserves. The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency.

Operating expenses The following table shows our operating expenses:

	For the three months ended June 30,
In thousands	2004	2003	Percent Change
Selling, general and administrative expenses	$25,590	$24,919	2.7%
Engineering expenses	8,257	8,246	0.1%
Amortization expense	745	1,045	(28.7)%

Total operating expenses	$34,592	$34,210	1.1%

Operating expenses increased $382,000 in the second quarter of 2004 as compared to the same period of 2003 due to higher medical and insurance claims experience, foreign exchange costs and overall higher costs from inflation and sales activity. These increases were partially offset by reduced amortization expense. Amortization expense decreased due to certain intangible assets having been fully amortized.

Income from operations Income from operations totaled $18.1 million (or 8.7% of sales) in the second quarter of 2004 compared with $13.4 million (or 7.6% of sales) in the same period of 2003. Higher operating income resulted from increased sales in 2004.

Interest expense Interest expense increased 28.3% in the second quarter of 2004 as compared to the same period of 2003 primarily due to the Company’s sale of senior notes in August 2003. The notes, while resulting in higher interest expense for the quarter, enabled the Company to convert short-term, variable-rate debt into fixed-rate debt at an attractive long-term interest rate.

Other expense The Company recorded foreign exchange losses from the translation of balance sheet accounts of $932,000 and $2.3 million, respectively, in the second quarter of 2004 and 2003, respectively. Translation losses in the prior year were higher due to the composition of the translated balance sheet accounts and the significant variances in Canadian dollar exchange rates. Other miscellaneous income was $309,000 and $317,000 in the second quarter of 2004 and 2003, respectively.

Income taxes The effective income tax rate remains unchanged and was 36.5% for the second quarter of 2004 and 2003.

Net income Net income for the second quarter of 2004 increased $3.4 million, compared with the same period of 2003. The increase was due to increased sales.

FIRST SIX MONTHS OF 2004 COMPARED TO FIRST SIX MONTHS OF 2003

The following table summarizes the results of operations for the period:

	Six months ended June 30,
In thousands	2004	2003	Percent Change
Net sales	$394,736	$344,379	14.6%
Income from operations	29,544	25,486	15.9%
Net income	13,770	11,209	22.8%

Net sales increased by 14.6% from $344.4 million in the first six months of 2003 to $394.7 million in the same period in 2004. Net income for the first six months of 2004 was $13.8 million or $0.30 per diluted share. Net income for the first six months of 2003 was $11.2 million or $0.26 per diluted share. This increase in net income was primarily due to increased sales.

Net sales The following table shows the Company’s net sales by business segment:

	For the six months ended June 30,
In thousands	2004	2003
Freight Group	$280,490	$251,212
Transit Group	114,246	93,167

Net sales	$394,736	$344,379

Net sales for the first six months of 2004 increased $50.4 million, or 14.6%, as compared to the same period of 2003. Sales increased in both the Freight Group and the Transit Group. The Freight Group’s increased sales reflected higher sales of certain components to international markets, higher demand for pneumatic air brake components related to increased deliveries of freight cars, and greater demand for friction products due to overall increased rail traffic in the first six months of 2004. Industry deliveries of new freight cars for the first six months of 2004 increased to 20,083 units as compared to 13,979 in the same period of 2003. The Transit Group’s increased sales were due to increased deliveries of rail door assemblies under existing contracts and higher aftermarket sales.

Gross profit Gross profit increased to $100.2 million in the first six months of 2004 compared to $92.8 million in the same period of 2003. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the first six months of 2004, gross profit, as a percentage of sales, was 25.4% compared to 27% in 2003. The decrease in gross profit percentage is primarily due to increased manufacturing costs because of higher steel prices, higher medical costs for retiree health plans, the negative impact of foreign currency exchange rates on the Company’s Canadian operations, inefficiencies relating to the closing and relocation of an electronics plant from Canada to the U.S., and the ramp-up of low-margin rail door contracts in the Transit Group. The provision for warranty expense decreased $640,000 in the first six months of 2004 compared to 2003, however warranty claims also decreased resulting in an overall increase of $2.2 million in our warranty reserves. The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency.

Operating expenses The following table shows our operating expenses:

	For the six months ended June 30,
In thousands	2004	2003	Percent Change
Selling, general and administrative expenses	$52,030	$48,793	6.6%
Engineering expenses	17,069	16,514	3.4%
Amortization expense	1,528	2,045	(25.3)%

Total operating expenses	$70,627	$67,352	4.9%

Operating expenses increased $3.3 million in the first six months of 2004 as compared to the same period of 2003 due to higher medical and insurance claims experience, foreign exchange costs and overall higher costs from inflation and sales activity. These increases were partially offset by reduced amortization expense. Amortization expense decreased due to certain intangible assets having been fully amortized.

Income from operations Income from operations totaled $29.5 million (or 7.5% of sales) in the first six months of 2004 compared with $25.5 million (or 7.4% of sales) in the same period of 2003. Higher operating income resulted from increased sales in 2004.

Interest expense Interest expense increased 22.4% in the first six months of 2004 as compared to the same period of 2003 primarily due to the Company’s sale of senior notes in August 2003. The notes, while resulting in higher interest expense for the year, enabled the Company to convert short-term, variable-rate debt into fixed-rate debt at an attractive long-term interest rate.

Other expense The Company recorded foreign exchange losses from the translation of balance sheet accounts of $1.7 million and $2.7 million, respectively, in the first six months of 2004 and 2003. Translation losses in the prior year were higher due to the composition of the translated balance sheet accounts and the significant variances in Canadian dollar exchange rates. Other miscellaneous income was $155,000 and other miscellaneous expense was $58,000 in the first six months of 2004 and 2003, respectively.

Income taxes The effective income tax rate remains unchanged and was 36.5% for the first six months of 2004 and 2003.

Net income Net income for the first six months of 2004 increased $2.6 million, compared with the same period of 2003. The increase was due to increased sales.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data.

	For the six months ended June 30,
In thousands	2004	2003
Cash provided (used) by:
Operating activities	$21,459	$11,411
Investing activities	(7,481)	(5,472)
Financing activities	8,580	(13,664)
Earnings before interest, taxes, depreciation and amortization (EBITDA)	40,373	34,629

Management utilizes EBITDA as a measure of liquidity. The following is a reconciliation of EBITDA to net cash used for operating activities:

	For the six months ended June 30,
In thousands	2004	2003
Net cash provided by operating activities	$21,459	$11,411
Change in operating assets and liabilities	4,673	11,621
Change from discontinued operations	—	26
Interest expense	6,326	5,170
Income tax expense	7,915	6,401

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$40,373	$34,629

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

Operating activities Cash provided by operations in the first six months of 2004 was $21.5 million as compared to $11.4 million in the same period of 2003. The cash provided in 2004 consisted mainly of net income of $13.8 million and depreciation and amortization of $12.4 million. Working capital, excluding the impact of currency exchange rates, increased $789,000, as inventory increased $2.6 million, accounts payable and accruals increased $4.1 million, and accounts receivable increased $1.3 million. Inventory values increased due to the cost of steel and other metals. Accounts payable and accruals increased because of cash received in advance for long term contracts. Accounts receivable increased because of an increase in sales.

Investing activities In the first six months of 2004 and 2003, cash used in investing activities was $7.5 million and $5.5 million, respectively, consisting almost entirely of capital expenditures. Capital expenditures for continuing operations were $8.4 million and $5.4 million in the first six months of 2004 and 2003, respectively. The majority of capital expenditures for these periods relates to upgrades to and replacement of existing equipment.

Financing activities In the first six months of 2004, cash provided by financing activities was $8.6 million compared to cash used by financing activities of $13.7 million in the same period of 2003. The cash provided in 2004 included $9.5 million of proceeds from the issuance of treasury stock for stock options and other benefit plans, offset by $897,000 of dividend payments. Cash used in 2003 was almost exclusively payments of $12.7 million to repay outstanding indebtedness.

The following table shows our outstanding indebtedness at June 30, 2004 and December 31, 2003. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

In thousands	June 30, 2004	December 31, 2003
Revolving credit agreement	$40,000	$40,000
6.875% Senior notes due 2013	150,000	150,000
Other	199	225

Total	$190,199	$190,225
Less-current portion	—	—

Long-term portion	$190,199	$190,225

Cash balance at June 30, 2004 and December 31, 2003 was $94.8 million and $70.3 million, respectively.

Credit Agreement

In January 2004, we refinanced the credit agreement with a consortium of commercial banks. This “Credit Agreement” currently provides a $175 million five-year revolving credit facility expiring in January 2009. At June 30, 2004, the Company had available borrowing capacity, net of letters of credit, of approximately $113 million, subject to certain financial covenant restrictions.

Under the Credit Agreement, the Company may elect a base rate or an interest rate based on London Interbank Offered Rates of Interest (“LIBOR”). The base rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 100 to 200 basis points depending on the Company’s consolidated total indebtedness to cash flow ratios. The current margin is 175 basis points. The Credit Agreement includes the following covenants: a minimum interest expense coverage ratio of 3, a maximum debt to cash flow ratio of 3.5 and a minimum net worth of $180 million plus 50% of consolidated net income since September 30, 2003.

To reduce the impact of the variable interest rates described above, the Company entered into interest rate swaps which effectively convert the debt to fixed rate borrowings during the term of the swaps. On June 30, 2004, the notional value of the interest rate swaps outstanding totaled $40 million and effectively changed the Company’s interest rate on bank debt from a variable rate to a fixed rate of 4.088%.

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

In 2001, we sold the operating assets and liabilities of a business unit to its management team. As part of the sale, we guaranteed approximately $3 million of bank debt of the buyer, which was used for the purchase financing. This debt was refinanced in June 2004, and Wabtec’s guarantee was reduced to $1.3 million. In the event that the purchaser cannot repay or refinance the debt without a guarantee by us, the subsidiary may be returned to us. We have no reason to believe that this debt will not be repaid or refinanced.

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

Recent Accounting Pronouncements

See Notes 2 and 5 of “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. After considering the effects of interest rate swaps, further described below, the Company has no variable-rate debt at June 30, 2004. Management has entered into pay-fixed, receive-variable interest rate swap contracts that mitigate the impact of variable-rate debt interest rate increases. An instantaneous 100 basis point increase in interest rates would have no impact on the Company’s annual earnings.

See Note 2 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2004 included herein for discussion of swap contracts. These swap contracts are not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

Foreign Currency Exchange Risk

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations.

We entered into foreign currency options and forward contracts to reduce the impact of changes in currency exchange rates. A currency option gives us the right but not the obligation to exchange currency at a pre-determined exchange rate either on a specific date or within a specific period of time. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of June 30, 2004, we had no outstanding option agreements and have forward contracts with a notional value of $100.5 million CAD (or $74.5 million U.S.), with an average exchange rate of $0.742 USD per $1 CAD, resulting in the recording of a current asset of $1.2 million and an increase in comprehensive income of $741,000, net of tax.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first six months of 2004, approximately 67% of Wabtec’s net sales are in the United States, 9% in Canada, 2% in Mexico, and 22% in other international locations, primarily Europe. At June 30, 2004, the Company does not believe changes in foreign currency exchange rates represent a material risk to results of operations, financial position, or liquidity.

CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

There have been no material changes to report regarding the Company’s commitments and contingencies as described in Note 20 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held May 19, 2004. Two matters were considered and voted upon at the Annual Meeting: the election of three persons to serve as directors and the ratification of the appointment of Ernst & Young as independent public accountants of the Company for the 2004 fiscal year.

Nominations of Robert J. Brooks, William E. Kassling and James P. Miscoll to serve as directors for a term expiring in 2007 were considered and each nominee was elected. Mr. Miscoll is independent and is not an employee of the Company.

Ernst & Young was ratified as the independent public accountant of Wabtec for the 2004 fiscal year.

The voting was as follows:

Nominee	Title	Votes For	Votes Against	Votes Withheld
Robert J. Brooks	Former Executive Vice President Strategic Development, Wabtec	35,814,039	—	3,113,592
William E. Kassling	Chairman of the Board and Chief Executive Officer, Wabtec	35,815,530	—	3,112,101
James P. Miscoll	Former Vice Chairman, Bank of America	35,978,337	—	2,949,294

	Votes For	Votes Against	Votes Abstain	Broker Non-Votes
Ernst & Young	38,473,754	316,991	136,886	—

Emilio A. Fernandez, Lee B. Foster II, James V. Napier, Kim G. Davis and Michael W. D. Howell will serve as directors until their terms expire and until their successors have been duly elected and qualified.

EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903), and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b)	During the second quarter of 2004, the Company filed or furnished the following Current Reports on Form 8-K pertaining to the following items:

A	Current Report on Form 8-K dated April 23, 2004, which included under Items 7 and 12, the press release announcing Wabtec’s first quarter 2004 earnings.

A	Current Report on Form 8-K dated May 25, 2004, which included under Items 5 and 7, the press release announcing that Gregory T. H. Davies, President and CEO, was resigning due to health reasons.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon
Chief Financial Officer

Date:	August 9, 2004

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference

3.2	Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903), and incorporated by reference

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, filed herewith