Form 10-Q
period 2004-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2004-11-09
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 4, 2004, 46,008,407 shares of Common Stock of the registrant were issued and outstanding.

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

September 30, 2004 FORM 10-Q

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited September 30, 2004	December 31, 2003
Assets

Current Assets
Cash	$97,296	$70,328
Accounts receivable	136,154	129,074
Inventories	97,645	91,809
Deferred income taxes	23,164	23,457
Other current assets	15,621	7,424

Total current assets	369,880	322,092
Property, plant and equipment	341,625	332,619
Accumulated depreciation	(190,755)	(178,780)

Property, plant and equipment, net	150,870	153,839
Other Assets
Goodwill	109,450	109,450
Other intangibles, net	36,283	37,776
Deferred income taxes	13,329	20,315
Other noncurrent assets	13,208	12,833

Total other assets	172,270	180,374

Total Assets	$693,020	$656,305

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$89,115	$79,747
Customer deposits	23,377	16,818
Accrued compensation	16,566	18,131
Accrued warranty	16,141	13,307
Other accrued liabilities	20,351	24,777

Total current liabilities	165,550	152,780
Long-term debt	190,112	190,225
Reserve for postretirement and pension benefits	33,665	39,055
Deferred income taxes	6,335	11,631
Other long-term liabilities	11,208	14,321

Total liabilities	406,870	408,012
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 45,680,901 and 44,631,733 outstanding at September 30, 2004 and December 31, 2003, respectively.	662	662
Additional paid-in capital	283,712	282,872

Treasury stock, at cost, 20,493,866 and 21,543,034 shares, at September 30, 2004 and December 31, 2003, respectively	(254,387)	(267,586)
Retained earnings	274,081	252,234
Accumulated other comprehensive loss	(17,918)	(19,889)

Total shareholders’ equity	286,150	248,293

Total Liabilities and Shareholders’ Equity	$693,020	$656,305

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended September 30		Unaudited Nine Months Ended September 30
In thousands, except per share data	2004	2003	2004	2003
Net sales	$202,894	$167,189	$597,630	$511,568
Cost of sales	(152,990)	(123,764)	(447,555)	(375,305)

Gross profit	49,904	43,425	150,075	136,263

Selling, general and administrative expenses	(31,114)	(24,097)	(83,144)	(72,890)
Engineering expenses	(8,381)	(7,746)	(25,450)	(24,260)
Amortization expense	(771)	(1,084)	(2,299)	(3,129)

Total operating expenses	(40,266)	(32,927)	(110,893)	(100,279)

Income from operations	9,638	10,498	39,182	35,984

Other income and expenses
Interest expense	(3,136)	(2,633)	(9,462)	(7,803)
Other income (expense), net	658	875	(875)	(1,904)

Income from continuing operations before income taxes	7,160	8,740	28,845	26,277

Income tax benefit (expense)	2,268	(3,190)	(5,647)	(9,591)

Income from continuing operations	9,428	5,550	23,198	16,686

Discontinued operations, net of tax
Income from discontinued operations	—	53	—	126

Net income	$9,428	$5,603	$23,198	$16,812

Earnings Per Common Share

Basic
Income from continuing operations	$0.21	$0.13	$0.52	$0.39
Income from discontinued operations	—	—	—	—

Net income	$0.21	$0.13	$0.52	$0.39

Diluted
Income from continuing operations	$0.20	$0.13	$0.51	$0.38
Income from discontinued operations	—	—	—	—

Net income	$0.20	$0.13	$0.51	$0.38

Weighted average shares outstanding
Basic	45,503	43,553	44,844	43,480
Diluted	46,276	44,175	45,577	43,813

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
In thousands	2004	2003
Operating Activities
Net income	$23,198	$16,812
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	19,025	18,337
Discontinued operations	—	(19)
Changes in operating assets and liabilities
Accounts receivable	(7,333)	(19,573)
Inventories	(6,285)	(9,338)
Accounts payable	9,221	13,619
Accrued income taxes	(1,024)	5,566
Accrued liabilities and customer deposits	3,863	1,146
Other assets and liabilities	(15,442)	(4,796)

Net cash provided by operating activities	25,223	21,754

Investing Activities
Purchase of property, plant and equipment	(13,056)	(9,644)
Disposals of property, plant and equipment	1,336	—
Discontinued operations	—	(127)

Net cash used for investing activities	(11,720)	(9,771)

Financing Activities
Repayments of loans under credit agreement	—	(149,700)
Proceeds from senior note offering	—	150,000
Other repayments	(111)	(5,244)
Proceeds from the issuance of treasury stock for stock options and other benefit plans	13,497	2,682
Cash dividends	(1,351)	(1,315)

Net cash provided by/(used for) financing activities	12,035	(3,577)

Effect of changes in currency exchange rates	1,430	(1,224)

Increase in cash	26,968	7,182
Cash, beginning of year	70,328	19,210

Cash, end of period	$97,296	$26,392

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 (UNAUDITED)

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

Wabtec is a global company with operations in nine countries. In the first nine months of 2004, about 79 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 74 countries around the world.

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

Stock-Based Compensation

Historically the Company has not recognized compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the stock at the time of grant. As a result, the adoption of SFAS No. 148 had no impact on our results of operations or financial position.

Had compensation expense for these plans been determined based on the fair value at the grant dates for awards, the Company’s net income and earnings per share would be as set forth in the following table. For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options’ vesting period.

	Three months ended September 30,
In thousands, except per share	2004	2003
Net income as reported	$9,428	$5,603
Stock based compensation (income) expense under FAS123, net of tax of $(5) and $25	(8)	43

Pro forma	$9,436	$5,560

Basic earnings per share
As reported	$0.21	$0.13
Pro forma	0.21	0.13
Diluted earnings per share
As reported	$0.20	$0.13
Pro forma	0.20	0.12

	Nine months ended September 30,
In thousands, except per share	2004	2003
Net income as reported	$23,198	$16,812
Stock based compensation expense under FAS123, net of tax of $821 and $835	1,428	1,452

Pro forma	$21,770	$15,360

Basic earnings per share
As reported	$0.52	$0.39
Pro forma	0.49	0.35
Diluted earnings per share
As reported	$0.51	$0.38
Pro forma	0.47	0.35

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and nine months ended September 30,
	2004	2003
Dividend yield	.3%	.3%
Risk-free interest rate	5.0%	5.3%
Stock price volatility	46.0	46.1
Expected life (years)	5.0	5.0

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

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, and as amended by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” effective January 1, 2001. In the application, the Company has concluded its interest rate swap contracts qualify for “special cash flow hedge accounting” which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet resulting in the recording of a current liability of $10,000 and a long term liability of $4,000. Net of accrued interest realized, the Company has recorded other comprehensive income of $12,000, net of tax. At September 30, 2004, and as a result of entering into these interest rate swaps, the Company is expected to incur $441,000 in additional interest expense in 2004.

The Company also entered into foreign currency options and forward contracts to reduce the impact of changes in currency exchange rates. A currency option gives the Company the right but not the obligation to exchange currency at a pre-determined exchange rate either on a specific date or within a specific period of time. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars and the purchase of Canadian Dollars (CAD). As of September 30, 2004, the Company has no outstanding option agreements and has forward contracts with a notional value of $80 million CAD (or $59.2 million U.S.), with an average exchange rate of $0.74 USD per $1 CAD, resulting in the recording of a current asset of $4 million and an increase in comprehensive income of $2.5 million, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange loss was $1.3 million and $2.1 million for the nine months ended September 30, 2004, and 2003, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Net income	$9,428	$5,603	$23,198	$16,812
Foreign currency translation gain (loss)	2,153	(138)	289	8,623
Unrealized (loss) gain on interest rate swaps, net of tax	(90)	157	219	681
Unrealized gains on foreign exchange derivatives, net of tax	1,767	—	2,273	—
Additional minimum pension liability, net of tax	—	—	(810)	—

Total comprehensive income	$13,258	$5,622	$25,169	$26,116

The components of accumulated other comprehensive income (loss) consisted of the following:

In thousands	September 30, 2004	December 31, 2003
Foreign currency translation loss	$(3,236)	$(3,525)
Unrealized gain (loss) on interest rate swaps, net of tax	12	(207)
Unrealized gains on foreign exchange derivatives, net of tax	2,508	235
Additional minimum pension liability, net of tax	(17,202)	(16,392)

Total accumulated comprehensive loss	$(17,918)	$(19,889)

Recent Accounting Pronouncements Effective December 31, 2003, Wabtec adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits - an Amendment of FASB Statements No. 87, 88 and 106” for its U.S. pension plans. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods. See Note 7 to the Consolidated Financial Statements for the required additional disclosures.

3. DISCONTINUED OPERATIONS AND ACQUISITIONS

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

In accordance with SFAS 144, the operating results of this business have been classified as discontinued operations for the three and nine months ended September 30, 2003 and are summarized as follows:

In thousands	Three months ended September 30, 2003	Nine months ended September 30, 2003
Net sales	$2,213	$6,593
Income before income taxes	84	199
Income tax expense	31	73

Income from discontinued operations	$53	$126

During the third quarter of 2004, the Company signed an agreement to acquire the assets of Rutgers Rail S.p.A. Based in Italy, Rutgers Rail is a manufacturer of friction and interior components in Europe. This transaction is expected to close during the fourth quarter once certain conditions customary to such an acquisition are completed.

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	September 30, 2004	December 31, 2003
Raw materials	$29,570	$28,711
Work-in-process	50,976	45,559
Finished goods	17,099	17,539

Total inventory	$97,645	$91,809

5. INTANGIBLES

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis over the assets’ estimated useful life. Instead, they will be subject to periodic assessments for impairment by applying a fair-value-based test. The Company performed the required impairment test in 2003 which resulted in no additional impairment charge. Goodwill still remaining on the balance sheet is $109.5 million at September 30, 2004.

As of September 30, 2004 and December 31, 2003, the Company’s trademarks had a net carrying amount of $19.6 million and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	September 30, 2004	December 31, 2003
Patents and other, net of accumulated amortization of $18,698 and $21,053, at September 30, 2004 and December 31, 2003, respectively	$12,247	$13,675
Covenants not to compete, net of accumulated amortization of $8,253 and $9,437, at September 30, 2004 and December 31, 2003, respectively	71	137
Intangible pension asset	4,401	4,401

Total	$16,719	$18,213

In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its intangible assets and determined that they continue to be appropriate. The weighted average useful lives of patents was 13 years and covenants not to compete was five years.

Amortization expense for intangible assets was $548,000 and $1.6 million for the three and nine months ended September 30, 2004, and $829,000 and $2.5 million for the three and nine months ended September 30, 2003, respectively. Estimated amortization expense for the remainder of 2004 and the five succeeding years are as follows (in thousands):

2004	$525
2005	2,106
2006	1,926
2007	1,812
2008	1,727
2009	1,541

There was no change in the carrying amount of goodwill for the three and nine months ended September 30, 2004. Goodwill for the Freight Group and Transit Group is $92.6 million and $16.9 million, respectively.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2004	December 31, 2003
Credit agreement	$40,000	$40,000
6.875% Senior notes due 2013	150,000	150,000
Other	112	225

Total	$190,112	$190,225
Less–current portion	—	—

Long–term portion	$190,112	$190,225

Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Credit Agreement” provides a $175 million five-year revolving credit facility expiring in January 2009. At September 30, 2004, the Company had available borrowing capacity, net of letters of credit, of approximately $113.4 million, subject to certain financial covenant restrictions. Under the Credit Agreement, the Company may elect a base rate or an interest rate based on London Interbank Offered Rates of Interest (“LIBOR”). The base rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 100 to 200 basis points depending on the Company’s consolidated total indebtedness to cash flow ratios. The current margin is 125 basis points.

To reduce the impact of the variable interest rates described above, the Company entered into interest rate swaps which effectively convert the debt to fixed rate borrowings during the term of the swaps. On September 30, 2004, the notional value of the interest rate swaps outstanding totaled $40 million and effectively changed the Company’s interest rate on bank debt from a variable rate to a fixed rate of 3.84%.

The Credit Agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and “change of control” of the Company.

6 7/8% Senior Notes Due August 2013

In August 2003, the Company issued $150 million of Senior Notes due in 2013 (the “Notes”). The Notes were issued at par. Interest on the notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.

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

	Pension Plans Three months ended September 30,		Postretirement Plan Three months ended September 30,
In thousands, except percentages	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$735	$606	$144	$82
Interest cost	1,694	1,619	492	429
Expected return on plan assets	(1,660)	(1,644)	—	—
Net amortization/deferrals	470	351	494	122

Net periodic benefit cost	$1,239	$932	$1,130	$633

	Pension Plans Nine months ended September 30,		Postretirement Plan Nine months ended September 30,
In thousands, except percentages	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$2,205	$1,818	$433	$246
Interest cost	5,082	4,857	1,475	1,287
Expected return on plan assets	(4,980)	(4,932)	—	—
Net amortization/deferrals	1,410	1,053	1,482	366

Net periodic benefit cost	$3,717	$2,796	$3,390	$1,899

Assumptions
Discount rate	6.25%	6.25%	6.25%	6.25%
Expected long-term rate of return	7.75%	7.75%	NA	NA
Rate of compensation increase	3.75%	3.75%	NA	NA

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $7.2 million to the pension plans during 2004 and further expects that this level of funding will continue in future periods. Rebalancing of the asset allocation occurs on a quarterly basis.

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

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree medical programs for certain of its locations and expects that this legislation will reduce the Company’s costs for some of these programs in the future. The impact of the above mentioned Medicare legislation for Wabtec was immaterial in 2004.

8. INCOME TAXES

The overall effective income tax rate remains consistent for 2004 and 2003 at 36.5%, with the exception of the third quarter of 2004.

During the third quarter of 2004, certain items that had previously been provided for were closed from further regulatory examination, resulting in the Company recording a decrease in current tax expense of $4.9 million, or $0.11 per fully diluted share.

Subsequent to the end of the third quarter of 2004, the American Jobs Creation Act of 2004 was passed. The Company is in the process of evaluating the impact to the Company and its subsidiaries.

9. EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

	Three Months Ended September 30,
In thousands, except per share	2004	2003
Basic earnings per share
Income from continuing operations applicable to common shareholders	$9,428	$5,550

Divided by
Weighted average shares outstanding	45,503	43,553

Basic earnings from continuing operations per share	$0.21	$0.13

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$9,428	$5,550

Divided by sum of the
Weighted average shares outstanding	45,503	43,553

Conversion of dilutive stock options	773	622

Diluted shares outstanding	46,276	44,175
Diluted earnings from continuing operations per share	$0.20	$0.13

	Nine Months Ended September 30,
In thousands, except per share	2004	2003
Basic earnings per share
Income from continuing operations applicable to common shareholders	$23,198	$16,686

Divided by
Weighted average shares outstanding	44,844	43,480

Basic earnings from continuing operations per share	$0.52	$0.39

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$23,198	$16,686

Divided by sum of the
Weighted average shares outstanding	44,844	43,480

Conversion of dilutive stock options	733	333

Diluted shares outstanding	45,577	43,813
Diluted earnings from continuing operations per share	$0.51	$0.38

10. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Nine Months Ended September 30,
In thousands	2004	2003
Balance at beginning of period	$13,307	$17,407
Warranty expense	9,169	9,443
Warranty payments	(6,335)	(13,747)

Balance at end of period	$16,141	$13,103

11. COMMITMENTS AND CONTINGENCIES

In 2001, the Company sold the operating assets and liabilities of a non-core business unit to that business unit’s management team. As part of the sale, Wabtec guaranteed approximately $3 million of bank debt of the buyer, which was used for the purchase financing. This debt was refinanced in June 2004, and Wabtec’s guarantee was reduced to $1.3 million. In the event that the purchaser cannot repay or refinance the debt without a guarantee by Wabtec, the business may be returned to Wabtec. The Company has no reason to believe that this debt will not be repaid or refinanced.

Actions have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Since 2000, the number of such claims has increased. Most of these claims have been made against our wholly owned subsidiary, Railroad Friction Products Corporation (RFPC), and are based on a product sold by RFPC before we acquired American Standard, Inc.’s (ASI) 50% interest in RFPC in

1990. We acquired the remaining interest in RFPC in 1992. These claims include a suit against RFPC and its insurers seeking coverage under RFPC’s insurance policies, and a claim against the Company contending that the Company assumed ASI’s liability for asbestos claims brought against ASI that ASI alleges arise from exposure to RFPC’s products.

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

On November 3, 2000, the Company settled a suit brought against it in 1999 by GE-Harris Railway Electronics, L.L.C. and GE-Harris Railway Electronics Services, L.L.C. (collectively “GE-Harris”). On September 20, 2002, a motion in that lawsuit was filed by the successor to GE-Harris, GE Transportation Services Global Signaling, L.L.C. (“GETS-GS”). The motion by GETS-GS contended that the Company is acting beyond authority granted in the parties’ November 2000 settlement and license agreement and in contempt of the consent order that concluded the suit at that time.

In support of its motion, GETS-GS pointed principally to sales and offers to sell certain railway equipment, including distributed power equipment to Australian customers. In August 2004, the United Stated District Court for the District of Delaware ruled partially in the favor of GETS-GS ordering the Company to pay compensatory damages for lost licensing profits relating to the above mentioned distributed power equipment contracts and reimbursement for reasonable attorneys’ fees and expenses. While the Company disagrees with the ruling and intends to continue to contest this ruling, this liability of $3.2 million was recognized in the third quarter as a component of selling, general and administrative expense. Should an option be exercised by the Company’s Australian customers for additional shipments of products under the same distributed power contracts, an additional $2.7 million of compensatory damages could be owed to GETS-GS. The additional liability will not be recognized by the Company until and if such option is exercised.

The Company is subject to a RCRA Part B Closure Permit (“the Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Industries (Boise, Idaho) facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. An additional $970,000 was accrued in the third quarter of 2004 based on our refined estimates of ongoing monitoring costs. The Company was in compliance with the Permit at September 30, 2004.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004. During the first nine months of 2004, there were no material changes other than what is discussed above to the information described in Note 19 therein.

12. SEGMENT INFORMATION

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

Segment financial information for the three months ended September 30, 2004 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$146,148	$56,746	$—	$202,894
Intersegment sales/(elimination)	2,601	105	(2,706)	—

Total sales	$148,749	$56,851	$(2,706)	$202,894

Income (loss) from operations	$14,660	$3,530	$(8,552)	$9,638
Interest expense and other	—	—	(2,478)	(2,478)

Income (loss) from continuing operations before income taxes	$14,660	$3,530	$(11,030)	$7,160

Segment financial information for the three months ended September 30, 2003 is as follows:
In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$124,412	$42,777	$—	$167,189
Intersegment sales/(elimination)	2,204	181	(2,385)	—

Total sales	$126,616	$42,958	$(2,385)	$167,189

Income (loss) from operations	$16,750	$(33)	$(6,219)	$10,498
Interest expense and other	—	—	(1,758)	(1,758)

Income (loss) from continuing operations before income taxes	$16,750	$(33)	$(7,977)	$8,740

Segment financial information for the nine months ended September 30, 2004 is as follows:
In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$426,638	$170,992	$—	$597,630
Intersegment sales/(elimination)	7,991	213	(8,204)	—

Total sales	$434,629	$171,205	$(8,204)	$597,630

Income (loss) from operations	$49,574	$11,912	$(22,304)	$39,182
Interest expense and other	—	—	(10,337)	(10,337)

Income (loss) from continuing operations before income taxes	$49,574	$11,912	$(32,641)	$28,845

Segment financial information for the nine months ended September 30, 2003 is as follows:
In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$375,624	$135,944	$—	$511,568
Intersegment sales/(elimination)	6,714	571	(7,285)	—

Total sales	$382,338	$136,515	$(7,285)	$511,568

Income (loss) from operations	$51,768	$2,266	$(18,050)	$35,984
Interest expense and other	—	—	(9,707)	(9,707)

Income (loss) from continuing operations before income taxes	$51,768	$2,266	$(27,757)	$26,277

13. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

Effective August 2003, the Company issued $150 million of Senior Notes due in 2013 (“The Notes”). The obligations under the Notes are fully and unconditionally guaranteed by all U.S subsidiaries as guarantors. In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.

Balance Sheet for September 30, 2004:

In thousands	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Cash	$73,317	$(2,865)	$26,844	$—	$97,296
Accounts Receivable	1,911	87,442	46,801	—	136,154
Inventory	400	60,702	36,543	—	97,645
Other Current Assets	33,138	2,020	3,627	—	38,785

Total Current Assets	108,766	147,299	113,815	—	369,880
Net Property, Plant and Equipment	8,426	91,793	50,651	—	150,870
Goodwill	8,176	76,467	24,807	—	109,450
Investment in Subsidiaries	641,820	67,958	2,952	(712,730)	—
Intangibles	8,429	26,849	1,005	—	36,283
Other Long Term Assets	7,917	5,284	13,336	—	26,537

Total Assets	$783,534	$415,650	$206,566	$(712,730)	$693,020

Current Liabilities	$10,808	$105,923	$48,819	$—	$165,550
Intercompany	257,699	(294,891)	37,192	—	—
Long-Term Debt	190,000	44	68	—	190,112
Other Long Term Liabilities	38,877	4,300	8,031	—	51,208

Total Liabilities	497,384	(184,624)	94,110	—	406,870
Stockholders’ Equity	286,150	600,274	112,456	(712,730)	286,150

Total Liabilities and Stockholders’ Equity	$783,534	$415,650	$206,566	$(712,730)	$693,020

Balance Sheet for December 31, 2003:
In thousands	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Cash	$48,475	$3,054	$18,799	$—	$70,328
Accounts Receivable	30	70,133	58,911	—	129,074
Inventory	400	53,161	38,248	—	91,809
Other Current Assets	25,241	2,091	3,549	—	30,881

Total Current Assets	74,146	128,439	119,507	—	322,092
Net Property, Plant and Equipment	6,919	95,026	51,894	—	153,839
Goodwill	8,176	76,467	24,807	—	109,450
Investment in Subsidiaries	581,383	67,958	2,952	(652,293)	—
Intangibles	9,023	27,678	1,075	—	37,776
Other Long Term Assets	22,254	4,184	6,710	—	33,148

Total Assets	$701,901	$399,752	$206,945	$(652,293)	$656,305

Current Liabilities	$13,108	$91,473	$48,199	$—	$152,780
Intercompany	196,847	(239,338)	42,491	—	—
Long-Term Debt	190,000	115	110	—	190,225
Other Long Term Liabilities	53,653	4,768	6,586	—	65,007

Total Liabilities	453,608	(142,982)	97,386	—	408,012
Stockholders’ Equity	248,293	542,734	109,559	(652,293)	248,293

Total Liabilities and Stockholders’ Equity	$701,901	$399,752	$206,945	$(652,293)	$656,305

Income Statement for the Three Months Ended September 30, 2004:

In thousands	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales – Outside	$—	$150,064	$52,830	$—	$202,894
Sales – Intercompany	—	5,867	26,196	(32,063)	—

Total sales	—	155,931	79,026	(32,063)	202,894
Cost of Sales – Outside	2,076	(108,541)	(46,525)	—	(152,990)
Cost of Sales – Intercompany	—	(4,987)	(22,336)	27,323	—

Gross Profit (Loss)	2,076	42,403	10,165	(4,740)	49,904
Operating Expenses	(13,210)	(19,858)	(7,198)	—	(40,266)

Operating Profit (Loss)	(11,134)	22,545	2,967	(4,740)	9,638
Interest (Expense) Income	(4,369)	1,440	(207)	—	(3,136)
Other (Expense) Income	(356)	744	270	—	658
Equity Earnings	19,002	589	(1,621)	(17,970)	—

Pretax Income (Loss)	3,143	25,318	1,409	(22,710)	7,160
Income Tax Benefit (Expense)	6,285	(2,580)	(1,437)	—	2,268

Net Income (Loss)	$9,428	$22,738	$(28)	$(22,710)	$9,428

Income Statement for the Three Months Ended September 30, 2003:
In thousands	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales – Outside	$—	$120,098	$47,091	$—	$167,189
Sales – Intercompany	—	2,827	21,124	(23,951)	—

Total sales	—	122,925	68,215	(23,951)	167,189
Cost of Sales – Outside	468	(83,221)	(41,011)	—	(123,764)
Cost of Sales – Intercompany	—	(2,403)	(18,533)	20,936	—

Gross Profit (Loss)	468	37,301	8,671	(3,015)	43,425
Operating Expenses	(8,167)	(18,433)	(6,327)	—	(32,927)

Operating Profit (Loss)	(7,699)	18,868	2,344	(3,015)	10,498
Interest (Expense) Income	(3,571)	1,193	(255)	—	(2,633)
Other (Expense) Income	(523)	1,034	364	—	875
Equity Earnings	17,962	2,808	(1,897)	(18,873)	—

Income (Loss) From Continuing Operations Before Income Taxes	6,169	23,903	556	(21,888)	8,740
Income Tax Expense	(566)	(2,022)	(602)	—	(3,190)

Income (Loss) From Continuing Operations	5,603	21,881	(46)	(21,888)	5,550
Discontinued Operations	—	53	—	—	53

Net Income (Loss)	$5,603	$21,934	$(46)	$(21,888)	$5,603

Income Statement for the Nine Months Ended September 30, 2004:
In thousands	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales – Outside	$—	$435,936	$161,694	$—	$597,630
Sales – Intercompany	—	18,985	73,951	(92,936)	—

Total sales	—	454,921	235,645	(92,936)	597,630
Cost of Sales – Outside	1,704	(306,775)	(142,484)	—	(447,555)
Cost of Sales – Intercompany	—	(16,137)	(62,749)	78,886	—

Gross Profit (Loss)	1,704	132,009	30,412	(14,050)	150,075
Operating Expenses	(31,138)	(58,246)	(21,509)	—	(110,893)

Operating Profit (Loss)	(29,434)	73,763	8,903	(14,050)	39,182
Interest (Expense) Income	(13,709)	4,937	(690)	—	(9,462)
Other (Expense) Income	(947)	1,958	(1,886)	—	(875)
Equity Earnings	60,808	2,777	(3,101)	(60,484)	—

Pretax Income (Loss)	16,718	83,435	3,226	(74,534)	28,845
Income Tax Benefit (Expense)	6,480	(8,839)	(3,288)	—	(5,647)

Net Income (Loss)	$23,198	$74,596	$(62)	$(74,534)	$23,198

Income Statement for the Nine Months Ended September 30, 2003:

In thousands	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales – Outside	$—	$377,222	$134,346	$—	$511,568
Sales – Intercompany	—	14,202	62,014	(76,216)	—

Total sales	—	391,424	196,360	(76,216)	511,568
Cost of Sales – Outside	(1,285)	(260,349)	(113,671)	—	(375,305)
Cost of Sales – Intercompany	—	(12,072)	(53,549)	65,621	—

Gross Profit (Loss)	(1,285)	119,003	29,140	(10,595)	136,263
Operating Expenses	(24,137)	(56,827)	(19,315)	—	(100,279)

Operating Profit (Loss)	(25,422)	62,176	9,825	(10,595)	35,984
Interest (Expense) Income	(10,847)	3,803	(759)	—	(7,803)
Other (Expense) Income	(1,428)	2,839	(3,315)	—	(1,904)
Equity Earnings	54,131	6,566	(2,586)	(58,111)	—

Income (Loss) From Continuing Operations Before Income Taxes	16,434	75,384	3,165	(68,706)	26,277
Income Tax Benefit (Expense)	378	(6,610)	(3,359)	—	(9,591)

Income (Loss) From Continuing Operations	16,812	68,774	(194)	(68,706)	16,686
Discontinued Operations	—	126	—	—	126

Net Income (Loss)	$16,812	$68,900	$(194)	$(68,706)	$16,812

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2004:
In thousands	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$13,568	$1,784	$9,871	$—	$25,223
Net Cash Used in Investing Activities	(872)	(7,634)	(3,214)	—	(11,720)
Net Cash Provided by (Used in) Financing Activities	12,146	(69)	(42)	—	12,035
Effect of Changes in Currency Exchange Rates	—	—	1,430	—	1,430

Increase (Decrease) in Cash	24,842	(5,919)	8,045	—	26,968
Cash at Beginning of Period	48,475	3,054	18,799	—	70,328

Cash at End of Period	$73,317	$(2,865)	$26,844	$—	$97,296

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2003:

In thousands	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$2,232	$9,346	$10,176	$—	$21,754
Net Cash Used in Investing Activities	(1,467)	(4,577)	(3,727)	—	(9,771)
Net Cash Provided by (Used in) Financing Activities	1,667	(5,220)	(24)	—	(3,577)
Effect of Changes in Currency Exchange Rates	—	—	(1,224)	—	(1,224)

Increase (Decrease) in Cash	2,432	(451)	5,201	—	7,182
Cash at Beginning of Period	11,489	(174)	7,895	—	19,210

Cash at End of Period	$13,921	$(625)	$13,096	$—	$26,392

14. OTHER INCOME (EXPENSE)

The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Foreign currency gain (loss)	$411	$650	$(1,277)	$(2,071)
Other miscellaneous income	247	225	402	167

Total other income (expense)	$658	$875	$(875)	$(1,904)

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

Wabtec is a global company with operations in nine countries. In the first nine months of 2004, about 79 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 74 countries around the world.

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

In the first nine months of 2004, Wabtec’s sales increased 16.8% compared to the same period of 2003, and net income increased 38%.

Freight rail industry statistics, such as carloadings and orders for new freight cars, have shown substantial growth in 2004. For example, in the first nine months of 2004, carloadings grew 3% compared to the first nine months of 2003, as the freight railroads began to benefit from the strengthening economy in the U.S. As shown below, orders for new freight cars increased to 58,047 in the first nine months of 2004. As a result, the backlog of freight cars ordered was 61,052, its highest level since 1998. Sales in our freight segment have demonstrated that trend. Following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog
1Q02	2,637	3,855	24,055
2Q02	6,973	4,155	9,281
3Q02	10,135	4,925	14,491
4Q02	8,712	4,801	18,402

	28,457	17,736

1Q03	11,767	6,614	24,055
2Q03	16,693	7,365	33,383
3Q03	6,726	8,251	31,858
4Q03	12,063	9,170	33,967

	47,249	31,400

1Q04	17,962	10,012	41,392
2Q04	19,770	10,071	51,446
3Q04	20,315	11,790	61,052

Source: Railway Supply Institute

The following are recent and forecasted deliveries of freight cars, locomotives and transit cars:

	Actual		Forecast
	2002	2003	2004
Freight car	17,714	31,400	42,000
Transit	1,322	811	680
Locomotive	969	749	1,200

Based on company estimates

Carloadings and Intermodal Units Originated have grown proportionally over the past three years reflecting higher rail traffic and ultimately better opportunities for maintenance and aftermarket sales for the Company:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004	4,298	4,422	4,363	N/A
2003	4,167	4,219	4,249	4,579
2002	4,086	4,280	4,304	4,527

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004	2,585	2,750	2,810	N/A
2003	2,409	2,457	2,489	2,728
2002	2,157	2,383	2,462	2,437

Source: Association of American Railroads – Weekly Rail Traffic

In addition to this cyclical rebound in orders and rail traffic, we expect to generate future increases in sales and earnings from executing our four-point growth strategy:

•	Expand sales of systems offerings as a “Tier 1” supplier;

•	Accelerate new product and service development;

•	Expand globally;

•	Continuous improvement through lean principles.

In 2004 and beyond, we will continue to face many challenges, including possible increases in costs for raw materials, especially metals; higher costs for medical coverage for both active employees and retirees; and foreign currency fluctuations. In addition, we face general economic risks, as well as the risk that our customers could curtail spending on new and existing equipment. Risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2004	2003	2004	2003
Net sales	$202.9	$167.2	$597.6	$511.6
Cost of sales	(153.0)	(123.8)	(447.5)	(375.3)

Gross profit	49.9	43.4	150.1	136.3
Selling, general and administrative expenses	(31.1)	(24.1)	(83.1)	(72.9)
Engineering expenses	(8.4)	(7.7)	(25.5)	(24.3)
Amortization expense	(0.8)	(1.1)	(2.3)	(3.1)

Total operating expenses	(40.3)	(32.9)	(110.9)	(100.3)

Income from operations	9.6	10.5	39.2	36.0

Interest expense	(3.1)	(2.6)	(9.5)	(7.8)
Other income/(expense), net	0.6	0.8	(0.9)	(1.9)

Income from continuing operations before income taxes	7.1	8.7	28.8	26.3

Income tax benefit/(expense)	2.3	(3.2)	(5.6)	(9.6)

Income from continuing operations	9.4	5.5	23.2	16.7
Discontinued operations
Income from discontinued operations (net of tax)	—	0.1	—	0.1

Net income	$9.4	$5.6	$23.2	$16.8

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

The following table summarizes the results of operations for the period:

	Three months ended September 30,
In thousands	2004	2003	Percent Change
Net sales	$202,894	$167,189	21.4%
Income from operations	9,638	10,498	(8.2)%
Net income	9,428	5,603	68.3%

Net sales increased by 21.4% from $167.2 million in the third quarter of 2003 to $202.9 million in the same period in 2004. Net income for the third quarter of 2004 was $9.4 million or $0.20 per diluted share. Net income for the third quarter of 2003 was $5.6 million or $0.13 per diluted share. This increase in net income was primarily due to a favorable tax benefit and increased sales.

Net sales The following table shows the Company’s net sales by business segment:

	Three months ended September 30,
In thousands	2004	2003
Freight Group	$146,148	$124,412
Transit Group	56,746	42,777

Net sales	$202,894	$167,189

Net sales for the third quarter of 2004 increased $35.7 million, or 21.4%, as compared to the same period of 2003. Sales increased in both the Freight Group and the Transit Group. The Freight Group’s increased sales reflected higher sales of certain components to international markets, higher demand for pneumatic air brake components related to increased deliveries of freight cars, and greater demand for friction products due to overall increased rail traffic in the third quarter. Industry deliveries of new freight cars for the third quarter of 2004 increased to 11,790 units as compared to 8,251 in the same period of 2003. The Transit Group’s increased sales were due to increased deliveries of rail door assemblies under existing contracts and higher aftermarket sales.

Gross profit Gross profit increased to $49.9 million in the third quarter of 2004 compared to $43.4 million in the same period of 2003. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the third quarter of 2004, gross profit, as a percentage of sales, was 24.6% compared to 26% in 2003. The decrease in gross profit percentage is primarily due to increased manufacturing costs because of higher costs of raw materials, higher medical costs for retiree health plans, the negative impact of foreign currency exchange rates on the Company’s Canadian operations and the establishment of a $970,000 reserve to reflect future environmental monitoring at our Boise facility. The provision for warranty expense increased $366,000 in the third quarter of 2004 compared to 2003, however warranty claims decreased resulting in an overall increase of $678,000 in our warranty reserves. The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency.

Operating expenses The following table shows our operating expenses:

	Three months ended September 30,
In thousands	2004	2003	Percent Change
Selling, general and administrative expenses	$31,114	$24,097	29.1%
Engineering expenses	8,381	7,746	8.2%
Amortization expense	771	1,084	(28.9)%

Total operating expenses	$40,266	$32,927	22.3%

Operating expenses increased $7.3 million in the third quarter of 2004 as compared to the same period of 2003 due to charges of about $4.3 million, primarily for a $3.2 million unfavorable litigation ruling to GETS-GS, which the company is appealing, restructuring costs at the company’s electronics unit and the disposal of certain non-operating assets. Other items comprising the overall increase in operating expenses include higher medical and insurance claims experience, foreign exchange costs and overall higher costs from inflation and sales activity. Current year engineering expenses were higher due to the company’s capitalization of non-recurring design engineering costs for a New York City transit contract in the third quarter of 2003. These increases were partially offset by reduced amortization expense. Amortization expense decreased due to certain intangible assets having been fully amortized.

Income from operations Income from operations totaled $9.6 million (or 4.8% of sales) in the third quarter of 2004 compared with $10.5 million (or 6.3% of sales) in the same period of 2003. Lower operating income resulted from higher operating expenses in 2004.

Interest expense Interest expense increased 19.1% in the third quarter of 2004 as compared to the same period of 2003 primarily due to the Company’s sale of senior notes in August 2003. The notes, while resulting in higher interest expense for the current quarter, enabled the Company to convert short-term, variable-rate debt into fixed-rate debt at an attractive long-term interest rate.

Other expense The Company recorded foreign exchange gains from the translation of balance sheet accounts of $411,000 and $650,000, respectively, in the third quarter of 2004 and 2003, respectively. Translation gains in the prior year were higher due to the composition of the translated balance sheet accounts and the significant variances in Canadian dollar exchange rates. Other miscellaneous income was $247,000 and $225,000 in the third quarter of 2004 and 2003, respectively.

Income taxes The 2004 third quarter includes a tax benefit of $4.9 million primarily related to the reversal of certain items that had previously been provided for that were closed from further regulatory examination. The effective income tax rate, not including the aforementioned tax benefit, remains unchanged and was 36.5% for the third quarter of 2004 and 2003. Subsequent to the end of the third quarter of 2004, the American Jobs Creation Act of 2004 was passed. The Company is in the process of evaluating the impact to the Company and its subsidiaries.

Net income Net income for the third quarter of 2004 increased $3.8 million, compared with the same period of 2003. The increase was due to higher sales and the tax benefit mentioned above, offset by other items including the unfavorable litigation ruling, increased environmental reserve and higher manufacturing costs.

FIRST NINE MONTHS OF 2004 COMPARED TO FIRST NINE MONTHS OF 2003

The following table summarizes the results of operations for the period:

	Nine months ended September 30,
In thousands	2004	2003	Percent Change
Net sales	$597,630	$511,568	16.8%
Income from operations	39,182	35,984	8.9%
Net income	23,198	16,812	38.0%

Net sales increased by 16.8% from $511.6 million in the first nine months of 2003 to $597.6 million in the same period in 2004. Net income for the first nine months of 2004 was $23.2 million or $0.51 per diluted share. Net income for the first nine months of 2003 was $16.8 million or $0.38 per diluted share. This increase in net income was primarily due to a favorable tax benefit and increased sales.

Net sales The following table shows the Company’s net sales by business segment:

	Nine months ended September 30,
In thousands	2004	2003
Freight Group	$426,638	$375,624
Transit Group	170,992	135,944

Net sales	$597,630	$511,568

Net sales for the first nine months of 2004 increased $86.1 million, or 16.8%, as compared to the same period of 2003. Sales increased in both the Freight Group and the Transit Group. The Freight Group’s increased sales reflected higher sales of certain components to international markets, higher demand for pneumatic air brake components related to increased deliveries of freight cars, and greater demand for friction products due to overall increased rail traffic in the first nine months of 2004. Industry deliveries of new freight cars for the first nine months of 2004 increased to 31,873 units as compared to 22,230 in the same period of 2003. The Transit Group’s increased sales were due to increased deliveries of rail door assemblies under existing contracts and higher aftermarket sales.

Gross profit Gross profit increased to $150.1 million in the first nine months of 2004 compared to $136.3 million in the same period of 2003. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the first nine months of 2004, gross profit, as a percentage of sales, was 25.1% compared to 26.6% in 2003. The decrease in gross profit percentage is primarily due to increased manufacturing costs because of higher raw material prices, higher medical costs for retiree health plans, the negative impact of foreign currency exchange rates on the Company’s Canadian operations, inefficiencies relating to the closing and relocation of an electronics plant from Canada to the U.S., and the ramp-up of low-margin rail door contracts in the Transit Group. The provision for warranty expense decreased $274,000 in the first nine months of 2004 compared to 2003, however warranty claims also decreased resulting in an overall increase of $2.8 million in our warranty reserves. The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency.

Operating expenses The following table shows our operating expenses:

	Nine months ended September 30,
In thousands	2004	2003	Percent Change
Selling, general and administrative expenses	$83,144	$72,890	14.1%
Engineering expenses	25,450	24,260	4.9%
Amortization expense	2,299	3,129	(26.5)%

Total operating expenses	$110,893	$100,279	10.6%

Operating expenses increased $10.6 million in the first nine months of 2004 as compared to the same period of 2003 due to charges of about $4.3 million, primarily for a $3.2 million unfavorable litigation ruling to GETS-GS, which the company is appealing, restructuring costs at the company’s electronics unit and the disposal of certain non-operating assets. Other items comprising the overall increase in operating expenses include higher medical and insurance claims experience, foreign exchange costs and overall higher costs from inflation and sales activity. These increases were partially offset by reduced amortization expense. Amortization expense decreased due to certain intangible assets having been fully amortized.

Income from operations Income from operations totaled $39.2 million (or 6.6% of sales) in the first nine months of 2004 compared with $36 million (or 7% of sales) in the same period of 2003. Higher operating income resulted from increased sales in 2004 offset by higher operating expenses.

Interest expense Interest expense increased 21.3% in the first nine months of 2004 as compared to the same period of 2003 primarily due to the Company’s sale of senior notes in August 2003. The notes, while resulting in higher interest expense for the current year, enabled the Company to convert short-term, variable-rate debt into fixed-rate debt at an attractive long-term interest rate.

Other expense The Company recorded foreign exchange losses from the translation of balance sheet accounts of $1.3 million and $2.1 million, respectively, in the first nine months of 2004 and 2003. Translation losses in the prior year were higher due to the composition of the translated balance sheet accounts and the significant variances in Canadian dollar exchange rates. Other miscellaneous income was $402,000 and $167,000 in the first nine months of 2004 and 2003, respectively.

Income taxes The first nine months of 2004 includes a tax benefit of $4.9 million primarily related to the reversal of certain items that had previously been provided for that were closed from further regulatory examination. The effective income tax rate, not including the aforementioned tax benefit, remains unchanged and was 36.5% for the first nine months of 2004 and 2003. Subsequent to the end of the third quarter of 2004, the American Jobs Creation Act of 2004 was passed. The Company is in the process of evaluating the impact to the Company and its subsidiaries.

Net income Net income for the first nine months of 2004 increased $6.4 million, compared with the same period of 2003. The increase was due to the tax benefit mentioned above and increased sales, offset by other items including the unfavorable litigation ruling, increased environmental reserve and higher manufacturing costs.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data.

	Nine months ended September 30,
In thousands	2004	2003
Cash provided (used) by:
Operating activities	$25,223	$21,754
Investing activities	(11,720)	(9,771)
Financing activities	12,035	(3,577)
Earnings before interest, taxes, depreciation and amortization (EBITDA)	57,332	52,543

Management utilizes EBITDA as a measure of liquidity. The following is a reconciliation of EBITDA to net cash used for operating activities:

	Nine months ended September 30,
In thousands	2004	2003
Net cash provided by operating activities	$25,223	$21,754
Change in operating assets and liabilities	17,000	13,376
Change from discontinued operations	—	19
Interest expense	9,462	7,803
Income tax expense	5,647	9,591

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$57,332	$52,543

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

Operating activities Cash provided by operations in the first nine months of 2004 was $25.2 million as compared to $21.8 million in the same period of 2003. The cash provided in 2004 consisted mainly of net income of $23.2 million and depreciation and amortization of $19 million. Working capital, excluding the impact of currency exchange rates, increased $1.8 million, as inventory increased $5.8 million, accounts payable and accruals increased $15.5 million, and accounts receivable increased $7.1 million. Accounts payable and accruals increased because of cash received in advance for long term contracts and increased activity. Accounts receivable increased because of an increase in sales.

Investing activities In the first nine months of 2004 and 2003, cash used in investing activities was $11.7 million and $9.8 million, respectively, consisting almost entirely of capital expenditures. Capital expenditures for continuing operations were $13.1 million and $9.6 million in the first nine months of 2004 and 2003, respectively. The majority of capital expenditures for these periods relates to upgrades to and replacement of existing equipment.

Financing activities In the first nine months of 2004, cash provided by financing activities was $12 million compared to cash used by financing activities of $3.6 million in the same period of 2003. The cash provided in 2004 included $13.5 million of proceeds from the issuance of treasury stock for stock options and other benefit plans, offset by $1.4 million of dividend payments. Cash used in 2003 was almost exclusively payments of $4.9 million to repay outstanding indebtedness.

The following table shows our outstanding indebtedness at September 30, 2004 and December 31, 2003. The revolving credit note and other term loan interest rates are variable and dependent on market conditions.

In thousands	September 30, 2004	December 31, 2003
Revolving credit agreement	$40,000	$40,000
6.875% Senior notes due 2013	150,000	150,000
Other	112	225

Total	$190,112	$190,225
Less-current portion	—	—

Long-term portion	$190,112	$190,225

Cash balance at September 30, 2004 and December 31, 2003 was $97.3 million and $70.3 million, respectively.

Credit Agreement

In January 2004, we refinanced the credit agreement with a consortium of commercial banks. This “Credit Agreement” currently provides a $175 million five-year revolving credit facility expiring in January 2009. At September 30, 2004, the Company had available borrowing capacity, net of letters of credit, of approximately $113.4 million, subject to certain financial covenant restrictions.

Under the Credit Agreement, the Company may elect a base rate or an interest rate based on London Interbank Offered Rates of Interest (“LIBOR”). The base rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 100 to 200 basis points depending on the Company’s consolidated total indebtedness to cash flow ratios. The current margin is 125 basis points. The Credit Agreement includes the following covenants: a minimum interest expense coverage ratio of 3, a maximum debt to cash flow ratio of 3.5 and a minimum net worth of $180 million plus 50% of consolidated net income since September 30, 2003.

To reduce the impact of the variable interest rates described above, the Company entered into interest rate swaps which effectively convert the debt to fixed rate borrowings during the term of the swaps. On September 30, 2004, the notional value of the interest rate swaps outstanding totaled $40 million and effectively changed the Company’s interest rate on bank debt from a variable rate to a fixed rate of 3.84%.

6 7/8% Senior Notes Due August 2013

In August 2003, the Company issued $150 million of Senior Notes due in 2013 (the “Notes”). The Notes were issued at par. Interest on the notes accrues at a rate of 6.875 percent per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.

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

Recent Accounting Pronouncements

See Notes 2 and 5 of “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. After considering the effects of interest rate swaps, further described below, the Company has no variable-rate debt at September 30, 2004. Management has entered into pay-fixed, receive-variable interest rate swap contracts that mitigate the impact of variable-rate debt interest rate increases. An instantaneous 100 basis point increase in interest rates would have no impact on the Company’s annual earnings.

See Note 2 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended September 30, 2004 included herein for discussion of swap contracts. These swap contracts are not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

Foreign Currency Exchange Risk

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations.

We entered into foreign currency options and forward contracts to reduce the impact of changes in currency exchange rates. A currency option gives us the right but not the obligation to exchange currency at a pre-determined exchange rate either on a specific date or within a specific period of time. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of September 30, 2004, we had no outstanding option agreements and have forward contracts with a notional value of $80 million CAD (or $59.2 million U.S.), with an average exchange rate of $0.74 USD per $1 CAD, resulting in the recording of a current asset of $4 million and an increase in comprehensive income of $2.5 million, net of tax.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2004, approximately 67% of Wabtec’s net sales are in the United States, 10% in Canada, 2% in Mexico, and 21% in other international locations, primarily Europe.

CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

Except as disclosed in Note 11 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended September 30, 2004, there have been no material changes to report regarding the Company’s commitments and contingencies as described in Note 19 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903), and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b)	During the third quarter of 2004, the Company filed or furnished the following Current Reports on Form 8-K pertaining to the following items:

A Current Report on Form 8-K dated July 27, 2004, which included under Items 5 and 7, the press release announcing that Gregory T. H. Davies, former President and CEO, had passed away, and under Items 7 and 12, the press release announcing Wabtec’s second quarter 2004 earnings.

A Current Report on Form 8-K dated September 29, 2004, which included under Items 1.01 and 9.01, the press release announcing that the board of directors of Rutgers AG, the parent company of Rutgers Rail, S.p.A. (“Rutgers”), had approved the Sale and Purchase Agreement between the Company and Rutgers for the acquisition of all of the assets of Rutgers, subject to customary closing conditions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon
Chief Financial Officer

Date:	November 8, 2004

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference

3.2	Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903), and incorporated by reference

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, filed herewith