Form 10-K
period 2004-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2005-03-16
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☑    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☑    No  ☐

The registrant estimates that as of June 30, 2004, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $723.8 million based on the closing price on the New York Stock Exchange for such stock.

As of March 10, 2005,                      shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 18, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

General

Westinghouse Air Brake Technologies Corporation, doing business as Wabtec Corporation, is a Delaware corporation with headquarters at 1001 Air Brake Avenue in Wilmerding, Pennsylvania. Our telephone number is 412-825-1000, and our website is located at www.wabtec.com. All references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its subsidiaries. Originally founded by George Westinghouse in 1869, Westinghouse Air Brake Company (“WABCO”) was formed in 1990 when it acquired certain assets and operations from American Standard, Inc. (ASI). The current business includes the combined assets from the November 1999 merger of WABCO and MotivePower Industries, Inc. (“MotivePower”).

Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold about a 50% market share in North America for our primary braking-related equipment and a number 1 or number 2 position in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars and passenger transit vehicles. In 2004, the Company had sales of $822 million and net income of $32.4 million. Sales of aftermarket parts and services represented about 54% of total sales in 2004.

Management and insiders of the Company own approximately 8% of Wabtec’s outstanding shares, with the balance held by investment companies and individuals. Executive management incentive compensation focuses on earnings, cash flow, working capital and economic profit targets to align management interests with those of outside shareholders.

Industry Overview

The Company primarily serves the worldwide freight and passenger transit rail industries. The worldwide market for rail equipment has been estimated at about $70 billion annually, and it is estimated to grow at about 4% annually for the next five years. Our operating results are largely dependent on the level of activity, financial condition and capital spending plans of the global railroad industry. Many factors influence the industry, including general economic conditions; rail traffic, as measured by freight tonnage and passenger ridership; government investment in public transportation; and investment in new technologies by freight and passenger rail systems. Customers outside North America account for about 22% of Wabtec’s sales.

In North America, railroads carry about 42% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. Although the railroads carry a wide variety of commodities, coal accounts for the most tons and revenues (about 44% and about 20%, respectively, in 2004). Intermodal traffic—the movement of trailers or containers by rail in combination with another mode of transportation—has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits.

Outside of North America, many of the rail systems have historically been focused on passenger transit, rather than freight. In recent years, however, railroads in countries such as Australia, India and China have been investing capital to expand and improve both their freight and passenger rail systems. Throughout the world, government-owned railroads are being sold to private owners, who often look to improve the efficiency of the rail system by investing in new equipment and new technologies. These investment programs represent additional opportunities for Wabtec to provide products and services.

In the U.S., passenger transit is a $32 billion industry, dependent largely on funding from federal, state and local governments, and from fare box revenues. With about 40% of the nation’s passenger transit vehicles, New York City is the largest passenger transit market in the U.S. Passenger transit ridership is near an all-time high, after increasing throughout the 1990s due to steady growth in the U.S. economy. Based on preliminary figures for 2004, ridership is expected to be about the same as in 2003. In response to lower fare box revenues and government funding cutbacks, transit authorities have delayed capital expenditures for new equipment and deferred maintenance on existing equipment. New York City, however, has continued to invest in new equipment, as demonstrated by its order for up to 1,700 new subway vehicles, including options, which are expected to be delivered beginning in 2006.

Demand for our freight related products and services in North America is driven by a number of factors, including:

•	Rail traffic. The Association of American Railroads (AAR) compiles statistics that gauge the level of activity in the freight rail industry. Two important statistics are revenue ton-miles and carloadings, which are generally referred to as “rail traffic”. According to preliminary AAR estimates for U.S. railroads, 2004 was a record year, with revenue ton-miles increasing about 4.9%, carloadings increasing about 2.9% and intermodal units increasing about 10.4%. As rail traffic increases, we believe that our customers will increase their level of spending on equipment and equipment maintenance.

•	Demand for new locomotives. Currently, the active locomotive fleet in the North American market is about 20,000 units. The average number of new locomotives delivered over the past 10 years was about 1,000 annually. In 2004, about 1,200 new, heavy-haul locomotives were delivered, up from about 750 in 2003. In 2005, we expect the industry to deliver about 1,100 new locomotives.

•	Demand for new freight cars. Currently, the active freight car fleet in North America is about 1.3 million units. The average number of new freight cars delivered over the past 10 years was about 50,000 annually. In 2004, about 46,300 new freight cars were delivered and about 70,000 new freight cars were ordered. We expect that about 55,000 new units will be delivered in 2005.

Demand for North American passenger transit products is driven by a number of factors, including:

•	Replacement, building and/or expansion programs of transit authorities. These programs are funded in part by national and local government programs. In 2005, the U.S. federal government is expected to renew legislation that provides federal funding for transportation projects. The previous legislation expired in 2004, but the government continued to provide funding at 2004 levels in the interim. The amount of funding in the legislation will have an impact on the capital spending plans of transit authorities. In recent years, U.S. federal funding for passenger transit projects has generally served as a countercyclical balance during the downturn in our freight rail markets. The average annual number of new transit car deliveries over the past 10 years was about 600 units. In 2004, we estimate that about 800 transit vehicles were delivered, about the same as in 2003. In 2005, we estimate that about 725 units will be delivered, with about 950 units estimated for 2006. The expected increase in 2006 is due to the delivery of cars to New York City, which has placed an order for 1,700 cars, including options. As a result of this order, Wabtec management expects the annual transit vehicle delivery rate to be in the range of 900 to 1,200 units through 2009.

•	Ridership levels. Ridership on U.S. transit vehicles increased steadily from 1995 through 2001. In 2002, ridership decreased for the first time since 1995 due to higher unemployment levels in the U.S. The lower ridership level, as well as government funding cutbacks, negatively impacted aftermarket spending in 2002 and 2003. In 2004, ridership was about the same as in 2003, and the company’s revenues from aftermarket products and services increased significantly.

Business Segments and Products

We provide our products and services through two principal business segments, the Freight Group and the Passenger Transit Group (hereafter referred to as “Transit Group”). The Freight Group manufactures and services components for new and existing freight cars and locomotives, while the Transit Group does the same for passenger transit vehicles, typically subways and buses. Both business segments serve original equipment manufacturers (OEMs) and provide aftermarket sales and services with the aftermarket accounting for about 54% of net sales. In 2004, the Freight Group accounted for 71% of our total net sales, and the Transit Group accounted for the remaining 29%. In 2004, the Freight Group generated 58% of its net sales from the aftermarket and 42% of its net sales from the OEMs and Class I railroads. The Transit Group generated 42% of its net sales from the aftermarket and 58% of its net sales from OEMs. A summary of our leading product lines across both of our business segments is outlined below.

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

We have become a leader in the rail industry by capitalizing on the strength of our existing products, technological capabilities and new product innovation. Our new product development effort has focused on electronic technology for brakes and controls. Over the past several years, we introduced a number of significant new products including electronic brakes and Positive Train Control equipment that encompasses onboard digital data and global positioning communication protocols. The Transit Group also focuses on new product development and has introduced a number of new products during the past several years. Supported by our technical staff of over 500 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers. We currently own over 1,000 active patents worldwide and 500 U.S. patents. During the last three years, we have filed for more than 150 U.S. patents in support of our new and evolving product lines.

For additional information on our business segments, see Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Competitive Strengths

Our key strengths include:

•	Leading market positions in core products. Dating back to 1869 and George Westinghouse’s invention of the air brake, we are an established leader in the development and manufacture of pneumatic braking equipment for freight and passenger transit vehicles. We have leveraged our leading position by focusing on research and engineering to expand beyond pneumatic braking components to supplying integrated parts and assemblies for the whole locomotive through the end-of-train. We are a recognized leader in the development and production of electronic recording, measuring and communications systems, highly engineered compressors and heat exchange systems for locomotives and a leading manufacturer of freight car components, including electronic braking equipment, draft gears, brake shoes and electronic end-of-train devices. Additionally, we are a leading provider of complete door assemblies and couplers for passenger and transit vehicles.

•	Breadth of product offering with a stable mix of OEM and aftermarket business. We believe that our substantial installed base of products to the OEMs is a significant competitive advantage for providing products and services to the aftermarket because end-users often look to purchase safety and performance-related replacement parts from the original supplier. In addition, we believe our product portfolio is one of the broadest in the rail industry, as we offer a wide selection of quality parts, components and assemblies across the entire train. Over the last several years, approximately 55% of our total net sales have come from our aftermarket products and services business.

•	Leading design and engineering capabilities. We believe a hallmark of our relationship with our customers has been our leading design and engineering practice, which has, in our opinion, assisted in the improvement and modernization of global railway equipment. We believe both our customers and the federal transit authorities value our technological capabilities and commitment to innovation, as we seek not only to enhance the efficiency and profitability of our customers, but also to improve the overall safety of the railways through continuous product improvement.

•	Significant barriers to entry. We believe that there are a number of company- and industry-specific factors that represent meaningful barriers to entry:

•	Proprietary product offering. We have an established record of product improvements and new product development. We have assembled a wide range of patented products, which we believe provides us with a competitive advantage. We currently own over 1,000 active patents worldwide and 500 U.S. patents. During the last three years, we have filed for more than 150 U.S. patents in support of our new and evolving product lines.

•	Substantial installed base. We believe our installed base presents a meaningful barrier to entry in both the new product market and the aftermarket. As OEMs and Class I railroad operators attempt to modernize fleets with new products designed to improve and maintain safety and efficiency, new products must be designed to be interoperable with existing equipment. We believe our dedicated research and development staff and comprehensive product offering enables us to leverage our installed base to maintain our leadership position with OEMs and the Class I railroads. Similarly, we believe our substantial installed base makes us a preferred supplier in the aftermarket, as end-users typically prefer to source performance and safety-related replacement parts and service from the original product supplier.

•	Regulatory nature of the rail industry. Oversight of the U.S. rail industry is governed by a number of federal regulatory agencies, including the National Transportation Safety Board (NTSB), the Federal Railroad Administration (FRA) and the AAR. These groups mandate rigorous manufacturer certification and new product testing and approval processes that we believe are difficult for new entrants to meet cost-effectively and efficiently without the scale and extensive experience we possess.

•	Experienced management team. Our management team has over 100 years of combined experience with the Company. The team implemented numerous initiatives that enabled us to manage the sharp cyclical downturn in the rail supply market in 2001 and 2002, including the Wabtec Quality and Performance System (QPS), an ongoing program that focuses on “lean manufacturing” principles and continuous improvement across all aspects of our business. Since 2000, the company has reduced our debt, net of cash, by approximately $500 million, lowering our percentage of net debt to book capitalization from 73% at December 31, 2000 to 15% at December 31, 2004. As a result of these initiatives, our management team has improved our cost structure, operating leverage and financial flexibility and placed us in an excellent position to benefit from growth opportunities in an improving market environment.

Business strategy

We are focused on executing the following four-point growth strategy:

•	Expand aftermarket sales. Historically, aftermarket sales are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. Wabtec provides aftermarket parts and services for its components, but the company is seeking to expand this business with new customers such as short-line and regional railroads, or with customers who currently perform the work in-house. In this way, we expect to take advantage of the rail industry trend toward outsourcing, as railroads and transit authorities focus on their core function of transporting goods and people, rather than maintaining and servicing their equipment.

•	Accelerate new product development. During the recent industry downturn, we maintained research and development spending at historical levels and continued to fund major development projects, and we will continue to emphasize research and development to create new and improved products. We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board equipment, as a means of new product growth. We seek to provide customers with incremental technological advances that offer immediate benefits with cost effective investments.

•	Expand globally. Our net sales outside of North America totaled 22% in 2004, up from 21% in 2003, and we believe that international markets represent a significant opportunity for future growth. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees and joint ventures with railway suppliers having a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, China, India, Russia, South Africa, South America and select areas within Europe.

•	Continuous improvement through lean principles. We intend to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through QPS and employee-directed initiatives such as Kaizen, a Japanese-developed team concept, we continuously strive to improve quality, delivery and productivity, and to reduce costs. These efforts enable us to streamline processes, improve product quality and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. Over time, we expect these lean initiatives to enable us to increase profit margins, which would improve cash flow and strengthen our ability to invest in new product and service programs.

Backlog

In 2004, 54% of our sales came from aftermarket orders. Aftermarket orders typically carry lead times of less than 30 days, so they are not recorded in backlog for a significant period of time. As such, the Company’s backlog is primarily an indicator of future original equipment sales, not expected aftermarket activity.

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

The backlog of customer orders as of December 31, 2004, and December 31, 2003, and the expected year of completion are as follows.

	Total Backlog 12/31/04	Expected Delivery		Total Backlog 12/31/03	Expected Delivery
In thousands		2005	Other Years		2004	Other Years
Freight Group	$292,004	$233,278	$58,726	$177,963	$111,545	$66,418
Transit Group	281,955	142,663	139,292	284,006	151,116	132,890

Total	$573,959	$375,941	$198,018	$461,969	$262,661	$199,308

Engineering and Development

To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2004, 2003, and 2002, we invested about $33.8 million, $32.9 million and $33.6 million, respectively, on product development and improvement activities. Approximately 40% of these costs comprise activities solely devoted to new product development in any given year. These engineering and development expenditures, in total, represent about 4.1%, 4.6% and 4.8% of net sales for the same periods, respectively. Sometimes we conduct specific research projects in conjunction with universities, customers and other railroad product suppliers.

Our engineering and development program is largely focused upon train control and new braking technologies, with an emphasis on applying electronics to traditional pneumatic equipment. Electronic braking has been used in the transit industry for a long time, but freight railroads have been slower to accept the technology due to issues over interoperability, connectivity and durability. We are proceeding with efforts to enhance the major components for existing hard-wired braking equipment and development of new electronic technologies for the freight railroads.

We use our Product Development System (PDS) to develop and monitor new product programs. The system requires the product development team to follow consistent steps throughout the development process, from concept to launch, to ensure the product will meet customer expectations and internal profitability targets.

Intellectual Property

We have more than 1,000 active patents worldwide. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property.

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

We entered into a license agreement with Faiveley Transport (formerly SAB WABCO Holdings B.V.) on December 31, 1993, pursuant to which Faiveley Transport granted us a license to the intellectual property and know-how related to the manufacturing and marketing of certain disc brakes, tread brakes and low noise and resilient wheel products. SAB WABCO Holdings B.V. was a former affiliate of Wabtec, since both were owned by the same parent company in the early 1990s. The Faiveley Transport license expired December 31, 2004, but has been renewed for an additional one-year term as provided in the license agreement. The license may be renewed for additional one-year terms.

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

Customers

Our customers include railroads throughout North America, as well as in Australia, Europe, South Africa and India; manufacturers of transportation equipment, such as locomotives, freight cars, subway vehicles and buses; lessors of such equipment; and passenger transit authorities, primarily those in North America.

In 2004, about 78% of our sales were to customers in North America, but we also shipped products to more than 82 countries throughout the world. About 54% of our sales were in the aftermarket, with the rest of our sales to OEMs of locomotives, freight cars, subway vehicles and buses.

Our top five customers, General Electric Transportation Systems, Bombardier, Burlington Northern Santa Fe, Electro-Motive Division of General Motors and Amtrak accounted for 26% of our net sales in 2004. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.

Competition

We believe that we hold about a 50% market share in North America for our primary braking-related equipment and a No. 1 or No. 2 market position in North America for most of our other product lines. Nonetheless, we operate in a highly competitive marketplace. Price competition is strong because we have a relatively small number of customers and they are very cost-conscious.

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

Employees

At December 31, 2004, we had 4,905 full-time employees, approximately 39% of whom were unionized. A majority of the employees subject to collective bargaining agreements are within North America and these agreements generally extend through late 2005, 2006, 2007 and 2009.

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

Effects of Seasonality

Our business is not typically seasonal, although the third quarter results may be impacted by vacation and plant shutdowns at several of our major customers during this period.

Environmental Matters

Information on environmental matters is included in Note 18 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

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

Facilities

The following table provides certain summary information about the facilities owned or leased by the Company. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are long-term and generally include options to renew. The Company’s corporate headquarters are located at the Wilmerding, PA site.

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Wilmerding, PA	Manufacturing/Service	Freight Group	Own	365,000	(1)
Boise, ID	Manufacturing	Freight Group	Own	294,700
Lexington, TN	Manufacturing	Freight Group	Own	170,000
Jackson, TN	Manufacturing	Freight Group	Own	150,000
Chicago, IL	Manufacturing	Freight Group	Own	111,500
Laurinburg, NC	Manufacturing	Freight Group	Own	105,000
Greensburg, PA	Manufacturing	Freight Group	Own	97,800
Germantown, MD	Manufacturing/Service	Freight Group	Own	80,000
Willits, CA	Manufacturing	Freight Group	Own	70,000
Kansas City, MO	Service Center	Freight Group	Lease	55,900
Columbia, SC	Service Center	Freight Group	Lease	40,250
Cedar Rapids, IA	Manufacturing	Freight Group	Lease	37,000
Racine, WI	Engineering/Office	Freight Group	Lease	32,500
Carson City, NV	Service Center	Freight Group	Lease	22,000
Harvey, IL	Service Center	Freight Group	Lease	19,200
Boulder, CO	Engineering/Admin	Freight Group	Lease	3,400
Spartanburg, SC	Manufacturing/Service	Transit Group	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit Group	Lease	115,570
Plattsburgh, NY	Manufacturing	Transit Group	Lease	64,000
Elmsford, NY	Service Center	Transit Group	Lease	28,000
Baltimore, MD	Service Center	Transit Group	Lease	7,200
Richmond, CA	Service Center	Transit Group	Lease	5,400
Sun Valley, CA	Service Center	Transit Group	Lease	4,000
Atlanta, GA	Sales Office	Transit Group	Lease	1,200
Glastonbury, CT	Engineering/Admin	Corporate	Lease	2,600
Mountaintop, PA	Vacant Land Available for Sale		Own	105 Acres
International

Doncaster, UK	Manufacturing/Service	Freight Group	Own	330,000
Stoney Creek (Ontario), Canada	Manufacturing/Service	Freight Group	Own	189,200
Wallaceburg (Ontario), Canada	Foundry	Freight Group	Own	127,600
San Luis Potosi, Mexico	Manufacturing	Freight Group	Own	48,600
San Luis Potosi, Mexico	Foundry	Freight Group	Own	24,500
Wetherill Park, Australia	Manufacturing	Freight Group	Lease	73,100
Kolkata, India	Manufacturing	Freight Group	Lease	32,000
Tottenham, Australia	Manufacturing	Freight Group	Lease	26,900
Schweighouse, France	Manufacturing	Freight Group	Lease	19,000
Calgary (Alberta), Canada	Service	Freight Group	Lease	14,400
Sydney, Australia	Sales Office	Freight Group	Lease	11,250
St. Laurent (Quebec), Canada	Manufacturing	Transit Group	Own	106,000
Jiangsu, China	Manufacturing	Transit Group	Own	80,000
Sassuolo, Italy	Manufacturing	Transit Group	Lease	30,000
Pointe-aux-Trembles (Quebec), Canada	Manufacturing	Transit Group	Lease	20,000
Burton on Trent, UK	Manufacturing	Transit Group	Lease	18,000

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.

Item 3.	LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 18 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

The following table provides information on our executive officers. They are elected periodically by our Board of Directors and serve at its discretion.

NAME	Age	Position
William E. Kassling	61	Chairman of the Board, President and Chief Executive Officer

Alvaro Garcia-Tunon	52	Senior Vice President, Chief Financial Officer and Secretary

Anthony J. Carpani	52	Vice President, Group Executive, Friction

Patrick D. Dugan	38	Vice President and Controller

Timothy J. Logan	51	Vice President, International

James E. McClaine	63	Vice President, Railroad Service

Barry L. Pennypacker	44	Vice President, Performance First

Gary P. Prasser	47	Vice President, Group Executive, Transit

George A. Socher	56	Vice President, Internal Audit and Taxation

Scott E. Wahlstrom	41	Vice President, Human Resources

Timothy R. Wesley	43	Vice President, Investor Relations and Corporate Communications

William E. Kassling has been a director and Chairman of the Board of Directors since 1990 and served as Chief Executive Officer until February 2001. He was named President and Chief Executive Officer of the Company again in May 2004. Mr. Kassling was also President of the Company from 1990 through February 1998. From 1984 until 1990 he headed the Railway Products Group of American Standard Inc. Between 1980 and 1984 he headed American Standard’s Building Specialties Group, and between 1978 and 1980 he headed Business Planning for American Standard. Mr. Kassling is a director of Scientific-Atlanta, Inc. and Parker Hannifin Corporation.

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

Gary P. Prasser has served as Vice President, Group Executive, Transit since September 2003. From October 2001 to September 2003, he served as President of the Company’s Cardwell Westinghouse business unit and Vice President, Manufacturing of the Company’s Freight Group. He joined Wabtec in August 1999 and served as President of the Company’s Motor Coils subsidiary from November 1999 to October 2001. From January 1996 to July 1999, Mr. Prasser was President of Joslyn Manufacturing, a subsidiary of Danaher Corporation.

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

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF COMMON STOCK

The Common Stock of the Company is listed on the New York Stock Exchange. As of March 10, 2005, there were 46,260,407 shares of Common Stock outstanding held by 948 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

2004	High	Low	Dividends
First Quarter	$17.44	$13.72	$0.01
Second Quarter	$18.40	$13.61	$0.01
Third Quarter	$19.19	$16.55	$0.01
Fourth Quarter	$22.70	$18.32	$0.01

2003	High	Low	Dividends
First Quarter	$14.28	$10.16	$0.01
Second Quarter	$14.97	$11.15	$0.01
Third Quarter	$16.83	$13.30	$0.01
Fourth Quarter	$18.44	$14.44	$0.01

The Company’s credit agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

At the close of business on March 10, 2005, the Company’s Common Stock traded at $18.87 per share.

During the year ended December 31, 2004, there were no repurchases made by us or on our behalf or any “affiliated purchaser” of shares of our common stock registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

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

	Year Ended December 31,
In thousands, except per share amounts	2004	2003	2002	2001	2000
Income Statement Data
Net sales	$822,018	$717,924	$696,195	$783,698	$811,178
Gross profit	205,164	189,450	179,471	209,926	235,662

Operating expenses (1)	(149,759)	(139,636)	(132,741)	(152,145)	(139,669)
Merger and restructuring charge	—	—	—	(3,723)	(18,202)

Income from operations	$55,405	$49,814	$46,730	$54,058	$77,791

Interest expense, net	$(11,528)	$(11,118)	$(19,135)	$(33,501)	$(43,649)
Other (expense) income, net	(1,020)	(3,654)	(3,691)	(2,130)	3,776
Income from continuing operations before cumulative effect of accounting change	32,096	22,252	16,310	13,962	19,200
Income from discontinued operations (net of tax)	349	451	403	6,360	6,193

(Loss) gain on sale of discontinued operations (net of tax) (2)	—	—	(529)	41,458	—

Income before cumulative effect of accounting change	32,445	22,703	16,184	61,780	25,393

Net income (loss) (3)	$32,445	$22,703	$(45,479)	$61,780	$25,393

Diluted Earnings per Common Share
Income from continuing operations before cumulative effect of accounting change	$0.70	$0.51	$0.37	$0.32	$0.45
Net income (loss) (3)	$0.71	$0.52	$(1.04)	$1.43	$0.59

Cash dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04

	As of December 31
	2004	2003	2002	2001	2000
Balance Sheet Data
Total assets	$713,396	$656,305	$588,865	$729,952	$984,047
Cash	95,257	70,328	19,210	53,949	6,071
Total debt	150,107	190,225	195,151	241,870	540,197
Shareholders’ equity	312,426	248,293	199,262	245,271	196,371

(1)	In 2004, includes $3.2 million charge for a litigation ruling.

(2)	In 2001, includes gain on sales of certain assets to GE Transportation Systems of $48.7 million and asset write-downs of other businesses that Wabtec decided to exit of $7.2 million.

(3)	Includes the items noted above, as well as the following: A tax benefit of $4.9 million and $2.7 million was recorded in 2004 and 2003, respectively, primarily related to the reversal of certain items that had previously been provided for that were closed from further regulatory examination, and in 2002, a $61.7 million, net of tax, cumulative effect of accounting change for goodwill.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Wabtec is a global company with operations in nine countries. In 2004, about 78 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 82 countries around the world.

Management Review of 2004 and Future Outlook

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

In 2004, we achieved the following:

•	Generated cash of $65 million, more than twice net income of $32.4 million;

•	Reduced debt, net of cash, by $65 million;

•	Revenues increased 14.5%, as the company generated increases in both aftermarket and OEM sales, as well as international sales;

•	Product quality, as measured by first-time pass rate, improved by 3%;

•	Productivity increased 6%.

We achieved these results despite higher raw material costs, especially steel and copper, and despite the negative impact of foreign currency exchange rates, especially on the Company’s Canadian operations.

Freight rail industry statistics, such as carloadings and orders for new freight cars, improved in 2004. For example, carloadings grew 2.9% compared to 2003, as the freight railroads benefited from the strengthening economy in the U.S. As shown below, orders for new freight cars increased to 70,291 in 2004. As a result, the backlog of freight cars ordered was 58,677, its highest year-end level since 1998. Sales in our freight segment have demonstrated that trend. The following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog
First quarter 2002	2,637	3,855	24,055
Second quarter 2002	6,973	4,155	9,281
Third quarter 2002	10,135	4,925	14,491
Fourth quarter 2002	8,712	4,801	18,402

	28,457	17,736

First quarter 2003	11,767	6,614	24,055
Second quarter 2003	16,693	7,365	33,383
Third quarter 2003	6,726	8,251	31,858
Fourth quarter 2003	12,063	9,170	33,967

	47,249	31,400

	Orders	Deliveries	Backlog
First quarter 2004	17,962	10,012	42,242
Second quarter 2004	19,770	10,071	51,446
Third quarter 2004	20,315	11,790	61,052
Fourth quarter 2004	12,244	14,419	58,677

	70,291	46,292

Source: Railway Supply Institute

The following is a summary of freight car, locomotive and transit car deliveries for the industry:

	Actual		Forecast
	2003	2004	2005

Freight car	31,400	46,292	55,000

Transit	811	819	725

Locomotive	759	1,235	1,100

Based on company estimates

Management is forecasting a slight increase in deliveries of freight and transit cars.

Carloadings and Intermodal Units Originated have grown proportionally over the past three years reflecting higher rail traffic and ultimately better opportunities for maintenance and aftermarket sales for the Company:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2004	4,298	4,422	4,363	4,340	17,423
2003	4,167	4,219	4,249	4,579	17,214
2002	4,086	4,280	4,304	4,527	17,197

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2004	2,585	2,750	2,810	2,849	10,994
2003	2,409	2,457	2,489	2,728	10,083
2002	2,157	2,383	2,462	2,437	9,439

Source: Association of American Railroads—Weekly Rail Traffic

In 2005, we expect demand to improve due to continued strength in the freight rail and passenger transit aftermarket, as well as growth in the market for new freight cars. Looking beyond 2005, we expect to generate increases in sales and earnings from executing our four-point growth strategy (see page 5 for more details):

•	Expand aftermarket sales;

•	Accelerate new product development;

•	Expand globally;

•	Continuous improvement through lean principles.

In 2005 and beyond, we will continue to face many challenges, including increased costs for raw materials, especially steel; higher costs for medical and insurance premiums; and foreign currency fluctuations. In addition, we face general economic risks, as well as the risk that our customers could curtail spending on new and existing equipment. Risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In millions	2004	2003	2002
Net sales	$822.0	$717.9	$696.2
Cost of sales	(616.9)	(528.5)	(516.7)

Gross profit	205.1	189.4	179.5

Selling, general and administrative expenses	(112.6)	(102.4)	(93.8)
Engineering expenses	(33.8)	(32.9)	(33.6)
Amortization expense	(3.3)	(4.3)	(5.3)

Total operating expenses	(149.7)	(139.6)	(132.7)

Income from operations	55.4	49.8	46.8

Interest expense, net	(11.5)	(11.1)	(19.2)
Other expense, net	(1.0)	(3.7)	(3.7)

Income from continuing operations before income taxes and cumulative effect of accounting change	42.9	35.0	23.9
Income tax expense	(10.8)	(12.8)	(7.6)

Income from continuing operations before cumulative effect of accounting change	32.1	22.2	16.3

Discontinued operations
Income from discontinued operations (net of tax)	0.3	0.5	0.4
(Loss) gain on sale of discontinued operations (net of tax)	—	—	(0.5)

Income before cumulative effect of accounting change	32.4	22.7	16.2

Cumulative effect of accounting change for goodwill, net of tax	—	—	(61.7)

Net income (loss)	$32.4	$22.7	$(45.5)

2004 COMPARED TO 2003

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2004	2003	Percent Change
Net sales	$822,018	$717,924	14.5%
Income from operations	55,405	49,814	11.2%
Net income	32,445	22,703	42.9%

Net sales increased by 14.5% from $717.9 million in 2003 to $822 million in 2004, primarily as a result of volume increases in freight car, locomotive and transit car deliveries. Aftermarket part sales increased because of carloadings and intermodal units originated. The Company did not realize any significant net sales improvement because of price increases or foreign exchange. Net income for 2004 was $32.4 million, or $0.71 per diluted share. Net income for 2003 was $22.7 million, or $0.52 per diluted share. This increase in net income was primarily due to increased sales and a favorable tax benefit.

The following table shows the Company’s net sales by business segment:

	For the year ended December 31,
In thousands	2004	2003
Freight Group	$587,685	$522,279
Transit Group	234,333	195,645

Net sales	$822,018	$717,924

Net sales. Net sales for 2004 increased $104.1 million, or 14.5%, as compared to 2003. Sales increased in both the Freight Group and the Transit Group. The Freight Group’s increased sales reflected higher sales of certain components to international markets, higher demand for pneumatic air brake components related to increased delivery of freight cars and locomotives and greater demand for friction products due to overall increased rail traffic in 2004. Industry deliveries of new freight cars for 2004 increased to 46,292 units as compared to 31,400 in 2003. The Transit Group’s increased sales were due to increased deliveries under existing contracts and higher aftermarket sales.

Gross profit. Gross profit increased to $205.2 million in 2004 compared to $189.5 million in 2003. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 25% compared to 26.4% in 2003. The decrease in gross profit percentage is primarily due to increased manufacturing costs because of higher raw material prices, higher medical costs for retiree health plans and the negative impact of foreign exchange rates on the Company’s Canadian operations. Other issues reducing gross profit percentage include inefficiencies relating to the closing and relocation of an electronics plant from Canada to the U.S., the establishment of a $970,000 reserve to reflect future environmental monitoring at our Boise facility, fixed asset impairment charges of $1.3 million, and the start up of low-margin rail door contracts in the Transit Group. Also, the provision for warranty expense negatively impacted gross profit having increased $4.4 million in 2004 compared to 2003. The provision for warranty expense is higher due to a combination of higher sales requiring additional reserves and charges for certain specific products. Although the warranty provision increased in 2004, warranty claims decreased resulting in an overall increase of $4.1 million in our warranty reserves. The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency.

The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2004	2003	Percent Change
Selling, general and administrative expenses	$112,621	$102,398	10.0%
Engineering expenses	33,795	32,929	2.6%
Amortization expense	3,343	4,309	(22.4)%

Total operating expenses	$149,759	$139,636	7.2%

Operating expenses. Operating expenses increased $10.1 million in 2004 as compared to 2003 including a $3.2 million unfavorable litigation ruling to GETS-GS, which the Company disagrees with and intends to continue to contest. Other costs comprising the increase include restructuring costs at the Company’s electronics unit, higher medical and insurance claims experience, foreign exchange costs and overall higher costs from inflation and sales activity. These increases were partially offset by reduced amortization expense. Amortization expense decreased due to certain intangible assets having been fully amortized.

Income from operations. Income from operations totaled $55.4 million (or 6.7% of sales) in 2004 compared with $49.8 million (or 6.9% of sales) in 2003. Higher operating income resulted from increased sales in 2004 offset by higher operating expenses.

Interest expense. Interest expense increased 3.7% in 2004 as compared to 2003 primarily due to the Company’s sale of senior notes in August 2003. These notes, while resulting in higher interest expense for the current year, enabled the Company to convert short-term, variable-rate debt into fixed-rate debt at an attractive long-term interest rate.

Other expense. The Company incurred foreign exchange losses of $1.2 million and $2.8 million, respectively, in 2004 and 2003, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes. 2004 includes a tax benefit of $4.9 million primarily related to the reversal of certain items that had previously been provided for that were closed from further regulatory examination. The effective income tax rate, not including the aforementioned tax benefit, remains unchanged and was 36.5% for 2004 and 2003. In 2004, the American Jobs Creation Act of 2004 was passed. The Company is in the process of evaluating the impact to the Company and its subsidiaries.

Net income. Net income for 2004 increased $9.7 million, compared with 2003. The increase was due to higher sales and the tax benefit mentioned above, partially offset by other items including the unfavorable GETS-GS litigation ruling, increased environmental reserve and higher manufacturing costs.

2003 COMPARED TO 2002

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2003	2002	Percent Change
Net sales	$717,924	$696,195	3.1%
Income from operations	49,814	46,730	6.6%
Income before cumulative effect of accounting change	22,703	16,184	40.3%
Net income (loss)	22,703	(45,479)	149.9%

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

The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2003	2002	Percent Change
Selling, general and administrative expenses	$102,398	$93,827	9.1%

Engineering expenses	32,929	33,592	(2.0)%

Amortization expense	4,309	5,322	(19.0)%

Total operating expenses	$139,636	$132,741	5.2%

Operating expenses. Operating expenses increased $6.9 million in 2003 as compared to 2002 due to the write-off of non-operating assets of $1.6 million, and higher medical and insurance premiums, partially offset by reduced amortization expense. Amortization expense decreased due to certain intangible assets having been fully amortized.

Income from operations. Income from operations totaled $49.8 million (or 6.9% of sales) in 2003 compared with $46.7 million (or 6.7% of sales) in 2002. Higher operating income resulted from increased sales and gross margins, but was partially offset by increased operating expenses in 2003.

Interest expense. Interest expense decreased 41.9% in 2003 as compared to 2002 primarily due to a substantial decrease in debt.

Other expense. The Company incurred foreign exchange losses of $2.8 million and $1.2 million, respectively, in 2003 and 2002, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes. 2003 includes a tax benefit of $2.7 million primarily related to the reversal of certain items that had previously been provided for that were closed from further regulatory examination. The effective income tax rate was 36.5% for 2003 and 32% for 2002. The change in the effective tax rate was due to a higher effective state tax rate and increased statutory rates in foreign jurisdictions. Also, increased income has reduced the significance of the favorable impact the Company’s utilization of foreign tax credits has on the effective tax rate.

Net income. Net income for 2003 increased $68.2 million, compared with 2002, which included a $61.7 million, net of tax, write off of goodwill. Income before the cumulative effect of an accounting change increased $6.5 million, compared with 2002. The increase was due to increased sales, improved margins, and lower interest expense.

Income Taxes

Management believes in the next three years cash outlays for income taxes will be less than income tax expense due to the utilization of NOLs and the amortization of goodwill and intangible assets which will continue to be amortized for tax purposes. The Company’s current level of pre-tax income is sufficient to utilize the deferred tax assets. In 2004, the Company has produced a $1.1 million federal net operating loss to be carried forward. A portion of the reported federal credits in the amount of $4.2 million will be realized through a carry back claim. Management believes tax planning opportunities exist in various foreign countries that will allow the Company to utilize foreign net operating loss carryforwards at an accelerated rate. Any tax assets that are uncertain regarding realization have a valuation allowance in the full amount of the asset. Management believes the remaining assets will be realized in the normal course of business.

The overall effective income tax rate includes a tax benefit of $4.9 million and $2.7 million in 2004 and 2003 respectively, which is primarily related to the reversal of certain items that had previously been provided for and that have been closed from further regulatory examination

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2004	2003	2002
Cash provided by (used for):
Operating activities	$52,867	$55,904	$15,658
Investing activities	(17,808)	(12,549)	(10,817)
Financing activities:
Debt paydown	(40,115)	(4,949)	(45,941)
Other	21,576	14,125	1,887
Earnings before interest, taxes, depreciation and amortization (EBITDA)	80,846	71,895	68,426

Management utilizes EBITDA as a measure of liquidity. The following is a reconciliation of EBITDA to net cash provided by operating activities:

	For the year ended December 31,
In thousands	2004	2003	2002
Net cash provided by operating activities	$52,867	$55,904	$15,658
Change in operating assets and liabilities	2,172	563	26,925
Change from discontinued operations	349	344	(184)
Change from deferred income taxes	3,169	(8,824)	(702)
Interest expense	11,528	11,118	19,135
Income tax expense	10,761	12,790	7,594

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$80,846	$71,895	$68,426

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

Operating activities. Operating cash flow in 2004 was $52.9 million as compared to $55.9 million in 2003. Net Income was approximately $9.7 million higher in 2004 than 2003. Working capital decreased, and generated operating cash, by $6.2 million, as accounts payable and accruals increased $26.1 million, offset by an increase in receivables, inventory and other current assets of $10.8 million, $5.2 million and $3.9 million, respectively. Deferred and accrued income taxes remained relatively unchanged compared to an $8.8 million decrease in 2003. The remaining use of operating cash is due to a net increase in the other assets less other liabilities in 2004.

Operating cash flow in 2003 was $55.9 million as compared to $15.7 million in 2002. Working capital remained relatively unchanged in 2003, as receivables and inventory increased $13.2 million, and accounts payable increased $14.1 million. Also, deferred income taxes decreased by $8.8 million in 2003.

During 2002, cash outlays for merger and restructuring activities was approximately $2.5 million and is reported as a reduction to cash provided by operating activities. Also, in 2002, $30 million was paid in taxes related to the gain on the sale of locomotive aftermarket assets in 2001. The operating cash flow in 2002 excluding the $30 million tax payment from 2001 was approximately $46 million.

Investing activities. In 2004 and 2003, cash used in investing activities was $17.8 million and $12.5 million, respectively, consisting almost entirely of capital expenditures, net of disposals. In 2002 cash used in investing activities was $10.8 million. In 2002, the Company used $1.7 million for certain business acquisitions. See Note 5 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report, for further information.

Capital expenditures for continuing operations were $19.3 million, $17.5 million and $14.1 million in 2004, 2003 and 2002, respectively. The majority of capital expenditures for these periods relates to upgrades to and replacement of existing equipment.

Financing activities. In 2004, cash used for financing activities was $18.5 million compared to cash provided by financing activities of $9.2 million in 2003.

During 2004, long term debt was reduced by $40.1 million. The Company also realized proceeds of $23 million from the exercise of stock options during 2004. In 2003, the Company issued $150 million of Senior Notes due in August 2013 (“the Notes”). The Notes were issued at par and interest accrues at 6.875% and is payable semi-annually on January 31 and July 31 of each year, commencing on January 31, 2004. The proceeds were used to repay debt outstanding under the Company’s then existing bank credit agreement, and for general corporate purposes.

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

In November 2003, the Company issued common stock in connection with the registration and sale of stock by certain selling shareholders. The Company issued 726,900 shares of common stock realizing total proceeds of about $10 million. See “Prospectus Summary—Recent Development.”

Cash used for financing activities was $44.1 million in 2002. During 2002, the Company reduced long-term debt by $45.9 million. We repaid $175 million of senior notes in the third quarter of 2002 to take advantage of lower interest rates on our revolving credit agreement. Historically, the Company have financed the purchase of significant businesses utilizing cash flow generated from operations and amounts available under its credit facilities.

The following table shows outstanding indebtedness at December 31, 2004 and 2003. The revolving credit agreement and other term loan interest rates are variable and dependent on market conditions.

	December 31,
In thousands	2004	2003
Revolving credit agreement	$—	$40,000
6.875% senior notes	150,000	150,000
Other	107	225

Total	150,107	190,225
Less—current portion	—	—

Long-term portion	$150,107	$190,225

Cash balance at December 31, 2004 and 2003 was $95.3 million and $70.3 million, respectively.

On February 1, 2005, the Company completed the acquisition of assets of Rütgers Rail S.p.A. The acquisition was accounted for as a purchase and accordingly, the purchase price will be allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results will be included in the consolidated statement of operations from the acquisition date forward. The new company formed to hold the newly purchased assets of Rütgers Rail S.p.A. is named CoFren S.r.l. (“CoFren”). CoFren has become the leading manufacturer of brake shoes, disc pads and interior trim components for rail applications in Europe. The purchase price was $36.6 million in cash, and is subject to adjustment based on a calculation of net worth as defined in the Sale and Purchase agreement. The adjustment is to be completed within 90 business days of the acquisition date.

Refinancing Credit agreement. In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provides a $175 million five-year revolving credit facility expiring in January 2009. At December 31, 2004, the Company had available bank borrowing capacity, net of $21.9 million of letters of credit, of approximately $153.1 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The maximum credit agreement borrowings, average credit agreement borrowings and weighted-average contractual interest rate on credit agreement borrowings were $40 million, $36.7 million and 2.9%, respectively for 2004. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31, 2003, the notional value of interest rate swaps outstanding totaled $40 million and effectively changed our interest rate from a variable rate to a fixed rate of 3.98%. The interest rate swap agreements were terminated, for a net gain of about $200,000 in 2004 in conjunction with the $40 million repayment of the revolving credit agreement.

Under the Refinancing Credit Agreement, we may elect a base interest rate or an interest rate based on the London Interbank Offered Rates of Interest (“LIBOR”). The base interest rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 100 to 200 basis points depending on our consolidated total indebtedness to cash flow ratios. The current margin is 100 basis points.

The Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits declaring or making other distributions, subject to certain exceptions. The Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations and sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; capital expenditures; and imposes a minimum interest expense coverage ratio and a maximum debt to cash flow ratio.

The Refinancing Credit Agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and “change of control” of the Company. The Refinancing Credit Agreement includes the following covenants: a minimum interest coverage ratio of 3.0, maximum debt to cash flow ratio of 3.25 and a minimum net worth of $180 million plus 50% of consolidated net income since September 30, 2003. The Company is in compliance with these measurements and covenants and expects that these measurements will not be any type of limiting factor in executing our operating activities. See Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Management believes that based on current levels of operations and forecasted earnings, cash flow and liquidity will be sufficient to fund working capital and capital equipment needs as well as meeting debt service requirements. If sources of funds were to fail to satisfy the Company’s cash requirements, the Company may need to refinance our existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, would be expected to be more costly and burdensome than the debt agreements currently in place.

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

Effects of Inflation

In general, inflation has not had a material impact on the Company’s results of operations. Some of our labor contracts contain negotiated salary and benefit increases and others contain cost of living adjustment clauses, which would cause our labor cost to automatically increase if inflation were to become significant. However, higher costs of metals have reduced gross margin. Other areas of higher costs include medical benefits for active and retired employees.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2004:

In thousands	Total	2005	2006 to 2007	2008 to 2009	Thereafter
Operating activities:
Unconditional purchase obligations (1)	$—	$—	$—	$—	$—
Long-term purchase obligations (1)	347	347	—	—	—
Operating leases (2)	36,642	7,332	12,952	9,137	7,221
Estimated pension funding (3)	—	6,826	13,858	14,659	—
Postretirement benefit payments (4)	—	2,408	4,997	5,241	—
Financing activities:
Long-term debt (5)	150,107	—	107	—	150,000
Dividends to shareholders (6)	—	—	—	—	—
Investing activities:
Capital projects (7)	25,000	25,000	—	—	—
Other:
Standby letters of credit (8)	21,909	17,387	3,039	1,483	—
Guarantees (9)	1,300	—	—	—	—

Total		$59,300	$34,953	$30,520

(1)	Unconditional purchase obligations for the purposes of this disclosure have been defined as a contractual obligation to purchase utilities, electricity, natural gas that is in excess of $100,000 annually, and $200,000 in total. Long-term purchase obligations for the purposes of this disclosure have been defined as a contractual obligation to purchase raw materials or supplies that are non-cancelable, and are in excess of $100,000 annually, and $200,000 in total.

(2)	Future minimum payments for operating leases are disclosed by year in Note 15 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(3)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension funding payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(4)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Postretirement payments are based on actuarial estimates using current assumptions for discount rates and health care costs. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(5)	Scheduled principal repayments of outstanding loan balances are disclosed by year in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(6)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of $1.8 million.

(7)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2005 budget amount was approved at the February 2005 Board of Directors meeting up to $25 million.

(8)	The Company has $21.9 million in outstanding letters of credit for performance and bid bond purposes, which expire in various dates through 2009.

(9)	Guarantee for debt of former operating unit sold in 2001.

Obligations for operating activities. The Company has entered into $347,000 of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $6.1 million and $5.7 million in 2004 and 2003, respectively. Benefits paid for post retirement plans were $3.5 million and $2.1 million in 2004 and 2003, respectively.

Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of $1.8 million annually.

In 2001, the Company sold a subsidiary to that unit’s management team. As part of the sale, the Company guaranteed approximately $3 million of bank debt of the buyer, which was used for the purchase financing. This debt was refinanced in June 2004, and Wabtec’s guarantee was reduced to $1.3 million. Management has no reason to believe that this debt will not be repaid or refinanced.

The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2004, initial value of performance bonds issued on the Company’s behalf is about $150 million.

Obligations for investing activities. The Company typically spends approximately $15-25 million a year for capital expenditures, primarily related to facility expansion efficiency and modernization, health and safety, and environmental control. The Company expects annual capital expenditures in the future will be within this range.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;

•	demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	continued recovery in our industry, and in particular, orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment; or

•	fluctuations in interest rates and foreign currency exchange rates;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of acquisitions; or

•	the development and use of new technology;

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations; or

•	the outcome of our existing or any future legal proceedings, including litigation involving our principal customers and any litigation with respect to environmental, asbestos-related matters and pension liabilities; and

Transaction or commercial factors

•	the outcome of negotiations with partners, governments, suppliers, customers or others.

Statements in this 10-K apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, environmental matters, warranty reserves, the testing of goodwill and other intangibles for impairment, proceeds on assets to be sold, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. A discussion of the judgments and uncertainties associated with accounting for derivatives and environmental matters can be found in Notes 2 and 18, respectively, in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

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

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other output-based measures, as appropriate, are used to measure the progress of individual contracts towards completion. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as known. Provisions are made currently for estimated losses on uncompleted contracts. Certain pre-production costs relating to long term production and supply contracts have been deferred and will be amortized over the life of the contract.

In 2002, we adopted the new standard of accounting for goodwill and intangible assets with indefinite lives. The cumulative effect adjustment recognized on January 1, 2002, upon adoption of the new standard, was a charge of $61.7 million (after tax). Also in 2002, amortization ceased for goodwill and intangible assets with indefinite lives. Total amortization expense for intangible assets recognized was $2.4 million in 2004, $3.4 million in 2003 and $4 million in 2002. Additionally, goodwill and indefinite-lived intangibles are required to be tested for impairment at least annually. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill). We use a combination of a guideline public company market approach and a discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecasted operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its business are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

The Company provides warranty reserves to cover expected costs from repairing or replacing products with durability, quality or workmanship issues occurring during established warranty periods. In general, reserves are provided for as a percentage of sales, based on historical experience. In addition, specific reserves are established for known warranty issues and their estimable losses.

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

Interest Rate Risk

In the ordinary course of business, we are exposed to risks that increases in interest rates may adversely affect funding costs associated with variable-rate debt. There was no outstanding variable rate debt at December 31, 2004. After considering the effects of interest rate swaps, further described below, our variable rate debt represented 0% of total long-term debt at December 31, 2003. Management had entered into pay-fixed, receive-variable interest rate swap contracts that mitigated the impact of variable-rate debt interest rate increases. These interest rate swap contracts were terminated in 2004. In 2003, we had concluded that our swap contracts qualified for “special cash flow hedge accounting” which permitted recording the fair value of the swap and corresponding adjustment to other comprehensive income on the balance sheet (see Note 20 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report).

Foreign Currency Exchange Risk

We occasionally enter into several types of financial instruments for the purpose of managing our exposure to foreign currency exchange rate fluctuations in countries in which we have significant operations. As of December 31, 2004, we had several such instruments outstanding to hedge currency rate fluctuation in 2005.

We entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of December 31, 2004, we had forward contracts with a notional value of $59 million CAD (or $43.5 million U.S.), with an average exchange rate of $0.74 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $3.6 million, net of tax.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2004, approximately 66% of Wabtec’s net sales are in the United States, 10% in Canada, 2% in Mexico, and 22% in other international locations, primarily Europe. (See Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report).

Our market risk exposure is not substantially different from our exposure at December 31, 2003.

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, (Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect of this standard on the Company’s financial statements and results of operations.

SFAS No. 123 (revised 2004) “Share-Based Payment” was issued in December 2004. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first interim reporting period beginning after June 15, 2005. Wabtec is currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the third quarter of 2005.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the impact of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Job Act.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent public accountants.

Item 9A.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.

Item 9B.	OTHER INFORMATION

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2005. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004. Information relating to the executive officers of the Company is set forth in Part I.

Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

			Page
(a)	(1)	Financial Statements

		Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	37
		Report of Independent Registered Public Accounting Firm	38

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	39

		Consolidated Balance Sheets as of December 31, 2004 and 2003	40

		Consolidated Statements of Operations for the three years ended December 31, 2004, 2003 and 2002	41

		Consolidated Statements of Cash Flows for the three years ended December 31, 2004, 2003 and 2002	42

		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2004, 2003 and 2002	43

		Notes to Consolidated Financial Statements	44

	(2)	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts	74

(b)		Reports on Form 8-K

		During the fourth quarter of 2004, the Company filed or furnished the following Current Reports on Form 8-K pertaining to the following items:

		(1) A report dated October 22, 2004, under Items 2.02 and 9.01, the press release, dated October 21, 2004 announcing the financial results of the Company for the quarter ended September 30, 2004.

		(2) A report dated December 20, 2004, under Items 8.01 and 9.01, the press release, dated December 20, 2004 announcing the Company’s earnings guidance for the year ended December 31, 2004 and 2005.

(c)		Exhibits	Filing Method
	2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	5

	3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

	3.3	Amended and Restated By-Laws of the Company, effective November 19, 1999	5

	4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	12

	4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	12

(c)		Exhibits	Filing Method
	4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	12

	4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	12

	10.1	MotivePower Stock Option Agreement (originally included as Annex B to the Joint Proxy Statement/Prospectus)	5

	10.2	Westinghouse Air Brake Stock Option Agreement (originally included as Annex C to the Joint Proxy Statement/Prospectus)	5

	10.3	Voting Agreement dated as of September 26, 1999 among William E. Kassling, Robert J. Brooks, Harvard Private Capital Holdings, Inc. Vestar Equity Partners, L.P. and MotivePower Industries, Inc. (originally included as Annex D to the Joint Proxy Statement/Prospectus)	5

	10.9	Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York (Schedules and Exhibits omitted)	6

	10.10	Amended and Restated Stockholders Agreement dated as of March 5, 1997 among the RAC Voting Trust (“Voting Trust”), Vestar Equity Partners, L.P. (“Vestar Equity”), Harvard Private Capital Holdings, Inc. (“Harvard”), American Industrial Partners Capital Fund II, L.P. (“AIP”) and the Company	3

	10.12	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

	10.13	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc., dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

	10.14	Letter Agreement (undated) between the Company and American Standard Inc. on environmental costs and sharing	2

	10.15	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

	10.16	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

	10.17	License Agreement dated as of December 31, 1993 between SAB WABCO Holdings B.V. and the Company	2

	10.18	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

	10.19	Westinghouse Air Brake Company 1995 Stock Incentive Plan, as amended	4

	10.20	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	6

	10.22	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

	10.23	Form of Indemnification Agreement between the Company and Authorized Representatives	2

(c)		Exhibits	Filing Method
	10.27	Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of March 5, 1997 among the Voting Trust, Vestar, Harvard, AIP and the Company	3

	10.28	Common Stock Registration Rights Agreement dated as of March 5, 1997 among the Company, Harvard, AIP and the Voting Trust	3

	10.29	1998 Employee Stock Purchase Plan	4

	10.32	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan	7

	10.33	Amendment No. 1, dated as of November 16, 2000, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	8

	10.34	Amendment No. 2, dated as of March 30, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	10

	10.35	Amendment No. 3, dated as of July 18, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, The Chase Manhattan Bank as administrative agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	10

	10.36	Amendment No. 4, dated as of September 17, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as

(c)		Exhibits	Filing Method
		of November 19, 1999, as amended, among the Company, various financial institutions, LaSalle Bank National Association, The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	10
	10.37	Amendment No. 5, dated as of November 14, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	10
	10.38	Amendment No. 6, dated as of November 13, 2002, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, JP Morgan Chase Bank as administrative agent, and The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, LaSalle Bank National Association, as an issuing bank, ABN AMRO Bank N.V., as an issuing bank, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999	11
	10.39	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	9
	10.40	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association dated January 12, 2004	13
	10.41	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004.	1
	10.42	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004.	1
	21	List of subsidiaries of the Company	1
	23.1	Consent of Ernst & Young LLP	1
	31.1	Rule 13a-14(a)/15d-14(a) Certifications	1
	32.1	Section 1350 Certifications	1
	99.1	Annual Report on Form 11-K for the year ended December 31, 2004 of the Westinghouse Air Brake Technologies Corporation Savings Plan	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).

3	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.

4	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.

5	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).

6	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.

7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

8	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.

9	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001.

11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.

12	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).

13	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003.

MANAGEMENT’S REPORTS TO WABTEC SHAREHOLDERS

Management’s Report on Financial Statements and Practices

The accompanying consolidated financial statements of Westinghouse Air Brake Technologies Corporation and subsidiaries (the “Company”) were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management’s best judgments and estimates. The other financial information included in the 10-K is consistent with that in the financial statements.

Management also recognizes its responsibility for conducting the Company’s affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in key policy statements issued from time to time regarding, among other things, conduct of its business activities within the laws of host countries in which the Company operates and potentially conflicting outside business interests of its employees. The Company maintains a systematic program to assess compliance with these policies.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control-Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included in Exhibits 31 and 32 in the Company’s 10-K. In addition, in 2004, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

By	/s/ WILLIAM E. KASSLING
William E. Kassling, Chairman of the Board,
President, Chief Executive Officer and Director

By	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon, Senior Vice President,
Chief Financial Officer and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a) of this Registration Statement. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully discussed in Note 8 of the consolidated financial statements, effective January 1, 2002, Westinghouse Air Brake Technologies Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

Westinghouse Air Brake Technologies Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Westinghouse Air Brake Technologies Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Westinghouse Air Brake Technologies Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

March 11, 2005

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and par value	2004	2003
Assets
Current Assets
Cash and cash equivalents	$95,257	$70,328
Accounts receivable	139,843	129,074
Inventories	96,992	91,809
Deferred income taxes	16,122	23,457
Other	11,359	7,424

Total current assets	359,573	322,092
Property, plant and equipment	340,948	332,619
Accumulated depreciation	(189,987)	(178,780)

Property, plant and equipment, net	150,961	153,839
Other Assets
Goodwill	113,466	109,450
Other intangibles, net	39,880	37,776
Deferred income taxes	35,476	20,315
Other noncurrent assets	14,040	12,833

Total other assets	202,862	180,374

Total Assets	$713,396	$656,305

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$92,189	$79,747
Accrued income taxes	3,299	126
Customer deposits	27,693	16,818
Accrued compensation	18,944	18,131
Accrued warranty	17,413	13,307
Other accrued liabilities	21,334	24,651

Total current liabilities	180,872	152,780
Long-term debt	150,107	190,225
Reserve for postretirement and pension benefits	43,112	39,055
Deferred income taxes	14,523	11,631
Commitments and contingencies	6,171	5,536
Notes payable	487	3,198
Other long-term liabilities	5,698	5,587

Total liabilities	400,970	408,012
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 46,192,223 and 44,631,733 outstanding at December 31, 2004 and 2003, respectively	662	662
Additional paid-in capital	286,694	282,872
Treasury stock, at cost, 19,982,544 and 21,543,034 shares, at December 31, 2004 and 2003, respectively	(248,021)	(267,586)
Retained earnings	282,868	252,234
Accumulated other comprehensive loss	(9,777)	(19,889)

Total shareholders’ equity	312,426	248,293

Total Liabilities and Shareholders’ Equity	$713,396	$656,305

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
In thousands, except per share data	2004	2003	2002
Net sales	$822,018	$717,924	$696,195
Cost of sales	(616,854)	(528,474)	(516,724)

Gross profit	205,164	189,450	179,471

Selling, general and administrative expenses	(112,621)	(102,398)	(93,827)
Engineering expenses	(33,795)	(32,929)	(33,592)
Amortization expense	(3,343)	(4,309)	(5,322)

Total operating expenses	(149,759)	(139,636)	(132,741)

Income from operations	55,405	49,814	46,730

Other income and expenses
Interest expense, net	(11,528)	(11,118)	(19,135)
Other expense, net	(1,020)	(3,654)	(3,691)

Income from continuing operations before income taxes and cumulative effect of accounting change	42,857	35,042	23,904

Income tax expense	(10,761)	(12,790)	(7,594)

Income from continuing operations before cumulative effect of accounting change	32,096	22,252	16,310
Discontinued operations
Income from discontinued operations (net of tax)	349	451	403
(Loss) gain on sale of discontinued operations (net of tax)	—	—	(529)

Total discontinued operations	349	451	(126)

Income before cumulative effect of accounting change	32,445	22,703	16,184

Cumulative effect of accounting change for goodwill, net of tax	—	—	(61,663)

Net income (loss)	$32,445	$22,703	$(45,479)

Earnings Per Common Share
Basic
Income from continuing operations before cumulative effect of accounting change	$0.71	$0.51	$0.37
Income from discontinued operations	0.01	0.01	—
Cumulative effect of accounting change	—	—	(1.42)

Net income (loss)	$0.72	$0.52	$(1.05)

Diluted
Income from continuing operations before cumulative effect of accounting change	$0.70	$0.51	$0.37
Income from discontinued operations	0.01	0.01	—
Cumulative effect of accounting change	—	—	(1.41)

Net income (loss)	$0.71	$0.52	$(1.04)

Weighted average shares outstanding
Basic	44,993	43,538	43,291
Diluted	45,787	43,974	43,617

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2004	2003	2002
Operating Activities
Net income (loss)	$32,445	$22,703	$(45,479)
Adjustments to reconcile net income (loss) to cash provided by operations:
Cumulative effect of accounting change for goodwill, net of tax	—	—	61,663
Depreciation and amortization	26,112	25,284	25,513
Results of discontinued operations, net of tax	(349)	(451)	126
Deferred income taxes	(3,169)	8,824	702
Discontinued operations	—	107	58
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(14,844)	(12,410)	(548)
Inventories	(6,885)	(796)	17,812
Accounts payable	14,832	14,138	(12,814)
Accrued income taxes	3,713	286	(30,262)
Accrued liabilities and customer deposits	14,580	2,836	1,964
Commitments and contingencies	635	(2,032)	(3,033)
Other assets and liabilities	(14,203)	(2,585)	(44)

Net cash provided by operating activities	52,867	55,904	15,658

Investing Activities
Purchase of property, plant and equipment	(19,262)	(17,470)	(14,137)
Proceeds from disposal of property, plant and equipment	1,454	5,048	3,673
Acquisitions of businesses, net of cash acquired	—	—	(1,654)
Cash received from disposition of discontinued operations	—	—	1,400
Discontinued operations	—	(127)	(99)

Net cash used for investing activities	(17,808)	(12,549)	(10,817)

Financing Activities
(Repayments) borrowings of credit agreements	(40,000)	(149,700)	129,700
Borrowings (repayments) of senior notes	—	150,000	(175,000)
Repayments of other borrowings	(115)	(5,249)	(641)
Stock issuance	—	9,977	—
Proceeds from treasury stock from stock based benefit plans	23,387	5,899	3,695
Cash dividends	(1,811)	(1,751)	(1,808)

Net cash (used for) provided by financing activities	(18,539)	9,176	(44,054)

Effect of changes in currency exchange rates	8,409	(1,413)	4,474

Increase (decrease) in cash	24,929	51,118	(34,739)
Cash, beginning of year	70,328	19,210	53,949

Cash, end of year	$95,257	$70,328	$19,210

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss
Balance, December 31, 2001		$654	$272,674	$(277,489)	$278,569	$538	$(29,675)
Cash dividends ($0.04 dividend per share)					(1,808)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			108	3,587
Compensatory stock granted through a Rabbi Trust				268		(268)
Net loss	$(45,479)				(45,479)
Translation adjustment	3,165						3,165
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of $755 tax	1,538						1,538
Additional minimum pension liability, net of $(4,551) tax	(7,120)						(7,120)

Total comprehensive loss	$(47,896)

Balance, December 31, 2002		$654	$272,782	$(273,634)	$231,282	$270	$(32,092)
Cash dividends ($0.04 dividend per share)					(1,751)
Stock issuance		8	9,969
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			121	5,778
Compensatory stock granted through a Rabbi Trust				270		(270)
Net income	$22,703				22,703
Translation adjustment	13,962						13,962
Unrealized gains on foreign exchange contracts, net of $135 tax	235						235
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of $496 tax	799						799
Additional minimum pension liability, net of $(728) tax	(2,793)						(2,793)

Total comprehensive income	$34,906

Balance, December 31, 2003		$662	$282,872	$(267,586)	$252,234	$—	$(19,889)
Cash dividends ($0.04 dividend per share)					(1,811)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			3,822	19,565
Net income	$32,445				32,445
Translation adjustment	10,346						10,346
Unrealized gains on foreign exchange contracts, net of $1,925 tax	3,350						3,350
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of $119 tax	207						207
Additional minimum pension liability, net of $(2,178) tax	(3,791)						(3,791)

Total comprehensive income	$42,557

Balance, December 31, 2004		$662	$286,694	$(248,021)	$282,868	$—	$(9,777)

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

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

Wabtec is a global company with operations in nine countries. In 2004, about 78 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 82 countries around the world.

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

Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $2 million and $4.5 million as of December 31, 2004 and 2003, respectively.

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

Intangible Assets The Company adopted SFAS No. 142 effective January 1, 2002, and, as a result, goodwill and other intangible assets with indefinite lives are no longer amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Goodwill and indefinite lived intangible assets are reviewed annually for impairment and more frequently when indicators of impairment are present. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its business are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Warranty Costs Warranty costs are accrued based on management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $14.9 million, $10.5 million and $17.6 million for 2004, 2003 and 2002, respectively. Warranty reserves were $17.4 million and $13.3 million at December 31, 2004 and 2003, respectively.

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

Income Taxes Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The provision for income taxes includes federal, state and foreign income taxes.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation expense for these plans been determined based on the fair value at the grant dates for awards, the Company’s net income and earnings per share would be as set forth in the following table. For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options’ vesting period.

	For the year ended December 31,
In thousands, except per share	2004	2003	2002
Net income (loss)
As reported	$32,445	$22,703	$(45,479)
Stock based compensation under FAS123, net of tax	1,722	2,291	2,680

Pro forma	30,723	20,412	(48,159)

Basic earnings (loss) per share
As reported	$0.72	$0.52	$(1.05)
Pro forma	$0.68	0.47	(1.11)

Diluted earnings (loss) per share
As reported	$0.71	$0.52	$(1.04)
Pro forma	0.67	0.46	(1.10)

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2004	2003	2002
Dividend yield	.3%	.3%	.3%
Risk-free interest rate	4.9%	5.2%	5.6%
Stock price volatility	46.1	46.1	46.7
Expected life (years)	5.0	5.0	5.0

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

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, and as amended by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities” effective January 1, 2001. In the application, the Company has concluded its interest rate swap contracts qualify for “special cash flow hedge accounting” which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet. The interest rate swaps were terminated in 2004. As a result of entering into these interest rate swaps, the Company incurred $262,000 in additional interest expense in 2004.

The Company also entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of December 31, 2004, the Company had forward contracts with a notional value of

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$59 million CAD (or $43.5 million U.S.), with an average exchange rate of $0.74 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $3.6 million, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange loss was $1.2 million, $2.8 million and $1.2 million for 2004, 2003 and 2002, respectively.

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

Revenue Recognition Revenue is recognized in accordance with Staff Accounting Bulletins (SABs) 101, “Revenue Recognition in Financial Statements” and 104 “Revision of Topic 13.” Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other output-based measures, as appropriate, are used to measure the progress of individual contracts towards completion. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as known. Provisions are made currently for estimated losses on uncompleted contracts. Certain pre-production costs relating to long term production and supply contracts have been deferred and will be amortized over the life of the contract. Deferred pre-production costs were $5.3 million and $3.4 million at December 31, 2004 and 2003, respectively.

Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2004 and 2003. One customer, in the transit group, accounted for 11% of the Company’s consolidated net sales in 2002.

Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.

Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2004, 2003 and 2002, the Company incurred costs of approximately $33.8 million, $32.9 million and $33.6 million, respectively.

Employees As of December 31, 2004, approximately 39% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective through 2005, 2006 and 2007.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect of this standard on the Company’s financial statements and results of operations.

SFAS No. 123 (revised 2004) “Share-Based Payment” was issued in December 2004. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first interim reporting period beginning after June 15, 2005. Wabtec is currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the third quarter of 2005.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the impact of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Job Act.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	DISCONTINUED OPERATIONS

On November 1, 2001, the Company completed the sale of certain assets to GE Transportation Systems (GETS) for $238 million in cash. The assets sold primarily included locomotive aftermarket products and services for which Wabtec was not the original equipment manufacturer. Under the terms of the sales agreement, the Company has agreed to indemnify GETS for, among other things, certain potential third party, off-site environmental cleanup or remediation costs. At this time, the Company is not aware of any potential liability in connection with this sale of assets. The Company reported a $48.7 million after tax gain on the sale in 2001.

In the fourth quarter of 2001, the Company decided to exit other businesses and put these businesses up for sale. The net assets of those businesses were written down to their estimated realizable value based on a multiple of earnings. The Company reported a $7.2 million after tax loss on the write-down of these entities.

As of December 31, 2003, one of the businesses had not sold. The Company actively solicited but did not receive any reasonable offers to purchase the asset and, in response, had reduced the price. The asset is no longer being actively marketed and as a result, the Company reclassed the business to continuing operations in the fourth quarter of 2003. Such reclassification had no material impact on the financial statements.

In accordance with SFAS 144, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

	For the year ended December 31,
In thousands	2004	2003	2002
Net sales	$—	$6,593	$11,158
Income before income taxes	550	710	593
Income tax expense	201	259	190
Income from discontinued operations	$349	$451	$403

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the year ended December 31,
In thousands	2004	2003	2002
Interest paid during the year	$13,203	$6,478	$18,111
Income taxes paid during the year	7,376	8,185	34,452

Business acquisitions:
Fair value of assets acquired	$—	$—	$1,654
Liabilities assumed	—	—	—

Cash paid	—	—	1,654
Less cash acquired	—	—	—

Net cash paid	$—	$—	$1,654

Noncash investing and financing activities:
Notes payable	$—	$3,198	$—
Deferred compensation	—	270	268
Treasury stock	—	(270)	(268)

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	MERGERS AND ACQUISITIONS

The Company made the following acquisitions in 2002 and 2005:

i) In February 2002, the Company purchased the minority interest of a business in India that the Company did not already own for $1.7 million. This acquisition was accounted for under the purchase method. Accordingly, the results of operations of the acquisition are included in the Company’s financial statements prospectively from the acquisition date. The excess of the purchase price over the fair value of identifiable net assets was approximately $664,000 and was allocated to goodwill. Effective January 1, 2002, goodwill was no longer amortized upon adoption of SFAS No. 142.

ii) On February 1, 2005, the Company completed the acquisition of assets of Rütgers Rail S.p.A. The acquisition was accounted for as a purchase and accordingly, the purchase price will be allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results will be included in the consolidated statement of operations from the acquisition date forward. The new company formed to hold the newly purchased assets of Rütgers Rail S.p.A. is named CoFren S.r.l. (“CoFren”). CoFren has become the leading manufacturer of brake shoes, disc pads and interior trim components for rail applications in Europe. The purchase price was $36.6 million in cash. The purchase price is subject to adjustment based on a calculation of net worth as defined in the Sale and Purchase agreement. The adjustment is to be completed within 90 business days of the acquisition date.

6.	INVENTORY

The components of inventory, net of reserves, were:

	December 31,
In thousands	2004	2003
Raw materials	$34,280	$28,711
Work-in-process	45,628	45,559
Finished goods	17,084	17,539

Total inventory	$96,992	$91,809

7.	PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

	December 31,
In thousands	2004	2003
Machinery and equipment	$248,808	$249,604
Buildings and improvements	85,676	76,290
Land and improvements	6,153	6,435
Locomotive leased fleet	311	290

PP&E	340,948	332,619
Less: accumulated depreciation	(189,987)	(178,780)

Total	$150,961	$153,839

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 To 20
Buildings and improvements	20 To 40
Machinery and equipment	3 To 15
Locomotive leased fleet	4 To 15

Depreciation expense was $22.8 million, $21 million and $20.2 million for 2004, 2003 and 2002, respectively. During 2004, the Company wrote down $1.3 million of various assets, a portion of which were subsequently sold in 2005.

8.	INTANGIBLES

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis over the assets estimated useful life. Instead, they are subject to periodic assessments for impairment by applying a fair-value-based test. In 2002, the Company completed the Phase I and Phase II assessments and wrote down the carrying value of goodwill by $90 million ($83.2 million for the Freight Group and $6.8 million for the Transit Group), resulting in a non-cash after-tax charge of $61.7 million. The fair value of these reporting units was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. The Company also performed the required impairment test in 2004 and 2003, which resulted in no additional impairment charge. Goodwill still remaining on the balance sheet is $113.5 million and $109.5 million at December 31, 2004 and 2003, respectively.

As of December 31, 2004 and 2003, the Company’s trademarks had a net carrying amount of $19.6 million and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2004	2003
Patents and other, net of accumulated amortization of $22,459 and $21,053	$11,269	$13,675
Covenants not to compete, net of accumulated amortization of $8,263 and $9,437	61	137
Intangible pension asset	8,987	4,401

Total	$20,317	$18,213

In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable assets and determined that they continue to be appropriate. The weighted average useful life of patents was 13 years and of covenants not to compete was five years.

Amortization expense for intangible assets was $2.4 million, $3.4 million and $4 million for the years ended December 31, 2004, 2003, and 2002, respectively. Amortization expense for the five succeeding years is as follows (in thousands):

2005	$2,303
2006	$2,053
2007	$1,957
2008	$1,921
2009	$1,766

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the carrying amount of goodwill by segment for the year ended December 31, 2004 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2003	92,570	16,880	109,450
Foreign currency impact	2,364	1,652	4,016

Balance at December 31, 2004	$94,934	$18,532	$113,466

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In thousands	2004	2003
Revolving credit agreement	$—	$40,000
6.875% Senior notes	150,000	150,000
Other	107	225

Total	$150,107	$190,225
Less—current portion	—	—

Long-term portion	$150,107	$190,225

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provides a $175 million five-year revolving credit facility expiring in January 2009. At December 31, 2004, the Company’s available bank borrowing capacity, net of $21.9 million of letters of credit, was approximately $153.1 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The maximum credit agreement borrowings, average credit agreement borrowings and weighted-average contractual interest rate on credit agreement borrowings were $40 million, $36.7 million and 2.9%, respectively for 2004. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On December 31, 2003, the notional value of interest rate swaps outstanding totaled $40 million and effectively changed the Company’s interest rate on bank debt at December 31, 2003 from a variable rate to a fixed rate of 3.98%. The interest rate swap agreements were terminated in 2004 in conjunction with the $40 million repayment of the revolving credit agreement.

Under the Refinancing Credit Agreement, the Company may elect a base interest rate or an interest rate based on the London Interbank Offered Rates of Interest (“LIBOR”). The base interest rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 100 to 200 basis points depending on the Company’s consolidated total indebtedness to cash flow ratios. The current margin is 100 basis points.

The Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Scheduled principal repayments of outstanding loan balances required as of December 31, 2004 are as follows:

In thousands
2005	$—
2006	107
2007	—
2008	—
2009	—
Future years	150,000

Total	$150,107

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses a December 31 measurement date for the U.S. and Canadian plans. The U.K. plan uses an October 31 measurement date.

Obligations and Funded Status

	For the years ended December 31,
	Pension Plans		Postretirement Plans
In thousands	2004	2003	2004	2003
Defined Benefit Plans
Change in projected benefit obligation
Obligation at beginning of year	$(113,117)	$(92,751)	$(29,090)	$(23,700)
Service cost	(2,721)	(2,425)	(583)	(330)
Interest cost	(7,161)	(6,474)	(1,975)	(1,715)
Participant contributions	(528)	(401)	—	—
Plan amendment	(2,418)	—	18,416	—
Actuarial loss	(9,827)	(7,361)	(35,261)	(5,495)
Benefits paid	6,074	5,666	3,631	2,150
Expenses paid	71	372	—	—
Effect of currency rate changes	(6,025)	(9,743)	(451)	—

Obligation at end of year	$(135,652)	$(113,117)	$(45,313)	$(29,090)

Change in plan assets
Fair value of plan assets at beginning of year	$86,581	$67,600	—	—
Actual gain on plan assets	6,380	11,834	—	—
Employer contribution	12,677	5,554	—	—
Participant contributions	528	401	—	—
Benefits paid	(6,074)	(5,666)	—	—
Administrative expenses	(548)	(1,081)	—	—
Effect of currency rate changes	4,884	7,939	—	—

Fair value of plan assets at end of year	$104,428	$86,581	—	—

Funded status
Funded status at year end	$(31,224)	$(26,536)	(45,313)	(29,090)
Unrecognized net actuarial loss	40,823	29,213	40,847	8,961
Unrecognized prior service cost (credit)	6,485	4,237	(16,423)	22
Unrecognized transition obligation	3,458	3,084	—	194
Effect of currency exchange rates	—	1,399	—	—

Prepaid (accrued) benefit cost	$19,542	$11,397	$(20,889)	$(19,913)

Amounts recognized in the statement of financial position include:
Prepaid pension cost	$411	$323	$—	$—
Reserve for postretirement and pension benefits	(21,640)	(19,142)	(20,889)	(19,913)
Intangible asset	8,987	4,401	—	—
Accumulated other comprehensive loss	31,784	25,815	—	—

Prepaid (accrued) benefit cost	$19,542	$11,397	$(20,889)	$(19,913)

The projected benefit obligation for all defined benefit pension plans was $135.7 million and $113.1 million at December 31, 2004 and 2003, respectively.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all defined benefit pension plans was $126.1 million and $106.2 million at December 31, 2004 and 2003, respectively.

The aggregate projected benefit obligation and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $135.7 million and $104.4 million, respectively, as of December 31, 2004; and $113.1 million and $86.6 million, respectively, as of December 31, 2003. The aggregate accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $122 million and $100.2 million, respectively, as of December 31, 2004; and $70.2 million and $49.6 million, respectively, as of December 31, 2003.

The components of prepaid (accrued) benefit costs by country are as follows:

In thousands	2004	2003
U.S. plan	$7,782	$1,539
Canadian plans	12,043	10,103
U.K. plan	(282)	(245)

Prepaid (accrued) benefit cost	$19,543	$11,397

Components of Net Periodic Benefit Costs

	Pension Plans			Postretirement Plans
In thousands	2004	2003	2002	2004	2003	2002
Service cost	$2,721	$2,425	$2,658	$583	$330	$232
Interest cost	7,161	6,474	6,008	1,975	1,715	1,447
Expected return on plan assets	(6,949)	(6,576)	(6,591)	—	—	—
Net amortization/deferrals	2,525	1,406	617	1,990	489	19

Net periodic benefit cost	$5,458	$3,729	$2,692	$4,548	$2,534	$1,698

An increase in the minimum pension liability resulted in a charge to shareholders’ equity, net of tax, of $3.8 million in 2004 and $2.8 million in 2003.

Assumptions

Weighted average assumptions used to determine benefit obligations are as follows:

	Pension Plans		Postretirement Plans
	2004	2003	2004	2003
Discount rate	5.89%	6.25%	6%	6.25%
Rate of compensation increase	3.41%	3.79%	NA	NA

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience.

Weighted average assumptions used to determine the net periodic benefit costs are as follows:

	Pension Plans			Postretirement Plans
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.57%	6.75%	6.25%	6.25%	6.75%
Expected long-term rate of return	7.62%	7.44%	8.25%	NA	NA	NA
Rate of compensation increase	3.79%	4%	4%	NA	NA	NA

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

The assumed health care cost trend rate grades from an initial rate of 9.06% to an ultimate rate of 5% in six years. A 1% increase in the assumed health care cost trend rate will increase the amount of expense recognized for the postretirement plans by approximately $441,000 for 2005, and increase the service and interest cost components of the accumulated postretirement benefit obligation by approximately $6.7 million. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the postretirement plans by approximately $351,000 for 2005, and decrease the accumulated postretirement benefit obligation by approximately $5.5 million.

Pension Plan Assets

The composition of all plan assets consists primarily of equities, corporate bonds, governmental notes and temporary investments. This Plan’s asset allocations at the respective measurement dates for 2004 by asset category are as follows:

Asset Category	%
Equity securities	61%
Debt securities	34%
Other, including cash equivalents	5%

Total	100%

Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Pursuant to the Investment Policy for the U.S., the investment strategy is to use passive index funds managed by the Bank of New York. The target asset allocation and composite benchmarks for U.S. plans include the following:

Asset Allocation		Composite Benchmark
Category	%	Benchmark	%
Bonds	50%	Lehman Aggregate	50%
Large Cap Stocks	35%	S&P 500	35%
International Stocks	10%	MSCI-EAFE	10%
Small Cap Stocks	5%	Russell 2000	5%

	100%		100%

The Company is evaluating allocation policies for its plans in Canada and the U.K.

Cash Flows

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements. The Company expects to contribute $9.7 million to the pension plan during 2005 and expects this level of funding to continue in future periods. Rebalancing of the asset allocation occurs on a quarterly basis.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit payments expected to be paid to plan participants are as follows:

In thousands	Pension benefits	Post- retirement benefits
Year ended December 31,
2005	$6,826	$2,408
2006	6,725	2,478
2007	7,133	2,519
2008	7,244	2,579
2009	7,415	2,662
2010 through 2014	42,893	13,197

Total	$78,236	$25,843

In May 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2). This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on how companies should account for the impact of the Act on their postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are actuarially equivalent to the Medicare benefit. FSP 106-2 is effective for interim or annual financial statements beginning after June 15, 2004. The adoption of FSP 106-2 did not have a significant impact on the Company’s financial position or results of operations.

Defined Contribution Plans

The Company also participates in certain 401(k) and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended December 31,
In thousands	2004	2003	2002
Multi-employer pension and health & welfare plans	$571	$1,531	$1,310
401(k) savings and other defined contribution plans	5,707	6,828	6,929

Total	$6,278	$8,359	$8,239

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock. At December 31, 2004 and 2003, the plan held on behalf of its participants about 695,000 shares with a market value of $14.8 million, and 776,000 shares with a market value of $13.2 million, respectively.

Additionally, the Company has stock option based benefit and other plans further described in Note 13.

11.	INCOME TAXES

The Company is responsible for filing consolidated U.S., foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities. The components of the income (loss) from continuing operations before provision for income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended December 31,
In thousands	2004	2003	2002
Domestic	$29,852	$35,470	$12,226
Foreign	13,005	(428)	11,678

Income from continuing operations	$42,857	$35,042	$23,904

No provision has been made for U.S., state, or additional foreign taxes related to undistributed earnings of $57 million of foreign subsidiaries which have been or are intended to be permanently re-invested.

The 2004 Jobs Creation Act and FSP 109-2 state that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect repatriation provisions of the 2004 Jobs Creation Act.

The consolidated provision (credit) for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2004	2003	2002
Current taxes
Federal	$(8,676)	$763	$609
State	714	1,470	(2,421)
Foreign	3,723	1,993	2,876

	$(4,239)	$4,226	$1,064
Deferred taxes
Federal	13,796	11,525	(14,788)
State	(284)	821	(4,364)
Foreign	1,689	(3,522)	(2,716)

	15,201	8,824	(21,868)

Total provision (credit)	$10,962	$13,050	$(20,804)

Consolidated income tax provision (credit) is included in the Statement of Income as follows:

	For the year ended December 31,
In thousands	2004	2003	2002
Continuing operations	10,761	$12,790	$7,594
Income (loss) from discontinued operations—	201	260	(59)

Cumulative effect of accounting change for goodwill	—	—	(28,339)

Total provision (credit)	$10,962	$13,050	$(20,804)

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on continuing operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2004	2003	2002
U. S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	0.2	2.4	3.6
Adjustment to prior year matters	(11.4)	(7.6)	—
Change in valuation allowance	0.8	7.4	—
Deferred rate/balance adjustment	2.7	2.7	—
Foreign	0.2	1.5	0.3
Foreign tax credits	—	(2.5)	(2.1)
Research and development credit	(2.3)	(2.4)	(3.3)
Other, net	(0.1)	—	(1.7)

Effective rate	25.1%	36.5%	31.8%

The overall effective income tax rate includes a tax benefit of $4.9 million and $2.7 million in 2004 and 2003 respectively, which is primarily related to the reversal of certain items that had previously been provided for and that have been closed from further regulatory examination.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes. These deferred income taxes will be recognized as future tax benefits or costs when the temporary differences reverse.

Components of deferred tax assets and (liabilities) were as follows:

	December 31,
In thousands	2004	2003
Deferred income tax assets (liabilities):
Accrued expenses and reserves	$5,637	$4,342
Deferred comp/employee benefits	6,054	4,439
Pension	18,737	15,491
Inventory	3,805	4,388
Warranty reserve	3,301	3,224
Restructuring reserve	—	1,026
Environmental reserve	591	408
Federal net operating loss	1,133	—
State net operating loss	8,253	7,193
Plant, Property & Equipment	(14,523)	(12,470)
Intangibles	4,620	13,836
Federal credits	4,349	5,615
State credits	614	—
Foreign net operating loss	8,487	7,164
Foreign deferred net items	466	(4,028)

Gross deferred income tax assets	51,524	50,628
Valuation allowance	(14,449)	(18,487)

Total deferred income tax assets	$37,075	$32,141

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $14.4 million for certain net operating loss carryforwards and deferred tax assets anticipated to produce no tax benefit. State and foreign net operating loss carryforwards exist in the amount of $159 million and $24 million, respectively, and are set to expire in various periods from 2006 to 2024. A valuation allowance exists and/or has been established for certain of these net operating loss carryforwards.

Federal tax credits exist of approximately $4.3 million which are comprised of Research and Experimentation credits available through 2024 and Alternative Minimum Tax credits available indefinitely. State tax credits of approximately $614,000 are available and consist of various Machinery & Equipment, Research and Experimentation, and Jobs related credits.

12.	EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

	For the year ended December 31,
In thousands, except per share	2004	2003	2002
Basic
Income from continuing operations before cumulative effect of accounting change applicable to common shareholders	$32,096	$22,252	$16,310

Divided by:
Weighted average shares outstanding	44,993	43,538	43,291

Basic earnings from continuing operations before cumulative effect of accounting change per share	$0.71	$0.51	$0.37

Diluted
Income from continuing operations before cumulative effect of accounting change applicable to common shareholders	$32,096	$22,252	$16,310

Divided by the sum of:
Weighted average shares outstanding	44,993	43,538	43,291
Assumed conversion of dilutive stock options	794	436	326

Diluted shares outstanding	45,787	43,974	43,617

Diluted earnings from continuing operations before cumulative effect of accounting change per share	$0.70	$0.51	$0.37

Options to purchase approximately 589,000, 646,000 and 2.1 million shares of Common Stock were outstanding in 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

13.	STOCK-BASED COMPENSATION PLANS

Stock Options Under the 2000 Stock Incentive Plan (the 2000 Plan), the Company may grant options to employees for an initial amount of 1.1 million shares of Common Stock. This amount is subject to annual modification based on a formula. Under the formula, 1.5% of total common shares outstanding at the end of the preceding fiscal year are added to shares available for grant under the 2000 Plan. Based on the adjustment, the Company had approximately 1.4 million shares available for 2004 grants and has available approximately 1.1

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million shares through the end of fiscal 2005. The shares available for grants on any given date may not exceed 15% of Wabtec’s total common shares outstanding. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant.

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

The Company also has a non-employee directors’ stock option plan under which 500,000 shares of Common Stock are reserved for issuance. Through year-end 2004, the Company granted nonqualified stock options to non-employee directors to purchase a total of 131,000 shares.

Employee Stock Purchase Plan In 1998, the Company adopted an employee discounted stock purchase plan (DSPP). The DSPP had 500,000 shares available for issuance. Participants can purchase the Company’s common stock at 85% of the lesser of fair market value on the first or last day of each offering period. Stock outstanding under this plan at December 31, 2004 was 209,600 shares.

A summary of the Company’s stock option activity and related information for the years indicated follows:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Beginning of year	5,084,176	$13.08	4,977,296	$13.44	4,599,935	$13.76
Granted	245,000	16.37	718,500	10.85	835,500	12.15
Exercised	(1,434,563)	12.58	(360,883)	11.77	(192,779)	11.60
Canceled	(5,996)	14.35	(250,737)	16.06	(265,360)	15.41

End of year	3,888,617	$13.47	5,084,176	$13.08	4,977,296	$13.44

Exercisable at end of year	3,082,554		3,834,069		3,771,366
Available for future grant	1,068,149		1,394,818		1,343,893
Weighted average fair value of options granted during the year	$6.61		$4.34		$5.20

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Prices	Number Outstanding As of 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/04
9.54 – 9.54	337,000	5.9	9.54	337,000
9.88 – 10.86	999,010	6.2	10.77	620,399
11.00 – 12.98	1,062,253	4.9	12.20	838,470
13.18 – 13.98	281,218	6.5	13.25	272,549
14.00 – 14.00	330,700	0.6	14.00	330,700
14.63 – 19.91	343,000	6.3	16.79	148,000
20.00 – 20.00	404,200	2.9	20.00	404,200
$22.38 – $29.61	131,236	1.7	24.88	131,236

	3,888,617	4.9	$13.47	3,082,554

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were:

	December 31,
In thousands	2004	2003
Foreign currency translation adjustment	$6,821	$(3,525)
Unrealized losses on derivatives designated and qualified as cash flow hedges, net of tax of $— and $(119)	—	(207)
Unrealized gains on foreign exchange contracts, net of tax of $2,060 and $135	3,585	235
Additional minimum pension liability, net of tax of $(11,601) and $(9,423)	(20,183)	(16,392)

Total accumulated other comprehensive loss	$(9,777)	$(19,889)

15.	OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.

The Company has sold remanufactured locomotives to various financial institutions and leased them back under operating leases with terms from five to 20 years.

Total net rental expense charged to operations in 2004, 2003, and 2002 was $7.8 million, $6.9 million and $6.2 million, respectively. Certain of the Company’s equipment rental obligations under operating leases pertain to locomotives, which are subleased to customers under both short-term and long-term agreements. The amounts above are shown net of sublease rentals of $2.2 million, $2.8 million and $2.8 million for the years 2004, 2003 and 2002, respectively.

Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

In thousands	Real Estate	Equipment	Sublease Rentals	Total
2005	$5,262	$4,824	$(2,754)	$7,332
2006	5,093	4,905	(2,611)	7,387
2007	4,798	2,597	(1,830)	5,565
2008	4,638	2,382	(1,567)	5,453
2009	3,500	184	—	3,684
2010 and after	6,729	492	—	7,221

16.	GUARANTEES

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended December 31,
In thousands	2004	2003
Balance at beginning of period	$13,307	$17,407
Warranty expense	14,914	10,489
Warranty payments	(10,808)	(14,589)

Balance at end of period	$17,413	$13,307

17.	PREFERRED STOCK

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2004 and 2003 there was no preferred stock issued or outstanding.

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

Actions have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Since 2000, the number of such claims has increased. Most of these claims have been made against our wholly-owned subsidiary, Railroad Friction Products Corporation (RFPC), and are based on a product sold by RFPC before we acquired American Standard, Inc.’s (ASI) 50% interest in RFPC in 1990. We acquired the remaining interest in RFPC in 1992. These claims include a suit against RFPC and its insurers seeking coverage under RFPC’s insurance policies, and a claim against the Company contending that the Company assumed ASI’s liability for asbestos claims brought against ASI that ASI alleges claim exposure to RFPC’s product.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BOISE, IDAHO

The Company is subject to a RCRA Part B Closure Permit (“the Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Industries (Boise, Idaho) facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. An additional $970,000 was accrued in 2004 based on our refined estimates of ongoing monitoring costs. In total, the Company has accrued $1.3 million at December 31, 2004, the estimated remaining costs for remediation and monitoring. The Company was in compliance with the Permit at December 31, 2004.

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

MATTOON, ILLINOIS

Prior to the Company’s acquisition of Young Radiator, Young agreed to clean up alleged contamination on a prior production site in Mattoon, Illinois. The Company is in the process of remediating the site with the state of Illinois and now estimates the costs to remediate the site to be approximately $18,000 which has been accrued at December 31, 2004.

RACINE, WISCONSIN

Young ceased manufacturing operations at its Racine facility in the early 1990s. Investigations prior to the acquisition of Young revealed some levels of contamination on the Racine property and the Company has begun remediation efforts. The Company has initiated a comprehensive site evaluation with the state of Wisconsin and believes this governing body is generally in agreement with the findings. The Company has accrued approximately $165,000 at December 31, 2004 as its estimate of the remaining remediation costs.

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

In support of its motion, GETS-GS pointed principally to sales and offers to sell certain railway brake equipment, including distributed power equipment, to Australian customers. In August 2004, the United States District Court for the District of Delaware ruled partially in favor of GETS-GS ordering the Company to pay compensatory damages for lost licensing profits related to the above mentioned distributed power equipment

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts and reimbursement for reasonable attorneys’ fees and expenses. While the Company disagrees with the ruling and intends to continue to contest this ruling, this liability of $3.2 million was recognized in 2004 as a component of selling, general and administrative expense. Should an option be exercised by the Company’s Australian customers for additional shipments of products under the same distributed power contracts, an additional $2.7 million of compensatory damages could be owed to GETS-GS. The additional liability will not be recognized by the Company until and if such option is exercised.

The Company has other contingent obligations relating to certain sales leaseback transactions, for locomotives that were assumed in connection with the MotivePower merger in 1999, for which reserves of $4.7 million have been established.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment financial information for 2004 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$587,685	$234,333	—	$822,018
Intersegment sales/(elimination)	9,986	305	(10,291)	—

Total sales	$597,671	$234,638	$(10,291)	$822,018

Income (loss) from operations	$63,690	$17,543	$(25,828)	$55,405
Interest expense and other	—	—	(12,548)	(12,548)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$63,690	$17,543	$(38,376)	$42,857

Depreciation and amortization	16,718	5,738	3,656	26,112
Capital expenditures	14,602	4,106	554	19,262
Segment assets	438,138	161,475	113,783	713,396

Segment financial information for 2003 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$522,279	$195,645	—	$717,924
Intersegment sales/(elimination)	8,998	686	(9,684)	—

Total sales	$531,277	$196,331	$(9,684)	$717,924

Income (loss) from operations	$75,479	$198	$(25,863)	$49,814
Interest expense and other	—	—	(14,772)	(14,772)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$75,479	$198	$(40,635)	$35,042

Depreciation and amortization	17,897	5,178	2,209	25,284
Capital expenditures	12,097	1,581	3,792	17,470
Segment assets	418,064	150,478	87,806	656,305

Segment financial information for 2002 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$443,443	$252,752	—	$696,195
Intersegment sales/(elimination)	8,849	567	(9,416)	—

Total sales	$452,292	$253,319	$(9,416)	$696,195

Income (loss) from operations	$47,471	$22,237	$(22,978)	$46,730
Interest expense and other	—	—	(22,826)	(22,826)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$47,471	$22,237	$(45,804)	$23,904

Depreciation and amortization	17,166	5,761	2,586	25,513
Capital expenditures	9,134	3,757	1,246	14,137
Segment assets	375,032	142,764	71,069	588,865

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following geographic area data as of and for the years ended December 31, 2004, 2003 and 2002, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2004	2003	2002	2004	2003	2002
United States	$544,369	$497,579	$525,724	$98,931	$99,091	$99,292
Canada	82,156	61,770	50,035	32,061	31,786	27,889
Mexico	14,393	10,225	11,487	5,970	10,473	10,979
Other international	181,100	148,350	108,949	13,999	12,489	10,432

Total	$822,018	$717,924	$696,195	$150,961	$153,839	$148,592

Export sales from the Company’s United States operations were $81.6 million, $59.2 million and $61.9 million for the years ending December 31, 2004, 2003 and 2002, respectively. The following data reflects income (loss) from operations by major geographic area, attributed to the Company’s operations within each of the following countries or regions for the years ended December 31, 2004, 2003 and 2002, respectively:

	Income (Loss) from Operations
In thousands	2004	2003	2002
United States	$36,453	$42,860	$34,465
Canada	4,986	(6,385)	496
Mexico	(3,902)	(397)	(1,040)
Other international	17,868	13,736	12,809

Total	$55,405	$49,814	$46,730

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	2004		2003
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swaps	$—	$—	$(377)	(377)
Foreign exchange contracts	3,585	3,585	235	235
6.875% senior notes	150,000	157,500	150,000	155,437

The fair value of the Company’s interest rate swaps (see Note 9), foreign exchange contracts and senior notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreements.

21.	GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

Effective August 2003, the Company issued $150 million of Senior Notes due in 2013 (“The Notes”). The obligations under the Notes are fully and unconditionally guaranteed by all U.S. subsidiaries as guarantors. In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet for December 31, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash	$41,117	$24,849	$29,291	$—	$95,257
Accounts Receivable	464	78,448	60,931	—	139,843
Inventory	—	60,097	36,895	—	96,992
Other Current Assets	20,103	2,099	5,279	—	27,481

Total Current Assets	61,684	165,493	132,396	—	359,573
Net Property, Plant and Equipment	7,193	92,709	51,059	—	150,961
Goodwill	8,176	76,467	28,823	—	113,466
Investment in Subsidiaries	673,469	59,128	8,018	(740,615)	—
Intangibles	12,817	26,343	720	—	39,880
Other Long Term Assets	33,618	5,754	10,144	—	49,516

Total Assets	$796,957	$425,894	$231,160	$(740,615)	$713,396

Current Liabilities	$8,034	$107,727	$65,111	$—	$180,872
Intercompany	265,172	(302,853)	37,681	—	—
Long-Term Debt	150,000	48	59	—	150,107
Other Long Term Liabilities	61,325	3,800	4,866	—	69,991

Total Liabilities	484,531	(191,278)	107,717	—	400,970
Stockholders’ Equity	312,426	617,172	123,443	(740,615)	312,426

Total Liabilities and Stockholders’ Equity	$796,957	$425,894	$231,160	$(740,615)	$713,396

Balance Sheet for December 31, 2003:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash	$48,475	$3,054	$18,799	$—	$70,328
Accounts Receivable	30	70,133	58,911	—	129,074
Inventory	400	53,161	38,248	—	91,809
Other Current Assets	25,241	2,091	3,549	—	30,881

Total Current Assets	74,146	128,439	119,507	—	322,092
Net Property, Plant and Equipment	6,919	95,026	51,894	—	153,839
Goodwill	8,176	76,467	24,807	—	109,450
Investment in Subsidiaries	581,383	67,958	2,952	(652,293)	—
Intangibles	9,023	27,678	1,075	—	37,776
Other Long Term Assets	22,254	4,184	6,710	—	33,148

Total Assets	$701,901	$399,752	$206,945	$(652,293)	$656,305

Current Liabilities	$13,108	$91,473	$48,199	$—	$152,780
Intercompany	196,847	(239,338)	42,491	—	—
Long-Term Debt	190,000	115	110	—	190,225
Other Long Term Liabilities	53,653	4,768	6,586	—	65,007

Total Liabilities	453,608	(142,982)	97,386	—	408,012
Stockholders’ Equity	248,293	542,734	109,559	(652,293)	248,293

Total Liabilities and Stockholders’ Equity	$701,901	$399,752	$206,945	$(652,293)	$656,305

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Statement for the Year Ended December 31, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$622,766	$330,930	$(131,678)	$822,018
Cost of Sales	2,630	(449,426)	(286,549)	116,491	(616,854)

Gross Profit (Loss)	2,630	173,340	44,381	(15,187)	205,164
Operating Expenses	(41,137)	(78,709)	(29,913)	—	(149,759)

Operating (Loss) Profit	(38,507)	94,631	14,468	(15,187)	55,405
Interest (Expense) Income	(17,561)	6,847	(814)	—	(11,528)
Other (Expense) Income	(1,554)	2,674	(2,140)	—	(1,020)
Equity Earnings	82,902	1,324	—	(84,226)	—

Pretax Income (Loss)	25,280	105,476	11,514	(99,413)	42,857
Income Tax Benefit (Expense)	6,816	(11,024)	(6,553)	—	(10,761)

Income from Continuing Operations	32,096	94,452	4,961	(99,413)	32,096
Discontinued Operations	349	—	—	—	349

Net Income (Loss)	$32,445	$94,452	$4,961	$(99,413)	$32,445

Income Statement for the Year Ended December 31, 2003:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$535,234	$284,796	$(102,106)	$717,924
Cost of Sales	(1,452)	(366,069)	(248,778)	87,825	(528,474)

Gross (Loss) Profit	(1,452)	169,165	36,018	(14,281)	189,450
Operating Expenses	(38,859)	(73,779)	(26,998)	—	(139,636)

Operating (Loss) Profit	(40,311)	95,386	9,020	(14,281)	49,814
Interest (Expense) Income	(15,703)	5,640	(1,055)	—	(11,118)
Other (Expense) Income	(4,019)	4,942	(4,577)	—	(3,654)
Equity Earnings	82,145	8,649	—	(90,794)	—

Pretax Income (Loss)	22,112	114,617	3,388	(105,075)	35,042
Income Tax Benefit (Expense)	591	(10,684)	(2,697)	—	(12,790)

Income from Continuing Operations	22,703	103,933	691	(105,075)	22,252
Discontinued Operations	—	451	—	—	451

Net Income (Loss)	$22,703	$104,384	$691	$(105,075)	$22,703

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Statement for the Year Ended December 31, 2002:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$400	$541,871	$229,691	$(75,767)	$696,195
Cost of Sales	(5,592)	(382,599)	(192,717)	64,184	(516,724)

Gross (Loss) Profit	(5,192)	159,272	36,974	(11,583)	179,471
Operating Expenses	(32,896)	(75,074)	(24,771)	—	(132,741)

Operating (Loss) Profit	(38,088)	84,198	12,203	(11,583)	46,730
Interest (Expense) Income	(24,273)	6,337	(1,199)	—	(19,135)
Other (Expense) Income	(3,006)	5,335	(6,020)	—	(3,691)
Equity Earnings	79,628	5,376	—	(85,004)	—

Pretax Income (Loss)	14,261	101,246	4,984	(96,587)	23,904
Income Tax Benefit (Expense)	1,923	(6,125)	(3,392)	—	(7,594)

Income (Loss) from Continuing Operations	16,184	95,121	1,592	(96,587)	16,310
Discontinuted Operations	—	1,116	(1,242)	—	(126)

Cumulative Effect of Accounting Change	(61,663)	—	—	—	(61,663)

Net (Loss) Income	$(45,479)	$96,237	$350	$(96,587)	$(45,479)

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Year Ended December 31, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$11,666	$127,063	$13,551	$(99,413)	$52,867
Net Cash Used in Investing Activities	(600)	(10,752)	(6,456)	—	(17,808)
Net Cash Used in Financing Activities	(18,424)	(94,516)	(5,012)	99,413	(18,539)
Effect of Changes in Currency Exchange Rates	—	—	8,409	—	8,409

Increase (Decrease) in Cash	(7,358)	21,795	10,492	—	24,929
Cash at Beginning of Period	48,475	3,054	18,799	—	70,328

Cash at End of Period	$41,117	$24,849	$29,291	$—	$95,257

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statement of Cash Flows for the Year Ended December 31, 2003:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$24,427	$118,435	$18,117	$(105,075)	$55,904
Net Cash Used in Investing Activities	(1,866)	(5,603)	(5,080)	—	(12,549)
Net Cash Provided by (Used in) Financing Activities	14,425	(109,604)	(720)	105,075	9,176
Effect of Changes in Currency Exchange Rates	—	—	(1,413)	—	(1,413)

Increase in Cash	36,986	3,228	10,904	—	51,118
Cash at Beginning of Period	11,489	(174)	7,895	—	19,210

Cash at End of Period	$48,475	$3,054	$18,799	$—	$70,328

Condensed Statement of Cash Flows for the Year Ended December 31, 2002:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$10,631	$102,791	$(1,177)	$(96,587)	$15,658
Net Cash Used in Investing Activities	(1,345)	(6,545)	(2,927)	—	(10,817)
Net Cash Provided by (Used in) Financing Activities	(43,413)	(96,884)	(344)	96,587	(44,054)
Effect of Changes in Currency Exchange Rates	—	—	4,474	—	4,474

Increase (Decrease) in Cash	(34,127)	(638)	26	—	(34,739)
Cash at Beginning of Period	45,616	464	7,869	—	53,949

Cash at End of Period	$11,489	$(174)	$7,895	$—	$19,210

22.	OTHER EXPENSE

The components of other expense are as follows:

	For the year ended December 31,
In thousands	2004	2003	2002
Foreign currency loss	$(1,245)	$(2,784)	$(1,162)
Other miscellaneous income (expense)	225	(870)	(2,529)

Total other expense	$(1,020)	$(3,654)	$(3,691)

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$188,228	$206,508	$202,894	$224,388
Gross profit	47,518	52,653	49,364	55,629
Operating income	11,483	18,061	9,638	16,223
Income from continuing operations	4,807	8,963	9,428	8,898
Income from discontinued operations (net of tax)	—	—	—	349
Net income	4,807	8,963	9,428	9,247
Basic earnings from continuing operations per common share	$0.11	$0.20	$0.21	$0.19
Diluted earnings from continuing operations per common share	$0.11	$0.20	$0.20	$0.19

2003
Net sales	$169,523	$174,856	$167,189	$206,356
Gross profit	45,276	47,562	43,425	53,187
Operating income	12,134	13,352	10,498	13,830
Income from continuing operations before taxes	5,566	5,570	5,550	5,566
Income (loss) from discontinued operations (net of tax)	117	(44)	53	325
Net income	5,683	5,526	5,603	5,891
Basic earnings from continuing operations per common share	$0.13	$0.13	$0.13	$0.12
Diluted earnings from continuing operations per common share	$0.13	$0.13	$0.13	$0.12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By	/s/ WILLIAM E. KASSLING
William E. Kassling, Chief Executive Officer

Date: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/s/ WILLIAM E. KASSLING William E. Kassling, Chairman of the Board, President, Chief Executive Officer and Director	March 11, 2005

By	/s/ ROBERT J. BROOKS Robert J. Brooks, Director	March 11, 2005

By	/s/ KIM G. DAVIS Kim G. Davis, Director	March 11, 2005

By	/s/ EMILIO A. FERNANDEZ Emilio A. Fernandez, Director	March 11, 2005

By	/s/ LEE B. FOSTER, II Lee B. Foster, Director	March 11, 2005

By	/s/ MICHAEL W. D. HOWELL Michael W. D. Howell, Director	March 11, 2005

By	/s/ JAMES P. MISCOLL James P. Miscoll, Director	March 11, 2005

By	/s/ JAMES V. NAPIER James V. Napier, Director	March 11, 2005

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2004
Warranty and overhaul reserves	$13,307	$14,914	$—	$10,808	$17,413
Allowance for doubtful accounts	4,452	2,160	—	4,616	1,996
Valuation allowance-taxes	18,487	—	4,038	—	14,449
Inventory reserves	16,403	3,451	—	4,990	14,864
Merger and restructuring reserve	86	—	—	86	—

2003
Warranty and overhaul reserves	$17,407	$10,489	$—	$14,589	$13,307
Allowance for doubtful accounts	4,647	1,576	—	1,771	4,452
Valuation allowance-taxes	14,566	—	(3,921)	—	18,487
Inventory reserves	12,408	5,326	—	1,331	16,403
Merger and restructuring reserve	647	—	—	561	86

2002
Warranty and overhaul reserves	$15,373	$17,625	$—	$15,591	$17,407
Allowance for doubtful accounts	2,294	2,923	—	570	4,647
Valuation allowance-taxes	8,641	—	5,925	—	14,566
Inventory reserves	13,228	3,802	—	4,622	12,408
Merger and restructuring reserve	3,152	—	—	2,505	647

(1)	Reserves of acquired/(sold) companies and valuation allowances for state and foreign deferred tax assets

(2)	Actual disbursements and/or charges

EXHIBITS

Exhibits		Filing Method
2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	5

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

3.3	Amended and Restated By-Laws of the Company, effective November 19, 1999	5

4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	12

4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	12

4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	12

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	12

10.1	MotivePower Stock Option Agreement (originally included as Annex B to the Joint Proxy Statement/Prospectus)	5

10.2	Westinghouse Air Brake Stock Option Agreement (originally included as Annex C to the Joint Proxy Statement/Prospectus)	5

10.3	Voting Agreement dated as of September 26, 1999 among William E. Kassling, Robert J. Brooks, Harvard Private Capital Holdings, Inc. Vestar Equity Partners, L.P. and MotivePower Industries, Inc. (originally included as Annex D to the Joint Proxy Statement/Prospectus)	5

10.9	Amended and Restated Refinancing Credit Agreement dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York (Schedules and Exhibits omitted)	6

10.10	Amended and Restated Stockholders Agreement dated as of March 5, 1997 among the RAC Voting Trust (“Voting Trust”), Vestar Equity Partners, L.P. (“Vestar Equity”), Harvard Private Capital Holdings, Inc. (“Harvard”), American Industrial Partners Capital Fund II, L.P. (“AIP”) and the Company	3

10.12	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

10.13	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc., dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.14	Letter Agreement (undated) between the Company and American Standard Inc. on environmental costs and sharing	2

10.15	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.16	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.17	License Agreement dated as of December 31, 1993 between SAB WABCO Holdings B.V. and the Company	2

Exhibits		Filing Method
10.18	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.19	Westinghouse Air Brake Company 1995 Stock Incentive Plan, as amended	4

10.20	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	6

10.22	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.23	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.27	Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of March 5, 1997 among the Voting Trust, Vestar, Harvard, AIP and the Company	3

10.28	Common Stock Registration Rights Agreement dated as of March 5, 1997 among the Company, Harvard, AIP and the Voting Trust	3

10.29	1998 Employee Stock Purchase Plan	4

10.32	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan	7

10.33	Amendment No. 1, dated as of November 16, 2000, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999 among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	8

10.34	Amendment No. 2, dated as of March 30, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	10

10.35	Amendment No. 3, dated as of July 18, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association and ABN AMRO Bank N.V. as bookrunner and co-syndication agent, The Bank of New York, as co-syndication agent, The Chase Manhattan Bank as administrative agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The	10

Exhibits		Filing Method
	Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)

10.36	Amendment No. 4, dated as of September 17, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, The Chase Manhattan Bank as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, LaSalle Bank National Association, The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	10

10.37	Amendment No. 5, dated as of November 14, 2001, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co- syndication agent, JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as administrative agent, The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999 (Exhibits omitted)	10

10.38	Amendment No. 6, dated as of November 13, 2002, by and among the Company and the Guarantors from Time to Time Party Thereto, and the Banks From Time to Time Party Thereto, and LaSalle Bank National Association as bookrunner and co-syndication agent, JP Morgan Chase Bank as administrative agent, and The Bank of New York, as co-syndication agent, Mellon Bank, N.A., as documentation agent, LaSalle Bank National Association, as an issuing bank, ABN AMRO Bank N.V., as an issuing bank, and The Chase Manhattan Bank USA, N.A., (successor in interest to Chase Manhattan Bank Delaware), as an issuing bank, to the Amended and Restated Refinancing Credit Agreement, dated as of November 19, 1999, as amended, among the Company, various financial institutions, ABN AMRO Bank N.V., The Chase Manhattan Bank, and The Bank of New York which was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999	11

10.39	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	9

10.40	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association dated January 12, 2004	13

10.41	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004.	1

Exhibits		Filing Method

10.42	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S .r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004	1

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

99.1	Annual Report on Form 11-K for the year ended December 31, 2004 of the Westinghouse Air Brake Technologies Corporation Savings Plan	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).

3	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.

4	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.

5	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).

6	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.

7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

8	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.

9	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001.

11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002.

12	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).

13	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003.