Form 10-Q
period 2005-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2005-05-10
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 5, 2005, 46,845,502 shares of Common Stock of the registrant were issued and outstanding.

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

March 31, 2005 FORM 10-Q

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited March 31, 2005	December 31, 2004
Assets

Current Assets
Cash and cash equivalents	$68,150	$95,257
Accounts receivable	160,025	139,843
Inventories	108,268	96,992
Deferred income taxes	15,251	16,122
Other current assets	12,015	11,359

Total current assets	363,709	359,573
Property, plant and equipment	357,699	340,948
Accumulated depreciation	(193,000)	(189,987)

Property, plant and equipment, net	164,699	150,961
Other Assets
Goodwill	119,365	113,466
Other intangibles, net	47,702	39,880
Deferred income taxes	34,740	35,476
Other noncurrent assets	15,896	14,040

Total other assets	217,703	202,862

Total Assets	$746,111	$713,396

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$111,286	$92,189
Accrued income taxes	5,045	3,299
Customer deposits	26,183	27,693
Accrued compensation	22,244	18,944
Accrued warranty	16,802	17,413
Other accrued liabilities	17,494	21,334

Total current liabilities	199,054	180,872
Long-term debt	150,409	150,107
Reserve for postretirement and pension benefits	44,012	43,112
Deferred income taxes	14,806	14,523
Other long-term liabilities	14,460	12,356

Total liabilities	422,741	400,970
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 46,602,874 and 46,192,223 outstanding at March 31, 2005 and December 31, 2004, respectively.	662	662
Additional paid-in capital	286,614	286,694

Treasury stock, at cost, 19,571,893 and 19,982,544 shares, at March 31, 2005 and December 31, 2004, respectively	(242,912)	(248,021)
Retained earnings	291,650	282,868
Accumulated other comprehensive loss	(12,644)	(9,777)

Total shareholders’ equity	323,370	312,426

Total Liabilities and Shareholders’ Equity	$746,111	$713,396

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended March 31
In thousands, except per share data	2005	2004
Net sales	$244,884	$188,228
Cost of sales	(187,354)	(140,710)

Gross profit	57,530	47,518

Selling, general and administrative expenses	(29,672)	(26,440)
Engineering expenses	(8,670)	(8,812)
Amortization expense	(971)	(783)

Total operating expenses	(39,313)	(36,035)

Income from operations	18,217	11,483

Other income and expenses
Interest expense, net	(2,484)	(3,003)
Other expense, net	(1,131)	(910)

Income before income taxes	14,602	7,570

Income tax expense	(5,354)	(2,763)

Net income	$9,248	$4,807

Earnings Per Common Share

Basic
Net income	$0.20	$0.11

Diluted
Net income	$0.20	$0.11

Weighted average shares outstanding
Basic	46,259	44,661
Diluted	46,985	45,336

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
In thousands	2005	2004
Operating Activities
Net income	$9,248	$4,807
Adjustments to reconcile net income to net cash provided by/(used for) operations:
Depreciation and amortization	6,731	6,253
Changes in operating assets and liabilities
Accounts receivable	(13,083)	(990)
Inventories	(6,987)	(6,833)
Accounts payable	14,647	(28)
Accrued income taxes	3,663	(956)
Accrued liabilities and customer deposits	(7,924)	(5,422)
Other assets and liabilities	6,014	(5,578)

Net cash provided by/(used for) operating activities	12,309	(8,747)

Investing Activities
Purchase of property, plant and equipment	(5,998)	(4,213)
Disposals of property, plant and equipment	975	—
Acquisition of business, net of cash received	(35,579)	—

Net cash used for investing activities	(40,602)	(4,213)

Financing Activities
Other repayments	(17)	(10)
Proceeds from the issuance of treasury stock for stock options and other benefit plans	5,029	693
Cash dividends ($0.01 per share for the three months ended March 31, 2005 and 2004)	(466)	(449)

Net cash provided by financing activities	4,546	234

Effect of changes in currency exchange rates	(3,360)	463

Decrease in cash	(27,107)	(12,263)
Cash, beginning of year	95,257	70,328

Cash, end of period	$68,150	$58,065

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

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

Wabtec is a global company with operations in eleven countries. In the first three months of 2005, about 76 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 57 countries around the world.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 information has been derived from the Company’s December 31, 2004 Annual Report on Form 10-K.

Revenue Recognition Revenue is recognized in accordance with Staff Accounting Bulletins (SABs) 101, “Revenue Recognition in Financial Statements” and 104, “Revision of Topic 13”. Revenue is recognized when products have been shipped to the respective customer and title has passed.

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts.

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

Stock-Based Compensation Effective January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternate methods of transition to SFAS No. 123’s fair value method

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for compensation cost associated with employee stock option plans, as well as the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 and has not changed its method for measuring the compensation cost of stock options.

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

	Three months ended March 31,
In thousands, except per share	2005	2004
Net income as reported	$9,248	$4,807
Stock based compensation expense under FAS123, net of tax of $206 and $249	355	433

Pro forma	$8,893	$4,374

Basic earnings per share
As reported	$0.20	$0.11
Pro forma	0.19	0.10
Diluted earnings per share
As reported	$0.20	$0.11
Pro forma	0.19	0.10

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2005	2004
Dividend yield	.3%	.3%
Risk-free interest rate	4.8%	5.1%
Stock price volatility	45.8	45.9
Expected life (years)	5.0	5.0

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

2001. In the application, the Company has concluded its interest rate swap contracts qualify for “special cash flow hedge accounting” which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet. The interest rate swaps were terminated in 2004.

The Company also entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of March 31, 2005, the Company had forward contracts with a notional value of $64.5 million CAD (or $49 million U.S.), with an average exchange rate of $0.76 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $2.8 million, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange loss was $976,000 and $756,000 for the three months ended March 31, 2005, and 2004, respectively.

Other Comprehensive Income (Loss) Comprehensive income (loss) is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, foreign currency hedges and pension related adjustments. Total comprehensive income was:

	Three Months Ended March 31,
In thousands	2005	2004
Net income	$9,248	$4,807
Foreign currency translation adjustment	(2,078)	(789)
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	—	(179)
Unrealized (loss) gain on foreign exchange contracts, net of tax	(789)	391
Additional minimum pension liability, net of tax	—	(810)

Total comprehensive income	$6,381	$3,420

The components of accumulated other comprehensive income (loss) consisted of the following:

In thousands	March 31, 2005	December 31, 2004
Foreign currency translation adjustment	$4,743	$6,821
Unrealized gains on foreign exchange contracts, net of tax	2,796	3,585
Additional minimum pension liability, net of tax	(20,183)	(20,183)

Total accumulated comprehensive loss	$(12,644)	$(9,777)

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

Recent Accounting Pronouncements In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. Additionally, this standard requires that allocation of fixed production overheads to costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect of this standard on the Company’s financial statements and results of operations.

SFAS No. 123 (revised 2004) “Share-Based Payment” was issued in December 2004. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first interim reporting period beginning after December 31, 2005. Wabtec is currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the first quarter of 2006.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosures Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS No 109 “Accounting for Income Taxes” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the impact of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided in for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Job Act.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This statement requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The provisions of this statement are effective for years ending after December 15, 2005. The Company is currently evaluating the effect of this standard on the Company’s financial statements and results of operations.

3. ACQUISITIONS

On February 1, 2005, the Company completed the acquisition of the assets of Rütgers Rail S.p.A., a business with operations in Italy, Germany, France and Spain. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results were included in the consolidated statement of operations from the acquisition date forward. The new company formed to hold the newly purchased assets of Rütgers Rail S.p.A. is named CoFren S.r.l. (“CoFren”). CoFren has become the leading manufacturer of brake shoes, disc pads and interior trim components for rail applications in Europe. The purchase price was $36.3 million in cash, resulting in additional goodwill of $6.1 million, subject to final adjustment based on a calculation of net worth as defined in the Sale and Purchase agreement.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing third-party valuations of property, plant and equipment and certain intangible assets, thus the allocation of the purchase price is subject to adjustment:

In thousands	February 1, 2005
Current assets	$11,200
Property, plant & equipment	16,100
Intangible assets	8,400
Goodwill	6,100
Assets held for sale	3,800

Total Assets Acquired	45,600

Current liabilities	(4,100)
Other liabilities	(4,900)
Long term borrowings	(300)

Total Liabilities Assumed	(9,300)

Net Assets Acquired	$36,300

Of the $8.4 million of acquired intangible assets, $3 million was assigned to trademarks, $2.2 million to trade secret technology and $3.2 million to customer relationships.

The following Unaudited pro forma financial information presents income statement results as if the acquisition had occurred January 1, 2004:

	Three Months Ended March 31,
In thousands, except per share	2005	2004
Sales	$247,536	$197,058
Gross profit	58,577	51,289
Net income	9,358	6,151
Diluted earnings per share:
As reported	$0.20	$0.11
Pro forma	0.20	0.14

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	March 31, 2005	December 31, 2004
Raw materials	$38,372	$34,280
Work-in-process	51,190	45,628
Finished goods	18,706	17,084

Total inventory	$108,268	$96,992

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

5. RESTRUCTURING AND IMPAIRMENT CHARGES

In the first quarter of 2005, the Company recorded restructuring and asset impairment charges related to consolidating two U.K. facilities into one, relocating a product line from Canada to the U.S., and completion of a data center migration. $1.6 million of costs were expensed, consisting of severance costs of $250,000 for 13 employees, relocation and other costs of $210,000 and asset writeoffs of $1.1 million. These costs were incurred and paid for in the first quarter.

6. INTANGIBLES

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized under a straight-line basis over the assets’ estimated useful life. Instead, they are subject to periodic assessments for impairment by applying a fair-value-based test. The Company performed the required impairment test in 2004 which resulted in no additional impairment charge. Goodwill still remaining on the balance sheet is $119.4 million at March 31, 2005 and $113.5 million at December 31, 2004.

As of March 31, 2005 and December 31, 2004, the Company’s trademarks had a net carrying amount of $27.9 million and $19.6 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	March 31, 2005	December 31, 2004
Patents and other, net of accumulated amortization of $23,006 and $22,459	$10,723	$11,269
Covenants not to compete, net of accumulated amortization of $8,273 and $8,263	51	61
Intangible pension asset	8,987	8,987

Total	$19,761	$20,317

In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its intangible assets and determined that they continue to be appropriate. The weighted average useful lives of patents was 13 years and covenants not to compete was five years.

Amortization expense for intangible assets was $752,000 and $558,000 for the three months ended March 31, 2005 and 2004, respectively.

The change in the carrying amount of goodwill by segment for the three months ended March 31, 2005 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2004	$94,934	$18,532	$113,466
Addition of CoFren	6,094	—	6,094
Foreign currency impact	64	(259)	(195)

Balance at March 31, 2005	$101,092	$18,273	$119,365

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2005	December 31, 2004
6.875% Senior notes	$150,000	$150,000
Other	409	107

Total	$150,409	$150,107
Less–current portion	—	—

Long–term portion	$150,409	$150,107

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provides a $175 million five-year revolving credit facility expiring in January 2009. At March 31, 2005, the Company had available borrowing capacity, net of letters of credit, of approximately $157.8 million, subject to certain financial covenant restrictions.

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

The Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness: mergers, consolidations and sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; capital expenditures; and imposes a minimum interest expense coverage ratio and a maximum debt to cash flow ratio.

The Refinancing Credit Agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and “change of control” of the Company.

6 7/8% Senior Notes Due August 2013

In August 2003, the Company issued $150 million of Senior Notes due in 2013 (the “Notes”). The Notes were issued at par. Interest on the Notes will accrue at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.

The Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all our existing and future subordinated indebtedness of the Company. The indenture

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

under which the Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens.

8. EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	Pension Plans		Postretirement Plan
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2005	2004	2005	2004
Net periodic benefit cost
Service cost	$944	$735	$197	$96
Interest cost	1,964	1,694	663	437
Expected return on plan assets	(2,004)	(1,660)	—	—
Net amortization/deferrals	1,016	470	850	196

Net periodic benefit cost	$1,920	$1,239	$1,710	$729

Assumptions
Discount rate	5.94%	6.25%	6.20%	6.25%
Expected long-term rate of return	7.20%	7.75%	NA	NA
Rate of compensation increase	4.10%	3.75%	NA	NA

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $9.7 million to the pension plans during 2005 but expects that this level of funding will decrease in future periods. Rebalancing of the asset allocation occurs on a quarterly basis.

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

In May 2004, the FASB issued FSP 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2). This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on how companies should account for the impact of the Act on their postretirement health plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are actuarially equivalent to the Medicare benefit. FSP 106-2 became effective for interim or annual financial statements beginning after June 15, 2004. The adoption of FSP 106-2 did not have a significant impact on the Company’s financial position or results of operations.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

9. INCOME TAXES

The overall effective income tax rate was 36.7% and 36.5% for the three months ended March 31, 2005 and 2004, respectively.

In the fourth quarter of 2004, the American Jobs Creation Act of 2004 was passed. The Company is in the process of evaluating the impact of this legislation on the consolidated financial statements.

10. EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended March 31,
In thousands, except per share	2005	2004
Basic earnings per share
Net income applicable to common shareholders	$9,248	$4,807

Divided by
Weighted average shares outstanding	46,259	44,661

Basic earnings per share	$0.20	$0.11

Diluted earnings per share
Net income applicable to common shareholders	$9,248	$4,807

Divided by sum of the
Weighted average shares outstanding	46,259	44,661

Conversion of dilutive stock options	726	675

Diluted shares outstanding	46,985	45,336
Diluted earnings per share	$0.20	$0.11

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

In thousands	Three Months Ended March 31, 2005
Balance at December 31, 2004	$17,413
Warranty provision	1,458
Warranty claim payments	(2,069)

Balance at March 31, 2005	$16,802

12. COMMITMENTS AND CONTINGENCIES

In 2001, the Company sold the operating assets and liabilities of a non-core business unit to that business unit’s management team. As part of the sale, Wabtec has guaranteed approximately $1.3 million of bank debt of the buyer, which assists the buyer with certain working capital financing arrangements. The Company has no reason to believe that this debt will not be repaid or refinanced.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

Actions have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Since 2000, the number of such claims has increased. Most of these claims have been made against our wholly owned subsidiary, Railroad Friction Products Corporation (RFPC), and are based on a product sold by RFPC before we acquired American Standard, Inc.’s (ASI) 50% interest in RFPC in 1990. We acquired the remaining interest in RFPC in 1992. These claims include a suit against RFPC and its insurers seeking coverage under RFPC’s insurance policies. On April 17, 2005, the claim against the Company contending that the Company assumed ASI’s liability for asbestos claims arising from exposure to RFPC’s products was resolved in the Company’s favor.

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

The Company recorded a loss provision of $1.6 million in the first quarter of 2005 related to a contract to assemble locomotive modules in our Boise, Idaho facility. This provision is based upon firm customer purchase orders for units expected to be delivered in the second quarter. In recording the loss provision, management has estimated and expects certain improvements in both pricing and cost to be realized in the second quarter. However, these improvements are estimates and based on currently available information.

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

In support of its motion, GETS-GS pointed principally to sales and offers to sell certain railway brake equipment, including distributed power equipment to Australian customers. In August 2004, the United Stated District Court for the District of Delaware ruled partially in the favor of GETS-GS ordering the Company to pay compensatory damages for lost licensing profits relating to the above mentioned distributed power equipment contracts and reimbursement for reasonable attorneys’ fees and expenses. While the Company disagrees with the ruling and intends to continue to contest this ruling, this liability of $3.2 million was recognized in 2004 as a component of selling, general and administrative expense. Should certain options be exercised by the Company’s Australian customers for additional shipments of products under the same distributed power contract, an additional $2.7 million of compensatory damages could be owed to GETS-GS. The additional liability will not be recognized by the Company until and if such options are exercised.

The Company is subject to a RCRA Part B Closure Permit (“the Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Industries (Boise, Idaho) facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. An additional $970,000 was accrued during the third quarter of 2004 based on our refined estimates of ongoing monitoring costs. The Company was in compliance with the Permit at March 31, 2005.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2004, filed on March 16, 2005. During the first three months of 2005, there were no material changes other than what is discussed above to the information described in Note 18 therein.

13. SEGMENT INFORMATION

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

Segment financial information for the three months ended March 31, 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$186,015	$58,869	$—	$244,884
Intersegment sales/(elimination)	2,454	58	(2,512)	—

Total sales	$188,469	$58,927	$(2,512)	$244,884

Income (loss) from operations	$21,607	$2,469	$(5,859)	$18,217
Interest expense and other	—	—	(3,615)	(3,615)

Income (loss) before income taxes	$21,607	$2,469	$(9,474)	$14,602

Segment assets for the Freight Group, Transit Group and Corporate were $557.1 million, $151.5 million and $37.5 million, respectively at March 31, 2005.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

Segment financial information for the three months ended March 31, 2004 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$134,000	$54,228	$—	$188,228
Intersegment sales/(elimination)	2,956	46	(3,002)	—

Total sales	$136,956	$54,274	$(3,002)	$188,228

Income (loss) from operations	$16,591	$1,778	$(6,886)	$11,483
Interest expense and other	—	—	(3,913)	(3,913)

Income (loss) before income taxes	$16,591	$1,778	$(10,799)	$7,570

14. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

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

Balance Sheet as of March 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$38,764	$(1,861)	$31,247	$—	$68,150
Accounts Receivable	361	92,825	66,839	—	160,025
Inventories	—	66,965	41,303	—	108,268
Other Current Assets	19,158	2,725	5,383	—	27,266

Total Current Assets	58,283	160,654	144,772	—	363,709
Net Property, Plant and Equipment	5,875	92,671	66,153	—	164,699
Goodwill	8,176	76,670	34,519	—	119,365
Investment in Subsidiaries	693,088	107,081	11,450	(811,619)	—
Intangibles	12,619	26,013	9,070	—	47,702
Other Long Term Assets	32,887	8,548	9,201	—	50,636

Total Assets	$810,928	$471,637	$275,165	$(811,619)	$746,111

Current Liabilities	$12,928	$115,795	$70,331	$—	$199,054
Intercompany	262,910	(290,252)	27,342	—	—
Long-Term Debt	150,000	47	362	—	150,409
Other Long Term Liabilities	61,720	3,563	7,995	—	73,278

Total Liabilities	487,558	(170,847)	106,030	—	422,741
Stockholders’ Equity	323,370	642,484	169,135	(811,619)	323,370

Total Liabilities and Stockholders’ Equity	$810,928	$471,637	$275,165	$(811,619)	$746,111

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

Balance Sheet as of December 31, 2004:

In thousands	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$41,117	$24,849	$29,291	$—	$95,257
Accounts Receivable	464	78,448	60,931	—	139,843
Inventories	—	60,097	36,895	—	96,992
Other Current Assets	20,103	2,099	5,279	—	27,481

Total Current Assets	61,684	165,493	132,396	—	359,573
Net Property, Plant and Equipment	7,193	92,709	51,059	—	150,961
Goodwill	8,176	76,467	28,823	—	113,466
Investment in Subsidiaries	673,469	59,128	8,018	(740,615)	—
Intangibles	12,817	26,343	720	—	39,880
Other Long Term Assets	33,618	5,754	10,144	—	49,516

Total Assets	$796,957	$425,894	$231,160	$(740,615)	$713,396

Current Liabilities	$8,034	$107,727	$65,111	$—	$180,872
Intercompany	265,172	(302,853)	37,681	—	—
Long-Term Debt	150,000	48	59	—	150,107
Other Long Term Liabilities	61,325	3,800	4,866	—	69,991

Total Liabilities	484,531	(191,278)	107,717	—	400,970
Stockholders’ Equity	312,426	617,172	123,443	(740,615)	312,426

Total Liabilities and Stockholders’ Equity	$796,957	$425,894	$231,160	$(740,615)	$713,396

Income Statement for the Three Months Ended March 31, 2005:

In thousands	Parent	Guarantors	Non- Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$178,684	$100,212	$(34,012)	$244,884
Cost of Sales	1,257	(135,668)	(82,201)	29,258	(187,354)

Gross Profit (Loss)	1,257	43,016	18,011	(4,754)	57,530
Operating Expenses	(10,299)	(19,932)	(9,082)	—	(39,313)

Operating Profit (Loss)	(9,042)	23,084	8,929	(4,754)	18,217
Interest (Expense) Income	(4,111)	1,725	(98)	—	(2,484)
Other (Expense) Income	(368)	718	(1,481)	—	(1,131)
Equity Earnings	21,425	2,258	(4,495)	(19,188)	—

Pretax Income (Loss)	7,904	27,785	2,855	(23,942)	14,602
Income Tax Benefit (Expense)	1,344	(3,825)	(2,873)	—	(5,354)

Net Income (Loss)	$9,248	$23,960	$(18)	$(23,942)	$9,248

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

Income Statement for the Three Months Ended March 31, 2004:

In thousands	Parent	Guarantors	Non- Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$141,598	$78,427	$(31,797)	$188,228
Cost of Sales	368	(98,709)	(69,348)	26,979	(140,710)

Gross Profit (Loss)	368	42,889	9,079	(4,818)	47,518
Operating Expenses	(8,931)	(20,133)	(6,971)	—	(36,035)

Operating Profit (Loss)	(8,563)	22,756	2,108	(4,818)	11,483
Interest (Expense) Income	(4,521)	1,789	(271)	—	(3,003)
Other (Expense) Income	(491)	564	(983)	—	(910)
Equity Earnings	16,950	1,386	447	(18,783)	—

Pretax Income (Loss)	3,375	26,495	1,301	(23,601)	7,570
Income Tax Benefit (Expense)	1,432	(2,874)	(1,321)	—	(2,763)

Net Income (Loss)	$4,807	$23,621	$(20)	$(23,601)	$4,807

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non- Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(6,359)	$35,720	$6,890	$(23,942)	$12,309
Net Cash Used in Investing Activities	(557)	(38,470)	(1,575)	—	(40,602)
Net Cash Provided by (Used in) Financing Activities	4,563	(23,960)	1	23,942	4,546
Effect of Changes in Currency Exchange Rates	—	—	(3,360)	—	(3,360)

Increase (Decrease) in Cash	(2,353)	(26,710)	1,956	—	(27,107)
Cash at Beginning of Period	41,117	24,849	29,291	—	95,257

Cash at End of Period	$38,764	$(1,861)	$31,247	$—	$68,150

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(6,140)	$21,467	$(473)	$(23,601)	$(8,747)
Net Cash Used in Investing Activities	(567)	(2,212)	(1,434)	—	(4,213)
Net Cash Provided by (Used in) Financing Activities	244	(23,613)	2	23,601	234
Effect of Changes in Currency Exchange Rates	—	—	463	—	463

Decrease in Cash	(6,463)	(4,358)	(1,442)	—	(12,263)
Cash at Beginning of Period	48,475	3,054	18,799	—	70,328

Cash at End of Period	$42,012	$(1,304)	$17,357	$—	$58,065

15. OTHER EXPENSE

The components of other expense are as follows:

	Three Months Ended March 31,
In thousands	2005	2004
Foreign currency loss	$976	$756
Other miscellaneous expense	155	154

Total other expense	$1,131	$910

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2004 Annual Report on Form 10-K, filed March 16, 2005.

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

Wabtec is a global company with operations in eleven countries. In the first three months of 2005, about 76 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 57 countries around the world.

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

In the first three months of 2005, Wabtec’s sales increased 30.1% compared to the same period of 2004, and net income increased 92.4%.

Freight rail industry statistics, such as carloadings and deliveries of new freight cars, improved in the first quarter of 2005. For example, in the first three months of 2005, carloadings grew 2.5% compared to the prior year quarter, as the freight railroads continue to benefit from the economic growth in the U.S. As shown below, deliveries of new freight cars increased to 15,781 in the first three months of 2005, and the backlog of freight cars ordered was 59,416. Sales in our freight segment have demonstrated that trend. Following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog
1Q03	11,767	6,614	24,055
2Q03	16,693	7,365	33,383
3Q03	6,726	8,251	31,858
4Q03	12,063	9,170	33,967

	47,249	31,400

1Q04	17,962	10,012	42,242
2Q04	19,770	10,071	51,446
3Q04	20,315	11,790	61,052
4Q04	12,244	14,419	58,677

	70,291	46,292

1Q05	17,563	15,781	59,416

Source: Railway Supply Institute

The following are recent and forecasted deliveries of freight cars, locomotives and transit cars:

	Actual		Forecast
	2003	2004	2005
Freight car	31,400	46,292	55,000
Transit	811	819	725
Locomotive	759	1,235	1,100

Based on company estimates

Carloadings and Intermodal Units Originated have grown proportionally over the past three years reflecting higher rail traffic and ultimately better opportunities for maintenance and aftermarket sales for the Company:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005	4,403	N/A	N/A	N/A
2004	4,298	4,422	4,363	4,340
2003	4,167	4,219	4,249	4,579

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005	2,781	N/A	N/A	N/A
2004	2,585	2,750	2,810	2,849
2003	2,409	2,457	2,489	2,728

Source: Association of American Railroads—Weekly Rail Traffic

In addition to this cyclical rebound in orders and rail traffic, we expect to generate future increases in sales and earnings from executing our four-point growth strategy:

•	Expand aftermarket sales;

•	Accelerate new product and service development;

•	Expand globally;

•	Continuous improvement through lean principles.

In 2005 and beyond, we will continue to face many challenges, including possible increases in costs for raw materials, especially metals; performance under material long term contracts; and foreign currency fluctuations. In addition, we face general economic risks, as well as the risk that our customers could curtail spending on new and existing equipment. Risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

Amtrak recently decided to suspend its Acela Express train service due to cracks in the spokes of some of the cars’ brake discs. Wabtec did not design or supply the braking system for the Acela cars. Wabtec did provide and machine approximately one-third of the brake discs for the cars and is assisting Amtrak in its evaluation as requested. Wabtec does not believe that it has any material liability with respect to its work.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2005	2004
Net sales	$244.9	$188.2
Cost of sales	(187.4)	(140.7)

Gross profit	57.5	47.5
Selling, general and administrative expenses	(29.7)	(26.4)
Engineering expenses	(8.6)	(8.8)
Amortization expense	(1.0)	(0.8)

Total operating expenses	(39.3)	(36.0)

Income from operations	18.2	11.5
Interest expense, net	(2.5)	(3.0)
Other expense, net	(1.1)	(0.9)

Income before income taxes	14.6	7.6
Income tax expense	(5.4)	(2.8)

Net income	$9.2	$4.8

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

The following table summarizes the results of operations for the period:

	Three months ended March 31,
In thousands	2005	2004	Percent Change
Net sales	$244,884	$188,228	30.1%
Income from operations	18,217	11,483	58.6%
Net income	9,248	4,807	92.4%

Net sales increased by 30.1% from $188.2 million in the first quarter of 2004 to $244.9 million in the same period in 2005, primarily as a result of volume increases in freight car deliveries, the acquisition of Rütgers Rail S.p.A. and the ramp-up of a locomotive module contract in the first quarter that resulted in about $16 million of additional revenue. Aftermarket parts sales also increased because of carloadings and intermodal units originated. The Company did not realize any significant net sales improvement because of price increases or foreign exchange. Net income for the first quarter of 2005 was $9.2 million or $0.20 per diluted share. Net income for the first quarter of 2004 was $4.8 million or $0.11 per diluted share. This increase in net income was primarily due to increased sales, offset by about $4.1 million of losses realized on the locomotive module contract, and $1.1 million of fixed asset writeoffs.

Net sales The following table shows the Company’s net sales by business segment:

	Three months ended March 31,
In thousands	2005	2004
Freight Group	$186,015	$134,000
Transit Group	58,869	54,228

Net sales	$244,884	$188,228

Net sales for the first quarter of 2005 increased $56.7 million, or 30.1%, as compared to the same period of 2004. Sales increased in both the Freight Group and the Transit Group. The Freight Group’s increased sales reflected higher sales of certain components to international markets; higher demand for pneumatic air brake components related to increased deliveries of freight cars; the acquisition of the assets of Rütgers Rail S.p.A. by CoFren S.r.l., a newly formed Wabtec subsidiary, in the first quarter of 2005; and the ramp-up of a locomotive module contract. Industry deliveries of new freight cars for the first quarter of 2005 increased to 15,781 units as compared to 10,012 in the same period of 2004. The Transit Group’s increased sales were due to increased deliveries under existing contracts and higher aftermarket sales.

Gross profit Gross profit increased to $57.5 million in the first quarter of 2005 compared to $47.5 million in the same period of 2004. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the first quarter of 2005, gross profit, as a percentage of sales, was 23.5% compared to 25.2% in 2004. The decrease in gross profit percentage is primarily due to the ramp-up of the locomotive module contract, which had a loss of $4.1 million in the quarter. Also during the first quarter, Wabtec took actions to improve margins in future quarters, such as consolidating two U.K. facilities into one and relocating a product line from Canada to the U.S., which resulted in restructuring costs of $460,000. In addition, the provision for warranty expense was $1.2 million lower than the prior-year quarter, which positively impacted gross profit. The provision for warranty expense is lower due to lower charges for certain specific products. Overall, our warranty reserve decreased in the first quarter of 2005 by $611,000 as warranty claims were greater than warranty expense. The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency.

Operating expenses The following table shows our operating expenses:

	Three months ended March 31,
In thousands	2005	2004	Percent Change
Selling, general and administrative expenses	$29,672	$26,440	12.2%
Engineering expenses	8,670	8,812	(1.6)%
Amortization expense	971	783	24.0%

Total operating expenses	$39,313	$36,035	9.1%

Operating expenses increased $3.2 million in the first quarter of 2005 as compared to the same period of 2004 due to information technology asset writeoffs of $1.1 million, the addition of CoFren and overall higher costs from inflation and sales activity.

Income from operations Income from operations totaled $18.2 million (or 7.4% of sales) in the first quarter of 2005 compared with $11.5 million (or 6.1% of sales) in the same period of 2004. Higher operating income resulted from higher sales in 2005, partially offset by higher operating expenses.

Interest expense Interest expense decreased 17.3% in the first quarter of 2005 as compared to the same period of 2004 primarily due to the Company’s lower debt level during the 2005 quarter and higher interest income.

Other expense The Company recorded foreign exchange losses of $976,000 and $756,000, respectively, in the first quarter of 2005 and 2004, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 36.7% and 36.5% for the first quarter of 2005 and 2004, respectively. In the fourth quarter of 2004, the American Jobs Creation Act of 2004 was passed. The Company is in the process of evaluating the impact to the Company and its subsidiaries.

Net income Net income for the first quarter of 2005 increased $4.4 million, compared with the same period of 2004. The increase was due to higher sales, partially offset by increased operating expenses.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data.

	Three months ended March 31,
In thousands	2005	2004
Cash provided (used) by:
Operating activities	$12,309	$(8,747)
Investing activities	(40,602)	(4,213)
Financing activities	4,546	234
Earnings before interest, taxes, depreciation and amortization (EBITDA)	23,817	16,826

Management utilizes EBITDA as a measure of liquidity. The following is a reconciliation of EBITDA to net cash provided by (used for) operating activities:

	Three months ended March 31,
In thousands	2005	2004
Net cash provided by (used for) operating activities	$12,309	$(8,747)
Change in operating assets and liabilities	3,670	19,807
Interest expense	2,484	3,003
Income tax expense	5,354	2,763

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$23,817	$16,826

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

Operating activities Cash provided by operations in the first three months of 2005 was $12.3 million as compared to cash used by operations of $8.7 million in the same period of 2004. The cash provided in 2005 consisted mainly of net income of $9.2 million and depreciation and amortization of $6.7 million. Working capital, excluding the impact of currency exchange rates and the acquisition of the assets of Rütgers Rail S.p.A, increased $5.3 million, as inventory increased $7.8 million, accounts payable and accruals increased $12.4 million, and accounts receivable increased $9.6 million. Accounts payable and accruals increased because of increased activity. Accounts receivable increased because of an increase in sales.

Investing activities In the first three months of 2005 and 2004, cash used in investing activities was $40.6 million and $4.2 million, respectively. In 2005, we acquired the assets of Rütgers Rail S.p.A. for $35.6 million, net of cash received. Capital expenditures were $6 million and $4.2 million in the first three months of 2005 and 2004, respectively. The majority of capital expenditures for these periods relates to upgrades to and replacement of existing equipment.

Financing activities In the first three months of 2005 and 2004, cash provided by financing activities was $4.5 million and $234,000, respectively. The cash provided in 2005 included $5 million of proceeds from the issuance of treasury stock for stock options and other benefit plans, offset by $466,000 of dividend payments. The cash provided in 2004 included $693,000 of proceeds from the issuance of treasury stock for stock options and other benefit plans, offset by $449,000 of dividend payments.

The following table shows our outstanding indebtedness at March 31, 2005 and December 31, 2004. The other term loan interest rates are variable and dependent on market conditions.

In thousands	March 31, 2005	December 31, 2004
6.875% Senior notes due 2013	$150,000	$150,000
Other	409	107

Total	$150,409	$150,107
Less-current portion	—	—

Long-term portion	$150,409	$150,107

Cash balance at March 31, 2005 and December 31, 2004 was $68.2 million and $95.3 million, respectively.

Credit Agreement

In January 2004, we refinanced the credit agreement with a consortium of commercial banks. This “Credit Agreement” currently provides a $175 million five-year revolving credit facility expiring in January 2009. At March 31, 2005, the Company had available borrowing capacity, net of letters of credit, of approximately $157.8 million, subject to certain financial covenant restrictions.

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

In 2001, we sold the operating assets and liabilities of a non-core business unit to its management team. As part of the sale, we guaranteed approximately $1.3 million of bank debt of the buyer, which assists the buyer with certain working capital financing arrangements. We have no reason to believe that this debt will not be repaid or refinanced.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;

•	demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	continued recovery in our industry, and in particular, orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment; or

•	fluctuations in interest rates and foreign currency exchange rates;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of additional acquisitions; or

•	the development and use of new technology;

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations; or

•	the outcome of our existing or any future legal proceedings, including litigation involving our principal customers and any litigation with respect to environmental, asbestos-related matters and pension liabilities; and

Transaction or commercial factors

•	the outcome of negotiations with partners, governments, suppliers, customers or others.

Statements in this 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be amortized over the life of the contract.

In 2002, we adopted the new standard of accounting for goodwill and intangible assets with indefinite lives. The cumulative effect adjustment recognized on January 1, 2002, upon adoption of the new standard, was a charge of $61.7 million (after tax). Also in 2002, amortization ceased for goodwill and intangible assets with indefinite lives. Additionally, goodwill and indefinite-lived intangibles are required to be tested for impairment at least annually. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill). We use a combination of a guideline public company market approach and a discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecasted operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its businesses are estimated. However, actual fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

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

Recent Accounting Pronouncements

See Notes 2 and 6 of “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. There was no outstanding variable-rate debt at March 31, 2005.

Foreign Currency Exchange Risk

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of March 31, 2005, we had several such instruments outstanding to hedge currency rate fluctuation in 2005.

The Company entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of March 31, 2005, the Company has forward contracts with a notional value of $64.5 million CAD (or $49 million U.S.), with an average exchange rate of $0.76 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $2.8 million, net of tax.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first three months of 2005, approximately 66% of Wabtec’s net sales are in the United States, 9% in Canada, 1% in Mexico, and 24% in other international locations, primarily Europe.

CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2005. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

Except as disclosed in Note 12 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended March 31, 2005, there have been no other material changes to report regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

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

(b) During the first quarter of 2005, the Company filed or furnished the following Current Reports on Form 8-K pertaining to the following items:

A Current Report on Form 8-K dated February 2, 2005, which included under Items 8.01 and 9.01, the press release announcing that it had completed the acquisition of the assets of Rütgers Rail, S.p.A. from Rütgers AG for $36 million in cash.

A Current Report on Form 8-K dated February 22, 2005, which included under Items 2.02 and 9.01, the press release announcing Wabtec’s fourth quarter and year ended 2004 earnings.

A Current Report on Form 8-K dated March 15, 2005, which included under Items 8.01 and 9.01, the press release announcing updated earnings guidance for fiscal year 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon Chief Financial Officer

Date:	May 9, 2005

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
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