Form 10-Q
period 2005-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2005-08-09
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 4, 2005, 47,609,302 shares of Common Stock of the registrant were issued and outstanding.

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

June 30, 2005 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited June 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$86,852	$95,257
Marketable securities	10,058	—
Accounts receivable	168,050	139,843
Inventories	117,756	96,992
Deferred income taxes	14,189	16,122
Other current assets	10,297	11,359

Total current assets	407,202	359,573
Property, plant and equipment	355,579	340,948
Accumulated depreciation	(193,567)	(189,987)

Property, plant and equipment, net	162,012	150,961
Other Assets
Goodwill	120,749	113,466
Other intangibles, net	43,523	39,880
Deferred income taxes	35,476	35,476
Other noncurrent assets	14,080	14,040

Total other assets	213,828	202,862

Total Assets	$783,042	$713,396

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$112,258	$92,189
Accrued income taxes	9,992	3,299
Customer deposits	32,399	27,693
Accrued compensation	20,971	18,944
Accrued warranty	15,657	17,413
Other accrued liabilities	23,818	21,334

Total current liabilities	215,095	180,872
Long-term debt	150,326	150,107
Reserve for postretirement and pension benefits	43,750	43,112
Deferred income taxes	16,085	14,523
Other long-term liabilities	14,141	12,356

Total liabilities	439,397	400,970
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,492,570 and 46,192,223 outstanding at June 30, 2005 and December 31, 2004, respectively.	662	662
Additional paid-in capital	287,633	286,694
Treasury stock, at cost, 18,682,197 and 19,982,544 shares, at June 30, 2005 and December 31, 2004, respectively	(231,835)	(248,021)
Retained earnings	306,335	282,868
Accumulated other comprehensive loss	(19,150)	(9,777)

Total shareholders’ equity	343,645	312,426

Total Liabilities and Shareholders’ Equity	$783,042	$713,396

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended June 30		Unaudited Six Months Ended June 30
In thousands, except per share data	2005	2004	2005	2004
Net sales	$270,241	$206,508	$515,125	$394,736
Cost of sales	(202,870)	(153,855)	(390,224)	(294,565)

Gross profit	67,371	52,653	124,901	100,171

Selling, general and administrative expenses	(31,476)	(25,590)	(61,148)	(52,030)
Engineering expenses	(8,183)	(8,257)	(16,853)	(17,069)
Amortization expense	(1,073)	(745)	(2,044)	(1,528)

Total operating expenses	(40,732)	(34,592)	(80,045)	(70,627)

Income from operations	26,639	18,061	44,856	29,544

Other income and expenses
Interest expense, net	(2,164)	(3,323)	(4,648)	(6,326)
Other expense, net	(654)	(623)	(1,785)	(1,533)

Income before income taxes	23,821	14,115	38,423	21,685

Income tax expense	(8,670)	(5,152)	(14,024)	(7,915)

Net income	$15,151	$8,963	$24,399	$13,770

Earnings Per Common Share

Basic
Net income	$0.32	$0.20	$0.53	$0.31

Diluted
Net income	$0.32	$0.20	$0.52	$0.30

Weighted average shares outstanding
Basic	46,862	44,797	46,452	44,709
Diluted	47,544	45,526	47,157	45,411

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
In thousands	2005	2004
Operating Activities
Net income	$24,399	$13,770
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13,422	12,362
Changes in operating assets and liabilities
Accounts receivable	(18,979)	(2,044)
Inventories	(14,775)	(3,365)
Accounts payable	14,333	1,839
Accrued income taxes	10,189	3,662
Accrued liabilities and customer deposits	1,566	2,987
Other assets and liabilities	(491)	(7,752)

Net cash provided by operating activities	29,664	21,459
Investing Activities
Purchase of property, plant and equipment	(11,454)	(8,393)
Disposals of property, plant and equipment	975	912
Acquisition of business, net of cash received	(36,405)	—

Net cash used for investing activities	(46,884)	(7,481)
Financing Activities
Repayments of long term debt	(107)	(23)
Proceeds from the issuance of treasury stock for stock options and other benefit plans	17,125	9,500
Cash dividends ($0.02 per share for the six months ended June 30, 2005 and 2004)	(932)	(897)

Net cash provided by financing activities	16,086	8,580

Effect of changes in currency exchange rates	(7,271)	1,943

(Decrease) increase in cash	(8,405)	24,501
Cash, beginning of year	95,257	70,328

Cash, end of period	$86,852	$94,829

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

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

Wabtec is a global company with operations in eleven countries. In the first six months of 2005, about 75 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 66 countries around the world.

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

Marketable Securities During fiscal 2005, the Company began making short term investments in auction rate securities, which are associated with corporate bond offerings that have final maturity dates ranging from 2013 to 2044. The amount of these investments at June 30, 2005 was $10.1 million, and they are highly liquid and convertible to cash. They are recorded at quoted market prices that approximate cost.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

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

	Three months ended June 30,
In thousands, except per share	2005	2004
Net income as reported	$15,151	$8,963
Stock based compensation expense under FAS123, net of tax of $162 and $248	283	432

Pro forma	$14,868	$8,531

Basic earnings per share
As reported	$0.32	$0.20
Pro forma	0.32	0.19
Diluted earnings per share
As reported	$0.32	$0.20
Pro forma	0.31	0.19

	Six months ended June 30,
In thousands, except per share	2005	2004
Net income as reported	$24,399	$13,770
Stock based compensation expense under FAS123, net of tax of $348 and $497	604	865

Pro forma	$23,795	$12,905

Basic earnings per share
As reported	$0.53	$0.31
Pro forma	0.51	0.29
Diluted earnings per share
As reported	$0.52	$0.30
Pro forma	0.50	0.28

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and six months ended June 30,
	2005	2004
Dividend yield	.3%	.3%
Risk-free interest rate	4.6%	5.0%
Stock price volatility	44.3	46.0
Expected life (years)	5.0	5.0

Financial Derivatives and Hedging Activities The Company periodically enters into interest rate swap agreements to reduce the impact of interest rate changes on its variable rate borrowings. Interest rate swaps are agreements with a counterparty to exchange periodic interest payments (such as pay fixed, receive variable) calculated on a notional principal amount. The interest rate differential to be paid or received is recognized as an adjustment to interest expense.

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

The Company also entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of June 30, 2005, the Company had forward contracts with a notional value of $95 million CAD (or $72.4 million U.S.), with an average exchange rate of $0.76 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $1.5 million, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange intercompany transaction losses recognized in income were $1.6 million and $1.7 million for the six months ended June 30, 2005, and 2004, respectively.

Other Comprehensive Income (Loss) Comprehensive income (loss) is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income (loss)

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts and pension related adjustments. Total comprehensive income was:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2005	2004	2005	2004
Net income	$15,151	$8,963	$24,399	$13,770
Foreign currency translation adjustment	(5,203)	(1,075)	(7,281)	(1,864)
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax	—	488	—	309
Unrealized (loss) gain on foreign exchange contracts, net of tax	(1,303)	115	(2,092)	506
Additional minimum pension liability, net of tax	—	—	—	(810)

Total comprehensive income	$8,645	$8,491	$15,026	$11,911

The components of accumulated other comprehensive income (loss) consisted of the following:

In thousands	June 30, 2005	December 31, 2004
Foreign currency translation adjustment	$(460)	$6,821
Unrealized gains on foreign exchange contracts, net of tax	1,493	3,585
Additional minimum pension liability, net of tax	(20,183)	(20,183)

Total accumulated comprehensive loss	$(19,150)	$(9,777)

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

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

3. ACQUISITIONS

On February 1, 2005, the Company completed the acquisition of the assets of Rutgers Rail S.p.A., a business with operations in Italy, Germany, France and Spain. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results were included in the consolidated statement of operations from the acquisition date forward. The new company formed to hold the newly purchased assets of Rutgers Rail S.p.A. is named CoFren S.r.l. (“CoFren”). CoFren is one of the leading manufacturers of brake shoes, disc pads and interior trim components for rail applications in Europe. The purchase price was $37.1 million in cash, resulting in additional goodwill of $8.8 million, subject to final adjustment based on a calculation of net worth as defined in the Sale and Purchase agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing third-party valuations of property, plant and equipment and certain intangible assets, thus the allocation of the purchase price is subject to adjustment:

In thousands	February 1, 2005
Current assets	$12,000
Property, plant & equipment	16,400
Intangible assets	5,400
Goodwill	8,800
Assets held for sale	3,900

Total Assets Acquired	46,500
Current liabilities	(4,200)
Other liabilities	(4,900)
Long term borrowings	(300)

Total Liabilities Assumed	(9,400)

Net Assets Acquired	$37,100

Of the $5.4 million of acquired intangible assets, $3.5 million was assigned to customer relationships, $1.2 million was assigned to patents, $412,000 was assigned to trademarks and $324,000 was assigned to backlog.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

The following Unaudited pro forma financial information presents income statement results as if the acquisition had occurred January 1, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share	2005	2004	2005	2004
Sales	$270,241	$214,848	$517,777	$411,906
Gross profit	67,371	55,984	125,948	107,273
Net income	15,151	9,854	24,509	16,005
Diluted earnings per share
As reported	$0.32	$0.20	$0.52	$0.30
Pro forma	0.32	0.22	0.52	0.35

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	June 30, 2005	December 31, 2004
Raw materials	$42,909	$34,280
Work-in-process	55,227	45,628
Finished goods	19,620	17,084

Total inventory	$117,756	$96,992

5. RESTRUCTURING AND IMPAIRMENT CHARGES

In the first six months of 2005, the Company recorded restructuring and asset impairment charges related to consolidating two U.K. facilities into one, relocating a product line from Canada to the U.S., and completion of a data center migration. $2.3 million of costs were expensed, consisting of severance costs of $593,000 for 43 employees, relocation and other costs of $469,000 and asset writeoffs of $1.2 million. All but $475,000 of these costs were paid for in the first six months of 2005.

6. INTANGIBLES

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized. Instead, they are subject to periodic assessments for impairment by applying a fair-value-based test. The Company performed the required impairment test in 2004 which resulted in no additional impairment charge. Goodwill still remaining on the balance sheet is $120.7 million at June 30, 2005 and $113.5 million at December 31, 2004.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

As of June 30, 2005 and December 31, 2004, the Company’s trademarks had a net carrying amount of $19.9 million and $19.6 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	June 30, 2005	December 31, 2004
Patents and other, net of accumulated amortization of $23,954 and $22,459	$11,357	$11,269
Customer relationships, net of accumulated amortization of $42 and $0	3,189	—
Covenants not to compete, net of accumulated amortization of $8,283 and $8,263	41	61
Intangible pension asset	8,987	8,987

Total	$23,574	$20,317

The weighted average useful lives of patents was 13 years, customer relationships was 20 years and covenants not to compete was five years. Amortization expense for intangible assets was $859,000 and $1.6 million for the three and six months ended June 30, 2005, and $520,000 and $1.1 million for the three and six months ended June 30, 2004.

The change in the carrying amount of goodwill by segment for the six months ended June 30, 2005 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2004	$94,934	$18,532	$113,466
Addition of CoFren	8,767	—	8,767
Foreign currency impact	(938)	(546)	(1,484)

Balance at June 30, 2005	$102,763	$17,986	$120,749

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	June 30, 2005	December 31, 2004
6.875% Senior notes	$150,000	$150,000
Other	326	107

Total	$150,326	$150,107
Less–current portion	—	—

Long–term portion	$150,326	$150,107

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provides a $175 million five-year revolving credit facility expiring in January 2009. At June 30, 2005, the Company had available borrowing capacity, net of letters of credit, of approximately $156.1 million, subject to certain financial covenant restrictions.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

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

	Pension Plans		Postretirement Plan
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2005	2004	2005	2004
Net periodic benefit cost
Service cost	$703	$735	$279	$193
Interest cost	1,939	1,694	543	546
Expected return on plan assets	(1,954)	(1,660)	—	—
Net amortization/deferrals	886	470	(368)	792

Net periodic benefit cost	$1,574	$1,239	$454	$1,531

Assumptions
Discount rate	5.94%	6.25%	6.20%	6.25%
Expected long-term rate of return	7.20%	7.75%	NA	NA
Rate of compensation increase	4.10%	3.75%	NA	NA

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

	Pension Plans		Postretirement Plan
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2005	2004	2005	2004
Net periodic benefit cost
Service cost	$1,647	$1,470	$476	$289
Interest cost	3,903	3,388	1,206	983
Expected return on plan assets	(3,958)	(3,320)	—	—
Net amortization/deferrals	1,902	940	482	988

Net periodic benefit cost	$3,494	$2,478	$2,164	$2,260

Assumptions
Discount rate	5.94%	6.25%	6.20%	6.25%
Expected long-term rate of return	7.20%	7.75%	NA	NA
Rate of compensation increase	4.10%	3.75%	NA	NA

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

9. INCOME TAXES

The overall effective income tax rate was 36.4% and 36.5% for the three and six months ended June 30, 2005 and 36.5% for the three and six months ended June 30, 2004, respectively.

In the fourth quarter of 2004, the American Jobs Creation Act of 2004 was passed. The Company is in the process of evaluating the impact of this legislation on the consolidated financial statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

10. EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended June 30,
In thousands, except per share	2005	2004
Basic earnings per share
Net income applicable to common shareholders	$15,151	$8,963
Divided by
Weighted average shares outstanding	46,862	44,797
Basic earnings per share	$0.32	$0.20

Diluted earnings per share
Net income applicable to common shareholders	$15,151	$8,963
Divided by sum of the
Weighted average shares outstanding	46,862	44,797
Conversion of dilutive stock options	682	729

Diluted shares outstanding	47,544	45,526
Diluted earnings per share	$0.32	$0.20

	Six Months Ended June 30,
In thousands, except per share	2005	2004
Basic earnings per share
Net income applicable to common shareholders	$24,399	$13,770
Divided by
Weighted average shares outstanding	46,452	44,709
Basic earnings per share	$0.53	$0.31

Diluted earnings per share
Net income applicable to common shareholders	$24,399	$13,770
Divided by sum of the
Weighted average shares outstanding	46,452	44,709
Conversion of dilutive stock options	705	702

Diluted shares outstanding	47,157	45,411
Diluted earnings per share	$0.52	$0.30

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

In thousands	Six Months Ended June 30, 2005
Balance at December 31, 2004	$17,413
Warranty provision	2,983
Warranty claim payments	(4,739)

Balance at June 30, 2005	$15,657

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

In 2001, the Company sold the operating assets and liabilities of a non-core business unit to that business unit’s management team. As part of the sale, Wabtec has guaranteed approximately $1 million of bank debt of the buyer, which assists the buyer with certain working capital financing arrangements. The Company has no reason to believe that this debt will not be repaid or refinanced.

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

The Company recorded a loss provision of $1.6 million in the first quarter of 2005 related to a contract to assemble locomotive modules in our Boise, Idaho facility. This provision is based upon customer purchase orders for units expected to be unprofitable and other specific contract costs. In recording the loss provision, management has estimated and expects certain improvements in both pricing and cost to be realized in the second half of 2005. However, these improvements are estimates based on currently available information.

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

The Company is subject to a RCRA Part B Closure Permit (the “Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Industries (Boise, Idaho) facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. An additional $970,000 was accrued during the third quarter of 2004 based on our refined estimates of ongoing monitoring costs. The Company was in compliance with the Permit at June 30, 2005.

In April 2005, Amtrak decided to suspend its Acela Express train service due to cracks in the spokes of some of the cars’ brake discs. Wabtec did not design or supply the braking system for the Acela cars. The braking system was supplied by Knorr Brake Corporation and the brake discs were designed by Faiveley Transport. Wabtec did provide and machine approximately one-third of the brake discs for the cars and is assisting Amtrak and others, including Bombardier Corporation, Alstom Transportation Inc., Knorr and Faiveley, in their evaluation and investigation of the brake disc cracks. Amtrak claims approximately $16 million in damages due to the suspension of the Acela service in April and May; Acela service was resumed on a limited basis in July. Wabtec has received a letter notifying it of a potential claim for damages from Knorr and, in turn, has provided to Faiveley a notice of a potential claim for damages. Wabtec does not believe that it has any material liability with regard to this matter.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2004, filed on March 16, 2005. During the first six months of 2005, there were no material changes other than what is discussed above to the information described in Note 18 therein.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

Segment financial information for the three months ended June 30, 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$209,202	$61,039	$—	$270,241
Intersegment sales/(elimination)	2,169	82	(2,251)	—

Total sales	$211,371	$61,121	$(2,251)	$270,241

Income (loss) from operations	$30,366	$4,662	$(8,389)	$26,639
Interest expense and other	—	—	(2,818)	(2,818)

Income (loss) before income taxes	$30,366	$4,662	$(11,207)	$23,821

Segment assets for the Freight Group, Transit Group and Corporate were $589.9 million, $134 million and $59.1 million, respectively at June 30, 2005.

Segment financial information for the three months ended June 30, 2004 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$146,490	$60,018	$—	$206,508
Intersegment sales/(elimination)	2,434	62	(2,496)	—

Total sales	$148,924	$60,080	$(2,496)	$206,508

Income (loss) from operations	$18,323	$6,604	$(6,866)	$18,061
Interest expense and other	—	—	(3,946)	(3,946)

Income (loss) before income taxes	$18,323	$6,604	$(10,812)	$14,115

Segment financial information for the six months ended June 30, 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$395,217	$119,908	$—	$515,125
Intersegment sales/(elimination)	4,623	140	(4,763)	—

Total sales	$399,840	$120,048	$(4,763)	$515,125

Income (loss) from operations	$53,043	$7,209	$(15,396)	$44,856
Interest expense and other	—	—	(6,433)	(6,433)

Income (loss) before income taxes	$53,043	$7,209	$(21,829)	$38,423

Segment financial information for the six months ended June 30, 2004 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$280,490	$114,246	$—	$394,736
Intersegment sales/(elimination)	5,390	108	(5,498)	—

Total sales	$285,880	$114,354	$(5,498)	$394,736

Income (loss) from operations	$34,914	$8,382	$(13,752)	$29,544
Interest expense and other	—	—	(7,859)	(7,859)

Income (loss) before income taxes	$34,914	$8,382	$(21,611)	$21,685

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

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

Balance Sheet as of June 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$62,477	$(2,899)	$27,274	$—	$86,852
Accounts Receivable	101	96,835	71,114	—	168,050
Inventories	—	72,446	45,310	—	117,756
Other Current Assets	27,559	2,675	4,310	—	34,544

Total Current Assets	90,137	169,057	148,008	—	407,202
Net Property, Plant and Equipment	4,877	93,644	63,491	—	162,012
Goodwill	8,521	76,727	35,501	—	120,749
Investment in Subsidiaries	717,620	107,081	11,450	(836,151)	—
Intangibles	12,421	25,683	5,419	—	43,523
Other Long Term Assets	32,445	8,786	8,325	—	49,556

Total Assets	$866,021	$480,978	$272,194	$(836,151)	$783,042

Current Liabilities	$19,083	$121,095	$74,917	$—	$215,095
Intercompany	292,035	(301,123)	9,088	—	—
Long-Term Debt	150,000	—	326	—	150,326
Other Long Term Liabilities	61,258	2,989	9,729	—	73,976

Total Liabilities	522,376	(177,039)	94,060	—	439,397
Stockholders’ Equity	343,645	658,017	178,134	(836,151)	343,645

Total Liabilities and Stockholders’ Equity	$866,021	$480,978	$272,194	$(836,151)	$783,042

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

Balance Sheet as of December 31, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$41,117	$24,849	$29,291	$—	$95,257
Accounts Receivable	464	78,448	60,931	—	139,843
Inventories	—	60,097	36,895	—	96,992
Other Current Assets	20,103	2,099	5,279	—	27,481

Total Current Assets	61,684	165,493	132,396	—	359,573
Net Property, Plant and Equipment	7,193	92,709	51,059	—	150,961
Goodwill	8,176	76,467	28,823	—	113,466
Investment in Subsidiaries	673,469	59,128	8,018	(740,615)	—
Intangibles	12,817	26,343	720	—	39,880
Other Long Term Assets	33,618	5,754	10,144	—	49,516

Total Assets	$796,957	$425,894	$231,160	$(740,615)	$713,396

Current Liabilities	$8,034	$107,727	$65,111	$—	$180,872
Intercompany	265,172	(302,853)	37,681	—	—
Long-Term Debt	150,000	48	59	—	150,107
Other Long Term Liabilities	61,325	3,800	4,866	—	69,991

Total Liabilities	484,531	(191,278)	107,717	—	400,970
Stockholders’ Equity	312,426	617,172	123,443	(740,615)	312,426

Total Liabilities and Stockholders’ Equity	$796,957	$425,894	$231,160	$(740,615)	$713,396

Income Statement for the Three Months Ended June 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$191,783	$116,425	$(37,967)	$270,241
Cost of Sales	916	(145,518)	(90,683)	32,415	(202,870)

Gross Profit (Loss)	916	46,265	25,742	(5,552)	67,371
Operating Expenses	(8,805)	(21,188)	(10,739)	—	(40,732)

Operating Profit (Loss)	(7,889)	25,077	15,003	(5,552)	26,639
Interest (Expense) Income	(5,004)	2,826	14	—	(2,164)
Other (Expense) Income	(1,730)	1,812	(736)	—	(654)
Equity Earnings	29,683	3,652	—	(33,335)	—

Pretax Income (Loss)	15,060	33,367	14,281	(38,887)	23,821
Income Tax Benefit (Expense)	91	(3,823)	(4,938)	—	(8,670)

Net Income (Loss)	$15,151	$29,544	$9,343	$(38,887)	$15,151

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

Income Statement for the Three Months Ended June 30, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$157,392	$78,192	$(29,076)	$206,508
Cost of Sales	(740)	(110,674)	(67,024)	24,583	(153,855)

Gross Profit (Loss)	(740)	46,718	11,168	(4,493)	52,653
Operating Expenses	(8,997)	(18,255)	(7,340)	—	(34,592)

Operating Profit (Loss)	(9,737)	28,463	3,828	(4,493)	18,061
Interest (Expense) Income	(4,819)	1,708	(212)	—	(3,323)
Other (Expense) Income	(100)	650	(1,173)	—	(623)
Equity Earnings	24,856	802	—	(25,658)	—

Pretax Income (Loss)	10,200	31,623	2,443	(30,151)	14,115
Income Tax Benefit (Expense)	(1,237)	(3,385)	(530)	—	(5,152)

Net Income (Loss)	$8,963	$28,238	$1,913	$(30,151)	$8,963

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non- Guarantor subsidiaries.

Income Statement for the Six Months Ended June 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$370,467	$216,637	$(71,979)	$515,125
Cost of Sales	2,173	(281,186)	(172,884)	61,673	(390,224)

Gross Profit (Loss)	2,173	89,281	43,753	(10,306)	124,901
Operating Expenses	(19,104)	(41,120)	(19,821)	—	(80,045)

Operating Profit (Loss)	(16,931)	48,161	23,932	(10,306)	44,856
Interest (Expense) Income	(9,115)	4,551	(84)	—	(4,648)
Other (Expense) Income	(2,098)	2,530	(2,217)	—	(1,785)
Equity Earnings	51,108	5,910	—	(57,018)	—

Pretax Income (Loss)	22,964	61,152	21,631	(67,324)	38,423
Income Tax Benefit (Expense)	1,435	(7,648)	(7,811)	—	(14,024)

Net Income (Loss)	$24,399	$53,504	$13,820	$(67,324)	$24,399

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non- Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

Income Statement for the Six Months Ended June 30, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$298,990	$156,619	$(60,873)	$394,736
Cost of Sales	(372)	(209,383)	(136,372)	51,562	(294,565)

Gross Profit (Loss)	(372)	89,607	20,247	(9,311)	100,171
Operating Expenses	(17,928)	(38,388)	(14,311)	—	(70,627)

Operating Profit (Loss)	(18,300)	51,219	5,936	(9,311)	29,544
Interest (Expense) Income	(9,340)	3,497	(483)	—	(6,326)
Other (Expense) Income	(591)	1,214	(2,156)	—	(1,533)
Equity Earnings	41,806	2,188	—	(43,994)	—

Pretax Income (Loss)	13,575	58,118	3,297	(53,305)	21,685
Income Tax Benefit (Expense)	195	(6,259)	(1,851)	—	(7,915)

Net Income (Loss)	$13,770	$51,859	$1,446	$(53,305)	$13,770

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non- Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$5,534	$68,327	$23,127	$(67,324)	$29,664
Net Cash Used in Investing Activities	(367)	(42,523)	(3,994)	—	(46,884)
Net Cash Provided by (Used in) Financing Activities	16,193	(53,552)	(13,879)	67,324	16,086
Effect of Changes in Currency Exchange Rates	—	—	(7,271)	—	(7,271)

Increase (Decrease) in Cash	21,360	(27,748)	(2,017)	—	(8,405)
Cash at Beginning of Period	41,117	24,849	29,291	—	95,257

Cash at End of Period	$62,477	$(2,899)	$27,274	$—	$86,852

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$18,874	$50,618	$5,272	$(53,305)	$21,459
Net Cash Used in Investing Activities	(651)	(5,113)	(1,717)	—	(7,481)
Net Cash Provided by (Used in) Financing Activities	8,603	(51,859)	(1,469)	53,305	8,580
Effect of Changes in Currency Exchange Rates	—	—	1,943	—	1,943

Increase (Decrease) in Cash	26,826	(6,354)	4,029	—	24,501
Cash at Beginning of Period	48,475	3,054	18,799	—	70,328

Cash at End of Period	$75,301	$(3,300)	$22,828	$—	$94,829

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 (UNAUDITED)

15. OTHER EXPENSE

The components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2005	2004	2005	2004
Foreign currency loss	$637	$932	$1,613	$1,688
Other miscellaneous expense (income)	17	(309)	172	(155)

Total other expense	$654	$623	$1,785	$1,533

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005.

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

Wabtec is a global company with operations in eleven countries. In the first six months of 2005, about 75 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 66 countries around the world.

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

In the first six months of 2005, Wabtec’s sales increased 30.5% compared to the same period of 2004, and net income increased 77.2%. Increased sales were realized because of increased freight car deliveries, increasing rail traffic and a ramp up of a locomotive module contract.

Freight rail industry statistics, such as carloadings and deliveries of new freight cars, improved in the first six months of 2005. For example, in the first six months of 2005, carloadings grew 0.6% compared to the prior year period, as the freight railroads continue to benefit from the economic growth in the U.S. As shown below, deliveries of new freight cars increased to 33,695 in the first six months of 2005, and the backlog of freight cars ordered was 60,544. Following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog
1Q03	11,767	6,614	24,055
2Q03	16,693	7,365	33,383
3Q03	6,726	8,251	31,858
4Q03	12,063	9,170	33,967

	47,249	31,400

1Q04	17,962	10,012	42,242
2Q04	19,770	10,071	51,446
3Q04	20,315	11,790	61,052
4Q04	12,244	14,419	58,677

	70,291	46,292

1Q05	17,563	15,781	59,416
2Q05	19,132	17,914	60,544

Source: Railway Supply Institute

The following are recent deliveries of freight cars, locomotives and transit cars:

	Actual
	2003	2004
Freight car	31,400	46,292
Transit	811	819
Locomotive	759	1,235

Source: Railway Supply Institute and company estimates

The Company estimates that 2005 freight car deliveries will be 60,000, at a minimum. Transit car deliveries will be approximately 725. Locomotive deliveries will be about 1,200. Carloadings and Intermodal Units Originated have grown proportionally over the past three years reflecting higher rail traffic and ultimately better opportunities for maintenance and aftermarket sales for the Company:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005	4,403	4,366	N/A	N/A
2004	4,298	4,422	4,363	4,340
2003	4,167	4,219	4,249	4,579

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005	2,781	2,885	N/A	N/A
2004	2,585	2,750	2,810	2,849
2003	2,409	2,457	2,489	2,728

Source: Association of American Railroads—Weekly Rail Traffic

In addition to this cyclical rebound in orders and rail traffic, we expect to generate future increases in sales and earnings from executing our four-point growth strategy:

•	Expand aftermarket sales;

•	Accelerate new product and service development;

•	Expand globally; and

•	Continuous improvement through lean principles.

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

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2005	2004	2005	2004
Net sales	$270.2	$206.5	$515.1	$394.7
Cost of sales	(202.9)	(153.9)	(390.2)	(294.6)

Gross profit	67.3	52.6	124.9	100.1
Selling, general and administrative expenses	(31.4)	(25.6)	(61.1)	(52.0)
Engineering expenses	(8.2)	(8.3)	(16.9)	(17.1)
Amortization expense	(1.1)	(0.7)	(2.0)	(1.5)

Total operating expenses	(40.7)	(34.6)	(80.0)	(70.6)
Income from operations	26.6	18.0	44.9	29.5
Interest expense, net	(2.1)	(3.3)	(4.7)	(6.3)
Other expense, net	(0.7)	(0.6)	(1.8)	(1.5)

Income before income taxes	23.8	14.1	38.4	21.7
Income tax expense	(8.6)	(5.1)	(14.0)	(7.9)

Net income	$15.2	$9.0	$24.4	$13.8

SECOND QUARTER 2005 COMPARED TO SECOND QUARTER 2004

The following table summarizes the results of operations for the period:

	Three months ended June 30,
In thousands	2005	2004	Percent Change
Net sales	$270,241	$206,508	30.9%
Income from operations	26,639	18,061	47.5%
Net income	15,151	8,963	69.0%

Net sales increased by 30.9% from $206.5 million in the second quarter of 2004 to $270.2 million in the same period in 2005, primarily as a result of volume increases in freight car deliveries, the acquisition of the assets of Rutgers Rail S.p.A. and the ramp-up of a locomotive module contract in the first quarter that resulted in about $14.8 million of additional revenue. Aftermarket parts sales also increased because of strong carloadings and intermodal units originated. The Company did not realize any significant net sales improvement because of price increases or foreign exchange. Net income for the second quarter of 2005 was $15.2 million or $0.32 per diluted share. Net income for the second quarter of 2004 was $9 million or $0.20 per diluted share. This increase in net income was primarily due to increased sales.

Net sales The following table shows the Company’s net sales by business segment:

	Three months ended June 30,
In thousands	2005	2004
Freight Group	$209,202	$146,490
Transit Group	61,039	60,018

Net sales	$270,241	$206,508

Net sales for the second quarter of 2005 increased $63.7 million, or 30.9%, as compared to the same period of 2004. The Freight Group’s increased sales reflected higher sales of certain components to international markets; higher demand for pneumatic air brake components related to increased deliveries of freight cars; the acquisition of the assets of Rutgers Rail S.p.A. by CoFren S.r.l., a newly formed Wabtec subsidiary, in the first quarter of 2005; and the ramp-up of a locomotive module contract. Industry deliveries of new freight cars for the second quarter of 2005 increased to 17,914 units as compared to 10,071 in the same period of 2004. Transit Group sales were higher mostly due to increased aftermarket parts demand.

Gross profit Gross profit increased to $67.4 million in the second quarter of 2005 compared to $52.7 million in the same period of 2004. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the second quarter of 2005, gross profit, as a percentage of sales, was 24.9% compared to 25.5% in 2004. The decrease in gross profit percentage is primarily due to the ramp-up of the locomotive module contract. The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency. The provision for warranty expense was $2.7 million lower than the prior-year quarter, which positively impacted gross profit. The provision for warranty expense is lower due to lower charges for certain specific products. Overall, our warranty reserve decreased in the second quarter of 2005 by $1.1 million as warranty claims were greater than warranty expense.

Operating expenses The following table shows our operating expenses:

	Three months ended June 30,
In thousands	2005	2004	Percent Change
Selling, general and administrative expenses	$31,476	$25,590	23.0%
Engineering expenses	8,183	8,257	(0.9)%
Amortization expense	1,073	745	44.0%

Total operating expenses	$40,732	$34,592	17.7%

Operating expenses increased $6.1 million in the second quarter of 2005 as compared to the same period of 2004 due to the addition of CoFren and overall higher costs from inflation and sales activity. However, as a percentage of sales, total operating expense declined to 15.1% in the second quarter of 2005 from 16.8% in the second quarter of 2004.

Income from operations Income from operations totaled $26.6 million (or 9.9% of sales) in the second quarter of 2005 compared with $18.1 million (or 8.7% of sales) in the same period of 2004. Higher operating income resulted from higher sales in 2005, partially offset by higher operating expenses.

Interest expense, net Interest expense decreased 34.9% in the second quarter of 2005 as compared to the same period of 2004 primarily due to the Company’s lower debt level during the 2005 quarter and higher interest income.

Other expense The Company recorded foreign exchange losses of $637,000 and $932,000, respectively, in the second quarter of 2005 and 2004, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 36.4% and 36.5% for the second quarter of 2005 and 2004, respectively. In the fourth quarter of 2004, the American Jobs Creation Act of 2004 was passed. The Company is in the process of evaluating the impact to the Company and its subsidiaries.

Net income Net income for the second quarter of 2005 increased $6.2 million, compared with the same period of 2004. The increase was due to higher sales, partially offset by increased operating expenses.

FIRST SIX MONTHS OF 2005 COMPARED TO FIRST SIX MONTHS OF 2004

The following table summarizes the results of operations for the period:

	Six months ended June 30,
In thousands	2005	2004	Percent Change
Net sales	$515,125	$394,736	30.5%
Income from operations	44,856	29,544	51.8%
Net income	24,399	13,770	77.2%

Net sales increased by 30.5% from $394.7 million in the first six months of 2004 to $515.1 million in the same period in 2005, primarily as a result of volume increases in freight car deliveries, the acquisition of the assets of Rutgers Rail S.p.A. and the ramp-up of a locomotive module contract in the first half that resulted in about $29.3 million of additional revenue. Aftermarket parts sales also increased because of strong carloadings and intermodal units originated. The Company did not realize any significant net sales improvement because of price increases or foreign exchange. Net income for the first six months of 2005 was $24.4 million or $0.52 per diluted share. Net income for the first six months of 2004 was $13.8 million or $0.30 per diluted share. This increase in net income was primarily due to increased sales, partially offset by increased operating expenses.

Net sales The following table shows the Company’s net sales by business segment:

	Six months ended June 30,
In thousands	2005	2004
Freight Group	$395,217	$280,490
Transit Group	119,908	114,246
Net sales	$515,125	$394,736

Net sales for the first six months of 2005 increased $120.4 million, or 30.5%, as compared to the same period of 2004. The Freight Group’s increased sales reflected higher sales of certain components to international markets; higher demand for pneumatic air brake components related to increased deliveries of freight cars; the acquisition of the assets of Rutgers Rail S.p.A. by CoFren S.r.l., a newly formed Wabtec subsidiary, in the first quarter of 2005; and the ramp-up of a locomotive module contract. Industry deliveries of new freight cars for the first six months of 2005 increased to 33,695 units as compared to 20,083 in the same period of 2004. The Transit Group’s increased sales were due to increased deliveries under existing contracts and higher aftermarket sales.

Gross profit Gross profit increased to $124.9 million in the first six months of 2005 compared to $100.2 million in the same period of 2004. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the first six months of 2005, gross profit, as a percentage of sales, was 24.2% compared to 25.4% in 2004. The decrease in gross profit percentage is primarily due to the ramp-up of the locomotive module contract. The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency. The provision for warranty expense was $3.8 million lower than the same period of 2004, which positively impacted gross profit. The provision for warranty expense is lower due to lower charges for certain specific products. Overall, our warranty reserve decreased in the first six months of 2005 by $1.8 million as warranty claims were greater than warranty expense.

Operating expenses The following table shows our operating expenses:

	Six months ended June 30,
In thousands	2005	2004	Percent Change
Selling, general and administrative expenses	$61,148	$52,030	17.5%
Engineering expenses	16,853	17,069	(1.3)%
Amortization expense	2,044	1,528	33.8%

Total operating expenses	$80,045	$70,627	13.3%

Operating expenses increased $9.4 million in the first six months of 2005 as compared to the same period of 2004 due to information technology asset writeoffs of $1.2 million, the addition of CoFren and overall higher costs from inflation and sales activity. However, as a percentage of sales, total operating expense declined to 15.5% in the first six months of 2005 from 17.9% in the first six months of 2004.

Income from operations Income from operations totaled $44.9 million (or 8.7% of sales) in the first six months of 2005 compared with $29.5 million (or 7.5% of sales) in the same period of 2004. Higher operating income resulted from higher sales in 2005, partially offset by higher operating expenses.

Interest expense, net Interest expense decreased 26.5% in the first six months of 2005 as compared to the same period of 2004 primarily due to the Company’s lower debt level during the 2005 first half and higher interest income.

Other expense The Company recorded foreign exchange losses of $1.6 million and $1.7 million, respectively, in the first six months of 2005 and 2004, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 36.5% for the first six months of 2005 and 2004. In the fourth quarter of 2004, the American Jobs Creation Act of 2004 was passed. The Company is in the process of evaluating the impact to the Company and its subsidiaries.

Net income Net income for the first six months of 2005 increased $10.6 million, compared with the same period of 2004. The increase was due to higher sales.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data.

	Six months ended June 30,
In thousands	2005	2004
Cash provided (used) by:
Operating activities	$29,664	$21,459
Investing activities	(46,884)	(7,481)
Financing activities	16,086	8,580
Earnings before interest, taxes, depreciation and amortization (EBITDA)	56,493	40,373

Management utilizes EBITDA as a measure of liquidity. The following is a reconciliation of EBITDA to net cash provided by (used for) operating activities:

	Six months ended June 30,
In thousands	2005	2004
Net cash provided by operating activities	$29,664	$21,459
Change in operating assets and liabilities	8,157	4,673
Interest expense	4,648	6,326
Income tax expense	14,024	7,915

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$56,493	$40,373

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

Operating activities Cash provided by operations in the first six months of 2005 was $29.7 million as compared to $21.5 million in the same period of 2004. The cash provided in 2005 consisted mainly of net income of $24.4 million and depreciation and amortization of $13.4 million. Working capital, excluding the impact of currency exchange rates and the acquisition of the assets of Rutgers Rail S.p.A., increased $12.5 million, as inventory increased $17.3 million, accounts payable and accruals increased $21 million, and accounts receivable increased $17.6 million. Accounts payable and accruals increased because of increased activity. Accounts receivable increased because of an increase in sales.

Investing activities In the first six months of 2005 and 2004, cash used in investing activities was $46.9 million and $7.5 million, respectively. In 2005, we acquired the assets of Rutgers Rail S.p.A. for $36.4 million, net of cash received. Capital expenditures were $11.5 million and $8.4 million in the first six months of 2005 and 2004, respectively. The majority of capital expenditures for these periods relates to upgrades to and replacement of existing equipment.

Financing activities In the first six months of 2005 and 2004, cash provided by financing activities was $16.1 million and $8.6 million, respectively. The cash provided in 2005 included $17.1 million of proceeds from the issuance of treasury stock for stock options and other benefit plans, offset by $932,000 of dividend payments. The cash provided in 2004 included $9.5 million of proceeds from the issuance of treasury stock for stock options and other benefit plans, offset by $897,000 of dividend payments.

The following table shows our outstanding indebtedness at June 30, 2005 and December 31, 2004. The other term loan interest rates are variable and dependent on market conditions.

In thousands	June 30, 2005	December 31, 2004
6.875% Senior notes due 2013	$150,000	$150,000
Other	326	107

Total	$150,326	$150,107
Less-current portion	—	—

Long-term portion	$150,326	$150,107

Cash and cash equivalents balance at June 30, 2005 and December 31, 2004 was $86.9 million and $95.3 million, respectively. In addition, the Company has marketable securities of $10.1 million at June 30, 2005.

Credit Agreement

In January 2004, we refinanced the credit agreement with a consortium of commercial banks. This “Credit Agreement” currently provides a $175 million five-year revolving credit facility expiring in January 2009. At June 30, 2005, the Company had available borrowing capacity, net of letters of credit, of approximately $156.1 million, subject to certain financial covenant restrictions.

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

In 2001, we sold the operating assets and liabilities of a non-core business unit to its management team. As part of the sale, we guaranteed approximately $1 million of bank debt of the buyer, which assists the buyer with certain working capital financing arrangements. We have no reason to believe that this debt will not be repaid or refinanced.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;

•	demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	continued recovery in our industry, and in particular, orders either being delayed, cancelled, not returning to historical levels, reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment; or

•	fluctuations in interest rates and foreign currency exchange rates;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of additional acquisitions; or

•	the development and use of new technology;

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations; or

•	the outcome of our existing or any future legal proceedings, including litigation involving our principal customers and any litigation with respect to environmental, asbestos-related matters and pension liabilities; and

Transaction or commercial factors

•	the outcome of negotiations with partners, governments, suppliers, customers or others.

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

Recent Accounting Pronouncements

See Notes 2 and 6 of “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. There was no outstanding variable-rate debt at June 30, 2005.

Foreign Currency Exchange Risk

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of June 30, 2005, we had several such instruments outstanding to hedge currency rate fluctuation in 2005.

The Company entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of June 30, 2005, the Company has forward contracts with a notional value of $95 million CAD (or $72.4 million U.S.), with an average exchange rate of $0.76 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $1.5 million, net of tax.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first six months of 2005, approximately 64% of Wabtec’s net sales are in the United States, 10% in Canada, 1% in Mexico, and 25% in other international locations, primarily Europe.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

Except as disclosed in Note 12 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2005, there have been no other material changes to report regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held May 18, 2005. One matter was considered and voted upon at the Annual Meeting, the election of three persons to serve as directors.

Nominations of Emilio A. Fernandez, Lee B. Foster II and James V. Napier to serve as directors for a term expiring in 2008 were considered and each nominee was elected. All three are independent and are not employees of the Company.

The voting was as follows:

Nominee	Title	Votes For	Votes Against	Votes Withheld
Emilio A. Fernandez	Vice Chairman of Wabtec	36,658,713	—	5,823,267
Lee B. Foster II	Chairman of L. B. Foster Company	38,998,273	—	3,483,707
James V. Napier	Chairman of Scientific Atlanta, Inc	39,756,502	—	2,725,478

Kim G. Davis, Michael W. D. Howell, Robert J. Brooks, William E. Kassling and James P. Miscoll will serve as directors until their terms expire and until their successors have been duly elected and qualified.

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903), and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon Chief Financial Officer

Date:	August 9, 2005

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
3.1

Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference

3.2	Restated By-Laws of the Company, effective November 19, 1999, filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903), and incorporated herein by reference

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, filed herewith