Form 10-Q
period 2005-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2005-11-09
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☑    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☑

As of November 4, 2005, 47,917,214 shares of Common Stock of the registrant were issued and outstanding.

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

September 30, 2005 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited September 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$106,092	$95,257
Accounts receivable	173,352	139,843
Inventories	125,468	96,992
Deferred income taxes	14,194	16,122
Other current assets	11,446	11,359

Total current assets	430,552	359,573
Property, plant and equipment	362,269	340,948
Accumulated depreciation	(199,113)	(189,987)

Property, plant and equipment, net	163,156	150,961
Other Assets
Goodwill	120,430	113,466
Other intangibles, net	42,773	39,880
Deferred income taxes	35,476	35,476
Other noncurrent assets	15,682	14,040

Total other assets	214,361	202,862

Total Assets	$808,069	$713,396

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$108,952	$92,189
Accrued income taxes	15,328	3,299
Customer deposits	39,550	27,693
Accrued compensation	20,345	18,944
Accrued warranty	15,791	17,413
Other accrued liabilities	23,641	21,334

Total current liabilities	223,607	180,872
Long-term debt	150,312	150,107
Reserve for postretirement and pension benefits	38,692	43,112
Deferred income taxes	15,980	14,523
Other long-term liabilities	15,538	12,356

Total liabilities	444,129	400,970
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,690,800 and 46,192,223 outstanding at September 30, 2005 and December 31, 2004, respectively	662	662
Additional paid-in capital	287,696	286,694
Treasury stock, at cost, 18,483,967 and 19,982,544 shares, at September 30, 2005 and December 31, 2004, respectively	(229,367)	(248,021)
Retained earnings	320,927	282,868
Accumulated other comprehensive loss	(15,978)	(9,777)

Total shareholders’ equity	363,940	312,426

Total Liabilities and Shareholders’ Equity	$808,069	$713,396

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended September 30		Unaudited Nine Months Ended September 30
In thousands, except per share data	2005	2004	2005	2004
Net sales	$255,865	$202,894	$764,655	$597,630
Cost of sales	(188,899)	(152,990)	(574,446)	(447,555)

Gross profit	66,966	49,904	190,209	150,075

Selling, general and administrative expenses	(30,897)	(31,114)	(90,742)	(83,144)
Engineering expenses	(7,995)	(8,381)	(24,848)	(25,450)
Amortization expense	(918)	(771)	(2,962)	(2,299)

Total operating expenses	(39,810)	(40,266)	(118,552)	(110,893)

Income from operations	27,156	9,638	71,657	39,182

Other income and expenses
Interest expense, net	(2,235)	(3,136)	(6,883)	(9,462)
Other (expense) income, net	(1,204)	658	(2,989)	(875)

Income from continuing operations before income taxes	23,717	7,160	61,785	28,845

Income tax (expense) benefit	(8,366)	2,268	(22,216)	(5,647)

Income from continuing operations	15,351	9,428	39,569	23,198

Discontinued operations
Loss from discontinued operations (net of tax)	(275)	—	(94)	—

Net income	$15,076	$9,428	$39,475	$23,198

Earnings Per Common Share

Basic
Income from continuing operations	$0.32	$0.21	$0.85	$0.52
Loss from discontinued operations	(0.01)	—	—	—

Net income	$0.32	$0.21	$0.85	$0.52

Diluted
Income from continuing operations	$0.32	$0.20	$0.83	$0.51
Loss from discontinued operations	(0.01)	—	—	—

Net income	$0.31	$0.20	$0.83	$0.51

Weighted average shares outstanding
Basic	47,574	45,503	46,664	44,844
Diluted	48,311	46,276	47,409	45,577

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
In thousands	2005	2004
Operating Activities
Net income	$39,475	$23,198
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	19,684	19,025
Discontinued operations	94	—
Changes in operating assets and liabilities
Accounts receivable	(24,817)	(7,333)
Inventories	(23,461)	(6,285)
Accounts payable	11,653	9,221
Accrued income taxes	15,301	(1,024)
Accrued liabilities and customer deposits	8,766	3,863
Other assets and liabilities	609	(15,442)

Net cash provided by operating activities	47,304	25,223
Investing Activities
Purchase of property, plant and equipment	(16,464)	(13,056)
Disposals of property, plant and equipment	975	1,336
Acquisition of business, net of cash received	(36,344)	—

Net cash used for investing activities	(51,833)	(11,720)
Financing Activities
Repayments of long term debt	(120)	(111)
Proceeds from the issuance of treasury stock for stock options and other benefit plans	19,656	13,497
Cash dividends ($0.03 per share for the nine months ended September 30, 2005 and 2004)	(1,416)	(1,351)

Net cash provided by financing activities	18,120	12,035

Effect of changes in currency exchange rates	(2,756)	1,430

Increase in cash	10,835	26,968
Cash, beginning of year	95,257	70,328

Cash, end of period	$106,092	$97,296

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

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

Wabtec is a global company with operations in eleven countries. In the first nine months of 2005, about 75 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 85 countries around the world.

2. ACCOUNTING POLICIES

Basis of Presentation The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Wabtec and its majority owned subsidiaries. These condensed interim financial statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year.

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

Revenue Recognition Revenue is recognized in accordance with Staff Accounting Bulletins (“SABs”) 101, “Revenue Recognition in Financial Statements” and 104, “Revision of Topic 13”. Revenue is recognized when products have been shipped to the respective customer and title has passed.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be amortized over the life of the contracts. Deferred pre-production costs were $4.6 million and $5.3 million at September 30, 2005 and December 31, 2004, respectively.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

Stock-Based Compensation The Company uses the intrinsic value based method of accounting for stock-based compensation and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the stock at the time of grant.

Had compensation expense for these plans been determined based on the fair value at the grant dates for awards, the Company’s net income and earnings per share would be as set forth in the following table. For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options’ vesting period.

	Three months ended September 30,
In thousands, except per share	2005	2004
Net income as reported	$15,076	$9,428
Stock based compensation expense under FAS123, net of tax of $150 and $246	277	429

Pro forma	$14,799	$8,999

Basic earnings per share
As reported	$0.32	$0.21
Pro forma	0.31	0.20

Diluted earnings per share
As reported	$0.31	$0.20
Pro forma	0.31	0.19

	Nine months ended September 30,
In thousands, except per share	2005	2004
Net income as reported	$39,475	$23,198
Stock based compensation expense under SFAS123, net of tax of $498 and $743	881	1,294

Pro forma	$38,594	$21,904

Basic earnings per share
As reported	$0.85	$0.52
Pro forma	0.83	0.49

Diluted earnings per share
As reported	$0.83	$0.51
Pro forma	0.81	0.48

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and nine months ended September 30,
	2005	2004
Dividend yield	.3%	.3%
Risk-free interest rate	4.5%	5.0%
Stock price volatility	43.9	46.0
Expected life (years)	5.0	5.0

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

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

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, and as amended by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities.” In the application, the Company has concluded its interest rate swap contracts qualify for “special cash flow hedge accounting” which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet. The interest rate swaps were terminated in 2004.

The Company also entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of September 30, 2005, the Company had forward contracts with a notional value of $42 million CAD (or $32.8 million U.S.), with an average exchange rate of $0.78 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $2.2 million, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange intercompany transaction losses recognized in income were $1.5 million and gains recognized in income were $411,000 for the three months ended September 30, 2005 and 2004, respectively, and losses recognized in income were $3.1 million and $1.3 million for the nine months ended September 30, 2005, and 2004, respectively.

Other Comprehensive Income (Loss) Comprehensive income (loss) is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts and pension related adjustments. Total comprehensive income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2005	2004	2005	2004
Net income	$15,076	$9,428	$39,475	$23,198
Foreign currency translation adjustment	2,455	2,153	(4,826)	289
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of tax	—	(90)	—	219
Unrealized gain (loss) on foreign exchange contracts, net of tax	717	1,767	(1,375)	2,273
Additional minimum pension liability, net of tax	—	—	—	(810)

Total comprehensive income	$18,248	$13,258	$33,274	$25,169

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

The components of accumulated other comprehensive income (loss) consisted of the following:

In thousands	September 30, 2005	December 31, 2004
Foreign currency translation adjustment	$1,995	$6,821
Unrealized gains on foreign exchange contracts, net of tax	2,210	3,585
Additional minimum pension liability, net of tax	(20,183)	(20,183)

Total accumulated comprehensive loss	$(15,978)	$(9,777)

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This statement requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The provisions of this statement are effective for years ending after December 15, 2005. The Company does not expect the adoption of FASB 47 to have a material impact on the Company’s financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to financial statements of prior periods for changes in accounting principle that are not adopted prospectively. This statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s financial position or results of operations.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On February 1, 2005, the Company completed the acquisition of the assets of Rutgers Rail S.p.A., a business with operations in Italy, Germany, France and Spain. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results were included in the consolidated statement of operations from the acquisition date forward. The new company formed to hold the newly purchased assets is named CoFren S.r.l. (“CoFren”). CoFren is one of the leading manufacturers of brake shoes, disc pads and interior trim components for rail applications in Europe. The purchase price was $37.1 million in cash, resulting in additional goodwill of $8.2 million, subject to final adjustment based on a calculation of net worth as defined in the Sale and Purchase Agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing third-party valuations of property, plant and equipment and certain intangible assets, thus the allocation of the purchase price is subject to adjustment:

In thousands	February 1, 2005
Current assets	$12,000
Property, plant & equipment	17,000
Intangible assets	5,400
Goodwill	8,200
Assets held for sale	3,900

Total Assets Acquired	46,500
Current liabilities	(4,200)
Other liabilities	(4,900)
Long term borrowings	(300)

Total Liabilities Assumed	(9,400)

Net Assets Acquired	$37,100

Of the $5.4 million of acquired intangible assets, $3.5 million was assigned to customer relationships, $1.2 million was assigned to patents, $412,000 was assigned to trademarks and $324,000 was assigned to backlog.

The following Unaudited pro forma financial information presents income statement results as if the acquisition had occurred January 1, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share	2005	2004	2005	2004
Sales	$255,865	$208,595	$767,194	$617,416
Gross profit	66,966	52,954	191,476	160,406
Net income	15,076	9,359	39,585	25,983
Diluted earnings per share
As reported	$0.31	$0.20	$0.83	$0.51
Pro forma	0.31	0.20	0.83	0.57

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

With the acquisition of the assets of Rutgers Rail, S.p.A., the Company decided to offer for sale a certain product division. As part of the purchase accounting, the net amount of this division has been revalued to its estimated net realizable value and has been classified as Assets Held for Sale (part of Other Non-Current Assets) on the balance sheet.

In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the operating results of this division has been classified as discontinued operations for the three and nine months ended September 30, 2005 and is summarized as follows:

In thousands	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net sales	$1,719	$8,054
Loss before income taxes	(538)	(183)
Income tax benefit	263	89

Loss from discontinued operations	$(275)	$(94)

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	September 30, 2005	December 31, 2004
Raw materials	$41,632	$34,280
Work-in-process	64,047	45,628
Finished goods	19,789	17,084

Total inventory	$125,468	$96,992

5. RESTRUCTURING AND IMPAIRMENT CHARGES

In the first nine months of 2005, the Company recorded restructuring and asset impairment charges related to consolidating two U.K. facilities into one, relocating a product line from Canada to the U.S., and completion of a data center migration. $2.3 million of costs were expensed, consisting of severance costs of $593,000 for 43 employees, relocation and other costs of $469,000 and asset writeoffs of $1.2 million. All but $432,000 of these costs were paid for in the first nine months of 2005.

6. INTANGIBLES

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under its provisions, all goodwill and other intangible assets with indefinite lives are no longer amortized. Instead, they are subject to periodic assessments for impairment by applying a fair-value-based test. The Company performed the required impairment test in 2004 which resulted in no additional impairment charge. Goodwill still remaining on the balance sheet is $120.4 million at September 30, 2005 and $113.5 million at December 31, 2004.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

As of September 30, 2005 and December 31, 2004, the Company’s trademarks had a net carrying amount of $19.9 million and $19.6 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	September 30, 2005	December 31, 2004
Patents and other, net of accumulated amortization of $24,590 and $22,459	$10,695	$11,269
Customer relationships, net of accumulated amortization of $107 and $0	3,114	—
Covenants not to compete, net of accumulated amortization of $8,293 and $8,263	31	61
Intangible pension asset	8,987	8,987

Total	$22,827	$20,317

The weighted average useful lives of patents was 13 years, customer relationships was 20 years and covenants not to compete was five years. Amortization expense for intangible assets was $704,000 and $2.3 million for the three and nine months ended September 30, 2005, and $548,000 and $1.6 million for the three and nine months ended September 30, 2004.

The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2005 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2004	$94,934	$18,532	$113,466
Addition of CoFren	8,175	—	8,175
Foreign currency impact	(906)	(305)	(1,211)

Balance at September 30, 2005	$102,203	$18,227	$120,430

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2005	December 31, 2004
6.875% Senior notes	$150,000	$150,000
Other	312	107

Total	$150,312	$150,107
Less–current portion	—	—

Long–term portion	$150,312	$150,107

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks (the “Refinancing Credit Agreement”). This Refinancing Credit Agreement

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

provides a $175 million five-year revolving credit facility expiring in January 2009. At September 30, 2005, the Company had available borrowing capacity, net of letters of credit, of approximately $156.7 million, subject to certain financial covenant restrictions.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

8. EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	Pension Plans		Postretirement Plan
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2005	2004	2005	2004
Net periodic benefit cost
Service cost	$805	$735	$229	$144
Interest cost	1,957	1,694	595	492
Expected return on plan assets	(1,978)	(1,660)	—	—
Net amortization/deferrals	734	470	155	494

Net periodic benefit cost	$1,518	$1,239	$979	$1,130

Assumptions
Discount rate	5.94%	6.25%	6.19%	6.25%
Expected long-term rate of return	7.25%	7.75%	NA	NA
Rate of compensation increase	4.01%	3.75%	NA	NA

	Pension Plans		Postretirement Plan
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2005	2004	2005	2004
Net periodic benefit cost
Service cost	$2,452	$2,205	$705	$433
Interest cost	5,860	5,082	1,801	1,475
Expected return on plan assets	(5,936)	(4,980)	—	—
Net amortization/deferrals	2,636	1,410	637	1,482

Net periodic benefit cost	$5,012	$3,717	$3,143	$3,390

Assumptions
Discount rate	5.94%	6.25%	6.18%	6.25%
Expected long-term rate of return	7.24%	7.75%	NA	NA
Rate of compensation increase	4.02%	3.75%	NA	NA

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

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

9. INCOME TAXES

The overall effective income tax rate was 35.3% and 36% for the three and nine months ended September 30, 2005, respectively. In the third quarter of 2004, Wabtec recorded a $4.9 million tax benefit after resolving certain tax issues from prior years. Without this benefit, the overall effective income tax rate was 36.5% for the three and nine months ended September 30, 2004.

In the fourth quarter of 2004, the American Jobs Creation Act of 2004 was passed. The Company is in the process of evaluating the impact of this legislation on the consolidated financial statements.

10. EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended September 30,
In thousands, except per share	2005	2004
Basic earnings per share
Income from continuing operations applicable to common shareholders	$15,351	$9,428
Divided by
Weighted average shares outstanding	47,574	45,503
Basic earnings from continuing operations per share	$0.32	$0.21

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$15,351	$9,428
Divided by sum of the
Weighted average shares outstanding	47,574	45,503
Conversion of dilutive stock options	737	773

Diluted shares outstanding	48,311	46,276
Diluted earnings from continuing operations per share	$0.32	$0.20

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

	Nine Months Ended September 30,
In thousands, except per share	2005	2004
Basic earnings per share
Income from continuing operations applicable to common shareholders	$39,569	$23,198
Divided by
Weighted average shares outstanding	46,664	44,844
Basic earnings from continuing operations per share	$0.85	$0.52

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$39,569	$23,198
Divided by sum of the
Weighted average shares outstanding	46,664	44,844
Conversion of dilutive stock options	745	733

Diluted shares outstanding	47,409	45,577
Diluted earnings from continuing operations per share	$0.83	$0.51

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

In thousands	Nine Months Ended September 30, 2005
Balance at December 31, 2004	$17,413
Warranty provision	5,089
Warranty claim payments	(6,711)

Balance at September 30, 2005	$15,791

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

Actions have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Since 2000, the number of such claims has increased. Most of these claims have been made against our wholly owned subsidiary, Railroad Friction Products Corporation (“RFPC”), and are based on a product sold by RFPC before we acquired American Standard, Inc.’s (“ASI”) 50% interest in RFPC in 1990. We acquired the remaining interest in RFPC in 1992. These claims include a suit against RFPC and its insurers seeking coverage under RFPC’s insurance policies. On April 17, 2005, the claim against the Company contending that the Company assumed ASI’s liability for asbestos claims arising from exposure to RFPC’s products was resolved in the Company’s favor.

Most of these claims, including all of the RFPC claims, are submitted to insurance carriers for defense and indemnity or to non-affiliated companies that retain the liabilities for the asbestos-containing products at issue.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

We cannot, however, assure that all these claims will be fully covered by insurance or that the indemnitors will remain financially viable. Our ultimate legal and financial liability with respect to these claims, as is the case with other pending litigation, cannot be estimated.

The Company recorded a loss provision of $1.6 million in the first quarter of 2005 related to a contract to assemble locomotive modules in our Boise, Idaho facility. This provision was based upon customer purchase orders for units expected to be unprofitable and other specific contract costs. During the third quarter of 2005, as a result of the termination of the contract and improvements in cost, the entire reserve was reversed to earnings. Also, during the third quarter the Company expensed $1.2 million of capitalized pre-production costs and recognized $161,000 of other costs. This contract termination potentially reduces the number of locomotive modules the Company may supply to the customer but immediately allows for price increases on current and future orders.

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

The Company is subject to a RCRA Part B Closure Permit (the “Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Industries (Boise, Idaho) facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. An additional $970,000 was accrued during the third quarter of 2004 based on our refined estimates of ongoing monitoring costs. The Company was in compliance with the Permit at September 30, 2005.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

basis in July. Wabtec has received a letter notifying it of a potential claim for damages from Knorr and, in turn, has provided to Faiveley a notice of a potential claim for damages. Wabtec does not believe that it has any material liability with regard to this matter.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2004, filed on March 16, 2005. During the first nine months of 2005, there were no material changes other than what is discussed above to the information described in Note 18 therein.

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

Segment financial information for the three months ended September 30, 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$200,471	$55,394	$—	$255,865
Intersegment sales/(elimination)	2,211	57	(2,268)	—

Total sales	$202,682	$55,451	$(2,268)	$255,865

Income (loss) from operations	$32,224	$1,581	$(6,649)	$27,156
Interest expense and other	—	—	(3,439)	(3,439)

Income (loss) from continuing operations before income taxes	$32,224	$1,581	$(10,088)	$23,717

Segment assets for the Freight Group, Transit Group and Corporate were $614.4 million, $133.6 million and $60 million, respectively at September 30, 2005.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

Segment financial information for the three months ended September 30, 2004 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$146,148	$56,746	$—	$202,894
Intersegment sales/(elimination)	2,601	105	(2,706)	—

Total sales	$148,749	$56,851	$(2,706)	$202,894

Income (loss) from operations	$14,660	$3,530	$(8,552)	$9,638
Interest expense and other	—	—	(2,478)	(2,478)

Income (loss) from continuing operations before income taxes	$14,660	$3,530	$(11,030)	$7,160

Segment financial information for the nine months ended September 30, 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$589,353	$175,302	$—	$764,655
Intersegment sales/(elimination)	6,834	197	(7,031)	—

Total sales	$596,187	$175,499	$(7,031)	$764,655

Income (loss) from operations	$84,912	$8,790	$(22,045)	$71,657
Interest expense and other	—	—	(9,872)	(9,872)

Income (loss) from continuing operations before income taxes	$84,912	$8,790	$(31,917)	$61,785

Segment financial information for the nine months ended September 30, 2004 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$426,638	$170,992	$—	$597,630
Intersegment sales/(elimination)	7,991	213	(8,204)	—

Total sales	$434,629	$171,205	$(8,204)	$597,630

Income (loss) from operations	$49,574	$11,912	$(22,304)	$39,182
Interest expense and other	—	—	(10,337)	(10,337)

Income (loss) from continuing operations before income taxes	$49,574	$11,912	$(32,641)	$28,845

14. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

Effective August 2003, the Company issued $150 million of Senior Notes due in 2013 (the “Notes”). The parent’s obligations under the Notes are fully and unconditionally guaranteed by all U.S subsidiaries as guarantors. In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

Balance Sheet as of September 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$65,336	$(2,223)	$42,979	$—	$106,092
Accounts Receivable	187	107,155	66,010	—	173,352
Inventories	—	79,619	45,849	—	125,468
Other Current Assets	18,552	2,481	4,607	—	25,640

Total Current Assets	84,075	187,032	159,445	—	430,552
Net Property, Plant and Equipment	4,348	93,912	64,896	—	163,156
Goodwill	8,521	76,728	35,181	—	120,430
Investment in Subsidiaries	750,512	105,240	11,463	(867,215)	—
Intangibles	12,222	25,354	5,197	—	42,773
Other Long Term Assets	33,396	8,703	9,059	—	51,158

Total Assets	$893,074	$496,969	$285,241	$(867,215)	$808,069

Current Liabilities	$23,910	$128,056	$71,641	$—	$223,607
Intercompany	298,012	(317,990)	19,978	—	—
Long-Term Debt	150,000	—	312	—	150,312
Other Long Term Liabilities	57,212	3,506	9,492	—	70,210

Total Liabilities	529,134	(186,428)	101,423	—	444,129
Stockholders’ Equity	363,940	683,397	183,818	(867,215)	363,940

Total Liabilities and Stockholders’ Equity	$893,074	$496,969	$285,241	$(867,215)	$808,069

Balance Sheet as of December 31, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$41,117	$24,849	$29,291	$—	$95,257
Accounts Receivable	464	78,448	60,931	—	139,843
Inventories	—	60,097	36,895	—	96,992
Other Current Assets	20,103	2,099	5,279	—	27,481

Total Current Assets	61,684	165,493	132,396	—	359,573
Net Property, Plant and Equipment	7,193	92,709	51,059	—	150,961
Goodwill	8,176	76,467	28,823	—	113,466
Investment in Subsidiaries	673,469	59,128	8,018	(740,615)	—
Intangibles	12,817	26,343	720	—	39,880
Other Long Term Assets	33,618	5,754	10,144	—	49,516

Total Assets	$796,957	$425,894	$231,160	$(740,615)	$713,396

Current Liabilities	$8,034	$107,727	$65,111	$—	$180,872
Intercompany	265,172	(302,853)	37,681	—	—
Long-Term Debt	150,000	48	59	—	150,107
Other Long Term Liabilities	61,325	3,800	4,866	—	69,991

Total Liabilities	484,531	(191,278)	107,717	—	400,970
Stockholders’ Equity	312,426	617,172	123,443	(740,615)	312,426

Total Liabilities and Stockholders’ Equity	$796,957	$425,894	$231,160	$(740,615)	$713,396

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

Income Statement for the Three Months Ended September 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$178,580	$108,999	$(31,714)	$255,865
Cost of Sales	2,736	(130,897)	(91,709)	30,971	(188,899)

Gross Profit (Loss)	2,736	47,683	17,290	(743)	66,966
Operating Expenses	(9,956)	(21,446)	(8,408)	—	(39,810)

Operating Profit (Loss)	(7,220)	26,237	8,882	(743)	27,156
Interest (Expense) Income	(5,721)	2,554	932	—	(2,235)
Other (Expense) Income	(368)	736	(1,572)	—	(1,204)
Equity Earnings	30,455	5,401	—	(35,856)	—

Income (Loss) From Continuing Operations Before Income Taxes	17,146	34,928	8,242	(36,599)	23,717
Income Tax Expense	(2,070)	(3,216)	(3,080)	—	(8,366)

Income (Loss) From Continuing Operations	15,076	31,712	5,162	(36,599)	15,351
Discontinued Operations	—	—	(275)	—	(275)

Net Income (Loss)	$15,076	$31,712	$4,887	$(36,599)	$15,076

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended September 30, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$155,931	$79,026	$(32,063)	$202,894
Cost of Sales	2,076	(113,528)	(68,861)	27,323	(152,990)

Gross Profit (Loss)	2,076	42,403	10,165	(4,740)	49,904
Operating Expenses	(13,210)	(19,858)	(7,198)	—	(40,266)

Operating Profit (Loss)	(11,134)	22,545	2,967	(4,740)	9,638
Interest (Expense) Income	(4,369)	1,440	(207)	—	(3,136)
Other (Expense) Income	(356)	744	270	—	658
Equity Earnings	19,002	589	—	(19,591)	—

Pretax Income (Loss)	3,143	25,318	3,030	(24,331)	7,160
Income Tax Benefit (Expense)	6,285	(2,580)	(1,437)	—	2,268

Net Income (Loss)	$9,428	$22,738	$1,593	$(24,331)	$9,428

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

Income Statement for the Nine Months Ended September 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$549,047	$319,301	$(103,693)	$764,655
Cost of Sales	4,909	(412,083)	(259,916)	92,644	(574,446)

Gross Profit (Loss)	4,909	136,964	59,385	(11,049)	190,209
Operating Expenses	(29,060)	(62,566)	(26,926)	—	(118,552)

Operating Profit (Loss)	(24,151)	74,398	32,459	(11,049)	71,657
Interest (Expense) Income	(14,836)	7,105	848	—	(6,883)
Other (Expense) Income	(2,466)	3,266	(3,789)	—	(2,989)
Equity Earnings	81,563	11,311	—	(92,874)	—

Income (Loss) From Continuing Operations Before Income Taxes	40,110	96,080	29,518	(103,923)	61,785
Income Tax Expense	(635)	(10,864)	(10,717)	—	(22,216)

Income (Loss) From Continuing Operations	39,475	85,216	18,801	(103,923)	39,569
Discontinued Operations	—	—	(94)	—	(94)

Net Income (Loss)	$39,475	$85,216	$18,707	$(103,923)	$39,475

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Nine Months Ended September 30, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$454,921	$235,645	$(92,936)	$597,630
Cost of Sales	1,704	(322,912)	(205,233)	78,886	(447,555)

Gross Profit (Loss)	1,704	132,009	30,412	(14,050)	150,075
Operating Expenses	(31,138)	(58,246)	(21,509)	—	(110,893)

Operating Profit (Loss)	(29,434)	73,763	8,903	(14,050)	39,182
Interest (Expense) Income	(13,709)	4,937	(690)	—	(9,462)
Other (Expense) Income	(947)	1,958	(1,886)	—	(875)
Equity Earnings	60,808	2,777	—	(63,585)	—

Pretax Income (Loss)	16,718	83,435	6,327	(77,635)	28,845
Income Tax Benefit (Expense)	6,480	(8,839)	(3,288)	—	(5,647)

Net Income (Loss)	$23,198	$74,596	$3,039	$(77,635)	$23,198

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 (UNAUDITED)

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$6,426	$103,936	$40,865	$(103,923)	$47,304
Net Cash Used in Investing Activities	(447)	(45,718)	(5,668)	—	(51,833)
Net Cash Provided by (Used in) Financing Activities	18,240	(85,290)	(18,753)	103,923	18,120
Effect of Changes in Currency Exchange Rates	—	—	(2,756)	—	(2,756)

Increase (Decrease) in Cash	24,219	(27,072)	13,688	—	10,835
Cash at Beginning of Period	41,117	24,849	29,291	—	95,257

Cash at End of Period	$65,336	$(2,223)	$42,979	$—	$106,092

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$13,568	$76,380	$12,910	$(77,635)	$25,223
Net Cash Used in Investing Activities	(872)	(7,634)	(3,214)	—	(11,720)
Net Cash Provided by (Used in) Financing Activities	12,146	(74,665)	(3,081)	77,635	12,035
Effect of Changes in Currency Exchange Rates	—	—	1,430	—	1,430

Increase (Decrease) in Cash	24,842	(5,919)	8,045	—	26,968
Cash at Beginning of Period	48,475	3,054	18,799	—	70,328

Cash at End of Period	$73,317	$(2,865)	$26,844	$—	$97,296

15. OTHER INCOME (EXPENSE)

The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2005	2004	2005	2004
Foreign currency (loss) gain	$(1,460)	$411	$(3,073)	$(1,277)
Other miscellaneous income	256	247	84	402

Total other (expense) income	$(1,204)	$658	$(2,989)	$(875)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Wabtec is a global company with operations in eleven countries. In the first nine months of 2005, about 75 percent of the Company’s revenues came from its North American operations, but Wabtec also sold products or services in 85 countries around the world.

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

In the first nine months of 2005, Wabtec’s sales increased 27.9% compared to the same period of 2004, and net income increased 70.2%. Increased sales were realized because of increased freight car deliveries, increasing rail traffic and a ramp up of a locomotive module contract.

Freight rail industry statistics, such as carloadings and deliveries of new freight cars, improved in the first nine months of 2005. For example, in the first nine months of 2005, carloadings grew 1.5% compared to the prior year period, as the freight railroads continue to benefit from the economic growth in the U.S. As shown below, deliveries of new freight cars increased to 50,682 in the first nine months of 2005, and the backlog of freight cars ordered was 60,986. Following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog
1Q03	11,767	6,614	24,055
2Q03	16,693	7,365	33,383
3Q03	6,726	8,251	31,858
4Q03	12,063	9,170	33,967

	47,249	31,400

1Q04	17,962	10,012	42,242
2Q04	19,770	10,071	51,446
3Q04	20,315	11,790	61,052
4Q04	12,244	14,419	58,677

	70,291	46,292

1Q05	17,563	15,781	59,416
2Q05	19,132	17,914	60,544
3Q05	17,439	16,987	60,986

Source: Railway Supply Institute

The following are recent deliveries of freight cars, locomotives and transit cars:

	Actual
	2003	2004
Freight car	31,400	46,292
Transit	811	819
Locomotive	759	1,235

Source: Railway Supply Institute

The Company estimates that 2005 freight car deliveries will be 60,000, at a minimum. Transit car deliveries will be approximately 725. Locomotive deliveries will be about 1,200. Carloadings and Intermodal Units Originated have grown proportionally over the past three years reflecting higher rail traffic and ultimately better opportunities for maintenance and aftermarket sales for the Company:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005	4,403	4,366	4,309	N/A
2004	4,296	4,327	4,267	4,340
2003	4,167	4,219	4,249	4,579

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005	2,781	2,885	2,991	N/A
2004	2,585	2,750	2,810	2,849
2003	2,409	2,457	2,489	2,728

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

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2005	2004	2005	2004
Net sales	$255.9	$202.9	$764.7	$597.6
Cost of sales	(188.9)	(153.0)	(574.5)	(447.5)

Gross profit	67.0	49.9	190.2	150.1
Selling, general and administrative expenses	(30.9)	(31.1)	(90.7)	(83.1)
Engineering expenses	(8.0)	(8.4)	(24.8)	(25.5)
Amortization expense	(0.9)	(0.8)	(3.0)	(2.3)

Total operating expenses	(39.8)	(40.3)	(118.5)	(110.9)
Income from operations	27.2	9.6	71.7	39.2
Interest expense, net	(2.2)	(3.1)	(6.9)	(9.5)
Other (expense) income, net	(1.2)	0.6	(3.0)	(0.9)

Income from continuing operations before income taxes	23.8	7.1	61.8	28.8
Income tax (expense) benefit	(8.4)	2.3	(22.2)	(5.6)

Income from continuing operations	15.4	9.4	39.6	23.2
Discontinued operations	(0.3)	—	(0.1)	—

Net income	$15.1	$9.4	$39.5	$23.2

THIRD QUARTER 2005 COMPARED TO THIRD QUARTER 2004

The following table summarizes the results of operations for the period:

	Three months ended September 30,
In thousands	2005	2004	Percent Change
Net sales	$255,865	$202,894	26.1%
Income from operations	27,156	9,638	181.8%
Net income	15,076	9,428	59.9%

Net sales increased by 26.1% from $202.9 million in the third quarter of 2004 to $255.9 million in the same period in 2005, primarily as a result of volume increases in freight car deliveries, strong demand for locomotive components, the acquisition of the friction product assets of Rutgers Rail S.p.A. and the ramp-up of a locomotive module contract in 2005 that resulted in about $9 million of additional revenue. Aftermarket parts sales also increased because of strong carloadings and intermodal units originated. The Company did not realize any significant net sales improvement because of price increases or foreign exchange. Net income for the third quarter of 2005 was $15.1 million or $0.31 per diluted share. Net income for the third quarter of 2004 was $9.4 million or $0.20 per diluted share. This increase in net income was primarily due to increased sales.

Net sales The following table shows the Company’s net sales by business segment:

	Three months ended September 30,
In thousands	2005	2004
Freight Group	$200,471	$146,148
Transit Group	55,394	56,746

Net sales	$255,865	$202,894

Net sales for the third quarter of 2005 increased $53 million, or 26.1%, as compared to the same period of 2004. The Freight Group’s increased sales reflected higher sales of certain components to international markets; higher demand for pneumatic air brake components related to increased deliveries of freight cars; the addition of CoFren S.r.l. in the first quarter of 2005; and the ramp-up of a locomotive module contract. Industry deliveries of new freight cars for the third quarter of 2005 increased to 16,987 units as compared to 11,790 in the same period of 2004. Transit Group sales were lower mostly due to the delay of certain contracts.

Gross profit Gross profit increased to $67 million in the third quarter of 2005 compared to $49.9 million in the same period of 2004. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the third quarter of 2005, gross profit, as a percentage of sales, was 26.2% compared to 24.6% in 2004. The increase in gross profit percentage is primarily due to increased sales and the Company’s cost-improvement programs. The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency.

The Company recorded a loss provision of $1.6 million in the first quarter of 2005 related to a contract to assemble locomotive modules in our Boise, Idaho facility. This provision was based upon customer purchase orders for units expected to be unprofitable and other specific contract costs. During the third quarter of 2005, as a result of the termination of the contract and improvements in cost, the entire reserve was reversed to earnings. However, as a result of the termination of agreement, the Company charged to expense $1.2 million of pre-production costs originally capitalized in 2004, which was being amortized along with delivery of the modules contract, and $161,000 of other costs. This contract termination potentially reduces the number of locomotive modules the Company may supply to the customer but immediately allows for price increases on current and future orders.

The provision for warranty expense was $274,000 lower than the prior-year quarter, which positively impacted gross profit. The provision for warranty expense is lower due to lower charges for certain specific products. Overall, our warranty reserve increased in the third quarter of 2005 by $135,000 as warranty claims were less than warranty expense.

Operating expenses The following table shows our operating expenses:

	Three months ended September 30,
In thousands	2005	2004	Percent Change
Selling, general and administrative expenses	$30,897	$31,114	(0.7)%
Engineering expenses	7,995	8,381	(4.6)%
Amortization expense	918	771	19.1%

Total operating expenses	$39,810	$40,266	(1.1)%

Operating expenses decreased $456,000 in the third quarter of 2005 as compared to the same period of 2004. The third quarter of 2004 included a litigation charge of $3.2 million. Taking into consideration the litigation charge from 2004, operating expenses are higher in 2005 due to the addition of CoFren, a $1 million reserve for a note receivable that is considered uncollectible and overall higher costs from inflation and sales activity. However, as a percentage of sales, total operating expense declined to 15.6% in the third quarter of 2005 from 19.8% in the third quarter of 2004.

Income from operations Income from operations totaled $27.2 million (or 10.6% of sales) in the third quarter of 2005 compared with $9.6 million (or 4.8% of sales) in the same period of 2004. Higher operating income resulted from higher sales in 2005 and the litigation settlement in 2004.

Interest expense, net Interest expense decreased 28.7% in the third quarter of 2005 as compared to the same period of 2004 primarily due to the Company’s lower debt level during the 2005 quarter and higher interest income.

Other expense, net The Company recorded a foreign exchange loss of $1.5 million and a foreign exchange gain of $411,000, respectively, in the third quarter of 2005 and 2004, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 35.3% for the third quarter of 2005. In the third quarter of 2004, Wabtec recorded a $4.9 million tax benefit after resolving certain tax issues from prior years. Without this benefit, the overall effective income tax rate was 36.5% for the three months ended September 30, 2004.

Net income Net income for the third quarter of 2005 increased $5.6 million, compared with the same period of 2004. The increase was due to higher sales, partially offset by the income tax benefit.

FIRST NINE MONTHS OF 2005 COMPARED TO FIRST NINE MONTHS OF 2004

The following table summarizes the results of operations for the period:

	Nine months ended September 30,
In thousands	2005	2004	Percent Change
Net sales	$764,655	$597,630	27.9%
Income from operations	71,657	39,182	82.9%
Net income	39,475	23,198	70.2%

Net sales increased by 27.9% from $597.6 million in the first nine months of 2004 to $764.7 million in the same period in 2005, primarily as a result of volume increases in freight car deliveries, the acquisition of the assets of Rutgers Rail S.p.A. and the ramp-up of a locomotive module contract in the first half that resulted in about $38.3 million of additional revenue. Aftermarket parts sales also increased because of strong carloadings and intermodal units originated. The Company did not realize any significant net sales improvement because of price increases or foreign exchange. Net income for the first nine months of 2005 was $39.5 million or $0.83 per diluted share. Net income for the first nine months of 2004 was $23.2 million or $0.51 per diluted share. This increase in net income was primarily due to increased sales, partially offset by increased operating expenses and income taxes.

Net sales The following table shows the Company’s net sales by business segment:

	Nine months ended September 30,
In thousands	2005	2004
Freight Group	$589,353	$426,638
Transit Group	175,302	170,992

Net sales	$764,655	$597,630

Net sales for the first nine months of 2005 increased $167 million, or 27.9%, as compared to the same period of 2004. The Freight Group’s increased sales reflected higher sales of certain components to international markets; higher demand for pneumatic air brake components related to increased deliveries of freight cars; the addition of CoFren S.r.l. in the first quarter of 2005; and the ramp-up of a locomotive module contract. Industry deliveries of new freight cars for the first nine months of 2005 increased to 50,682 units as compared to 31,873 in the same period of 2004. The Transit Group’s increased sales were due to increased deliveries under existing contracts and higher aftermarket sales.

Gross profit Gross profit increased to $190.2 million in the first nine months of 2005 compared to $150.1 million in the same period of 2004. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the first nine months of 2005, gross profit, as a percentage of sales, was 24.9% compared to 25.1% in 2004.

The decrease in gross profit percentage is primarily due to losses incurred on the locomotive module contract during the first nine months of 2005. The Company recorded a loss provision of $1.6 million in the first quarter of 2005 related to a contract to assemble locomotive modules in our Boise, Idaho facility. This provision was based upon customer purchase orders for units expected to be unprofitable and other specific contract costs. During the third quarter of 2005, as a result of the termination of the contract and improvements in cost, the entire reserve was reversed to earnings. However, as a result of the termination of agreement, the Company charged to expense $1.2 million of pre-production costs originally capitalized in 2004, which was being amortized along with delivery of the modules contract, and $161,000 of other costs. This contract termination potentially reduces the number of locomotive modules the Company may supply to the customer but immediately allows for price increases on current and future orders.

The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency. The provision for warranty expense was $4.1 million lower than the same period of 2004, which positively impacted gross profit. The provision for warranty expense is lower due to lower charges for certain specific products. Overall, our warranty reserve decreased in the first nine months of 2005 by $1.6 million as warranty claims were greater than warranty expense.

Operating expenses The following table shows our operating expenses:

	Nine months ended September 30,
In thousands	2005	2004	Percent Change
Selling, general and administrative expenses	$90,742	$83,144	9.1%
Engineering expenses	24,848	25,450	(2.4)%
Amortization expense	2,962	2,299	28.8%

Total operating expenses	$118,552	$110,893	6.9%

Operating expenses increased $7.7 million in the first nine months of 2005 as compared to the same period of 2004 due to information technology asset writeoffs of $1.2 million related to a data center migration, a $1 million reserve for a note receivable that is considered uncollectible, the addition of CoFren and overall higher costs from inflation and sales activity. However, as a percentage of sales, total operating expense declined to 15.5% in the first nine months of 2005 from 18.6% in the first nine months of 2004.

Income from operations Income from operations totaled $71.7 million (or 9.4% of sales) in the first nine months of 2005 compared with $39.2 million (or 6.6% of sales) in the same period of 2004. Higher operating income resulted from higher sales in 2005, partially offset by higher operating expenses.

Interest expense, net Interest expense decreased 27.3% in the first nine months of 2005 as compared to the same period of 2004 primarily due to the Company’s lower debt level during 2005 and higher interest income.

Other expense The Company recorded foreign exchange losses of $3.1 million and $1.3 million, respectively, in the first nine months of 2005 and 2004, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 36% for the first nine months of 2005. In the third quarter of 2004, Wabtec recorded a $4.9 million tax benefit after resolving certain tax issues from prior years. Without this benefit, the overall effective income tax rate was 36.5% for the first nine months of 2004. In the fourth quarter of 2004, the American Jobs Creation Act of 2004 was passed. The Company is in the process of evaluating the impact to the Company and its subsidiaries.

Net income Net income for the first nine months of 2005 increased $16.3 million, compared with the same period of 2004. The increase was primarily due to higher sales, partially offset by higher operating expenses and the income tax benefit.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data.

	Nine months ended September 30,
In thousands	2005	2004
Cash provided (used) by:
Operating activities	$47,304	$25,223
Investing activities	(51,833)	(11,720)
Financing activities	18,120	12,035
Earnings before interest, taxes, depreciation and amortization (EBITDA)	88,258	57,332

Management utilizes EBITDA as a measure of liquidity. The following is a reconciliation of EBITDA to net cash provided by (used for) operating activities:

	Nine months ended September 30,
In thousands	2005	2004
Net cash provided by operating activities	$47,304	$25,223
Change in operating assets and liabilities	11,949	17,000
Discontinued operations	(94)	—
Interest expense	6,883	9,462
Income tax expense	22,216	5,647

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$88,258	$57,332

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

Operating activities Cash provided by operations in the first nine months of 2005 was $47.3 million as compared to $25.2 million in the same period of 2004. The cash provided in 2005 consisted mainly of net income of $39.5 million and depreciation and amortization of $19.7 million. Working capital, excluding the impact of currency exchange rates and the acquisition of the assets of Rutgers Rail S.p.A., increased $24.9 million, as inventory increased $23.5 million, accounts payable and accruals increased $23.3 million, and accounts receivable increased $24.8 million. Accounts payable and accruals increased because of increased activity. Accounts receivable increased because of an increase in sales.

Investing activities In the first nine months of 2005 and 2004, cash used in investing activities was $51.8 million and $11.7 million, respectively. In 2005, we acquired the assets of Rutgers Rail S.p.A. for $36.3 million, net of cash received. Capital expenditures were $16.5 million and $13.1 million in the first nine months of 2005 and 2004, respectively. The majority of capital expenditures for these periods relates to upgrades to and replacement of existing equipment.

Financing activities In the first nine months of 2005 and 2004, cash provided by financing activities was $18.1 million and $12 million, respectively. The cash provided in 2005 included $19.7 million of proceeds from the issuance of treasury stock for stock options and other benefit plans, offset by $1.4 million of dividend payments. The cash provided in 2004 included $13.5 million of proceeds from the issuance of treasury stock for stock options and other benefit plans, offset by $1.4 million of dividend payments.

The following table shows our outstanding indebtedness at September 30, 2005 and December 31, 2004. The other term loan interest rates are variable and dependent on market conditions.

In thousands	September 30, 2005	December 31, 2004
6.875% Senior notes due 2013	$150,000	$150,000
Other	312	107

Total	$150,312	$150,107
Less-current portion	—	—

Long-term portion	$150,312	$150,107

Cash and cash equivalents balance at September 30, 2005 and December 31, 2004 was $106.1 million and $95.3 million, respectively.

Credit Agreement

In January 2004, we refinanced the credit agreement with a consortium of commercial banks (the “Refinancing Credit Agreement”). This Refinancing Credit Agreement currently provides a $175 million five-year revolving credit facility expiring in January 2009. At September 30, 2005, the Company had available borrowing capacity, net of letters of credit, of approximately $156.7 million, subject to certain financial covenant restrictions.

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

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be amortized over the life of the contracts.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. There was no outstanding variable-rate debt at September 30, 2005.

Foreign Currency Exchange Risk

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of September 30, 2005, we had several such instruments outstanding to hedge currency rate fluctuation in 2005.

The Company entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of September 30, 2005, the Company has forward contracts with a notional value of $42 million CAD (or $32.8 million U.S.), with an average exchange rate of $0.78 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $2.2 million, net of tax.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2005, approximately 64% of Wabtec’s net sales are in the United States, 10% in Canada, 1% in Mexico, and 25% in other international locations, primarily Europe.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

Except as disclosed in Note 12 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended September 30, 2005, there have been no other material changes to report regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon
Chief Financial Officer

Date:	November 9, 2005

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
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