Form 10-K
period 2005-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2006-03-16
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☑    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☑.

The registrant estimates that as of June 30, 2005, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $914 million based on the closing price on the New York Stock Exchange for such stock.

As of March 13, 2006, 48,370,264 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 17, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

General

Westinghouse Air Brake Technologies Corporation, doing business as Wabtec Corporation, is a Delaware corporation with headquarters at 1001 Air Brake Avenue in Wilmerding, Pennsylvania. Our telephone number is 412-825-1000, and our website is located at www.wabtec.com. All references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its subsidiaries. Originally founded by George Westinghouse in 1869, Westinghouse Air Brake Company (“WABCO”) was formed in 1990 when it acquired certain assets and operations from American Standard, Inc. (ASI). In 1999, WABCO merged with MotivePower Industries, Inc. (“MotivePower”) and adopted the name Wabtec.

Today, Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold about a 50% market share in North America for our primary braking-related equipment and a No. 1 or 2 positions in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars and subway cars. In 2005, the Company had sales of $1 billion and net income of $56 million. Sales of aftermarket parts and services represented about 50% of total sales in 2005.

Management and insiders of the Company own approximately 6% of Wabtec’s outstanding shares, with the balance held by investment companies and individuals. Executive management incentive compensation focuses on earnings, cash flow, working capital and economic profit targets to align management interests with those of outside shareholders.

Industry Overview

The Company primarily serves the worldwide freight and passenger transit rail industries. The worldwide market for rail equipment has been estimated at about $70 billion annually, and it is estimated to grow at about 4% annually for the next five years. Our operating results are largely dependent on the level of activity, financial condition and capital spending plans of the global railroad industry. Many factors influence the industry, including general economic conditions; rail traffic, as measured by freight tonnage and passenger ridership; government investment in public transportation; and investment in new technologies by freight and passenger rail systems. Customers outside of North America accounted for about 24% of Wabtec’s sales in 2005.

In North America, railroads carry about 42% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. Although the railroads carry a wide variety of commodities and goods, coal is the single-largest item, representing about 40% of carloadings in 2005. Intermodal traffic—the movement of trailers or containers by rail in combination with another mode of transportation—has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits.

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

Demand for our freight related products and services in North America is driven by a number of factors, including:

•	Rail traffic. The Association of American Railroads (AAR) compiles statistics that gauge the level of activity in the freight rail industry. Two important statistics are revenue ton-miles and carloadings, which are generally referred to as “rail traffic”. According to preliminary AAR estimates for U.S. railroads, 2005 was a record year, with revenue ton-miles increasing 2.4%, carloadings increasing 0.9% and intermodal units increasing 6.4%. As rail traffic increases, we believe that our customers will increase their level of spending on equipment and equipment maintenance.

•	Demand for new locomotives. Currently, the active locomotive fleet in the North American market is about 22,000 units. The average number of new locomotives delivered over the past 10 years was about 1,000 annually. In 2005, about 1,100 new, heavy-haul locomotives were delivered, compared to about 1,200 in 2004. In 2006, we expect the industry to deliver a similar number again.

•	Demand for new freight cars. Currently, the active freight car fleet in North America is about 1.3 million units. The average number of new freight cars delivered over the past 10 years was about 50,000 annually. In 2005, about 69,000 new freight cars were delivered and we expect at least that amount in 2006.

In the U.S., passenger transit is a $32 billion industry, dependent largely on funding from federal, state and local governments, and from fare box revenues. With about 40% of the nation’s passenger transit vehicles, New York City is the largest passenger transit market in the U.S., but most major cities offer either rail or bus transit services.

Demand for North American passenger transit products is driven by a number of factors, including:

•	Replacement, building and/or expansion programs of transit authorities. These programs are funded in part by federal, state and local government programs. In 2005, the U.S. federal government passed new legislation, known as SAFETEA-LU, which provides federal funding for transportation projects. The legislation authorizes funding of $45 billion from fiscal 2005 to fiscal 2009, with average annual increases of about 8%. The average annual number of new transit car deliveries over the past 10 years was about 600 units. In 2005, we estimate that about 900 transit vehicles were delivered, and we estimate a similar number will be delivered in 2006. Deliveries are expected to be higher in 2007, due to the delivery of cars to New York City, which has placed an order for 1,700 cars, including options to be delivered in the next 3 to 5 years.

•	Ridership levels. Ridership provides fare box revenues to transit authorities, which use the funds primarily for equipment and system maintenance. Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles is expected to increase about 1.5% in 2005, the third consecutive year that ridership has increased. Given the strength of the U.S. economy and the high price of gasoline, the transit industry expects ridership to continue growing.

Business Segments and Products

We provide our products and services through two principal business segments, the Freight Group and the Transit Group. The Freight Group manufactures and services components for new and existing freight cars and locomotives, while the Transit Group does the same for passenger transit vehicles, typically subway cars and buses. Both business segments serve original equipment manufacturers (OEMs) and provide aftermarket sales and services, with the aftermarket accounting for about 50% of net sales. In 2005, the Freight Group accounted for 77% of our total net sales, and the Transit Group accounted for the remaining 23%. In 2005, the Freight Group generated 53% of its net sales from the aftermarket and 47% of its net sales from the OEMs and Class I railroads. The Transit Group generated 41% of its net sales from the aftermarket and 59% of its net sales from OEMs. A summary of our leading product lines across both of our business segments is outlined below.

•	Brakes and related components

•	Brake assemblies

•	Draft gears, couplers and slack adjusters

•	Air compressors and dryers

•	Railway electronics, including event recorders, control and monitoring equipment, and end of train devices

•	Friction products

•	Rail and bus door assemblies

•	Heat exchangers and cooling systems

•	Commuter and switcher locomotives

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

Competitive Strengths

Our key strengths include:

•	Leading market positions in core products. Dating back to 1869 and George Westinghouse’s invention of the air brake, we are an established leader in the development and manufacture of pneumatic braking equipment for freight and passenger transit vehicles. We have leveraged our leading position by focusing on research and engineering to expand beyond pneumatic braking components to supplying integrated parts and assemblies for the locomotive through the end-of-train. We are a recognized leader in the development and production of electronic recording, measuring and communications systems, highly engineered compressors and heat exchange systems for locomotives and a leading manufacturer of freight car components, including electronic braking equipment, draft gears, brake shoes and electronic end-of-train devices. Additionally, we are a leading provider of complete door assemblies and couplers for passenger and transit vehicles.

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

•	Leading design and engineering capabilities. We believe a hallmark of our relationship with our customers has been our leading design and engineering practice, which has, in our opinion, assisted in the improvement and modernization of global railway equipment. We believe both our customers and the federal authorities value our technological capabilities and commitment to innovation, as we seek not only to enhance the efficiency and profitability of our customers, but also to improve the overall safety of the railways through continuous product improvement.

•	Significant barriers to entry. We believe that there are a number of company and industry specific factors that represent meaningful barriers to entry:

•	Proprietary product offering. We have an established record of product improvements and new product development. We have assembled a wide range of patented products, which we believe provides us with a competitive advantage. We currently own over 1,000 active patents worldwide and 500 U.S. patents. During the last three years, we have filed for more than 150 U.S. patents in support of our new and evolving product lines.

•	Substantial installed base. We believe our installed base presents a meaningful barrier to entry in both the new product market and the aftermarket. As OEMs and Class I railroad operators attempt to modernize fleets with new products designed to improve and maintain safety and efficiency, new products must be designed to be interoperable with existing equipment. We believe our dedicated research and development staff and comprehensive product offering enables us to leverage our installed base to maintain our leadership position with OEMs and the Class I railroads. Similarly, we believe our substantial installed base makes us a preferred supplier in the aftermarket, as end-users typically prefer to source performance and safety-related replacement parts and service from the original product supplier.

•	Regulatory nature of the rail industry. Oversight of the U.S. rail industry is governed by a number of federal regulatory agencies, including the National Transportation Safety Board (NTSB), the Federal Railroad Administration (FRA) and the AAR. These groups mandate rigorous manufacturer certification and new product testing and approval processes that we believe are difficult for new entrants to meet cost-effectively and efficiently without the scale and extensive experience we possess.

•	Experienced management team. Our executive management team has over 90 years of combined experience with the Company. The team implemented numerous initiatives that enabled us to manage the sharp cyclical downturn in the rail supply market in 2001 and 2002. These initiatives include the Wabtec Performance System (WPS), an ongoing program that focuses on “lean manufacturing” principles and continuous improvement across all aspects of our business, including product development. Since 2000, the company has reduced our debt, net of cash, by more than $500 million, lowering our percentage of net debt to book capitalization from 73% at December 31, 2000 to 2% at December 31, 2005. As a result of these initiatives, our management team has improved our cost structure, operating leverage and financial flexibility and placed us in an excellent position to benefit from growth opportunities in an improving market environment.

Business strategy

Using the Wabtec Performance System (“WPS”), we intend to generate sufficient cash to invest in our growth strategies, as outlined below. Through WPS, we believe we can build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through WPS and employee-directed initiatives such as Kaizen, a Japanese-developed team concept, we continuously strive to improve quality, delivery and productivity, and to reduce costs. These efforts enable us to streamline processes, improve product quality and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. Over time, we expect these lean initiatives to enable us to increase profit margins, which would improve cash flow and strengthen our ability to invest in the following growth strategies:

•	Expand aftermarket sales. Historically, aftermarket sales are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. Wabtec provides aftermarket parts and services for its components, and the company is seeking to expand this business with new customers such as short-line and regional railroads, or with customers who currently perform the work in-house. In this way, we expect to take advantage of the rail industry trend toward outsourcing, as railroads and transit authorities focus on their core function of transporting goods and people, rather than maintaining and servicing their equipment.

•	Accelerate new product development. We continue to emphasize research and development funding to create new and improved products. We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board equipment, as a means of new product growth. We seek to provide customers with incremental technological advances that offer immediate benefits with cost-effective investments.

•	Expand globally. Total international sales were $368.7 million or 35.7% of net sales, and $277.6 million or 33.8% of net sales for 2005 and 2004, respectively. Our net sales outside of North America totaled 24% in 2005, up from 22% in 2004, and we believe that international markets represent a significant opportunity for future growth. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees, and joint ventures with railway suppliers having a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, China, India, Russia, South Africa, and select areas within Europe and South America.

•	Seek acquisitions. We intend to explore acquisition opportunities using a disciplined, selective approach and certain financial criteria. We will be focused on looking for companies that will help Wabtec to grow profitably, while helping to dampen any impact from potential cycles in the North American rail industry.

Backlog

In 2005, 50% of our sales came from aftermarket orders. Aftermarket orders typically carry lead times of less than 30 days, so they are not recorded in backlog for a significant period of time. As such, the Company’s backlog is primarily an indicator of future original equipment sales, not expected aftermarket activity.

The Company’s contracts are subject to standard industry cancellation provisions, including cancellations on short notice or upon completion of designated stages. Substantial scope-of-work adjustments are common. For these and other reasons, completion of the Company’s backlog may be delayed or cancelled. The railroad industry, in general, has historically been subject to fluctuations due to overall economic conditions and the level of use of alternative modes of transportation.

The backlog of customer orders as of December 31, 2005, and December 31, 2004, and the expected year of completion are as follows.

	Total Backlog 12/31/05	Expected Delivery		Total Backlog 12/31/04	Expected Delivery
In thousands		2006	Other Years		2005	Other Years
Freight Group	$522,506	$258,171	$264,335	$292,004	$233,278	$58,726
Transit Group	303,975	131,007	172,968	281,955	142,663	139,292

Total	$826,481	$389,178	$437,303	$573,959	$375,941	$198,018

At December 31, 2005, the Company’s backlog including customer option orders exceeded $1 billion.

Engineering and Development

To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2005, 2004, and 2003, we invested about $32.8 million, $33.8 million and $32.9 million, respectively, on product development and improvement activities. Approximately 40% of these costs comprise activities solely devoted to new product development in any given year. These engineering and development expenditures, in total, represent about 3.2%, 4.1% and 4.6% of net sales for the same periods, respectively. Sometimes we conduct specific research projects in conjunction with universities, customers and other railroad product suppliers.

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

Certain trademarks, among them the name WABCO®, were acquired or licensed from American Standard Inc. in 1990 at the time of our acquisition of the North American operations of the Railway Products Group of American Standard. Other trademarks have been developed through the normal course of business, or acquired as a part of our ongoing merger and acquisition program.

We are a party, as licensor and licensee, to a variety of license agreements. We do not believe that any single license agreement is of material importance to our business or either of our business segments as a whole.

We entered into a license agreement with Faiveley Transport (formerly SAB WABCO Holdings B.V.) on December 31, 1993, pursuant to which Faiveley Transport granted us a license to the intellectual property and know-how related to the manufacturing and marketing of certain disc brakes, tread brakes and low noise and resilient wheel products. SAB WABCO Holdings B.V. was a former affiliate of Wabtec, since both were owned by the same parent company in the early 1990s. The Faiveley Transport license expired December 31, 2005, and was not renewed. The Company does not believe the expiration of this license will have a material impact on its results of operations.

We have issued licenses to the two sole suppliers of railway air brakes and related products in Japan, Nabtesco and Mitsubishi Electric Company. The licensees pay annual license fees to us and also assist us by acting as liaisons with key Japanese passenger transit vehicle builders for projects in North America. We believe that our relationships with these licensees have been beneficial to our core transit business and customer relationships in North America.

Customers

Our customers include railroads throughout North America, as well as in the United Kingdom, Australia, Europe, South Africa and India; manufacturers of transportation equipment, such as locomotives, freight cars, subway vehicles and buses; lessors of such equipment; and passenger transit authorities, primarily those in North America.

In 2005, about 76% of our sales were to customers in North America, but we also shipped products to 89 countries throughout the world. About 50% of our sales were in the aftermarket, with the rest of our sales to OEMs of locomotives, freight cars, subway vehicles and buses.

Our top five customers, Electro-Motive Diesel, General Electric Transportation Systems, Burlington Northern Santa Fe, Bombardier and National Steel Car accounted for 24% of our net sales in 2005. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.

Competition

We believe that we hold about a 50% market share in North America for our primary braking-related equipment and a No. 1 or No. 2 market positions in North America for most of our other product lines. Nonetheless, we operate in a highly competitive marketplace. Price competition is strong because we have a relatively small number of customers and they are very cost-conscious.

In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery, and customer service and support. Our principal competitors vary to some extent across product lines, but most competitors are smaller, privately held companies. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG, is our principal overall OEM competitor. Our competition for locomotive, freight and passenger transit service and repair is primarily from the railroads’ and passenger transit authorities’ in-house operations, Electro-Motive Diesel, General Electric Transportation Systems, and New York Air Brake/Knorr. We believe our key strengths, which include leading market positions in core products, breadth of product offering with a stable mix of OEM and aftermarket business, leading design and engineering capabilities, significant barriers to entry and an experienced management team enable us to compete effectively in this marketplace.

Employees

At December 31, 2005, we had 5,229 full-time employees, approximately 41% of whom were unionized. A majority of the employees subject to collective bargaining agreements are within North America and these agreements generally extend through late 2006, 2007 and 2009.

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

Item 1A.	Risk Factors.

We are dependent upon key customers.

We rely on several key customers who represent a significant portion of our business. For the fiscal year ended December 31, 2005, our top five customers, Electro-Motive Diesel, General Electric Transportation Systems, Burlington Northern Santa Fe, Bombardier and National Steel Car, accounted for 24% of our net sales. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with us. In addition, many of our customers place orders for products on an as needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers, and may be subject to delays and cancellations. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.

Our business operates in a highly competitive industry.

We operate in a competitive marketplace and face substantial competition from a limited number of established competitors in the United States and abroad, some of which may have greater financial resources than us. Price competition is strong and, coupled with the existence of a limited number of cost conscious purchasers, has historically limited our ability to increase prices. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. There can be no assurance that competition in one or more of our markets will not adversely affect us and our results of operations.

We intend to pursue future acquisition strategies that involve a number of inherent risks, any of which may cause us not to realize anticipated benefits.

One aspect of our business strategy is to selectively pursue acquisitions, joint ventures and other business combinations that we believe will improve our market position and realize operating synergies, operating expense reductions and overhead cost savings. Acquisitions, joint ventures and other business combinations involve inherent risks and uncertainties, any one of which could have a material adverse effect on our business and results of operations, including:

•	difficulties in achieving identified financial and operating synergies, including the integration of operations, services and products;

•	diversion of management attention from other business concerns;

•	the assumption of unknown liabilities; and

•	unanticipated changes in the market conditions, business and economic factors affecting such an acquisition.

We cannot assure you that we will be able to consummate any future acquisitions, joint ventures or other business combinations. If we are unable to identify suitable acquisition candidates or to consummate synergistic and strategic acquisitions, we may be unable to fully implement our business strategy and our business and results of operations may be adversely affected as a result. In addition, our ability to engage in strategic acquisitions will be dependent on our ability to raise substantial capital, and we may not be able to raise the funds necessary to implement our acquisition strategy on terms satisfactory to us, if at all.

As we introduce new products and services, a failure to predict and react to consumer demand could adversely affect our business.

We have dedicated significant resources to the development, manufacturing and marketing of new products. Decisions to develop and market new transportation products are typically made without firm indications of customer acceptance. Moreover, by their nature, new products may require alteration of existing business methods or threaten to displace existing equipment in which our customers may have a substantial capital investment. There can be no assurance that any new products that we develop will gain widespread acceptance in the marketplace or that such products will be able to compete successfully with other new products or services that may be introduced by competitors.

Our revenues are subject to cyclical variations in the railway and passenger transit markets and changes in government spending.

The railway industry historically has been subject to significant fluctuations due to overall economic conditions, the level of use of alternate methods of transportation and the levels of federal, state and local government spending on railroad transit projects. In economic downturns, railroads have deferred, and may defer, certain expenditures in order to conserve cash in the short term. Reductions in freight traffic may reduce demand for our replacement products.

The passenger transit railroad industry is also cyclical. New passenger transit car orders vary from year to year and are influenced greatly by major replacement programs and by the construction or expansion of transit systems by transit authorities. A substantial portion of our net sales has been, and we expect that a material portion of our future net sales may be, derived from contracts with metropolitan transit and commuter rail authorities and Amtrak. To the extent that future funding for proposed public projects is curtailed or withdrawn altogether as a result of changes in political, economic, fiscal or other conditions beyond our control, such projects may be delayed or cancelled, resulting in a potential loss of business for us, including transit aftermarket and new transit car orders. There can be no assurance that economic conditions will be favorable or that there will not be significant fluctuations adversely affecting the industry as a whole and, as a result, us.

Prolonged unfavorable economic and market conditions could adversely affect our business.

Unfavorable general economic and market conditions in the United States and internationally (including as a result of terrorist activities and the military response by the United States and other countries) could have a negative impact on our sales and operations. To the extent that these factors result in continued instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected.

A growing portion of our sales may be derived from our international operations, which exposes us to certain risks inherent in doing business on an international level.

In fiscal year 2005, 24% of our consolidated net sales were derived from sales outside of North America and we intend to continue to expand our international operations in the future. We currently conduct our international operations through a variety of wholly and majority-owned subsidiaries and joint ventures in Australia, Canada, China, France, India, Italy, Mexico and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:

•	lack of complete operating control;

•	lack of local business experience;

•	currency exchange fluctuations and devaluations;

•	foreign trade restrictions and exchange controls;

•	difficulty enforcing agreements and intellectual property rights;

•	the potential for nationalization of enterprises; and

•	economic, political and social instability and possible terrorist attacks against American interests.

In addition, certain jurisdictions have laws that limit the ability of non-U.S. subsidiaries and their affiliates to pay dividends and repatriate cash flows.

We may incur increased costs due to fluctuations in interest rates and foreign currency exchange rates.

In the ordinary course of business, we are exposed to increases in interest rates that may adversely affect funding costs associated with variable-rate debt and changes in foreign currency exchange rates. We may seek to minimize these risks through the use of interest rate swap contracts and currency hedging agreements. There can be no assurance that any of these measures will be effective. Any material changes in interest or exchange rates could result in material losses to us.

We may have liability arising from asbestos litigation.

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

We are subject to a variety of environmental laws and regulations.

We are subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. We believe our operations currently comply in all material respects with all of the various environmental laws and regulations applicable to our business; however, there can be no assurance that environmental requirements will not change in the future or that we will not incur significant costs to comply with such requirements.

Our manufacturer’s warranties may expose us to potentially significant claims.

We warrant the workmanship and materials of many of our products. Accordingly, we are subject to a risk of product liability or warranty claims in the event that the failure of any of our products results in personal injury or death, or does not conform to our customers’ specifications. In addition, in recent years, we have introduced a number of new products for which we do not have the same level of historical warranty experience. Although we have not had any material product liability or warranty claims made against us and we currently maintain liability insurance coverage, we cannot assure you that product liability claims, if made, would not exceed our insurance coverage limits or that insurance will continue to be available on commercially acceptable terms, if at all. The possibility exists for these types of warranty claims to result in costly product recalls, significant repair costs and damage to our reputation.

Labor disputes may have a material adverse effect on our operations and profitability.

We collectively bargain with labor unions that represent approximately 41% of our employees. Our current collective bargaining agreements generally extend through late 2006, 2007 and 2009. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure you that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.

From time to time we are engaged in contractual disputes with our customers.

From time to time, we are engaged in contractual disputes with our customers regarding routine delivery and performance issues as well as adjustments for design changes and related extra work. These disputes are generally resolved in the ordinary course of business without having a material adverse impact on us.

Our indebtedness could adversely affect our financial health.

At December 31, 2005, we have total debt of $150 million. If it becomes necessary to access our available borrowing capacity under the Refinancing Credit Agreement, along with carrying the $150 million 6 7/8% senior notes, being indebted could have important consequences to us. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	place us at a disadvantage compared to competitors that have less debt; and

•	limit our ability to borrow additional funds.

The indenture for our $150 million 6 7/8% senior notes due 2013 and our Refinancing Credit Agreement contain various covenants that limit our management’s discretion in the operation of our businesses.

The indenture governing the notes and our credit agreement contain various covenants that limit our management’s discretion.

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

The indenture under which the senior notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Facilities

The following table provides certain summary information about the facilities owned or leased by the Company. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are long-term and generally include options to renew. The Company’s corporate headquarters are located at the Wilmerding, Pa., site.

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Wilmerding, PA	Manufacturing/Service	Freight Group	Own	365,000	(1)
Boise, ID	Manufacturing	Freight Group	Own	294,700
Lexington, TN	Manufacturing	Freight Group	Own	170,000
Jackson, TN	Manufacturing	Freight Group	Own	150,000
Chicago, IL	Manufacturing	Freight Group	Own	111,500
Laurinburg, NC	Manufacturing	Freight Group	Own	105,000
Greensburg, PA	Manufacturing	Freight Group	Own	97,800
Germantown, MD	Manufacturing	Freight Group	Own	80,000
Willits, CA	Manufacturing	Freight Group	Own	70,000
Kansas City, MO	Service Center	Freight Group	Lease	55,900
Columbia, SC	Service Center	Freight Group	Lease	40,250
Cedar Rapids, IA	Engineering	Freight Group	Lease	37,000
Racine, WI	Engineering/Office	Freight Group	Lease	32,500
Carson City, NV	Service Center	Freight Group	Lease	22,000
Harvey, IL	Service Center	Freight Group	Lease	19,200
Boulder, CO	Engineering/Admin	Freight Group	Lease	3,400
Naperville, IL	Office	Freight Group	Lease	1,879
Spartanburg, SC	Manufacturing/Service	Transit Group	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit Group	Lease	115,570
Plattsburgh, NY	Manufacturing	Transit Group	Lease	64,000
Elmsford, NY	Service Center	Transit Group	Lease	28,000
Baltimore, MD	Service Center	Transit Group	Lease	7,200
Sun Valley, CA	Service Center	Transit Group	Lease	4,000

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Atlanta, GA	Sales Office	Transit Group	Lease	1,200
San Pablo, CA	Office	Transit Group	Lease	550
Glastonbury, CT	Engineering/Admin	Corporate	Lease	2,600
Mountaintop, PA	Vacant Land Available for Sale		Own	105 Acres

International
Doncaster, UK	Manufacturing/Service	Freight Group	Own	330,000
Stoney Creek (Ontario), Canada	Manufacturing/Service	Freight Group	Own	189,200
Avellino, Italy	Manufacturing/Office	Freight Group	Own	132,494
Wallaceburg (Ontario), Canada	Foundry	Freight Group	Own	127,600
San Luis Potosi, Mexico	Manufacturing	Freight Group	Own	48,600
San Luis Potosi, Mexico	Foundry	Freight Group	Own	24,500
Montefredane, Italy	Manufacturing	Freight Group	Own	23,939
Wetherill Park, Australia	Manufacturing	Freight Group	Lease	73,100
Kolkata, India	Manufacturing	Freight Group	Lease	32,000
Schweighouse, France	Manufacturing	Freight Group	Lease	30,000
Tottenham, Australia	Manufacturing	Freight Group	Lease	26,900
Lachine (Quebec), Canada	Service Center	Freight Group	Lease	17,000
Calgary (Alberta), Canada	Service Center	Freight Group	Lease	14,400
Sydney, Australia	Office	Freight Group	Lease	11,250
Essen, Germany	Office	Freight Group	Lease	1,615
Aachen, Germany	Office	Freight Group	Lease	1,130
Vierzon, France	Office	Freight Group	Lease	861
Barcelona, Spain	Office	Freight Group	Lease	108
St. Laurent (Quebec), Canada	Manufacturing	Transit Group	Own	106,000
Jiangsu, China	Manufacturing	Transit Group	Own	80,000
Sassuolo, Italy	Manufacturing	Transit Group	Lease	30,000
Pointe-aux-Trembles (Quebec), Canada	Manufacturing	Transit Group	Lease	20,000

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.

Item 3.	LEGAL PROCEEDINGS

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

Name	Age	Position
William E. Kassling	62	Chairman of the Board
Albert J. Neupaver	55	President and Chief Executive Officer
Alvaro Garcia-Tunon	53	Senior Vice President, Chief Financial Officer and Secretary
Anthony J. Carpani	53	Vice President-Group Executive
Patrick D. Dugan	39	Vice President and Corporate Controller
Timothy J. Logan	52	Vice President-Group Executive
James E. McClaine	64	Vice President-Group Executive
Barry L. Pennypacker	45	Vice President-Group Executive
George A. Socher	57	Vice President-Internal Audit and Taxation
Scott E. Wahlstrom	42	Vice President-Human Resources
Timothy R. Wesley	44	Vice President-Investor Relations and Corporate Communications

William E. Kassling has been a director and Chairman of the Board of Directors since 1990. He served as Chief Executive Officer from 1990 until February 2001 and from May 2004 through January 2006. Mr. Kassling was also President of the Company from 1990 through February 1998 and from May 2004 through January 2006. From 1984 until 1990 he headed the Railway Products Group of American Standard Inc. Between 1980 and 1984 he headed American Standard’s Building Specialties Group, and between 1978 and 1980 he headed Business Planning for American Standard. Mr. Kassling is a director of Smartops, Inc., Pittsburgh Penguins, Scientific-Atlanta, Inc. and Parker Hannifin Corporation.

Albert J. Neupaver joined the Company on February 1, 2006 as President and Chief Executive Officer and a director. Prior to joining Wabtec, Mr. Neupaver had been with AMETEK, Inc. for 18 years, the last nine as President of the Electromechanical Group of AMETEK, Inc.

Alvaro Garcia-Tunon has been Senior Vice President, Chief Financial Officer and Secretary of the Company since March 2003. Mr. Garcia-Tunon was Senior Vice President, Finance of the Company from November 1999 until March 2003 and Treasurer of the Company from August 1995 until November 1999.

Anthony J. Carpani has been Vice President-Group Executive since June 2000. Previously, Mr. Carpani was Managing Director of our Australian-based subsidiary, F.I.P. Ltd. (formerly known as Futuris Brakes, International) from 1992 until June 2000.

Patrick D. Dugan joined Wabtec as Vice President and Corporate Controller in November 2003. Prior to joining Wabtec, Mr. Dugan served as Vice President and Chief Financial Officer of CWI International, Inc. from December 1996 to November 2003. Prior to 1996, he worked for PricewaterhouseCoopers providing business assurance and advisory services.

Timothy J. Logan has been the Vice President-Group Executive since August 1996. Previously, from 1987 until August 1996, Mr. Logan was Vice President, International Operations for Ajax Magnethermic Corporation and from 1983 until 1987 he was President of Ajax Magnethermic Canada, Ltd.

James E. McClaine joined Wabtec with the Pulse Electronics acquisition in 1995 and became President of Wabtec’s Railway Electronics division. Mr. McClaine has been Vice President-Group Executive since 2004.

Barry L. Pennypacker has been Vice President-Group Executive since February 2004. Previously, from 1999 until 2004, Mr. Pennypacker was Vice President of Quality and Performance Systems. From 1997 to 1999, Mr. Pennypacker was director of manufacturing of Stanley Works. He has been a practitioner of lean manufacturing principles for almost 20 years in both private and public organizations.

George A. Socher has been Vice President-Internal Audit and Taxation, of the Company since November 1999. From July 1995 until November 1999, Mr. Socher was Vice President and Corporate Controller of the Company.

Scott E. Wahlstrom has been Vice President-Human Resources, since November 1999. Previously, Mr. Wahlstrom was Vice President, Human Resources & Administration of MotivePower Industries, Inc. from August 1996 until November 1999. From September of 1994 until August of 1996, Mr. Wahlstrom served as Director of Human Resources for MotivePower Industries, Inc.

Timothy R. Wesley has been Vice President-Investor Relations and Corporate Communications since November 1999. Previously, Mr. Wesley was Vice President, Investor and Public Relations of MotivePower Industries, Inc. from August 1996 until November 1999. From February 1995 until August 1996, he served as Director, Investor and Public Relations of MotivePower Industries, Inc. From 1993 until February 1995, Mr. Wesley served as Director, Investor and Public Relations of Michael Baker Corporation.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF COMMON STOCK

The Common Stock of the Company is listed on the New York Stock Exchange. As of March 13, 2006, there were 48,370,264 shares of Common Stock outstanding held by 917 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

2005	High	Low	Dividends
First Quarter	$21.53	$16.53	$0.01
Second Quarter	$22.39	$18.60	$0.01
Third Quarter	$27.65	$20.76	$0.01
Fourth Quarter	$28.98	$24.92	$0.01

2004	High	Low	Dividends
First Quarter	$17.44	$13.72	$0.01
Second Quarter	$18.40	$13.61	$0.01
Third Quarter	$19.19	$16.55	$0.01
Fourth Quarter	$22.70	$18.32	$0.01

The Company’s credit agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

At the close of business on March 13, 2006, the Company’s Common Stock traded at $31.33 per share.

During the year ended December 31, 2005, there were no repurchases made by us or on our behalf or any “affiliated purchaser” of shares of our common stock registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

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

	Year Ended December 31,
In thousands, except per share amounts	2005	2004	2003	2002	2001
Income Statement Data
Net sales	$1,034,024	$822,018	$717,924	$696,195	$783,698
Gross profit	259,646	205,164	189,450	179,471	209,926
Operating expenses (1)	(158,389)	(149,759)	(139,636)	(132,741)	(152,145)
Merger and restructuring charge	—	—	—	—	(3,723)

Income from operations	$101,257	$55,405	$49,814	$46,730	$54,058

Interest expense, net	$(8,686)	$(11,528)	$(11,118)	$(19,135)	$(33,501)
Other expense, net	(3,055)	(1,020)	(3,654)	(3,691)	(2,130)
Income from continuing operations before cumulative effect of accounting change	57,685	32,096	22,252	16,310	13,962
(Loss) income from discontinued operations (net of tax)	(1,909)	349	451	403	6,360
(Loss) gain on sale of discontinued operations (net of tax) (2)	—	—	—	(529)	41,458

Income before cumulative effect of accounting change	55,776	32,445	22,703	16,184	61,780

Net income (loss) (3)	$55,776	$32,445	$22,703	$(45,479)	$61,780

Diluted Earnings per Common Share
Income from continuing operations before cumulative effect of accounting change	$1.21	$0.70	$0.51	$0.37	$0.32
Net income (loss) (3)	$1.17	$0.71	$0.52	$(1.04)	$1.43

Cash dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04

Fully diluted shares outstanding	47,595	45,787	43,974	43,617	43,198

	As of December 31
	2005	2004	2003	2002	2001
Balance Sheet Data
Total assets	$836,357	$713,396	$656,305	$588,865	$729,952
Cash	141,365	95,257	70,328	19,210	53,949
Total debt	150,000	150,107	190,225	195,151	241,870
Shareholders’ equity	379,207	312,426	248,293	199,262	245,271

(1)	In 2004, includes $3.2 million charge for a litigation ruling.

(2)	In 2001, includes gain on sales of certain assets to GE Transportation Systems of $48.7 million and asset write-downs of other businesses that Wabtec decided to exit of $7.2 million.

(3)	Includes the items noted above, as well as the following: A tax benefit of $4.9 million and $2.7 million was recognized in 2004 and 2003, respectively, primarily related to the reversal of certain items that had previously been provided for that were closed from further regulatory examination, and in 2002, a $61.7 million, net of tax, cumulative effect of accounting change for goodwill.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all locomotives, freight cars, subway cars and buses in the U.S., as well as in certain markets throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles.

Wabtec is a global company with operations in 11 countries. In 2005, about 76 percent of the Company’s revenues came from its North American operations, and Wabtec also sold products or services in 89 countries around the world.

Management Review of 2005 and Future Outlook

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

In 2005, we achieved the following:

•	Increased revenues 25.8%, as the company generated increases in both aftermarket and OEM sales, as well as international sales;

•	Improved earnings per diluted share from continuing operations by 73%, to $1.21;

•	Increased cash by $46.1 million.

We achieved these results despite higher raw material costs and despite the negative impact of foreign currency exchange rates, especially on the Company’s Canadian operations.

Freight rail industry statistics, such as carloadings and orders for new freight cars, improved in 2005. For example, carloadings increased to a record 17.2 million, 0.9% higher than 2004, as the freight railroads benefited from the strengthening economy in the U.S. As shown below, deliveries of new freight cars increased to 68,657 in 2005, and orders increased to 80,703. As a result, at year-end the backlog of freight cars ordered was 69,408, its highest level since 1998. Sales in our freight segment have benefited from that trend. Following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog
First quarter 2003	11,767	6,614	24,055
Second quarter 2003	16,693	7,365	33,383
Third quarter 2003	6,726	8,251	31,858
Fourth quarter 2003	12,063	9,170	33,967

	47,249	31,400

First quarter 2004	17,962	10,012	42,242
Second quarter 2004	19,770	10,071	51,446
Third quarter 2004	20,315	11,790	61,052
Fourth quarter 2004	12,244	14,419	58,677

	70,291	46,292

First quarter 2005	17,563	15,781	59,416
Second quarter 2005	19,132	17,914	60,544
Third quarter 2005	17,439	16,987	60,986
Fourth quarter 2005	26,569	17,975	69,408

	80,703	68,657

Source: Railway Supply Institute

The following is a summary of freight car, locomotive and transit car deliveries for the industry:

	Actual
	2004	2005
Freight car	46,292	68,657
Transit	819	918
Locomotive	1,202	1,106

Source: Railway Supply Institute and Company Estimates

Carloadings and Intermodal Units Originated have increased over the past three years reflecting higher rail traffic and ultimately better opportunities for maintenance and aftermarket sales for the Company:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2005	4,403	4,366	4,309	4,135	17,213
2004	4,296	4,327	4,267	4,171	17,061
2003	4,167	4,219	4,249	4,579	17,214

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2005	2,781	2,885	2,992	3,036	11,694
2004	2,585	2,750	2,810	2,849	10,994
2003	2,409	2,457	2,489	2,728	10,083

Source: Association of American Railroads—Weekly Rail Traffic

In 2006, we expect demand for locomotives, freight cars and transit vehicles to remain at about the same levels as 2005. We expect demand in the aftermarket to remain strong, due to continued growth in rail traffic and passenger transit ridership.

In 2006 and beyond, we will continue to face many challenges, including increased costs for raw materials, especially steel; higher costs for medical and insurance premiums; and foreign currency fluctuations. In addition, we face general economic risks, as well as the risk that our customers could curtail spending on new and existing equipment. Risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

The Company continues to evaluate possible restructuring actions that, if taken, would be expected to result in ongoing benefits, but would require significant one-time charges against income.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In millions	2005	2004	2003
Net sales	$1,034.0	$822.0	$717.9
Cost of sales	(774.4)	(616.9)	(528.5)

Gross profit	259.6	205.1	189.4
Selling, general and administrative expenses	(121.7)	(112.6)	(102.4)
Engineering expenses	(32.7)	(33.8)	(32.9)
Amortization expense	(3.9)	(3.3)	(4.3)

Total operating expenses	(158.3)	(149.7)	(139.6)

Income from operations	101.3	55.4	49.8
Interest expense, net	(8.7)	(11.5)	(11.1)
Other expense, net	(3.1)	(1.0)	(3.7)

Income from continuing operations before income taxes	89.5	42.9	35.0
Income tax expense	(31.8)	(10.8)	(12.8)

Income from continuing operations	57.7	32.1	22.2
Discontinued operations (net of tax)	(1.9)	0.3	0.5

Net income	$55.8	$32.4	$22.7

2005 COMPARED TO 2004

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2005	2004	Percent Change
Net sales	$1,034,024	$822,018	25.8%
Income from operations	101,257	55,405	82.8%
Net income	55,776	32,445	71.9%

Net sales increased by $212 million from $822 million in 2004 to $1,034 million in 2005, primarily as a result of volume increases in freight car deliveries, strong demand for locomotive components, the acquisition of the friction product assets of Rutgers Rail S.p.A. (“CoFren”) and the ramp-up of a locomotive module contract in 2005. Aftermarket parts sales also increased because of strong carloadings and intermodal units originated. The Company did not realize any significant net sales improvement because of price increases or foreign exchange. Net income for 2005 was $55.8 million or $1.17 per diluted share. Net income for 2004 was $32.4 million or $0.71 per diluted share. This increase in net income was primarily due to increased sales.

The following table shows the Company’s net sales by business segment:

	For the year ended December 31,
In thousands	2005	2004
Freight Group	$798,388	$587,685
Transit Group	235,636	234,333

Net sales	$1,034,024	$822,018

Net sales. Net sales for 2005 increased $212 million, or 25.8%, as compared to 2004. The Freight Group’s increased sales reflected higher sales of certain components to international markets; higher demand for pneumatic air brake components related to increased deliveries of freight cars; sales of about $25 million from the CoFren acquisition in the first quarter of 2005; and sales from a locomotive module contract. Industry deliveries of new freight cars for 2005 increased to 68,657 units as compared to 46,292 in 2004. Transit Group sales were slightly higher mostly due to increased OEM demand.

Gross profit. Gross profit increased to $259.6 million in 2005 compared to $205.2 million in 2004. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In 2005, gross profit, as a percentage of sales, was 25% compared to 25% in 2004. The increase in gross profit percentage is primarily due to increased sales and the Company’s cost-improvement programs. The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency.

The Company recorded a loss provision of $1.6 million in the first quarter of 2005 related to a contract to assemble locomotive modules in our Boise, Idaho facility. This provision was based upon customer purchase orders for units expected to be unprofitable and other specific contract costs. During the third quarter of 2005, as a result of the termination of the contract and improvements in cost, the entire reserve was reversed to earnings. However, as a result of the termination of agreement, the Company charged to expense $1.2 million of pre-production costs originally capitalized in 2004, which was being amortized along with delivery of the modules contract, and $161,000 of other costs. This contract termination potentially reduces the number of locomotive modules the Company may supply to the customer but has allowed for price increases on current and future orders. Other issues reducing gross profit percentage include severance and relocation costs of $1.9 million related to the consolidation of several production facilities and the writedown of fixed assets of $1 million from the closure of certain foundry operations.

The provision for warranty expense was $7.1 million lower than the prior-year, which positively impacted gross profit. The provision for warranty expense is lower due to improved warranty performance at three business units and lower charges for certain specific products. Overall, our warranty reserve decreased in 2005 by $1.3 million as warranty claims paid were more than warranty expense.

The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2005	2004	Percent Change
Selling, general and administrative expenses	$121,696	$112,621	8.1%
Engineering expenses	32,762	33,795	(3.1)%
Amortization expense	3,931	3,343	17.6%

Total operating expenses	$158,389	$149,759	5.8%

Operating expenses. Operating expenses increased $8.6 million in 2005 as compared to 2004. Operating expenses are higher in 2005 due to the addition of CoFren, a $1 million reserve for a note receivable that is considered uncollectible and overall higher costs from inflation and sales activity. 2004 included a $3.2 million unfavorable litigation ruling to GETS-GS which the Company disagrees with and intends to contest. As a percentage of sales, total operating expense declined to 15.3% in 2005 from 18.2 % in 2004.

Income from operations. Income from operations totaled $101.3 million (or 9.8% of sales) in 2005 compared with $55.4 million (or 6.7% of sales) in 2004. Higher operating income resulted primarily from higher sales in 2005.

Interest expense, net. Interest expense decreased 24.7% in 2005 as compared 2004 primarily due to the Company’s lower debt level during 2005 and higher interest income.

Other expense, net. The Company recorded a foreign exchange loss of $3.3 million and $1.2 million, respectively, in 2005 and 2004, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes. The effective income tax rate was 35.6% for 2005. In 2004, Wabtec recorded a $4.9 million tax benefit after resolving certain tax issues from prior years. Without this benefit, the overall effective income tax rate was 36.5% for 2004. The 2005 rate was lower due to increased income in lower tax jurisdictions.

Net income. Net income for 2005 increased $23.3 million, compared with 2004. The increase was due to higher sales.

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

Gross profit. Gross profit increased to $205.2 million in 2004 compared to $189.5 million in 2003. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 25% compared to 26.4% in 2003. The decrease in gross profit percentage is primarily due to increased manufacturing costs because of higher raw material prices, higher medical costs for retiree health plans and the negative impact of foreign exchange rates on the Company’s Canadian operations. Other issues reducing gross profit percentage include inefficiencies relating to the closing and relocation of an electronics plant from Canada to the U.S., the establishment of a $970,000 reserve to reflect future environmental monitoring at our Boise facility, fixed asset impairment charges of $1.3 million, and the start up of low-margin rail door contracts in the Transit Group. Also, the provision for warranty expense increased $4.4 million in 2004 compared to 2003. The provision for warranty expense was higher due to a combination of higher sales requiring additional reserves and charges for certain specific products. Although the warranty provision increased in 2004, warranty claims decreased resulting in an overall increase of $4.1 million in our warranty reserves. The Company is taking action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency.

The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2004	2003	Percent Change
Selling, general and administrative expenses	$112,621	$102,398	10.0%
Engineering expenses	33,795	32,929	2.6%
Amortization expense	3,343	4,309	(22.4)%

Total operating expenses	$149,759	$139,636	7.2%

Operating expenses. Operating expenses increased $10.1 million in 2004 as compared to 2003 including a $3.2 million unfavorable litigation ruling to GETS-GS which the Company disagrees with and intends to contest. Other costs comprising the increase include restructuring costs at the Company’s electronics unit, higher medical and insurance claims experience, foreign exchange costs and overall higher costs from inflation and sales activity. These increases were partially offset by reduced amortization expense. Amortization expense decreased due to certain intangible assets having been fully amortized.

Income from operations. Income from operations totaled $55.4 million (or 6.7% of sales) in 2004 compared with $49.8 million (or 6.9% of sales) in 2003. Higher operating income resulted from increased sales in 2004 partially offset by higher operating expenses.

Interest expense, net. Interest expense increased 3.7% in 2004 as compared to 2003 primarily due to the Company’s sale of senior notes in August 2003. These notes, while resulting in higher interest expense for 2004, enabled the Company to convert short-term, variable-rate debt into fixed-rate debt at an attractive long-term interest rate.

Other expense, net. The Company incurred foreign exchange losses of $1.2 million and $2.8 million, respectively, in 2004 and 2003, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes. Income tax expense in 2004 includes a tax benefit of $4.9 million primarily related to the reversal of certain items that had previously been provided for that were closed from further regulatory examination. The effective income tax rate, not including the aforementioned tax benefit, remains unchanged and was 36.5% for 2004 and 2003.

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

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2005	2004	2003
Cash provided by (used for):
Operating activities	$84,072	$52,867	$55,904
Investing activities	(57,607)	(17,808)	(12,549)
Financing activities:
Debt paydown	(129)	(40,115)	(4,949)
Other	28,153	21,576	14,125
Earnings before interest, taxes, depreciation and amortization (EBITDA)	122,135	80,846	71,895

Management uses EBITDA as a measure of liquidity. The following is a reconciliation of EBITDA to net cash provided by operating activities:

	For the year ended December 31,
In thousands	2005	2004	2003
Net cash provided by operating activities	$84,072	$52,867	$55,904
Change in operating assets and liabilities	12,822	20,542	563
Change from discontinued operations	(1,426)	349	344
Interest expense	8,686	11,528	11,118
Income tax expense	17,981	(4,440)	3,966

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$122,135	$80,846	$71,895

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

Operating activities. Operating cash flow in 2005 was $84.1 million as compared to $52.9 million in 2004. Net income was approximately $23.3 million higher in 2005 than 2004. Working capital increased and used operating cash of $18.7 million, as receivables increased $67 million and inventory increased $13.9 million, offset by an increase in accounts payable and accruals of $58.8 million and a decrease in other current assets of $3.4 million. Deferred and accrued income taxes increased operating cash flows by $14 million and $1.5 million, respectively in 2005, while they remained relatively unchanged in 2004. The remaining source of operating cash is due to depreciation and amortization and a net decrease in other assets less other liabilities in 2005.

Operating cash flow in 2004 was $52.9 million as compared to $55.9 million in 2003. Net income was approximately $9.7 million higher in 2004 than 2003. Working capital decreased resulting in an increase of operating cash flow of $6.2 million, as accounts payable and accruals increased $26.1 million, offset by an increase in receivables, inventory and other current assets of $10.8 million, $5.2 million and $3.9 million, respectively. Deferred and accrued income taxes remained relatively unchanged compared to an $8.8 million decrease in 2003. The remaining use of operating cash is due to a net increase in the other assets less other liabilities in 2004. Working capital remained relatively unchanged in 2003, as receivables and inventory increased $13.2 million, and accounts payable increased $14.1 million.

Investing activities. In 2005 and 2004, cash used in investing activities was $57.6 million and $17.8 million, respectively. In 2005, we acquired the assets of Rutgers Rail S.p.A. for $35.9 million, net of cash received. The remaining use of cash consisted almost entirely of capital expenditures, net of disposals. In 2003 cash used in investing activities was $12.5 million.

Capital expenditures for continuing operations were $22.7 million, $19.3 million and $17.5 million in 2005, 2004 and 2003, respectively. The majority of capital expenditures for these periods relates to upgrades to and replacement of existing equipment.

Financing activities. In 2005, cash provided by financing activities was $28 million compared to cash used for financing activities of $18.5 million in 2004.

The Company realized proceeds of $30.1 million from the exercise of stock options during 2005. During 2004, long term debt was reduced by $40.1 million. The Company also realized proceeds of $23 million from the exercise of stock options during 2004. In 2003, the Company issued $150 million of Senior Notes due in August 2013 (“the Notes”). The Notes were issued at par and interest accrues at 6.875% and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s then existing bank credit agreement, and for general corporate purposes.

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

The following table shows outstanding indebtedness at December 31, 2005 and 2004. The revolving credit agreement and other term loan interest rates are variable and dependent on market conditions.

	December 31,
In thousands	2005	2004
Revolving credit agreement	$—	$—
6.875% senior notes, due 2013	150,000	150,000
Other	—	107

Total	150,000	150,107
Less—current portion	—	—

Long-term portion	$150,000	$150,107

Cash balance at December 31, 2005 and 2004 was $141.4 million and $95.3 million, respectively.

On February 1, 2005, the Company completed the acquisition of assets of Rutgers Rail S.p.A., a business with operations in Italy, Germany, France and Spain. The acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results were included in the consolidated statement of operations from the acquisition date forward. The new company formed to hold the newly purchased assets is named CoFren S.r.l. (“CoFren”). CoFren is one of the leading manufacturers of brake shoes, disc pads and interior trim components for rail applications in Europe. The purchase price was $35.9 million, net of cash received, resulting in additional goodwill of $5.7 million.

Refinancing Credit Agreement. In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. At December 31, 2005, the Company had available bank borrowing capacity, net of $26.4 million of letters of credit, of approximately $148.6 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the year ended December 31, 2005.

Under the Refinancing Credit Agreement, we may elect a base interest rate or an interest rate based on the London Interbank Offered Rates of Interest (“LIBOR”). The base interest rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 62.5 to 175 basis points depending on the Company’s consolidated total indebtedness to cash flow ratios. The current margin is 62.5 basis points.

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

The Refinancing Credit Agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and “change of control” of the Company. The Refinancing Credit Agreement includes the following covenants: a minimum interest coverage ratio of 3, maximum debt to cash flow ratio of 3.25 and a minimum net worth of $180 million plus 50% of consolidated net income since September 30, 2003. The Company is in compliance with these measurements and covenants and expects that these measurements will not be any type of limiting factor in executing our operating activities. See Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2005:

In thousands	Total	2006	2007 to 2008	2009 to 2010	Thereafter
Operating activities:
Unconditional purchase obligations (1)	$—	$—	$—	$—	$—
Long-term purchase obligations (1)	5,798	3,443	2,355	—	—
Operating leases (2)	35,959	7,520	11,671	7,214	9,554
Pension benefit payments (3)	—	6,789	14,332	15,189	—
Postretirement benefit payments (4)	—	3,348	6,649	6,590	—
Financing activities:
Interest payments (5)	82,499	10,312	20,625	20,625	30,937
Long-term debt (6)	150,000	—	—	—	150,000
Dividends to shareholders (7)	—	—	—	—	—
Investing activities:
Capital projects (8)	22,000	22,000	—	—	—
Other:
Standby letters of credit (9)	26,441	22,085	3,733	623	—
Guarantees (10)	721	—	—	—	—

Total		$75,497	$59,365	$50,241

(1)	Unconditional purchase obligations for the purposes of this disclosure have been defined as a contractual obligation to purchase utilities, electricity, natural gas that is in excess of $100,000 annually, and $200,000 in total. Long-term purchase obligations for the purposes of this disclosure have been defined as a contractual obligation to purchase raw materials or supplies that are non-cancelable, and are in excess of $100,000 annually, and $200,000 in total.

(2)	Future minimum payments for operating leases are disclosed by year in Note 15 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(3)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute about $8.9 million to pension plan investments in 2006. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(4)

Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Postretirement payments are based on actuarial estimates using current assumptions for discount rates and health care costs. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(5)	Interest payments are payable January and July of each year at 6 7/8% of $150 million Senior Notes due in 2013.

(6)	Scheduled principal repayments of outstanding loan balances are disclosed by year in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(7)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of $1.9 million.

(8)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2006 budget amount was approved at the February 2006 Board of Directors meeting up to $22 million.

(9)	The Company has $26.4 million in outstanding letters of credit for performance and bid bond purposes, which expire in various dates through 2009.

(10)	Guarantee for debt of former operating unit sold in 2001.

Obligations for operating activities. The Company has entered into $5.8 million of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $7.5 million and $6.1 million in 2005 and 2004, respectively. Benefits paid for post retirement plans were $2.7 million and $3.6 million in 2005 and 2004, respectively.

Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments, interest payments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of $1.9 million annually.

In 2001, the Company sold a subsidiary to that unit’s management team. As part of the sale, the Company guaranteed approximately $3 million of bank debt of the buyer, which was used for the purchase financing. This debt was refinanced in June 2005, and Wabtec’s guarantee was reduced to $721,000. Management has no reason to believe that this debt will not be repaid or refinanced.

The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2005, initial value of performance bonds issued on the Company’s behalf is about $74.7 million.

Obligations for investing activities. The Company typically spends approximately $15 million to $25 million a year for capital expenditures, primarily related to facility expansion efficiency and modernization, health and safety, and environmental control. The Company expects annual capital expenditures in the future will be within this range.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;

•	demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment; or

•	fluctuations in interest rates and foreign currency exchange rates;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of acquisitions; or

•	the development and use of new technology;

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations; or

•	the outcome of our existing or any future legal proceedings, including litigation involving our principal customers and any litigation with respect to environmental, asbestos-related matters and pension liabilities; and

Transaction or commercial factors

•	the outcome of negotiations with partners, governments, suppliers, customers or others.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounts Receivable and Allowance for Doubtful Accounts:
The Company provides an allowance for doubtful accounts to cover anticipated losses on uncollectible accounts receivable.	The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.	If our estimates regarding the collectibility of troubled accounts, and/or our actual losses within our receivable portfolio exceed our historical experience, we may be exposed to the expense of increasing our allowance for doubtful accounts.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Inventories:
Inventories are stated at the lower of cost or market. Inventory is reviewed to ensure that an adequate provision is recognized for excess, slow moving and obsolete inventories.

Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead.

The Company compares inventory components to prior year sales history and current backlog and anticipated future requirements. To the extent that inventory parts exceed estimated usage and demand, a reserve is recognized to reduce the carrying value of inventory. Also, specific reserves are established for known inventory obsolescence.

If the market value of our products were to decrease due to changing market conditions, the Company could be at risk of incurring the cost of additional reserves to adjust inventory value to a market value lower than stated cost.

If our estimates regarding sales and backlog requirements are inaccurate, we may be exposed to the expense of increasing our reserves for slow moving and obsolete inventory.

Goodwill and Indefinite-Lived Intangibles:
Goodwill and indefinite-lived intangibles are required to be tested for impairment at least annually. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill).	We use a combination of a guideline public company market approach and a discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes.

Management considers historical experience and all available information at the time the fair values of its business are estimated. However, actual amounts realized may differ from those used to evaluate the impairment of goodwill.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Warranty Reserves:
The Company provides warranty reserves to cover expected costs from repairing or replacing products with durability, quality or workmanship issues occurring during established warranty periods.	In general, reserves are provided for as a percentage of sales, based on historical experience. In addition, specific reserves are established for known warranty issues and their estimable losses.	If actual results are not consistent with the assumptions and judgments used to calculate our warranty liability, the Company may be at risk of realizing material gains or losses.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounting for Pensions and Postretirement Benefits:
These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality).

Significant judgments and estimates are used in determining the liabilities and expenses for pensions and other postretirement benefits.

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

If assumptions used in determining the pension and other postretirement benefits change significantly, these costs can fluctuate materially from period to period.
Income Taxes:
As a global company, Wabtec records an estimated liability or benefit for income and other taxes based on what it determines will likely be paid in various tax jurisdictions in which it operates.	The estimate of our tax obligations are uncertain because management must use judgment to estimate the exposures associated with our various filing positions.

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

Revenue Recognition:
Revenue is recognized in accordance with Staff Accounting Bulletins (SABs) 101, “Revenue Recognition in Financial Statements” and 104 “Revision of Topic 13.”	Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.	Should market conditions and customer demands dictate changes to our standard shipping terms, the Company may be impacted by longer than typical revenue recognition cycles.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined.	For long-term contracts, revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined.	Provisions are made currently for estimated losses on uncompleted contracts.
Certain pre-production costs relating to long term production and supply contracts have been deferred and will be recognized over the life of the contracts.	Pre-production costs are recognized over the expected life of the contract usually based on the Company’s progress toward the estimated number of units expected to be delivered under the production or supply contract.	A charge to expense for unrecognized portions of pre-production costs could be realized if the Company’s estimate of the number of units to be delivered changes or the underlying contract is cancelled.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, we are exposed to risks that increases in interest rates may adversely affect funding costs associated with variable-rate debt. There was no outstanding variable rate debt at December 31, 2005 and 2004. Management had entered into pay-fixed, receive-variable interest rate swap contracts that mitigated the impact of variable-rate debt interest rate increases. These interest rate swap contracts were terminated in 2004. In 2003, we had concluded that our swap contracts qualified for “special cash flow hedge accounting” which permitted recording the fair value of the swap and corresponding adjustment to other comprehensive income on the balance sheet.

Foreign Currency Exchange Risk

We occasionally enter into several types of financial instruments for the purpose of managing our exposure to foreign currency exchange rate fluctuations in countries in which we have significant operations. As of December 31, 2005, we had several such instruments outstanding to hedge currency rate fluctuation in 2006.

We entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of December 31, 2005, we had forward contracts with a notional value of $24 million CAD (or $19.3 million U.S.), with an average exchange rate of $0.80 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $877,000, net of tax.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2005, approximately 64% of Wabtec’s net sales are in the United States, 11% in Canada, 1% in Mexico, and 24% in other international locations, primarily Europe. (See Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report).

Our market risk exposure is not substantially different from our exposure at December 31, 2004.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment.” This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. FASB No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt No. 123(R) in the first quarter of 2006 as a result of an extension granted by the Securities and Exchange Commission on April 14, 2005. The adoption of No. 123(R) is expected to reduce quarterly earnings by approximately $0.01 per share in 2006.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the impact of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company evaluated the impact of the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to financial statements of prior periods for changes in accounting principle that are not adopted prospectively. This statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s financial position or results of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent public accountants.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2005. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting appears on page 38 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Ernst & Young’s attestation report on Management’s Report on Internal Control Over Financial Reporting appears on page 40 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2006. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005. Information relating to the executive officers of the Company is set forth in Part I.

Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

			Page
(a)	(1)	Financial Statements and Reports on Internal Control

		Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	42

		Report of Independent Registered Public Accounting Firm	43

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	44

		Consolidated Balance Sheets as of December 31, 2005 and 2004	46

		Consolidated Statements of Operations for the three years ended December 31, 2005, 2004 and 2003	47

		Consolidated Statements of Cash Flows for the three years ended December 31, 2005, 2004 and 2003	48

		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2005, 2004 and 2003	49

		Notes to Consolidated Financial Statements	50

	(2)	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts	80

(b)		Exhibits	Filing Method

	2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	5

	3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

	3.3	Amended and Restated By-Laws of the Company, effective January 5, 2006	12

	4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	9

	4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	9

	4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	9

	4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	9

	10.1	MotivePower Stock Option Agreement (originally included as Annex B to the Joint Proxy Statement/Prospectus)	5

	10.2	Westinghouse Air Brake Stock Option Agreement (originally included as Annex C to the Joint Proxy Statement/Prospectus)	5

	10.3	Voting Agreement dated as of September 26, 1999 among William E. Kassling, Robert J. Brooks, Harvard Private Capital Holdings, Inc. Vestar Equity Partners, L.P. and MotivePower Industries, Inc. (originally included as Annex D to the Joint Proxy Statement/Prospectus)	5

		Page

10.12	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

10.13	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc., dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.14	Letter Agreement (undated) between the Company and American Standard Inc. on environmental costs and sharing	2

10.15	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.16	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.17	License Agreement dated as of December 31, 1993 between SAB WABCO Holdings B.V. and the Company	2

10.18	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.19	Westinghouse Air Brake Company 1995 Stock Incentive Plan, as amended	4

10.20	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	6

10.22	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.23	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.28	Common Stock Registration Rights Agreement dated as of March 5, 1997 among the Company, Harvard, AIP and the Voting Trust	3

10.29	1998 Employee Stock Purchase Plan	4

10.32	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan	7

10.39	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	8

10.40	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association dated January 12, 2004	10

10.41	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004.	11

10.42	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004	11

		Page

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

99.1	Annual Report on Form 11-K for the year ended December 31, 2005 of the Westinghouse Air Brake Technologies Corporation Savings Plan	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).

3	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.

4	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.

5	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).

6	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.

7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.

9	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003.

11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

12	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 5, 2006.

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

Management has excluded CoFren S.r.l. (“CoFren”) from its assessment of internal controls over financial reporting as of December 31, 2005 because CoFren was acquired by the Company in a purchase business combination effective February 1, 2005. CoFren is a wholly owned subsidiary whose total assets and net sales represent 9.6% and 2.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control-Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included in Exhibits 31 and 32 in the Company’s 10-K. In addition, in 2005, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

By	/s/ ALBERT J. NEUPAVER
Albert J. Neupaver, President, Chief Executive Officer and Director

By	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon, Senior Vice President,
Chief Financial Officer and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Westinghouse Air Brake Technologies Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CoFren S.r.l., which is included in the 2005 consolidated financial statements of Westinghouse Air Brake Technologies Corporation and constituted 9.6% of total assets as of December 31, 2005 and 2.5% of net sales for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because CoFren S.r.l. was acquired by the Company in a purchase business combination effective February 1, 2005. Our audit of internal control over financial reporting of Westinghouse Air Brake Technologies Corporation also did not include an evaluation of the internal control over financial reporting of CoFren S.r.l.

In our opinion, management’s assessment that Westinghouse Air Brake Technologies Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

March 6, 2006

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and par value	2005	2004
Assets
Current Assets
Cash and cash equivalents	$141,365	$95,257
Accounts receivable	206,891	139,843
Inventories	110,873	96,992
Deferred income taxes	15,838	16,122
Other	7,959	11,359

Total current assets	482,926	359,573
Property, plant and equipment	358,759	340,948
Accumulated depreciation	(197,158)	(189,987)

Property, plant and equipment, net	161,601	150,961
Other Assets
Goodwill	118,181	113,466
Other intangibles, net	39,129	39,880
Deferred income taxes	18,428	35,476
Other noncurrent assets	16,092	14,040

Total other assets	191,830	202,862

Total Assets	$836,357	$713,396

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$93,551	$92,189
Accrued income taxes	4,427	3,299
Customer deposits	71,098	27,693
Accrued compensation	25,274	18,944
Accrued warranty	16,158	17,413
Other accrued liabilities	30,971	21,334

Total current liabilities	241,479	180,872
Long-term debt	150,000	150,107
Reserve for postretirement and pension benefits	44,428	43,112
Deferred income taxes	7,381	14,523
Commitments and contingencies	4,109	6,171
Notes payable	—	487
Other long-term liabilities	9,753	5,698

Total liabilities	457,150	400,970
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,002,819 and 46,192,223 outstanding at December 31, 2005 and 2004, respectively	662	662
Additional paid-in capital	294,209	286,694
Treasury stock, at cost, 18,171,948 and 19,982,544 shares, at December 31, 2005 and 2004, respectively	(225,483)	(248,021)
Retained earnings	336,744	282,868
Accumulated other comprehensive loss	(26,925)	(9,777)

Total shareholders’ equity	379,207	312,426

Total Liabilities and Shareholders’ Equity	$836,357	$713,396

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
In thousands, except per share data	2005	2004	2003
Net sales	$1,034,024	$822,018	$717,924
Cost of sales	(774,378)	(616,854)	(528,474)

Gross profit	259,646	205,164	189,450
Selling, general and administrative expenses	(121,696)	(112,621)	(102,398)
Engineering expenses	(32,762)	(33,795)	(32,929)
Amortization expense	(3,931)	(3,343)	(4,309)

Total operating expenses	(158,389)	(149,759)	(139,636)
Income from operations	101,257	55,405	49,814
Other income and expenses
Interest expense, net	(8,686)	(11,528)	(11,118)
Other expense, net	(3,055)	(1,020)	(3,654)

Income from continuing operations before income taxes	89,516	42,857	35,042
Income tax expense	(31,831)	(10,761)	(12,790)

Income from continuing operations	57,685	32,096	22,252
Discontinued operations (net of tax)	(1,909)	349	451

Net income	$55,776	$32,445	$22,703

Earnings Per Common Share
Basic
Income from continuing operations	$1.23	$0.71	$0.51
(Loss) income from discontinued operations	(0.04)	0.01	0.01

Net income	$1.19	$0.72	$0.52

Diluted
Income from continuing operations	$1.21	$0.70	$0.51
(Loss) income from discontinued operations	(0.04)	0.01	0.01

Net income	$1.17	$0.71	$0.52

Weighted average shares outstanding
Basic	46,845	44,993	43,538
Diluted	47,595	45,787	43,974

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2005	2004	2003
Operating Activities
Net income	$55,776	$32,445	$22,703
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	25,670	26,112	25,284
Results of discontinued operations, net of tax	1,909	(349)	(451)
Deferred income taxes	13,850	15,201	8,824
Discontinued operations	(311)	—	107
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(53,580)	(14,844)	(12,410)
Inventories	(8,516)	(6,885)	(796)
Accounts payable	(6,012)	14,832	14,138
Accrued income taxes	1,564	(14,657)	286
Accrued liabilities and customer deposits	51,156	14,580	2,836
Commitments and contingencies	(2,062)	635	(2,032)
Other assets and liabilities	4,628	(14,203)	(2,585)

Net cash provided by operating activities	84,072	52,867	55,904
Investing Activities
Purchase of property, plant and equipment	(22,662)	(19,262)	(17,470)
Proceeds from disposal of property, plant and equipment	975	1,454	5,048
Acquisitions of businesses, net of cash acquired	(35,916)	—	—
Discontinued operations	(4)	—	(127)

Net cash used for investing activities	(57,607)	(17,808)	(12,549)
Financing Activities
Repayments of credit agreements	—	(40,000)	(149,700)
Borrowings of senior notes	—	—	150,000
Repayments of other borrowings	(129)	(115)	(5,249)
Stock issuance	—	—	9,977
Proceeds from treasury stock from stock based benefit plans	30,053	23,387	5,899
Cash dividends	(1,900)	(1,811)	(1,751)

Net cash provided by (used for) financing activities	28,024	(18,539)	9,176
Effect of changes in currency exchange rates	(8,381)	8,409	(1,413)

Increase in cash	46,108	24,929	51,118
Cash, beginning of year	95,257	70,328	19,210

Cash, end of year	$141,365	$95,257	$70,328

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss
Balance, December 31, 2002		$654	$272,782	$(273,634)	$231,282	$270	$(32,092)
Cash dividends ($0.04 dividend per share)					(1,751)
Stock issuance		8	9,969
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			121	5,778
Compensatory stock granted through a Rabbi Trust				270		(270)
Net income	$22,703				22,703
Translation adjustment	13,962						13,962
Unrealized gains on foreign exchange contracts, net of $135 tax	235						235
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of $496 tax	799						799
Additional minimum pension liability, net of $(728) tax	(2,793)						(2,793)

Total comprehensive income	$34,906

Balance, December 31, 2003		$662	$282,872	$(267,586)	$252,234	$—	$(19,889)
Cash dividends ($0.04 dividend per share)					(1,811)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			3,822	19,565
Net income	$32,455				32,445
Translation adjustment	10,346						10,346
Unrealized gains on foreign exchange contracts, net of $1,925 tax	3,350						3,350
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of $119 tax	207						207
Additional minimum pension liability, net of $(2,178) tax	(3,791)						(3,791)

Total comprehensive income	$42,557

Balance, December 31, 2004		$662	$286,694	$(248,021)	$282,868	$—	$(9,777)
Cash dividends ($0.04 dividend per share)					(1,900)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			7,515	22,538
Net income	$55,776				55,776
Translation adjustment	(8,297)						(8,297)
Unrealized losses on foreign exchange contracts, net of $(1,556) tax	(2,708)						(2,708)
Additional minimum pension liability, net of $(3,531) tax	(6,143)						(6,143)

Total comprehensive income	$38,628

Balance, December 31, 2005		$662	$294,209	$(225,483)	$336,744	$—	$(26,925)

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

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

Wabtec is a global company with operations in 11 countries. In 2005, about 76 percent of the Company’s revenues came from its North American operations, and Wabtec also sold products or services in 89 countries around the world.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Such statements have been prepared in accordance with generally accepted accounting principles. Sales between subsidiaries are billed at prices consistent with sales to third parties and are eliminated in consolidation.

Cash Equivalents. Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Allowance for Doubtful Accounts. The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $4.1 million and $2 million as of December 31, 2005 and 2004, respectively.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead.

Property, Plant and Equipment. Property, plant and equipment additions are stated at cost. Expenditures for renewals and improvements are capitalized. Expenditures for ordinary maintenance and repairs are expensed as incurred. The Company provides for book depreciation principally on the straight-line method. Accelerated depreciation methods are utilized for income tax purposes.

Leasing Arrangements. The Company conducts a portion of its operations from leased facilities and finances certain equipment purchases through lease agreements. In those cases in which the lease term approximates the useful life of the leased asset or the lease meets certain other prerequisites, the leasing arrangement is classified as a capital lease. The remaining arrangements are treated as operating leases.

Intangible Assets. Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Goodwill and indefinite lived intangible assets are reviewed annually for impairment and more frequently when indicators of impairment are present. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present.

The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill). The Company uses a combination of a guideline public company market approach and a discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of significant assumptions and estimates are involved in the application of the DCF model to forecasted operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. Management considers historical experience and all available information at the time the fair values of its business are estimated. However, actual fair value that could be realized could differ from those used to evaluate the impairment of goodwill.

Warranty Costs. Warranty costs are accrued based on management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $7.8 million, $14.9 million and $10.5 million for 2005, 2004 and 2003, respectively. Warranty reserves were $16.2 million and $17.4 million at December 31, 2005 and 2004, respectively.

Deferred Compensation Agreements. In May 1998, a consensus on Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), was issued. The adoption of EITF 97-14 required the Company to record as treasury stock the historical value of the Company’s stock maintained in its deferred compensation plans.

Income Taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The provision for income taxes includes federal, state and foreign income taxes.

Stock-Based Compensation. The Company uses the intrinsic value based method of accounting for stock-based compensation and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the stock at the time of grant.

Had compensation expense for these plans been determined based on the fair value at the grant dates for awards, the Company’s net income and earnings per share would be as set forth in the following table. For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the options’ vesting period.

	For the year ended December 31,
In thousands, except per share	2005	2004	2003
Net income
As reported	$55,776	$32,445	$22,703
Stock based compensation under FAS123, net of tax	1,135	1,722	2,291

Pro forma	54,641	30,723	20,412
Basic earnings per share
As reported	$1.19	$0.72	$0.52
Pro forma	1.17	0.68	0.47
Diluted earnings per share
As reported	$1.17	$0.71	$0.52
Pro forma	1.15	0.67	0.46

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of presenting pro forma results, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2005	2004	2003
Dividend yield	.3%	.3%	.3%
Risk-free interest rate	4.3%	4.9%	5.2%
Stock price volatility	43.5	46.1	46.1
Expected life (years)	5.0	5.0	5.0

Financial Derivatives and Hedging Activities. The Company periodically enters into interest rate swap agreements to reduce the impact of interest rate changes on its variable rate borrowings. Interest rate swaps are agreements with a counterparty to exchange periodic interest payments (such as pay fixed, receive variable) calculated on a notional principal amount. The interest rate differential to be paid or received is recognized as interest expense. The Company has concluded its interest rate swap contracts qualify for “special cash flow hedge accounting” which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet. The interest rate swaps were terminated in 2004.

The Company also entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of December 31, 2005, the Company had forward contracts with a notional value of $24 million CAD (or $19.3 million U.S.), with an average exchange rate of $0.80 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $877,000, net of tax.

Foreign Currency Translation. Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange intercompany transaction losses recognized in income were $3.3 million, $1.2 million and $2.8 million for 2005, 2004 and 2003, respectively.

Other Comprehensive Income (Loss). Comprehensive income (loss) is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts and pension related adjustments.

Revenue Recognition. Revenue is recognized in accordance with Staff Accounting Bulletins (SABs) 101, “Revenue Recognition in Financial Statements” and 104 “Revision of Topic 13.” Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $4.9 million, $5.3 million and $3.4 million at December 31, 2005, 2004 and 2003, respectively.

Significant Customers and Concentrations of Credit Risk. The Company’s trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2005, 2004 and 2003.

Shipping and Handling Fees and Costs. All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.

Research and Development. Research and development costs are charged to expense as incurred. For the years ended December 31, 2005, 2004 and 2003, the Company incurred costs of approximately $32.8 million, $33.8 million and $32.9 million, respectively.

Employees. As of December 31, 2005, approximately 41% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective through 2006, 2007 and 2009.

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

Reclassifications. Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Recent Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect of this standard on the Company’s financial statements and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment.” This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. FASB No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt No. 123(R) in the first quarter of 2006 as a result of an extension granted by the Securities and Exchange Commission on April 14, 2005. The adoption of No. 123(R) is expected to reduce quarterly earnings by approximately $0.01 per share in 2006.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the impact of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company evaluated the impact of the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to financial statements of prior periods for changes in accounting principle that are not adopted prospectively. This statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s financial position or results of operations.

3.	ACQUISITIONS AND DISCONTINUED OPERATIONS

On February 1, 2005, the Company completed the acquisition of the assets of Rütgers Rail S.p.A, a business with operations in Italy, Germany, France and Spain. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results were included in the consolidated statement of operations from the acquisition date forward. The new company formed to hold the newly purchased assets of Rütgers Rail S.p.A. is named CoFren S.r.l. (“CoFren”). CoFren is one of the leading manufacturers of brake shoes, disc pads and interior trim components for rail applications in Europe. The purchase price was $35.9 million, net of cash received, resulting in additional goodwill of $5.7 million.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

In thousands	February 1, 2005
Current assets	$15,400
Property, plant & equipment	16,400
Intangible assets	5,400
Goodwill	5,700
Assets held for sale	3,800

Total Assets Acquired	46,700
Current liabilities	(10,100)

Total Liabilities Assumed	(10,100)

Net Assets Acquired	$36,600

Of the $5.4 million of acquired intangible assets, exclusive of goodwill, $3.5 million was assigned to customer relationships, $1.2 million was assigned to patents, $412,000 was assigned to trademarks and $324,000 was assigned to backlog.

The following Unaudited pro forma financial information presents income statement results as if the acquisition had occurred January 1, 2003:

	For the year ended December 31,
In thousands, except per share	2005	2004	2003
Net sales	$1,036,563	$846,452	$735,487
Gross profit	260,913	217,940	196,807
Net income	55,886	35,773	25,218
Diluted earnings per share
As reported	$1.17	$0.71	$0.52
Pro forma	1.17	0.78	0.57

With the acquisition of Rutgers Rail, S.p.A., the Company decided to offer for sale a certain product division. As part of the purchase accounting, the net amount of this division has been revalued to its estimated net realizable value and has been classified as assets held for sale, which is included in Other noncurrent assets on the balance sheet.

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

In the fourth quarter of 2001, the Company decided to exit other businesses and put these businesses up for sale. As of December 31, 2003, one of the businesses had not sold. The Company actively solicited but did not receive any reasonable offers to purchase the asset and, in response, had reduced the price. The asset is no longer being actively marketed and as a result, the Company reclassed the business to continuing operations in the fourth quarter of 2003. Such reclassification had no material impact on the financial statements. In the fourth quarter of 2005, the Company decided to liquidate our bus door joint venture in China.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

	For the year ended December 31,
In thousands	2005	2004	2003
Net sales	$10,735	$—	$6,593
(Loss)/income before income taxes	(2,616)	550	710
Income tax (benefit)/expense	(707)	201	259
(Loss)/income from discontinued operations	$(1,909)	$349	$451

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the year ended December 31,
In thousands	2005	2004	2003
Interest paid during the year	$10,692	$13,203	$6,478
Income taxes paid during the year	9,506	7,376	8,185

Business acquisitions:
Fair value of assets acquired	$46,700	$—	$—
Liabilities assumed	10,100	—	—

Cash paid	36,600	—	—
Less cash acquired	700	—	—

Net cash paid	$35,900	$—	$—

Noncash investing and financing activities:
Notes payable	$—	$—	$3,198
Deferred compensation	—	—	270
Treasury stock	—	—	(270)

5.	RESTRUCTURING AND IMPAIRMENT CHARGES

In 2005, the Company recorded restructuring and impairment charges relating to consolidating facilities, relocating a product line from Canada to the U.S., completing a data center migration and closing a foundry operation. $4.1 million of costs were expensed, consisting of severance costs of $1.2 million for 60 employees, relocation and other costs of $630,000 and asset writeoffs of $2.3 million. All but $1 million of these severance costs were paid for in 2005. Of these costs, $2.9 million was charged to cost of sales and $1.2 million was charged to selling, general and administrative expenses. During 2004, the Company wrote down $1.3 million of various assets.

6.	INVENTORY

The components of inventory, net of reserves, were:

	December 31,
In thousands	2005	2004
Raw materials	$38,724	$34,280
Work-in-process	54,953	45,628
Finished goods	17,196	17,084

Total inventory	$110,873	$96,992

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

	December 31,
In thousands	2005	2004
Machinery and equipment	$259,219	$248,808
Buildings and improvements	90,381	85,676
Land and improvements	6,995	6,153
Locomotive leased fleet	2,164	311

PP&E	358,759	340,948
Less: accumulated depreciation	(197,158)	(189,987)

Total	$161,601	$150,961

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 To 20
Buildings and improvements	20 To 40
Machinery and equipment	3 To 15
Locomotive leased fleet	4 To 15

Depreciation expense was $21.7 million, $22.8 million and $21 million for 2005, 2004 and 2003, respectively.

8.	INTANGIBLES

Goodwill and other intangible assets with indefinite lives are no longer amortized. Instead, they are subject to periodic assessments for impairment by applying a fair-value-based test. The fair value of these reporting units was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Goodwill still remaining on the balance sheet is $118.2 million and $113.5 million at December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the Company’s trademarks had a net carrying amount of $19.9 million and $19.6 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2005	2004
Patents and other, net of accumulated amortization of $24,923 and $22,459	$9,687	$11,269
Customer relationships, net of accumulated amortization of $145 and $0	3,018	—
Covenants not to compete, net of accumulated amortization of $8,304 and $8,263	20	61
Intangible pension asset	6,457	8,987

Total	$19,182	$20,317

The Company reassessed the useful lives and the classification of its identifiable assets and determined that they continue to be appropriate. The weighted average useful life of patents was 13 years, customer relationships was 20 years and of covenants not to compete was five years.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for intangible assets was $3.1 million, $2.4 million and $3.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. Amortization expense for the five succeeding years is as follows (in thousands):

2006	$2,516
2007	$2,254
2008	$2,183
2009	$1,800
2010	$908

The change in the carrying amount of goodwill by segment for the year ended December 31, 2005 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2004	$94,934	$18,532	$113,466
Addition of CoFren	5,670	—	5,670
Foreign currency impact	(549)	(406)	(955)

Balance at December 31, 2004	$100,055	$18,126	$118,181

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In thousands	2005	2004
Revolving credit agreement	$—	$—
6.875% Senior notes, due 2013	150,000	150,000
Other	—	107

Total	$150,000	$150,107
Less—current portion	—	—

Long-term portion	$150,000	$150,107

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. At December 31, 2005, the Company had available bank borrowing capacity, net of $26.4 million of letters of credit, of approximately $148.6 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the year ended December 31, 2005.

Under the Refinancing Credit Agreement, we may elect a base interest rate or an interest rate based on the London Interbank Offered Rates of Interest (“LIBOR”). The base interest rate is the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate is based on LIBOR plus a margin that ranges from 62.5 to 175 basis points depending on the Company’s consolidated total indebtedness to cash flow ratios. The current margin is 62.5 basis points.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Refinancing Credit Agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and “change of control” of the Company. The Refinancing Credit Agreement includes the following covenants: a minimum interest coverage ratio of 3, maximum debt to cash flow ratio of 3.25 and a minimum net worth of $180 million plus 50% of consolidated net income since September 30, 2003. The Company is in compliance with these measurements and covenants.

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

Scheduled principal repayments of outstanding loan balances required as of December 31, 2005 are as follows:

In thousands
2006	$—
2007	—
2008	—
2009	—
2010	—
Future years	150,000

Total	$150,000

10.	EMPLOYEE BENEFIT PLANS

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses a December 31 measurement date for the U.S. and Canadian plans. The U.K. plan uses an October 31 measurement date.

Obligations and Funded Status

	For the years ended December 31,
	Pension Plans		Postretirement Plans
In thousands	2005	2004	2005	2004
Defined Benefit Plans
Change in projected benefit obligation
Obligation at beginning of year	$(135,652)	$(113,117)	$(45,313)	$(29,090)
Service cost	(3,267)	(2,721)	(934)	(583)
Interest cost	(7,825)	(7,161)	(2,399)	(1,975)
Participant contributions	(576)	(528)	—	—
Special termination benefits	(690)	—	(72)	—
Plan amendment	—	(2,418)	760	18,416
Plan curtailments	—	—	2,823	—
Actuarial loss	(14,969)	(9,827)	(9,726)	(35,261)
Benefits paid	7,456	6,074	2,724	3,631
Expenses paid	175	71	—	—
Effect of currency rate changes	2,000	(6,025)	(236)	(451)

Obligation at end of year	$(153,348)	$(135,652)	$(52,373)	$(45,313)

Change in plan assets
Fair value of plan assets at beginning of year	$104,428	$86,581	—	—
Actual gain on plan assets	11,462	6,380	—	—
Employer contribution	13,065	12,677	—	—
Participant contributions	576	528	—	—
Benefits paid	(7,456)	(6,074)	—	—
Administrative expenses	(175)	(548)	—	—
Effect of currency rate changes	(1,610)	4,884	—	—

Fair value of plan assets at end of year	$120,290	$104,428	—	—

Funded status
Funded status at year end	$(33,058)	$(31,224)	$(52,373)	$(45,313)
Unrecognized net actuarial loss	50,983	40,823	48,110	40,847
Unrecognized prior service cost (credit)	5,443	6,485	(22,250)	(16,423)
Unrecognized transition obligation	2,908	3,458	4,157	—
Effect of currency exchange rates	—	—	—	—

Prepaid (accrued) benefit cost	$26,276	$19,542	$(22,356)	$(20,889)

Amounts recognized in the statement of financial position include:
Prepaid pension cost	$—	$411	$—	$—
Reserve for postretirement and pension benefits	(21,639)	(21,640)	(22,356)	(20,889)
Intangible asset	6,457	8,987	—	—
Accumulated other comprehensive loss	41,458	31,784	—	—

Prepaid (accrued) benefit cost	$26,276	$19,542	$(22,356)	$(20,889)

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all defined benefit pension plans was $142.1 million and $126.1 million at December 31, 2005 and 2004, respectively.

The aggregate projected benefit obligation and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $153.3 million and $120.3 million, respectively, as of December 31, 2005; and $135.7 million and $104.4 million, respectively, as of December 31, 2004. The aggregate accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $142.1 million and $120.3 million, respectively, as of December 31, 2005; and $122 million and $100.2 million, respectively, as of December 31, 2004.

The components of prepaid (accrued) benefit costs by country are as follows:

In thousands	2005	2004
U.S. plan	$12,156	$7,782
Canadian plans	14,015	12,042
U.K. plan	105	(282)

Prepaid (accrued) benefit cost	$26,276	$19,542

Components of Net Periodic Benefit Costs

	Pension Plans			Postretirement Plans
In thousands	2005	2004	2003	2005	2004	2003
Service cost	$3,267	$2,721	$2,425	$934	$583	$330
Interest cost	7,825	7,161	6,474	2,399	1,975	1,715
Expected return on plan assets	(7,923)	(6,949)	(6,576)	—	—	—
Net amortization/deferrals	3,659	2,525	1,406	793	1,990	489

Net periodic benefit cost	$6,828	$5,458	$3,729	$4,126	$4,548	$2,534

An increase in the minimum pension liability resulted in a charge to shareholders’ equity, net of tax, of $6.1 million in 2005 and $3.8 million in 2004.

Assumptions

Weighted average assumptions used to determine benefit obligations are as follows:

	Pension Plans		Postretirement Plans
	2005	2004	2005	2004
Discount rate	5.21%	5.89%	5.43%	6.00%
Rate of compensation increase	3.38%	3.41%	NA	NA

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience.

Weighted average assumptions used to determine the net periodic benefit costs are as follows:

	Pension Plans			Postretirement Plans
	2005	2004	2003	2005	2004	2003
Discount rate	5.89%	6.25%	6.57%	6.00%	6.25%	6.25%
Expected long-term rate of return	7.38%	7.62%	7.44%	NA	NA	NA
Rate of compensation increase	3.41%	3.79%	4%	NA	NA	NA

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

The assumed health care cost trend rate grades from an initial rate of 9.71% to an ultimate rate of 4.98% in six years. A 1% increase in the assumed health care cost trend rate will increase the amount of expense recognized for the postretirement plans by approximately $364,000 for 2006, and increase the service and interest cost components of the accumulated postretirement benefit obligation by approximately $6.8 million. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the postretirement plans by approximately $297,000 for 2006, and decrease the accumulated postretirement benefit obligation by approximately $5.6 million.

Pension Plan Assets

The composition of all plan assets consists primarily of equities, corporate bonds, governmental notes and temporary investments. This Plan’s asset allocations at the respective measurement dates for 2005 by asset category are as follows:

Asset Category	%
Equity securities	63%
Debt securities	36%
Other, including cash equivalents	1%

Total	100%

Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Pursuant to the Investment Policy for the U.S., the investment strategy is to use passive index funds managed by the Bank of New York. The target asset allocation and composite benchmarks for U.S. plans include the following:

Asset Allocation		Composite Benchmark
Category	%	Benchmark	%
Bonds	40%	Lehman Aggregate	50%
Large Cap Stocks	42%	S&P 500	35%
International Stocks	12%	MSCI-EAFE	10%
Small Cap Stocks	6%	Russell 2000	5%

	100%		100%

The Company is evaluating allocation policies for its plans in Canada and the U.K. Rebalancing of the asset allocation occurs on a quarterly basis.

Cash Flows

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements. The Company expects to contribute $8.9 million to the pension plan during 2006 and expects this level of funding to continue in future periods.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit payments expected to be paid to plan participants are as follows:

In thousands	Pension benefits	Post- retirement benefits
Year ended December 31,
2006	$6,789	$3,348
2007	7,142	3,328
2008	7,190	3,321
2009	7,424	3,339
2010	7,765	3,251
2011 through 2015	44,929	15,264

Total	$81,239	$31,851

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

Defined Contribution Plans

The Company also participates in certain 401(k) and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended December 31,
In thousands	2005	2004	2003
Multi-employer pension and health & welfare plans	$1,123	$571	$1,531
401(k) savings and other defined contribution plans	5,948	5,707	6,828

Total	$7,071	$6,278	$8,359

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock. At December 31, 2005 and 2004, the plan held on behalf of its participants about 646,000 shares with a market value of $17.4 million, and 695,000 shares with a market value of $14.8 million, respectively.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authorities. The components of the income (loss) from continuing operations before provision for income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended December 31,
In thousands	2005	2004	2003
Domestic	$45,954	$29,852	$35,470
Foreign	43,562	13,005	(428)

Income from continuing operations	$89,516	$42,857	$35,042

No provision has been made for U.S., state, or additional foreign taxes related to undistributed earnings of $57 million of foreign subsidiaries which have been or are intended to be permanently re-invested.

The 2004 Jobs Creation Act and FSP 109-2 state that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for applying SFAS No. 109. The Company has completed its evaluation of the impact of the repatriation provisions. Accordingly as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect repatriation provisions of the 2004 Jobs Creation Act.

The consolidated provision (credit) for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2005	2004	2003
Current taxes
Federal	$6,384	$(8,676)	$762
State	1,212	714	1,470
Foreign	9,678	3,723	1,993

	$17,274	$(4,239)	$4,225
Deferred taxes
Federal	8,915	13,796	11,525
State	314	(284)	821
Foreign	4,621	1,689	(3,522)

	13,850	15,201	8,824

Total provision (credit)	$31,124	$10,962	$13,049

Consolidated income tax provision (credit) is included in the Statement of Income as follows:

	For the year ended December 31,
In thousands	2005	2004	2003
Continuing operations	$31,831	$10,761	$12,790
Income (loss) from discontinued operations—	(707)	201	259

Total provision (credit)	$31,124	$10,962	$13,049

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on continuing operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2005	2004	2003
U. S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	1.4	0.2	2.4
Adjustment to prior year matters	—	(11.4)	(7.6)
Change in valuation allowance	0.5	0.8	7.4
Deferred rate/balance adjustment	—	2.7	2.7
Foreign	0.1	0.2	1.5
Foreign tax credits	—	—	(2.5)
Research and development credit	(0.6)	(2.3)	(2.4)
Other, net	(0.8)	(0.1)	—

Effective rate	35.6%	25.1%	36.5%

The overall effective income tax rate in 2004 includes a tax benefit of $4.9 million, which is primarily related to the reversal of certain items that had previously been provided for and that have been closed from further regulatory examination.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes. These deferred income taxes will be recognized as future tax benefits or costs when the temporary differences reverse.

Components of deferred tax assets and (liabilities) were as follows:

	December 31,
In thousands	2005	2004
Deferred income tax assets (liabilities):
Accrued expenses and reserves	$7,387	$6,273
Deferred comp/employee benefits	23,239	17,867
Pension	2,260	4,213
Inventory	6,025	5,004
Warranty reserve	5,823	6,222
Environmental reserve	311	591
Federal net operating loss	—	3,530
State net operating loss	9,455	8,253
Plant, property & equipment	(21,602)	(20,643)
Intangibles	(401)	5,509
Federal credits	5,048	4,349
State credits	361	614
Foreign credits	2,029	3,989
Foreign net operating loss	2,920	6,365
Foreign deferred net items	(873)	(612)

Gross deferred income tax assets	41,982	51,524
Valuation allowance	(15,096)	(14,449)

Total deferred income tax assets	$26,886	$37,075

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $15.1 million for certain state and foreign net operating loss carryforwards and deferred tax assets anticipated to produce no tax benefit. State and foreign net operating loss carryforwards exist in the amount of $169 million and $10 million, respectively, and are set to expire in various periods from 2006 to 2025. A valuation allowance exists and/or has been established for certain of these net operating loss carryforwards.

Federal tax credits exist of approximately $5 million which are comprised of Research and Experimentation credits available through 2025 and Alternative Minimum Tax credits available indefinitely. State tax credits of approximately $361,000 are available and consist of various Machinery & Equipment, Research and Experimentation, and Jobs related credits.

12.	EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

	For the year ended December 31,
In thousands, except per share	2005	2004	2003
Basic
Income from continuing operations applicable to common shareholders	$57,685	$32,096	$22,252
Divided by:
Weighted average shares outstanding	46,845	44,993	43,538
Basic earnings from continuing operations per share	$1.23	$0.71	$0.51

Diluted
Income from continuing operations applicable to common shareholders	$57,685	$32,096	$22,252
Divided by the sum of:
Weighted average shares outstanding	46,845	44,993	43,538
Assumed conversion of dilutive stock options	750	794	436

Diluted shares outstanding	47,595	45,787	43,974
Diluted earnings from continuing operations per share	$1.21	$0.70	$0.51

Options to purchase approximately 13,000, 589,000 and 646,000 shares of Common Stock were outstanding in 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

13.	STOCK-BASED COMPENSATION PLANS

Stock Options. Under the 2000 Stock Incentive Plan (the 2000 Plan), the Company may grant options to employees for an initial amount of 1.1 million shares of Common Stock. This amount is subject to annual modification based on a formula. Under the formula, 1.5% of total common shares outstanding at the end of the preceding fiscal year are added to shares available for grant under the 2000 Plan. Based on the adjustment, the Company had approximately 1.1 million shares available for 2005 grants and has available approximately 700,000 shares through the end of fiscal 2006. The shares available for grants on any given date may not exceed 15% of Wabtec’s total common shares outstanding. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also has a non-employee directors’ stock option plan under which 500,000 shares of Common Stock are reserved for issuance. Through year-end 2005, the Company granted nonqualified stock options to non-employee directors to purchase a total of 176,000 shares.

Subsequent to year end, the Company issued approximately 200,000 shares of restricted stock to certain officers and employees which vest over four years.

Employee Stock Purchase Plan. In 1998, the Company adopted an employee discounted stock purchase plan (DSPP). The DSPP had 500,000 shares available for issuance. Participants can purchase the Company’s common stock at 85% of the lesser of fair market value on the first or last day of each offering period. Stock outstanding under this plan at December 31, 2005 was 172,503 shares.

A summary of the Company’s stock option activity and related information for the years indicated follows:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Beginning of year	3,888,617	$13.47	5,084,176	$13.08	4,977,296	$13.44
Granted	283,000	17.57	245,000	16.37	718,500	10.85
Exercised	(1,726,251)	12.84	(1,434,563)	12.58	(360,883)	11.77
Canceled	(241,301)	18.13	(5,996)	14.35	(250,737)	16.06

End of year	2,204,065	$13.98	3,888,617	$13.47	5,084,176	$13.08

Exercisable at end of year	1,620,599		3,082,554		3,834,069
Available for future grant	693,222		1,068,149		1,394,818
Weighted average fair value of options granted during the year	$7.28		$6.61		$4.34

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding As of 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/05
9.54 – 9.54	219,500	4.9	9.54	219,500
9.88 – 10.86	458,632	7.0	10.72	292,174
11.00 – 12.98	516,745	5.3	12.22	513,413
13.18 – 13.98	189,402	5.5	13.23	186,734
14.00 – 14.00	20,000	1.6	14.00	20,000
14.63 – 19.91	465,068	8.3	16.89	87,060
20.00 – 20.00	281,867	2.8	20.00	281,867
$22.38 – $29.61	52,851	6.8	22.93	19,851

	2,204,065	5.9	$13.98	1,620,599

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were:

	December 31,
In thousands	2005	2004
Foreign currency translation adjustment	$(1,476)	$6,821
Unrealized gains on foreign exchange contracts, net of tax of $504 and $2,060	877	3,585
Additional minimum pension liability, net of tax of $(15,132) and $(11,601)	(26,326)	(20,183)

Total accumulated other comprehensive loss	$(26,925)	$(9,777)

15.	OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.

The Company has sold remanufactured locomotives to various financial institutions and leased them back under operating leases with terms from five to 20 years.

Total net rental expense charged to operations in 2005, 2004, and 2003 was $7.2 million, $7.8 million and $6.9 million, respectively. Certain of the Company’s equipment rental obligations under operating leases pertain to locomotives, which are subleased to customers under both short-term and long-term agreements. The amounts above are shown net of sublease rentals of $2.9 million, $2.2 million and $2.8 million for the years 2005, 2004 and 2003, respectively.

Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:

In thousands	Real Estate	Equipment	Sublease Rentals	Total
2006	$4,773	$5,260	$2,513	$7,520
2007	4,606	3,090	1,657	6,039
2008	4,475	2,814	1,657	5,632
2009	3,528	128	—	3,656
2010	3,537	21	—	3,558
2011 and after	9,553	1	—	9,554

16.	GUARANTEES

In 2001, the Company sold the operating assets and liabilities of a non-core business unit to that business unit’s management team. As part of the sale, Wabtec has guaranteed approximately $721,000 of bank debt of the buyer, which assists the buyer with certain working capital requirements. The Company has no reason to believe that this debt will not be repaid or refinanced.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended December 31,
In thousands	2005	2004
Balance at beginning of period	$17,413	$13,307
Warranty expense	7,801	14,914
Warranty payments	(9,056)	(10,808)

Balance at end of period	$16,158	$17,413

17.	PREFERRED STOCK

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2005 and 2004 there was no preferred stock issued or outstanding.

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

The Company is subject to a RCRA Part B Closure Permit (“the Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Industries (Boise, Idaho) facility. In compliance with the Permit, the Company has completed the first phase of an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. An additional $970,000 was accrued in 2004 based on our refined estimates of ongoing monitoring costs. The Company reevaluated the reserve and reversed $280,000 to earnings in 2005. In total, the Company has accrued $702,000 at December 31, 2005, the estimated remaining costs for remediation and monitoring. The Company was in compliance with the Permit at December 31, 2005.

Foster Wheeler Energy Corporation (“FWEC”) the seller of the Mountaintop, Pennsylvania property to the predecessor of one of the Company’s subsidiaries in 1989, agreed to indemnify the Company’s predecessor and its successors and assigns against certain identified environmental liabilities for which FWEC executed a Consent Order Agreement with the Pennsylvania Department of Environmental Protection (PADEP) and EPA. Management believes that this indemnification arrangement is enforceable for the benefit of the Company and that FWEC has the financial resources to honor its obligations under this indemnification arrangement.

Prior to the Company’s acquisition of Young Radiator, Young agreed to clean up alleged contamination on a prior production site in Mattoon, Illinois. The Company is in the process of remediating the site with the state of Illinois and now estimates the costs to remediate the site to be approximately $5,000 which has been accrued at December 31, 2005.

Young ceased manufacturing operations at its Racine, Wisconsin facility in the early 1990s. Investigations prior to the acquisition of Young revealed some levels of contamination on the Racine property and the Company has begun remediation efforts. The Company has initiated a comprehensive site evaluation with the state of Wisconsin and believes this governing body is generally in agreement with the findings. The Company has accrued approximately $126,000 at December 31, 2005 as its estimate of the remaining remediation costs.

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

In support of its motion, GETS-GS pointed principally to sales and offers to sell certain railway brake equipment, including distributed power equipment, to Australian customers. In August 2004, the United States District Court for the District of Delaware ruled partially in favor of GETS-GS ordering the Company to pay compensatory damages for lost licensing profits related to the above mentioned distributed power equipment contracts and reimbursement for reasonable attorneys’ fees and expenses. While the Company disagrees with the ruling and intends to continue to contest this ruling, this liability of $3.2 million was recognized in 2004 as a component of selling, general and administrative expense. Should an option be exercised by the Company’s Australian customers for additional shipments of products under the same distributed power contracts, an

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional $2.7 million of compensatory damages could be owed to GETS-GS. The additional liability will not be recognized by the Company until and if such option is exercised.

The Company has other contingent obligations relating to certain sales leaseback transactions, for locomotives that were assumed in connection with the MotivePower merger in 1999, for which reserves of $3.3 million have been established.

In April 2005, Amtrak decided to suspend its Acela Express train service due to cracks in the spokes of some of the cars’ brake discs. Wabtec did not design or supply the braking system for the Acela cars. The braking system was supplied by Knorr Brake Corporation and the brake discs were designed by Faiveley Transport. Wabtec did provide, and machined approximately one-third of the brake discs for the cars and assisted Amtrak and others, including Bombardier Corporation, Alstom Transportation Inc., Knorr and Faiveley, in their evaluation and investigation of the brake disc cracks. Amtrak claims approximately $30 million in damages due to the suspension of the Acela service, which was resumed on a limited basis in July, and complete service was resumed in September. Wabtec has received notice of a potential claim for damages from Knorr and, in turn, has provided notice of a potential claim for damages to Faiveley. Wabtec does not believe that it has any material liability with regard to this matter.

In March 2006, management began an internal investigation related to business transactions conducted by a subsidiary, Pioneer Friction Limited (“Pioneer”), in West Bengal, India. Through an internal compliance review, management discovered that disbursements were made which may be in violation of applicable laws and regulations. Pioneer is a fourth-tier subsidiary of Wabtec; two of the intermediate subsidiaries are Australian companies which are, in turn, owned by a U.S. holding company.

While the transactions are inconsequential and not material to the overall operations of Wabtec, they may result in potential penalties. Management has not concluded its investigation, but has informed Wabtec’s Audit Committee, Board of Directors, and the appropriate authorities. Wabtec has not recorded a reserve related to this matter as of December 31, 2005, because the Company’s potential exposure cannot be estimated based on management’s current assessment of the situation.

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

Freight Group manufactures products and provides services geared to the production and operation of freight cars and locomotives, including braking control equipment, on-board electronic components and train coupler equipment. Revenues are derived from OEM sales of components and locomotives, aftermarket sales and freight car repairs and services. All of the assets sold to GETS were part of the Freight Group.

Transit Group consists of products for passenger transit vehicles (typically subways, rail and buses) that include braking, coupling and monitoring systems, climate control and door equipment engineered to meet individual customer specifications. Revenues are derived from OEM and aftermarket sales as well as from repairs and services.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment financial information for 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$798,388	$235,636	—	$1,034,024
Intersegment sales/(elimination)	9,436	246	(9,682)	—

Total sales	$807,824	$235,882	$(9,682)	$1,034,024

Income (loss) from operations	$117,656	$13,149	$(29,548)	$101,257
Interest expense and other	—	—	(11,741)	(11,741)

Income (loss) from continuing operations before income taxes	$117,656	$13,149	$(41,289)	$89,516

Depreciation and amortization	17,772	4,626	3,272	25,670
Capital expenditures	18,889	3,260	513	22,662
Segment assets	701,398	137,294	(2,335)	836,357

Segment financial information for 2004 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$587,685	$234,333	—	$822,018
Intersegment sales/(elimination)	9,986	305	(10,291)	—

Total sales	$597,671	$234,638	$(10,291)	$822,018

Income (loss) from operations	$63,690	$17,543	$(25,828)	$55,405
Interest expense and other	—	—	(12,548)	(12,548)

Income (loss) from continuing operations before income taxes	$63,690	$17,543	$(38,376)	$42,857

Depreciation and amortization	16,718	5,738	3,656	26,112
Capital expenditures	14,602	4,106	554	19,262
Segment assets	438,138	161,475	113,783	713,396

Segment financial information for 2003 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$522,279	$195,645	—	$717,924
Intersegment sales/(elimination)	8,998	686	(9,684)	—

Total sales	$531,277	$196,331	$(9,684)	$717,924

Income (loss) from operations	$75,479	$198	$(25,863)	$49,814
Interest expense and other	—	—	(14,772)	(14,772)

Income (loss) from continuing operations before income taxes	$75,479	$198	$(40,635)	$35,042

Depreciation and amortization	17,897	5,178	2,209	25,284
Capital expenditures	12,097	1,581	3,792	17,470
Segment assets	418,064	150,478	87,763	656,305

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following geographic area data as of and for the years ended December 31, 2005, 2004 and 2003, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2005	2004	2003	2005	2004	2003
United States	$665,299	$544,369	$497,579	$100,011	$98,931	$99,091
Canada	110,957	82,156	61,770	29,407	32,061	31,786
Mexico	11,377	14,393	10,225	5,574	5,970	10,473
United Kingdom	108,019	80,390	65,549	6,163	6,628	5,519
Other international	138,372	100,710	82,801	20,446	7,371	6,970

Total	$1,034,024	$822,018	$717,924	$161,601	$150,961	$153,839

Export sales from the Company’s United States operations were $105.6 million, $81.6 million and $59.2 million for the years ending December 31, 2005, 2004 and 2003, respectively.

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	2005		2004
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Foreign exchange contracts	877	877	3,585	3,585
6.875% senior notes	150,000	151,500	150,000	157,500

The fair value of the Company’s foreign exchange contracts and senior notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Balance Sheet for December 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash	$87,899	$(2,758)	$56,224	$—	$141,365
Accounts Receivable	145	135,281	71,465	—	206,891
Inventory	—	73,419	37,454	—	110,873
Other Current Assets	17,519	2,195	4,083	—	23,797

Total Current Assets	105,563	208,137	169,226	—	482,926
Net Property, Plant and Equipment	3,843	93,108	64,650	—	161,601
Goodwill	8,521	76,728	32,932	—	118,181
Investment in Subsidiaries	781,663	155,201	24,755	(961,619)	—
Intangibles	9,396	24,982	4,751	—	39,129
Other Long Term Assets	13,980	9,806	10,734	—	34,520

Total Assets	$922,966	$567,962	$307,048	$(961,619)	$836,357

Current Liabilities	$19,287	$155,992	$66,200	$—	$241,479
Intercompany	320,568	(348,912)	28,344	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	53,904	3,065	8,702	—	65,671

Total Liabilities	543,759	(189,855)	103,246	—	457,150
Stockholders’ Equity	379,207	757,817	203,802	(961,619)	379,207

Total Liabilities and Stockholders’ Equity	$922,966	$567,962	$307,048	$(961,619)	$836,357

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet for December 31, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash	$41,117	$24,849	$29,291	$—	$95,257
Accounts Receivable	464	78,448	60,931	—	139,843
Inventory	—	60,097	36,895	—	96,992
Other Current Assets	20,103	2,099	5,279	—	27,481

Total Current Assets	61,684	165,493	132,396	—	359,573
Net Property, Plant and Equipment	7,193	92,709	51,059	—	150,961
Goodwill	8,176	76,467	28,823	—	113,466
Investment in Subsidiaries	673,469	59,128	8,018	(740,615)	—
Intangibles	12,817	26,343	720	—	39,880
Other Long Term Assets	33,618	5,754	10,144	—	49,516

Total Assets	$796,957	$425,894	$231,160	$(740,615)	$713,396

Current Liabilities	$8,034	$107,727	$65,111	$—	$180,872
Intercompany	265,172	(302,853)	37,681	—	—
Long-Term Debt	150,000	48	59	—	150,107
Other Long Term Liabilities	61,325	3,800	4,866	—	69,991

Total Liabilities	484,531	(191,278)	107,717	—	400,970
Stockholders’ Equity	312,426	617,172	123,443	(740,615)	312,426

Total Liabilities and Stockholders’ Equity	$796,957	$425,894	$231,160	$(740,615)	$713,396

Income Statement for the Year Ended December 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$742,153	$428,965	$(137,094)	$1,034,024
Cost of Sales	5,952	(552,218)	(344,642)	116,530	(774,378)

Gross Profit (Loss)	5,952	189,935	84,323	(20,564)	259,646
Operating Expenses	(40,115)	(82,728)	(35,546)	—	(158,389)
Operating (Loss) Profit	(34,163)	107,207	48,777	(20,564)	101,257
Interest (Expense) Income	(19,670)	9,814	1,170	—	(8,686)
Other (Expense) Income	3,945	(8,048)	1,048	—	(3,055)
Equity Earnings	108,728	15,404	—	(124,132)	—

Pretax Income (Loss)	58,840	124,377	50,995	(144,696)	89,516
Income Tax Benefit (Expense)	(2,723)	(14,078)	(15,030)	—	(31,831)

Income from Continuing Operations	56,117	110,299	35,965	(144,696)	57,685
Discontinued Operations	(341)	—	(1,568)	—	(1,909)

Net Income (Loss)	$55,776	$110,299	$34,397	$(144,696)	$55,776

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Statement for the Year Ended December 31, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$622,766	$330,930	$(131,678)	$822,018
Cost of Sales	2,630	(449,426)	(286,549)	116,491	(616,854)

Gross Profit (Loss)	2,630	173,340	44,381	(15,187)	205,164
Operating Expenses	(41,137)	(78,709)	(29,913)	—	(149,759)

Operating (Loss) Profit	(38,507)	94,631	14,468	(15,187)	55,405
Interest (Expense) Income	(17,561)	6,847	(814)	—	(11,528)
Other (Expense) Income	(1,554)	2,674	(2,140)	—	(1,020)
Equity Earnings	82,902	1,324	—	(84,226)	—

Pretax Income (Loss)	25,280	105,476	11,514	(99,413)	42,857
Income Tax Benefit (Expense)	6,816	(11,024)	(6,553)	—	(10,761)

Income from Continuing Operations	32,096	94,452	4,961	(99,413)	32,096
Discontinued Operations	349	—	—	—	349

Net Income (Loss)	$32,445	$94,452	$4,961	$(99,413)	$32,445

Income Statement for the Year Ended December 31, 2003:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$535,234	$284,796	$(102,106)	$717,924
Cost of Sales	(1,452)	(366,069)	(248,778)	87,825	(528,474)

Gross (Loss) Profit	(1,452)	169,165	36,018	(14,281)	189,450
Operating Expenses	(38,859)	(73,779)	(26,998)	—	(139,636)

Operating (Loss) Profit	(40,311)	95,386	9,020	(14,281)	49,814
Interest (Expense) Income	(15,703)	5,640	(1,055)	—	(11,118)
Other (Expense) Income	(4,019)	4,942	(4,577)	—	(3,654)
Equity Earnings	82,145	8,649	—	(90,794)	—

Pretax Income (Loss)	22,112	114,617	3,388	(105,075)	35,042
Income Tax Benefit (Expense)	591	(10,684)	(2,697)	—	(12,790)

Income from Continuing Operations	22,703	103,933	691	(105,075)	22,252
Discontinued Operations	—	451	—	—	451

Net Income (Loss)	$22,703	$104,384	$691	$(105,075)	$22,703

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statement of Cash Flows for the Year Ended December 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$19,148	$131,518	$78,102	$(144,696)	$84,072
Net Cash Used in Investing Activities	(519)	(48,743)	(8,345)	—	(57,607)
Net Cash Provided by (Used in) Financing Activities	28,153	(110,382)	(34,443)	144,696	28,024
Effect of Changes in Currency Exchange Rates	—	—	(8,381)	—	(8,381)

Increase (Decrease) in Cash	46,782	(27,607)	26,933	—	46,108
Cash at Beginning of Period	41,117	24,849	29,291	—	95,257

Cash at End of Period	$87,899	$(2,758)	$56,224	$—	$141,365

Condensed Statement of Cash Flows for the Year Ended December 31, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$11,666	$127,063	$13,551	$(99,413)	$52,867
Net Cash Used in Investing Activities	(600)	(10,752)	(6,456)	—	(17,808)
Net Cash (Used in) Provided by Financing Activities	(18,424)	(94,516)	(5,012)	99,413	(18,539)
Effect of Changes in Currency Exchange Rates	—	—	8,409	—	8,409

(Decrease) Increase in Cash	(7,358)	21,795	10,492	—	24,929
Cash at Beginning of Period	48,475	3,054	18,799	—	70,328

Cash at End of Period	$41,117	$24,849	$29,291	$—	$95,257

Condensed Statement of Cash Flows for the Year Ended December 31, 2003:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$24,427	$118,435	$18,117	$(105,075)	$55,904
Net Cash Used in Investing Activities	(1,866)	(5,603)	(5,080)	—	(12,549)
Net Cash Provided by (Used in) Financing Activities	14,425	(109,604)	(720)	105,075	9,176
Effect of Changes in Currency Exchange Rates	—	—	(1,413)	—	(1,413)

Increase in Cash	36,986	3,228	10,904	—	51,118
Cash at Beginning of Period	11,489	(174)	7,895	—	19,210

Cash at End of Period	$48,475	$3,054	$18,799	$—	$70,328

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	OTHER EXPENSE

The components of other expense are as follows:

	For the year ended December 31,
In thousands	2005	2004	2003
Foreign currency loss	$(3,257)	$(1,245)	$(2,784)
Other miscellaneous income (expense)	202	225	(870)

Total other expense	$(3,055)	$(1,020)	$(3,654)

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$241,800	$266,297	$255,670	$270,257
Gross profit	57,012	66,175	66,969	69,490
Operating income	18,359	26,296	27,265	29,337
Income from continuing operations	9,343	14,933	15,496	17,913
(Loss) income from discontinued operations (net of tax)	(95)	218	(420)	(1,612)
Net income	9,248	15,151	15,076	16,301
Basic earnings from continuing operations per common share	$0.20	$0.32	$0.33	$0.37
Diluted earnings from continuing operations per common share	$0.20	$0.31	$0.32	$0.37

2004
Net sales	$188,228	$206,508	$202,894	$224,388
Gross profit	47,518	52,653	49,364	55,629
Operating income	11,483	18,061	9,638	16,223
Income from continuing operations before taxes	4,807	8,963	9,428	8,898
Income from discontinued operations (net of tax)	—	—	—	349
Net income	4,807	8,963	9,428	9,247
Basic earnings from continuing operations per common share	$0.11	$0.20	$0.21	$0.19
Diluted earnings from continuing operations per common share	$0.11	$0.20	$0.20	$0.19

The Company operates on a four-four-five week accounting calendar, and accordingly, the quarters end on or about March 31, June 30 and September 30. The fiscal year ends on December 31.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver, President and Chief Executive Officer

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	March 16, 2006
Albert J. Neupaver, President, Chief Executive Officer and Director

By	/S/ WILLIAM E. KASSLING,	March 16, 2006
William E. Kassling, Chairman of the Board and Director

By	/S/ ROBERT J. BROOKS	March 16, 2006
Robert J. Brooks, Director

By	/S/ KIM G. DAVIS	March 16, 2006
Kim G. Davis, Director

By	/S/ EMILIO A. FERNANDEZ	March 16, 2006
Emilio A. Fernandez, Director

By	/S/ LEE B. FOSTER	March 16, 2006
Lee B. Foster, Director

By	/S/ MICHAEL W. D. HOWELL	March 16, 2006
Michael W. D. Howell, Director

By	/S/ JAMES V. NAPIER	March 16, 2006
James V. Napier, Director

By	/S/ GARY C. VALADE	March 16, 2006
Gary C. Valade, Director

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2005
Warranty and overhaul reserves	$17,413	$7,801	$—	$9,056	$16,158
Allowance for doubtful accounts	1,996	2,908	—	834	4,070
Valuation allowance-taxes	14,449	647	—	—	15,096
Inventory reserves	14,864	5,498	—	4,675	15,687
Merger and restructuring reserve	—	1,863	—	827	1,036

2004
Warranty and overhaul reserves	$13,307	$14,914	$—	$10,808	$17,413
Allowance for doubtful accounts	4,452	2,160	—	4,616	1,996
Valuation allowance-taxes	18,487	—	(4,038)	—	14,449
Inventory reserves	16,403	3,451	—	4,990	14,864
Merger and restructuring reserve	86	—	—	86	—

2003
Warranty and overhaul reserves	$17,407	$10,489	$—	$14,589	$13,307
Allowance for doubtful accounts	4,647	1,576	—	1,771	4,452
Valuation allowance-taxes	14,566	—	3,921	—	18,487
Inventory reserves	12,408	5,326	—	1,331	16,403
Merger and restructuring reserve	647	—	—	561	86

(1)	Reserves of acquired/(sold) companies and valuation allowances for state and foreign deferred tax assets
(2)	Actual disbursements and/or charges

EXHIBITS

Exhibits		Filing Method
2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	5

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

3.3	Amended and Restated By-Laws of the Company, effective January 5, 2006	12

4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	9

4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	9

4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	9

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	9

10.1	MotivePower Stock Option Agreement (originally included as Annex B to the Joint Proxy Statement/Prospectus)	5

10.2	Westinghouse Air Brake Stock Option Agreement (originally included as Annex C to the Joint Proxy Statement/Prospectus)	5

10.3	Voting Agreement dated as of September 26, 1999 among William E. Kassling, Robert J. Brooks, Harvard Private Capital Holdings, Inc. Vestar Equity Partners, L.P. and MotivePower Industries, Inc. (originally included as Annex D to the Joint Proxy Statement/Prospectus)	5

10.12	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

10.13	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc., dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.14	Letter Agreement (undated) between the Company and American Standard Inc. on environmental costs and sharing	2

10.15	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.16	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.17	License Agreement dated as of December 31, 1993 between SAB WABCO Holdings B.V. and the Company	2

10.18	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.19	Westinghouse Air Brake Company 1995 Stock Incentive Plan, as amended	4

10.20	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	6

10.22	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

Exhibits		Filing Method

10.23	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.28	Common Stock Registration Rights Agreement dated as of March 5, 1997 among the Company, Harvard, AIP and the Voting Trust	3

10.29	1998 Employee Stock Purchase Plan	4

10.32	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan	7

10.39	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	8

10.40	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association dated January 12, 2004	10

10.41	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004.	11

10.42	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004	11

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

99.1	Annual Report on Form 11-K for the year ended December 31, 2005 of the Westinghouse Air Brake Technologies Corporation Savings Plan	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).
3	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.
4	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.
5	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).
6	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.
7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
8	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.
9	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).
10	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003.
11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.
12	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 5, 2006.