Form 10-Q
period 2006-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2006-05-10
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-13782

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-1615902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Air Brake Avenue Wilmerding, PA	15148
(Address of principal executive offices)	(Zip Code)

412-825-1000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006
[Common Stock, $.01 par value per share]	48,523,913 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

March 31, 2006 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited March 31, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$191,456	$141,365
Accounts receivable	168,445	206,891
Inventories	128,661	110,873
Deferred income taxes	15,422	15,838
Other current assets	10,800	7,959

Total current assets	514,784	482,926
Property, plant and equipment	360,802	358,759
Accumulated depreciation	(199,422)	(197,158)

Property, plant and equipment, net	161,380	161,601
Other Assets
Goodwill	118,214	118,181
Other intangibles, net	38,643	39,129
Deferred income taxes	16,399	18,428
Other noncurrent assets	13,018	16,092

Total other assets	186,274	191,830

Total Assets	$862,438	$836,357

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$92,807	$93,551
Accrued income taxes	11,449	4,427
Customer deposits	70,826	71,098
Accrued compensation	19,579	25,274
Accrued warranty	16,622	16,158
Other accrued liabilities	25,751	30,971

Total current liabilities	237,034	241,479
Long-term debt	150,000	150,000
Reserve for postretirement and pension benefits	45,495	44,428
Deferred income taxes	7,451	7,381
Other long term liabilities	9,642	13,862

Total liabilities	449,622	457,150
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,303,593 and 48,002,819 outstanding at March 31, 2006 and December 31, 2005, respectively	662	662
Additional paid-in capital	304,486	294,209
Treasury stock, at cost, 17,871,174 and 18,171,948 shares, at March 31, 2006 and December 31, 2005, respectively	(221,738)	(225,483)
Retained earnings	356,307	336,744
Accumulated other comprehensive loss	(26,901)	(26,925)

Total shareholders’ equity	412,816	379,207

Total Liabilities and Shareholders’ Equity	$862,438	$836,357

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended March 31
In thousands, except per share data	2006	2005
Net sales	$262,409	$241,800
Cost of sales	(187,319)	(184,788)

Gross profit	75,090	57,012
Selling, general and administrative expenses	(33,628)	(29,012)
Engineering expenses	(8,115)	(8,670)
Amortization expense	(867)	(971)

Total operating expenses	(42,610)	(38,653)

Income from operations	32,480	18,359
Other income and expenses
Interest expense, net	(1,124)	(2,484)
Other income (expense), net	120	(1,149)

Income from continuing operations before income taxes	31,476	14,726
Income tax expense	(11,408)	(5,383)

Income from continuing operations	20,068	9,343
Discontinued operations
Loss from discontinued operations (net of tax)	(22)	(95)
Net income	$20,046	$9,248

Earnings Per Common Share
Basic
Income from continuing operations	$0.42	$0.20
Loss from discontinued operations	—	—
Net income	$0.42	$0.20

Diluted
Income from continuing operations	$0.41	$0.20
Loss from discontinued operations	—	—
Net income	$0.41	$0.20

Weighted average shares outstanding
Basic	48,091	46,259
Diluted	48,741	46,985

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
In thousands	2006	2005
		Revised
Operating Activities
Net income	$20,046	$9,248
Stock-based compensation expense	4,372	151
Adjustments to reconcile net income to net cash provided by operations:
Discontinued operations	(345)	(94)
Depreciation and amortization	6,055	6,696
Excess income tax benefits from exercise of stock options	(1,764)	—
Changes in operating assets and liabilities
Accounts receivable	37,990	(12,896)
Inventories	(17,902)	(7,026)
Accounts payable	(112)	14,629
Accrued income taxes	11,378	3,663
Accrued liabilities and customer deposits	(10,381)	(7,938)
Other assets and liabilities	(4,289)	5,876

Net cash provided by operating activities	45,048	12,309
Investing Activities
Purchase of property, plant and equipment	(3,287)	(5,996)
Disposals of property, plant and equipment	—	975
Acquisition of business, net of cash received	—	(35,579)
Sale of discontinued operations	2,051	—
Discontinued operations	—	(2)

Net cash used for investing activities	(1,236)	(40,602)
Financing Activities
Other repayments	—	(17)
Proceeds from the issuance of treasury stock for stock options and other benefit plans	4,012	5,029
Excess income tax benefits from exercise of stock options	1,764	—
Cash dividends ($0.01 per share for the three months ended March 31, 2006 and 2005)	(483)	(466)

Net cash provided by financing activities	5,293	4,546
Effect of changes in currency exchange rates	986	(3,360)

Increase (Decrease) in cash	50,091	(27,107)
Cash, beginning of year	141,365	95,257

Cash, end of period	$191,456	$68,150

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 80 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In the first three months of 2006, about 30% percent of the Company’s revenues came from outside the U.S.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 information has been derived from the Company’s December 31, 2005 Annual Report on Form 10-K.

Revenue Recognition Revenue is recognized in accordance with Staff Accounting Bulletins (SABs) 101, “Revenue Recognition in Financial Statements” and 104 “Revision of Topic 13.” Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $5.2 million, and $4.9 million at March 31, 2006 and December 31, 2005, respectively.

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

Stock-Based Compensation Effective January 1, 2006, Wabtec adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which requires the company to recognize compensation expense for stock-based compensation based on the grant date fair value. This expense must be

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

recognized ratably over the requisite service period following the date of grant. Wabtec has elected the modified prospective transition method for adoption, and prior periods financial statements have not been restated. Prior to January 1, 2006, Wabtec accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Pro Forma Effect Prior to the Adoption of SFAS No. 123(R) Wabtec’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown below if compensation expense had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123.”

In thousands, except per share	Three months ended March 31, 2005
Net income as reported	$9,248
Stock based compensation expense under FAS123, net of tax of $206	355

Pro forma	$8,893

Basic earnings per share
As reported	$0.20
Pro forma	0.19

Diluted earnings per share
As reported	$0.20
Pro forma	0.19

Stock-Based Plans Stock options have been granted at not less than market prices on the dates of grant. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. In January 2006, Wabtec granted 32,000 stock options to certain individuals. The Company has now adopted a non-vested stock plan and issued 200,500 awards to executives in February 2006. The non-vested stock generally vests over four years from the date of grant. The Company established in 2004, a stock-based incentive plan for eligible employees and officers. The plan provides stock awards which vest upon attainment of certain three year performance targets. Wabtec also sponsors an employee stock purchase plan, whereby participants can purchase the Company’s common stock at 85% of the lesser of fair market value on the first or last day of each offering period.

Prior to January 1, 2006, no stock-based compensation expense was recognized for stock options. As a result of the implementation of SFAS No. 123(R), Wabtec recognized additional compensation expense of $574,000 or $0.01 per share. The Company recognized compensation expense of $4.4 million and $151,000 for stock-based plans for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, unamortized compensation expense related to those stock options, non-vested shares and stock awards expected to vest totaled $21.8 million and will be recognized over a weighted average period of 2.1 years.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

Wabtec uses a Black-Scholes pricing model to estimate fair value at grant date for future option grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2006	2005
Dividend yield	0.3%	0.3%
Risk-free interest rate	4.3%	4.8%
Stock price volatility	43.5	45.8
Expected life (years)	5.0	5.0

A summary of the Company’s stock option activity and related information for the years indicated follows:

	2006
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value
Beginning of year—January 1, 2006	2,204,065	$13.98		$28,477
Granted	32,000	26.66		190
Exercised	(259,725)	12.88		4,874
Canceled	—	—		—

End of quarter—March 31, 2006	1,976,340	$14.33	5.9	$36,108

Exercisable at end of quarter	1,693,986	$13.69	5.4	$32,033

Weighted average fair value of options granted during the quarter	$11.19

The following table summarizes the non-vested stock and stock awards at March 31, 2006:

	Non-Vested Stock	Stock Awards	Weighted Average FMV
Outstanding at January 1, 2006	—	518,666	$16.34
Granted	200,500	320,000	35.87
Canceled	—	—	—

Outstanding at March 31, 2006	200,500	838,666	$26.12

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

As of March 31, 2006, stock awards issued under the incentive plan are awarded but not vested. These stock awards will vest based upon the achievement of certain financial goals for each three year period ending at December 31, 2006, 2007 and 2008, respectively. The stock awards included in the table above represent the maximum number of shares that may ultimately vest. As of March 31, 2006, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

Financial Derivatives and Hedging Activities The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of March 31, 2006, the Company had forward contracts with a notional value of $45 million CAD (or $37.7 million U.S.), with an average exchange rate of $0.838 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $609,000, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange gain was $386,000 and loss was $976,000 for the three months ended March 31, 2006 and 2005, respectively.

Other Comprehensive Income (Loss) Comprehensive income (loss) is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, foreign currency hedges and pension related adjustments. Total comprehensive income was:

	Three months ended March 31,
In thousands	2006	2005
Net income	$20,046	$9,248
Foreign currency translation adjustment	292	(2,078)
Unrealized loss on foreign exchange contracts, net of tax	(268)	(789)

Total comprehensive income	$20,070	$6,381

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

The components of accumulated other comprehensive income (loss) consisted of the following:

In thousands	March 31, 2006	December 31, 2005
Foreign currency translation adjustment	$(1,184)	$(1,476)
Unrealized gains on foreign exchange contracts, net of tax	609	877
Additional minimum pension liability, net of tax	(26,326)	(26,326)

Total accumulated comprehensive loss	$(26,901)	$(26,925)

Reclassifications Certain prior year amounts have been reclassified where necessary, to conform to the current year presentation. For the quarter ended March 31, 2005, the Company has separately disclosed the cash flows attributable to its discontinued operations.

Recent Accounting Pronouncements In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment.” This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. FASB No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. See description of the impact of adopting SFAS 123 in Note 2 to the “Notes of Consolidated Financial Statements” included elsewhere in this report.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to financial statements of prior periods for changes in accounting principle that are not adopted prospectively. This statement is effective for fiscal years beginning after December 15, 2005. This statement did not have a material impact on the Company’s financial position or results of operations.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

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

The following unaudited pro forma financial information presents income statement results as if the acquisition had occurred January 1, 2005:

In thousands, except per share	Three months ended March 31, 2005
Net sales	$247,536
Gross profit	58,577
Net income	9,358
Diluted earnings per share
As reported	$0.20
Pro forma	0.20

With the acquisition of Rutgers Rail, S.p.A., the Company decided to offer for sale a certain product division. As part of the purchase accounting, the net amount of this division had been revalued to its estimated net realizable value and had been classified as assets held for sale, which is included in other noncurrent assets on the balance sheet.

At March 31, 2006, the sale of this division was completed for approximately $2.5 million in cash and $271,000 receivable from the buyer, subject to a working capital adjustment which is expected to be finalized with the buyer in the 2nd quarter. The assets sold primarily included transit car interior products and services for customers located in Europe. This sale resulted in a gain of approximately $132,000 subject to the working capital adjustment mentioned earlier. Also, in the fourth quarter of 2005, the Company decided to liquidate its bus door joint venture in China.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

	Three months ended March 31,
In thousands	2006	2005
Net sales	$2,597	$3,084
Income/(loss) before income taxes	25	(124)
Income tax expense/(benefit)	47	(29)

Loss from discontinued operations	$(22)	$(95)

In the fourth quarter of 2005, Wabtec established approximately $800,000 of certain reserves related to the relocation of certain operations. As of March 31, 2006, this reserve has not been used pending the resolution of certain operational issues.

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	March 31, 2006	December 31, 2005
Raw materials	$42,422	$38,724
Work-in-process	67,087	54,953
Finished goods	19,152	17,196

Total inventory	$128,661	$110,873

5. RESTRUCTURING AND IMPAIRMENT CHARGES

In the first quarter of 2005, the Company recorded restructuring and asset impairment charges related to consolidating two U.K. facilities into one, relocating a product line from Canada to the U.S., and completion of a data center migration. $1.6 million of costs were expensed, consisting of severance costs of $250,000 for 13 employees, relocation and other costs of $210,000 and asset writeoffs of $1.1 million. These costs were incurred and paid for in the first quarter of 2005.

In the fourth quarter of 2005, the Company recorded restructuring charges relating to consolidating facilities of about $1 million. As of March 31, 2006, these costs have not been paid.

6. INTANGIBLES

Goodwill still remaining on the balance sheet is $118.2 million at both March 31, 2006 and December 31, 2005, respectively.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

As of both March 31, 2006 and December 31, 2005, the Company’s trademarks had a net carrying amount of $19.9 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	March 31, 2006	December 31, 2005
Patents and other, net of accumulated amortization of $25,484 and $22,459	$9,176	$9,687
Customer relationships, net of accumulated amortization of $189 and $145	3,054	3,018
Covenants not to compete, net of accumulated amortization of $8,315 and $8,304	9	20
Intangible pension asset	6,457	6,457

Total	$18,696	$19,182

The weighted average useful life of patents was 13 years, customer relationships were 20 years, and covenants not to compete was five years. Amortization expense for intangible assets was $678,000 and $752,000 for the three months ended March 31, 2006 and 2005, respectively.

The change in the carrying amount of goodwill by segment for the three months ended March 31, 2006, is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2005	$100,055	$18,126	$118,181
Foreign currency impact	(57)	90	33

Balance at March 31, 2006	$99,998	$18,216	$118,214

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2006	December 31, 2005
6.875% Senior Notes	$150,000	$150,000

Total	$150,000	$150,000
Less–current portion	—	—

Long–term portion	$150,000	$150,000

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. At March 31, 2006, the Company had available bank borrowing capacity, net of $18.4 million of letters of credit, of approximately $156.6 million, subject to certain financial covenant restrictions.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the quarter ended March 31, 2006 or during the year ended December 31, 2005.

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

The Refinancing Credit Agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and “change of control” of the Company. The Refinancing Credit Agreement includes the following covenants: a minimum interest coverage ratio of three, maximum debt to cash flow ratio of 3.25 and a minimum net worth of $180 million plus 50% of consolidated net income since September 30, 2003. The Company is in compliance with these measurements and covenants.

6.875% Senior Notes Due August 2013

In August 2003, the Company issued $150 million of Senior Notes due in 2013 (“Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.

The Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and are senior to all our existing and future subordinated indebtedness of the Company. The indenture under which the Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

8. EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	Pension Plans		Postretirement Plan
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$1,068	$944	$323	$197
Interest cost	1,971	1,964	654	663
Expected return on plan assets	(2,143)	(2,004)	—	—
Net amortization/deferrals	910	1,016	271	850

Net periodic benefit cost	$1,806	$1,920	$1,248	$1,710

Assumptions
Discount rate	5.21%	5.89%	5.43%	6.20%
Expected long-term rate of return	6.96%	7.38%	NA	NA
Rate of compensation increase	3.38%	3.41%	NA	NA

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $8.9 million to the pension plans during 2006 but expects that this level of funding will decrease in future periods. Rebalancing of the asset allocation occurs on a quarterly basis.

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

9. INCOME TAXES

The overall effective income tax rate was 36.2% and 36.6% for the three months ended March 31, 2006 and 2005, respectively.

10. EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended March 31,
In thousands, except per share	2006	2005
Basic earnings per share
Income from continuing operations applicable to common shareholders	$20,068	$9,343
Divided by
Weighted average shares outstanding	48,091	46,259
Basic earnings from continuing operations per share	$0.42	$0.20

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$20,068	$9,343
Divided by sum of the
Weighted average shares outstanding	48,091	46,259
Conversion of dilutive stock options and non-vested stock	650	726

Diluted shares outstanding	48,741	46,985
Diluted earnings from continuing operations per share	$0.41	$0.20

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

In thousands	Three Months Ended March 31, 2006
Balance at December 31, 2005	$16,158
Warranty provision	2,471
Warranty claim payments	(2,007)

Balance at March 31, 2006	$16,622

12. COMMITMENTS AND CONTINGENCIES

In 2001, the Company sold the operating assets and liabilities of a non-core business unit to that business unit’s management team. As part of the sale, Wabtec has guaranteed approximately $539,000 of bank debt of the buyer, which assists the buyer with certain working capital financing arrangements. The Company has no reason to believe that this debt will not be repaid or refinanced.

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

The GETS-GS litigation described in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2005 was settled in April of 2006 for $3.8 million which approximates the liability accrued.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

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

While the transactions are inconsequential and not material to the overall operations of Wabtec, they may result in potential penalties. Management has not concluded its investigation, but has informed Wabtec’s Audit Committee, Board of Directors, and the appropriate authorities. Wabtec has not recorded a reserve related to this matter as of March 31, 2006, because the Company’s potential exposure cannot be estimated based on management’s current assessment of the situation.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2005, filed on March 16, 2006. During the first three months of 2006, there were no material changes other than what is discussed above to the information described in Note 18 therein.

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

Transit Group consists of products for passenger transit vehicles (typically subways, commuter rail and buses) that include braking, coupling, and monitoring systems, climate control and door equipment engineered to meet individual customer specifications; and commuter locomotives. Revenues are derived from OEM and aftermarket sales as well as from repairs and services.

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

Beginning with the first quarter of 2006, the Company transferred certain operations from the Freight to Transit Group to reflect a shift in the markets and customers served by those operations. For the three-month period ended March 31, 2005, this reclassification increased Transit Group sales by about $16 million, and income from continuing operations before income taxes by $1.8 million. Prior period results have been adjusted for comparability purposes.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

Segment financial information for the three months ended March 31, 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$188,351	$74,058	$—	$262,409
Intersegment sales/(elimination)	3,287	117	(3,404)	—

Total sales	$191,638	$74,175	$(3,404)	$262,409

Income (loss) from operations	$41,497	$2,766	$(11,783)	$32,480
Interest expense and other	—	—	(1,004)	(1,004)

Income (loss) from continuing operations before income taxes	$41,497	$2,766	$(12,787)	$31,476

Segment financial information for the three months ended March 31, 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$166,211	$75,589	$—	$241,800
Intersegment sales/(elimination)	2,454	58	(2,512)	—

Total sales	$168,665	$75,647	$(2,512)	$241,800

Income (loss) from operations	$19,996	$4,222	$(5,859)	$18,359
Interest expense and other	—	—	(3,633)	(3,633)

Income (loss) from continuing operations before income taxes	$19,996	$4,222	$(9,492)	$14,726

14. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

Effective August 2003, the Company issued $150 million of Senior Notes due in 2013 (“Notes”). The obligations under the Notes are fully and unconditionally guaranteed by all U.S. subsidiaries as guarantors. In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

Balance Sheet as of March 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$134,682	$(7,725)	$64,499	$—	$191,456
Accounts Receivable	164	103,574	64,707	—	168,445
Inventories	—	86,628	42,033	—	128,661
Other Current Assets	18,553	4,083	3,586	—	26,222

Total Current Assets	153,399	186,560	174,825	—	514,784
Net Property, Plant and Equipment	5,521	95,101	60,758	—	161,380
Goodwill	8,521	76,727	32,966	—	118,214
Investment in Subsidiaries	822,824	155,202	24,755	(1,002,781)	—
Intangibles	9,198	24,629	4,816	—	38,643
Other Long Term Assets	13,809	4,258	11,350	—	29,417

Total Assets	$1,013,272	$542,477	$309,470	$(1,002,781)	$862,438

Current Liabilities	$16,576	$156,720	$65,502	$—	$238,798
Intercompany	200,533	(223,464)	22,931	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	233,347	(181,513)	8,990	—	60,824

Total Liabilities	600,456	(248,257)	97,423	—	449,622
Stockholders’ Equity	412,816	790,734	212,047	(1,002,781)	412,816

Total Liabilities and Stockholders’ Equity	$1,013,272	$542,477	$309,470	$(1,002,781)	$862,438

Balance Sheet for December 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash	$87,899	$(2,758)	$56,224	$—	$141,365
Accounts Receivable	145	135,281	71,465	—	206,891
Inventory	—	73,419	37,454	—	110,873
Other Current Assets	17,519	2,195	4,083	—	23,797

Total Current Assets	105,563	208,137	169,226	—	482,926
Net Property, Plant and Equipment	3,843	93,108	64,650	—	161,601
Goodwill	8,521	76,728	32,932	—	118,181
Investment in Subsidiaries	781,663	155,201	24,755	(961,619)	—
Intangibles	9,396	24,982	4,751	—	39,129
Other Long Term Assets	13,980	9,806	10,734	—	34,520

Total Assets	$922,966	$567,962	$307,048	$(961,619)	$836,357

Current Liabilities	$19,287	$155,992	$66,200	$—	$241,479
Intercompany	320,568	(348,912)	28,344	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	53,904	3,065	8,702	—	65,671

Total Liabilities	543,759	(189,855)	103,246	—	457,150
Stockholders’ Equity	379,207	757,817	203,802	(961,619)	379,207

Total Liabilities and Stockholders’ Equity	$922,966	$567,962	$307,048	$(961,619)	$836,357

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

Income Statement for the Three Months Ended March 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$199,956	$99,493	$(37,040)	$262,409
Cost of Sales	737	(140,016)	(79,726)	31,686	(187,319)

Gross Profit (Loss)	737	59,940	19,767	(5,354)	75,090
Operating Expenses	(13,454)	(20,386)	(8,770)	—	(42,610)

Operating Profit (Loss)	(12,717)	39,554	10,997	(5,354)	32,480
Interest (Expense) Income	(4,542)	2,972	446	—	(1,124)
Other (Expense) Income	(346)	337	129	—	120
Equity Earnings	41,000	(2,154)	—	(38,846)	—

Income (Loss) From Continuing Operations Before Income Tax	23,395	40,709	11,572	(44,200)	31,476
Income Tax Expense	(3,349)	(4,063)	(3,996)	—	(11,408)

Income (Loss) from Continuing Operations	20,046	36,646	7,576	(44,200)	20,068
Discontinued Operations	—	(27)	5	—	(22)

Net Income (Loss)	$20,046	$36,619	$7,581	$(44,200)	$20,046

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended March 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$178,684	$97,128	$(34,012)	$241,800
Cost of Sales	1,257	(135,668)	(79,635)	29,258	(184,788)

Gross Profit (Loss)	1,257	43,016	17,493	(4,754)	57,012
Operating Expenses	(10,299)	(19,932)	(8,422)	—	(38,653)

Operating Profit (Loss)	(9,042)	23,084	9,071	(4,754)	18,359
Interest (Expense) Income	(4,111)	1,725	(98)	—	(2,484)
Other (Expense) Income	(368)	718	(1,499)	—	(1,149)
Equity Earnings	21,425	2,258	—	(23,683)	—

Income (Loss) From Continuing Operations Before Income Tax	7,904	27,785	7,474	(28,437)	14,726
Income Tax Benefit (Expense)	1,344	(3,825)	(2,902)	—	(5,383)

Income (Loss) From Continuing Operations	9,248	23,960	4,572	(28,437)	9,343
Discontinued Operations	—	—	(95)	—	(95)

Net Income (Loss)	$9,248	$23,960	$4,477	$(28,437)	$9,248

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$41,601	$33,466	$14,181	$(44,200)	$45,048
Net Cash (Used in) Provided by Investing Activities	(111)	(1,814)	689	—	(1,236)
Net Cash Provided by (Used in) Financing Activities	5,293	(36,619)	(7,581)	44,200	5,293
Effect of Changes in Currency Exchange Rates	—	—	986	—	986

Increase (Decrease) in Cash	46,783	(4,967)	8,275	—	50,091
Cash at Beginning of Period	87,899	(2,758)	56,224	—	141,365

Cash at End of Period	$134,682	$(7,725)	$64,499	$—	$191,456

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(6,359)	$35,720	$11,385	$(28,437)	$12,309
Net Cash Used in Investing Activities	(557)	(38,470)	(1,575)	—	(40,602)
Net Cash Provided by (Used in) Financing Activities	4,563	(23,960)	(4,494)	28,437	4,546
Effect of Changes in Currency Exchange Rates	—	—	(3,360)	—	(3,360)

(Decrease) Increase in Cash	(2,353)	(26,710)	1,956	—	(27,107)
Cash at Beginning of Period	41,117	24,849	29,291	—	95,257

Cash at End of Period	$38,764	$(1,861)	$31,247	$—	$68,150

15. OTHER INCOME (EXPENSE)

The components of other income (expense) are as follows:

	Three Months Ended March 31,
In thousands	2006	2005
Foreign currency gain (loss)	$386	$(976)
Other miscellaneous expense	(266)	(173)

Total other income (expense)	$120	$(1,149)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2005 Annual Report on Form 10-K, filed March 16, 2006.

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 80 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In the first three months of 2006, about 30% percent of the Company’s revenues came from outside the U.S.

Management Review and Future Outlook

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

Freight rail industry statistics, such as carloadings and orders for new freight cars, are continuing to improve in 2006. Deliveries of new freight cars increased to 68,657 in 2005, and orders increased to 80,703. As a result, at year-end the backlog of freight cars ordered was 69,408. This trend continued in the first quarter of 2006, with orders climbing to 35,991, deliveries of 18,542, and a backlog of 86,857. Sales in our freight segment have benefited from that trend. Following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog
First quarter 2004	17,962	10,012	42,242
Second quarter 2004	19,770	10,071	51,446
Third quarter 2004	20,315	11,790	61,052
Fourth quarter 2004	12,244	14,419	58,677

	70,291	46,292

First quarter 2005	17,563	15,781	59,416
Second quarter 2005	19,132	17,914	60,544
Third quarter 2005	17,439	16,987	60,986
Fourth quarter 2005	26,569	17,975	69,408

	80,703	68,657

First quarter 2006	35,991	18,542	86,857

Deliveries of transit cars were 918 and 819 for the years ended December 31, 2005 and 2004, respectively. Deliveries of locomotives were 1,106 and 1,202 for the years ended December 31, 2005 and 2004, respectively.

Source: Railway Supply Institute and Management Estimates

Carloadings and Intermodal Units Originated have increased over the past three years reflecting higher rail traffic and ultimately better opportunities for maintenance and aftermarket sales for the Company:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2004	4,296	4,327	4,267	4,171	17,061
2005	4,403	4,366	4,309	4,135	17,213
2006	4,338	n/a	n/a	n/a	n/a

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2004	2,585	2,750	2,810	2,849	10,994
2005	2,781	2,885	2,992	3,036	11,694
2006	2,937	n/a	n/a	n/a	n/a

Source: Association of American Railroads—Weekly Rail Traffic

In addition to this cyclical rebound in orders and rail traffic, we expect to generate future increases in sales and earnings from executing our four-point growth strategy:

•	Global and Market Expansion;

•	Aftermarket Products and Services;

•	New Products and Technologies; and

•	Acquisitions.

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

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2006	2005
Net sales	$262.4	$241.8
Cost of sales	(187.3)	(184.8)

Gross profit	75.1	57.0
Selling, general and administrative expenses	(33.6)	(29.0)
Engineering expenses	(8.1)	(8.7)
Amortization expense	(0.9)	(1.0)

Total operating expenses	(42.6)	(38.7)
Income from operations	32.5	18.3
Interest expense, net	(1.1)	(2.5)
Other income (expense), net	0.1	(1.1)

Income from continuing operations before income taxes	31.5	14.7
Income tax expense	(11.4)	(5.4)

Income from continuing operations	20.1	9.3
Loss from discontinued operations	(0.1)	(0.1)

Net income	$20.0	$9.2

FIRST QUARTER 2006 COMPARED TO FIRST QUARTER 2005

The following table summarizes the results of operations for the period:

	Three months ended March 31,
In thousands	2006	2005	Percent Change
Net sales	$262,409	$241,800	8.5%
Income from operations	32,480	18,359	76.9%
Net income	20,046	9,248	116.8%

Net sales increased by 8.5% from $241.8 million in the first quarter of 2005 to $262.4 million in the same period in 2006, primarily as a result of increased sales of freight car components, and price increases. Aftermarket parts sales also increased because of carloadings and intermodal units originated. The Company did not realize any significant net sales change from foreign exchange. Net income for the first quarter of 2006 was $20 million or $0.41 per diluted share. Net income for the first quarter of 2005 was $9.2 million or $0.20 per diluted share. This increase in net income was primarily due to increased sales volume, price increases, and improved profitability on the Company’s locomotive modules contract.

Net sales Beginning with the first quarter of 2006, the Company transferred certain operations from the Freight to Transit Group to reflect a shift in the markets and customers served by those operations. Prior period results have been adjusted for comparability purposes. For the three-month period ended March 31, 2005, this reclassification increased Transit Group sales by about $16 million. The following table shows the Company’s net sales by business segment:

	Three months ended March 31,
In thousands	2006	2005
Freight Group	$188,351	$166,211
Transit Group	74,058	75,589

Net sales	$262,409	$241,800

Net sales for the first quarter of 2006 increased $20.6 million, or 8.5%, as compared to the same period of 2005. Sales increased in the Freight Group reflecting higher sales of pneumatic air brake components related to increased deliveries of freight cars. Industry deliveries of new freight cars for the first quarter of 2006 increased to 18,542 units as compared to 15,781 in the same period of 2005. Freight Group aftermarket sales remained consistent with the prior year quarter. Transit Group sales declined slightly from $75.6 million in the first quarter of 2005, to $74.1 million for the same quarter in 2006. This is primarily the result of lower transit car OEM activity offset by increased aftermarket sales. Transit car OEM volume is expected to increase during 2007 with the ramp up of certain large contracts.

Gross profit Gross profit increased to $75.1 million in the first quarter of 2006 compared to $57 million in the same period of 2005. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the first quarter of 2006, gross profit, as a percentage of sales, was 28.6% compared to 23.6% in 2005. This increase in gross profit percentage is due to a variety of factors including improved performance of a locomotive module contract which was profitable in the first quarter of 2006, compared to a loss of $4.1 million in the first quarter of 2005. Other factors include increased sales volume, a favorable product mix, price increases, and certain continuing cost reductions. The provision for warranty expense was $1 million higher than the prior-year quarter, which negatively impacted gross profit. The Company is continuing to take action to improve margins in future quarters, including price increases and ongoing initiatives to increase productivity and efficiency.

Operating expenses The following table shows our operating expenses:

	Three months ended March 31,
In thousands	2006	2005	Percent Change
Selling, general and administrative expenses	$33,628	$29,012	15.9%
Engineering expenses	8,115	8,670	(6.4)%
Amortization expense	867	971	(10.7)%

Total operating expenses	$42,610	$38,653	10.2%

Operating expenses increased $4 million in the first quarter of 2006 compared to the same period of 2005. These expenses were 16.2% and 16.0% of sales for the quarters ended March 31, 2006 and 2005, respectively. The overall increase is due to expense recognized in connection with the adoption of SFAS 123(R) and certain other share-based compensation accruals for long-term incentive plans. During 2005, operating expenses included an information technology asset writeoff of $1.1 million.

Income from operations Income from operations totaled $32.5 million (or 12.4% of sales) in the first quarter of 2006 compared with $18.4 million (or 7.6% of sales) in the same period of 2005. The increase was due to higher sales, partially offset by increased operating expenses.

Interest expense, net Interest expense, net decreased 54.8% in the first quarter of 2006 compared to the same period of 2005 primarily due to the Company’s overall higher cash balances and rising interest rates, resulting in higher interest income.

Other income (expense), net The Company recorded foreign exchange income of $386,000 and expense of $976,000, respectively, in the first quarter of 2006 and 2005, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 36.2% and 36.6% for the first quarter of 2006 and 2005, respectively.

Net income Net income for the first quarter of 2006 increased $10.8 million, compared with the same period of 2005. The increase was due to higher sales and improved profitability, partially offset by increased operating expenses.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data.

	Three months ended March 31,
In thousands	2006	2005
Cash provided (used) by:
Operating activities	$45,048	$12,309
Investing activities	(1,236)	(40,602)
Financing activities	5,293	4,546
Earnings before interest, taxes, depreciation and amortization (EBITDA)	38,658	23,846

Management utilizes EBITDA as a measure of liquidity. The following is a reconciliation of EBITDA to net cash provided by operating activities:

	Three months ended March 31,
In thousands	2006	2005
Net cash provided by operating activities	$45,048	$12,309
Change in operating assets and liabilities	(14,920)	3,692
Change from stock-based compensation expense	(4,372)	(151)
Change from discontinued operations	370	129
Interest expense	1,124	2,484
Income tax expense	11,408	5,383

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$38,658	$23,846

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

Operating activities Cash provided by operations in the first three months of 2006 was $45 million as compared to $12.3 million in the same period of 2005. The cash provided in 2006 consisted mainly of net income of $20 million and depreciation and amortization of $6.1 million. Working capital, excluding the impact of currency exchange rates decreased $20.2 million, as inventory increased $17.9 million, accounts payable and accruals decreased $9.5 million, and accounts receivable decreased $38 million. Inventory increased due to timing of purchases for certain contracts. Accounts receivable decreased because of collection of progress billings on certain customer contracts.

Investing activities In the first three months of 2006 and 2005, cash used in investing activities was $1.2 million and $40.6 million, respectively. In 2005, The Company acquired the assets of Rütgers Rail S.p.A. for $35.6 million, net of cash received. Capital expenditures were $3.3 million and $6 million in the first three months of 2006 and 2005, respectively. The majority of capital expenditures for these periods relates to upgrades to and replacement of existing equipment.

Financing activities In the first three months of 2006 and 2005, cash provided by financing activities was $5.3 million and $4.5 million, respectively. The cash provided in both 2006 and 2005 included $4 million and $5 million, respectively, of proceeds from the issuance of treasury stock for stock options and other benefit plans, offset by about $500,000 of dividend payments.

The following table shows our outstanding indebtedness at March 31, 2006 and December 31, 2005. The other term loan interest rates are variable and dependent on market conditions.

In thousands	March 31, 2006	December 31, 2005
6.875% Senior Notes due 2013	$150,000	$150,000

Total	$150,000	$150,000
Less-current portion	—	—

Long-term portion	$150,000	$150,000

Cash balance at March 31, 2006 and December 31, 2005 was $191.5 million and $141.4 million, respectively.

Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. At March 31, 2006, the Company had available bank borrowing capacity, net of $18.4 million of letters of credit, of approximately $156.6 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the quarter ended March 31, 2006 year ended December 31, 2005.

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

The Refinancing Credit Agreement contains customary events of default, including payment defaults, failure of representations or warranties to be true in any material respect, covenant defaults, defaults with respect to other indebtedness of the Company, bankruptcy, certain judgments against the Company, ERISA defaults and “change of control” of the Company. The Refinancing Credit Agreement includes the following covenants: a minimum interest coverage ratio of three, maximum debt to cash flow ratio of 3.25 and a minimum net worth of $180 million plus 50% of consolidated net income since September 30, 2003. The Company is in compliance with these measurements and covenants.

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

In 2001, we sold the operating assets and liabilities of a non-core business unit to its management team. As part of the sale, we guaranteed approximately $539,000 of bank debt of the buyer, which assists the buyer with certain working capital financing arrangements. We have no reason to believe that this debt will not be repaid or refinanced.

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

Critical Accounting Policies

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, environmental matters, warranty reserves, the testing of goodwill and other intangibles for impairment, proceeds on assets to be sold, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. A discussion of the judgments and uncertainties associated with accounting for derivatives and environmental matters can be found in the “Notes to Consolidated Financial Statements” included elsewhere in this report.

On January 1, 2006, Wabtec adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires the company to recognize compensation expense for stock-based compensation based on the fair value of the share-based employee grants. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Wabtec elected the modified prospective application method for adoption, and prior periods financial statements have not been restated.

SFAS No. 123(R) requires Wabtec to recognize compensation expense for stock-based compensation ratably over the requisite service period based on the fair value of the grant. Using the Black Scholes pricing model, determining the fair value of stock options at grant date requires judgment including estimates for the average risk-free interest rate, expected volatility, expected exercise behavior, expected dividend yield, and expected forfeitures. If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted. Compensation expense for the Employee Stock Purchase Plan, and Non-Vested Stock awards are based on fair market values determined at the date of award.

Prior to the adoption of SFAS No. 123(R), the company accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounts Receivable and Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts to cover anticipated losses on uncollectible accounts receivable.	The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.	If our estimates regarding the collectibility of troubled accounts, and/or our actual losses within our receivable portfolio exceed our historical experience, we may be exposed to the expense of increasing our allowance for doubtful accounts.

Inventories:

Inventories are stated at the lower of cost or market.	Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead.	If the market value of our products were to decrease due to changing market conditions, the Company could be at risk of incurring the cost of additional reserves to adjust inventory value to a market value lower than stated cost.

Inventory is reviewed to ensure that an adequate provision is recognized for excess, slow moving and obsolete inventories.	The Company compares inventory components to prior year sales history and current backlog and anticipated future requirements. To the extent that inventory parts exceed estimated usage and demand, a reserve is recognized to reduce the carrying value of inventory. Also, specific reserves are established for known inventory obsolescence.	If our estimates regarding sales and backlog requirements are inaccurate, we may be exposed to the expense of increasing our reserves for slow moving and obsolete inventory.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill and Indefinite-Lived Intangibles:

Goodwill and indefinite-lived intangibles are required to be tested for impairment at least annually. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill).	We use a combination of a guideline public company market approach and a discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Income Taxes:

As a global company, Wabtec records an estimated liability or benefit for income and other taxes based on what it determines will likely be paid in various tax jurisdictions in which it operates.	The estimate of our tax obligations are uncertain because management must use judgment to estimate the exposures associated with our various filing positions.

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

Revenue Recognition:

Revenue is recognized in accordance with Staff Accounting Bulletins (SABs) 101, “Revenue Recognition in Financial Statements” and 104 “Revision of Topic 13.”	Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.	Should market conditions and customer demands dictate changes to our standard shipping terms, the Company may be impacted by longer than typical revenue recognition cycles.

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined.	For long-term contracts, revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined.	Provisions are made currently for estimated losses on uncompleted contracts.

Certain pre-production costs relating to long term production and supply contracts have been deferred and will be recognized over the life of the contracts.	Pre-production costs are recognized over the expected life of the contract usually based on the Company’s progress toward the estimated number of units expected to be delivered under the production or supply contract.	A charge to expense for unrecognized portions of pre-production costs could be realized if the Company’s estimate of the number of units to be delivered changes or the underlying contract is cancelled.

Recent Accounting Pronouncements

See Notes 2 and 6 of “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. There was no outstanding variable-rate debt at March 31, 2006.

Foreign Currency Exchange Risk

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of March 31, 2006, we had several such instruments outstanding to hedge currency rate fluctuation in 2006.

The Company entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of March 31, 2006, the Company has forward contracts with a notional value of $45 million CAD (or $37.7 million U.S.), with an average exchange rate of $0.838 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $609,000, net of tax.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first three months of 2006, approximately 69% of Wabtec’s net sales are in the United States, 11% in Canada, 2% in Mexico, and 18% in other international locations, primarily Europe.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2006. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

Except as disclosed in Note 12 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended March 31, 2006, there have been no other material changes to report regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2005.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 5.	OTHER INFORMATION

On February 16, 2006 the Company’s Board of Directors granted non-vested stock to officers of the Company under the Company’s 2000 Stock Incentive Plan as follows:

Officer	Shares
Anthony J. Carpani	9,000
Patrick D. Dugan	1,500
Alvaro Garcia-Tunon	9,000
Timothy J. Logan	9,000
Albert J. Neupaver	32,500
Barry L. Pennypacker	9,000
George A. Socher	1,500
Scott E. Wahlstrom	9,000
Timothy R. Wesley	9,000

Total	89,500

The form of non-vested stock agreement is attached hereto as Exhibit 10.4.

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, dated as of January 6, 2006, filed as an exhibit to Form 8-K filed on January 9, 2006.

10.1	Employment Agreement with Albert J. Neupaver dated effective February 1, 2006, filed herewith (exhibits omitted will be provided to SEC upon request).

10.2	Amended and Restated Stock Incentive Plan, filed as Annex A to Company’s Schedule 14A filed on April 13, 2006.

10.3	Amended and Restated Director Plan, filed as Annex B to the Company’s Schedule 14A filed on April 13, 2006.

10.4	Form of Restricted Stock Agreement, filed herewith.

10.5	Restricted Stock Agreement with Albert J. Neupaver dated February 1, 2006, filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon, Senior Vice President,
Chief Financial Officer and Secretary

DATE:	May 10, 2006

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
3.1

Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company, dated as of January 6, 2006, filed as an exhibit to Form 8-K filed on January 9, 2006.

10.1	Employment Agreement with Albert J. Neupaver dated effective February 1, 2006, filed herewith (exhibits omitted and will be provided to SEC upon request).

10.2	Amended and Restated Stock Incentive Plan, filed as Annex A to Company’s Schedule 14A filed on April 13, 2006.

10.3	Amended and Restated Director Plan, filed as Annex B to the Company’s Schedule 14A filed on April 13, 2006.

10.4	Form of Restricted Stock Agreement, filed herewith.

10.5	Restricted Stock Agreement with Albert J. Neupaver dated February 1, 2006, filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer