Form 10-Q
period 2006-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2006-08-07
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2006
[Common Stock, $.01 par value per share]	48,772,584 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

June 30, 2006 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$238,907	$141,365
Accounts receivable	162,993	206,891
Inventories	139,737	110,873
Deferred income taxes	15,612	15,838
Other current assets	12,444	7,959

Total current assets	569,693	482,926
Property, plant and equipment	372,344	358,759
Accumulated depreciation	(207,848)	(197,158)

Property, plant and equipment, net	164,496	161,601
Other Assets
Goodwill	119,270	118,181
Other intangibles, net	38,100	39,129
Deferred income taxes	18,526	18,428
Other noncurrent assets	10,364	16,092

Total other assets	185,260	191,830

Total Assets	$920,449	$836,357

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$80,555	$93,551
Accrued income taxes	11,557	4,427
Customer deposits	93,750	71,098
Accrued compensation	23,272	25,274
Accrued warranty	17,557	16,158
Other accrued liabilities	28,754	30,971

Total current liabilities	255,445	241,479
Long-term debt	150,000	150,000
Reserve for postretirement and pension benefits	43,347	44,428
Deferred income taxes	7,582	7,381
Other long-term liabilities	10,230	13,862

Total liabilities	466,604	457,150
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,659,930 and 48,002,819 outstanding at June 30, 2006 and December 31, 2005, respectively.	662	662
Additional paid-in capital	309,944	294,209
Treasury stock, at cost, 17,514,837 and 18,171,948 shares, at June 30, 2006 and December 31, 2005, respectively	(217,253)	(225,483)
Retained earnings	376,974	336,744
Accumulated other comprehensive loss	(16,482)	(26,925)

Total shareholders’ equity	453,845	379,207

Total Liabilities and Shareholders’ Equity	$920,449	$836,357

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended June 30		Unaudited Six Months Ended June 30
In thousands, except per share data	2006	2005	2006	2005
Net sales	$261,902	$266,297	$524,311	$508,097
Cost of sales	(185,161)	(200,122)	(372,480)	(384,910)

Gross profit	76,741	66,175	151,831	123,187
Selling, general and administrative expenses	(32,313)	(30,623)	(65,941)	(59,635)
Engineering expenses	(8,023)	(8,183)	(16,138)	(16,853)
Amortization expense	(859)	(1,073)	(1,726)	(2,044)

Total operating expenses	(41,195)	(39,879)	(83,805)	(78,532)
Income from operations	35,546	26,296	68,026	44,655
Other income and expenses
Interest expense, net	(420)	(2,165)	(1,544)	(4,649)
Other expense, net	(1,623)	(687)	(1,503)	(1,836)

Income from continuing operations before income taxes	33,503	23,444	64,979	38,170
Income tax expense	(11,721)	(8,511)	(23,129)	(13,894)

Income from continuing operations	21,782	14,933	41,850	24,276
Discontinued operations
(Loss) income from discontinued operations (net of tax)	(637)	218	(659)	123

Net income	$21,145	$15,151	$41,191	$24,399

Earnings Per Common Share
Basic
Income from continuing operations	$0.45	$0.32	$0.87	$0.52
(Loss) income from discontinued operations	(0.01)	—	(0.02)	0.01

Net income	$0.44	$0.32	$0.85	$0.53

Diluted
Income from continuing operations	$0.44	$0.31	$0.86	$0.51
(Loss) income from discontinued operations	(0.01)	0.01	(0.02)	.01

Net income	$0.43	$0.32	$0.84	$0.52

Weighted average shares outstanding
Basic	48,451	46,862	48,210	46,452
Diluted	49,092	47,544	48,851	47,157

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
	2006	2005
In thousands		Revised
Operating Activities
Net income	$41,191	$24,399
Stock-based compensation expense	5,981	625
Adjustments to reconcile net income to net cash provided by operations:
Discontinued operations	(1,154)	(20)
Depreciation and amortization	11,859	13,352
Excess income tax benefits from exercise of stock options	(4,215)	—
Changes in operating assets and liabilities
Accounts receivable	39,876	(18,812)
Inventories	(30,989)	(14,842)
Accounts payable	(12,755)	14,276
Accrued income taxes	22,279	10,189
Accrued liabilities and customer deposits	(10,977)	1,559
Other assets and liabilities	12,401	(437)

Net cash provided by operating activities	73,497	30,289
Investing Activities
Purchase of property, plant and equipment	(8,969)	(11,452)
Disposals of property, plant and equipment	—	975
Acquisition of business, net of cash received	—	(36,405)
Sale of discontinued operations	3,018	—
Discontinued operations	—	(2)

Net cash used for investing activities	(5,951)	(46,884)
Financing Activities
Repayments of long term debt	—	(107)
Proceeds from the issuance of treasury stock for stock options and other benefit plans	9,895	16,500
Excess income tax benefits from exercise of stock options	4,215	—
Cash dividends ($0.02 per share for the six months ended June 30, 2006 and 2005)	(969)	(932)

Net cash provided by financing activities	13,141	15,461
Effect of changes in currency exchange rates	16,855	(7,271)

(Decrease) increase in cash	97,542	(8,405)
Cash, beginning of year	141,365	95,257

Cash, end of period	$238,907	$86,852

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 80 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In the first six months of 2006, about 32 percent of the Company’s revenues came from outside the U.S.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $6.9 million and $4.9 million at June 30, 2006 and December 31, 2005, respectively.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

Stock-Based Compensation Effective January 1, 2006, Wabtec adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which requires the company to recognize compensation expense for stock-based compensation based on the grant date fair value. This expense must be recognized ratably over the requisite service period following the date of grant. Wabtec has elected the modified prospective transition method for adoption, and prior periods financial statements have not been restated. Prior to January 1, 2006, Wabtec accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations.

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

In thousands, except per share	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income as reported	$15,151	$24,399
Stock based compensation expense under FAS123, net of tax of $162 and $348	283	604

Pro forma	$14,868	$23,795
Basic earnings per share
As reported	$0.32	$0.53
Pro forma	0.32	0.51
Diluted earnings per share
As reported	$0.32	$0.52
Pro forma	0.31	0.50

Stock-Based Plans Stock options have been granted at not less than market prices on the dates of grant. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. In January 2006, Wabtec granted 32,000 stock options to certain individuals. The Company has now adopted a non-vested stock plan and issued 200,500 awards to executives in February 2006. The non-vested stock generally vests over four years from the date of grant. In addition, the Company established in 2004, a stock-based incentive plan for eligible employees. The plan provides stock awards which vest upon attainment of certain three year performance targets. Wabtec also sponsors an employee stock purchase plan, whereby participants can purchase the Company’s common stock at a discount of about 15% of the lesser of fair market value on the first or last day of each offering period.

Stock based compensation was $6.0 million and $625,000 for the six months ended June 30, 2006 and 2005, respectively. This included $5 million and $625,000, respectively, related to non-vested stock and the stock awards under the incentive plan, the accounting for which was not impacted significantly by the adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), compensation expense increased by $291,000 and $670,000 for the three and six month periods ended June 30, 2006, respectively, and basic and diluted earnings per share decreased by about $0.01 and $0.01, respectively. At June 30, 2006, unamortized compensation expense related to those stock options, non-vested shares and stock awards expected to vest totaled $15.3 million and will be recognized over a weighted average period of 1.8 years.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

Wabtec uses a Black-Scholes pricing model to estimate fair value at grant date for future option grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and six months ended June 30,
	2006	2005
Dividend yield	.3%	.3%
Risk-free interest rate	4.27%	4.6%
Stock price volatility	43.4	44.3
Expected life (years)	5.0	5.0

The dividend yield is based on the Company’s dividend rate and the current market price of the underlying common stock at the date of grant. Expected life in years is determined from historical stock option exercise data. Expected volatility is based on the historical volatility of Wabtec stock. The risk-free interest rate is based on the U.S. Treasury bond rates for the expected life of the option.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Beginning of year—January 1, 2006	2,204,065	$13.98		$28,477
Granted	32,000	26.66		344
Exercised	(610,887)	14.37		12,071
Canceled	—	—		—

Year to date—June 30, 2006	1,625,178	$14.08	5.8	$37,896

Exercisable	1,346,156	$13.23	5.3	$32,535

Weighted average fair value of options granted during 2006	$11.19

The following table summarizes the non-vested stock and stock awards activity and related information for the period indicated:

	Non-Vested Stock	Stock Awards	Weighted Average FMV
Outstanding at January 1, 2006	—	518,666	$15.83
Granted	200,500	187,000	34.06
Canceled	—	(4,000)	16.11

Outstanding at June 30, 2006	200,500	701,666	$27.75

As of June 30, 2006, stock awards issued under the incentive plan are awarded but not vested. These stock awards will vest based upon the achievement of certain financial goals for each three year periods ending December 31, 2006, 2007 and 2008, respectively. The stock awards included in the table above represent the maximum number of shares that may ultimately vest. As of June 30, 2006, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

Financial Derivatives and Hedging Activities The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of June 30, 2006, the Company had forward contracts with a notional value of $30.0 million CAD (or $25.2 million U.S.), with an average exchange rate of $.84 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $1.1 million, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange loss was $1.3 million and $637,000 for the three months ended June 30, 2006 and 2005, respectively, and $930,000 and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.

Other Comprehensive Income (Loss) Comprehensive income (loss) is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, foreign currency hedges and pension related adjustments. Six month changes in the table below, adjust components of accumulated other comprehensive income (loss). Total comprehensive income was:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005
Net income	$21,145	$15,151	$41,191	$24,399
Foreign currency translation adjustment	9,928	(5,203)	10,220	(7,281)
Unrealized loss on foreign exchange contracts, net of tax	492	(1,303)	224	(2,092)

Total comprehensive income	$31,565	$8,645	$51,635	$15,026

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

As reflected on the balance sheet as a component of equity, components of accumulated other comprehensive income (loss) consisted of the following:

In thousands	June 30, 2006	December 31, 2005
Foreign currency translation adjustment	$8,744	$(1,476)
Unrealized gains on foreign exchange contracts, net of tax	1,100	877
Additional minimum pension liability, net of tax	(26,326)	(26,326)

Total accumulated comprehensive loss	$(16,482)	$(26,925)

Reclassifications Certain prior year amounts have been reclassified where necessary, to conform to the current year presentation.

Recent Accounting Pronouncements In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. Wabtec is currently evaluating the impact of this statement on the company.

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

For pro forma purposes, this acquisition would only impact the results for the six months ended June 30, 2005, as CoFren was included in its entirety for all periods beginning afterwards. The following unaudited pro forma financial information presents income statement results as if the acquisition had occurred January 1, 2005:

In thousands, except per share	Six months ended June 30, 2005
Net sales	$513,833
Gross profit	124,752
Net income	24,509
Diluted earnings per share
As reported	$0.53
Pro forma	0.52

With the acquisition of Rutgers Rail, S.p.A., the Company decided to offer for sale a non-core product division. As part of the purchase accounting, the net amount of this division had been revalued to its estimated net realizable value and had been classified as assets held for sale, which is included in other noncurrent assets on the balance sheet.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

At March 31, 2006, the sale of this division was completed for approximately $2.0 million in cash, subject to a working capital adjustment which is expected to be finalized with the buyer in the 3rd quarter. The assets sold primarily included transit car interior products and services for customers located in Europe. This sale resulted in a loss of approximately $740,000 subject to the working capital adjustment mentioned earlier. Also, in the fourth quarter of 2005, the Company decided to liquidate its bus door joint venture in China.

In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005
Net sales	$3	$3,251	$2,600	$6,335
Income/(loss) before income taxes	(522)	377	(497)	253
Income tax expense	115	159	162	130

Loss from discontinued operations	$(637)	$218	$(659)	$123

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	June 30, 2006	December 31, 2005
Raw materials	$42,751	$38,724
Work-in-process	74,716	54,953
Finished goods	22,270	17,196

Total inventory	$139,737	$110,873

5. RESTRUCTURING AND IMPAIRMENT CHARGES

In the first six months of 2005, the Company recorded restructuring and asset impairment charges totaling $2.3 million related to consolidating two U.K. facilities into one, relocating a product line from Canada to the U.S., and completion of a data center migration. These charges consisted of severance costs of $593,000 for 43 employees, relocation and other costs of $469,000 and asset write-offs of $1.2 million. All but $475,000 of these costs were paid for in the first six months of 2005.

In the fourth quarter of 2005, the Company recorded restructuring charges related to consolidating facilities of about $800,000. As of June 30, 2006, these costs have not been paid.

On July 19, 2006, the Board of Directors approved a restructuring plan to improve the profitability and efficiency of certain business units. As part of the plan, Wabtec will downsize two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. The restructuring plan will result in the recognition of $11 million of expenses, pre-tax, primarily for pension-related curtailment and settlement charges and fixed asset write downs for idled assets. These expenses will be recognized in the second half of 2006 and the first half of 2007.

6. INTANGIBLES

Goodwill on the balance sheet is $119.3 million at June 30, 2006 and $118.2 million at December 31, 2005.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

As of June 30, 2006 and December 31, 2005, the Company’s trademarks had a net carrying amount of $20.0 million and $19.9 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	June 30, 2006	December 31, 2005
Patents and other, net of accumulated amortization of $26,232 and $22,459	$8,503	$9,987
Customer relationships, net of accumulated amortization of $242 and $145	3,170	3,018
Covenants not to compete, net of accumulated amortization of $8,324 and $8,304	—	20
Intangible pension asset	6,457	6,457

Total	$18,130	$19,182

The weighted average useful life of patents was 13 years, customer relationships were 20 years and covenants not to compete was five years. Amortization expense for intangible assets was $675,000 and $1.4 million for the three and six months ended June 30, 2006, and $859,000 and $1.6 million for the three and six months ended June 30, 2005.

The change in the carrying amount of goodwill by segment for the six months ended June 30, 2006 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2005	$100,055	$18,126	$118,181
Foreign currency impact	579	510	1,089

Balance at June 30, 2006	$100,634	$18,636	$119,270

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	June 30, 2006	December 31, 2005
6.875% Senior Notes	$150,000	$150,000

Total	$150,000	$150,000
Less—current portion	—	—

Long-term portion	$150,000	$150,000

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

December 2010. At June 30, 2006, the Company had available borrowing capacity, net of $23.9 million of letters of credit, of approximately $151.1 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the six months ended June 30, 2006 or during the year ended December 31, 2005.

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

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

8. EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	Pension Plans		Postretirement Plan
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$1,085	$703	$325	$279
Interest cost	1,996	1,939	656	543
Expected return on plan assets	(2,169)	(1,954)	—	—
Net amortization/deferrals	918	886	272	(368)

Net periodic benefit cost	$1,830	$1,574	$1,253	$454

Assumptions
Discount rate	5.21%	5.94%	5.43%	6.20%
Expected long-term rate of return	6.96%	7.20%	NA	NA
Rate of compensation increase	3.38%	4.10%	NA	NA

	Pension Plans		Postretirement Plan
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$2,153	$1,647	$648	$476
Interest cost	3,967	3,903	1,310	1,206
Expected return on plan assets	(4,312)	(3,958)	—	—
Net amortization/deferrals	1,828	1,902	543	482

Net periodic benefit cost	$3,636	$3,494	$2,501	$2,164

Assumptions
Discount rate	5.21%	5.94%	5.43%	6.20%
Expected long-term rate of return	6.96%	7.20%	NA	NA
Rate of compensation increase	3.38%	4.10%	NA	NA

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $9.4 million to the pension plans during 2006 but expects that this level of funding will decrease in future periods. Rebalancing of the asset allocation occurs on a quarterly basis.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

9. INCOME TAXES

The overall effective income tax rate was 35.0% and 35.6% for the three and six months ended June 30, 2006 and 36.4% and 36.5% for the three and six months ended June 30, 2005, respectively.

10. EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended June 30,
In thousands, except per share	2006	2005
Basic earnings per share
Income from continuing operations applicable to common shareholders	$21,782	$14,933
Divided by
Weighted average shares outstanding	48,451	46,862
Basic earnings from continuing operations per share	$0.45	$0.32

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$21,782	$14,933
Divided by sum of the
Weighted average shares outstanding	48,451	46,862
Conversion of dilutive stock options	641	682

Diluted shares outstanding	49,092	47,544
Diluted earnings from continuing operations per share	$0.44	$0.31

	Six Months Ended June 30,
In thousands, except per share	2006	2005
Basic earnings per share
Income from continuing operations applicable to common shareholders	$41,850	$24,276
Divided by
Weighted average shares outstanding	48,210	46,452
Basic earnings from continuing operations per share	$0.87	$0.52

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$41,850	$24,276
Divided by sum of the
Weighted average shares outstanding	48,210	46,452
Conversion of dilutive stock options	641	705

Diluted shares outstanding	48,851	47,157
Diluted earnings from continuing operations per share	$0.86	$0.51

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Six Months Ended June 30.
In thousands	2006	2005
Balance at December 31, 2005 and 2004, respectively	$16,158	$17,413
Warranty provision	5,376	2,983
Warranty claim payments	(3,977)	(4,739)

Balance at June 30, 2006 and 2005, respectively	$17,557	$15,657

12. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Since 2000, the number of such claims has increased and the resolution of these claims may take a significant period of time. Most of these claims have been made against our wholly owned subsidiary, Railroad Friction Products Corporation (RFPC), and are based on a product sold by RFPC prior to the time that the Company acquired any interest in RFPC. On April 17, 2005, a claim against the Company by a former stockholder of RFPC contending that the Company assumed that entity’s liability for asbestos claims arising from exposure to RFPC’s product was resolved in the Company’s favor.

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

It is Management’s belief that the potential range of loss for asbestos-related bodily injury cases is not reasonably determinable at present for a variety of factors, including: (1) the limited asbestos case settlement history of the Company’s wholly owned subsidiary, Railroad Friction Products Corporation (RFPC); (2) the unpredictable nature of personal injury litigation in general; and (3) the uncertainty of asbestos litigation in particular. Despite this uncertainty, and although the results of the Company’s operations and cash flows for any given period could be adversely affected by asbestos-related lawsuits, Management believes that the final resolution of the Company’s asbestos-related cases will not be material to the Company’s overall financial position, results of operations and cash flows. In general, this belief is based upon: (1) Wabtec’s and RFPC’s limited history of settlements and dismissals of asbestos-related cases to date; (2) the inability of many plaintiffs to establish any exposure or causal relationship to RFPC’s product; and (3) the inability of many plaintiffs to demonstrate any identifiable injury or compensable loss.

More specifically, as to RFPC, Management’s belief that any losses due to asbestos-related cases would not be material is also based on the fact that RFPC owns insurance which provides coverage for asbestos-related bodily injury claims. To date, RFPC’s insurers have provided RFPC with defense and indemnity in these actions. As to Wabtec and its divisions, Management’s belief that asbestos-related cases will not have a material impact is also based on its position that it has no legal liability for asbestos-related bodily injury claims, and that the former owners of Wabtec’s assets retained asbestos liabilities for the products at issue. To date, Wabtec has been able to successfully defend itself on this basis, including an arbitration decision and a judicial opinion, both of

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

which confirmed Wabtec’s position that it did not assume any asbestos liabilities from a former owner of a majority of Wabtec’s assets. Although Wabtec has incurred defense and administrative costs in connection with asbestos bodily injury actions, these costs have not been material, and the company has no information that would suggest these costs would become material in the foreseeable future.

The GETS-GS litigation described in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2005 was settled in April of 2006 for $3.8 million, which had been reserved for in prior years.

In April 2005, Amtrak decided to suspend its Acela Express train service due to cracks in the spokes of some of the cars’ brake discs. Amtrak’s Acela service was resumed on a limited basis in July, 2005, and complete service was resumed in September, 2005. Wabtec did not design or supply the braking system for the Acela cars. The braking system was supplied by Knorr Brake Corporation and the brake discs were designed by Faiveley Transport. Wabtec did provide and machined approximately one-third of the brake discs for the cars and assisted Amtrak and others, including Bombardier Corporation, Alstom Transportation Inc., Knorr and Faiveley, in their evaluation and investigation of the brake disc cracks.

On July 11, 2005 Wabtec received a written notice of a potential claim for damages from Knorr and on March 2, 2006 received a notice from Knorr in which Knorr stated that Amtrak is of the view that it may have warranty claims against Wabtec, Knorr, and Faiveley. Neither Knorr notice specified any amount or range of claims against the Company, although Knorr has indicated that it expects the Company to participate in any financial settlement arising from the alleged defects and failures of the Acela brake discs. Wabtec, in turn, has forwarded Knorr’s notices to Faiveley and has notified Faiveley of potential claims by Wabtec against Faiveley.

Bombardier recently reported to Wabtec and Faiveley that Bombardier and Knorr have incurred approximately $48 million in costs and losses due to the suspension of Amtrak’s Acela service, including the cost of compensating Amtrak. In turn, Wabtec has contacted Faiveley, asserting that Faiveley is fully responsible for the claims of Bombardier and Knorr. Wabtec does not believe that it has any material legal liability with regard to this matter.

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

While the transactions are inconsequential and not material to the overall operations of Wabtec, they may result in potential penalties. Management has concluded its initial investigation, and has notified Wabtec’s Audit Committee, Board of Directors, and the appropriate authorities of its findings so far. Wabtec has not recorded a reserve related to this matter as of June 30, 2006; because the Company’s potential exposure cannot be estimated based on management’s current assessment of the situation.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2005, filed on March 16, 2006. During the first six months of 2006, there were no material changes other than what is discussed above to the information described in Note 18 therein.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

13. SEGMENT INFORMATION

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

Transit Group consists of products for passenger transit vehicles and locomotives (typically subways, commuter rail and buses) that include braking, coupling, monitoring systems, climate control and door equipment engineered to meet individual customer specifications. Revenues are derived from OEM and aftermarket sales as well as from repairs and services.

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

Beginning with the first quarter of 2006, the Company transferred certain operations from the Freight to the Transit Group to reflect a shift in the markets and customers served by those operations. For the three month period ended June 30, 2005, this reclassification increased Transit Group sales by about $25 million and income from continuing operations before income taxes by $4.4 million. For the six-month period ended June 30, 2005, this reclassification increased Transit Group sales by about $41 million, and income from continuing operations before income taxes by $5.3 million. Prior period results have been adjusted for comparability purposes.

Segment financial information for the three months ended June 30, 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$187,751	$74,151	$—	$261,902
Intersegment sales/(elimination)	4,238	145	(4,383)	—

Total sales	$191,989	$74,296	$(4,383)	$261,902

Income (loss) from operations	$41,237	$4,291	$(9,982)	$35,546
Interest expense and other	—	—	(2,043)	(2,043)

Income (loss) from continuing operations before income taxes	$41,237	$4,291	$(12,025)	$33,503

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

Segment financial information for the three months ended June 30, 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$181,449	$84,848	$—	$266,297
Intersegment sales/(elimination)	2,169	82	(2,251)	—

Total sales	$183,618	$84,930	$(2,251)	$266,297

Income (loss) from operations	$28,266	$7,567	$(9,537)	$26,296
Interest expense and other	—	—	(2,852)	(2,852)

Income (loss) from continuing operations before income taxes	$28,266	$7,567	$(12,389)	$23,444

Segment financial information for the six months ended June 30, 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$376,102	$148,209	$—	$524,311
Intersegment sales/(elimination)	7,525	262	(7,787)	—

Total sales	$383,627	$148,471	$(7,787)	$524,311

Income (loss) from operations	$82,734	$7,057	$(21,765)	$68,026
Interest expense and other	—	—	(3,047)	(3,047)

Income (loss) from continuing operations before income taxes	$82,734	$7,057	$(24,812)	$64,979

Segment financial information for the six months ended June 30, 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities	Total
Sales to external customers	$347,239	$160,858	$—	$508,097
Intersegment sales/(elimination)	4,623	140	(4,763)	—

Total sales	$351,862	$160,998	$(4,763)	$508,097

Income (loss) from operations	$48,262	$11,789	$(15,396)	$44,655
Interest expense and other	—	—	(6,485)	(6,485)

Income (loss) from continuing operations before income taxes	$48,262	$11,789	$(21,881)	$38,170

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

Sales by Product for the three months ended June 30, is as follows:

In thousands	Three Months Ended June 30.
	2006	2005
Brake Products	$99,965	$93,260
Freight Electronics & Specialty Products	79,056	84,675
Remanufacturing, Overhaul & Build	47,637	58,921
Transit Products	26,725	28,437
Other	8,519	1,004

Total Sales	$261,902	$266,297

Sales by Product for the six months ended June 30, is as follows:

	Six Months Ended June 30.
In thousands	2006	2005
Brake Products	$202,160	$180,334
Freight Electronics & Specialty Products	162,533	160,107
Remanufacturing, Overhaul & Build	90,847	96,357
Transit Products	54,628	64,446
Other	14,143	6,853

Total Sales	$524,311	$508,097

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

Balance Sheet as of June 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash	$166,524	$(6,492)	$78,875	$—	$238,907
Accounts Receivable	166	98,309	64,518	—	162,993
Inventories	—	93,703	46,034	—	139,737
Other Current Assets	19,390	5,539	3,127	—	28,056

Total Current Assets	186,080	191,059	192,554	—	569,693
Net Property, Plant and Equipment	3,143	95,855	65,498	—	164,496
Goodwill	8,521	76,729	34,020	—	119,270
Investment in Subsidiaries	874,971	155,202	24,755	(1,054,928)	—
Intangibles	9,000	24,278	4,822	—	38,100
Other Long Term Assets	13,353	2,577	12,960	—	28,890

Total Assets	$1,095,068	$545,700	$334,609	$(1,054,928)	$920,449

Current Liabilities	$16,888	$171,588	$66,969	$—	$255,445
Intercompany	232,663	(267,366)	34,703	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	241,672	(190,243)	9,730	—	61,159

Total Liabilities	641,223	(286,021)	111,402	—	466,604
Stockholders’ Equity	453,845	831,721	223,207	(1,054,928)	453,845

Total Liabilities and Stockholders’ Equity	$1,095,068	$545,700	$334,609	$(1,054,928)	$920,449

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

Balance Sheet as of December 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash	$87,899	$(2,758)	$56,224	$—	$141,365
Accounts Receivable	145	135,281	71,465	—	206,891
Inventories	—	73,419	37,454	—	110,873
Other Current Assets	17,519	2,195	4,083	—	23,797

Total Current Assets	105,563	208,137	169,226	—	482,926
Net Property, Plant and Equipment	3,843	93,108	64,650	—	161,601
Goodwill	8,521	76,728	32,932	—	118,181
Investment in Subsidiaries	781,663	155,201	24,755	(961,619)	—
Intangibles	9,396	24,982	4,751	—	39,129
Other Long Term Assets	13,980	9,806	10,734	—	34,520

Total Assets	$922,966	$567,962	$307,048	$(961,619)	$836,357

Current Liabilities	$19,287	$155,992	$66,200	$—	$241,479
Intercompany	320,568	(348,912)	28,344	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	53,904	3,065	8,702	—	65,671

Total Liabilities	543,759	(189,855)	103,246	—	457,150
Stockholders’ Equity	379,207	757,817	203,802	(961,619)	379,207

Total Liabilities and Stockholders’ Equity	$922,966	$567,962	$307,048	$(961,619)	$836,357

Income Statement for the Three Months Ended June 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$194,416	$96,781	$(29,295)	$261,902
Cost of Sales	(449)	(131,218)	(78,193)	24,699	(185,161)

Gross Profit (Loss)	(449)	63,198	18,588	(4,596)	76,741
Operating Expenses	(12,167)	(20,613)	(8,415)	—	(41,195)

Operating Profit (Loss)	(12,616)	42,585	10,173	(4,596)	35,546
Interest (Expense) Income	(4,125)	3,150	555	—	(420)
Other (Expense) Income	(34)	444	(2,033)	—	(1,623)
Equity Earnings	42,569	(2,990)	—	(39,579)	—

Income (Loss) From Continuing Operations Before Income Taxes	25,794	43,189	8,695	(44,175)	33,503
Income Tax Benefit (Expense)	(4,925)	(3,949)	(2,847)	—	(11,721)

Income (Loss) From Continuing Operations	20,869	39,240	5,848	(44,175)	21,782
Discontinued Operations	276	27	(940)	—	(637)

Net Income (Loss)	$21,145	$39,267	$4,908	$(44,175)	$21,145

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

Income Statement for the Three Months Ended June 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$191,783	$112,481	$(37,967)	$266,297
Cost of Sales	916	(145,518)	(87,935)	32,415	(200,122)

Gross Profit (Loss)	916	46,265	24,546	(5,552)	66,175
Operating Expenses	(8,805)	(21,188)	(9,886)	—	(39,879)

Operating Profit (Loss)	(7,889)	25,077	14,660	(5,552)	26,296
Interest (Expense) Income	(5,004)	2,826	13	—	(2,165)
Other (Expense) Income	(1,730)	1,812	(769)	—	(687)
Equity Earnings	29,683	3,652	—	(33,335)	—

Income (Loss) From Continuing Operations Before Income Taxes	15,060	33,367	13,904	(38,887)	23,444
Income Tax Benefit (Expense)	91	(3,823)	(4,779)	—	(8,511)

Income (Loss) From Continuing Operations	15,151	29,544	9,125	(38,887)	14,933
Discontinued Operations	—	—	218	—	218

Net Income (Loss)	$15,151	$29,544	$9,343	$(38,887)	$15,151

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Six Months Ended June 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$394,372	$196,274	$(66,335)	$524,311
Cost of Sales	288	(271,234)	(157,919)	56,385	(372,480)

Gross Profit (Loss)	288	123,138	38,355	(9,950)	151,831
Operating Expenses	(25,621)	(40,999)	(17,185)	—	(83,805)

Operating Profit (Loss)	(25,333)	82,139	21,170	(9,950)	68,026
Interest (Expense) Income	(8,667)	6,122	1,001	—	(1,544)
Other (Expense) Income	(380)	781	(1,904)	—	(1,503)
Equity Earnings	83,569	(5,144)	—	(78,425)	—

Income (Loss) From Continuing Operations Before Income Taxes	49,189	83,898	20,267	(88,375)	64,979
Income Tax Benefit (Expense)	(8,274)	(8,012)	(6,843)	—	(23,129)

Income (Loss) From Continuing Operations	40,915	75,886	13,424	(88,375)	41,850
Discontinued Operations	276	—	(935)	—	(659)

Net Income (Loss)	$41,191	$75,886	$12,489	$(88,375)	$41,191

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

Income Statement for the Six Months Ended June 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$370,467	$209,609	$(71,979)	$508,097
Cost of Sales	2,173	(281,186)	(167,570)	61,673	(384,910)

Gross Profit (Loss)	2,173	89,281	42,039	(10,306)	123,187
Operating Expenses	(19,104)	(41,120)	(18,308)	—	(78,532)

Operating Profit (Loss)	(16,931)	48,161	23,731	(10,306)	44,655
Interest (Expense) Income	(9,115)	4,551	(85)	—	(4,649)
Other (Expense) Income	(2,098)	2,530	(2,268)	—	(1,836)
Equity Earnings	51,108	5,910	—	(57,018)	—

Income (Loss) From Continuing Operations Before Income Taxes	22,964	61,152	21,378	(67,324)	38,170
Income Tax Benefit (Expense)	1,435	(7,648)	(7,681)	—	(13,894)

Income (Loss) From Continuing Operations	24,399	53,504	13,697	(67,324)	24,276
Discontinued Operations	—	—	123	—	123

Net Income (Loss)	$24,399	$53,504	$13,820	$(67,324)	$24,399

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$65,817	$78,306	$17,749	$(88,375)	$73,497
Net Cash (Used in) Provided by Investing Activities	(333)	(6,154)	536	—	(5,951)
Net Cash Provided by (Used in) Financing Activities	13,141	(75,886)	(12,489)	88,375	13,141
Effect of Changes in Currency Exchange Rates	—	—	16,855	—	16,855

Increase (Decrease) in Cash	78,625	(3,734)	22,651	—	97,542
Cash at Beginning of Period	87,899	(2,758)	56,224	—	141,365

Cash at End of Period	$166,524	$(6,492)	$78,875	$—	$238,907

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$6,008	$68,327	$23,127	$(67,324)	$30,138
Net Cash Used in Investing Activities	(367)	(42,523)	(3,994)	—	(46,884)
Net Cash Provided by (Used in) Financing Activities	15,719	(53,552)	(13,879)	67,324	16,651
Effect of Changes in Currency Exchange Rates	—	—	(7,271)	—	(7,271)

Increase (Decrease) in Cash	21,360	(27,748)	(2,017)	—	(8,405)
Cash at Beginning of Period	41,117	24,849	29,291	—	95,257

Cash at End of Period	$62,477	$(2,899)	$27,274	$—	$86,852

15. OTHER EXPENSE

The components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005
Foreign currency loss	$1,316	$637	$930	$1,613
Other miscellaneous expense	307	50	573	223

Total other expense	$1,623	$687	$1,503	$1,836

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 80 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In the first half of 2006, about 32 percent of the Company’s revenues came from outside the U.S.

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

Freight rail industry statistics, such as carloadings and orders for new freight cars, are continuing to improve in 2006. Deliveries of new freight cars increased to 68,657 in 2005, and orders increased to 80,703. As a result, at year-end the backlog of freight cars ordered was 69,408. This trend continued in the first half of 2006, with orders climbing to 54,181, deliveries of 38,008, and a backlog of 85,692. Sales in our freight segment have benefited from that trend. Following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog*
First quarter 2004	17,962	10,012	42,242
Second quarter 2004	19,770	10,071	51,446
Third quarter 2004	20,315	11,790	61,052
Fourth quarter 2004	12,244	14,419	58,677

	70,291	46,292

First quarter 2005	17,563	15,781	59,416
Second quarter 2005	19,132	17,914	60,544
Third quarter 2005	17,439	16,987	60,986
Fourth quarter 2005	26,569	17,975	69,408

	80,703	68,657

First quarter 2006	35,991	18,542	86,857
Second quarter 2006	18,190	19,466	85,692

Deliveries of transit cars were 918 and 819 for the years ended December 31, 2005 and 2004, respectively. Deliveries of locomotives were 1,106 and 1,202 for the years ended December 31, 2005 and 2004, respectively.

Source: Railway Supply Institute and Management Estimates (* Figures that do not rollforward period to period reflect minor adjustments subsequent to that period from figures reported by the Railway Supply Institute.)

Carloadings and Intermodal Units Originated have increased over the past three years reflecting higher rail traffic and ultimately better opportunities for maintenance and aftermarket sales for the Company:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2004	4,296	4,327	4,267	4,171	17,061
2005	4,403	4,366	4,309	4,135	17,213
2006	4,338	4,453	n/a	n/a	n/a

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2004	2,585	2,750	2,810	2,849	10,994
2005	2,781	2,885	2,992	3,036	11,694
2006	2,937	3,093	n/a	n/a	n/a

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

On July 19, 2006, the Board of Directors approved a restructuring plan to improve the profitability and efficiency of certain business units. As part of the plan, Wabtec will downsize two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. The restructuring plan will result in the recognition of $11 million in expenses, pre-tax, primarily for pension-related curtailment and settlement charges and fixed asset write downs for idled assets. These expenses will be recognized in the second half of 2006 and the first half of 2007.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2006	2005	2006	2005
Net sales	$261.9	$266.3	$524.3	$508.1
Cost of sales	(185.2)	(200.1)	(372.5)	(384.9)

Gross profit	76.7	66.2	151.8	123.2
Selling, general and administrative expenses	(32.3)	(30.6)	(66.0)	(59.6)
Engineering expenses	(8.0)	(8.2)	(16.1)	(16.9)
Amortization expense	(0.9)	(1.1)	(1.7)	(2.0)

Total operating expenses	(41.2)	(39.9)	(83.8)	(78.5)
Income from operations	35.5	26.3	68.0	44.7
Interest expense, net	(0.4)	(2.2)	(1.5)	(4.7)
Other expense, net	(1.6)	(0.7)	(1.5)	(1.8)

Income from continuing operations before income taxes	33.5	23.4	65.0	38.2
Income tax expense	(11.7)	(8.5)	(23.1)	(13.9)

Income from continuing operations	21.8	14.9	41.9	24.3
Income (loss) from discontinued operations	(0.7)	0.3	(0.7)	0.1

Net income	$21.1	$15.2	$41.2	$24.4

SECOND QUARTER 2006 COMPARED TO SECOND QUARTER 2005

The following table summarizes the results of operations for the period:

	Three months ended June 30,
In thousands	2006	2005	Percent Change
Net sales	$261,902	$266,297	-1.7%
Income from operations	33,503	23,444	42.9%
Net income	21,145	15,151	39.6%

Net sales decreased by $4.4 million to $261.9 from $266.3 million for the three months ended June 30, 2006 and 2005, respectively. The decrease is primarily related to 2005 contract sales for the renovation of air conditioning units for transit cars of about $6 million, and modules provided under a locomotive supply contract of about $5 million that were not realized in 2006. However, the Company increased sales of freight components by about $6 million due to strong freight car deliveries and demand for locomotive components. The Company did not realize any significant net sales improvement because of price increases or foreign exchange. Net income for the three months ended June 30, 2006 was $21.1 million or $0.43 per diluted share. Net income for the three months ended June 30, 2005 was $15.1 million or $0.32 per diluted share. This increase in net income was primarily due to improved profitability on the Company’s locomotive modules contract, higher than anticipated steel and other material expenses in 2005 that management was not able to pass on to customers in the way of surcharges, offset by stock based compensation expense recognized under SFAS 123(R).

Net sales Beginning with the first quarter of 2006, the Company transferred certain operations from the Freight to Transit Group to reflect a shift in the markets and customers served by those operations. Prior period results have been adjusted for comparability purposes. For the three-month period ended June 30, 2006, this reclassification increased Transit Group sales by about $24 million. The following table shows the Company’s net sales by business segment:

	Three months ended June 30,
In thousands	2006	2005
Freight Group	$187,751	$181,449
Transit Group	74,151	84,848

Net sales	$261,902	$266,297

Net sales for the three months ended June 30, 2006, decreased $4.4 million, or -1.7%, as compared to three months ended June 30, 2005. The Freight Group’s increased sales of $6.3 million reflected higher sales of aftermarket parts of $4.5 million; higher demand for pneumatic air brake components related to increased deliveries of freight cars of $6.5 million; offset by a $5 million decrease in sales from a locomotive module contract. Industry deliveries of new freight cars for the second quarter of 2006 increased to 19,466 units as compared to 17,914 for the 2nd quarter 2005. As long as freight car deliveries and freight car loadings continue to increase, similar positive trends are expected to be realized by the Company. Transit Group sales were lower mostly by $10.7 million due to a contract completed in 2005 to renovate air conditioning systems for transit cars resulting in a decrease in revenue of $6 million, and $4.4 million decline in transit revenue demand while certain large transit car contracts ramp up for 2007. As transit car deliveries for certain large transit authorities begin to increase in late 2006 and 2007, sales volume is expected to increase.

Gross profit Gross profit increased to $76.7 million in the second quarter of 2006 compared to $66.2 million in the same period of 2005. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the second quarter of 2006, gross profit, as a percentage of sales, was 29.3% compared to 24.9% in 2005. This increase in gross profit percentage is due to a variety of factors including improved performance of a locomotive module contract which was profitable for the three months ended June 30, 2006, compared to a loss in the prior year same period. For the three months ended June 30, 2006, the locomotive module contract overall improvement was $6.2 million from the losses realized in the prior year. The remaining improvement is due to cost savings realized from sourcing raw materials from lower cost suppliers, reduced labor costs, and continuing improvements in our manufacturing processes.

The provision for warranty expense was $1.8 million higher for the second quarter of 2006 compared to the same period in the prior year, which negatively impacted gross profit. The most significant reason for the increase is due to specific reserves related to certain freight components and electronic products manufactured at our U.S. plants. In general, reserves, which are established based on historical claims as a percentage of revenue, were higher for locomotive manufacture and overhaul business unit. Sales have increased resulting in a higher reserve compared to prior quarter. Overall, our warranty reserve increased at June 30, 2006 compared to June 30, 2005 by $2.0 million as reserves were established before claims were paid related to specific and general provisions discussed above.

Operating expenses The following table shows our operating expenses:

	Three months ended June 30,
In thousands	2006	2005	Percent Change
Selling, general and administrative expenses	$32,313	$30,623	5.5%
Engineering expenses	8,023	8,183	(2.0)%
Amortization expense	859	1,073	(19.9)%

Total operating expenses	$41,195	$39,879	3.3%

Operating expenses increased $1.3 million in the second quarter of 2006 compared to the same period of 2005. These expenses were 15.7% and 15.0% of sales for the quarters ended June 30, 2006 and 2005, respectively. The increase is due to expense recognized in connection with the adoption of SFAS 123(R) and certain other share-based compensation accruals for long-term incentive plans. Stock based compensation was $1.6 million and $474,000 for the three months ended June 30, 2006 and 2005, respectively. The primary reason for the increase in stock based compensation expense between years is the issuance of shares in 2006 under a non-vested stock plan and increased expense under a stock based incentive plan as a result of the improved performance of the Company.

Income from operations Income from operations totaled $33.5 million (or 13.6% of sales) in the second quarter of 2006 compared with $26.3 million (or 9.9% of sales) in the same period of 2005. The increase is due primarily to the improved gross margin on current period sales, offset by increased operating costs specific to the adoption of SFAS 123(R).

Interest expense, net Interest expense, net decreased 80.6% in the second quarter of 2006 compared to the same period of 2005 primarily due to the Company’s overall higher cash balances and rising interest rates, resulting in higher interest income.

Other income (expense), net The Company recorded foreign exchange loss of $1.3 million and $637,000, in the three months ended June 30, 2006 and 2005, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 35.0% and 36.4% for the second quarter of 2006 and 2005, respectively.

Net income Net income for the second quarter of 2006 increased $5.9 million, compared with the same period of 2005. The increase due primarily to the improved gross margin on current period sales, decreased interest expense, net, and lower income taxes, offset by increased operating costs specific to the adoption of SFAS 123(R).

FIRST SIX MONTHS OF 2006 COMPARED TO FIRST SIX MONTHS OF 2005

The following table summarizes the results of operations for the period:

	Six months ended June 30,
In thousands	2006	2005	Percent Change
Net sales	$524,311	$508,097	3.2%
Income from operations	64,979	38,170	70.2%
Net income	41,191	24,399	68.8%

Net sales increased by 3.2% from $508.1 million in the first six months of 2005 to $524.3 million in the same period in 2006. The increase is due to increased sales of freight components of about $38 million related to strong freight car deliveries and demand for locomotive components, which was offset by decreased contract sales compared to the six month period ended June 30, 2005, for the renovation of air conditioning units for transit cars of about $14 million, and modules provided under a locomotive supply contract of about $8 million. Net income for the first six months of 2006 was $41.2 million or $0.84 per diluted share. Net income for the same period of 2005 was $24.4 million or $0.52 per diluted share. This increase in net income was primarily due to increased sales volume, improved profitability on the Company’s locomotive modules contract, offset by stock based compensation expense recognized under SFAS 123(R).

Net sales Beginning with the first quarter of 2006, the Company transferred certain operations from the Freight to the Transit Group to reflect a shift in the markets and customers served by those operations. Prior period results have been adjusted for comparability purposes. For the six months ended June 30, 2006, this reclassification increased Transit Group sales by about $41 million. The following table shows the Company’s net sales by business segment:

	Six months ended June 30,
In thousands	2006	2005
Freight Group	$376,102	$347,239
Transit Group	148,209	160,858

Net sales	$524,311	$508,097

Net sales for the first six months of 2006 increased $16.2 million, or 3.2%, as compared to the same period of 2005. The Freight Group’s increased sales reflected higher sales of aftermarket parts of $5.9 million; higher demand for pneumatic air brake components related to increased deliveries of freight cars of $31.2 million; offset by a $8 million decrease in sales from a locomotive module contract. Industry deliveries of new freight cars for the first half of 2006 increased to 38,008 units as compared to 33,695 for the first half of 2005. As long as freight car deliveries and freight car loadings continue to increase, similar positive trends are expected to be realized by the Company. Transit Group sales were lower mostly due to a 2005 non-recurring contract to renovate air conditioning systems for transit cars resulting in a decrease in revenue of $14 million, and overall decline in transit revenue demand while certain large transit car contracts ramp up for 2007. As transit car deliveries for certain large transit authorities begin to increase in late 2006 and 2007, sales volume is expected to increase.

Gross profit Gross profit increased to $151.8 million for the first six months of 2006 compared to $123.2 million in the same period of 2005. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the first half of 2006, gross profit, as a percentage of sales, was 29.0% compared to 24.2% in 2005. This increase in gross profit percentage is due to a variety of factors including improved performance of a locomotive module contract which was profitable for the six months ended June 30, 2006, compared to a loss in the prior year same period. The locomotive module contract overall improvement was $11 million from the losses realized in the prior year. In the first six months of 2005, the Company recorded $2.3 million in restructuring and asset impairment charges related to consolidating two U.K. facilities into one, relocating a product line from Canada to the U.S., and completion of a data center migration. The remaining improvement is due to costs savings realized from sourcing raw materials from lower cost suppliers, reduced labor costs, and continuing improvements in our manufacturing processes.

The provision for warranty expense was $2.4 million higher for the first half of 2006 compared to the same period in the prior year, which negatively impacted gross profit. The most significant reason for the increase is due to specific reserves related to certain freight components and electronic products manufactured at our U.S. plants. In general, reserves, which are established based on historical claims as a percentage of revenue, were higher for locomotive manufacture and overhaul business unit. Sales have increased resulting in a higher reserve compared to prior quarter. Overall, our warranty reserve increased at June 30, 2006 compared to June 30, 2005 by $2.0 million as reserves were established before claims were paid related to specific provisions discussed above.

Operating expenses The following table shows our operating expenses:

	Six months ended June 30,
In thousands	2006	2005	Percent Change
Selling, general and administrative expenses	$65,941	$59,635	10.6%
Engineering expenses	16,138	16,853	(4.2)%
Amortization expense	1,726	2,044	(15.6)%

Total operating expenses	$83,805	$78,532	6.7%

Operating expenses increased $5.3 million in the first six months of 2006 compared to the same period of 2005. These expenses were 16.0% and 15.5% of sales for the first six months ended June 30, 2006 and 2005, respectively. The increase is due to expense recognized in connection with the adoption of SFAS 123(R) and certain other share-based compensation accruals for long-term incentive plans. During 2005, operating expenses included an information technology asset write-off of $1.1 million. Stock based compensation was $6 million and $625,000 for the six months ended June 30, 2006 and 2005, respectively. The primary reason for the increase in stock based compensation expense between years is the issuance of shares in 2006 under a non-vested stock plan and increased expense under a stock based incentive plan as a result of the improved performance of the Company.

Income from operations Income from operations totaled $68.0 million (or 13.0% of sales) in the first six months of 2006 compared with $44.7 million (or 8.8% of sales) in the same period of 2005. The increase is due primarily to the improved gross margin on current period sales, offset by increased operating costs specific to the adoption of SFAS 123(R).

Interest expense, net Interest expense, net decreased 66.8% in the first six months of 2006 compared to the same period of 2005 primarily due to the Company’s overall higher cash balances and rising interest rates, resulting in higher interest income.

Other income (expense), net The Company recorded foreign exchange loss of $900,000 and $1.6 million in the six months ended June 30, 2006 and 2005, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 35.6% and 36.5% for the first six months of 2006 and 2005, respectively.

Net income Net income for the first six months of 2006 increased $16.8 million, compared with the same period of 2005. The increase due primarily to the improved gross margin on current period sales, decreased interest expense, net, and lower income taxes, offset by increased operating costs specific to the adoption of SFAS 123(R).

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data.

	Six months ended June 30,
In thousands	2006	2005
Cash provided (used) by:
Operating activities	$73,497	$30,289
Investing activities	(5,951)	(46,884)
Financing activities	13,141	15,461
Net Change in Cash	97,542	(8,405)

Operating activities Cash provided by operations in the first six months of 2006 was $73 million as compared to $30 million in the same period of 2005. This $43 million increase was the result of increased earnings as well as certain changes in operating assets and liabilities. Net income for the Company increased $21.8 million primarily as a result of higher gross profit with relatively stable sales levels. Cash provided by accounts receivable improved operating cash flows by $59 million, and was the result of the Company collecting large customer receivables in 2006 for certain locomotive contracts. In particular, customer deposits from certain locomotive contracts accounted for the majority of the cash provided from operations. Inventory reduced operating cash flows by $15.2 million compared to the first half of 2005. This inventory increase was anticipated since it was related to the same locomotive contracts as the units to be provided are in an initial start-up phase. Accrued income taxes increased operating cash flows by $12 million due to the timing of tax payments. Accounts payable and accrued liabilities were a use of cash by about $39.6 million compared to the prior period as accounts payable and other certain liabilities were reduced based on the timing of certain payments.

Investing activities In the first six months of 2006 and 2005, cash used in investing activities was $6.0 million and $46.9 million, respectively. In 2005, The Company acquired the assets of Rütgers Rail S.p.A. for $35.6 million, net of cash received. Capital expenditures were $9.0 million and $11.5 million in the first six months of 2006 and 2005, respectively. The majority of capital expenditures for these periods relates to upgrades to and replacement of existing equipment.

Financing activities In the first six months of 2006 and 2005, cash provided by financing activities was $13.1 million and $15.6 million, respectively. The cash provided in 2006 included $9.9 million of proceeds from the issuance of treasury stock for stock options and other benefit plans, offset by $970,000 of dividend payments. The cash provided in 2005 included $17.1 million of proceeds from the issuance of treasury stock for stock options and other benefit plans, offset by $932,000 of dividend payments.

The following table shows our outstanding indebtedness at June 30, 2006 and December 31, 2005. The other term loan interest rates are variable and dependent on market conditions.

In thousands	June 30, 2006	December 31, 2005
6.875% Senior notes due 2013	$150,000	$150,000

Total	$150,000	$150,000
Less-current portion	—	—

Long-term portion	$150,000	$150,000

Cash balance at June 30, 2006 and December 31, 2005 was $238.9 million and $141.4 million, respectively.

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. At June 30, 2006, the Company had available bank borrowing capacity, net of $23.9 million of letters of credit, of approximately $151.1 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the six months ended June 30, 2006 or during the year ended December 31, 2005.

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

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding.

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

Stock based compensation was $6 million and $625,000 for the six months ended June 30, 2006 and 2005, respectively. The primary reason for the increase in stock based compensation expense between years is the issuance of shares in 2006 under a non-vested stock plan and increased expense under a stock based incentive plan as a result of the improved performance of the Company. The accounting for the non-vested stock and the stock awards under the incentive plan was not impacted significantly by the adoption of FAS 123(R). In addition, compensation expense of $593,000 was recorded for the six months ended June 30, 2006 related to the expensing of stock options in accordance with FAS 123(R).

The Company uses a Black-Scholes pricing model to estimate the fair value of stock options at grant date. Determining the fair value of stock options at grant date requires judgment, including estimates for the dividend yield, the average risk-free interest rate, expected volatility and expected life. The dividend yield is based on the Company’s dividend rate and the current market price of the underlying common stock. The risk-free interest rate is based on the U.S. Treasury bond rate for the expected life of the option. Expected life in years is determined from historical stock option exercise data. Expected volatility is based on the historical volatility of Wabtec stock. If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted.

Stock awards under the incentive plans vest upon the achievement of certain financial goals for each three year period ending at December 31, 2006, 2007 and 2008, respectively. We estimate that the majority of stock awards granted will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

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
judgment in the determination of
these amounts. However, the
liabilities ultimately realized and
paid are dependent on various
matters including the resolution
of the tax audits in the various
affected tax jurisdictions and
may differ from the amounts
recorded.

An adjustment to the estimated
liability would be recorded
through income in the period in
which it becomes probable that
the amount of the actual liability
differs from the recorded
amount.

Revenue Recognition:

Revenue is recognized in accordance with Staff Accounting Bulletins (SABs) 101, “Revenue Recognition in Financial Statements” and 104 “Revision of Topic 13.”	Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.	Should market conditions and customer demands dictate changes to our standard shipping terms, the Company may be impacted by longer than typical revenue recognition cycles.

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined.	For long-term contracts, revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined.	Provisions are made currently for estimated losses on uncompleted contracts.

Certain pre-production costs relating to long term production and supply contracts have been deferred and will be recognized over the life of the contracts.	Pre-production costs are recognized over the expected life of the contract usually based on the Company’s progress toward the estimated number of units expected to be delivered under the production or supply contract.	A charge to expense for unrecognized portions of pre- production costs could be realized if the Company’s estimate of the number of units to be delivered changes or the underlying contract is cancelled.

Recent Accounting Pronouncements

See Notes 2 and 6 of “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. There was no outstanding variable-rate debt at June 30, 2006.

Foreign Currency Exchange Risk

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of June 30, 2006, we had several such instruments outstanding to hedge currency rate fluctuation in 2006.

The Company entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of June 30, 2006, the Company has forward contracts with a notional value of $30.0 million CAD (or $25.2 million U.S.), with an average exchange rate of $0.84 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $1.1 million, net of tax.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first six months of 2006, approximately 67% of Wabtec’s net sales are in the United States, 12% in Canada, 2% in Mexico, and 19% in other international locations, primarily Europe.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2006. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

Except as disclosed in Note 12 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2006, there have been no other material changes to report regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2005.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held May 19, 2006. Three matters were considered and voted upon at the Annual Meeting: the election of three persons to serve as directors, approval of the Amended and Restated Stock Incentive Plan, and approval of the Amended and Restated Director Plan.

Election of Directors Nominations of Kim G. Davis, Michael W.D. Howell, and Gary C. Valade, to serve as directors for a term expiring in 2009 were considered and each nominee was elected. All three are independent and are not employees of the Company.

The voting was as follows:

Nominee	Title	Votes For	Votes Against	Votes Withheld
Kim G. Davis	Managing Director of Charlesbank Capital Partners, LLC	42,188,428	—	763,033

Michael W. D. Howell	Chief Executive Officer of Transport Initiatives Edinburgh Limited	40,927,223	—	2,024,238

Gary C. Valade	Director	40,783,640	—	2,167,821

Robert J. Brooks, Emilio A. Fernandez, Lee B. Foster II, William E. Kassling, James V. Napier and Albert J. Neupaver will serve as directors until their terms expire and until their successors have been duly elected and qualified.

Approval of the Amended and Restated Stock Incentive Plan and Amended and Restated Director Plan On February 16, 2006, the Board approved amendments to and amended and restated the stock incentive plan (the “Amended and Restated Stock Incentive Plan”) to replace the 2000 Stock Incentive Plan. Also on February 16, 2006, the Board approved the amendments to and amended and restated the director plan (the “Amended and Restated Director Plan”) to replace the 1995 Nonemployee Directors’ Fee and Stock Option Plan.

The voting was as follows:

Approval for Amendments to	Votes For	Votes Against	Abstain	Votes Withheld
Amended and Restated Stock Incentive Plan	33,544,412	4,772,576	34,279	4,600,194

Amended and Restated Director Plan	36,219,491	1,828,315	303,462	4,600,193

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, dated as of January 6, 2006, filed as an exhibit to Form 8-K filed on January 9, 2006.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/S/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon, Senior Vice President, Chief Financial Officer and Secretary

DATE:	August 7, 2006

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, dated as of January 6, 2006, filed as an exhibit to Form 8-K filed on January 9, 2006.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer