Form 10-Q
period 2006-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2006-11-09
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☒            Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2006
[Common Stock, $.01 par value per share]	48,996,775 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

September 30, 2006 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited September 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$247,585	$141,365
Accounts receivable	157,215	206,891
Inventories	135,893	110,873
Deferred income taxes	15,617	15,838
Other current assets	9,900	7,959

Total current assets	566,210	482,926
Property, plant and equipment	375,600	358,759
Accumulated depreciation	(215,394)	(197,158)

Property, plant and equipment, net	160,206	161,601
Other Assets
Goodwill	118,698	118,181
Other intangibles, net	37,439	39,129
Deferred income taxes	18,523	18,428
Other noncurrent assets	9,185	16,092

Total other assets	183,845	191,830

Total Assets	$910,261	$836,357

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$78,752	$93,551
Accrued income taxes	9,786	4,427
Customer deposits	77,536	71,098
Accrued compensation	25,099	25,274
Accrued warranty	19,194	16,158
Other accrued liabilities	27,308	30,971

Total current liabilities	237,675	241,479
Long-term debt	150,000	150,000
Reserve for postretirement and pension benefits	44,376	44,428
Deferred income taxes	7,585	7,381
Other long-term liabilities	8,700	13,862

Total liabilities	448,336	457,150
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,358,702 and 48,002,819 outstanding at September 30, 2006 and December 31, 2005, respectively.	662	662
Additional paid-in capital	313,033	294,209
Treasury stock, at cost, 17,816,065 and 18,171,948 shares, at September 30, 2006 and December 31, 2005, respectively	(228,290)	(225,483)
Retained earnings	393,739	336,744
Accumulated other comprehensive loss	(17,219)	(26,925)

Total shareholders’ equity	461,925	379,207

Total Liabilities and Shareholders’ Equity	$910,261	$836,357

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended September 30		Unaudited Nine Months Ended September 30
In thousands, except per share data	2006	2005	2006	2005
Net sales	$268,889	$255,670	$793,200	$763,767
Cost of sales	(202,691)	(188,701)	(575,171)	(573,611)

Gross profit	66,198	66,969	218,029	190,156
Selling, general and administrative expense	(31,293)	(30,813)	(97,591)	(90,448)
Engineering expense	(8,068)	(7,995)	(24,206)	(24,848)
Amortization expense	(1,362)	(896)	(3,088)	(2,940)

Total operating expenses	(40,723)	(39,704)	(124,885)	(118,236)
Income from operations	25,475	27,265	93,144	71,920
Other income and expenses
Interest income (expense), net	196	(2,235)	(1,348)	(6,884)
Other expense, net	(139)	(1,234)	(1,285)	(3,070)

Income from continuing operations before income taxes	25,532	23,796	90,511	61,966
Income tax expense	(7,791)	(8,300)	(30,920)	(22,194)

Income from continuing operations	17,741	15,496	59,591	39,772
Discontinued operations
Loss from discontinued operations (net of tax)	(370)	(420)	(1,029)	(297)

Net income	$17,371	$15,076	$58,562	$39,475

Earnings Per Common Share
Basic
Income from continuing operations	$0.36	$0.33	$1.23	$0.85
Loss from discontinued operations	—	(0.01)	(0.02)	—

Net income	$0.36	$0.32	$1.21	$0.85

Diluted
Income from continuing operations	$0.36	$0.32	$1.22	$0.84
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)

Net income	$0.35	$0.31	$1.20	$0.83

Weighted average shares outstanding
Basic	48,689	47,574	48,309	46,664
Diluted	49,293	48,311	48,905	47,409

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
In thousands	2006	2005
Operating Activities
Net income	$58,562	$39,475
Stock-based compensation expense	7,696	1,580
Adjustments to reconcile net income to net cash provided by operations:
Discontinued operations	(1,178)	41
Depreciation and amortization	21,630	19,577
Excess income tax benefits from exercise of stock options	(4,389)	—
Changes in operating assets and liabilities
Accounts receivable	53,901	(24,520)
Inventories	(22,757)	(23,518)
Accounts payable	(16,954)	11,518
Accrued income taxes	9,802	15,301
Accrued liabilities and customer deposits	5,541	8,765
Other assets and liabilities	(1,946)	(916)

Net cash provided by operating activities	109,908	47,303
Investing Activities
Purchase of property, plant and equipment	(13,503)	(16,464)
Disposals of property, plant and equipment	672	975
Acquisition of business, net of cash received	—	(36,344)
Sale of discontinued operations	3,018	—
Discontinued operations	—	(2)

Net cash used for investing activities	(9,813)	(51,835)
Financing Activities
Repayments of long term debt	—	(120)
Proceeds from the issuance of treasury stock for stock options and other benefit plans	13,586	19,656
Repurchase of stock (502,400 shares at an average price of $26.90 per share)	(13,528)	—
Excess income tax benefits from exercise of stock options	4,389	—
Cash dividends ($0.03 per share for the nine months ended September 30, 2006 and 2005)	(1,458)	(1,416)

Net cash provided by financing activities	2,989	18,120
Effect of changes in currency exchange rates	3,136	(2,753)

(Decrease) increase in cash	106,220	10,835
Cash, beginning of year	141,365	95,257

Cash, end of period	$247,585	$106,092

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 90 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In the first nine months of 2006, about 34 percent of the Company’s revenues came from outside the U.S.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $6.1 million and $4.9 million at September 30, 2006 and December 31, 2005, respectively.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

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

Pro Forma Effect Prior to the Adoption of SFAS No. 123(R) Wabtec’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown below if compensation expense had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”.

In thousands, except per share	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income as reported	$15,076	$39,475
Stock based compensation expense under FAS123, net of tax of $150 and $498	277	881

Pro forma	$14,799	$38,594
Basic earnings per share
As reported	$0.32	$0.85
Pro forma	0.31	0.83
Diluted earnings per share
As reported	$0.31	$0.83
Pro forma	0.31	0.81

Stock-Based Plans Stock options have been granted at not less than market prices on the dates of grant. Generally, the options become exercisable over a three-year vesting period and expire 10 years from the date of grant. In January 2006, Wabtec granted 32,000 stock options to certain individuals. The Company has now adopted a non-vested stock plan and issued 200,500 awards to executives in February 2006. The non-vested stock generally vests over four years from the date of grant. In addition, the Company established in 2004, a stock-based incentive plan for eligible employees. The plan provides stock awards which vest upon attainment of certain three year performance targets. Wabtec also sponsors an employee stock purchase plan, whereby participants can purchase the Company’s common stock at a discount of about 15% of the lesser of fair market value on the first or last day of each offering period.

Stock based compensation was $7.7 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively. The accounting for the non-vested stock and the stock awards under the incentive plan was not impacted significantly by the adoption of FAS 123(R). In addition, compensation expense of $849,000 was recorded for the nine months ended September 30, 2006 related to the expensing of stock options in accordance with FAS 123(R). At September 30, 2006, unamortized compensation expense related to those stock options, non-vested shares and stock awards expected to vest totaled $12.9 million and will be recognized over a weighted average period of 1.5 years.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and nine months ended September 30,
	2006	2005
Dividend yield	.3%	.3%
Risk-free interest rate	4.21%	4.5%
Stock price volatility	43.3	43.9
Expected life (years)	5.0	5.0

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

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Beginning of year—January 1, 2006	2,204,065	$13.98		$28,477
Granted	32,000	26.66		344
Exercised	(796,306)	15.44		13,677
Canceled	(3,334)	16.33		66

Year to date—September 30, 2006	1,436,425	$13.44	5.9	$19,665

Exercisable	1,162,373	$12.32	5.5	$17,215

Weighted average fair value of options granted during 2006	$11.19

The following table summarizes the non-vested stock and stock awards activity and related information for the period indicated:

	Non-Vested Stock	Stock Awards	Weighted Average FMV
Outstanding at January 1, 2006	—	518,666	$15.83
Granted	200,500	187,000	34.06
Canceled	(3,000)	(4,000)	23.16

Outstanding at September 30, 2006	197,500	701,666	$23.63

As of September 30, 2006, stock awards issued under the incentive plan are awarded but not vested. These stock awards will vest based upon the achievement of certain financial goals for each three year periods ending December 31, 2006, 2007 and 2008, respectively. The stock awards included in the table above represent the maximum number of shares that may ultimately vest. As of September 30, 2006, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

Financial Derivatives and Hedging Activities The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of September 30, 2006, the Company had forward contracts with a notional value of $15.0 million CAD (or $12.6 million U.S.), with an average exchange rate of $.84 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $732,000, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange loss was $124,000 and $1.5 million for the three months ended September 30, 2006 and 2005, respectively, and $1.1 million and $3.1 million for the nine months ended September 30, 2006 and 2005, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Net income	$17,371	$15,076	$58,562	$39,475
Foreign currency translation adjustment	(176)	2,455	10,044	(4,826)
Unrealized (loss) gain on foreign exchange contracts, net of tax	(562)	717	(338)	(1,375)

Total comprehensive income	$16,633	$18,248	$68,268	$33,274

As reflected on the balance sheet, components of accumulated other comprehensive (loss) income consist of the following:

In thousands	September 30, 2006	December 31, 2005
Foreign currency translation adjustment	$8,568	$(1,476)
Unrealized gains on foreign exchange contracts, net of tax	539	877
Additional minimum pension liability, net of tax	(26,326)	(26,326)

Total accumulated comprehensive loss	$(17,219)	$(26,925)

Reclassifications Certain prior year amounts have been reclassified where necessary, to conform to the current year presentation.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

Recent Accounting Pronouncements In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. The company is currently evaluating the impact of this statement on its financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This requirement becomes effective for the Company for its December 31, 2006 year-end. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. The Company is currently evaluating the impact of this pronouncement on its statement of financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Wabtec on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

For pro forma purposes, this acquisition would only impact the results for the nine months ended September 30, 2005, as CoFren was included in its entirety for all periods beginning afterwards. The following unaudited pro forma financial information presents income statement results as if the acquisition had occurred January 1, 2005:

In thousands, except per share	Nine months ended September 30, 2005
Net sales	$766,727
Gross profit	191,317
Net income	39,716
Diluted earnings per share
As reported	$0.83
Pro forma	0.84

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

With the acquisition of Rütgers Rail, S.p.A., the Company decided to offer for sale a non-core product division. As part of the purchase accounting, the net amount of this division had been revalued to its estimated net realizable value and had been classified as assets held for sale, which is included in other noncurrent assets on the balance sheet.

At March 31, 2006, the sale of this division was completed for approximately $2.0 million in cash, subject to a working capital adjustment which is expected to be finalized with the buyer in the fourth quarter. The assets sold primarily included transit car interior products and services for customers located in Europe. This sale resulted in a loss of approximately $740,000 subject to the working capital adjustment mentioned earlier. Also, in the fourth quarter of 2005, the Company decided to liquidate its bus door joint venture in China.

In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Net sales	$—	$2,607	$2,600	$8,942
Loss before income taxes	(373)	(617)	(870)	(364)
Income tax income (expense)	3	(197)	(159)	67

Loss from discontinued operations	$(370)	$(420)	$(1,029)	$(297)

Effective October 9, 2006, Wabtec acquired Schaefer Equipment, Inc., manufacturer of forged brake rigging components, for $36.0 million in cash. Schaefer’s products include a wide variety of forged components for body-mounted and truck-mounted braking systems. Schaefer Equipment will operate as a business of Wabtec’s Freight Group.

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	September 30, 2006	December 31, 2005
Raw materials	$43,701	$38,724
Work-in-process	69,093	54,953
Finished goods	23,099	17,196

Total inventory	$135,893	$110,873

5. RESTRUCTURING AND IMPAIRMENT CHARGES

On July 19, 2006, the Board of Directors approved a restructuring plan to improve the profitability and efficiency of certain business units. As part of the plan, Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. Wabtec recorded expenses of $6.8 million in the 2006 third quarter for restructuring and other expenses, as a result of the approval of this plan. These expenses were comprised of the following components: $1.5 million for employee severance

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

costs associated with approximately 240 salaried and hourly employees located at our Wallaceburg and Stoney Creek locations; $2.0 million of pension curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $540,000 for goodwill impairment specific to the Wallaceburg facility. As of September 30, 2006, the employees associated with the restructuring program had been terminated and none of the severance has been paid. Severance costs are contractual liabilities and payment is dependent on the waiver by, or expiration of certain seniority rights of, those employees.

The restructuring plan will result in additional expenses in the first half of 2007 of $1.5 million, pre-tax, primarily for pension-related settlement charges. Pension funding will be subject to regulatory review and approval, and funding is anticipated to be made in the first half of 2007.

In the first six months of 2005, the Company recorded restructuring and asset impairment charges totaling $2.3 million related to consolidating two U.K. facilities into one, relocating a product line from Canada to the U.S., and completion of a data center migration. These charges consisted of severance costs of $593,000 for 43 employees, relocation and other costs of $469,000 and asset impairment of $1.2 million. All but $418,000 of these costs were paid for in the first nine months of 2005.

In the fourth quarter of 2005, the Company recorded restructuring charges of about $800,000 relating to consolidating two Australian facilities into one. As of September 30, 2006, these costs have not been paid.

6. INTANGIBLES

Goodwill on the balance sheet is $118.7 million at September 30, 2006 and $118.2 million at December 31, 2005.

As of September 30, 2006 and December 31, 2005, the Company’s trademarks had a net carrying amount of $20.0 million and $19.9 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	September 30, 2006	December 31, 2005
Patents and other, net of accumulated amortization of $26,834 and $24,923	$7,909	$9,987
Customer relationships, net of accumulated amortization of $283 and $145	3,106	3,018
Covenants not to compete, net of accumulated amortization of $8,324 and $8,304	—	20
Intangible pension asset	6,457	6,457

Total	$17,472	$19,182

The weighted average useful life of patents was 13 years, customer relationships were 20 years and covenants not to compete was five years. Amortization expense for intangible assets was $1.1 million and $2.5 million for the three and nine months ended September 30, 2006, and $704,000 and $2.3 million for the three and nine months ended September 30, 2005.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2006 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2005	$100,055	$18,126	$118,181
Goodwill Impairment	(541)	—	(541)
Foreign currency impact	579	479	1,058

Balance at September 30, 2006	$100,093	$18,605	$118,698

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2006	December 31, 2005
6.875% Senior Notes	$150,000	$150,000

Total	$150,000	$150,000
Less—current portion	—	—

Long-term portion	$150,000	$150,000

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. At September 30, 2006, the Company had available borrowing capacity, net of $23.7 million of letters of credit, of approximately $151.3 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the nine months ended September 30, 2006 or during the year ended December 31, 2005.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

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

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which is permitted under the Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding. During the third quarter 2006, 502,400 shares were repurchased at an average price of $26.90 per share.

8. EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	Pension Plans		Postretirement Plan
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$1,092	$805	$325	$229
Interest cost	2,008	1,957	656	595
Expected return on plan assets	(2,182)	(1,978)	—	—
Net amortization/deferrals	922	734	273	155

Net periodic benefit cost	$1,840	$1,518	$1,254	$979

Assumptions
Discount rate	5.21%	5.94%	5.43%	6.19%
Expected long-term rate of return	6.96%	7.25%	NA	NA
Rate of compensation increase	3.38%	4.01%	NA	NA

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Pension Plans		Postretirement Plan
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2006	2005	2006	2005
Net periodic benefit cost
Service cost	$3,245	$2,452	$973	$705
Interest cost	5,975	5,860	1,966	1,801
Expected return on plan assets	(6,494)	(5,936)	—	—
Net amortization/deferrals	2,750	2,636	816	637

Net periodic benefit cost	$5,476	$5,012	$3,755	$3,143

Assumptions
Discount rate	5.21%	5.94%	5.43%	6.18%
Expected long-term rate of return	6.96%	7.24%	NA	NA
Rate of compensation increase	3.38%	4.02%	NA	NA

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

9. INCOME TAXES

The overall effective income tax rate was 30.5% and 34.2% for the three and nine months ended September 30, 2006 and 34.9% and 35.8% for the three and nine months ended September 30, 2005, respectively. During the quarter ended September 30, 2006, approximately $1.4 million of tax benefit was recognized related to the release of tax contingency reserves.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

10. EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended September 30,
In thousands, except per share	2006	2005
Basic earnings per share
Income from continuing operations applicable to common shareholders	$17,741	$15,496
Divided by
Weighted average shares outstanding	48,689	47,574
Basic earnings from continuing operations per share	$0.36	$0.33

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$17,741	$15,496
Divided by sum of the
Weighted average shares outstanding	48,689	47,574
Conversion of dilutive stock options / non-vested stock	604	737

Diluted shares outstanding	49,240	48,311
Diluted earnings from continuing operations per share	$0.36	$0.32

	Nine Months Ended September 30,
In thousands, except per share	2006	2005
Basic earnings per share
Income from continuing operations applicable to common shareholders	$59,591	$39,772
Divided by
Weighted average shares outstanding	48,309	46,664
Basic earnings from continuing operations per share	$1.23	$0.85

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$59,591	$39,772
Divided by sum of the
Weighted average shares outstanding	48,309	46,664
Conversion of dilutive stock options / non-vested stock	596	745

Diluted shares outstanding	48,905	47,409
Diluted earnings from continuing operations per share	$1.22	$0.84

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Nine Months Ended September 30,
In thousands	2006	2005
Balance at December 31, 2005 and 2004, respectively	$16,158	$17,413
Warranty provision	9,263	5,089
Warranty claim payments	(6,227)	(6,711)

Balance at September 30, 2006 and 2005, respectively	$19,194	$15,791

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

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

More specifically, as to RFPC, Management’s belief that any losses due to asbestos-related cases would not be material is also based on the fact that RFPC owns insurance which provides coverage for asbestos-related bodily injury claims. To date, RFPC’s insurers have provided RFPC with defense and indemnity in these actions. As to Wabtec and its divisions, Management’s belief that asbestos-related cases will not have a material impact is also based on its position that it has no legal liability for asbestos-related bodily injury claims, and that the former owners of Wabtec’s assets retained asbestos liabilities for the products at issue. To date, Wabtec has been able to successfully defend itself on this basis, including two arbitration decisions and a judicial opinion, all of which confirmed Wabtec’s position that it did not assume any asbestos liabilities from the former owners of certain Wabtec assets. Although Wabtec has incurred defense and administrative costs in connection with asbestos bodily injury actions, these costs have not been material, and the company has no information that would suggest these costs would become material in the foreseeable future.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

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

In a presentation provided to Wabtec and Faiveley on August 22, 2006, Bombardier claimed that it has reached a settlement with Amtrak and Knorr related to the suspension of Amtrak’s Acela service. Bombardier has alleged that it has incurred damages of approximately $38 million, and has been assigned the rights to pursue additional claims by Amtrak and Knorr of approximately $17 million and $10 million, respectively. Wabtec has contacted Faiveley, asserting that Faiveley is fully responsible for any claims made by Bombardier, including the assigned claims of Amtrak and Knorr. Wabtec does not believe that it has any material legal liability with regard to this matter.

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

While the transactions are inconsequential and not material to the overall operations of Wabtec, they may result in potential penalties. Management has concluded its investigation, and has notified Wabtec’s Audit Committee, Board of Directors, and the appropriate authorities of its findings. Wabtec has not recorded a reserve related to this matter as of September 30, 2006; because the Company’s potential exposure cannot be estimated based on management’s assessment of the situation.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2005, filed on March 16, 2006. During the first nine months of 2006, there were no material changes other than what is discussed above to the information described in Note 18 therein.

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

Transit Group consists of products for passenger transit vehicles and locomotives (typically subways, commuter rail and buses) that include braking, coupling, monitoring systems, climate control and door equipment engineered to meet individual customer specifications, as well as commuter rail locomotives. Revenues are derived from OEM and aftermarket sales as well as from repairs and services.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

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

Beginning with the first quarter of 2006, the Company transferred certain operations from the Freight to the Transit Group to reflect a shift in the markets and customers served by those operations. For the three month period ended September 30, 2005, this reclassification increased Transit Group sales by about $22 million and income from continuing operations before income taxes by $2.7 million. For the nine month period ended September 30, 2005, this reclassification increased Transit Group sales by about $63 million and income from continuing operations before income taxes by $8.0 million. Prior period results have been adjusted for comparability purposes.

Segment financial information for the three months ended September 30, 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$179,474	$89,415	$—	$268,889
Intersegment sales/(elimination)	3,410	166	(3,576)	—

Total sales	$182,884	$89,581	$(3,576)	$268,889

Income (loss) from operations	$31,136	$5,724	$(11,385)	$25,475
Interest income (expense) and other	—	—	57	57

Income (loss) from continuing operations before income taxes	$31,136	$5,724	$(11,328)	$25,532

Freight Group income from continuing operations before income taxes included the $6.8 million restructuring expense recorded in the three months ended September 30, 2006.

Segment financial information for the three months ended September 30, 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$178,083	$77,587	$—	$255,670
Intersegment sales/(elimination)	4,514	49	(4,563)	—

Total sales	$182,597	$77,636	$(4,563)	$255,670

Income (loss) from operations	$30,354	$3,679	$(6,768)	$27,265
Interest income (expense) and other	—	—	(3,469)	(3,469)

Income (loss) from continuing operations before income taxes	$30,354	$3,679	$(10,237)	$23,796

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

Segment financial information for the nine months ended September 30, 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$555,576	$237,624	$—	$793,200
Intersegment sales/(elimination)	10,935	428	(11,363)	—

Total sales	$566,511	$238,052	$(11,363)	$793,200

Income (loss) from operations	$113,870	$12,781	$(33,507)	$93,144
Interest income (expense) and other	—	—	(2,633)	(2,633)

Income (loss) from continuing operations before income taxes	$113,870	$12,781	$(36,140)	$90,511

Freight Group income from continuing operations before income taxes included the $6.8 million restructuring expense recorded in the nine months ended September 30, 2006.

Segment financial information for the nine months ended September 30, 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$525,322	$238,445	$—	$763,767
Intersegment sales/(elimination)	9,137	189	(9,326)	—

Total sales	$534,459	$238,634	$(9,326)	$763,767

Income (loss) from operations	$78,616	$15,468	$(22,164)	$71,920
Interest income (expense) and other	—	—	(9,954)	(9,954)

Income (loss) from continuing operations before income taxes	$78,616	$15,468	$(32,118)	$61,966

Sales by product for the three months ended September 30, is as follows:

	Three Months Ended September 30,
In thousands	2006	2005
Brake Products	$89,681	$89,029
Freight Electronics & Specialty Products	87,061	85,036
Remanufacturing, Overhaul & Build	57,350	50,013
Transit Products	25,109	25,844
Other	9,688	5,748

Total Sales	$268,889	$255,670

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

Sales by product for the nine months ended September 30, is as follows:

	Nine Months Ended September 30,
In thousands	2006	2005
Brake Products	$291,841	$269,363
Freight Electronics & Specialty Products	249,594	245,143
Remanufacturing, Overhaul & Build	148,197	146,370
Transit Products	79,737	90,290
Other	23,831	12,601

Total Sales	$793,200	$763,767

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

Balance Sheet as of September 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash	$167,020	$(5,283)	$85,848	$—	$247,585
Accounts Receivable	3,398	100,604	53,213	—	157,215
Inventories	—	88,590	47,303	—	135,893
Other Current Assets	19,137	3,437	2,943	—	25,517

Total Current Assets	189,555	187,348	189,307	—	566,210
Net Property, Plant and Equipment	2,910	92,631	64,665	—	160,206
Goodwill	7,980	76,727	33,991	—	118,698
Investment in Subsidiaries	907,242	155,202	24,755	(1,087,199)	—
Intangibles	8,801	23,969	4,669	—	37,439
Other Long Term Assets	12,474	1,611	13,623	—	27,708

Total Assets	$1,128,962	$537,488	$331,010	$(1,087,199)	$910,261

Current Liabilities	$10,733	$164,000	$62,942	$—	$237,675
Intercompany	459,401	(487,631)	28,230	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	46,903	3,719	10,039	—	60,661

Total Liabilities	667,037	(319,912)	101,211	—	448,336
Stockholders’ Equity	461,925	857,400	229,799	(1,087,199)	461,925

Total Liabilities and Stockholders’ Equity	$1,128,962	$537,488	$331,010	$(1,087,199)	$910,261

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

Balance Sheet as of December 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash	$87,899	$(2,758)	$56,224	$—	$141,365
Accounts Receivable	145	135,281	71,465	—	206,891
Inventories	—	73,419	37,454	—	110,873
Other Current Assets	17,519	2,195	4,083	—	23,797

Total Current Assets	105,563	208,137	169,226	—	482,926
Net Property, Plant and Equipment	3,843	93,108	64,650	—	161,601
Goodwill	8,521	76,728	32,932	—	118,181
Investment in Subsidiaries	781,663	155,201	24,755	(961,619)	—
Intangibles	9,396	24,982	4,751	—	39,129
Other Long Term Assets	13,980	9,806	10,734	—	34,520

Total Assets	$922,966	$567,962	$307,048	$(961,619)	$836,357

Current Liabilities	$19,287	$155,992	$66,200	$—	$241,479
Intercompany	320,568	(348,912)	28,344	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	53,904	3,065	8,702	—	65,671

Total Liabilities	543,759	(189,855)	103,246	—	457,150
Stockholders’ Equity	379,207	757,817	203,802	(961,619)	379,207

Total Liabilities and Stockholders’ Equity	$922,966	$567,962	$307,048	$(961,619)	$836,357

Income Statement for the Three Months Ended September 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$204,958	$86,550	$(22,619)	$268,889
Cost of Sales	737	(154,565)	(68,631)	19,768	(202,691)

Gross Profit (Loss)	737	50,393	17,919	(2,851)	66,198
Operating Expenses	(8,522)	(23,609)	(8,592)	—	(40,723)

Operating Profit (Loss)	(7,785)	26,784	9,327	(2,851)	25,475
Interest (Expense) Income	(3,823)	3,429	590	—	196
Other (Expense) Income	(1,740)	2,210	(609)	—	(139)
Equity Earnings	32,515	(4,719)	—	(27,796)	—

Income (Loss) From Continuing Operations Before Income Taxes	19,167	27,704	9,308	(30,647)	25,532
Income Tax Benefit (Expense)	(1,482)	(3,432)	(2,877)	—	(7,791)

Income (Loss) From Continuing Operations	17,685	24,272	6,431	(30,647)	17,741
Discontinued Operations	(314)	—	(56)	—	(370)

Net Income (Loss)	$17,371	$24,272	$6,375	$(30,647)	$17,371

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

Income Statement for the Three Months Ended September 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$178,580	$108,804	$(31,714)	$255,670
Cost of Sales	2,736	(130,897)	(91,511)	30,971	(188,701)

Gross Profit (Loss)	2,736	47,683	17,293	(743)	66,969
Operating Expenses	(9,956)	(21,446)	(8,302)	—	(39,704)

Operating Profit (Loss)	(7,220)	26,237	8,991	(743)	27,265
Interest (Expense) Income	(5,721)	2,554	932	—	(2,235)
Other (Expense) Income	(368)	736	(1,602)	—	(1,234)
Equity Earnings	30,455	5,401	—	(35,856)	—

Income (Loss) From Continuing Operations Before Income Taxes	17,146	34,928	8,321	(36,599)	23,796
Income Tax Benefit (Expense)	(2,070)	(3,216)	(3,014)	—	(8,300)

Income (Loss) From Continuing Operations	15,076	31,712	5,307	(36,599)	15,496
Discontinued Operations	—	—	174	—	174

Net Income (Loss)	$15,076	$31,712	$4,887	$(36,599)	$15,076

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Nine Months Ended September 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$599,330	$282,824	$(88,954)	$793,200
Cost of Sales	1,025	(425,799)	(226,550)	76,153	(575,171)

Gross Profit (Loss)	1,025	173,531	56,274	(12,801)	218,029
Operating Expenses	(34,500)	(64,608)	(25,777)	—	(124,885)

Operating Profit (Loss)	(33,475)	108,923	30,497	(12,801)	93,144
Interest (Expense) Income	(12,490)	9,551	1,591	—	(1,348)
Other (Expense) Income	(1,763)	2,991	(2,513)	—	(1,285)
Equity Earnings	116,084	(9,863)	—	(106,221)	—

Income (Loss) From Continuing Operations Before Income Taxes	68,356	111,602	29,575	(119,022)	90,511
Income Tax Benefit (Expense)	(9,756)	(11,444)	(9,720)	—	(30,920)

Income (Loss) From Continuing Operations	58,600	100,158	19,855	119,022)	59,591
Discontinued Operations	(38)	—	(991)	—	(1,029)

Net Income (Loss)	$58,562	$100,158	$18,864	$(119,022)	$58,562

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

Income Statement for the Nine Months Ended September 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$549,047	$318,413	$(103,693)	$763,767
Cost of Sales	4,909	(412,083)	(259,081)	92,644	(573,611)

Gross Profit (Loss)	4,909	136,964	59,332	(11,049)	190,156
Operating Expenses	(29,060)	(62,566)	(26,610)	—	(118,236)

Operating Profit (Loss)	(24,151)	74,398	32,722	(11,049)	71,920
Interest (Expense) Income	(14,836)	7,105	847	—	(6,884)
Other (Expense) Income	(2,466)	3,266	(3,870)	—	(3,070)
Equity Earnings	81,563	11,311	—	(92,874)	—

Income (Loss) From Continuing Operations Before Income Taxes	40,110	96,080	29,699	(103,923)	61,966
Income Tax Benefit (Expense)	(635)	(10,864)	(10,695)	—	(22,194)

Income (Loss) From Continuing Operations	39,475	85,216	19,004	(103,923)	39,772
Discontinued Operations	—	—	297	—	297

Net Income (Loss)	$39,475	$85,216	$18,707	$(103,923)	$39,475

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$76,656	$106,172	$46,102	$(119,022)	$109,908
Net Cash (Used in) Provided by Investing Activities	(524)	(8,539)	(750)	—	(9,813)
Net Cash Provided by (Used in) Financing Activities	2,989	(100,158)	(18,864)	119,022	2,989
Effect of Changes in Currency Exchange Rates	—	—	3,136	—	3,136

Increase (Decrease) in Cash	79,121	(2,525)	29,624	—	106,220
Cash at Beginning of Period	87,899	(2,758)	56,224	—	141,365

Cash at End of Period	$167,020	$(5,283)	$85,848	$—	$247,585

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$6,426	$103,936	$40,864	$(103,923)	$47,303
Net Cash Used in Investing Activities	(447)	(45,718)	(5,670)	—	(51,835)
Net Cash Provided by (Used in) Financing Activities	18,240	(85,290)	(18,753)	103,923	18,120
Effect of Changes in Currency Exchange Rates	—	—	(2,753)	—	(2,753)

Increase (Decrease) in Cash	24,219	(27,072)	13,688	—	10,835
Cash at Beginning of Period	41,117	24,849	29,291	—	95,257

Cash at End of Period	$65,336	$(2,223)	$42,979	$—	$106,092

15. OTHER EXPENSE

The components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Foreign currency loss	$124	$1,445	$1,054	$3,058
Other miscellaneous expense (income)	15	(211)	231	12

Total other expense	$139	$1,234	$1,285	$3,070

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 90 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In the first nine months of 2006, about 34 percent of the Company’s revenues came from outside the U.S.

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

Freight rail industry statistics, such as carloadings and orders for new freight cars, are continuing to improve in 2006. Through the first nine months of 2006, deliveries of new freight cars increased 12% and orders increased 40%, compared to the same period in 2005. As a result, at September 30, 2006, the backlog of freight cars ordered was 88,116. Sales in our freight segment have benefited from that trend. Following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog*
First quarter 2004	17,962	10,012	42,242
Second quarter 2004	19,770	10,071	51,446
Third quarter 2004	20,315	11,790	61,052
Fourth quarter 2004	12,244	14,419	58,677

	70,291	46,292

First quarter 2005	17,563	15,781	59,416
Second quarter 2005	19,132	17,914	60,544
Third quarter 2005	17,439	16,987	60,986
Fourth quarter 2005	26,569	17,975	69,408

	80,703	68,657

First quarter 2006	35,991	18,542	86,857
Second quarter 2006	18,190	19,466	85,692
Third quarter 2006	21,466	19,008	88,116

Deliveries of transit cars were 918 and 819 for the years ended December 31, 2005 and 2004, respectively. Deliveries of locomotives were 1,106 and 1,202 for the years ended December 31, 2005 and 2004, respectively.

Source: Railway Supply Institute and Management Estimates (* Figures that do not roll forward period to period reflect minor adjustments subsequent to that period from figures reported by the Railway Supply Institute.)

Carloadings and Intermodal Units Originated have increased over the past three years reflecting higher rail traffic and ultimately better opportunities for maintenance and aftermarket sales for the Company:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2004	4,296	4,327	4,267	4,171	17,061
2005	4,403	4,366	4,309	4,135	17,213
2006	4,338	4,453	4,345	n/a	n/a

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2004	2,585	2,750	2,810	2,849	10,994
2005	2,781	2,885	2,992	3,036	11,694
2006	2,937	3,093	3,173	n/a	n/a

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

On July 19, 2006, the Board of Directors approved a restructuring plan to improve the profitability and efficiency of certain business units. As part of the plan, Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. Wabtec recorded expenses of $6.8 million in the 2006 third quarter for restructuring and other expenses, as a result of the approval of this plan. These expenses were comprised of the following components: $1.5 million for employee severance costs associated with approximately 240 salaried and hourly employees located at our Wallaceburg and Stoney Creek locations; $2.0 million of pension curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $540,000 for goodwill impairment specific to the Wallaceburg facility. As of September 30, 2006, the employees associated with the restructuring program had been terminated and none of the severance has been paid. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees.

The restructuring plan will result in the additional charges in the first half of 2007 of $1.5 million, pre-tax, primarily for pension-related settlement charges. Pension funding will be subject to regulatory review and approval and funding is anticipated to be made in the first half of 2007.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2006	2005	2006	2005
Net sales	$268.9	$255.7	$793.2	$763.8
Cost of sales	(202.7)	(188.7)	(575.2)	(573.6)

Gross profit	66.2	67.0	218.0	190.2
Selling, general and administrative expenses	(31.2)	(30.8)	(97.6)	(90.5)
Engineering expenses	(8.1)	(8.0)	(24.2)	(24.8)
Amortization expense	(1.4)	(0.9)	(3.1)	(3.0)

Total operating expenses	(40.7)	(39.7)	(124.9)	(118.3)
Income from operations	25.5	27.3	93.1	71.9
Interest income (expense), net	0.1	(2.2)	(1.3)	(6.9)
Other expense, net	(0.1)	(1.3)	(1.3)	(3.0)

Income from continuing operations before income taxes	25.5	23.8	90.5	62.0
Income tax expense	(7.8)	(8.3)	(30.9)	(22.2)

Income from continuing operations	17.7	15.5	59.6	39.8
Discontinued operations	(0.3)	(0.4)	(1.0)	(0.3)

Net income	$17.4	$15.1	$58.6	$39.5

THIRD QUARTER 2006 COMPARED TO THIRD QUARTER 2005

The following table summarizes the results of operations for the period:

	Three months ended September 30,
In thousands	2006	2005	Percent Change
Net sales	$268,889	$255,670	5.2%
Income from operations	25,475	27,265	-6.6%
Net income	17,371	15,076	15.2%

Net sales increased by $13.2 million to $268.9 million from $255.7 million for the three months ended September 30, 2006 and 2005, respectively. The increase is primarily related to increased sales from contracts to build locomotives of about $14 million and increased revenues from our electronics business unit of $17 million, partially offset by volume decreases of $15 million for certain freight components, and $7 million for the renovation of air conditioning units for transit cars. The Company did not realize any significant net sales improvement because of price increases or foreign exchange. Net income for the three months ended September 30, 2006 was $17.4 million or $0.35 per diluted share. Net income for the three months ended September 30, 2005 was $15.1 million or $0.31 per diluted share. As part of a restructuring plan, Wabtec recognized $6.8 million in the 2006 third quarter for restructuring and other charges. Net income improved primarily due to sales increases, consistent operating costs, lower interest expense of $2.2 million, reduced other expense of $1 million, and a tax benefit of $1.4 million that resulted from the resolution of certain tax issues from prior years. Offsetting these improvements was stock based compensation expense recognized under SFAS 123(R).

Net sales by segment Beginning with the first quarter of 2006, the Company transferred certain operations from the Freight to Transit Group to reflect a shift in the markets and customers served by those operations. Prior period results have been adjusted for comparability purposes. For the three-month period ended September 30, 2005, this reclassification increased Transit Group sales by about $22 million. The following table shows the Company’s net sales by business segment:

	Three months ended September 30,
In thousands	2006	2005
Freight Group	$179,474	$178,083
Transit Group	89,415	77,587

Net sales	$268,889	$255,670

The Freight Group’s increased sales reflected increased sales of aftermarket parts offset by decreased OEM sales of certain freight components and locomotive module contracts. Transit Group sales were higher due to increased commuter locomotive revenues.

Gross profit Gross profit decreased to $66.2 million in the third quarter of 2006 compared to $67.0 million in the same period of 2005. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the third quarter of 2006, gross profit, as a percentage of sales, was 24.6% compared to 26.2% in 2005. The restructuring plan charges impacted gross margin, with $6.3 million being recorded in cost of sales. Gross profit, as a percentage of sales, excluding these charges, would have been 27.0%, which improvement is due to a variety of factors including improved performance of a locomotive module contract which was profitable in the third quarter compared to a loss in the prior year same periods. For the three months ended September 30, 2006, the locomotive module contract overall improvement was $2.1 million from the losses realized in the prior year. The remaining improvement is due to cost savings realized from sourcing raw materials from lower cost suppliers, reduced labor costs, and continuing improvements in our manufacturing processes.

The provision for warranty expense was $1.8 million higher for the third quarter of 2006 compared to the same period in the prior year, which negatively impacted gross profit. The most significant reason for the increase is due to specific reserves related to certain transit door components of $1.4 million being recognized for our North America operations. In general, reserves, which are established based on historical claims as a percentage of revenue, were higher for the locomotive manufacture and overhaul business unit. Sales have increased resulting in a higher reserve compared to prior quarter. Overall, our warranty reserve increased at September 30, 2006 compared to September 30, 2005 by $3.4 million as reserves were established before claims were paid related to specific and general provisions discussed above.

Operating expenses The following table shows our operating expenses:

	Three months ended September 30,
In thousands	2006	2005	Percent Change
Selling, general and administrative expenses	$31,293	$30,813	1.6%
Engineering expenses	8,068	7,995	0.9%
Amortization expense	1,362	896	52.0%

Total operating expenses	$40,723	$39,704	2.6%

Operating expenses increased $1.0 million in the third quarter of 2006 compared to the same period of 2005. These expenses were 15.1% and 15.5% of sales for the quarters ended September 30, 2006 and 2005, respectively. The increase is due to expense recognized in connection with the adoption of SFAS 123(R) and certain other share-based compensation accruals for long-term incentive plans. Stock based compensation was

$1.7 million and $955,000 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense increased in 2006 due to the $540,000 goodwill impairment related to the restructuring plan approved and implemented in the third quarter.

Income from operations Income from operations totaled $25.5 million (or 9.5% of sales) in the third quarter of 2006 compared with $27.3 million (or 10.7% of sales) in the same period of 2005. The decrease is due to increased sales and corresponding gross profit, offset by the $6.8 million restructuring charge described earlier.

Interest income (expense), net Interest income, net was $196,000 in the third quarter of 2006 compared to interest expense of $2.2 million in the same period of 2005 primarily due to the Company’s overall higher cash balances and rising interest rates, resulting in higher interest income.

Other income (expense), net The Company recorded a foreign exchange loss of $124,000 and $1.4 million, in the three months ended September 30, 2006 and 2005, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 30.5% and 34.9% for the third quarter of 2006 and 2005, respectively. During the third quarter of 2006, approximately $1.4 million of tax benefit was recognized related to the release of tax contingency reserves as the result of the closure of open tax years as well as settlements reached with taxing authorities.

Net income Net income for the third quarter of 2006 increased $2.3 million, compared with the same period of 2005. This increase is the result of higher sales, decreased interest expense, net, decreased foreign exchange loss, and lower income taxes, offset by decreased gross margin because of the $6.8 million restructuring charge and higher operating costs specific to the adoption of SFAS 123(R).

FIRST NINE MONTHS OF 2006 COMPARED TO FIRST NINE MONTHS OF 2005

The following table summarizes the results of operations for the period:

	Nine months ended September 30,
In thousands	2006	2005	Percent Change
Net sales	$793,200	$763,767	3.9%
Income from operations	93,144	71,920	29.5%
Net income	58,562	39,475	48.4%

Net sales increased by 3.5% from $793.2 million in the first nine months of 2005 to $763.8 million in the same period in 2006. The increase is primarily related to increased sales of locomotives of about $20 million and increased revenues from our services, radiator and electronics business units of $30 million, partially offset by volume decreases in transit related sales for doors and brakes; and certain overhaul contracts of $21 million. Net income for the first nine months of 2006 was $58.6 million or $1.20 per diluted share. Net income for the same period of 2005 was $39.5 million or $0.83 per diluted share. As part of a restructuring plan, Wabtec recognized $6.8 million in the 2006 third quarter for restructuring and other charges. Net income improved due to higher sales volume and gross profit on sales, lower interest expense of $5.6 million, reduced other expense of $1.8 million, and a tax benefit of $1.4 million that resulted from the resolution of certain tax issues from prior years. Offsetting these improvements was the increase of stock based compensation expense of about $6.1 million

Net sales by segment Beginning with the first quarter of 2006, the Company transferred certain operations from the Freight to the Transit Group to reflect a shift in the markets and customers served by those operations.

Prior period results have been adjusted for comparability purposes. For the nine months ended September 30, 2005, this reclassification increased Transit Group sales by about $62 million. The following table shows the Company’s net sales by business segment:

	Nine months ended September 30,
In thousands	2006	2005
Freight Group	$555,576	$525,322
Transit Group	237,624	238,445

Net sales	$793,200	$763,767

The Freight Group’s increased sales reflected higher sales of aftermarket parts. Decreases in OEM sales for certain freight components and locomotive module contracts were offset by increased freight brake sales. Transit Group sales were slightly lower due to a decline in transit revenue while certain large transit car contracts ramp up for 2007.

Gross profit Gross profit increased to $218.0 million for the first nine months of 2006 compared to $190.2 million in the same period of 2005. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the first nine months of 2006, gross profit, as a percentage of sales, was 27.5% compared to 24.9% in 2005. In the third quarter of 2006, restructuring plan expense of $6.3 million were recorded in cost of sales. 2006 gross profit, as a percentage of sales, excluding these charges, would have been 28.3%, which improvement is due to a variety of factors including improved performance of a locomotive module contract which was profitable for the first nine months of 2006 compared to a loss in the prior year same periods. Also, in the first nine months of 2005, the Company recorded $2.3 million in restructuring and asset impairment charges related to consolidating two U.K. facilities into one, relocating a product line from Canada to the U.S., and completion of a data center migration. 2005 gross profit, as a percentage of sales, excluding these charges, would have been 25.2%. The remaining improvement is due to cost savings realized from sourcing raw materials from lower cost suppliers, reduced labor costs, and continuing improvements in our manufacturing processes.

The provision for warranty expense was $4.2 million higher for the nine months of 2006 compared to the same period in the prior year, which negatively impacted gross profit. The most significant reason for the increase is due to specific reserves related to certain transit door components of $1.4 million being recognized for North America operations; and other freight components and electronic products. In general, reserves, which are established based on historical claims as a percentage of revenue, were higher for the locomotive manufacture and overhaul business unit, due to higher sales in that unit. Sales have increased resulting in a higher reserve compared to prior period. Overall, our warranty reserve increased at September 30, 2006 compared to September 30, 2005 by $3.4 million as reserves were established before claims were paid related to specific provisions discussed above.

Operating expenses The following table shows our operating expenses:

	Nine months ended September 30,
In thousands	2006	2005	Percent Change
Selling, general and administrative expenses	$97,591	$90,448	7.9%
Engineering expenses	24,206	24,848	(2.6)%
Amortization expense	3,088	2,940	5.0%

Total operating expenses	$124,885	$118,236	5.6%

Operating expenses increased $6.6 million in the first nine months of 2006 compared to the same period of 2005. These expenses were 15.7% and 15.5% of sales for the first nine months ended September 30, 2006 and 2005, respectively. The increase is due primarily to expense recognized in connection with the adoption of SFAS 123(R) and certain other share-based compensation accruals for long-term incentive plans. During 2005, operating expenses included an information technology asset write-off of $1.1 million. Stock based compensation was $7.7 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively. The primary reason for the increase in stock based compensation expense between years is the issuance of shares in 2006 under a non-vested stock plan.

Income from operations Income from operations totaled $93.1 million (or 11.7% of sales) in the first nine months of 2006 compared with $71.9 million (or 9.4% of sales) in the same period of 2005. This increase is due to increased sales and improved gross profit described earlier.

Interest expense, net Interest expense, net decreased 80.4% in the first nine months of 2006 compared to the same period of 2005 primarily due to the Company’s overall higher cash balances and rising interest rates, resulting in higher interest income.

Other income (expense), net The Company recorded a foreign exchange loss of $1.1 million and $3.1 million in the nine months ended September 30, 2006 and 2005, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 34.2% and 35.8% for the first nine months of 2006 and 2005, respectively. During the third quarter of 2006, approximately $1.4 million of tax benefit was recognized related to the release of tax contingency reserves.

Net income Net income for the first nine months of 2006 increased $19.1 million, compared with the same period of 2005. This increase is the result of higher sales, decreased interest expense, net, decreased foreign exchange loss, and lower income taxes, offset by decreased gross margin because of the $6.8 million restructuring charge and higher operating costs specific to the adoption of SFAS 123(R).

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowing capacity under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data.

	Nine months ended September 30,
In thousands	2006	2005
Cash provided (used) by:
Operating activities	$109,908	$47,303
Investing activities	(9,813)	(51,835)
Financing activities	2,989	18,120
Net Change in Cash	106,220	10,835

Operating activities Cash provided by operations in the first nine months of 2006 was $109.9 million as compared to $47.3 million in the same period of 2005. This $62.1 million increase was the result of increased earnings as well as certain changes in operating assets and liabilities. Net income for the Company increased $19.1 million primarily as a result of improved profitability. Cash provided by accounts receivable improved operating cash flows by $78.4 million, and was the result of the Company collecting large customer receivables in 2006 for certain locomotive contracts. In particular, customer deposits from certain locomotive contracts accounted for the majority of the cash provided from operations. Accrued income taxes decreased operating cash flows by $5.5 million due to the timing of tax payments. Accounts payable and accrued liabilities were a use of cash by $31.7 million compared to the prior period as accounts payable and other certain liabilities were reduced based on the timing of certain payments.

Investing activities In the first nine months of 2006 and 2005, cash used in investing activities was $9.8 million and $51.8 million, respectively. In 2005, the Company acquired the assets of Rütgers Rail S.p.A. for $36.3 million, net of cash received. Capital expenditures were $13.5 million and $16.4 million in the first nine months of 2006 and 2005, respectively. The majority of capital expenditures for these periods related to upgrades to and replacement of existing equipment. Effective October 9, 2006, Wabtec acquired Schaefer Equipment, Inc., manufacturer of forged brake rigging components, for $36.0 million in cash.

Financing activities In the first nine months of 2006 and 2005, cash provided by financing activities was $3.0 million and $18.1 million, respectively. The cash provided in 2006 included $13.6 million of proceeds from the exercise of stock options and other benefit plans, offset by $1.5 million of dividend payments and $13.5 million for the repurchase of 502,400 shares of stock. The cash provided in 2005 included $19.6 million of proceeds from the exercise of stock options and other benefit plans, offset by $1.4 million of dividend payments.

The following table shows our outstanding indebtedness at September 30, 2006 and December 31, 2005.

In thousands	September 30, 2006	December 31, 2005
6.875% Senior notes due 2013	$150,000	$150,000

Total	$150,000	$150,000
Less-current portion	—	—

Long-term portion	$150,000	$150,000

Cash balance at September 30, 2006 and December 31, 2005 was $247.6 million and $141.4 million, respectively.

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. At September 30, 2006, the Company had available bank borrowing capacity, net of $23.7 million of letters of credit, of approximately $151.3 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the nine months ended September 30, 2006 or during the year ended December 31, 2005.

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

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which is permitted under the Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding. During the third quarter 2006, 502,400 shares were repurchased at an average price of $26.90 per share.

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

Stock based compensation was $7.7 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively. The primary reason for the increase in stock based compensation expense between years is the issuance of shares in 2006 under a non-vested stock plan and increased expense under a stock based incentive plan as a result of the improved performance of the Company. The accounting for the non-vested stock and the stock awards under the incentive plan was not impacted significantly by the adoption of FAS 123(R). In addition, compensation expense of $849,000 was recorded for the nine months ended September 30, 2006 related to the expensing of stock options in accordance with FAS 123(R).

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. There was no outstanding variable-rate debt at September 30, 2006.

Foreign Currency Exchange Risk

The Company occasionally enters into several types of financial instruments for the purpose of managing its exposure to foreign currency exchange rate fluctuations in countries in which the Company has significant operations. As of September 30, 2006, we had several such instruments outstanding to hedge currency rate fluctuation in 2006.

The Company entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts and option agreements are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of September 30, 2006, the Company has forward contracts with a notional value of $15.0 million CAD (or $12.6 million U.S.), with an average exchange rate of $0.84 USD per $1 CAD, resulting in the recording of a current asset and an increase in comprehensive income of $732,000 net of tax.

Wabtec is also subject to certain risks associated with changes in foreign currency exchange rates to the extent its operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2006, approximately 66% of Wabtec’s net sales are in the United States, 11% in Canada, 2% in Mexico, and 21% in other international locations, primarily Europe.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2006. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS AND COMMITMENTS AND CONTINGENCIES

Except as disclosed in Note 12 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended September 30, 2006, there have been no other material changes to report regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2005.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
July 2, 2006 to July 29, 2006	—	$—	—	$50,000,000
July 30, 2006 to August 26, 2006	—	—	—	50,000,000
August 27, 2006 to September 30, 2006	502,400	26.90	502,400	43,347,705

Total	502,400	$26.90	502,400	43,347,705

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding. During the third quarter 2006, 502,400 shares were repurchased at an average price of $26.90 per share.

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, dated as of January 6, 2006, filed as an exhibit to Form 8-K filed on January 9, 2006.

10.1	Stock Purchase Agreement dated October 6, 2006 by and among the shareholders of Schaefer Manufacturing, Inc., Wabtec Holding Corporation, and CCP Limited Partnership.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon, Senior Vice President, Chief Financial Officer and Secretary

DATE:	November 9, 2006

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, dated as of January 6, 2006, filed as an exhibit to Form 8-K filed on January 9, 2006.

10.1	Stock Purchase Agreement dated October 6, 2006 by and among the shareholders of Schaefer Manufacturing, Inc., Wabtec Holding Corporation, and CCP Limited Partnership.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer