Form 10-K
period 2006-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2007-03-01
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The registrant estimates that as of June 30, 2006, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1.7 billion based on the closing price on the New York Stock Exchange for such stock.

As of February 23, 2007, 48,317,852 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 16, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

General

Westinghouse Air Brake Technologies Corporation, doing business as Wabtec Corporation, is a Delaware corporation with headquarters at 1001 Air Brake Avenue in Wilmerding, Pennsylvania. Our telephone number is 412-825-1000, and our website is located at www.wabtec.com. All references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its subsidiaries. Westinghouse Air Brake Company (“WABCO”) was formed in 1990 when it acquired certain assets and operations from American Standard, Inc. (ASI). The Company’s operations date back to 1869 when founded by George Westinghouse. In 1999, WABCO merged with MotivePower Industries, Inc. (“MotivePower”) and adopted the name Wabtec.

Today, Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold about a 50% market share in North America for our primary braking-related equipment and a leading position in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars and subway cars. In 2006, the Company had sales of approximately $1 billion and net income of approximately $85 million. Sales of aftermarket parts and services represented over 50% of total sales in 2006.

Management and insiders of the Company own approximately 6% of Wabtec’s outstanding shares, with the balance held by investment companies and individuals. Executive management incentive compensation focuses on earnings, cash flow, working capital and economic profit targets to align management interests with those of outside shareholders.

Industry Overview

The Company primarily serves the worldwide freight and passenger transit rail industries. The worldwide market for rail equipment has been estimated at about $70 billion annually. Our operating results are largely dependent on the level of activity, financial condition and capital spending plans of the global railroad industry. Many factors influence the industry, including general economic conditions; rail traffic, as measured by freight tonnage and passenger ridership; government investment in public transportation; and investment in new technologies by freight and passenger rail systems. Customers outside of North America accounted for about 22% of Wabtec’s sales in 2006.

In North America, railroads carry about 42% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. Although the railroads carry a wide variety of commodities and goods, coal is the single-largest item, representing about 40% of carloadings in 2006. Intermodal traffic—the movement of trailers or containers by rail in combination with another mode of transportation—has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits.

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

Demand for our freight related products and services in North America is driven by a number of factors, including:

•

Rail traffic. The Association of American Railroads (AAR) compiles statistics that gauge the level of activity in the freight rail industry. Two important statistics are revenue ton-miles and carloadings, which are generally referred to as “rail traffic”. According to preliminary AAR estimates for U.S. railroads, 2006 was a record year, with revenue ton-miles increasing 2.5%, carloadings increasing 1.2% and intermodal units increasing 5.0%. As rail traffic increases, we believe that our customers will increase their level of spending on equipment and equipment maintenance.

•

Demand for new locomotives. Currently, the active locomotive fleet for Class I railroads in North America is about 23,000 units. The average number of new locomotives delivered over the past 10 years was about 1,100 annually. In 2006, about 1,200 new, heavy-haul locomotives were delivered, compared to about 1,100 in 2005.

•

Demand for new freight cars. Currently, the active freight car fleet in North America is about 1.3 million. The average number of new freight cars delivered over the past 10 years was about 53,000 annually. In 2006, about 75,000 new freight cars were delivered.

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

Demand for North American passenger transit products is driven by a number of factors, including:

•

Replacement, building and/or expansion programs of transit authorities. These programs are funded in part by U.S. federal, state and local government programs. In 2005, the U.S. federal government passed new legislation, known as SAFETEA-LU, which provides federal funding for transportation projects. The legislation authorizes funding of $45 billion from fiscal 2005 to fiscal 2009, with average annual increases of about 8%. The average annual number of new transit car deliveries over the past 10 years was about 600 units. In 2006, 738 transit vehicles were delivered.

•

Ridership levels. Ridership provides fare box revenues to transit authorities, which use the funds primarily for equipment and system maintenance. Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles increased about 3.0% in 2006, the fourth consecutive year that ridership has increased. Given the strength of the U.S. economy and the high price of gasoline, the transit industry expects ridership to continue growing.

Business Segments and Products

We provide our products and services through two principal business segments, the Freight Group and the Transit Group. The Freight Group primarily manufactures and services components for new and existing freight cars and locomotives, builds new switcher locomotives and rebuilds freight locomotives. The Transit Group primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives and refurbishes subway cars. Both business segments serve original equipment manufacturers (OEMs) and provide aftermarket sales and services, with the aftermarket accounting for over 50% of net sales. Some business units within the operating groups serve both freight rail and passenger transit rail customers. Beginning in 2006, the Company transferred certain operations between the Freight and Transit Groups to reflect a shift in the markets and customers served by those operations and to reflect the information used by the chief decision maker in evaluating the operations of the Company. All prior-period segment results have been adjusted for this reclassification. In 2006, the Freight Group accounted for 65% of our total net sales, and the Transit Group accounted for the remaining 35%. In 2006, the Freight Group generated 50% of its net sales from the aftermarket and 50% of its net sales from the OEMs. The Transit Group generated 58% of its net sales from the aftermarket and 42% of its net sales from OEMs. A summary of our leading product lines across both of our business segments is outlined below.

•	Braking equipment and related components

•	Brake assemblies

•	Draft gears, couplers and slack adjusters

•	Air compressors and dryers

•	Railway electronics, including train control systems, event recorders, monitoring equipment, and end of train devices

•	Friction products, including brake shoes

•	Rail and bus door assemblies

•	Heat exchangers and cooling systems

•	Commuter and switcher locomotives

We manufacture, sell and service high-quality electronics for railroads in the form of on-board systems and braking for locomotives and freight cars. We harden our products to protect them from severe conditions, including extreme temperatures and high-vibration environments. Recently, we have concentrated our new product development on extending electronic technology to braking equipment and control systems.

We have become a leader in the rail industry by capitalizing on the strength of our existing products, technological capabilities and new product innovation. Our new product development effort has focused on electronic technology for brakes and controls. Over the past several years, we introduced a number of significant new products including electronic brakes and train control equipment that encompasses onboard digital data and global positioning communication protocols. In early 2007, for example, the Federal Railroad Administration (FRA) approved the use of our Electronic Train Management System®, which offers safety benefits to the rail industry. The Transit Group also focuses on new product development and has introduced a number of new products during the past several years. Supported by our technical staff of over 500 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers. We currently own over 1,000 active patents worldwide and 500 U.S. patents. During the last three years, we have filed for more than 150 U.S. patents in support of our new and evolving product lines.

For additional information on our business segments, see Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Competitive Strengths

Our key strengths include:

•

Leading market positions in core products. Dating back to 1869 and George Westinghouse’s invention of the air brake, we are an established leader in the development and manufacture of pneumatic braking equipment for freight and passenger transit vehicles. We have leveraged our leading position by focusing on research and engineering to expand beyond pneumatic braking components to supplying integrated parts and assemblies for the locomotive through the end of the train. We are a recognized leader in the development and production of electronic recording, measuring and communications systems, highly engineered compressors and heat exchange systems for locomotives and a leading manufacturer of freight car components, including electronic braking equipment, draft gears, brake shoes and electronic end-of-train devices. We are also the leading manufacturer of commuter locomotives and a leading provider of complete door assemblies and couplers for passenger and transit vehicles.

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

•

Substantial installed base. We believe our installed base presents a meaningful barrier to entry in both the new product market and the aftermarket. As OEMs and Class I railroad operators attempt to modernize fleets with new products designed to improve and maintain safety and efficiency, these products must be designed to be interoperable with existing equipment. We believe our dedicated research and development staff and comprehensive product offering enables us to leverage our installed base to maintain our leadership position with OEMs and the Class I railroads. Similarly, we believe our substantial installed base makes us a preferred supplier in the aftermarket, as end-users typically prefer to source performance and safety-related replacement parts and service from the original product supplier.

•

Regulatory nature of the rail industry. Oversight of the U.S. rail industry is governed by the AAR and by a number of federal regulatory agencies, including the National Transportation Safety Board (NTSB) and the FRA. These groups mandate rigorous manufacturer certification and new product testing and approval processes that we believe are difficult for new entrants to meet cost-effectively and efficiently without the scale and extensive experience we possess.

•

Experienced management team. Our executive management team has over 100 years of combined experience with the Company. The team implemented numerous initiatives that enabled us to manage the cyclical downturn in the rail supply market in 2001 and 2002. These initiatives include the Wabtec Performance System (WPS), an ongoing program that focuses on “lean manufacturing” principles and continuous improvement across all aspects of our business, including product development. As a result of these initiatives, our management team has improved our cost structure, operating leverage and financial flexibility and placed us in an excellent position to benefit from growth opportunities in an improving market environment.

Business strategy

Using the Wabtec Performance System (WPS), we strive to generate sufficient cash to invest in our growth strategies, as outlined below. Through WPS, we believe we can build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through WPS and employee-directed initiatives such as Kaizen, a Japanese-developed team concept, we continuously strive to improve quality, delivery and productivity, and to reduce costs. These efforts enable us to streamline processes, improve product quality and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. Over time, we expect these lean initiatives to enable us to increase profit margins, which would improve cash flow and strengthen our ability to invest in the following growth strategies:

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

•

Expand globally and into new markets. We believe that international markets represent a significant opportunity for future growth. In 2006, total international sales increased slightly to $370.1 million, including export sales from the Company’s U.S. operations of $134 million. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees, and joint ventures with railway suppliers having a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, China, India, Russia, South Africa, and select areas within Europe and South America.

•

Seek acquisitions. We intend to explore acquisition opportunities using a disciplined, selective approach and certain financial criteria. We will be focused on looking for companies that will help Wabtec to grow profitably, while helping to dampen any impact from potential cycles in the North American rail industry.

Recent Acquisitions

In 2006, Wabtec completed two acquisitions in support of its growth strategies. In October, the company acquired Schaefer Equipment, Inc. (Schaefer) a leading manufacturer of forged brake rigging components for freight cars, for approximately $36 million in cash. Schaefer, based in Warren, Ohio, has annual sales of approximately $30 million. Schaefer manufactures a variety of forged components for body-mounted and truck-mounted braking systems. In December, Wabtec acquired Becorit GmbH, (Becorit) a leading manufacturer of friction products for the European transit railway industry, for approximately $51 million in cash. Based in Germany, Becorit has annual sales of approximately $30 million. Becorit manufactures a variety of brake shoes, pads and friction linings for passenger transit cars, freight cars and locomotives, and also makes friction products for industrial markets such as mining and wind power generation.

Backlog

In 2006, over 50% of our sales came from aftermarket orders. Aftermarket orders typically carry lead times of less than 30 days, so they are not recorded in backlog for a significant period of time. As such, the Company’s backlog is primarily an indicator of future original equipment sales, not expected aftermarket activity.

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

The backlog of firm customer orders as of December 31, 2006, and December 31, 2005, and the expected year of completion are as follows.

	Total Backlog 12/31/06	Expected Delivery		Total Backlog 12/31/05	Expected Delivery
In thousands		2007	Other Years		2006	Other Years
Freight Group	$261,794	$192,818	$68,976	$379,217	$199,924	$179,293
Transit Group	779,357	346,837	432,520	447,264	189,254	258,010

Total	$1,041,151	$539,655	$501,496	$826,481	$389,178	$437,303

Engineering and Development

To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2006, 2005, and 2004, we invested about $32.7 million, $32.8 million and $33.8 million, respectively, on product development and improvement activities. Approximately 40% of these costs comprise activities solely devoted to new product development in any given year. These engineering and development expenditures, in total, represent about 3.0%, 3.2% and 4.1% of net sales for the same periods, respectively. Sometimes we conduct specific research projects in conjunction with universities, customers and other railroad product suppliers.

Our engineering and development program is largely focused upon train control and new braking technologies, with an emphasis on applying electronics to traditional pneumatic equipment. Electronic braking has been used in the transit industry for years, but freight railroads have been slower to accept the technology due to issues over interoperability, connectivity and durability. We are proceeding with efforts to enhance the major components for existing hard-wired braking equipment and development of new electronic technologies for the freight railroads.

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

We have entered into, as licensor and licensee, a variety of license agreements. We do not believe that any single license agreement is of material importance to our business or either of our business segments as a whole.

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

In 2006, about 78% of our sales were to customers in North America, but we also shipped products to 108 countries throughout the world. Over 50% of our sales were in the aftermarket, with the rest of our sales to OEMs of locomotives, freight cars, subway vehicles and buses.

Our top five customers, Electro-Motive Diesel, GE Transportation Systems, Trinity Industries, Union Pacific Railroad, and Bombardier accounted for 26% of our net sales in 2006. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.

Competition

We believe that we hold about a 50% market share in North America for our primary braking-related equipment and a leading market position in North America for most of our other product lines. Nonetheless, we operate in a highly competitive marketplace. Price competition is strong because we have a relatively small number of customers and they are very cost-conscious.

In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery, and customer service and support. Our principal competitors vary to some extent across product lines, but most competitors are smaller, privately held companies. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG, is our principal overall OEM competitor. Our competition for locomotive, freight and passenger transit service and repair is primarily from the railroads’ and passenger transit authorities’ in-house operations, Electro-Motive Diesel, GE Transportation Systems, and New York Air Brake/Knorr. We believe our key strengths, which include leading market positions in core products, breadth of product offering with a stable mix of OEM and aftermarket business, leading design and engineering capabilities, significant barriers to entry and an experienced management team enable us to compete effectively in this marketplace.

Employees

At December 31, 2006, we had 5,317 full-time employees, approximately 41% of whom were unionized. A majority of the employees subject to collective bargaining agreements are within North America and these agreements generally extend through 2007, 2008, and 2009.

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

As a result of these regulations and those stipulated in other countries in which we derive our revenues, we must maintain certain certifications as a component manufacturer and for products we sell.

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

We are dependent upon key customers.

We rely on several key customers who represent a significant portion of our business. For the fiscal year ended December 31, 2006, our top five customers, Electro-Motive Diesel, GE Transportation Systems, Trinity Industries, Union Pacific Railroad, and Bombardier, accounted for 26% of our net sales. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with us. In addition, many of our customers place orders for products on an as needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers, and may be subject to delays and cancellations. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.

Our business operates in a highly competitive industry.

We operate in a competitive marketplace and face substantial competition from a limited number of established competitors in the United States and abroad, some of which may have greater financial resources than us. Price competition is strong and, coupled with the existence of a number of cost conscious purchasers, has historically limited our ability to increase prices. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. There can be no assurance that competition in one or more of our markets will not adversely affect us and our results of operations.

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

In fiscal year 2006, 22% of our consolidated net sales were derived from sales outside of North America and we intend to continue to expand our international operations in the future. We currently conduct our international operations through a variety of wholly and majority-owned subsidiaries and joint ventures in Australia, Canada, China, France, Germany, India, Italy, Mexico and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:

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

It is Management’s belief that the potential range of loss for asbestos-related bodily injury cases is not reasonably determinable at present for a variety of factors, including: (1) the limited asbestos case settlement history of the Company’s wholly owned subsidiary, RFPC; (2) the unpredictable nature of personal injury litigation in general; and (3) the uncertainty of asbestos litigation in particular. Despite this uncertainty, and although the results of the Company’s operations and cash flows for any given period could be adversely affected by asbestos-related lawsuits, Management believes that the final resolution of the Company’s asbestos-related cases will not be material to the Company’s overall financial position, results of operations and cash flows. In general, this belief is based upon: (1) Wabtec’s and RFPC’s limited history of settlements and dismissals of asbestos-related cases to date; (2) the inability of many plaintiffs to establish any exposure or causal relationship to RFPC’s product; and (3) the inability of many plaintiffs to demonstrate any identifiable injury or compensable loss.

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

Our manufacturer’s warranties or product liability may expose us to potentially significant claims.

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

We collectively bargain with labor unions that represent approximately 41% of our employees. Our current collective bargaining agreements generally extend through 2007, 2008, and 2009. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure you that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.

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

At December 31, 2006, we have total debt of $150 million. If it becomes necessary to access our available borrowing capacity under the Refinancing Credit Agreement, along with carrying the $150 million 6 7/8% senior notes, being indebted could have important consequences to us. For example, it could:

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

The integration of our recently completed acquisitions may not result in anticipated improvements in market position or the realization of anticipated operating synergies or may take longer to realize than expected.

In the fourth quarter of 2006 we completed the acquisition of 100% of the stock of Schaefer and Becorit for a combined $87.2 million, net of cash received. Although we believe that the acquisitions will improve our market position and realize positive operating results, including operating synergies, operating expense reductions and overhead cost savings, we cannot be assured that these improvements will be obtained. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:

•	the uncertainty that an acquired business will achieve anticipated operating results;

•	significant expenses to integrate;

•	diversion of management attention;

•	departure of key personnel from the acquired business;

•	effectively managing entrepreneurial spirit and decision-making;

•	integration of different information systems;

•	unanticipated costs and exposure to unforeseen liabilities; and

•	impairment of assets.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

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

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Wilmerding, PA	Manufacturing/Service	Freight	Own	365,000	(1)
Lexington, TN	Manufacturing	Freight	Own	170,000
Jackson, TN	Manufacturing	Freight	Own	150,000
Chicago, IL	Manufacturing	Freight	Own	123,140
Warren, OH	Manufacturing	Freight	Own	102,650
Greensburg, PA	Manufacturing	Freight	Own	97,800
Germantown, MD	Manufacturing	Freight	Own	80,000
Kansas City, MO	Service Center	Freight	Lease	55,900
Columbia, SC	Service Center	Freight	Lease	40,250
Cedar Rapids, IA	Engineering	Freight	Lease	37,000
Racine, WI	Engineering/Office	Freight	Lease	32,500
Carson City, NV	Service Center	Freight	Lease	22,000
Harvey, IL	Service Center	Freight	Lease	19,200
Jackson, TN	Service Center	Freight	Lease	10,000
Boulder, CO	Engineering/Admin	Freight	Lease	3,400
Omaha, NE	Office	Freight	Lease	1,470
Jacksonville, FL	Office	Freight	Lease	250
Boise, ID	Manufacturing	Freight / Transit	Own	326,000
Laurinburg, NC	Manufacturing	Freight / Transit	Own	105,000
Willits, CA	Manufacturing	Freight / Transit	Own	70,000
Spartanburg, SC	Manufacturing/Service	Transit	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit	Lease	115,570
Plattsburgh, NY	Manufacturing	Transit	Lease	64,000
Elmsford, NY	Service Center	Transit	Lease	28,000
Sun Valley, CA	Service Center	Transit	Lease	4,000
Atlanta, GA	Sales Office	Transit	Lease	1,720
San Pablo, CA	Office	Transit	Lease	550
Concord, PA	Sales Office	Transit	Lease	355
Baltimore, MD	Sales Office	Transit	Lease	350
Glastonbury, CT	Engineering/Admin	Corporate	Lease	2,600
Mountaintop, PA	Vacant Land Available for Sale		Own	225,000

International
Stoney Creek (Ontario), Canada	Manufacturing/Service	Freight	Own	189,200
Wallaceburg (Ontario), Canada	Foundry	Freight	Own	117,600
San Luis Potosi, Mexico	Manufacturing	Freight	Own	90,000
Kolkata, India	Manufacturing	Freight	Lease	36,965
Tottenham, Australia	Manufacturing	Freight	Lease	26,900

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Lachine (Quebec), Canada	Service Center	Freight	Lease	17,000
Calgary (Alberta), Canada	Service Center	Freight	Lease	14,400
Sydney, Australia	Office	Freight	Lease	11,250
Rydalmere, Australia	Office	Freight	Lease	7,300
Beijing, China	Office	Freight	Lease	3,545
Shanghai, China	Office	Freight	Lease	1,245
Doncaster, UK	Manufacturing/Service	Freight / Transit	Own	330,000
Wetherill Park, Australia	Manufacturing	Freight / Transit	Lease	70,600
Avellino, Italy	Manufacturing/Office	Transit	Own	132,495
St. Laurent (Quebec), Canada	Manufacturing	Transit	Own	106,000
Recklinghausen, Germany	Manufacturing	Transit	Own	86,390
Schweighouse-sur-Moder, France	Manufacturing	Transit	Lease	30,000
Sassuolo, Italy	Manufacturing	Transit	Lease	30,000
Pointe-aux-Trembles (Quebec), Canada	Manufacturing	Transit	Lease	20,000
Essen, Germany	Office	Transit	Lease	1,615
Aachen, Germany	Office	Transit	Lease	1,130
Vierzon, France	Office	Transit	Lease	1,076
Derby, UK	Office	Transit	Lease	850
Barcelona, Spain	Office	Transit	Lease	110
Jiangsu, China	Discontinued Operation		Own	80,000

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.

Item 3.	LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 18 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information on our executive officers. They are elected periodically by our Board of Directors and serve at its discretion.

Officers	Age	Position
Albert J. Neupaver	56	President and Chief Executive Officer
Alvaro Garcia-Tunon	54	Senior Vice President, Chief Financial Officer and Secretary
Anthony J. Carpani	54	Vice President, Group Executive
R. Mark Cox	38	Vice President, Corporate Development
Patrick D. Dugan	40	Vice President, Finance and Corporate Controller
Keith P. Hildum	44	Vice President and Treasurer
Timothy J. Logan	53	Vice President, Group Executive
Barry L. Pennypacker	46	Vice President, Group Executive
David M. Seitz	41	Senior Counsel and Assistant Secretary
George A. Socher	58	Vice President, Internal Audit
Scott E. Wahlstrom	43	Vice President, Human Resources
Timothy R. Wesley	45	Vice President, Investor Relations and Corporate Communications

Albert J. Neupaver was named President and Chief Executive Officer of the Company in February, 2006. Prior to joining the company, Mr. Neupaver served in various positions at AMETEK, Inc., a leading global manufacturer of electronic instruments and electric motors. Most recently he served as President of its Electromechanical Group for nine years.

Alvaro Garcia-Tunon has been Senior Vice President, Chief Financial Officer and Secretary of the Company since March 2003. Mr. Garcia-Tunon was Senior Vice President, Finance of the Company from November 1999 until March 2003 and Treasurer of the Company from August 1995 until November 1999.

Anthony J. Carpani has been Vice President, Group Executive since June 2000. Previously, Mr. Carpani was Managing Director of our Australian-based subsidiary, F.I.P. Ltd. (formerly known as Futuris Brakes, International) from 1992 until June 2000.

R. Mark Cox was named Vice President, Corporate Development in September 2006. Prior to joining Wabtec, Mr. Cox served as Director of Business Development for the Electrical Group of Eaton Corporation since 2002. Prior to joining Eaton, Mr. Cox was an investment banker with UBS Warburg, Prudential and Stephens.

Patrick D. Dugan was named Vice President, Finance and Corporate Controller in January 2007. He has served as Controller since November 2003. Prior to joining Wabtec, Mr. Dugan served as Vice President and Chief Financial Officer of CWI International, Inc. from December 1996 to November 2003. Prior to 1996, Mr. Dugan was a Manager with PricewaterhouseCoopers.

Keith P. Hildum was named Vice President and Treasurer in October, 2006. He had been serving as Treasurer of the Company since 2001, and prior to that was Vice President, Finance and Administration – Railroad Operations. He has been with Wabtec since 1999, having held various positions with MotivePower Industries. Prior to MotivePower, Mr. Hildum was a Senior Manager with Deloitte & Touche.

Timothy J. Logan has been the Vice President, Group Executive since February 2006. He has been with the Company since August 1996, previously holding the position of Vice President, International. Previously, from 1987 until August 1996, Mr. Logan was Vice President, International Operations for Ajax Magnethermic Corporation and from 1983 until 1987 he was President of Ajax Magnethermic Canada, Ltd.

Barry L. Pennypacker has been Vice President, Group Executive since February 2004. Previously, from 1999 until 2004, Mr. Pennypacker was Vice President of Quality and Performance Systems. From 1997 to 1999, Mr. Pennypacker was director of manufacturing of Stanley Works. He has been a practitioner of lean manufacturing principles for almost 20 years in both private and public organizations.

David M. Seitz was promoted to executive officer in 2006. He has served as Senior Counsel and Assistant Secretary of Wabtec since 2000. Prior to joining Wabtec, Mr. Seitz was General Attorney and Assistant Secretary at Transtar, Inc. Prior to that, he was an electrical engineer with Westinghouse Electric Company.

George A. Socher is Vice President – Internal Audit. From November 1999 until December 2006 he was Vice President, Internal Audit and Taxation, of the Company. From July 1995 until November 1999, Mr. Socher was Vice President and Corporate Controller of the Company.

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

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is listed on the New York Stock Exchange. As of February 23, 2007, there were 48,317,852 shares of Common Stock outstanding held by 1,251 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

2006	High	Low	Dividends
First Quarter	$34.11	$26.06	$0.01
Second Quarter	$40.08	$30.53	$0.01
Third Quarter	$37.50	$24.75	$0.01
Fourth Quarter	$33.88	$26.72	$0.01

2005	High	Low	Dividends
First Quarter	$21.53	$16.53	$0.01
Second Quarter	$22.39	$18.57	$0.01
Third Quarter	$27.65	$20.76	$0.01
Fourth Quarter	$28.98	$24.92	$0.01

The Company’s credit agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

At the close of business on February 23, 2007, the Company’s Common Stock traded at $33.89 per share.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2006, of Wabtec’s common stock, the S&P 500, our peer group of manufacturing companies consisting of the following publicly traded companies: The Greenbrier Companies, Inc., L.B. Foster Company, Trinity Industries, Portec Rail Products, Inc. and Freight Car America, Inc. and the peer group including Wabtec.

		2001	2002	2003	2004	2005	2006
Wabtec	Return %		14.49	21.73	25.42	26.40	13.09
	Cum $	100.00	114.49	139.36	174.78	220.93	249.85

S&P 500 Index - Total Return	Return %		-22.11	28.68	10.87	4.89	15.79
	Cum $	100.00	77.89	100.23	111.13	116.57	134.98

Peer Only	Return %		-25.62	70.99	25.16	21.43	18.71
	Cum $	100.00	74.38	127.18	159.18	193.29	229.45

Peer + Wabtec	Return %		-12.97	52.51	25.24	22.91	17.19
	Cum $	100.00	87.03	132.73	166.23	204.31	239.42

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding.

During the third quarter 2006, 502,400 shares were repurchased at an average price of $26.90 per share. During the fourth quarter 2006, 171,500 shares were repurchased at an average price of $31.13 per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
October 1, 2006 to October 28, 2006	—	$—	—	$36,469,219
October 29, 2006 to November 25, 2006	45,400	30.35	45,400	35,089,932
November 26, 2006 to December 31, 2006	126,100	31.41	126,100	31,125,747

Total	171,500	$31.13	171,500	31,125,747

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

	Year Ended December 31,
In thousands, except per share amounts	2006	2005	2004	2003	2002
Income Statement Data
Net sales	$1,087,620	$1,034,024	$822,018	$717,924	$696,195
Gross profit (1)	296,777	259,646	205,164	189,450	179,471
Operating expenses (2)	(167,217)	(158,389)	(149,759)	(139,636)	(132,741)

Income from operations	$129,560	$101,257	$55,405	$49,814	$46,730

Interest expense, net	$(1,586)	$(8,686)	$(11,528)	$(11,118)	$(19,135)
Other expense, net	(1,417)	(3,055)	(1,020)	(3,654)	(3,691)
Income from continuing operations before cumulative effect of accounting change	86,494	57,685	32,096	22,252	16,310
(Loss) income from discontinued operations (net of tax) (3)	(1,690)	(1,909)	349	451	(126)

Income before cumulative effect of accounting change	84,804	55,776	32,445	22,703	16,184

Net income (loss) (4)	$84,804	$55,776	$32,445	$22,703	$(45,479)

Diluted Earnings per Common Share
Income from continuing operations before cumulative effect of accounting change	$1.76	$1.21	$0.70	$0.51	$0.37
Net income (loss) (4)	$1.73	$1.17	$0.71	$0.52	$(1.04)

Cash dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04

Fully diluted shares outstanding	49,108	47,595	45,787	43,974	43,617

	As of December 31
	2006	2005	2004	2003	2002
Balance Sheet Data
Total assets	$972,842	$836,357	$713,396	$656,305	$588,865
Cash	187,979	141,365	95,257	70,328	19,210
Total debt	150,000	150,000	150,107	190,225	195,151
Shareholders’ equity	469,889	379,207	312,426	248,293	199,262

(1)	In 2006, includes $6.3 million charge for restructuring and other expenses.

(2)	In 2006, includes $541,000 charge for restructuring and other expenses. In 2004, includes $3.2 million charge for a litigation ruling.

(3)	In 2006, includes $1.7 million relating to the sale of a non-core product division of Rütgers Rail, S.p.A. In 2005, includes $1.6 million relating to the liquidation of the bus door joint venture in China.

(4)	Includes the items noted above, as well as the following: In 2006, a tax benefit of $5.3 million was recognized related to deferred taxes, primarily due to the reversal of previously established valuation allowances on deferred state tax assets. In 2006, 2004, and 2003, tax benefits of $700,000, $4.9 million, and $2.7 million were recognized, respectively, primarily related to resolving certain tax issues from prior years that have been closed from further regulatory examination, and in 2002, a $61.7 million, net of tax, cumulative effect of accounting change for goodwill.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In 2006, about 34% of the Company’s revenues came from outside the U.S. and about 22% came from outside of North America.

Management Review and Outlook

Wabtec’s long-term financial goals are to generate free cash flow in excess of net income, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls, and increase revenues through a focused growth strategy, including global and market expansion, new products and technologies, aftermarket products and services, and acquisitions. In addition, management monitors the Company’s short-term operational performance through measures such as quality and on-time delivery.

Freight rail industry statistics, such as carloadings and orders for new freight cars increased in 2006. Based on preliminary figures, deliveries of new freight cars increased 9% and orders increased 14%, compared to the same period in 2005. As a result, at December 31, 2006, the backlog of freight cars ordered was 85,826. Sales in our freight segment have benefited from that trend. Following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog*
First quarter 2004	17,962	10,012	42,242
Second quarter 2004	19,770	10,071	51,446
Third quarter 2004	20,315	11,790	61,052
Fourth quarter 2004	12,244	14,419	58,677

	70,291	46,292

First quarter 2005	17,563	15,781	59,416
Second quarter 2005	19,132	17,914	60,544
Third quarter 2005	17,439	16,987	60,986
Fourth quarter 2005	26,569	17,975	69,408

	80,703	68,657

First quarter 2006	35,991	18,542	86,857
Second quarter 2006	18,190	19,466	85,692
Third quarter 2006	21,466	19,008	88,116
Fourth quarter 2006	15,819	17,927	85,826

	91,466	74,943

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

Carloadings and Intermodal Units Originated have increased over the past three years reflecting higher rail traffic and ultimately better opportunities for maintenance and aftermarket sales for the Company:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2004	4,296	4,327	4,267	4,171	17,061
2005	4,403	4,366	4,309	4,135	17,213
2006	4,338	4,453	4,345	4,244	17,380

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2004	2,585	2,750	2,810	2,849	10,994
2005	2,781	2,885	2,992	3,036	11,694
2006	2,937	3,093	3,173	3,079	12,282

Source: Association of American Railroads—Weekly Rail Traffic

Deliveries of transit cars were 738 and 918 for the years ended December 31, 2006 and 2005, respectively. Deliveries of locomotives were 1,244 and 1,106 for the years ended December 31, 2006 and 2005, respectively.

In 2007, the Company expects conditions to remain generally favorable in its freight rail and passenger transit rail markets. Demand for new locomotives is expected to be slightly higher than in 2006, while demand for new freight cars is expected to be slightly lower. Rail traffic volumes, which set a record in 2006, started off slightly lower in January 2007, due in part to weather conditions. In the passenger transit rail market, the Company believes that increases in ridership and federal funding will continue to have a positive effect on the demand for new equipment and aftermarket parts. In addition, the Company has a strong backlog of transit-related projects, some of which are expected to generate increased revenues in 2007.

In 2007 and beyond, we will continue to face many challenges, including increased costs for raw materials, higher costs for medical and insurance premiums, and foreign currency fluctuations. In addition, we face general economic risks, as well as the risk that our customers could curtail spending on new and existing equipment. Risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

On July 19, 2006, the Board of Directors approved a restructuring plan to improve the profitability and efficiency of certain business units. As part of the plan, Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. Wabtec recorded expenses of $6.8 million, pre-tax, in 2006 for restructuring and other expenses, as a result of the approval of this plan. These expenses were comprised of the following components: $1.2 million for employee severance costs associated with approximately 240 salaried and hourly employees located at our Wallaceburg and Stoney Creek locations; $2.2 million of pension curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to the Wallaceburg facility. As of December 31, 2006, the employees associated with the restructuring program had been terminated and none of the severance had been paid. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees.

The restructuring plan will result in additional charges in 2007 primarily for pension-related settlement charges. Pension funding will be subject to regulatory review and approval and funding is anticipated to be made in 2007.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In millions	2006	2005	2004
Net sales	$1,087.6	$1,034.0	$822.0
Cost of sales	(790.8)	(774.4)	(616.9)

Gross profit	296.8	259.6	205.1
Selling, general and administrative expenses	(130.3)	(121.7)	(112.6)
Engineering expenses	(32.7)	(32.7)	(33.8)
Amortization expense	(4.2)	(3.9)	(3.3)

Total operating expenses	(167.2)	(158.3)	(149.7)

Income from operations	129.6	101.3	55.4
Interest expense, net	(1.6)	(8.7)	(11.5)
Other expense, net	(1.4)	(3.1)	(1.0)

Income from continuing operations before income taxes	126.6	89.5	42.9
Income tax expense	(40.1)	(31.8)	(10.8)

Income from continuing operations	86.5	57.7	32.1
Discontinued operations (net of tax)	(1.7)	(1.9)	0.3

Net income	$84.8	$55.8	$32.4

2006 COMPARED TO 2005

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2006	2005	Percent Change
Net sales	$1,087,620	$1,034,024	5.2%
Income from operations	129,560	101,257	28.0%
Net income	84,804	55,776	52.0%

Net sales increased by $53.6 million to $1,087.6 million in 2006 from $1,034.0 million in 2005. The increase is primarily related to increased sales from our services, radiator and electronics business units of about $41 million, increased sales from contracts to build locomotives of about $27 million, increased revenues of about $22 million related to higher industry freight car deliveries, incremental sales related to acquisitions consummated in the fourth quarter of about $10 million and increased transit sales of about $6 million as a result of increased spending by transit authorities. These increases were partially offset by volume decreases of about $30 million due to lower industry sales of intermodal cars, and about $21 million for certain U.K. operations primarily related to overhaul contracts. The Company did not realize any significant net sales improvement because of price increases or foreign exchange.

Net income for 2006 was $84.8 million or $1.73 per diluted share. Net income for 2005 was $55.8 million or $1.17 per diluted share. As part of a restructuring plan, Wabtec recognized $6.8 million, pre-tax, in 2006 for restructuring and other charges. Net income improved primarily due to sales increases, improvement in total operating costs as a percentage of sales, lower interest expense of $7.1 million, reduced other expense of $1.7 million, and a reduction of the overall effective income tax rate in 2006 to 31.7% from 35.6% in 2005 as a result of the reversal of previously established valuation allowances related to deferred state tax assets. Offsetting these improvements was an increase of about $5.9 million related to stock based compensation expense.

Net sales by segment. Beginning in 2006, the Company transferred certain operations between the Freight and Transit Groups to reflect a shift in the markets and customers served by those operations. Prior period results have been adjusted for comparability purposes. The following table shows the Company’s net sales by business segment:

	For the year ended December 31,
In thousands	2006	2005
Freight Group	$709,353	$677,096
Transit Group	378,267	356,928

Net sales	$1,087,620	$1,034,024

Industry deliveries of new freight cars for 2006 increased to 74,943 units as compared to 68,657 in 2005. Transit Group sales were higher due to increased commuter locomotive revenues.

Gross profit. Gross profit increased to $296.8 million in 2006 compared to $259.6 million in 2005. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In 2006, gross profit, as a percentage of sales, was 27% compared to 25% in 2005. The restructuring plan charges impacted gross margin, with $6.3 million being recorded in cost of sales. In addition, specific reserves for transit related excess and obsolete inventory of $3.6 million were also recorded in cost of sales in 2006. Gross profit improvement is due to a variety of factors including improved performance of a locomotive module contract which was profitable in 2006 compared to a loss in the prior year. The remaining improvement is due to cost savings realized from sourcing raw materials from lower cost suppliers, reduced labor costs, and continuing improvements in our manufacturing processes.

The provision for warranty expense was $3.1 million higher in 2006 compared to 2005, which negatively impacted gross profit. Part of the increase is due to $1.8 million of reductions in 2005 of specific reserves related to certain overhaul contracts and transit door components that we established in 2004, which were deemed to be no longer necessary. Also, specific reserves of $1.4 million were established in 2006 for bus door components for our North America operations. Overall, our warranty reserve increased at December 31, 2006 compared to December 31, 2005 by $1.2 million.

The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2006	2005	Percent Change
Selling, general and administrative expenses	$130,294	$121,696	7.1%
Engineering expenses	32,701	32,762	(0.2)%
Amortization expense	4,222	3,931	7.4%

Total operating expenses	$167,217	$158,389	5.6%

Operating expenses. Operating expenses increased $8.8 million in 2006 as compared to 2005. These expenses were 15.4% and 15.3% of sales for 2006 and 2005, respectively. The increase is primarily due to an increase of $5.9 million in 2006 related to stock-based compensation expense as well as incremental costs associated with higher sales volumes. The increase in stock-based compensation expense in 2006 is primarily a result of $2.5 million of expense related to non-vested restricted stock granted in 2006, incremental expense of $1.8 million related to incentive stock awards and $1.3 million of expense incurred for stock options as a result of the adoption of Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 (R)). In addition, 2006 operating expenses included $657,000 related to our 2006 acquisitions that occurred in the fourth quarter.

Income from operations. Income from operations totaled $129.6 million (or 11.9% of sales) in 2006 compared with $101.3 million (or 9.8% of sales) in 2005. Higher operating income resulted primarily from higher sales and improved operating performance in 2006.

Interest expense, net. Interest expense decreased 81.7% in 2006 as compared to 2005 primarily due to the Company’s lower debt level during 2006 and higher interest income due to improved cash balances.

Other expense, net. The Company recorded a foreign exchange loss of $1.1 million and $3.3 million, respectively, in 2006 and 2005, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes. The effective income tax rate for the year ended December 31, 2006 was 31.7% compared to 35.6% for the year ended December 31, 2005. The lower effective rate in 2006 was primarily related to the reversal of previously established valuation allowances for deferred state tax assets.

Net income. Net income for 2006 increased $29.0 million, compared with 2005. The increase was due to in large part to higher sales and improved gross profit performance as a result of continuing improvements in our manufacturing process.

2005 COMPARED TO 2004

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2005	2004	Percent Change
Net sales	$1,034,024	$822,018	25.8%
Income from operations	101,257	55,405	82.8%
Net income	55,776	32,445	71.9%

Net sales increased by $212 million from $822 million in 2004 to $1,034 million in 2005, primarily as a result of volume increases of about $85 million related to increasing freight car deliveries and strong demand for locomotive components, the acquisition of the friction product assets of Rutgers Rail S.p.A. (“CoFren”) resulting in additional sales of $25 million, and incremental sales of $48 million from the ramp-up of a locomotive module contract in 2005. Aftermarket parts sales also increased by $53 million because of strong carloadings and intermodal units originated. The Company did not realize any significant net sales improvement because of price increases or foreign exchange. Net income for 2005 was $55.8 million or $1.17 per diluted share. Net income for 2004 was $32.4 million or $0.71 per diluted share. This increase in net income was primarily due to increased sales.

Net sales by segment. Beginning in 2006, the Company transferred certain operations from the Freight to the Transit Group to reflect a shift in the markets and customers served by those operations. Prior period results have been adjusted for comparability purposes. The following table shows the Company’s net sales by business segment:

	For the year ended December 31,
In thousands	2005	2004
Freight Group	$677,096	$500,789
Transit Group	356,928	321,229

Net sales	$1,034,024	$822,018

Industry deliveries of new freight cars for 2005 increased to 68,657 units as compared to 46,292 in 2004. Transit Group sales were slightly higher mostly due to increased OEM demand.

Gross profit. Gross profit increased to $259.6 million in 2005 compared to $205.2 million in 2004. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. The increase in gross profit is primarily due to increased sales related to both aftermarket sales increases and volume increases in freight car deliveries with gross profit of $41 million, the CoFren acquisition in the first quarter of 2005, and decreased warranty expense of $7 million. These positive factors were offset by reduced gross profit from the ramp-up of a locomotive modules contract of $2 million and certain discrete restructuring costs of $3.1 million. In 2005, gross profit, as a percentage of sales, was 25% compared to 25% in 2004.

The provision for warranty expense was $7.1 million lower than the prior-year, which positively impacted gross profit. The most significant reason for the reduction is due to non-recurring specific reserves established in 2004 for Canadian transit door contracts and certain electronic products. Overall, our warranty reserve decreased in 2005 by $1.3 million as claims were paid related to the 2004 specific reserves discussed above.

The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2005	2004	Percent Change
Selling, general and administrative expenses	$121,696	$112,621	8.1%
Engineering expenses	32,762	33,795	(3.1)%
Amortization expense	3,931	3,343	17.6%

Total operating expenses	$158,389	$149,759	5.8%

Operating expenses. Operating expenses increased $8.6 million in 2005 as compared to 2004. Operating expenses are higher in 2005 due to the addition of CoFren, a $1 million reserve for a note receivable that is considered uncollectible and overall higher costs from inflation and sales activity of about $4 million. The year ended December 31, 2004 included a $3.2 million unfavorable litigation ruling in to GETS-GS which was settled in 2006. As a percentage of sales, total operating expense declined to 15.3% in 2005 from 18.2 % in 2004 due to the Company keeping operating expenses relatively consistent in 2005 when sales increased 26%.

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

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2006	2005	2004
Cash provided by (used for):
Operating activities	$151,027	$84,321	$53,480
Investing activities	(104,762)	(57,607)	(17,808)
Financing activities:
Debt paydown	—	(129)	(40,115)
Stock repurchase	(18,874)	—	—
Other	17,067	27,904	20,963

Operating activities. Operating cash flow in 2006 was $151.0 million as compared to $84.3 million in 2005. This $66.7 million increase was the result of increased earnings as well as certain changes in operating assets and liabilities. Net income for the Company increased $29.0 million as a result of higher sales volumes and gross profit. Accounts receivable increased cash flows in 2006 by $99.2 million primarily as a result of the collection of large milestone payments related to long-term locomotive contracts in 2006. Negatively impacting operating cash flows in 2006 is the use of cash of $46.1 million from accrued liabilities and customer deposits, the majority of which relate to the long-term locomotive contracts discussed above. Also, negatively impacting operating cash flows by $9.3 million is the result of increased inventory as compared to 2005.

Operating cash flow in 2005 was $84.3 million as compared to $53.5 million in 2004. This $30.8 million increase was the result of increased earnings as well as certain changes in operating assets and liabilities. Net income for the Company increased $23.4 million primarily as a result of the higher sales volume for 2005. Accrued income taxes increased operating cash flows by $16 million in 2005 due to the timing of tax payments in 2004. In particular, tax liabilities recognized in 2003, were liquidated in 2004. Accrued liabilities and customer deposits generated operating cash flows of $36.6 million more than the prior year. In particular, customer deposits from certain locomotive contracts accounted for the majority of this increase. Net other assets and liabilities generated approximately $13.9 million in cash related to increasing liability balances related to pensions, post retirement healthcare, and long term incentive plan liabilities. Negatively impacting operating cash flows were accounts receivable which used operating cash of $38.8 million and accounts payable decreased using cash of approximately $20.8 million. Accounts receivable had increased as a result of the correspondingly higher sales for 2005. Accounts payable decreased as the Company reduced trade payables.

Investing activities. In 2006 and 2005, cash used in investing activities was $104.8 million and $57.6 million, respectively. In 2006, we acquired 100% of the stock of Schaefer Equipment and Becorit for $36.3 million and $50.9 million, respectively, net of cash received. The remaining use of cash consisted almost entirely of capital expenditures, net of disposals. In 2005, we acquired the assets of Rutgers Rail S.p.A. for $35.9 million, net of cash received. The remaining use of cash consisted almost entirely of capital expenditures, net of disposals.

Capital expenditures for continuing operations were $20.9 million, $22.7 million and $19.3 million in 2006, 2005 and 2004, respectively. The majority of capital expenditures for these periods relates to upgrades to and replacement of existing equipment.

Financing activities. In 2006, cash used by financing activities was $1.8 million compared to cash provided by financing activities of $27.8 million in 2005. The decrease relates to reduced proceeds received related to stock option exercises in 2006 as a result of an overall decrease in options exercised in 2006 as compared to

2005. Also, on July 31, 2006 the Company’s Board of Directors authorized a repurchase of up to $50 million of the Company’s outstanding shares. Through December 31, 2006 the Company had repurchased 673,900 shares for an aggregate cost of $18.9 million.

The Company realized proceeds of $14.6 million and $29.8 million from the exercise of stock options during 2006 and 2005, respectively. During 2004, long term debt was reduced by $40.1 million. The Company also realized proceeds of $22.8 million from the exercise of stock options during 2004.

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

The following table shows outstanding indebtedness at December 31, 2006 and 2005. The revolving credit agreement and other term loan interest rates are variable and dependent on market conditions.

	December 31,
In thousands	2006	2005
6.875% senior notes, due 2013	$150,000	$150,000

Total	150,000	150,000
Less—current portion	—	—

Long-term portion	$150,000	$150,000

Cash balance at December 31, 2006 and 2005 was $188.0 million and $141.4 million, respectively.

Refinancing Credit Agreement. In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. At December 31, 2006, the Company had available bank borrowing capacity, net of $23.9 million of letters of credit, of approximately $151.1million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the year ended December 31, 2006.

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

The Company entered into an amendment to its Refinancing Credit Agreement in February 2007. Prior to the amendment, the Refinancing Credit Agreement prohibited the Company from making acquisitions past a certain dollar limit without the prior approval of the bank consortium. The Refinancing Credit Agreement now permits the Company to complete acquisitions as long as certain financial parameters and ratios are met.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2006:

In thousands	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating activities:
Purchase obligations (1)	$28,156	$17,738	$10,418	$—	$—
Operating leases (2)	30,108	6,719	10,069	6,420	6,900
Pension benefit payments (3)	—	8,145	15,889	16,802	—
Postretirement benefit payments (4)	—	2,947	5,960	5,882	—
Financing activities:
Interest payments (5)	72,191	10,313	20,625	20,625	20,628
Long-term debt (6)	150,000	—	—	—	150,000
Dividends to shareholders (7)	—	—	—	—	—
Investing activities:
Capital projects (8)	23,000	23,000	—	—	—
Other:
Standby letters of credit (9)	23,899	14,091	8,620	1,188	—

Total		$82,953	$71,581	$50,917

(1)	Purchase obligations for the purposes of this disclosure have been defined as a contractual obligation that is in excess of $100,000 annually, and $200,000 in total.

(2)	Future minimum payments for operating leases are disclosed by year in Note 15 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(3)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute about $13.7 million to pension plan investments in 2007. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(4)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Postretirement payments are based on actuarial estimates using current assumptions for discount rates and health care costs. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(5)	Interest payments are payable January and July of each year at 6 7/8% of $150 million Senior Notes due in 2013.

(6)	Scheduled principal repayments of outstanding loan balances are disclosed in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(7)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $1.9 million.

(8)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2007 budget amount was approved at the December 2006 Board of Directors meeting.

(9)	The Company has $23.9 million in outstanding letters of credit for performance and bid bond purposes, which expire in various dates through 2010.

Obligations for operating activities. The Company has entered into $28.2 million of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $7.8 million and $7.5 million in 2006 and 2005, respectively. Benefits paid for post retirement plans were $2.2 million and $2.7 million in 2006 and 2005, respectively.

Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments, interest payments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $1.9 million annually.

The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2006, initial value of performance bonds issued on the Company’s behalf is about $103.3 million.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Income Taxes:
As a global company, Wabtec records an estimated liability or benefit for income and other taxes based on what it determines will likely be paid in various tax jurisdictions in which it operates.	The estimate of our tax obligations are uncertain because management must use judgment to estimate the exposures associated with our various filing positions, as well as realization of our deferred tax assets.

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

A deferred tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Revenue Recognition:

Revenue is recognized in accordance with Staff Accounting Bulletins (SABs) 101, “Revenue Recognition in Financial Statements” and 104 “Revision of Topic 13.”

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined.

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

Provisions are made currently for estimated losses on uncompleted contracts.

A charge to expense for unrecognized portions of pre-production costs could be realized if the Company’s estimate of the number of units to be delivered changes or the underlying contract is cancelled.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, we are exposed to risks that increases in interest rates may adversely affect funding costs associated with variable-rate debt. There was no outstanding variable rate debt at December 31, 2006 and 2005. Management had entered into pay-fixed, receive-variable interest rate swap contracts that mitigated the impact of variable-rate debt interest rate increases. These interest rate swap contracts were terminated in 2004. In 2003, we had concluded that our swap contracts qualified for “special cash flow hedge accounting” which permitted recording the fair value of the swap and corresponding adjustment to other comprehensive income on the balance sheet.

Foreign Currency Exchange Risk

We occasionally enter into several types of financial instruments for the purpose of managing our exposure to foreign currency exchange rate fluctuations in countries in which we have significant operations. As of December 31, 2006, we had several such instruments outstanding to hedge currency rate fluctuation in 2007.

We entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date we can either take delivery of the currency or settle on a net basis. All outstanding forward contracts are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). As of December 31, 2006, we had forward contracts with a notional value of $48 million CAD (or $42.7 million U.S.), with an average exchange rate of $0.89 USD per $1 CAD, resulting in the recording of a current liability of $1.3 million and a corresponding offset in accumulated other comprehensive loss of $825,000, net of tax.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2006, approximately 66% of Wabtec’s net sales are in the United States, 10% in Canada, 2% in Mexico, 4% in Australia, 1% in Germany, 9% in the United Kingdom, and 8% in other international locations. (See Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report).

Our market risk exposure is not substantially different from our exposure at December 31, 2005.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this statement on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS 158 requires an employer to recognize the funded status of each of its defined benefit pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This Company has adopted the provisions of SFAS 158 as of December 31, 2006. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented have not been restated. The adoption in 2006 had no effect on the computation of net periodic benefit expense for pensions and postretirement benefits. See Note 10 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for the impact of the adoption on the Company’s Consolidated Balance Sheet at December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Wabtec on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2006, Wabtec adopted SFAS 123 (R), which requires the company to recognize compensation expense for stock-based compensation based on the grant date fair value. This expense must be recognized ratably over the requisite service period following the date of grant. Wabtec has elected the modified prospective transition method for adoption, and prior periods financial statements have not been restated. Prior to January 1, 2006, Wabtec accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. As a result of the adoption, stock-based compensation expense for 2006 includes $1.3 million of expense related to stock options that previously was not recognized under APB 25.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent public accountants.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2006. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting appears on page 44 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Ernst & Young’s attestation report on Management’s Report on Internal Control Over Financial Reporting appears on page 46 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2007, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006. Information relating to the executive officers of the Company is set forth in Part I.

Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

This table provides aggregate information as of December 31, 2006 concerning equity awards under Wabtec’s compensation plans and arrangements.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	4,077,666	$13.52	2,702,012
Equity compensation plans not approved by shareholders	—	—	—

Total	4,077,666	$13.52	2,702,012

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

			Page
(a)	(1)	Financial Statements and Reports on Internal Control

		Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	44

		Report of Independent Registered Public Accounting Firm	45

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	46

		Consolidated Balance Sheets as of December 31, 2006 and 2005	48

		Consolidated Statements of Operations for the three years ended December 31, 2006, 2005 and 2004	49

		Consolidated Statements of Cash Flows for the three years ended December 31, 2006, 2005 and 2004	50

		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2006, 2005 and 2004	51

		Notes to Consolidated Financial Statements	52

	(2)	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts	86

(b)		Exhibits	Filing Method

	2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	5

	3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

	3.2	Amended and Restated By-Laws of the Company, effective January 5, 2006	12

	4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	9

	4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	9

	4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	9

	4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	9

	10.1	MotivePower Stock Option Agreement (originally included as Annex B to the Joint Proxy Statement/Prospectus)	5

	10.2	Westinghouse Air Brake Stock Option Agreement (originally included as Annex C to the Joint Proxy Statement/Prospectus)	5

		Filing Method

10.3	Voting Agreement dated as of September 26, 1999 among William E. Kassling, Robert J. Brooks, Harvard Private Capital Holdings, Inc., Vestar Equity Partners, L.P. and MotivePower Industries, Inc. (originally included as Annex D to the Joint Proxy Statement/Prospectus)	5

10.4	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

10.5	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc., dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.6	Letter Agreement (undated) between the Company and American Standard Inc. on environmental costs and sharing	2

10.7	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.8	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.9	License Agreement dated as of December 31, 1993 between SAB WABCO Holdings B.V. and the Company	2

10.10	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.11	Westinghouse Air Brake Company 1995 Stock Incentive Plan, as amended	4

10.12	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	14

10.13	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.14	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.15	Common Stock Registration Rights Agreement dated as of March 5, 1997 among the Company, Harvard, AIP and the Voting Trust	3

10.16	1998 Employee Stock Purchase Plan	4

10.17	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended.	14

10.18	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	8

10.19	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association dated January 12, 2004	10

		Filing Method
10.20	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004.	11

10.21	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004.	11

10.22	Employment Agreement with Albert J. Neupaver, dated February 1, 2006.	13

10.23	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006.	13

10.24	Stock Purchase Agreement, by and among Wabtec Holding Company, certain shareholders of Schaefer Manufacturing, Inc. and CCP Limited Partnership, dated October 6, 2006.	15

10.25	Share Purchase Agreement, by and between BBA Holding Deutschland GmbH and Westinghouse Air Brake Technologies Corporation, dated November 27, 2006 (Exhibits and Schedules omitted, but will be provided to the Commission upon request).	1

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

99.1	Annual Report on Form 11-K for the year ended December 31, 2005 of the Westinghouse Air Brake Technologies Corporation Savings Plan	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).

3	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.

4	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.

5	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).

6	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.

7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.

9	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003.

11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

12	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 5, 2006.

13	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

14	Filed as an Annex to the Company’s Schedule 14A Proxy Statement filed on April 13, 2006.

15	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

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

Management has excluded Schaefer Equipment, Inc. (Schaefer) and Becorit GmbH (Becorit) from its assessment of internal controls over financial reporting as of December 31, 2006 because Schaefer and Becorit were acquired by the Company in purchase business combinations effective October 6 and December 1, 2006, respectively. Schaefer and Becorit are wholly owned subsidiaries whose total assets and net sales represent 11.8% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control-Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included in Exhibits 31 and 32 in the Company’s 10-K. In addition, in 2006, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

By	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver, President, Chief Executive Officer and Director

By	/S/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon, Senior Vice President, Chief Financial Officer and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note 10 to the consolidated financial statements, at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88,106 and 132(R)”. As explained in Note 13 to the consolidated financial statements, for the year ended December 31, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Westinghouse Air Brake Technologies Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Schaefer Equipment, Inc. and Becorit GmbH, which are included in the 2006 consolidated financial statements of Westinghouse Air Brake Technologies Corporation and constituted 11.8% of total assets as of December 31, 2006 and 0.9% of net sales for the year then ended. Our audit of internal control over financial reporting of Westinghouse Air Brake Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Schaefer Equipment, Inc. and Becorit GmbH.

In our opinion, management’s assessment that Westinghouse Air Brake Technologies Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 23, 2007

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and par value	2006	2005
Assets
Current Assets
Cash and cash equivalents	$187,979	$141,365
Accounts receivable	177,345	206,891
Inventories	145,481	110,873
Deferred income taxes	24,773	15,838
Other	11,613	7,959

Total current assets	547,191	482,926
Property, plant and equipment	390,178	358,759
Accumulated depreciation	(211,869)	(197,158)

Property, plant and equipment, net	178,309	161,601
Other Assets
Goodwill	173,251	118,181
Other intangibles, net	44,494	39,129
Deferred income taxes	16,588	18,428
Other noncurrent assets	13,009	16,092

Total other assets	247,342	191,830

Total Assets	$972,842	$836,357

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$92,624	$93,551
Accrued income taxes	4,491	4,427
Customer deposits	75,537	71,098
Accrued compensation	26,297	25,274
Accrued warranty	10,305	8,591
Commitments and contingencies	602	1,481
Other accrued liabilities	33,935	32,149

Total current liabilities	243,791	236,571
Long-term debt	150,000	150,000
Reserve for postretirement and pension benefits	74,511	41,769
Deferred income taxes	15,014	7,381
Commitments and contingencies	1,775	2,628
Accrued warranty	7,094	7,567
Other long-term liabilities	10,768	11,234

Total liabilities	502,953	457,150
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,250,776 and 48,002,819 outstanding at December 31, 2006 and 2005, respectively	662	662
Additional paid-in capital	314,752	294,209
Treasury stock, at cost, 17,923,991 and 18,171,948 shares, at December 31, 2006 and 2005, respectively	(232,823)	(225,483)
Retained earnings	419,603	336,744
Accumulated other comprehensive loss	(32,305)	(26,925)

Total shareholders’ equity	469,889	379,207

Total Liabilities and Shareholders’ Equity	$972,842	$836,357

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
In thousands, except per share data	2006	2005	2004
Net sales	$1,087,620	$1,034,024	$822,018
Cost of sales	(790,843)	(774,378)	(616,854)

Gross profit	296,777	259,646	205,164
Selling, general and administrative expenses	(130,294)	(121,696)	(112,621)
Engineering expenses	(32,701)	(32,762)	(33,795)
Amortization expense	(4,222)	(3,931)	(3,343)

Total operating expenses	(167,217)	(158,389)	(149,759)
Income from operations	129,560	101,257	55,405
Other income and expenses
Interest expense, net	(1,586)	(8,686)	(11,528)
Other expense, net	(1,417)	(3,055)	(1,020)

Income from continuing operations before income taxes	126,557	89,516	42,857
Income tax expense	(40,063)	(31,831)	(10,761)

Income from continuing operations	86,494	57,685	32,096
Discontinued operations (net of tax)	(1,690)	(1,909)	349

Net income	$84,804	$55,776	$32,445

Earnings Per Common Share
Basic
Income from continuing operations	$1.79	$1.23	$0.71
(Loss) income from discontinued operations	(0.04)	(0.04)	0.01

Net income	$1.75	$1.19	$0.72

Diluted
Income from continuing operations	$1.76	$1.21	$0.70
(Loss) income from discontinued operations	(0.03)	(0.04)	0.01

Net income	$1.73	$1.17	$0.71

Weighted average shares outstanding
Basic	48,322	46,845	44,993
Diluted	49,108	47,595	45,787

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2006	2005	2004
Operating Activities
Net income	$84,804	$55,776	$32,445
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	25,894	25,670	26,112
Stock-based compensation expense	9,191	3,302	1,434
Deferred income taxes	4,125	13,850	15,201
Excess income tax benefits from exercise of stock options	(4,382)	—	—
Discontinued operations	1,425	1,598	(349)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	45,669	(53,580)	(14,844)
Inventories	(17,811)	(8,516)	(6,885)
Accounts payable	(7,359)	(6,012)	14,832
Accrued income taxes	3,179	1,564	(14,657)
Accrued liabilities and customer deposits	5,024	51,156	14,580
Other assets and liabilities	1,268	(487)	(14,389)

Net cash provided by operating activities	151,027	84,321	53,480
Investing Activities
Purchase of property, plant and equipment	(20,942)	(22,662)	(19,262)
Proceeds from disposal of property, plant and equipment	1,933	975	1,454
Acquisitions of businesses, net of cash acquired	(87,201)	(35,916)	—
Discontinued operations	1,448	(4)	—

Net cash used for investing activities	(104,762)	(57,607)	(17,808)
Financing Activities
Repayments of credit agreements	—	—	(40,000)
Repayments of other borrowings	—	(129)	(115)
Stock repurchase	(18,874)	—	—
Proceeds from treasury stock from stock based benefit plans	14,630	29,804	22,774
Excess income tax benefits from exercise of stock options	4,382	—	—
Cash dividends	(1,945)	(1,900)	(1,811)

Net cash (used for) provided by financing activities	(1,807)	27,775	(19,152)
Effect of changes in currency exchange rates	2,156	(8,381)	8,409

Increase in cash	46,614	46,108	24,929
Cash, beginning of year	141,365	95,257	70,328

Cash, end of year	$187,979	$141,365	$95,257

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss
Balance, December 31, 2003		$662	$282,872	$(267,586)	$252,234	$(19,889)
Cash dividends ($0.04 dividend per share)					(1,811)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			3,822	19,565
Net income	$32,455				32,445
Translation adjustment	10,346					10,346
Unrealized gains on foreign exchange contracts, net of $1,925 tax	3,350					3,350
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of $119 tax	207					207
Additional minimum pension liability, net of $(2,178) tax	(3,791)					(3,791)

Total comprehensive income	$42,557

Balance, December 31, 2004		$662	$286,694	$(248,021)	$282,868	$(9,777)
Cash dividends ($0.04 dividend per share)					(1,900)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			7,515	22,538
Net income	$55,776				55,776
Translation adjustment	(8,297)					(8,297)
Unrealized losses on foreign exchange contracts, net of $(1,556) tax	(2,708)					(2,708)
Additional minimum pension liability, net of $(3,531) tax	(6,143)					(6,143)

Total comprehensive income	$38,628

Balance, December 31, 2005		$662	$294,209	$(225,483)	$336,744	$(26,925)
Cash dividends ($0.04 dividend per share)					(1,945)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			7,702	11,310
Stock-based Compensation			8,967	224
Reclass of stock liability			3,874
Net income	$84,804				84,804
Translation adjustment	12,504					12,504
Unrealized losses on foreign exchange contracts, net of $(978,000) tax	(1,702)					(1,702)
Additional minimum pension liability, net of $2,424 tax	6,752					6,752

Stock Repurchase				(18,874)

Total comprehensive income	$102,358

Adjustment to initially apply SFAS 158, net of $(14,889) tax						(22,934)
Balance, December 31, 2006		$662	$314,752	$(232,823)	$419,603	$(32,305)

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

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

Wabtec is a global company with operations in 11 countries. In 2006, about 78% of the Company’s revenues came from its North American operations, and Wabtec also sold products or services in 108 countries around the world.

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

Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $3.6 million and $4.1 million as of December 31, 2006 and 2005, respectively.

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

Intangible Assets Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Goodwill and indefinite lived intangible assets are reviewed annually for impairment and more frequently when indicators of impairment are present. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present.

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

Warranty Costs Warranty costs are accrued based on management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $10.9 million, $7.8 million and $14.9 million for 2006, 2005 and 2004, respectively. Warranty reserves were $17.4 million and $16.2 million at December 31, 2006 and 2005, respectively.

Income Taxes Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The provision for income taxes includes federal, state and foreign income taxes.

Stock-Based Compensation Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (R), “Share-Based Payment,” (SFAS) 123 (R)) which requires the Company to recognize compensation expense for stock-based compensation based on the grant date fair value. This expense must be recognized ratably over the requisite service period following the date of grant. Wabtec has elected the modified prospective transition method for adoption, and prior periods financial statements have not been restated. Prior to January 1, 2006, we accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. See Note 13 for a detailed discussion of the Company’s stock-based compensation plans.

Pro Forma Effect Prior to the Adoption of SFAS 123 (R) The Company’s net income and earnings per share for 2005 and 2004 would have been reduced to the pro forma amounts shown below if compensation expense had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”.

	For the year Ended December 31,
In thousands, except per share	2005	2004
Net income
As reported	$55,776	$32,445
Additional stock based compensation under FAS 123, net of tax	1,135	1,722

Pro forma	54,641	30,723
Basic earnings per share
As reported	$1.19	$0.72
Pro forma	1.17	0.68
Diluted earnings per share
As reported	$1.17	$0.71
Pro forma	1.15	0.67

Financial Derivatives and Hedging Activities The Company periodically enters into interest rate swap agreements to reduce the impact of interest rate changes on its variable rate borrowings. Interest rate swaps are agreements with a counterparty to exchange periodic interest payments (such as pay fixed, receive variable) calculated on a notional principal amount. The interest rate differential to be paid or received is recognized as

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest expense. The Company has concluded its interest rate swap contracts qualify for “special cash flow hedge accounting” which permit recording the fair value of the swap and corresponding adjustment to other comprehensive income (loss) on the balance sheet. The Company’s last interest rate swaps matured in 2004.

The Company also entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. All outstanding forward contracts are for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). The Company has also concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2006, the Company had forward contracts with a notional value of $48 million CAD (or $42.7 million U.S.), with an average exchange rate of $0.89 USD per $1 CAD, resulting in the recording of a current liability of $1.3 million and a corresponding offset in accumulated other comprehensive loss of $825,000, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange intercompany transaction losses recognized in income were $1.1 million, $3.3 million and $1.2 million for 2006, 2005 and 2004, respectively.

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

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $6.5 million, $4.9 million and $5.3 million at December 31, 2006, 2005 and 2004, respectively.

Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2006, 2005 and 2004.

Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.

Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2006, 2005 and 2004, the Company incurred costs of approximately $32.7 million, $32.8 million and $33.8 million, respectively.

Employees As of December 31, 2006, approximately 41% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective through 2007, 2008 and 2009. Agreements expiring in 2007 cover approximately 19% of the Company’s workforce.

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

Recent Accounting Pronouncements In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this statement on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS 158 requires an employer to recognize the funded status of each of its defined benefit pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This Company has adopted the provisions of SFAS 158 as of December 31, 2006. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented have not been restated. The adoption in 2006 had no effect on the computation of net periodic benefit expense for pensions and postretirement benefits. See Note 10 for the impact of the adoption on the Company’s Consolidated Balance Sheet at December 31, 2006.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 6, 2006, the Company acquired 100% of the stock of Schaefer Equipment, Inc. (Schaefer), based in Warren, Ohio, a manufacturer of forged brake rigging components for freight cars. The purchase price was $36.3 million, net of cash received, resulting in additional goodwill of $23.9 million. Schaefer manufactures a variety of forged components for body-mounted and truck-mounted braking systems. In addition, on December 1, 2006, the Company acquired 100% of the stock of Becorit GmbH, (Becorit) a manufacturer of friction products for the European transit railway industry. The purchase price was $50.9 million, net of cash received, resulting in additional goodwill of $30.0 million. Becorit manufactures a variety of brake shoes, pads and friction linings for passenger transit cars, freight cars and locomotives, and also makes friction products for industrial markets such as mining and wind power generation.

On February 1, 2005, the Company completed the acquisition of the assets of Rütgers Rail S.p.A, a business with operations in Italy, Germany, France and Spain. The company formed to hold the purchased assets of Rütgers Rail S.p.A. is named CoFren S.r.l. (“CoFren”). CoFren is a manufacturer of brake shoes, disc pads and interior trim components for rail applications in Europe. The purchase price was $35.9 million, net of cash received, resulting in additional goodwill of $5.7 million.

The acquisitions were accounted for as a purchase and accordingly, the purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Due to the timing of the acquisitions, we are still in the process of finalizing the valuations of the acquired assets and liabilities, and therefore the purchase price allocations are preliminary and subject to change once finalized. Operating results have been included in the consolidated statement of operations from the acquisition date forward.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the acquisitions that occurred in 2006, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

	Schaefer	Becorit
In thousands	October 6, 2006	December 1, 2006
Current assets	$13,300	$16,200
Property, plant & equipment	3,800	15,300
Intangible assets	4,200	10,400
Goodwill	23,900	30,000
Other assets	—	1,900

Total assets acquired	45,200	73,800
Current liabilities	1,900	3,400
Other liabilities	4,100	17,500

Total liabilities assumed	6,000	20,900

Net assets acquired	$39,200	$52,900

For Schaefer, of the preliminary allocation of $4.2 million of acquired intangible assets, exclusive of goodwill, $1.9 million was assigned to customer relationships, $1.2 million was assigned to trademarks, and $1.1 million was assigned to energy supply contracts. The trademarks have been identified as infinite lived assets while the weighted average useful lives of the customer relationships and energy supply contracts is 20 years. For Becorit, of the preliminary allocation of $10.4 million of acquired intangible assets, exclusive of goodwill, $6.2 million was assigned to customer relationships, $3.2 million was assigned to the trade name, $700,000 was assigned to patents, and $300,000 was assigned to backlog. The trade name is considered to have an infinite useful life while the patents and customer relationships average useful life is 19 years.

The following unaudited pro forma financial information presents income statement results as if all the acquisitions listed above had occurred January 1, 2005:

	For the year ended December 31,
In thousands, except per share	2006	2005
Net sales	1,144,931	1,089,144
Gross profit	316,966	287,651
Net income	91,828	62,606
Diluted earnings per share
As reported	$1.73	$1.17
Pro forma	$1.87	$1.32

With the 2005 acquisition of Rütgers Rail, S.p.A., the Company decided to offer for sale a non-core product division. As part of the purchase accounting, the carrying value of this division had been adjusted to its estimated net realizable value and had been classified as assets held for sale, which is included in other noncurrent assets on the balance sheet.

At March 31, 2006, the sale of this division was completed for approximately $1.4 million in cash, including a working capital adjustment of approximately $600,000 which was established with the buyer in the fourth quarter 2006. The assets sold primarily included transit car interior products and services for customers located in

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Europe. This sale resulted in a loss of approximately $1.7 million including the working capital adjustment. This adjustment is subject to review through independent arbitration and a ruling is expected sometime in late 2007. Also, in the fourth quarter of 2005, the Company decided to liquidate its bus door joint venture in China, which resulted in an impairment charge approximating $1 million.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

	For the year ended December 31,
In thousands	2006	2005	2004
Net sales	$2,600	$10,735	$—
(Loss)/income before income taxes	(1,504)	(2,616)	550
Income tax (benefit)/expense	186	(707)	201
(Loss)/income from discontinued operations	$(1,690)	$(1,909)	$349

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the year ended December 31,
In thousands	2006	2005	2004
Interest paid during the year	$10,713	$10,692	$13,203
Income taxes paid during the year	33,065	9,506	7,376
Business acquisitions:
Fair value of assets acquired	$119,000	$46,700	$—
Liabilities assumed	26,900	10,100	—

Cash paid	92,100	36,600	—
Less cash acquired	4,900	700	—

Net cash paid	$87,200	$35,900	$—

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding. During 2006, 673,900 shares were repurchased at a total cost of $18.9 million.

5.	RESTRUCTURING AND IMPAIRMENT CHARGES

On July 19, 2006, the Board of Directors approved a restructuring plan to improve the profitability and efficiency of certain business units. As part of the plan, Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. Wabtec recorded expenses of $6.8 million, pre-tax, in 2006 for restructuring and other expenses, as a result of the approval of this plan. These expenses were comprised of the following components: $1.2 million for employee severance costs associated with approximately 240 salaried and hourly employees located at our Wallaceburg and Stoney Creek locations; $2.2 million of pension and postretirement benefit curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specific to the Wallaceburg facility. As of December 31, 2006, the employees associated with the restructuring program had been terminated and none of the severance had been paid. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees.

The restructuring plan will result in additional expenses in 2007, primarily for pension-related settlement charges. Pension funding will be subject to regulatory review and approval, and funding is anticipated to be made in 2007.

In the first six months of 2005, the Company recorded restructuring and asset impairment charges totaling $2.3 million related to consolidating two U.K. facilities into one, relocating a product line from Canada to the U.S., and completion of a data center migration. These charges consisted of severance costs of $593,000 for 43 employees, relocation and other costs of $469,000 and asset impairment of $1.2 million. All but $235,000 of these costs were paid for as of December 31, 2005 with the remaining costs paid in 2006.

In the fourth quarter of 2005, the Company recorded restructuring charges of about $800,000 relating to consolidating two Australian facilities into one. During 2006, an additional $74,000 of restructuring charges was recorded. The total charges consisted of severance costs of $647,000 for 14 employees, relocation and other costs of $71,000, and an asset impairment of $56,000. As of December 31, 2006 all but $527,000 of these costs have been paid, which includes $305,000 of unpaid employee severance costs.

6.	INVENTORY

The components of inventory, net of reserves, were:

	December 31,
In thousands	2006	2005
Raw materials	$51,685	$38,724
Work-in-process	64,229	54,953
Finished goods	29,567	17,196

Total inventory	$145,481	$110,873

7.	PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

	December 31,
In thousands	2006	2005
Machinery and equipment	$284,884	$259,219
Buildings and improvements	95,470	90,381
Land and improvements	7,686	6,995
Locomotive leased fleet	2,138	2,164

PP&E	390,178	358,759
Less: accumulated depreciation	(211,869)	(197,158)

Total	$178,309	$161,601

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Buildings and improvements	20 to 40
Machinery and equipment	3 to 15
Locomotive leased fleet	4 to 15

Depreciation expense was $21.7 million, $21.7 million and $22.8 million for 2006, 2005 and 2004, respectively.

8.	INTANGIBLES

Goodwill and other intangible assets with indefinite lives are no longer amortized. Instead, they are subject to periodic assessments for impairment by applying a fair-value-based test. The fair value of these reporting units was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Goodwill still remaining on the balance sheet is $173.3 million and $118.2 million at December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, the Company’s trademarks had a net carrying amount of $24.0 million and $19.9 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2006	2005
Patents and other, net of accumulated amortization of $27,901 and $24,923	$9,245	$9,687
Customer relationships, net of accumulated amortization of $387 and $145	11,239	3,018
Covenants not to compete, net of accumulated amortization of $8,324 and $8,304	—	20
Intangible pension asset	—	6,457

Total	$20,484	$19,182

The weighted average useful life of patents was 13 years, customer relationships was 20 years, and of covenants not to compete was five years. Amortization expense for intangible assets was $3.5 million, $3.1 million and $2.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization expense for the five succeeding years is as follows (in thousands):

2007	$2,940
2008	$2,872
2009	$2,062
2010	$1,491
2011	$1,126

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the carrying amount of goodwill by segment for the year ended December 31, 2006 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2005	$88,962	$29,219	$118,181
Acquisitions	23,886	29,951	53,837
Goodwill Impairment	(541)	—	(541)
Foreign currency impact	684	1,090	1,774

Balance at December 31, 2006	$112,991	$60,260	$173,251

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In thousands	2006	2005
6.875% Senior notes, due 2013	$150,000	$150,000

Total	$150,000	$150,000
Less—current portion	—	—

Long-term portion	$150,000	$150,000

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. At December 31, 2006, the Company had available bank borrowing capacity, net of $23.9 million of letters of credit, of approximately $151.1 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the year ended December 31, 2006.

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

The Company entered into an amendment to its Refinancing Credit Agreement in February 2007. Prior to the amendment, the Refinancing Credit Agreement prohibited the Company from making acquisitions past a certain dollar limit without the prior approval of the bank consortium. The Refinancing Credit Agreement now permits the Company to complete any acquisitions as long as certain financial parameters and ratios are met.

6.875% Senior Notes Due August 2013

In August 2003, the Company issued $150 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The principal balance is due in full at maturity.

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

10.	EMPLOYEE BENEFIT PLANS

The Company sponsors various defined benefit plans including pension and post retirement benefits as disclosed below. In addition, as previously stated, the Company has adopted the provisions of SFAS 158 as of December 31, 2006, excluding the elimination of the early measurement date, which is not required until December 31, 2008. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented have not been restated. The adoption in 2006 had no effect on the computation of net periodic benefit expense for pensions and postretirement benefits. The following table illustrates the incremental effect of applying SFAS 158 on individual items on the Company’s consolidated balance sheet at December 31, 2006.

In thousands	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Deferred Income taxes	$1,700	$14,888	$16,588
Prepaid benefit cost	3,243	(3,243)	—
Intangible assets	4,378	(4,378)	—
Total Assets	$965,575	$7,267	$972,842

Reserve for postretirement benefits—current	2,948	—	2,948
Reserve for postretirement benefits—long term	22,976	18,748	41,724
Reserve for pension benefits—long term	21,334	11,453	32,787
Total Liabilities	472,752	30,201	502,953

Accumulated other comprehensive loss	(9,371)	(22,934)	(32,305)
Total shareholders’ equity	492,823	(22,934)	469,889
Total Liabilities and Shareholders’ Equity	$965,575	$7,267	$972,842

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

The Company uses a December 31 measurement date for the U.S., Canadian and German plans. The U.K. plan uses an October 31 measurement date. The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

Obligations and Funded Status

	U.S.		International
In thousands	2006	2005	2006	2005
Change in projected benefit obligation
Obligation at beginning of year	$(49,770)	(46,122)	(103,578)	$(89,530)
Service cost	(354)	(341)	(3,658)	(2,926)
Interest cost	(2,675)	(2,670)	(5,645)	(5,156)
Employee contributions	—	—	(581)	(576)
Plan curtailments	—	—	(701)	—
Special termination benefits	—	(280)	—	(409)
Benefits paid	4,036	3,949	3,737	3,506
Expenses paid	—	—	384	175
Premiums paid	—	—	199	—
Acquisitions	—	—	(9,769)	—
Actuarial loss (gain)	357	(4,306)	(3,501)	(10,663)
Effect of currency rate changes	—	—	(6,381)	2,001

Obligation at end of year	$(48,406)	$(49,770)	$(129,494)	$(103,578)

Change in plan assets
Fair value of plan assets at beginning of year	$36,590	32,877	$83,700	$71,551
Actual return on plan assets	4,174	1,662	12,740	9,799
Employer contributions	2,460	6,000	8,720	7,065
Employee contributions	—	—	581	576
Benefits paid	(4,036)	(3,949)	(3,737)	(3,506)
Expenses paid	—		(384)	(175)
Premiums paid	—		(199)	—
Effect of currency rate changes	—		4,504	(1,610)

Fair value of plan assets at end of year	$39,188	$36,590	$105,925	$83,700

Funded status
Funded status at year end	$(9,218)	$(13,180)	$(23,569)	$(19,878)
Unrecognized net actuarial loss	21,647	24,840	22,585	26,143
Unrecognized prior service cost	436	495	3,798	4,948
Unrecognized transition obligation	—	—	2,891	2,908

Prepaid benefit cost	$12,865	$12,155	$5,705	$14,121

Amounts recognized in the statement of financial position include:
Reserve for pension benefits—non current	$(9,218)	$(12,679)	$(23,569)	$(8,960)
Intangible assets	—	495	—	5,962
Accumulated other comprehensive loss	22,083	24,339	29,274	17,119

Prepaid benefit cost	$12,865	$12,155	$5,705	$14,121

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate accumulated benefit obligation for the U.S. pension plan was $47.8 million and $49.3 million as of December 31, 2006 and 2005, respectively. The aggregate accumulated benefit obligation for the international pension plans was $116.2 million and $92.8 million as of December 31, 2006 and 2005, respectively. Benefit obligations exceeded plan assets for all pension plans at the end of both years.

Components of Net Periodic Benefit Cost

	U.S.			International
In thousands	2006	2005	2004	2006	2005	2004
Service cost	$354	$341	$347	$3,658	$2,926	$2,471
Interest cost	2,675	2,670	2,722	5,645	5,156	4,439
Expected return on plan assets	(2,912)	(2,866)	(2,571)	(5,889)	(5,057)	(4,379)
Amortization of initial net obligation	—	—	—	247	243	246
Amortization of prior service cost	59	170	261	640	627	558
Amortization of net loss	1,575	1,031	755	1,209	898	609
Curtailment loss recognized	—	—	—	1,368	—	—
Settlement loss recognized	—	—	—	71	—	—
Special termination benefit recognized	—	280	—	—	409	—

Net periodic benefit cost	$1,751	$1,626	$1,514	$6,949	$5,202	$3,944

During 2006, the Company recorded decreases in the minimum liability, net of tax, for the U.S. plan and international plans of $3.1 million and $3.7 million, respectively reducing the accumulated other comprehensive loss. During 2005, the Company recorded increases in the minimum liability, net of tax, for the U.S. plan and international plans of $3.0 million and $3.1 million, respectively increasing accumulated other comprehensive loss.

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International
	2006	2005	2004	2006	2005	2004
Discount rate	5.80%	5.50%	6.00%	5.11%	5.07%	5.83%
Expected return on plan assets	8.00%	8.00%	8.00%	6.70%	6.50%	7.10%
Rate of compensation increase	3.00%	3.00%	3.00%	3.62%	3.68%	3.74%

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

As of December 31, 2006 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2007.

In thousands	U.S.	International
Net transition asset	$—	$262
Prior service credit	59	537
Net gain	1,555	763

	$1,614	$1,562

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Plan Assets

The composition of all plan assets consists primarily of equities, corporate bonds, governmental notes and temporary investments. This Plan’s target and actual asset allocations at the respective measurement dates for 2006 and 2005 by asset category are as follows:

	U.S.			International
	Target	2006	2005	Target	2006	2005
Equity securities	60%	60%	60%	52% - 74%	63%	65%
Debt securities	40%	39%	39%	27% - 41%	34%	32%
Other, including cash equivalents	0%	1%	1%	0% - 7%	3%	3%

	100%	100%	100%	100%	100%	100%

Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Pursuant to the Investment Policy for the U.S., the investment strategy is to use passive index funds managed by the Bank of New York. The Company is evaluating allocation policies for its international plans. Rebalancing of the asset allocation occurs on a quarterly basis.

Cash Flows

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements. The Company expects to contribute $5.9 million to the U.S. plan and $7.8 million to the international plans during 2007.

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2007	$3,850	$4,295
2008	3,753	4,053
2009	3,768	4,315
2010	3,675	4,660
2011	3,587	4,880
2012 through 2016	18,657	32,319

Total	$37,290	$54,522

Post Retirement Benefit Plans

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

The Company uses a December 31 measurement date for all post retirement plans. The following tables provide information regarding the Company’s post retirement benefit plans summarized by U.S. and international components.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status

	U.S.		International
In thousands	2006	2005	2006	2005
Change in projected benefit obligation
Obligation at beginning of year	$(44,967)	(38,789)	(7,406)	(6,524)
Service cost	(434)	(698)	(256)	(236)
Interest cost	(2,247)	(2,021)	(377)	(378)
Plan amendments	3,182	759	—	—
Plan curtailments	—	1,878	721	945
Special termination benefits	—	—	—	(72)
Benefits paid	2,026	2,564	200	161
Acquisitions	(1,599)	—	—	—
Actuarial loss (gain)	6,167	(8,660)	339	(1,066)
Effect of currency rate changes		—	(21)	(236)

Obligation at end of year	$(37,872)	$(44,967)	$(6,800)	$(7,406)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	2,026	2,564	200	161
Benefits paid	(2,026)	(2,564)	(200)	(161)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status
Funded status at year end	$(37,872)	$(44,967)	$(6,800)	$(7,406)
Unrecognized net actuarial loss	38,386	46,739	539	1,371
Unrecognized prior service credit	(23,034)	(22,250)	—	—
Unrecognized transition obligation	—	—	2,857	4,157

Accrued benefit cost	$(22,520)	$(20,478)	$(3,404)	$(1,878)

Amounts recognized in the statement of financial position include:
Reserve for postretirement benefits—current portion	$(2,743)	$(2,026)	$(205)	$(200)
Reserve for postretirement benefits	(35,129)	(18,452)	(6,595)	(1,678)
Accumulated other comprehensive loss	15,352	—	3,396	—

Accrued benefit cost	$(22,520)	$(20,478)	$(3,404)	$(1,878)

Components of Net Periodic Benefit Cost

	U.S.			International
In thousands	2006	2005	2004	2006	2005	2004
Service cost	$434	$698	$366	$256	$236	$218
Interest cost	2,247	2,021	1,631	377	378	345
Amortization of initial net obligation	—	—	—	284	336	350
Amortization of prior service cost	(2,397)	(2,212)	(1,975)	—	—	—
Amortization of net loss	2,185	2,513	3,610	24	—	—
Curtailment loss recognized	—	8	—	826	148	3

Total benefit cost	$2,469	$3,028	$3,632	$1,767	$1,098	$916

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds.

	U.S.			International
	2006	2005	2004	2006	2005	2004
Discount rate	5.80%	5.50%	6.00%	5.25%	5.00%	6.00%

As of December 31, 2006 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2007.

In thousands	U.S.	International
Net transition asset	$—	$229
Prior service credit	(2,420)	—
Net gain	2,088	—

	$(332)	$229

The assumed health care cost trend rate for the U.S. plans grades from an initial rate of 10% to an ultimate rate of 5% by 2011 and for international plans from 7.92% to 4.85% by 2013. A 1% increase in the assumed health care cost trend rate will increase the amount of expense recognized for the U.S. and international postretirement plans by approximately $0.4 million and $0.1 million, respectively, for 2007, and increase the service and interest cost components of the accumulated postretirement benefit obligation by approximately $4.7 million and $1.2 million, respectively. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $0.3 million and $0.1 million, respectively, for 2007, and decrease the accumulated postretirement benefit obligation by approximately $3.9 million and $1.0 million, respectively.

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2007	$2,742	$206
2008	2,713	231
2009	2,757	259
2010	2,676	288
2011	2,605	313
2012 through 2016	11,778	2,089

Total	$25,271	$3,386

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plans

The Company also participates in certain 401(k) and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended December 31,
In thousands	2006	2005	2004
Multi-employer pension and health & welfare plans	$1,219	$1,123	$571
401(k) savings and other defined contribution plans	6,531	5,948	5,707

Total	$7,750	$7,071	$6,278

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2006 and 2005, the plan held on behalf of its participants about 562,000 shares with a market value of $17.1 million, and 646,000 shares with a market value of $17.4 million, respectively.

Additionally, the Company has stock option based benefit and other plans further described in Note 13.

11.	INCOME TAXES

The Company is responsible for filing consolidated U.S., foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities. The components of the income from continuing operations before provision for income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended December 31,
In thousands	2006	2005	2004
Domestic	$98,675	$45,954	$29,852
Foreign	27,882	43,562	13,005

Income from continuing operations	$126,557	$89,516	$42,857

No provision has been made for U.S., state, or additional foreign taxes related to undistributed earnings of $72 million of foreign subsidiaries which have been or are intended to be permanently re-invested.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated provision for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2006	2005	2004
Current taxes
Federal	$25,787	$6,384	$(8,676)
State	1,951	1,212	714
Foreign	8,386	9,678	3,723

	$36,124	$17,274	$(4,239)
Deferred taxes
Federal	8,201	8,915	13,796
State	(2,651)	314	(284)
Foreign	(1,425)	4,621	1,689

	4,125	13,850	15,201

Total provision	$40,249	$31,124	$10,962

Consolidated income tax provision is included in the Statement of Income as follows:

	For the year ended December 31,
In thousands	2006	2005	2004
Continuing operations	$40,063	$31,831	$10,761
Income (loss) from discontinued operations	186	(707)	201

Total provision	$40,249	$31,124	$10,962

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on continuing operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2006	2005	2004
U. S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.1	1.4	0.2
Adjustment to prior year matters	(0.9)	—	(11.4)
Change in valuation allowance	(4.2)	0.5	0.8
Deferred rate/balance adjustment	1.2	—	2.7
Foreign	(1.1)	0.1	0.2
Research and development credit	(0.5)	(0.6)	(2.3)
Other, net	0.1	(0.8)	(0.1)

Effective rate	31.7%	35.6%	25.1%

The effective income tax rate for 2006 includes a tax benefit for the release of a valuation allowance related to certain deferred state tax assets in the amount of $5.3 million based on management’s determination that it is more likely than not that future taxable income will be sufficient to realize these assets.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Components of deferred tax assets and (liabilities) were as follows:

	December 31,
In thousands	2006	2005
Deferred income tax assets (liabilities):
Accrued expenses and reserves	$5,822	$7,698
Warranty reserve	6,625	5,823
Deferred comp/employee benefits	9,539	6,881
Pension and postretirement obligations	25,947	18,618
Inventory	(836)	6,025
Property, plant & equipment	(18,205)	(21,602)
Intangibles	(6,531)	(401)
State net operating loss	6,565	9,455
Foreign net operating loss	2,683	2,920
Tax credit carry forwards	601	7,438
Other	(42)	(873)

Gross deferred income tax assets	32,168	41,982
Valuation allowance	(5,821)	(15,096)

Total deferred income tax assets	$26,347	$26,886

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. State and foreign net operating loss carryforwards exist in the amount of $131 million and $9 million, respectively, and are set to expire in various periods from 2007 to 2026. A valuation allowance still exists and/or has been established for certain of these net operating loss carryforwards.

Federal tax credits of approximately $5 million related to Research and Experimentation credits and Alternative Minimum Tax credits have been fully utilized in 2006. State tax credits of approximately $501,000 are available and consist of various Machinery & Equipment, Research and Experimentation, and Jobs related credits.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

	For the year ended December 31,
In thousands, except per share	2006	2005	2004
Basic
Income from continuing operations applicable to common shareholders	$86,494	$57,685	$32,096
Divided by:
Weighted average shares outstanding	48,322	46,845	44,993
Basic earnings from continuing operations per share	$1.79	$1.23	$0.71

Diluted
Income from continuing operations applicable to common shareholders	$86,494	$57,685	$32,096
Divided by the sum of:
Weighted average shares outstanding	48,322	46,845	44,993
Assumed conversion of dilutive stock-based compensation plans	786	750	794

Diluted shares outstanding	49,108	47,595	45,787
Diluted earnings from continuing operations per share	$1.76	$1.21	$0.70

Options to purchase approximately 4,400, 13,000 and 589,000 shares of Common Stock were outstanding in 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

13.	STOCK-BASED COMPENSATION PLANS

As of December 31, 2006, the Company maintains employee stock-based compensation plans for stock options, non-vested restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The 2000 Plan was amended effective February 16, 2006 to increase the maximum shares then available for future grants under the existing plan of 719,512 by 2,000,000 shares. As of December 31, 2006 shares available for future grants under the 2000 Plan is 2,424,012 shares. No awards may be made under the 2000 Plan subsequent to January 31, 2016. The Company also maintains an Employee Stock Purchase Plan and a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

Stock-based compensation expense was $9.2 million, $3.3 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company recognized associated tax benefits related to the stock-based compensation plans of $3.4 million, $1.2 million and $0.5 million for the respective periods. Included in the stock-based compensation expense for 2006 above is $1.3 million of expense related to stock options, as a result of the adoption of FAS 123 (R) on January 1, 2006, $2.5 million related to non-vested restricted stock, $4.9 million related to incentive stock awards, and approximately $500,000 related to awards issued for directors’ fees. The accounting for the non-vested stock and the stock awards under the incentive plan was not impacted significantly by the adoption of FAS 123 (R). At December 31, 2006, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock awards expected to vest totaled $10.9 million and will be recognized over a weighted average period of 1.3 years.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Under the 2000 Stock Incentive Plan (the 2000 Plan), stock options are granted to eligible employees at a price not less than market prices on the dates of grant. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant.

The Directors Plan, as amended, authorizes a total of 500,000 shares of Common Stock to be issued. Generally, options issued under the plan become exercisable over a three-year vesting period and expire ten years from the date of grant. In addition, as compensation for directors fees, total of 10,500 shares have been awarded to non-employee directors in each of the years ended December 31, 2006, 2005 and 2004. No awards may be made under the plan subsequent to October 31, 2016. The total number of shares issued under the plan as of December 31, 2006 was 222,000 shares.

As part of a long-term incentive program, in 1998, the Company granted options to purchase up to 500,020 shares at $20 per share, to certain executives under a plan that preceded the 2000 Plan. No further grants may be made under this plan.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2006 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Beginning of year—January 1, 2006	2,204,065	$13.98
Granted	39,500	27.38
Exercised	(846,074)	15.29
Canceled	(21,837)	16.48

End of year—December 31, 2006	1,375,654	$13.52	5.8	$23,198

Exercisable	1,096,799	$12.25	5.3	$19,898

The total intrinsic value of options exercised for the years ended December 31, 2006, 2005 and 2004 was $14.5 million, $16.2 million and $8.2 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2006	2005	2004
Dividend yield	.3%	.3%	.3%
Risk-free interest rate	4.2%	4.3%	4.9%
Stock price volatility	43.3	43.5	46.1
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the year	$11.38	$7.28	$6.61

The dividend yield is based on the Company’s dividend rate and the current market price of the underlying common stock at the date of grant. Expected life in years is determined from historical stock option exercise data. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury bond rates for the expected life of the option.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Vested Restricted Stock and Incentive Stock Awards In 2006, under the 2000 Plan, the Company issued 200,500 of the non-vested restricted stock to executives in February 2006. The non-vested stock generally vests over four years from the date of grant. In addition, the Company has issued incentive stock awards in 2004, 2005 and 2006 to eligible employees that vest upon attainment of certain three year performance goals for each three year period ending December 31, 2006, 2007 and 2008, respectively. At December 31, 2006, stock awards issued under the incentive plan are awarded but not vested.

The incentive stock awards included in the table below represent the maximum number of shares that may ultimately vest. As of December 31, 2006, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

The following table summarizes the non-vested restricted stock and incentive stock awards activity and related information for the year ended December 31, 2006:

	Non-Vested Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	—	518,666	$15.83
Granted	200,500	187,000	34.06
Vested	—	—	—
Canceled	(3,000)	(4,000)	23.16

Outstanding at December 31, 2006	197,500	701,666	$23.63

Compensation expense for the non-vested restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

Employee Stock Purchase Plan In 1998, the Company adopted an employee discounted stock purchase plan (DSPP). The DSPP had 500,000 shares available for issuance. Participants could purchase the Company’s common stock at 85% of the lesser of fair market value on the first or last day of each offering period. Stock outstanding under this plan at December 31, 2006 was 151,794 shares. The plan was terminated effective January 1, 2007.

14.	OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were:

	December 31,
In thousands	2006	2005
Foreign currency translation adjustment	$11,028	$(1,476)
Unrealized gains (losses) on foreign exchange contracts, net of tax of $(474) and $504	(825)	877
Additional minimum pension liability, net of tax of $(12,708) and $(15,132)	(19,574)	(26,326)
Adoption of SFAS 158, net of tax of $(14,889) and $(-)	(22,934)	—

Total accumulated other comprehensive loss	$(32,305)	$(26,925)

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.

The Company has sold remanufactured locomotives to various financial institutions and leased them back under operating leases with terms from five to 20 years.

Total net rental expense charged to operations in 2006, 2005, and 2004 was $6.8 million, $7.2 million and $7.8 million respectively. Certain of the Company’s equipment rental obligations under operating leases pertain to locomotives, which are subleased to customers under both short-term and long-term agreements. The amounts above are shown net of sublease rentals of $1.9 million, $2.9 million and $2.2 million for the years 2006, 2005 and 2004, respectively.

Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

In thousands	Real Estate	Equipment	Sublease Rentals	Total
2007	$5,277	$1,714	$272	$6,719
2008	4,766	1,368	272	5,862
2009	3,721	486	—	4,207
2010	3,389	201	—	3,590
2011	2,682	148	—	2,830
2012 and after	6,632	268	—	6,900

16.	GUARANTEES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended December 31,
In thousands	2006	2005
Balance at beginning of period	$16,158	$17,413
Warranty expense	10,865	7,801
Warranty payments	(9,624)	(9,056)

Balance at end of period	$17,399	$16,158

17.	PREFERRED STOCK

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2006 and 2005 there was no preferred stock issued or outstanding.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

It is Management’s belief that the potential range of loss for asbestos-related bodily injury cases is not reasonably determinable at present for a variety of factors, including: (1) the limited asbestos case settlement history of the Company’s wholly owned subsidiary, RFPC; (2) the unpredictable nature of personal injury litigation in general; and (3) the uncertainty of asbestos litigation in particular. Despite this uncertainty, and although the results of the Company’s operations and cash flows for any given period could be adversely affected by asbestos-related lawsuits, Management believes that the final resolution of the Company’s asbestos-related cases will not be material to the Company’s overall financial position, results of operations and cash flows. In general, this belief is based upon: (1) Wabtec’s and RFPC’s limited history of settlements and dismissals of asbestos-related cases to date; (2) the inability of many plaintiffs to establish any exposure or causal relationship to RFPC’s product; and (3) the inability of many plaintiffs to demonstrate any identifiable injury or compensable loss.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which confirmed Wabtec’s position that it did not assume any asbestos liabilities from the former owners of certain Wabtec assets. Although Wabtec has incurred defense and administrative costs in connection with asbestos bodily injury actions, these costs have not been material, and the Company has no information that would suggest these costs would become material in the foreseeable future.

The Company is subject to a RCRA Part B Closure Permit (“the Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Inc. (Boise, Idaho) facility. In compliance with the Permit, the Company has completed an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. An additional $970,000 was accrued in 2004 based on our refined estimates of ongoing monitoring costs. The Company reevaluated the reserve and reversed $280,000 to earnings in 2005. In total, the Company has accrued approximately $727,000 at December 31, 2006, the estimated remaining costs for remediation and monitoring. The Company was in compliance with the Permit at December 31, 2006.

Foster Wheeler Energy Corporation (FWEC), the seller of the Mountaintop, Pennsylvania property to the predecessor of one of the Company’s subsidiaries in 1989, agreed to indemnify the Company’s predecessor and its successors and assigns against certain identified environmental liabilities for which FWEC executed a Consent Order Agreement with the Pennsylvania Department of Environmental Protection (PADEP) and EPA. Management believes that this indemnification arrangement is enforceable for the benefit of the Company and that FWEC has the financial resources to honor its obligations under this indemnification arrangement.

Prior to the Company’s acquisition of Young Radiator, Young agreed to clean up alleged contamination on a prior production site in Mattoon, Illinois. The Company has completed the remediation of the site under the state’s voluntary cleanup program and is now in the process of obtaining closure certification for the site from the State of Illinois. The Company has accrued $3,500 at December 31, 2006 as its estimate of the obtaining the closure certification.

Young ceased manufacturing operations at its Racine, Wisconsin facility in the early 1990s. Investigations prior to the acquisition of Young revealed some levels of contamination on the Racine property. The Company has completed a comprehensive site evaluation and implemented a groundwater remediation program under Wisconsin’s voluntary remediation program. Site monitoring is being conducted to demonstrate attainment of Wisconsin’s cleanup requirements. The Company believes the regulating authority is generally in agreement with the selected remediation approach and findings presented to-date. The Company has accrued approximately $142,000 at December 31, 2006 as its estimate of the remaining remediation costs.

The Company has other contingent obligations relating to certain sales leaseback transactions, for locomotives that were assumed in connection with the MotivePower merger in 1999, for which reserves of $1.5 million remain as of December 31, 2006.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 11, 2005, Wabtec received a written notice of a potential claim for damages from Knorr and on March 2, 2006 received a notice from Knorr in which Knorr stated that Amtrak is of the view that it may have warranty claims against Wabtec, Knorr, and Faiveley. Neither Knorr notice specified any amount or range of claims against the Company, although Knorr has indicated that it expects the Company to participate in any financial settlement arising from the alleged defects and failures of the Acela brake discs. Wabtec, in turn, has forwarded Knorr’s notices to Faiveley and has notified Faiveley of potential claims by Wabtec against Faiveley.

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

In March 2006, management began an internal investigation related to business transactions conducted by a subsidiary, Pioneer Friction Limited (“Pioneer”), in West Bengal, India. Through an internal compliance review, management discovered that disbursements were made which may be in violation of applicable laws and regulations. Pioneer is a fourth-tier subsidiary of Wabtec; two of the intermediate subsidiaries are Australian companies which are, in turn, owned by a U.S holding company.

While the transactions are inconsequential and not material to the overall operations of Wabtec, they may result in potential penalties. Management has concluded its investigation, and has informed Wabtec’s Audit Committee, Board of Directors, and the appropriate authorities.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

items have not been allocated to business segments, the results in the following tables are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

Beginning in 2006, the Company transferred certain operations between the Freight and Transit Group to reflect a shift in the markets and customers served by those operations and to reflect the information used by the chief decision maker in evaluation the operations of the Company. In addition, beginning in 2006, the company has allocated certain corporate costs to the Freight and Transit groups to reflect the beneficial use of these costs by the specific groups. Prior period results have been adjusted for comparability purposes.

Segment financial information for 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$709,353	$378,267	—	$1,087,620
Intersegment sales/(elimination)	14,451	628	(15,079)	—

Total sales	$723,804	$378,895	$(15,079)	$1,087,620

Income (loss) from operations	$109,787	$32,495	$(12,722)	$129,560
Interest expense and other	—	—	(3,003)	(3,003)

Income (loss) from continuing operations before income taxes	$109,787	$32,495	$(15,725)	$126,557

Depreciation and amortization	16,445	7,562	1,887	25,894
Capital expenditures	15,389	4,779	774	20,942
Segment assets	606,286	352,108	14,448	972,842

Segment financial information for 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$677,096	$356,928	—	$1,034,024
Intersegment sales/(elimination)	12,715	331	(13,046)	—

Total sales	$689,811	$357,259	$(13,046)	$1,034,024

Income (loss) from operations	$74,419	$35,550	$(8,712)	$101,257
Interest expense and other	—	—	(11,741)	(11,741)

Income (loss) from continuing operations before income taxes	$74,419	$35,550	$(20,453)	$89,516

Depreciation and amortization	15,780	7,257	2,633	25,670
Capital expenditures	16,319	5,825	518	22,662
Segment assets	558,277	279,050	(970)	836,357

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment financial information for 2004 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$500,789	$321,229	—	$822,018
Intersegment sales/(elimination)	15,369	318	(15,687)	—

Total sales	$516,158	$321,547	$(15,687)	$822,018

Income (loss) from operations	$41,234	$30,813	$(16,642)	$55,405
Interest expense and other	—	—	(12,548)	(12,548)

Income (loss) from continuing operations before income taxes	$41,234	$30,813	$(29,190)	$42,857

Depreciation and amortization	16,533	6,560	3,019	26,112
Capital expenditures	13,124	5,539	599	19,262
Segment assets	397,617	197,599	118,180	713,396

The following geographic area data as of and for the years ended December 31, 2006, 2005 and 2004, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2006	2005	2004	2006	2005	2004
United States	$717,536	$665,299	$544,369	$103,262	$100,012	$98,931
Canada	114,309	110,957	82,156	24,035	29,407	32,061
Mexico	19,386	11,377	14,393	5,748	5,574	5,970
United Kingdom	98,062	108,019	80,390	6,527	6,162	6,628
Australia	44,329	42,993	38,644	4,512	2,926	2,727
Germany	7,724	2,854	700	15,089	23	—
Other international	86,274	92,525	61,366	19,136	17,497	4,644

Total	$1,087,620	$1,034,024	$822,018	$178,309	$161,601	$150,961

Export sales from the Company’s United States operations were $134.0 million, $105.6 million and $81.6 million for the years ending December 31, 2006, 2005 and 2004, respectively.

Sales by product is as follows:

In thousands	2006	2005	2004
Brake Products	$393,699	$367,381	$282,714
Freight Electronics & Specialty Products	336,158	321,874	261,595
Remanufacturing, Overhaul & Build	218,969	202,517	121,302
Transit Products	106,317	111,094	113,005
Other	32,477	31,158	43,402

Total Sales	$1,087,620	$1,034,024	$822,018

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	2006		2005
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Foreign exchange contracts	(1,299)	(1,299)	1,381	1,381
6.875% senior notes	150,000	151,500	150,000	151,500

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

Balance Sheet for December 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash	$106,233	$(231)	$81,977	$—	$187,979
Accounts Receivable	541	105,927	70,877	—	177,345
Inventory	—	85,449	60,032	—	145,481
Other Current Assets	30,431	2,086	3,869	—	36,386

Total Current Assets	137,205	193,231	216,755	—	547,191
Net Property, Plant and Equipment	2,588	100,676	75,045	—	178,309
Goodwill	7,980	100,615	64,656	—	173,251
Investment in Subsidiaries	993,453	151,861	59,906	(1,205,220)	—
Intangibles	2,146	27,760	14,588	—	44,494
Other Long Term Assets	11,444	4,532	13,621	—	29,597

Total Assets	$1,154,816	$578,675	$444,571	$(1,205,220)	$972,842

Current Liabilities	$5,166	$166,399	$72,226	$—	$243,791
Intercompany	466,466	(493,650)	27,184	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	63,295	15,575	30,292	—	109,162

Total Liabilities	684,927	(311,676)	129,702	—	502,953
Stockholders’ Equity	469,889	890,351	314,869	(1,205,220)	469,889

Total Liabilities and Stockholders’ Equity	$1,154,816	$578,675	$444,571	$(1,205,220)	$972,842

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet for December 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash	$87,899	$(2,758)	$56,224	$—	$141,365
Accounts Receivable	145	135,281	71,465	—	206,891
Inventory	—	73,419	37,454	—	110,873
Other Current Assets	17,519	2,195	4,083	—	23,797

Total Current Assets	105,563	208,137	169,226	—	482,926
Net Property, Plant and Equipment	3,843	93,108	64,650	—	161,601
Goodwill	8,521	76,728	32,932	—	118,181
Investment in Subsidiaries	781,663	112,653	67,303	(961,619)	—
Intangibles	9,396	24,982	4,751	—	39,129
Other Long Term Assets	13,980	9,806	10,734	—	34,520

Total Assets	$922,966	$525,414	$349,596	$(961,619)	$836,357

Current Liabilities	$19,287	$151,084	$66,200	$—	$236,571
Intercompany	320,568	(348,912)	28,344	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	53,904	7,973	8,702	—	70,579

Total Liabilities	543,759	(189,855)	103,246	—	457,150
Stockholders’ Equity	379,207	715,269	246,350	(961,619)	379,207

Total Liabilities and Stockholders’ Equity	$922,966	$525,414	$349,596	$(961,619)	$836,357

Income Statement for the Year Ended December 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$846,600	$360,332	$(119,312)	$1,087,620
Cost of Sales	3,435	(597,558)	(293,961)	97,241	(790,843)

Gross Profit (Loss)	3,435	249,042	66,371	(22,071)	296,777
Operating Expenses	(46,251)	(83,859)	(37,107)	—	(167,217)

Operating (Loss) Profit	(42,816)	165,183	29,264	(22,071)	129,560
Interest (Expense) Income	(16,402)	12,377	2,439	—	(1,586)
Other (Expense) Income	(1,695)	7,821	(7,543)	—	(1,417)
Equity Earnings	155,103	5,848	—	(160,951)	—

Pretax Income (Loss)	94,190	191,229	24,160	(183,022)	126,557
Income Tax Benefit (Expense)	(9,712)	(19,720)	(10,631)	—	(40,063)

Income from Continuing Operations	84,478	171,509	13,529	(183,022)	86,494
Discontinued Operations	326	(317)	(1,699)	—	(1,690)

Net Income (Loss)	$84,804	$171,192	$11,830	$(183,022)	$84,804

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Statement for the Year Ended December 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$742,153	$428,965	$(137,094)	$1,034,024
Cost of Sales	5,952	(552,218)	(344,642)	116,530	(774,378)

Gross Profit (Loss)	5,952	189,935	84,323	(20,564)	259,646
Operating Expenses	(40,115)	(82,728)	(35,546)	—	(158,389)

Operating (Loss) Profit	(34,163)	107,207	48,777	(20,564)	101,257
Interest (Expense) Income	(19,670)	9,814	1,170	—	(8,686)
Other (Expense) Income	3,945	(8,048)	1,048	—	(3,055)
Equity Earnings	108,728	15,404	—	(124,132)	—

Pretax Income (Loss)	58,840	124,377	50,995	(144,696)	89,516
Income Tax Benefit (Expense)	(2,723)	(14,078)	(15,030)	—	(31,831)

Income from Continuing Operations	56,117	110,299	35,965	(144,696)	57,685
Discontinued Operations	(341)	—	(1,568)	—	(1,909)

Net Income (Loss)	$55,776	$110,299	$34,397	$(144,696)	$55,776

Income Statement for the Year Ended December 31, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$622,766	$330,930	$(131,678)	$822,018
Cost of Sales	2,630	(449,426)	(286,549)	116,491	(616,854)

Gross (Loss) Profit	2,630	173,340	44,381	(15,187)	205,164
Operating Expenses	(41,137)	(78,709)	(29,913)	—	(149,759)

Operating (Loss) Profit	(38,507)	94,631	14,468	(15,187)	55,405
Interest (Expense) Income	(17,561)	6,847	(814)	—	(11,528)
Other (Expense) Income	(1,554)	2,674	(2,140)	—	(1,020)
Equity Earnings	82,902	1,324	—	(84,226)	—

Pretax Income (Loss)	25,280	105,476	11,514	(99,413)	42,857
Income Tax Benefit (Expense)	6,816	(11,024)	(6,553)	—	(10,761)

Income from Continuing Operations	32,096	94,452	4,961	(99,413)	32,096
Discontinued Operations	349	—	—	—	349

Net Income (Loss)	$32,445	$94,452	$4,961	$(99,413)	$32,445

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statement of Cash Flows for the Year Ended December 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$20,915	$222,670	$90,464	$(183,022)	$151,027
Net Cash Used in Investing Activities	(774)	(48,951)	(55,037)	—	(104,762)
Net Cash Provided by (Used in) Financing Activities	(1,807)	(171,192)	(11,830)	183,022	(1,807)
Effect of Changes in Currency Exchange Rates	—	—	2,156	—	2,156

Increase (Decrease) in Cash	18,334	2,527	25,753	—	46,614
Cash at Beginning of Period	87,899	(2,758)	56,224	—	141,365

Cash at End of Period	$106,233	$(231)	$81,977	$—	$187,979

Condensed Statement of Cash Flows for the Year Ended December 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$19,397	$131,518	$78,102	$(144,696)	$84,321
Net Cash Used in Investing Activities	(519)	(48,743)	(8,345)	—	(57,607)
Net Cash Provided by (Used in) Financing Activities	27,904	(110,382)	(34,443)	144,696	27,775
Effect of Changes in Currency Exchange Rates	—	—	(8,381)	—	(8,381)

Increase (Decrease) in Cash	46,782	(27,607)	26,933	—	46,108
Cash at Beginning of Period	41,117	24,849	29,291	—	95,257

Cash at End of Period	$87,899	$(2,758)	$56,224	$—	$141,365

Condensed Statement of Cash Flows for the Year Ended December 31, 2004:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$12,279	$127,063	$13,551	$(99,413)	$53,480
Net Cash Used in Investing Activities	(600)	(10,752)	(6,456)	—	(17,808)
Net Cash Provided by (Used in) Financing Activities	(19,037)	(94,516)	(5,012)	99,413	(19,152)
Effect of Changes in Currency Exchange Rates	—	—	8,409	—	8,409

Increase in Cash	(7,358)	21,795	10,492	—	24,929
Cash at Beginning of Period	48,475	3,054	18,799	—	70,328

Cash at End of Period	$41,117	$24,849	$29,291	$—	$95,257

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	OTHER EXPENSE

The components of other expense are as follows:

	For the year ended December 31,
In thousands	2006	2005	2004
Foreign currency loss	$(1,127)	$(3,257)	$(1,245)
Other miscellaneous income (expense)	(290)	202	225

Total other expense	$(1,417)	$(3,055)	$(1,020)

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$262,409	$261,902	$268,889	$294,420
Gross profit	75,090	76,741	66,198	78,748
Operating income	32,320	35,349	25,475	36,416
Income from continuing operations	20,068	21,782	17,741	26,903
(Loss) income from discontinued operations (net of tax)	(22)	(637)	(370)	(661)
Net income	20,046	21,145	17,371	26,242
Basic earnings from continuing operations per common share	$0.42	$0.45	$0.36	$0.56
Diluted earnings from continuing operations per common share	$0.41	$0.44	$0.36	$0.55

2005
Net sales	$241,800	$266,297	$255,670	$270,257
Gross profit	57,012	66,175	66,969	69,490
Operating income	18,359	26,296	27,265	29,337
Income from continuing operations before taxes	9,343	14,933	15,496	17,913
Income from discontinued operations (net of tax)	(95)	218	(420)	(1,612)
Net income	9,248	15,151	15,076	16,301
Basic earnings from continuing operations per common share	$0.20	$0.32	$0.33	$0.37
Diluted earnings from continuing operations per common share	$0.20	$0.31	$0.32	$0.37

The Company operates on a four-four-five week accounting calendar, and accordingly, the quarters end on or about March 31, June 30 and September 30. The fiscal year ends on December 31.

The fourth quarter of 2006 includes a tax benefit for the release of a valuation allowance of $5.3 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver, President and Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	March 1, 2007
Albert J. Neupaver, President, Chief Executive Officer and Director

By	/S/ WILLIAM E. KASSLING	March 1, 2007
William E. Kassling, Chairman of the Board and Director

By	/S/ ROBERT J. BROOKS	March 1, 2007
Robert J. Brooks, Director

By	/S/ EMILIO A. FERNANDEZ	March 1, 2007
Emilio A. Fernandez, Director

By	/S/ LEE B. FOSTER	March 1, 2007
Lee B. Foster, Director

By	/S/ MICHAEL W. D. HOWELL	March 1, 2007
Michael W. D. Howell, Director

By	/S/ JAMES V. NAPIER	March 1, 2007
James V. Napier, Director

By	/S/ NICKOLAS W. VANDE STEEG	March 1, 2007
Nickolas W. Vande Steeg, Director

By	/S/ GARY C. VALADE	March 1, 2007
Gary C. Valade, Director

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2006
Warranty and overhaul reserves	$16,158	$10,865	$—	$9,624	$17,399
Allowance for doubtful accounts	4,070	2,247	—	2,702	3,615
Valuation allowance-taxes	15,096	(5,276)	(3,999)	—	5,821
Inventory reserves	15,687	9,655	—	6,808	18,534
Merger and restructuring reserve	1,036	3,595	—	2,819	1,812

2005
Warranty and overhaul reserves	$17,413	$7,801	$—	$9,056	$16,158
Allowance for doubtful accounts	1,996	2,908	—	834	4,070
Valuation allowance-taxes	14,449	647	—	—	15,096
Inventory reserves	14,864	5,498	—	4,675	15,687
Merger and restructuring reserve	—	1,863	—	827	1,036

2004
Warranty and overhaul reserves	$13,307	$14,914	$—	$10,808	$17,413
Allowance for doubtful accounts	4,452	2,160	—	4,616	1,996
Valuation allowance-taxes	18,487	—	(4,038)	—	14,449
Inventory reserves	16,403	3,451	—	4,990	14,864
Merger and restructuring reserve	86	—	—	86	—

(1)	Reserves of acquired/(sold) companies and valuation allowances for state and foreign deferred tax assets
(2)	Actual disbursements and/or charges

EXHIBITS

Exhibits		Filing Method
2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	5
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2
3.2	Amended and Restated By-Laws of the Company, effective January 5, 2006	12
4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	9
4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	9
4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	9
4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	9
10.1	MotivePower Stock Option Agreement (originally included as Annex B to the Joint Proxy Statement/Prospectus)	5
10.2	Westinghouse Air Brake Stock Option Agreement (originally included as Annex C to the Joint Proxy Statement/Prospectus)	5
10.3	Voting Agreement dated as of September 26, 1999 among William E. Kassling, Robert J. Brooks, Harvard Private Capital Holdings, Inc. Vestar Equity Partners, L.P. and MotivePower Industries, Inc. (originally included as Annex D to the Joint Proxy Statement/Prospectus)	5
10.4	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2
10.5	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc., dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2
10.6	Letter Agreement (undated) between the Company and American Standard Inc. on environmental costs and sharing	2
10.7	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2
10.8	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2
10.9	License Agreement dated as of December 31, 1993 between SAB WABCO Holdings B.V. and the Company	2
10.10	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2
10.11	Westinghouse Air Brake Company 1995 Stock Incentive Plan, as amended	4
10.12	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	14
10.13	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2
10.14	Form of Indemnification Agreement between the Company and Authorized Representatives	2

Exhibits		Filing Method
10.15	Common Stock Registration Rights Agreement dated as of March 5, 1997 among the Company, Harvard, AIP and the Voting Trust	3
10.16	1998 Employee Stock Purchase Plan	4
10.17	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended.	14
10.18	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	8
10.19	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association dated January 12, 2004	10
10.20	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004.	11
10.21	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004.	11
10.22	Employment Agreement with Albert J. Neupaver, dated February 1, 2006.	13
10.23	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006.	13
10.24	Stock Purchase Agreement, by and among Wabtec Holding Company, certain shareholders of Schaefer Manufacturing, Inc. and CCP Limited Partnership, dated October 6, 2006.	15
10.25	Share Purchase Agreement, by and between BBA Holding Deutschland GmbH and Westinghouse Air Brake Technologies Corporation, dated November 27, 2006 (Exhibits and Schedules omitted, but will be provided to the Commission upon request).	1
21	List of subsidiaries of the Company	1
23.1	Consent of Ernst & Young LLP	1
31.1	Rule 13a-14(a)/15d-14(a) Certifications	1
32.1	Section 1350 Certifications	1
99.1	Annual Report on Form 11-K for the year ended December 31, 2005 of the Westinghouse Air Brake Technologies Corporation Savings Plan	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).
3	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.
4	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.
5	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).
6	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.
7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
8	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.
9	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).
10	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003.
11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.
12	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 5, 2006.
13	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
14	Filed as an Annex to the Company’s Schedule 14A Proxy Statement filed on April 13, 2006.
15	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.