Form 10-Q
period 2007-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2007-05-10
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒            Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007
Common Stock, $.01 par value per share	48,696,502 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

March 31, 2007 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited March 31, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$206,479	$187,979
Accounts receivable	197,825	177,345
Inventories	156,360	145,481
Deferred income taxes	24,169	24,773
Other current assets	8,550	11,613

Total current assets	593,383	547,191
Property, plant and equipment	394,862	390,178
Accumulated depreciation	(218,746)	(211,869)

Property, plant and equipment, net	176,116	178,309
Other Assets
Goodwill	177,598	173,251
Other intangibles, net	39,126	44,494
Deferred income taxes	22,867	16,588
Other noncurrent assets	13,581	13,009

Total other assets	253,172	247,342

Total Assets	$1,022,671	$972,842

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$99,936	$92,624
Accrued income taxes	8,872	4,491
Customer deposits	76,615	75,537
Accrued compensation	20,850	26,297
Accrued warranty	9,559	10,305
Other accrued liabilities	30,097	34,537

Total current liabilities	245,929	243,791
Long-term debt	150,000	150,000
Reserve for postretirement and pension benefits	75,373	74,511
Deferred income taxes	15,161	15,014
Accrued warranty	7,544	7,094
Other long term liabilities	28,753	12,543

Total liabilities	522,760	502,953
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,593,128 and 48,250,776 outstanding at March 31, 2007 and December 31, 2006, respectively	662	662
Additional paid-in capital	314,912	314,752
Treasury stock, at cost, 17,581,639 and 17,923,991 shares, at March 31, 2007 and December 31, 2006, respectively	(228,676)	(232,823)
Retained earnings	441,943	419,603
Accumulated other comprehensive loss	(28,930)	(32,305)

Total shareholders’ equity	499,911	469,889

Total Liabilities and Shareholders’ Equity	$1,022,671	$972,842

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data	Unaudited Three Months Ended March 31
	2007	2006
Net sales	$314,264	$262,409
Cost of sales	(227,698)	(187,319)

Gross profit	86,566	75,090
Selling, general and administrative expenses	(34,945)	(32,788)
Engineering expenses	(8,816)	(8,115)
Amortization expense	(688)	(859)

Total operating expenses	(44,449)	(42,762)
Income from operations	42,117	32,328
Other income and expenses
Interest expense, net	(636)	(1,124)
Other (expense) income, net	(809)	272

Income from continuing operations before income taxes	40,672	31,476
Income tax expense	(15,118)	(11,408)

Income from continuing operations	25,554	20,068
Discontinued operations
Loss from discontinued operations (net of tax)	(32)	(22)
Net income	$25,522	$20,046

Earnings Per Common Share
Basic
Income from continuing operations	$0.53	$0.42
Loss from discontinued operations	—	—
Net income	$0.53	$0.42
Diluted
Income from continuing operations	$0.52	$0.41
Loss from discontinued operations	—	—
Net income	$0.52	$0.41
Weighted average shares outstanding
Basic	48,302	48,091
Diluted	48,895	48,741

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
In thousands	2007	2006
Operating Activities
Net income	$25,522	$20,046
Stock-based compensation expense	2,135	4,307
Adjustments to reconcile net income to net cash provided by operations:
Discontinued operations	65	(345)
Depreciation and amortization	6,760	6,055
Excess income tax benefits from exercise of stock options	(605)	(1,764)
Changes in operating assets and liabilities
Accounts receivable	(19,413)	37,990
Inventories	(10,259)	(17,902)
Accounts payable	7,536	(112)
Accrued income taxes	12,209	11,378
Accrued liabilities and customer deposits	(9,537)	(10,381)
Other assets and liabilities	4,339	(4,289)

Net cash provided by operating activities	18,752	44,983
Investing Activities
Purchase of property, plant and equipment and other	(3,407)	(3,287)
Sale of discontinued operations	—	2,051

Net cash used for investing activities	(3,407)	(1,236)
Financing Activities
Proceeds from the issuance of treasury stock for stock options and other benefit plans	1,567	4,077
Excess income tax benefits from exercise of stock options	605	1,764
Cash dividends ($0.01 per share for the three months ended March 31, 2007 and 2006)	(491)	(483)

Net cash provided by financing activities	1,681	5,358
Effect of changes in currency exchange rates	1,474	986

Increase in cash	18,500	50,091
Cash, beginning of year	187,979	141,365

Cash, end of period	$206,479	$191,456

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In the first three months of 2007, about 37% of the Company’s revenues came from outside the U.S.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 information has been derived from the Company’s December 31, 2006 Annual Report on Form 10-K.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $7.4 million and $6.5 million at March 31, 2007 and December 31, 2006, respectively.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Stock-Based Compensation The Company recognizes compensation expense for stock-based compensation based on the grant date fair value ratably over the requisite service period following the date of grant.

Financial Derivatives and Hedging Activities The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At March 31, 2007, the Company had forward contracts for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD) with a notional value of $36.0 million CAD (or $32.1 million U.S.), with an average exchange rate of $0.89 USD per $1 CAD. The Company has determined that these foreign currency contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax on the balance sheet. The adjustment resulted in the recording of a current liability of $749,000 and a corresponding offset in accumulated other comprehensive loss of $476,000, net of tax.

At March 31, 2007, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €2.5 million Euro (or $3.5 million USD), with an average exchange rate of $1.32 USD per €1 Euro. These forward contracts are used to hedge the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. The change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. At March 31, 2007 the Company recorded a fair value gain in the amount of $66,000.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange intercompany transaction losses recognized as other expense were $750,000 and $386,000 for the three months ended March 31, 2007 and 2006, respectively.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts and pension related adjustments. Changes in the table below adjust components of accumulated other comprehensive income. Total comprehensive income was:

	Three months ended March 31,
In thousands	2007	2006
Net income	$25,522	$20,046
Foreign currency translation adjustment	3,026	292
Unrealized gain (loss) on foreign exchange contracts, net of tax	349	(268)

Total comprehensive income	$28,897	$20,070

The components of accumulated other comprehensive loss were:

In thousands	March 31, 2007	December 31, 2006
Foreign currency translation adjustment	$14,054	$11,028
Unrealized gains on foreign exchange contracts, net of tax	(476)	(825)
Pension and post retirement benefit plan adjustments, net of tax	(42,508)	(42,508)

Total accumulated comprehensive loss	$(28,930)	$(32,305)

Reclassifications Certain prior year amounts have been reclassified where necessary to conform to the current year presentation.

Recent Accounting Pronouncements In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Wabtec on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) – an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 has resulted in a $2.7 million reduction to the beginning balance of retained earnings, reported as a change in accounting principle. At the adoption date of January 1, 2007, the liability for income taxes associated with uncertain tax positions was $13.5 million. If uncertain tax positions are recognized, $8.0 million would favorably affect the Company’s effective tax rate. The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company has accrued approximately $1.7 million of interest and $1.1 million of penalties related to uncertain tax positions.

As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). The Company must adopt the measurement date provisions of SFAS 158 by December 31, 2008.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have an effect on the Company’s results of operations or financial position.

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On October 6, 2006, the Company acquired 100% of the stock of Schaefer Equipment, Inc. (Schaefer), a manufacturer of forged brake rigging components for freight cars. The purchase price was $36.7 million, net of cash received, resulting in additional goodwill of $24.2 million. Schaefer manufactures a variety of forged components for body-mounted and truck-mounted braking systems. In addition, on December 1, 2006, the Company acquired 100% of the stock of Becorit GmbH (Becorit), a manufacturer of friction products for the European transit railway industry. The purchase price was $51.3 million, net of cash received, resulting in additional goodwill of $33.2 million. Becorit manufactures a variety of brake shoes, pads and friction linings for passenger transit cars, freight cars and locomotives, and also makes friction products for industrial markets such as mining and wind power generation.

The acquisitions were accounted for as a purchase and accordingly, the purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results have been included in the consolidated statement of operations from the acquisition date forward.

For the acquisitions that occurred in 2006, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

	Schaefer	Becorit
In thousands	October 6, 2006	December 1, 2006
Current assets	$13,100	$16,200
Property, plant & equipment	3,800	17,300
Intangible assets	4,100	5,400
Goodwill	24,200	33,200
Other assets	—	1,900

Total assets acquired	45,200	74,000
Current liabilities	1,900	3,400
Other liabilities	4,100	17,400

Total liabilities assumed	6,000	20,800

Net assets acquired	$39,200	$53,200

For Schaefer, of the allocation of $4.1 million of acquired intangible assets, exclusive of goodwill, $1.9 million was assigned to customer relationships, $1.2 million was assigned to trademarks, and $1.0 million was assigned to energy supply contracts. The trademarks have been identified as infinite lived assets while the weighted average useful lives of the customer relationships and energy supply contracts is 20 years. For Becorit, of the allocation of $5.4 million of acquired intangible assets, exclusive of goodwill, $1.5 million was assigned to

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

customer relationships, $3.2 million was assigned to the trade name, $660,000 was assigned to patents, and $67,000 was assigned to backlog. The trade name is considered to have an indefinite useful life while the average useful life is 16 years for the patents and customer relationships.

The following unaudited pro forma financial information presents income statement results as if all the acquisitions listed above had occurred January 1, 2006:

In thousands, except per share	Three months ended March 31, 2006
Net sales	$277,469
Gross profit	80,769
Net income	22,704
Diluted earnings per share
As reported	$0.41
Pro forma	0.47

At March 31, 2006, the sale of a non-core product division was completed for approximately $1.4 million in cash, including a working capital adjustment of approximately $600,000 which was established with the buyer in the fourth quarter of 2006. The assets sold primarily included transit car interior products and services for customers located in Europe. This sale resulted in a loss of approximately $1.7 million including the working capital adjustment. This adjustment is subject to review through independent arbitration and a ruling is expected sometime in late 2007.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of businesses that have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

	Three Months Ended March 31,
In thousands	2007	2006
Net sales	$—	$2,597
(Loss)/income before income taxes	(32)	25
Income tax expense	—	47
Loss from discontinued operations	$(32)	$(22)

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	March 31, 2007	December 31, 2006
Raw materials	$56,901	$51,685
Work-in-process	69,181	64,229
Finished goods	30,278	29,567

Total inventory	$156,360	$145,481

5. RESTRUCTURING AND IMPAIRMENT CHARGES

On July 19, 2006, the Board of Directors approved a restructuring plan to improve the profitability and efficiency of certain business units. As part of the plan, Wabtec downsized two of its Canadian plants, in Stoney

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. Wabtec recorded expenses of $6.8 million, pre-tax, in 2006 for restructuring and other expenses, as a result of the approval of this plan. These expenses were comprised of the following components: $1.2 million for employee severance costs associated with approximately 240 salaried and hourly employees located at our Wallaceburg and Stoney Creek locations; $2.2 million of pension and postretirement benefit curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to the Wallaceburg facility. As of December 31, 2006, the employees associated with the restructuring program had been terminated. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of March 31, 2007, $76,000 of this amount had been paid.

Additional severance, pension, and asset impairment charges of $1.1 million were recorded in the first quarter of 2007 related to our Canadian operations. As of March 31, 2007, none of these expenses have been paid.

In the fourth quarter of 2005 and 2006, the Company recorded restructuring charges of about $874,000 relating to consolidating two Australian facilities into one. The total charges consisted of severance costs of $647,000 for 14 employees and relocation, asset impairment, and other costs of $127,000. In addition, the Company recorded an additional $136,000 of severance during the first quarter of 2007. As of March 31, 2007, all but $535,000 of the restructuring costs had been paid.

6. INTANGIBLES

Goodwill still remaining on the balance sheet is $177.6 million and $173.3 million at both March 31, 2007 and December 31, 2006, respectively.

As of both March 31, 2007 and December 31, 2006, the Company’s trademarks had a net carrying amount of $24.1 million and $24.0 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	March 31, 2007	December 31, 2006
Patents and other, net of accumulated amortization of $28,396 and $27,901	$8,576	$9,245
Customer relationships, net of accumulated amortization of $459 and $387	6,497	11,239

Total	$15,073	$20,484

The weighted average useful life of patents was 13 years and customer relationships were 20 years. Amortization expense for intangible assets was $534,000 and $669,000 for the three months ended March 31, 2007 and 2006, respectively.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

The change in the carrying amount of goodwill by segment for the three months ended March 31, 2007, is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2006	$112,991	$60,260	$173,251
Adjustment to preliminary purchase allocation	71	3,399	3,470
Foreign currency impact	265	612	877

Balance at March 31, 2007	$113,327	$64,271	$177,598

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2007	December 31, 2006
6.875% Senior Notes	$150,000	$150,000

Total	$150,000	$150,000
Less—current portion	—	—

Long–term portion	$150,000	$150,000

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At March 31, 2007, the Company had available bank borrowing capacity, net of $23.2 million of letters of credit, of approximately $151.8 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the three months ended March 31, 2007 or during the year ended December 31, 2006.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

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

During the third quarter 2006, 502,400 shares were repurchased at an average price of $26.90 per share. During the fourth quarter 2006, 171,500 shares were repurchased at an average price of $31.13 per share. During the first quarter 2007, no additional shares were repurchased.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

8. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$88	$105	$922	$963
Interest cost	672	656	1,626	1,315
Expected return on plan assets	(775)	(738)	(1,802)	(1,405)
Net amortization/deferrals	403	380	391	530

Net periodic benefit cost	$388	$403	$1,137	$1,403

Assumptions
Discount rate	5.80%	5.50%	5.11%	5.07%
Expected long-term rate of return	8.00%	8.00%	6.70%	6.50%
Rate of compensation increase	3.00%	3.00%	3.62%	3.69%

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

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$58	$251	$57	$72
Interest cost	528	559	88	95
Net amortization/deferrals	(83)	183	57	88

Net periodic benefit cost	$503	$993	$202	$255

Assumptions
Discount rate	5.80%	5.80%	5.25%	5.25%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

9. STOCK-BASED COMPENSATION

Stock-Based Compensation The Company recognizes compensation expense for stock-based compensation based on the grant date fair value ratably over the requisite service period following the date of grant.

Stock based compensation was $2.1 million and $4.3 million for the three months ended March 31, 2007 and 2006, respectively. The accounting for the non-vested stock and the stock awards under the incentive plan was not impacted significantly by the adoption of FAS 123(R) in 2006. At March 31, 2007, unamortized compensation expense related to those stock options, non-vested shares and stock awards expected to vest totaled $16.5 million and will be recognized over a weighted average period of 1.7 years.

Stock Options: Stock options have been granted at not less than market prices on the dates of grant. Generally, the options become exercisable over a three-year vesting period and expire 10 years from the date of grant. In January and February 2007, Wabtec granted 33,000 stock options to certain individuals.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2007	2006
Dividend yield	.1%	.3%
Risk-free interest rate	4.7%	4.3%
Stock price volatility	40.7	43.5
Expected life (years)	5.0	5.0

The dividend yield is based on the Company’s dividend rate and the current market price of the underlying common stock at the date of grant. The risk-free interest rate is based on the U.S. Treasury bond rates for the expected life of the option. Expected volatility is based on the historical volatility of Wabtec stock. Expected life in years is determined from historical stock option exercise data.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Beginning of year—January 1, 2007	1,375,654	$13.52		$23,198
Granted	33,000	30.83		121
Exercised	(94,982)	13.31		2,011
Canceled	(8,001)	27.56		55

Year to date—March 31, 2007	1,305,671	$13.88	5.5	$26,906

Exercisable	1,161,486	$12.88	5.3	$25,095

Weighted average fair value of options granted during 2007	$12.65

Non-Vested Restricted Stock and Incentive Stock Awards: The Company adopted a non-vested stock plan in 2006. In February 2007, the Company issued 121,000 awards to certain individuals. The non-vested stock

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

generally vests over four years from the date of grant. In 2004, the Company established a stock-based incentive plan for eligible employees. The plan provides stock awards which vest upon attainment of certain three year performance targets. The Company issued 238,000 awards to certain individuals in February 2007 with 229,000 awards becoming vested during the first quarter of 2007.

The following table summarizes the non-vested stock and stock awards activity and related information for the period indicated:

	Non-Vested Restricted Stock	Incentive Stock Awards	Weighted Average FMV
Outstanding at January 1, 2007	197,500	701,666	$23.63
Granted	121,000	238,000	33.99
Vested	—	(229,000)	31.06
Canceled	—	—	—

Outstanding at March 31, 2007	318,500	710,666	$25.59

As of March 31, 2007, stock awards issued under the incentive plan are awarded but not vested. These stock awards will vest based upon the achievement of certain financial goals for each three year periods ending December 31, 2007, 2008, and 2009, respectively. The stock awards included in the table above represent the maximum number of shares that may ultimately vest. As of March 31, 2007, based on the Company’s performance, we have estimated the most probable amount of these stock awards which will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be different and will be recognized over the remaining vesting period.

10. INCOME TAXES

The overall effective income tax rate was 37.2% and 36.2% for the three months ended March 31, 2007 and 2006, respectively.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) – an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 has resulted in a $2.7 million direct reduction to the beginning balance of retained earnings, reported as a change in accounting principle.

At the adoption date of January 1, 2007, the liability for income taxes associated with uncertain tax positions was $13.5 million. If uncertain tax positions are recognized, $8.0 million would favorably affect the Company’s effective tax rate. The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company has accrued approximately $1.7 million of interest and $1.1 million of penalties related to uncertain tax positions.

With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2002. The Internal Revenue Service (IRS) is currently auditing the tax year ended December 31, 2004. In 2007, certain taxing jurisdictions are prevented by statute from further examination of tax years prior to 2004. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

11. EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended March 31,
In thousands, except per share	2007	2006
Basic earnings per share
Income from continuing operations applicable to common shareholders	$25,554	$20,068
Divided by
Weighted average shares outstanding	48,302	48,091
Basic earnings from continuing operations per share	$0.53	$0.42

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$25,554	$20,068
Divided by sum of the
Weighted average shares outstanding	48,302	48,091
Conversion of dilutive stock options and non-vested stock	593	650

Diluted shares outstanding	48,895	48,741
Diluted earnings from continuing operations per share	$0.52	$0.41

12. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

In thousands	Three Months Ended March 31, 2007
Balance at December 31, 2006	$17,399
Warranty provision	2,750
Warranty claim payments	(3,046)

Balance at March 31, 2007	$17,103

13. COMMITMENTS AND CONTINGENCIES

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

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

In April 2005, Amtrak decided to suspend its Acela Express train service due to cracks in the spokes of some of the cars’ brake discs. Amtrak’s Acela service was resumed on a limited basis in July 2005, and complete service was resumed in September 2005. Wabtec did not design or supply the braking system for the Acela cars. The braking system was supplied by Knorr Brake Corporation and the brake discs were designed by Faiveley Transport. Wabtec did provide and machined approximately one-third of the brake discs for the cars and assisted Amtrak and others, including Bombardier Corporation, Alstom Transportation Inc., Knorr and Faiveley, in their evaluation and investigation of the brake disc cracks.

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

While Wabtec does not believe that it has any material legal liability with regard to this matter, Management has pursued a commercial resolution with Bombardier that would be mutually beneficial to both parties. As a

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

result of those discussions, the Company believes it has reached a framework for a settlement which provides for Bombardier to receive payments based on certain sales with the Company taking into account historical sales volume. If finalized, this arrangement would be in effect from 2007 to 2009, and would be subject to a maximum amount of $4.4 million in total assuming the corresponding level of sales were reached. The Company has recorded a provision of $2.5 million for this potential settlement in the first quarter of 2007 to provide for payments that would be payable based on current sales levels.

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

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 01, 2007. During the first three months of 2007, there were no material changes other than what is discussed above to the information described in Note 18 therein.

14. SEGMENT INFORMATION

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

Beginning in the fourth quarter 2006, the Company transferred certain operations between the Freight and Transit Group to reflect a shift in the markets and customers served by those operations and to reflect the information used by the chief decision maker in evaluating the operations of the Company. In addition, beginning in the fourth quarter 2006, the Company has allocated certain corporate costs to the Freight and Transit groups to reflect the beneficial use of these costs by the specific groups. Prior period results have been adjusted for comparability purposes.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

Segment financial information for the three months ended March 31, 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$184,667	$129,597	$—	$314,264
Intersegment sales/(elimination)	3,704	222	(3,926)	—

Total sales	$188,371	$129,819	$(3,926)	$314,264

Income (loss) from operations	$35,338	$10,615	$(3,836)	$42,117
Interest expense and other	—	—	(1,445)	(1,445)

Income (loss) from continuing operations before income taxes	$35,338	$10,615	$(5,281)	$40,672

Segment financial information for the three months ended March 31, 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$180,816	$81,593	$—	$262,409
Intersegment sales/(elimination)	4,240	117	(4,357)	—

Total sales	$185,056	$81,710	$(4,357)	$262,409

Income (loss) from operations	$28,754	$6,953	$(3,379)	$32,328
Interest expense and other	—	—	(852)	(852)

Income (loss) from continuing operations before income taxes	$28,754	$6,953	$(4,231)	$31,476

Sales by product is as follows:

	Three Months Ended March 31,
In thousands	2007	2006
Brake Products	$112,574	$102,281
Freight Electronics & Specialty Products	97,166	83,477
Remanufacturing, Overhaul & Build	71,386	43,211
Transit Products	25,682	27,930
Other	7,456	5,510

Total Sales	$314,264	$262,409

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

15. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

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

Balance Sheet as of March 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$119,100	$(2,971)	$90,350	$—	$206,479
Accounts Receivable	642	125,185	71,998	—	197,825
Inventories	—	94,853	61,507	—	156,360
Other Current Assets	26,041	3,207	3,471	—	32,719

Total Current Assets	145,783	220,274	227,326	—	593,383
Net Property, Plant and Equipment	2,176	98,458	75,482	—	176,116
Goodwill	7,980	100,871	68,747	—	177,598
Investment in Subsidiaries	1,045,312	151,901	59,906	(1,257,119)	—
Intangibles	1,948	27,413	9,765	—	39,126
Other Long Term Assets	17,016	4,281	15,151	—	36,448

Total Assets	$1,220,215	$603,198	$456,377	$(1,257,119)	$1,022,671

Current Liabilities	$(2,957)	$175,873	$73,013	$—	$245,929
Intercompany	493,821	(524,692)	30,871	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	79,440	16,359	31,032	—	126,831

Total Liabilities	720,304	(332,460)	134,916	—	522,760
Stockholders’ Equity	499,911	935,658	321,461	(1,257,119)	499,911

Total Liabilities and Stockholders’ Equity	$1,220,215	$603,198	$456,377	$(1,257,119)	$1,022,671

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

Balance Sheet for December 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash	$106,233	$(231)	$81,977	$—	$187,979
Accounts Receivable	541	105,927	70,877	—	177,345
Inventory	—	85,449	60,032	—	145,481
Other Current Assets	30,431	2,086	3,869	—	36,386

Total Current Assets	137,205	193,231	216,755	—	547,191
Net Property, Plant and Equipment	2,588	100,676	75,045	—	178,309
Goodwill	7,980	100,615	64,656	—	173,251
Investment in Subsidiaries	993,453	151,861	59,906	(1,205,220)	—
Intangibles	2,146	27,760	14,588	—	44,494
Other Long Term Assets	11,444	4,532	13,621	—	29,597

Total Assets	$1,154,816	$578,675	$444,571	$(1,205,220)	$972,842

Current Liabilities	$5,166	$166,399	$72,226	$—	$243,791
Intercompany	466,466	(493,650)	27,184	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	63,295	15,575	30,292	—	109,162

Total Liabilities	684,927	(311,676)	129,702	—	502,953
Stockholders’ Equity	469,889	890,351	314,869	(1,205,220)	469,889

Total Liabilities and Stockholders’ Equity	$1,154,816	$578,675	$444,571	$(1,205,220)	$972,842

Income Statement for the Three Months Ended March 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$242,379	$104,550	$(32,665)	$314,264
Cost of Sales	1,045	(162,050)	(89,859)	23,166	(227,698)

Gross Profit (Loss)	1,045	80,329	14,691	(9,499)	86,566
Operating Expenses	(11,189)	(23,174)	(10,086)	—	(44,449)

Operating (Loss) Profit	(10,144)	57,155	4,605	(9,499)	42,117
Interest (Expense) Income	(3,920)	2,709	575	—	(636)
Other (Expense) Income	(546)	585	(848)	—	(809)
Equity Earnings	48,581	1,706	—	(50,287)	—

Income (Loss) From Continuing Operations Before Income Tax	33,971	62,155	4,332	(59,786)	40,672
Income Tax Expense	(8,449)	(4,050)	(2,619)	—	(15,118)

Income (Loss) from Continuing Operations	25,522	58,105	1,713	(59,786)	25,554
Discontinued Operations	—	—	(32)	—	(32)

Net Income (Loss)	$25,522	$58,105	$1,681	$(59,786)	$25,522

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

Income Statement for the Three Months Ended March 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$208,080	$91,414	$(37,085)	$262,409
Cost of Sales	737	(145,363)	(72,863)	30,170	(187,319)

Gross Profit (Loss)	737	62,717	18,551	(6,915)	75,090
Operating Expenses	(13,454)	(20,684)	(8,624)	—	(42,762)

Operating (Loss) Profit	(12,717)	42,033	9,927	(6,915)	32,328
Interest (Expense) Income	(4,542)	2,972	446	—	(1,124)
Other (Expense) Income	(346)	682	(64)	—	272
Equity Earnings	41,000	1,013	—	(42,013)	—

Income (Loss) From Continuing Operations Before Income Tax	23,395	46,700	10,309	(48,928)	31,476
Income Tax Expense	(3,349)	(4,110)	(3,949)	—	(11,408)

Income (Loss) From Continuing Operations	20,046	42,590	6,360	(48,928)	20,068
Discontinued Operations	—	—	(22)	—	(22)

Net Income (Loss)	$20,046	$42,590	$6,338	$(48,928)	$20,046

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$11,180	$57,109	$10,249	$(59,786)	$18,752
Net Cash Provided by (Used in) Investing Activities	6	(1,744)	(1,669)	—	(3,407)
Net Cash Provided by (Used in) Financing Activities	1,681	(58,105)	(1,681)	59,786	1,681
Effect of Changes in Currency Exchange Rates	—	—	1,474	—	1,474

Increase (Decrease) in Cash	12,867	(2,740)	8,373	—	18,500
Cash at Beginning of Period	106,233	(231)	81,977	—	187,979

Cash at End of Period	$119,100	$(2,971)	$90,350	$—	$206,479

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$41,536	$39,669	$12,706	$(48,928)	$44,983
Net Cash (Used in) Provided by Investing Activities	(111)	(2,046)	921	—	(1,236)
Net Cash Provided by (Used in) Financing Activities	5,358	(42,590)	(6,338)	48,928	5,358
Effect of Changes in Currency Exchange Rates	—	—	986	—	986

Increase (Decrease) in Cash	46,783	(4,967)	8,275	—	50,091
Cash at Beginning of Period	87,899	(2,758)	56,224	—	141,365

Cash at End of Period	$134,682	$(7,725)	$64,499	$—	$191,456

16. OTHER INCOME (EXPENSE)

The components of other income (expense) are as follows:

	Three Months Ended March 31,
In thousands	2007	2006
Foreign currency (loss) gain	$(750)	$386
Other miscellaneous expense	(59)	(114)

Total other (expense) income	$(809)	$272

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2006 Annual Report on Form 10-K, filed March 1, 2007.

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In the first three months of 2007, about 37% of the Company’s revenues came from outside the U.S.

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

Deliveries of new freight cars were 17,148 and 18,542 for the first three months of 2007 and 2006, respectively. Orders of new freight cars were 11,152 and 35,991 for the first three months of 2007 and 2006, respectively. This trend demonstrates a stabilization of orders and deliveries over prior years and illustrates the significant backlog of orders to be filled in future periods.

As expected, demand for new freight cars slowed in the first quarter of 2007, with orders of 11,152, deliveries of 17,148, and the backlog decreasing to 79,038. The Company has been able to offset the slowing freight car market with other growth initiatives in the freight market. Following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog
First quarter 2005	17,563	15,781	59,416
Second quarter 2005	19,132	17,914	60,544
Third quarter 2005	17,439	16,987	60,986
Fourth quarter 2005	26,569	17,975	69,408

	80,703	68,657

First quarter 2006	35,991	18,542	86,857
Second quarter 2006	18,190	19,466	85,692
Third quarter 2006	21,466	19,008	88,116
Fourth quarter 2006	15,819	17,927	85,826

	91,466	74,943

First quarter 2007	11,152	17,148	79,038

Source: Railway Supply Institute

Carloadings and Intermodal Units Originated remained constant over the past three years reflecting strong rail traffic and opportunities for maintenance and aftermarket sales for the Company. Compared to a record year in 2006, carloadings decreased and intermodal units stayed about the same in the first quarter of 2007:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2005	4,403	4,366	4,309	4,135	17,213
2006	4,338	4,453	4,345	4,244	17,380
2007	4,126	n/a	n/a	n/a	n/a

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2005	2,781	2,885	2,992	3,036	11,694
2006	2,937	3,093	3,173	3,079	12,282
2007	2,939	n/a	n/a	n/a	n/a

Source: Association of American Railroads—Weekly Rail Traffic

Deliveries of transit cars were 738 and 918 for the years ended December 31, 2006 and 2005, respectively. Deliveries of locomotives were 1,244 and 1,106 for the years ended December 31, 2006 and 2005, respectively.

In 2007, the Company expects conditions to remain generally favorable in its freight rail and passenger transit rail markets. Demand for new locomotives is expected to be slightly higher than in 2006, while demand for new freight cars is expected to be slightly lower. In the passenger transit rail market, the Company believes that increases in ridership and federal funding will continue to have a positive effect on the demand for new equipment and aftermarket parts. In addition, the Company has a strong backlog of transit-related projects, some of which are expected to generate increased revenues in 2007 and beyond.

In the future, we will continue to face many challenges, including increased costs for raw materials, higher costs for medical and insurance premiums, and foreign currency fluctuations. In addition, we face general economic risks, as well as the risk that our customers could curtail spending on new and existing equipment. Risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

On July 19, 2006, the Board of Directors approved a restructuring plan to improve the profitability and efficiency of certain business units. As part of the plan, Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. Wabtec recorded expenses of $6.8 million, pre-tax, in 2006 for restructuring and other expenses, as a result of the approval of this plan. These expenses were comprised of the following components: $1.2 million for employee severance costs associated with approximately 240 salaried and hourly employees located at our Wallaceburg and Stoney Creek locations; $2.2 million of pension and postretirement benefit curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to the Wallaceburg facility. As of December 31, 2006, the employees associated with the restructuring program had been terminated. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of March 31, 2007, $79,000 of this amount had been paid.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2007	2006
Net sales	$314.3	$262.4
Cost of sales	(227.7)	(187.3)

Gross profit	86.6	75.1
Selling, general and administrative expenses	(35.0)	(33.8)
Engineering expenses	(8.8)	(8.1)
Amortization expense	(0.7)	(0.9)

Total operating expenses	(44.5)	(42.8)
Income from operations	42.1	32.3
Interest expense, net	(0.6)	(1.1)
Other income (expense), net	(0.8)	0.3

Income from continuing operations before income taxes	40.7	31.5
Income tax expense	(15.2)	(11.4)

Income from continuing operations	25.5	20.1
Loss from discontinued operations	—	(0.1)

Net income	$25.5	$20.0

FIRST QUARTER 2007 COMPARED TO FIRST QUARTER 2006

The following table summarizes the results of operations for the period:

	Three months ended March 31,
In thousands	2007	2006	Percent Change
Net sales	$314,264	$262,409	19.8%
Income from operations	42,117	32,328	30.3%
Net income	25,522	20,046	27.3%

Net sales increased by $51.9 million to $314.3 million from $262.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase is primarily due to internal growth from increased sales from contracts to build locomotives of about $19 million, sales for refurbishing transit cars of $9.6 million, sales from radiator equipment of $8.9 million, and sales of $19.7 million from acquisitions completed in the 4th quarter of 2006. Offsetting those increases was a decrease of $10.7 million related to lower industry deliveries of freight cars, especially intermodal cars. The Company did not realize any significant net sales improvement because of price increases or foreign exchange. Net income for the three months ended March 31, 2007 was $25.5 million or $0.52 per diluted share. Net income for the three months ended March 31, 2006 was $20.0 million or $0.41 per diluted share. Net income improved primarily due to sales increases and consistent operating costs.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	Three months ended March 31,
In thousands	2007	2006
Freight Group	$184,667	$180,816
Transit Group	129,597	81,593

Net sales	$314,264	$262,409

Net sales for the first quarter of 2007 increased $51.9 million, or 19.8%, as compared to the same period of 2006. Sales increased in the Freight Group from $180.8 million to $184.7 million. This increase of $3.9 million or 2% is due to increased radiator sales of $8.9 million, and sales of $7.9 million from an acquisition completed in the fourth quarter of 2006. Offsetting these increases were decreases of $4.0 million in locomotive component, repair and refurbishment services, and decreases of $10.7 million related to lower industry deliveries of freight cars, especially intermodal cars. Transit Group sales increased from $81.6 million to $129.6 million or 59% due to increased locomotive commuter sales of $21.9 million, increased sales of $10.8 million related to refurbishment of transit cars, and sales of $11.8 million from an acquisition completed in the fourth quarter of 2006.

Gross profit Gross profit increased to $86.6 million in the first quarter of 2007 compared to $75.1 million in the same period of 2006. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the first quarter of 2007, gross profit, as a percentage of sales, was 27.5% compared to 28.6% in 2006. This slight decrease is due to the changing mix of revenues from Freight to Transit, as Transit OEM contracts typically realize a lower gross profit. Ongoing improvements and cost savings are being realized from sourcing raw materials from lower cost suppliers, reduced labor costs, and continuing improvements in our manufacturing processes.

The provision for warranty expense was $279,000 higher for the three months of 2007 compared to the same period of 2006, which negatively impacted gross profit. There were no significant increases due to specific reserves. In general, reserves, which are established based on historical claims as a percentage of revenue, were slightly higher due to increased sales resulting in a higher reserve compared to prior period. Overall, our warranty reserve increased at March 31, 2007 compared to March 31, 2006 by $481,000.

Operating expenses The following table shows our operating expenses:

	Three months ended March 31,
In thousands	2007	2006	Percent Change
Selling, general and administrative expenses	$34,945	$33,788	3.4%
Engineering expenses	8,816	8,115	8.6%
Amortization expense	688	859	(19.9)%

Total operating expenses	$44,449	$42,762	3.9%

Operating expenses increased $1.7 million in the first quarter of 2007 compared to the same period of 2006. These expenses were 14.1% and 16.3% of sales for the quarters ended March 31, 2007 and 2006, respectively. During the first quarter of 2007, the Company recorded a liability of $2.5 million to reflect the tentative commercial resolution with Bombardier for the Acela claim. Other increases in operating expenses are related to acquisitions that were completed in the fourth quarter of 2006. Stock-based compensation expenses decreased from $4.2 million in the first quarter of 2006 to $2.1 million for the first quarter of 2007.

Income from operations Income from operations totaled $42.1 million (or 13.4% of sales) in the first quarter of 2007 compared with $32.3 million (or 12.3% of sales) in the same period of 2006. Income from operations improved primarily due to sales increases and consistent operating costs.

Interest expense, net Interest expense, net decreased 43.4% in the first quarter of 2007 compared to the same period of 2006 primarily due to the Company’s overall higher cash balances and rising interest rates, resulting in higher interest income.

Other income (expense), net The Company recorded foreign exchange expense of $750,000 and income of $386,000, respectively, in the first quarter of 2007 and 2006, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 37.2% and 36.2% for the first quarter of 2007 and 2006, respectively. The increase in effective tax rate is primarily the result of higher tax rate jurisdictions in Europe, as well as the additional charges related to the adoption of FIN 48.

Net income Net income for the first quarter of 2007 increased $5.5 million, compared with the same period of 2006. Net income improved primarily due to sales increases and consistent operating costs.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data:

	Three months ended March 31,
In thousands	2007	2006
Cash provided (used) by:
Operating activities	$18,752	$44,983
Investing activities	(3,407)	(1,236)
Financing activities	1,681	5,358
Net Change in Cash	$18,500	$50,091

Operating activities Cash provided by operations in the first three months of 2007 was $18.7 million as compared to $45.0 million in the same period of 2006. This $26.3 million decrease was the result of increased earnings offset by certain changes in operating assets and liabilities. Net income for the Company increased $5.5 million primarily as a result of increased sales. Cash provided by accounts receivable decreased operating cash flows by $57.4 million. In 2006, the Company collected large customer receivables for certain locomotive contracts that were due from the end of 2005. Cash used for inventory improved by $7.6 million. Accounts payable and accrued liabilities provided cash of $8.5 million.

Investing activities In the first three months of 2007 and 2006, cash used in investing activities was $3.4 million and $1.2 million, respectively. In 2006, the Company sold a non-core division for $2.1 million. Capital expenditures were $2.8 million and $3.3 million in the first three months of 2007 and 2006, respectively.

Financing activities In the first three months of 2007 and 2006, cash provided by financing activities was $1.7 million and $5.4 million, respectively. The cash provided in 2007 included $2.2 million of proceeds from the exercise of stock options and other benefit plans, offset by $491,000 of dividend payments. The cash provided in 2006 included $5.8 million of proceeds from the exercise of stock options and other benefit plans, offset by $483,000 of dividend payments.

The following table shows our outstanding indebtedness at March 31, 2007 and December 31, 2006. The other term loan interest rates are variable and dependent on market conditions.

In thousands	March 31, 2007	December 31, 2006
6.875% Senior Notes due 2013	$150,000	$150,000

Total	$150,000	$150,000
Less-current portion	—	—

Long-term portion	$150,000	$150,000

Cash balance at March 31, 2007 and December 31, 2006 was $206.5 million and $188.0 million, respectively.

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At March 31, 2007, the Company had available bank borrowing capacity, net of $23.2 million of letters of credit, of approximately $151.8 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the three months ended March 31, 2007 or during the year ended December 31, 2006.

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

During the third quarter 2006, 502,400 shares were repurchased at an average price of $26.90 per share. During the fourth quarter 2006, 171,500 shares were repurchased at an average price of $31.13 per share. During the first quarter 2007, no additional shares were repurchased.

Contractual Obligations and Off-Balance Sheet Arrangements

After the adoption of FIN 48, the Company has recognized a liability of $13.5 million for unrecognized tax benefits. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement due to the uncertainty of the timing and outcome of its audits and other factors.

Since December 31, 2006, there have been no other significant changes in the total amount of the Company’s contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;

•	demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment; or

•	fluctuations in interest rates and foreign currency exchange rates;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of acquisitions;

•	the development and use of new technology; or

•	the integration of recently completed or future acquisitions.

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations; or

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

Critical Accounting Policies

A summary of critical accounting policies is included in the Company’s Annual Report on Form 10K for the year ended December 31, 2006. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2006 except for the adoption on January 1, 2007 of FIN 48 as it relates to the accounting for income taxes. See Note 10 to condensed consolidated financial statements included herein for the impact of adoption.

Recent Accounting Pronouncements

See Note 2 of “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. There was no outstanding variable-rate debt at March 31, 2007.

Foreign Currency Exchange Risk

The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At March 31, 2007, the Company had forward contracts for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD) with a notional value of $36.0 million CAD (or $32.1 million U.S.), with an average exchange rate of $0.89 USD per $1 CAD. The Company has determined that these foreign currency contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax on the balance sheet. The adjustment resulted in the recording of a current liability and an increase in comprehensive income of $476,000, net of tax.

At March 31, 2007, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €2.5 million Euro (or $3.5 million USD), with an average exchange rate of $1.32 USD per €1 Euro. These forward contracts are used to hedge the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. The change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. At March 31, 2007 the Company recorded a fair value gain in the amount of $66,000.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first three months of 2007, approximately 63% of Wabtec’s net sales were in the United States, 12% in Canada, 2% in Mexico, 3% in Australia, 2% in Germany, 10% in the United Kingdom, and 8% in other international locations.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2007. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Except as disclosed in Note 13 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended March 31, 2007, there have been no other material changes to report regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

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

During the third quarter 2006, 502,400 shares were repurchased at an average price of $26.90 per share. During the fourth quarter 2006, 171,500 shares were repurchased at an average price of $31.13 per share. During the first quarter 2007, no additional shares were repurchased.

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995.

3.2	Amended and Restated By-Laws of the Company, dated as of January 6, 2006.

10.1	Amendment No. 3 to Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association, dated as of February 23, 2007.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon, Senior Vice President, Chief Financial Officer and Secretary

DATE:	May 10, 2007

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, dated as of January 6, 2006, filed as an exhibit to Form 8-K filed on January 9, 2006, and incorporated herein by reference.

10.1	Amendment No. 3 to Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association, dated as of February 23, 2007, filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, filed herewith.