Form 10-Q
period 2007-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2007-08-09
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒            Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Common Stock, $.01 par value per share	48,758,666 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

June 30, 2007 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited June 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$141,226	$187,979
Accounts receivable	201,411	177,345
Inventories	184,605	145,481
Deferred income taxes	23,711	24,773
Other current assets	17,890	11,613

Total current assets	568,843	547,191
Property, plant and equipment	405,407	390,178
Accumulated depreciation	(225,763)	(211,869)

Property, plant and equipment, net	179,644	178,309
Other Assets
Goodwill	224,090	173,251
Other intangibles, net	47,754	44,494
Deferred income taxes	23,847	16,588
Other noncurrent assets	14,411	13,009

Total other assets	310,102	247,342

Total Assets	$1,058,589	$972,842

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$110,529	$92,624
Accrued income taxes	2,080	4,491
Customer deposits	59,134	75,537
Accrued compensation	26,923	26,297
Accrued warranty	10,857	10,305
Other accrued liabilities	34,524	34,537

Total current liabilities	244,047	243,791
Long-term debt	150,000	150,000
Reserve for postretirement and pension benefits	70,410	74,511
Deferred income taxes	15,705	15,014
Accrued warranty	7,781	7,094
Other long term liabilities	29,302	12,543

Total liabilities	517,245	502,953
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,730,246 and 48,250,776 outstanding at June 30, 2007 and December 31, 2006, respectively	662	662
Additional paid-in capital	318,111	314,752
Treasury stock, at cost, 17,444,521 and 17,923,991 shares, at June 30, 2007 and December 31, 2006, respectively	(229,246)	(232,823)
Retained earnings	469,578	419,603
Accumulated other comprehensive loss	(17,761)	(32,305)

Total shareholders’ equity	541,344	469,889

Total Liabilities and Shareholders’ Equity	$1,058,589	$972,842

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended June 30		Unaudited Six Months Ended June 30
In thousands, except per share data	2007	2006	2007	2006
Net sales	$325,722	$261,902	$639,986	$524,311
Cost of sales	(234,872)	(184,910)	(462,570)	(372,229)

Gross profit	90,850	76,992	177,416	152,082
Selling, general and administrative expense	(34,915)	(32,760)	(69,860)	(66,548)
Engineering expense	(9,026)	(8,023)	(17,842)	(16,138)
Amortization expense	(1,140)	(852)	(1,828)	(1,711)

Total operating expenses	(45,081)	(41,635)	(89,530)	(84,397)
Income from operations	45,769	35,357	87,886	67,685
Other income and expenses
Interest expense, net	(538)	(420)	(1,174)	(1,544)
Other expense, net	(1,637)	(1,434)	(2,446)	(1,162)

Income from continuing operations before income taxes	43,594	33,503	84,266	64,979
Income tax expense	(15,469)	(11,721)	(30,587)	(23,129)

Income from continuing operations	28,125	21,782	53,679	41,850
Discontinued operations
Income (loss) from discontinued operations (net of tax)	5	(637)	(27)	(659)

Net income	$28,130	$21,145	$53,652	$41,191

Earnings Per Common Share
Basic
Income from continuing operations	$0.58	$0.45	$1.11	$0.87
Loss from discontinued operations	—	(0.01)	—	(0.02)

Net income	$0.58	$0.44	$1.11	$0.85

Diluted
Income from continuing operations	$0.57	$0.44	$1.09	$0.86
Loss from discontinued operations	—	(0.01)	—	(0.02)

Net income	$0.57	$0.43	$1.09	$0.84

Weighted average shares outstanding
Basic	48,666	48,451	48,413	48,210
Diluted	49,294	49,092	49,022	48,851

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
In thousands	2007	2006
Operating Activities
Net income	$53,652	$41,191
Stock-based compensation expense	4,645	5,689
Adjustments to reconcile net income to net cash provided by operations:
Discontinued operations	114	(1,154)
Depreciation and amortization	13,971	11,859
Excess income tax benefits from exercise of stock options	(1,402)	(4,215)
Changes in operating assets and liabilities
Accounts receivable	(12,265)	39,876
Inventories	(22,067)	(30,989)
Accounts payable	7,639	(12,755)
Accrued income taxes	6,181	22,279
Accrued liabilities and customer deposits	(21,379)	(10,977)
Other assets and liabilities	(2,866)	12,401

Net cash provided by operating activities	26,223	73,205
Investing Activities
Purchase of property, plant and equipment and other	(8,342)	(8,969)
Proceeds from disposal of property, plant and equipment	139	—
Acquisitions of business, net of cash acquired	(73,264)	—
Sale of discontinued operations	—	3,018

Net cash used for investing activities	(81,467)	(5,951)
Financing Activities
Proceeds from the issuance of treasury stock for stock options and other benefit plans	4,310	10,187
Stock repurchase	(3,421)	—
Excess income tax benefits from exercise of stock options	1,402	4,215
Cash dividends ($0.01 per share for the six months ended June 30, 2007 and 2006)	(986)	(969)

Net cash provided by financing activities	1,305	13,433
Effect of changes in currency exchange rates	7,186	16,855

(Decrease) increase in cash	(46,753)	97,542
Cash, beginning of year	187,979	141,365

Cash, end of period	$141,226	$238,907

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In the first six months of 2007, about 38% of the Company’s revenues came from outside the U.S.

2. ACCOUNTING POLICIES

Basis of Presentation The unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission and include the accounts of Wabtec and its majority owned subsidiaries. These interim financial statements do not include all of the information and footnotes required for complete financial statements. In Management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $8.4 million and $6.5 million at June 30, 2007 and December 31, 2006, respectively.

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

Stock-Based Compensation The Company recognizes compensation expense for stock-based compensation based on the grant date fair value ratably over the requisite service period following the date of grant.

Financial Derivatives and Hedging Activities The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At June 30, 2007, the Company had forward contracts for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD) with a notional value of $24.0 million CAD (or $21.4 million U.S.), with an average exchange rate of $0.89 USD per $1 CAD. The Company has determined that these foreign currency contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax on the balance sheet. The adjustment resulted in the recording of a current asset and an increase in comprehensive income of $756,000, net of tax.

At June 30, 2007, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €2.3 million Euro (or $3.1 million USD), with an average exchange rate of $1.32 USD per €1 Euro. These forward contracts are used to hedge the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. The change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. For the quarter ended June 30, 2007, the Company recorded a fair value gain in the amount of $31,000.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange intercompany transaction losses recognized as other expense were $1.3 million for the three months ended June 30, 2007 and 2006 and $2.1 million and $930,000 for the six months ended June 30, 2007 and 2006, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Net income	$28,130	$21,145	$53,652	$41,191
Foreign currency translation adjustment	9,937	9,928	12,963	10,220
Unrealized gain on foreign exchange contracts, net of tax	1,232	491	1,581	223

Total comprehensive income	$39,299	$31,564	$68,196	$51,634

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

The components of accumulated other comprehensive loss were:

In thousands	June 30, 2007	December 31, 2006
Foreign currency translation adjustment	$23,991	$11,028
Unrealized gain (loss) on foreign exchange contracts, net of tax	756	(825)
Pension and post retirement benefit plan adjustments, net of tax	(42,508)	(42,508)

Total accumulated comprehensive loss	$(17,761)	$(32,305)

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 has resulted in a $2.7 million reduction to the beginning balance of retained earnings, reported as a change in accounting principle. At the adoption date of January 1, 2007, the liability for income taxes associated with uncertain tax positions was $13.5 million. If uncertain tax positions are recognized, $8.0 million would favorably affect the Company’s effective tax rate. The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company has accrued approximately $1.7 million of interest and $1.1 million of penalties related to uncertain tax positions.

As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). The Company must adopt the measurement date provisions of SFAS 158 by December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have an effect on the Company’s results of operations or financial position.

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On June 11, 2007, the Company acquired 100% of the stock of Ricon Corporation (Ricon), a manufacturer of variety of electro-mechanical wheelchair lifts and ramps and anti-graffiti windows. The purchase price was

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

$73.3 million resulting in preliminary additional goodwill of $45.1 million. On October 6, 2006, the Company acquired 100% of the stock of Schaefer Equipment, Inc. (Schaefer), a manufacturer of a variety of forged components for body-mounted and truck-mounted braking systems. The purchase price was $36.7 million, net of cash received, resulting in additional goodwill of $24.2 million. On December 1, 2006, the Company acquired 100% of the stock of Becorit GmbH (Becorit), a manufacturer of a variety of brake shoes, pads and friction linings for passenger transit cars, freight cars and locomotives, and friction products for industrial markets such as mining and wind power generation. The purchase price was $51.3 million, net of cash received, resulting in additional goodwill of $33.2 million.

Due to the timing of the Ricon acquisition, we are still in the process of finalizing the valuation of the acquired assets and liabilities, and therefore the purchase price allocation is preliminary and subject to change once finalized. Operating results have been included in the consolidated statement of operations from the acquisition date forward.

For the Ricon acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Ricon
In thousands	June 11, 2007
Current assets	$29,800
Property, plant & equipment	2,900
Intangible assets	9,700
Goodwill	45,100
Other assets	1,100

Total assets acquired	88,600
Current liabilities	(14,300)
Other liabilities	(1,000)

Total liabilities assumed	(15,300)

Net assets acquired	$73,300

The following unaudited pro forma financial information presents income statement results as if all these acquisitions described above had occurred on January 1, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Net sales	$337,219	$295,028	$668,025	$588,182
Gross profit	94,362	88,967	185,492	174,252
Net income	28,034	25,013	52,944	46,681
Diluted earnings per share
As Reported	$0.57	$0.43	$1.09	$0.84
Pro forma	0.57	0.51	1.07	0.96

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

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

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of businesses that have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Net sales	$—	$3	$—	$2,600
Income (loss) before income taxes	5	(522)	(27)	(497)
Income tax benefit	—	(115)	—	(162)

Income (loss) from discontinued operations	$5	$(637)	$(27)	$(659)

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	June 30, 2007	December 31, 2006
Raw materials	$75,565	$51,685
Work-in-process	71,818	64,229
Finished goods	37,222	29,567

Total inventory	$184,605	$145,481

5. RESTRUCTURING AND IMPAIRMENT CHARGES

On July 19, 2006, the Board of Directors approved a restructuring plan to improve the profitability and efficiency of certain business units. As part of the plan, Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. For the three months ended June 30, 2007, Wabtec recorded charges of $3.0 million, and for the six months ended June 30, 2007, Wabtec recorded charges of $4.0 million. In the third quarter of 2006, Wabtec recorded charges of $6.8 million. Total charges for restructuring and other expenses recorded to date as a result of the approval of this plan has been $10.8 million. These expenses were comprised of the following components: $2.9 million for employee severance costs associated with approximately 330 salaried and hourly employees located at our Wallaceburg and Stoney Creek locations; $4.5 million of pension and postretirement benefit curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to the Wallaceburg facility. As of June 30, 2007, the employees associated with the restructuring program had been terminated. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of June 30, 2007, $281,000 of this amount had been paid.

Additional severance, pension, and asset impairment charges of $1.1 million were recorded in the first quarter of 2007 related to other Canadian operations. As of June 30, 2007, none of these expenses have been paid.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

In the fourth quarter of 2005 and 2006 and during 2007, the Company recorded restructuring charges of about $1.3 million relating to consolidating two Australian facilities into one. The total charges consisted of severance costs of $797,000 for 14 employees, relocation and other costs of $431,000, and an asset impairment of $56,000. As of June 30, 2007, all but $133,000 of the restructuring costs had been paid.

6. INTANGIBLES

Goodwill is $224.1 million and $173.3 million at June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007 and December 31, 2006, the Company’s trademarks had a net carrying amount of $24.4 million and $24.0 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	June 30, 2007	December 31, 2006
Patents and other, net of accumulated amortization of $28,804 and $27,305	$8,349	$9,245
Customer relationships, net of accumulated amortization of $1,234 and $983	15,029	11,239

Total	$23,378	$20,484

The weighted average useful lives of patents and customer relationships were 13 years and 20 years, respectively. Amortization expense for intangible assets was $993,000 and $1.5 million for the three and six months ended June 30, 2007, and $669,000 and $1.3 million for the three and six months ended June 30, 2006.

The change in the carrying amount of goodwill by segment for the six months ended June 30, 2007 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2006	$112,991	$60,260	$173,251
Adjustment to preliminary purchase allocation	71	3,399	3,470
Acquisition	—	45,136	45,136
Foreign currency impact	730	1,503	2,233

Balance at June 30, 2007	$113,792	$110,298	$224,090

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	June 30, 2007	December 31, 2006
6.875% Senior Notes	$150,000	$150,000

Total	$150,000	$150,000
Less—current portion	—	—

Long–term portion	$150,000	$150,000

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At June 30, 2007, the Company had available bank borrowing capacity, net of $22.9 million of letters of credit, of approximately $152.1 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the six months ended June 30, 2007 or during the year ended December 31, 2006.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

No shares were purchased during the first quarter of 2007. During the second quarter 2007, the Company repurchased 92,700 shares of Wabtec stock at an average price of $36.87 per share.

8. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$88	$105	$962	$980
Interest cost	671	656	1,688	1,340
Expected return on plan assets	(775)	(737)	(1,873)	(1,432)
Net amortization/deferrals	404	380	408	538

Net periodic benefit cost	$388	$404	$1,185	$1,426

Assumptions
Discount rate	5.80%	5.50%	5.11%	5.07%
Expected long-term rate of return	8.00%	8.00%	6.70%	6.50%
Rate of compensation increase	3.00%	3.00%	3.62%	3.68%

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$176	$210	$1,884	$1,943
Interest cost	1,343	1,312	3,314	2,655
Expected return on plan assets	(1,550)	(1,475)	(3,675)	(2,837)
Net amortization/deferrals	807	760	799	1,068

Net periodic benefit cost	$776	$807	$2,322	$2,829

Assumptions
Discount rate	5.80%	5.50%	5.11%	5.07%
Expected long-term rate of return	8.00%	8.00%	6.70%	6.50%
Rate of compensation increase	3.00%	3.00%	3.62%	3.68%

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

Post Retirement Benefit Plans

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$59	$252	$60	$73
Interest cost	527	559	93	98
Net amortization/deferrals	(83)	182	61	90

Net periodic benefit cost	$503	$993	$214	$261

Assumptions
Discount rate	5.80%	5.80%	5.25%	5.25%

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$117	$503	$117	$145
Interest cost	1,055	1,118	181	193
Net amortization/deferrals	(166)	365	118	178

Net periodic benefit cost	$1,006	$1,986	$416	$516

Assumptions
Discount rate	5.80%	5.80%	5.25%	5.25%

9. STOCK-BASED COMPENSATION

Stock-Based Compensation The Company recognizes compensation expense for stock-based compensation based on the grant date fair value ratably over the requisite service period following the date of grant.

Stock based compensation was $4.6 million and $5.7 million for the six months ended June 30, 2007 and 2006, respectively. The accounting for the non-vested stock and the stock awards under the incentive plan was not impacted significantly by the adoption of FAS 123(R) in 2006. At June 30, 2007, unamortized compensation expense related to those stock options, non-vested shares and stock awards expected to vest totaled $14.1 million and will be recognized over a weighted average period of 1.6 years.

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and Six months ended June 30,
	2007	2006
Dividend yield	.1%	.3%
Risk-free interest rate	4.7%	4.3%
Stock price volatility	40.7	43.4
Expected life (years)	5.0	5.0

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

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Beginning of year—January 1, 2007	1,375,654	$13.52		$23,198
Granted	33,000	30.83		121
Exercised	(304,323)	11.78		7,533
Canceled	(9,001)	26.31		92

Year to date—June 30, 2007	1,095,663	$14.42	5.4	$24,222

Exercisable	951,145	$13.28	5.3	$22,116

Weighted average fair value of options granted during 2007	$11.16

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

The following table summarizes the non-vested stock and stock awards activity and related information for the period indicated:

	Non-Vested Restricted Stock	Incentive Stock Awards	Weighted Average FMV
Outstanding at January 1, 2007	197,500	701,666	$23.63
Granted	121,000	238,000	33.99
Vested	—	(229,000)	31.06
Canceled	—	—	—

Outstanding at June 30, 2007	318,500	710,666	$25.59

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

Stock awards granted under the incentive plan are awarded but not vested. These stock awards will vest based upon the achievement of certain financial goals for each three year periods ending December 31, 2007, 2008, and 2009, respectively. The stock awards included in the table above represent the maximum number of shares that may ultimately vest. As of June 30, 2007, based on the Company’s performance, we have estimated the most probable amount of these stock awards which will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be different and will be recognized in the current period.

10. INCOME TAXES

The overall effective income tax rate was 35.5% and 36.3% for the three and six months ended June 30, 2007 and 35.0% and 35.6% for the three and six months ended June 30, 2006, respectively. During the second quarter of 2007, the Company recorded a tax benefit of $1.3 million related to the reversal of a state deferred tax valuation allowance.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) – an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 has resulted in a $2.7 million direct reduction to the beginning balance of retained earnings, reported as a change in accounting principle.

At the adoption date of January 1, 2007, the liability for income taxes associated with uncertain tax positions was $13.5 million. If uncertain tax positions are recognized, $8.0 million would favorably affect the Company’s effective tax rate. The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company has accrued approximately $1.7 million of interest and $1.1 million of penalties related to uncertain tax positions. These amounts did not materially change as of June 30, 2007.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

11. EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended June 30,
In thousands, except per share	2007	2006
Basic earnings per share
Income from continuing operations applicable to common shareholders	$28,125	$21,782
Divided by
Weighted average shares outstanding	48,666	48,451
Basic earnings from continuing operations per share	$0.58	$0.45

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$28,125	$21,782
Divided by sum of the
Weighted average shares outstanding	48,666	48,451
Conversion of dilutive stock options and non-vested stock	628	641

Diluted shares outstanding	49,294	49,092
Diluted earnings from continuing operations per share	$0.57	$0.44

	Six Months Ended June 30,
In thousands, except per share	2007	2006
Basic earnings per share
Income from continuing operations applicable to common shareholders	$53,679	$41,850
Divided by
Weighted average shares outstanding	48,413	48,210
Basic earnings from continuing operations per share	$1.11	$0.87

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$53,679	$41,850
Divided by sum of the
Weighted average shares outstanding	48,413	48,210
Conversion of dilutive stock options and non-vested stock	609	641

Diluted shares outstanding	49,022	48,851
Diluted earnings from continuing operations per share	$1.09	$0.86

12. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Six Months Ended June 30,
In thousands	2007	2006
Balance at December 31, 2006 and 2005, respectively	$17,399	$16,158
Warranty provision	5,329	5,376
Acquisition	1,399	—
Warranty claim payments	(5,489)	(3,977)

Balance at June 30, 2007 and 2006, respectively	$18,638	$17,557

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

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

While Wabtec does not believe that it has any material legal liability with regard to this matter, Management has pursued a commercial resolution with Bombardier that would be mutually beneficial to both parties. As a result of those discussions, the Company believes it has reached a framework for a settlement which provides for Bombardier to receive payments based on certain sales with the Company taking into account historical sales volume. If finalized, this arrangement would be in effect from 2007 to 2009, and would be subject to a maximum amount of $4.4 million in total assuming the corresponding level of sales were reached. The Company has recorded a provision of $2.5 million for this potential settlement in the first quarter of 2007 to provide for payments that would be payable based on current sales levels.

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

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 1, 2007. During the first six months of 2007, there were no material changes other than what is discussed above to the information described in Note 18 therein.

14. SEGMENT INFORMATION

Wabtec has two reportable segments—the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type. The business segments are:

Freight Group manufactures products and provides services geared primarily to the production and operation of freight cars and locomotives, including braking control equipment, on-board electronic components and train coupler equipment.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

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

Segment financial information for the three months ended June 30, 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$180,986	$144,736	$—	$325,722
Intersegment sales/(elimination)	3,703	231	(3,934)	—

Total sales	$184,689	$144,967	$(3,934)	$325,722

Income (loss) from operations	$30,906	$18,981	$(4,118)	$45,769
Interest expense and other	—	—	(2,175)	(2,175)

Income (loss) from continuing operations before income taxes	$30,906	$18,981	$(6,293)	$43,594

Segment financial information for the three months ended June 30, 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$180,169	$81,733	$—	$261,902
Intersegment sales/(elimination)	3,285	145	(3,430)	—

Total sales	$183,454	$81,878	$(3,430)	$261,902

Income (loss) from operations	$30,849	$7,776	$(3,268)	$35,357
Interest expense and other	—	—	(1,854)	(1,854)

Income (loss) from continuing operations before income taxes	$30,849	$7,776	$(5,122)	$33,503

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

Segment financial information for the six months ended June 30, 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$365,653	$274,333	$—	$639,986
Intersegment sales/(elimination)	7,407	453	(7,860)	—

Total sales	$373,060	$274,786	$(7,860)	$639,986

Income (loss) from operations	$66,244	$29,596	$(7,954)	$87,886
Interest expense and other	—	—	(3,620)	(3,620)

Income (loss) from continuing operations before income taxes	$66,244	$29,596	$(11,574)	$84,266

Segment financial information for the six months ended June 30, 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$360,985	$163,326	$—	$524,311
Intersegment sales/(elimination)	7,525	262	(7,787)	—

Total sales	$368,510	$163,588	$(7,787)	$524,311

Income (loss) from operations	$59,603	$14,729	$(6,647)	$67,685
Interest expense and other	—	—	(2,706)	(2,706)

Income (loss) from continuing operations before income taxes	$59,603	$14,729	$(9,353)	$64,979

Sales by product is as follows:

	Three Months Ended June 30,
In thousands	2007	2006
Brake Products	$110,431	$100,209
Freight Electronics & Specialty Products	96,357	79,056
Remanufacturing, Overhaul & Build	75,917	47,636
Transit Products	33,493	26,707
Other	9,524	8,294

Total Sales	$325,722	$261,902

	Six Months Ended June 30,
In thousands	2007	2006
Brake Products	$223,005	$202,490
Freight Electronics & Specialty Products	193,523	162,533
Remanufacturing, Overhaul & Build	147,303	90,847
Transit Products	59,175	54,637
Other	16,980	13,804

Total Sales	$639,986	$524,311

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

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

Balance Sheet as of June 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$42,143	$2,571	$96,512	$—	$141,226
Accounts Receivable	175	123,465	77,771	—	201,411
Inventories	—	113,172	71,433	—	184,605
Other Current Assets	26,709	10,424	4,468	—	41,601

Total Current Assets	69,027	249,632	250,184	—	568,843
Net Property, Plant and Equipment	2,087	100,999	76,558	—	179,644
Goodwill	7,980	149,047	67,063	—	224,090
Investment in Subsidiaries	1,183,249	225,164	59,408	(1,467,821)	—
Intangibles	1,750	36,449	9,555	—	47,754
Other Long Term Assets	16,093	6,186	15,979	—	38,258

Total Assets	$1,280,186	$767,477	$478,747	$(1,467,821)	$1,058,589

Current Liabilities	$(8,326)	$172,420	$79,953	$—	$244,047
Intercompany	523,986	(554,296)	30,310	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	73,182	18,191	31,825	—	123,198

Total Liabilities	738,842	(363,685)	142,088	—	517,245
Stockholders’ Equity	541,344	1,131,162	336,659	(1,467,821)	541,344

Total Liabilities and Stockholders’ Equity	$1,280,186	$767,477	$478,747	$(1,467,821)	$1,058,589

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

Balance Sheet for December 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$106,233	$(231)	$81,977	$—	$187,979
Accounts Receivable	541	105,927	70,877	—	177,345
Inventory	—	85,449	60,032	—	145,481
Other Current Assets	30,431	2,086	3,869	—	36,386

Total Current Assets	137,205	193,231	216,755	—	547,191
Net Property, Plant and Equipment	2,588	100,676	75,045	—	178,309
Goodwill	7,980	100,615	64,656	—	173,251
Investment in Subsidiaries	993,453	151,861	59,906	(1,205,220)	—
Intangibles	2,146	27,760	14,588	—	44,494
Other Long Term Assets	11,444	4,532	13,621	—	29,597

Total Assets	$1,154,816	$578,675	$444,571	$(1,205,220)	$972,842

Current Liabilities	$5,166	$166,399	$72,226	$—	$243,791
Intercompany	466,466	(493,650)	27,184	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	63,295	15,575	30,292	—	109,162

Total Liabilities	684,927	(311,676)	129,702	—	502,953
Stockholders’ Equity	469,889	890,351	314,869	(1,205,220)	469,889

Total Liabilities and Stockholders’ Equity	$1,154,816	$578,675	$444,571	$(1,205,220)	$972,842

Income Statement for the Three Months Ended June 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$245,363	$109,024	$(28,665)	$325,722
Cost of Sales	(628)	(164,474)	(88,878)	19,108	(234,872)

Gross (Loss) Profit	(628)	80,889	20,146	(9,557)	90,850
Operating Expenses	(12,078)	(21,983)	(11,020)	—	(45,081)

Operating (Loss) Profit	(12,706)	58,906	9,126	(9,557)	45,769
Interest (Expense) Income	(4,200)	2,791	871	—	(538)
Other (Expense) Income	(350)	749	(2,036)	—	(1,637)
Equity Earnings	54,858	7,237	—	(62,095)	—

Income (Loss) From Continuing Operations Before Income Tax	37,602	69,683	7,961	(71,652)	43,594
Income Tax Expense	(9,502)	(3,636)	(2,331)	—	(15,469)

Income (Loss) From Continuing Operations	28,100	66,047	5,630	(71,652)	28,125
Income (loss) from discontinued operations (net of tax)	30	—	(25)	—	5

Net Income (Loss)	$28,130	$66,047	$5,605	$(71,652)	$28,130

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

Income Statement for the Three Months Ended June 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$202,110	$90,071	$(30,279)	$261,902
Cost of Sales	(199)	(135,677)	(72,671)	23,637	(184,910)

Gross (Loss) Profit	(199)	66,433	17,400	(6,642)	76,992
Operating Expenses	(12,417)	(20,657)	(8,561)	—	(41,635)

Operating (Loss) Profit	(12,616)	45,776	8,839	(6,642)	35,357
Interest (Expense) Income	(4,125)	3,150	555	—	(420)
Other (Expense) Income	(33)	440	(1,841)	—	(1,434)
Equity Earnings	42,568	2,725	—	(45,293)	—

Income (Loss) From Continuing Operations Before Income Tax	25,794	52,091	7,553	(51,935)	33,503
Income Tax Expense	(4,925)	(3,902)	(2,894)	—	(11,721)

Income (Loss) From Continuing Operations	20,869	48,189	4,659	(51,935)	21,782
Discontinued Operations	276	—	(913)	—	(637)

Net Income (Loss)	$21,145	$48,189	$3,746	$(51,935)	$21,145

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Six Months Ended June 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$487,742	$213,574	$(61,330)	$639,986
Cost of Sales	417	(326,524)	(178,737)	42,274	(462,570)

Gross Profit (Loss)	417	161,218	34,837	(19,056)	177,416
Operating Expenses	(23,267)	(45,157)	(21,106)	—	(89,530)

Operating (Loss) Profit	(22,850)	116,061	13,731	(19,056)	87,886
Interest (Expense) Income	(8,120)	5,500	1,446	—	(1,174)
Other (Expense) Income	(896)	1,334	(2,884)	—	(2,446)
Equity Earnings	103,439	8,943	—	(112,382)	—

Income (Loss) From Continuing Operations Before Income Tax	71,573	131,838	12,293	(131,438)	84,266
Income Tax Expense	(17,951)	(7,686)	(4,950)	—	(30,587)

Income (Loss) from Continuing Operations	53,622	124,152	7,343	(131,438)	53,679
Income (loss) from discontinued operations (net of tax)	30	—	(57)	—	(27)

Net Income (Loss)	$53,652	$124,152	$7,286	$(131,438)	$53,652

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

Income Statement for the Six Months Ended June 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$410,190	$181,485	$(67,364)	$524,311
Cost of Sales	538	(281,040)	(145,534)	53,807	(372,229)

Gross Profit (Loss)	538	129,150	35,951	(13,557)	152,082
Operating Expenses	(25,871)	(41,341)	(17,185)	—	(84,397)

Operating (Loss) Profit	(25,333)	87,809	18,766	(13,557)	67,685
Interest (Expense) Income	(8,667)	6,122	1,001	—	(1,544)
Other (Expense) Income	(379)	1,122	(1,905)	—	(1,162)
Equity Earnings	83,568	3,738	—	(87,306)	—

Income (Loss) From Continuing Operations Before Income Tax	49,189	98,791	17,862	(100,863)	64,979
Income Tax Expense	(8,274)	(8,012)	(6,843)	—	(23,129)

Income (Loss) From Continuing Operations	40,915	90,779	11,019	(100,863)	41,850
Discontinued Operations	276	—	(935)	—	(659)

Net Income (Loss)	$41,191	$90,779	$10,084	$(100,863)	$41,191

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$7,940	$131,479	$18,242	$(131,438)	$26,223
Net Cash (Used in) Provided by Investing Activities	(73,335)	(4,525)	(3,607)	—	(81,467)
Net Cash Provided by (Used in) Financing Activities	1,305	(124,152)	(7,286)	131,438	1,305
Effect of Changes in Currency Exchange Rates	—	—	7,186	—	7,186

(Decrease) Increase in Cash	(64,090)	2,802	14,535	—	(46,753)
Cash at Beginning of Period	106,233	(231)	81,977	—	187,979

Cash at End of Period	$42,143	$2,571	$96,512	$—	$141,226

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$65,525	$93,199	$15,344	$(100,863)	$73,205
Net Cash (Used in) Provided by Investing Activities	(333)	(6,154)	536	—	(5,951)
Net Cash Provided by (Used in) Financing Activities	13,433	(90,779)	(10,084)	100,863	13,433
Effect of Changes in Currency Exchange Rates	—	—	16,855	—	16,855

Increase (Decrease) in Cash	78,625	(3,734)	22,651	—	97,542
Cash at Beginning of Period	87,899	(2,758)	56,224	—	141,365

Cash at End of Period	$166,524	$(6,492)	$78,875	$—	$238,907

16. OTHER EXPENSE, NET

The components of other expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Foreign currency loss	$1,345	$1,316	$2,095	$930
Other miscellaneous expense	292	118	351	232

Total other expense	$1,637	$1,434	$2,446	$1,162

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In the first six months of 2007, about 38% of the Company’s revenues came from outside the U.S.

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

Demand for new freight cars has slowed in 2007. Deliveries of new freight cars were 33,291 and 38,008 for the first six months of 2007 and 2006, respectively. Orders of new freight cars were 22,747 and 54,181 for the first six months of 2007 and 2006, respectively. The backlog of cars ordered, however, remains at a relatively high level of 73,911 units.

The Company has been able to offset the slowing freight car market with other growth initiatives in the freight and transit markets. Following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog
First quarter 2005	17,563	15,781	59,416
Second quarter 2005	19,132	17,914	60,544
Third quarter 2005	17,439	16,987	60,986
Fourth quarter 2005	26,569	17,975	69,408

	80,703	68,657

First quarter 2006	35,991	18,542	86,857
Second quarter 2006	18,190	19,466	85,692
Third quarter 2006	21,466	19,008	88,116
Fourth quarter 2006	15,819	17,927	85,826

	91,466	74,943

First quarter 2007	11,152	17,148	79,038
Second quarter 2007	11,595	16,143	73,911

Source: Railway Supply Institute

Carloadings and Intermodal Units Originated remained constant over the past three years reflecting strong rail traffic and opportunities for maintenance and aftermarket sales for the Company. Compared to a record year in 2006, carloadings decreased and intermodal units stayed about the same in the second quarter of 2007:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2005	4,403	4,366	4,309	4,135	17,213
2006	4,338	4,453	4,345	4,244	17,380
2007	4,126	4,306	n/a	n/a	n/a

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2005	2,781	2,885	2,992	3,036	11,694
2006	2,937	3,093	3,173	3,079	12,282
2007	2,939	3,013	n/a	n/a	n/a

Source: Association of American Railroads—Weekly Rail Traffic

Deliveries of transit cars were 738 and 918 for the years ended December 31, 2006 and 2005, respectively. Deliveries of locomotives were 1,244 and 1,106 for the years ended December 31, 2006 and 2005, respectively.

In 2007, the Company expects conditions to remain generally favorable in its freight rail and passenger transit rail markets. Demand for new locomotives is expected to be slightly higher than in 2006, while demand for new freight cars is expected to be lower. In the passenger transit rail market, the Company believes that increases in ridership and federal funding will continue to have a positive effect on the demand for new equipment and aftermarket parts. In addition, the Company has a strong backlog of transit-related projects, some of which are expected to generate increased revenues in 2007 and beyond.

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

On July 19, 2006, the Board of Directors approved a restructuring plan to improve the profitability and efficiency of certain business units. As part of the plan, Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. For the three months ended June 30, 2007, Wabtec recorded charges of $3.0 million, and for the six months ended June 30, 2007, Wabtec recorded charges of $4.0 million. In the third quarter of 2006, Wabtec recorded charges of $6.8 million. Total charges for restructuring and other expenses recorded to date as a result of the approval of this plan has been $10.8 million. These expenses were comprised of the following components: $2.9 million for employee severance costs associated with approximately 330 salaried and hourly employees located at our Wallaceburg and Stoney Creek locations; $4.5 million of pension and postretirement benefit curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to the Wallaceburg facility. As of June 30, 2007, the employees associated with the restructuring program had been terminated. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of June 30, 2007, $281,000 of this amount had been paid.

Additional severance, pension, and asset impairment charges of $1.1 million were recorded in the first quarter of 2007 related to other Canadian operations. As of June 30, 2007, none of these expenses have been paid.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2007	2006	2007	2006
Net sales	$325.7	$261.9	$640.0	$524.3
Cost of sales	(234.8)	(184.9)	(462.6)	(372.2)

Gross profit	90.9	77.0	177.4	152.1
Selling, general and administrative expenses	(34.9)	(32.8)	(69.9)	(66.6)
Engineering expenses	(9.0)	(8.0)	(17.8)	(16.1)
Amortization expense	(1.2)	(0.9)	(1.8)	(1.7)

Total operating expenses	(45.1)	(41.7)	(89.5)	(84.4)
Income from operations	45.8	35.3	87.9	67.7
Interest income (expense), net	(0.5)	(0.4)	(1.2)	(1.5)
Other expense, net	(1.7)	(1.4)	(2.4)	(1.2)

Income from continuing operations before income taxes	43.6	33.5	84.3	65.0
Income tax expense	(15.5)	(11.7)	(30.6)	(23.1)

Income from continuing operations	28.1	21.8	53.7	41.9
Discontinued operations	—	(0.7)	—	(0.7)

Net income	$28.1	$21.1	$53.7	$41.2

SECOND QUARTER 2007 COMPARED TO SECOND QUARTER 2006

The following table summarizes the results of operations for the period:

	Three months ended June 30,
In thousands	2007	2006	Percent Change
Net sales	$325,722	$261,902	24.4%
Income from operations	45,769	35,357	29.4%
Net income	28,130	21,145	33.0%

Net sales increased by $63.8 million to $325.7 million from $261.9 million for the three months ended June 30, 2007 and 2006, respectively. The increase is primarily due to internal growth from increased sales from contracts to build locomotives of about $15.6 million, sales for refurbishing transit cars of $12.7 million, sales from heat exchangers in the power generation market of $10.9 million, and sales of bus door components of $4.6 million. Acquisitions completed in the fourth quarter of 2006 and second quarter of 2007 increased sales by $20.6 million. Offsetting those increases was a decrease of $9.0 million in our Freight segment primarily related to lower industry deliveries of freight cars, especially intermodal cars. The Company did not realize any material net sales improvement because of price increases or foreign exchange. Net income for the three months ended June 30, 2007 was $28.1 million or $0.57 per diluted share. Net income for the three months ended June 30, 2006 was $21.1 million or $0.43 per diluted share. Net income improved primarily due to sales increases and consistent operating costs.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	Three months ended June 30,
In thousands	2007	2006
Freight Group	$180,986	$180,169
Transit Group	144,736	81,733

Net sales	$325,722	$261,902

Net sales for the second quarter of 2007 increased $63.8 million, or 24.4%, as compared to the same period of 2006. Sales increased in the Freight Group from $180.2 million to $181.0 million. This increase of $818,000 or 0.5% is due to increased sales from heat exchangers in the power generation market of $10.9 million, and sales of $6.0 million from an acquisition completed in the fourth quarter of 2006. Offsetting these increases were decreases of $10.1 million in locomotive component, repair and refurbishment services, and decreases of $9.0 million primarily related to lower industry deliveries of freight cars, especially intermodal cars. Transit Group sales increased from $81.7 million to $144.7 million or 77.1% due to increased commuter locomotive sales of $25.7 million, increased sales of $12.7 million related to refurbishment of transit cars, and sales of $14.6 million from acquisitions completed in the fourth quarter of 2006 and second quarter of 2007.

Gross profit Gross profit increased to $90.9 million in the second quarter of 2007 compared to $77.0 million in the same period of 2006. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the second quarter of 2007, gross profit, as a percentage of sales, was 27.9% compared to 29.4% in 2006. This decrease is due to the changing mix of revenues from Freight to Transit, as Transit OEM contracts typically realize a lower gross profit and certain restructuring charges mentioned above. Ongoing improvements and cost savings are being realized from sourcing raw materials from lower cost suppliers, reduced labor costs, and continuing improvements in our manufacturing processes.

The provision for warranty expense was $326,000 lower for the second quarter of 2007 compared to the same period of 2006, which had a positive impact on gross profit. The warranty reserve increased at June 30, 2007 compared to June 30, 2006 by $1.1 million due to $1.4 million from an acquisition completed in the second quarter of 2007.

Operating expenses The following table shows our operating expenses:

	Three months ended June 30,
In thousands	2007	2006	Percent Change
Selling, general and administrative expenses	$34,915	$32,760	6.6%
Engineering expenses	9,026	8,023	12.5%
Amortization expense	1,140	852	33.8%

Total operating expenses	$45,081	$41,635	8.3%

Operating expenses increased $3.4 million in the second quarter of 2007 compared to the same period of 2006 mostly because of the acquisitions that were completed in the fourth quarter of 2006 and second quarter of 2007. These expenses were 13.8% and 15.9% of sales for the quarters ended June 30, 2007 and 2006, respectively.

Income from operations Income from operations totaled $45.8 million (or 14.1% of sales) in the second quarter of 2007 compared with $35.3 million (or 13.5% of sales) in the same period of 2006. Income from operations improved primarily due to sales increases and lower operating costs as a percentage of sales.

Interest expense, net Interest expense, net increased $118,000 in the second quarter of 2007 compared to the same period of 2006 primarily due to the Company’s overall lower cash balances, resulting in lower interest income.

Other expense, net The Company recorded foreign exchange expense of $1.3 million in the second quarter of 2007 and 2006, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 35.5% and 35.0% for the second quarter of 2007 and 2006, respectively. The increase in effective tax rate is primarily the result of higher tax rate jurisdictions in Europe. Offsetting this increase was approximately $1.3 million of tax benefit recognized during the second quarter of 2007 related to the reversal of a state deferred tax valuation allowance.

Net income Net income for the second quarter of 2007 increased $7.0 million, compared with the same period of 2006. Net income improved primarily due to sales increases and consistent operating costs.

FIRST SIX MONTHS OF 2007 COMPARED TO FIRST SIX MONTHS OF 2006

The following table summarizes the results of operations for the period:

	Six months ended June 30,
In thousands	2007	2006	Percent Change
Net sales	$639,986	$524,311	22.1%
Income from operations	87,886	67,685	29.8%
Net income	53,652	41,191	30.3%

Net sales increased by $115.7 million to $640.0 million from $524.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase is primarily due to internal growth from increased sales from contracts to build locomotives of about $34.1 million, sales for refurbishing transit cars of $22.3 million, sales from heat exchangers in the power generation market of $19.8 million, sales of bus door components of $6.2 million, and sales of $40.3 million from acquisitions completed in the fourth quarter of 2006 and second quarter of 2007. Offsetting those increases was a decrease of $19.7 million in our Freight segment primarily related to lower industry deliveries of freight cars, especially intermodal cars. The Company did not realize any significant net sales improvement because of price increases or foreign exchange. Net income for the six months ended June 30, 2007 was $53.7 million or $1.09 per diluted share. Net income for the six months ended June 30, 2006 was $41.2 million or $0.84 per diluted share. Net income improved primarily due to sales increases and consistent operating costs.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	Six months ended June 30,
In thousands	2007	2006
Freight Group	$365,653	$360,985
Transit Group	274,333	163,326

Net sales	$639,986	$524,311

Net sales for the first six months of 2007 increased $115.7 million, or 22.1%, as compared to the same period of 2006. Sales increased in the Freight Group from $361.0 million to $365.7 million. This increase of $4.7 million or 1.3% is due to increased sales from heat exchangers in the power generation market of $19.8 million, and sales of $13.9 million from an acquisition completed in the fourth quarter of 2006. Offsetting these increases were decreases of $13.4 million in locomotive component, repair and refurbishment services, and decreases of $19.7 million primarily related to lower industry deliveries of freight cars, especially intermodal cars. Transit Group sales increased from $163.3 million to $274.3 million or 68.0% due to increased commuter locomotive sales of $47.6 million, increased sales of $22.3 million related to refurbishment of transit cars, and sales of $26.4 million from acquisitions completed in the fourth quarter of 2006 and second quarter of 2007.

Gross profit Gross profit increased to $177.4 million for the first six months of 2007 compared to $152.1 million in the same period of 2006. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. For the first six months of 2007, gross profit, as a percentage of sales, was 27.7% compared to 29.0% in 2006. This decrease is due to the changing mix of revenues from Freight to Transit, as Transit OEM contracts typically realize a lower gross profit and certain restructuring charges mentioned above. Ongoing improvements and cost savings are being realized from sourcing raw materials from lower cost suppliers, reduced labor costs, and continuing improvements in our manufacturing processes.

The provision for warranty expense was consistent when compared to the same period of 2006. Overall, our warranty reserve increased at June 30, 2007 compared to June 30, 2006 by $1.1 million due to $1.4 million from an acquisition completed in the second quarter of 2007.

Operating expenses The following table shows our operating expenses:

	Six months ended June 30,
In thousands	2007	2006	Percent Change
Selling, general and administrative expenses	$69,860	$66,548	5.0%
Engineering expenses	17,842	16,138	10.6%
Amortization expense	1,828	1,711	6.8%

Total operating expenses	$89,530	$84,397	6.1%

Operating expenses increased $5.1 million for the first six months of 2007 compared to the same period of 2006. These expenses were 14.0% and 16.1% of sales for the six months ended June 30, 2007 and 2006, respectively. During the first quarter of 2007, the Company recorded a liability of $2.5 million to reflect the tentative commercial resolution with Bombardier for the Acela claim. Other increases in operating expenses are related to acquisitions that were completed in the fourth quarter of 2006.

Income from operations Income from operations totaled $87.9 million (or 13.7% of sales) for the first six months of 2007 compared with $67.7 million (or 12.9% of sales) in the same period of 2006. Income from operations improved primarily due to sales increases and consistent operating costs.

Interest expense, net Interest expense, net decreased $370,000 for the first six months of 2007 compared to the same period of 2006 primarily due to the Company’s overall higher cash balances and rising interest rates, resulting in higher interest income.

Other expense, net The Company recorded foreign exchange expense of $2.1 million and $930,000, respectively, during the first six months of 2007 and 2006, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 36.3% and 35.6% for the second quarter of 2007 and 2006, respectively. The increase in effective tax rate is primarily the result of higher tax rate jurisdictions in Europe. Offsetting this increase was approximately $1.3 million of tax benefit recognized during the second quarter of 2007 related to the reversal of a state deferred tax valuation allowance.

Net income Net income for the first six months of 2007 increased $12.5 million, compared with the same period of 2006. Net income improved primarily due to sales increases and consistent operating costs.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data:

	Six months ended June 30,
In thousands	2007	2006
Cash provided (used) by:
Operating activities	$26,223	$73,205
Investing activities	(81,467)	(5,951)
Financing activities	1,305	13,433
Net Change in Cash	$(46,753)	$97,542

Operating activities Cash provided by operations in the first six months of 2007 was $26.2 million as compared to $73.2 million in the same period of 2006. This $47.0 million decrease was the result of increased earnings offset by certain changes in operating assets and liabilities. Net income for the Company increased $12.5 million primarily as a result of increased sales. Cash from accounts receivable decreased operating cash flows by $52.1 million. In 2006, the Company collected large customer receivables for certain locomotive contracts that were due from the end of 2005. Cash used for inventory decreased by $9.0 million. Accounts payable and accrued liabilities provided cash of $10.0 million. Accrued income taxes used cash of $16.1 million. Other assets and liabilities used cash of $15.3 million.

Investing activities In the first six months of 2007 and 2006, cash used in investing activities was $81.5 million and $6.0 million, respectively. Effective June 11, 2007, Wabtec acquired Ricon Corporation, a manufacturer of wheelchair lifts and ramps, for $73.3 million. Capital expenditures were $8.3 million and $9.0 million in the first six months of 2007 and 2006, respectively. In 2006, the Company sold a non-core division for $3.0 million.

Financing activities In the first six months of 2007 and 2006, cash provided by financing activities was $1.3 million and $13.4 million, respectively. The cash provided in 2007 included $5.7 million of proceeds from the exercise of stock options and other benefit plans, offset by $986,000 of dividend payments and $3.4 million for the repurchase of 92,700 shares of stock. The cash provided in 2006 included $14.4 million of proceeds from the exercise of stock options and other benefit plans, offset by $969,000 of dividend payments.

The following table shows our outstanding indebtedness at June 30, 2007 and December 31, 2006. The other term loan interest rates are variable and dependent on market conditions.

In thousands	June 30, 2007	December 31, 2006
6.875% Senior Notes due 2013	$150,000	$150,000

Total	$150,000	$150,000
Less-current portion	—	—

Long-term portion	$150,000	$150,000

Cash balances at June 30, 2007 and December 31, 2006 were $141.2 million and $188.0 million, respectively.

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At June 30, 2007, the Company had available bank borrowing capacity, net of $22.9 million of letters of credit, of approximately $152.1 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the six months ended June 30, 2007 or during the year ended December 31, 2006.

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

No shares were purchased during the first quarter of 2007. During the second quarter 2007, the Company repurchased 92,700 shares of Wabtec stock at an average price of $36.87 per share.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. There was no outstanding variable-rate debt at June 30, 2007.

Foreign Currency Exchange Risk

The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At June 30, 2007, the Company had forward contracts for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD) with a notional value of $24.0 million CAD (or $21.4 million U.S.), with an average exchange rate of $0.89 USD per $1 CAD. The Company has determined that these foreign currency contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax on the balance sheet. The adjustment resulted in the recording of a current asset and an increase in comprehensive income of $756,000, net of tax.

At June 30, 2007, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €2.3 million Euro (or $3.1 million USD), with an average exchange rate of $1.32 USD per €1 Euro. These forward contracts are used to hedge the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. The change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. For the quarter ended June 30, 2007, the Company recorded a fair value gain in the amount of $31,000.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the six months of 2007, approximately 62% of Wabtec’s net sales were in the United States, 11% in Canada, 2% in Mexico, 3% in Australia, 2% in Germany, 10% in the United Kingdom, and 10% in other international locations.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2007. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Except as disclosed in Note 13 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2007, there have been no other material changes to report regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006.

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

During the third quarter 2006, 502,400 shares were repurchased at an average price of $26.90 per share. During the fourth quarter 2006, 171,500 shares were repurchased at an average price of $31.13 per share. No shares were purchased during the first quarter of 2007. During the second quarter 2007, the Company repurchased 92,700 shares of Wabtec stock at an average price of $36.87 per share. All purchases were open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
April 1, 2007 to April 28, 2007	—	$—	—	$31,125,747
April 29, 2007 to May 26, 2007	—	—	—	31,125,747
May 27, 2007 to June 30, 2007	92,700	36.87	92,700	27,705,543

Total	92,700	$36.87	92,700	$27,705,543

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Wabtec was held May 16, 2007. One matter was considered and voted upon at the Annual Meeting: the election of three persons to serve as directors.

Election of Directors Nominations of Robert J. Brooks, William E. Kassling and Albert J. Neupaver to serve as directors for a term expiring in 2010 were considered and each nominee was elected.

The voting was as follows:

Nominee	Title	Votes For	Votes Against	Votes Withheld
Robert J. Brooks	Director	42,897,612	—	2,100,676
William E. Kassling	Chairman	42,886,028	—	2,112,260
Albert J. Neupaver	President and Chief Executive Officer	43,357,881	—	1,640,407

The terms of office of Nickolas Vande Steeg, Michael W.D. Howell, Emilio A. Fernandez, Lee B. Foster II, James V. Napier and Gary C. Valade continued after the Annual Meeting. They will serve as directors until their terms expire and until their successors have been duly elected and qualified. At a meeting of the Board of Directors of Wabtec held on July 25, 2007, Brian P. Hehir was appointed to the class of directors whose term will expire at the Annual Meeting in 2009.

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995.

3.2	Amended and Restated By-Laws of the Company, dated as of January 6, 2006.

10.1	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/S/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon, Senior Vice President, Chief Financial Officer and Secretary

DATE: August 9, 2007

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, dated as of January 6, 2006, filed as an exhibit to Form 8-K filed on January 9, 2006, and incorporated herein by reference.

10.1	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin, filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, filed herewith.