Form 10-Q
period 2007-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2007-11-09
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2007
Common Stock, $.01 par value per share	48,774,445 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

September 30, 2007 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited September 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$158,026	$187,979
Accounts receivable	215,688	177,345
Inventories	185,884	145,481
Deferred income taxes	23,728	24,773
Other current assets	12,888	11,613

Total current assets	596,214	547,191
Property, plant and equipment	416,204	390,178
Accumulated depreciation	(234,718)	(211,869)

Property, plant and equipment, net	181,486	178,309
Other Assets
Goodwill	232,876	173,251
Other intangibles, net	47,145	44,494
Deferred income taxes	26,500	16,588
Other noncurrent assets	18,541	13,009

Total other assets	325,062	247,342

Total Assets	$1,102,762	$972,842

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$118,383	$92,624
Accrued income taxes	4,558	4,491
Customer deposits	40,797	75,537
Accrued compensation	28,210	26,297
Accrued warranty	12,018	10,305
Other accrued liabilities	37,968	34,537

Total current liabilities	241,934	243,791
Long-term debt	150,000	150,000
Reserve for postretirement and pension benefits	67,758	74,511
Deferred income taxes	16,421	15,014
Accrued warranty	7,791	7,094
Other long term liabilities	33,127	12,543

Total liabilities	517,031	502,953
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,762,944 and 48,250,776 outstanding at September 30, 2007 and December 31, 2006, respectively	662	662
Additional paid-in capital	321,205	314,752
Treasury stock, at cost, 17,411,823 and 17,923,991 shares, at September 30, 2007 and December 31, 2006, respectively	(229,269)	(232,823)
Retained earnings	496,343	419,603
Accumulated other comprehensive loss	(3,210)	(32,305)

Total shareholders’ equity	585,731	469,889

Total Liabilities and Shareholders’ Equity	$1,102,762	$972,842

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended September 30		Unaudited Nine Months Ended September 30
In thousands, except per share data	2007	2006	2007	2006
Net sales	$354,834	$268,889	$994,820	$793,200
Cost of sales	(259,117)	(202,691)	(721,687)	(574,920)

Gross profit	95,717	66,198	273,133	218,280
Selling, general and administrative expense	(39,679)	(31,294)	(109,539)	(97,842)
Engineering expense	(9,237)	(8,068)	(27,079)	(24,206)
Amortization expense	(1,157)	(1,354)	(2,985)	(3,065)

Total operating expenses	(50,073)	(40,716)	(139,603)	(125,113)
Income from operations	45,644	25,482	133,530	93,167
Other income and expenses
Interest (expense) income, net	(1,289)	196	(2,463)	(1,348)
Other expense, net	(927)	(146)	(3,373)	(1,308)

Income from continuing operations before income taxes	43,428	25,532	127,694	90,511
Income tax expense	(16,668)	(7,791)	(47,255)	(30,920)

Income from continuing operations	26,760	17,741	80,439	59,591
Discontinued operations
Income (loss) from discontinued operations (net of tax)	482	(370)	455	(1,029)

Net income	$27,242	$17,371	$80,894	$58,562

Earnings Per Common Share
Basic
Income from continuing operations	$0.55	$0.36	$1.66	$1.23
Income (loss) from discontinued operations	0.01	—	0.01	(0.02)

Net income	$0.56	$0.36	$1.67	$1.21

Diluted
Income from continuing operations	$0.54	$0.36	$1.64	$1.22
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.02)

Net income	$0.55	$0.35	$1.65	$1.20

Weighted average shares outstanding
Basic	48,736	48,689	48,488	48,309
Diluted	49,381	49,293	49,100	48,905

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
In thousands	2007	2006
Operating Activities
Net income	$80,894	$58,562
Stock-based compensation expense	7,567	7,696
Adjustments to reconcile net income to net cash provided by operations:
Discontinued operations	(455)	(1,178)
Depreciation and amortization	21,664	21,630
Excess income tax benefits from exercise of stock options	(1,985)	(4,389)
Changes in operating assets and liabilities
Accounts receivable	(23,480)	53,901
Inventories	(23,407)	(22,757)
Accounts payable	13,846	(16,954)
Accrued income taxes	10,563	9,802
Accrued liabilities and customer deposits	(37,109)	5,541
Other assets and liabilities	(3,562)	(1,946)

Net cash provided by operating activities	44,536	109,908
Investing Activities
Purchase of property, plant and equipment and other	(12,852)	(13,503)
Proceeds from disposal of property, plant and equipment	27	672
Acquisitions of business, net of cash acquired	(73,547)	—
Sale of discontinued operations	398	3,018

Net cash used for investing activities	(85,974)	(9,813)
Financing Activities
Proceeds from the issuance of treasury stock for stock options and other benefit plans	5,271	13,586
Stock repurchase	(4,816)	(13,528)
Excess income tax benefits from exercise of stock options	1,985	4,389
Cash dividends ($0.03 per share for the nine months ended September 30, 2007 and 2006)	(1,463)	(1,458)

Net cash provided by financing activities	977	2,989
Effect of changes in currency exchange rates	10,508	3,136

(Decrease) increase in cash	(29,953)	106,220
Cash, beginning of year	187,979	141,365

Cash, end of period	$158,026	$247,585

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In the first nine months of 2007, about 38% of the Company’s revenues came from outside the U.S.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $9.3 million and $6.5 million at September 30, 2007 and December 31, 2006, respectively.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

Financial Derivatives and Hedging Activities The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At September 30, 2007, the Company had forward contracts for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD) with a notional value of $12.0 million CAD (or $10.7 million U.S.), with an average exchange rate of $0.89 USD per $1 CAD. The Company has determined that these foreign currency contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax on the balance sheet. The adjustment resulted in the recording of a current asset and an increase in comprehensive income of $823,000, net of tax.

At September 30, 2007, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €2.3 million Euro (or $3.1 million USD), with an average exchange rate of $1.32 USD per €1 Euro. These forward contracts are used to mitigate the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. Since the Company does not treat these derivatives as hedges, the change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. For the three and nine months ended September 30, 2007, the Company recorded a fair value gain in the amount of $154,000 and $251,000, respectively.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange intercompany transaction losses recognized as other expense were $519,000 and $124,000 for the three months ended September 30, 2007 and 2006, respectively, and $2.6 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Net income	$27,242	$17,371	$80,894	$58,562
Foreign currency translation adjustment	13,398	(176)	26,361	10,044
Unrealized gain (loss) on foreign exchange contracts, net of tax	67	(562)	1,648	(338)
Pension and post retirement benefit plan adjustments	145	—	1,086	—

Total comprehensive income	$40,852	$16,633	$109,989	$68,268

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

The components of accumulated other comprehensive loss were:

In thousands	September 30, 2007	December 31, 2006
Foreign currency translation adjustment	$37,389	$11,028
Unrealized gain (loss) on foreign exchange contracts, net of tax	823	(825)
Pension and post retirement benefit plan adjustments, net of tax	(41,422)	(42,508)

Total accumulated comprehensive loss	$(3,210)	$(32,305)

Reclassifications Certain prior year amounts have been reclassified where necessary to conform to the current year presentation.

Recent Accounting Pronouncements In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Wabtec on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the impact of adopting this statement.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 has resulted in a $2.7 million reduction to the beginning balance of retained earnings, reported as a change in accounting principle. At the adoption date of January 1, 2007, the liability for income taxes associated with uncertain tax positions was $13.5 million, of which $8.0 million, if recognized, would favorably affect the Company’s effective tax rate. As of September 30, 2007, the liability for income taxes associated with uncertain tax positions was $16.6 million, of which $10.9 million, if recognized, would favorably affect the Company’s effective income tax rate. The $3.1 million increase in unrecognized tax benefits during the quarter ended September 30, 2007 primarily relates to the filing of amended returns and additional items identified during various income tax audits currently in process. The Company includes interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, the Company accrued interest and penalties of approximately $1.7 million and $1.1 million, respectively, related to uncertain tax positions. Due to the increase in unrecognized tax benefits identified above, the Company has accrued additional interest and penalties related to uncertain tax positions during the quarter ended September 30, 2007. The total interest and penalties accrued as of September 30, 2007 are approximately $3.0 million and $1.7 million, respectively.

As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). The Company must adopt the measurement date provisions of SFAS 158 by December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement.

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On June 11, 2007, the Company acquired 100% of the stock of Ricon Corporation (Ricon), a manufacturer of a variety of electro-mechanical wheelchair lifts and ramps and anti-graffiti windows. The purchase price was $73.5 million resulting in preliminary additional goodwill of $50.6 million. On October 6, 2006, the Company acquired 100% of the stock of Schaefer Equipment, Inc. (Schaefer), a manufacturer of a variety of forged components for body-mounted and truck-mounted braking systems. The purchase price was $36.7 million, net of cash received, resulting in additional goodwill of $24.4 million. On December 1, 2006, the Company acquired 100% of the stock of Becorit GmbH (Becorit), a manufacturer of a variety of brake shoes, pads and friction linings for passenger transit cars, freight cars and locomotives, and friction products for industrial markets such as mining and wind power generation. The purchase price was $51.3 million, net of cash received, resulting in additional goodwill of $33.2 million.

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

For the Ricon acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Ricon
In thousands	June 11, 2007
Current assets	$20,324
Property, plant & equipment	2,900
Goodwill and other intangible assets	60,500
Other assets	7,676

Total assets acquired	91,400
Total liabilities assumed	(17,900)

Net assets acquired	$73,500

The following unaudited pro forma financial information presents income statement results as if all these acquisitions described above had occurred on January 1, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Net sales	$354,834	$301,243	$1,022,859	$889,425
Gross profit	95,717	77,654	281,209	251,906
Net income	27,242	20,365	80,186	67,046
Diluted earnings per share
As Reported	$0.55	$0.35	$1.65	$1.20
Pro forma	0.55	0.41	1.63	1.37

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

At August 6, 2007, the sale of a joint venture in China was completed for approximately $398,000 in cash.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of businesses that have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Net sales	$—	$—	$—	$2,600
Income (loss) before income taxes	746	(373)	719	(870)
Income tax benefit	(264)	3	(264)	(159)

Income (loss) from discontinued operations	$482	$(370)	$455	$(1,029)

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	September 30, 2007	December 31, 2006
Raw materials	$77,465	$51,685
Work-in-process	73,072	64,229
Finished goods	35,347	29,567

Total inventory	$185,884	$145,481

5. RESTRUCTURING AND IMPAIRMENT CHARGES

On July 19, 2006, the Board of Directors approved a restructuring plan to improve the profitability and efficiency of certain business units. As part of the plan, Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. For the three months ended September 30, 2007, Wabtec recorded a curtailment gain of $361,000, and for the nine months ended September 30, 2007, Wabtec recorded charges of $3.6 million. In the third quarter of 2006, Wabtec recorded charges of $6.8 million. Total charges for restructuring and other expenses recorded to date as a result of the approval of this plan has been $10.4 million. These expenses were comprised of the following components: $2.9 million for employee severance costs associated with approximately 330 salaried and hourly employees located at our Wallaceburg and Stoney Creek locations; $4.1 million of pension and postretirement benefit curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to the Wallaceburg facility. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of September 30, 2007, $931,000 of this amount had been paid.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

Additional severance, pension, and asset impairment charges of $1.1 million were recorded in the first quarter of 2007 related to other Canadian operations. As of September 30, 2007, none of these expenses have been paid.

In the fourth quarter of 2005, the Company recorded restructuring charges of $800,000 relating to consolidating two Australian facilities into one. During the fourth quarter of 2006 and during 2007, an additional $490,000 was recorded, with a majority recorded during the second quarter of 2007. Total restructuring charges to date has been $1.3 million, consisting of severance costs of $797,000 for 14 employees, relocation and other costs of $437,000, and an asset impairment of $56,000. The majority of these expenses have been paid.

6. INTANGIBLES

Goodwill is $232.9 million and $173.3 million at September 30, 2007 and December 31, 2006, respectively. The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2007 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2006	$112,991	$60,260	$173,251
Adjustment to preliminary purchase allocation	318	3,399	3,717
Acquisition	—	50,607	50,607
Foreign currency impact	1,169	4,132	5,301

Balance at September 30, 2007	$114,478	$118,398	$232,876

As of September 30, 2007 and December 31, 2006, the Company’s trademarks had a net carrying amount of $24.5 million and $24.0 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	September 30, 2007	December 31, 2006
Patents and other, net of accumulated amortization of $25,082 and $27,305	$7,632	$9,245
Customer relationships, net of accumulated amortization of $1,584 and $983	14,965	11,239

Total	$22,596	$20,484

The weighted average useful lives of patents and customer relationships were 13 years and 20 years, respectively. Amortization expense for intangible assets was $1.0 million and $2.5 million for the three and nine months ended September 30, 2007, and $1.1 million and $2.5 million for the three and nine months ended September 30, 2006.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2007	December 31, 2006
6.875% Senior Notes	$150,000	$150,000

Total	$150,000	$150,000
Less—current portion	—	—

Long–term portion	$150,000	$150,000

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At September 30, 2007, the Company had available bank borrowing capacity, net of $23.0 million of letters of credit, of approximately $152.0 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the nine months ended September 30, 2007 or during the year ended December 31, 2006.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

No shares were purchased during the first quarter of 2007. During the second quarter 2007, the Company repurchased 92,700 shares of Wabtec stock at an average price of $36.87 per share. During the third quarter 2007, the Company repurchased 38,500 shares of Wabtec stock at an average price of $36.22 per share.

8. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$63	$105	$793	$987
Interest cost	689	656	1,850	1,352
Expected return on plan assets	(877)	(737)	(1,970)	(1,445)
Plan curtailments	—	—	1,126	1,368
Net amortization/deferrals	368	380	391	542

Net periodic benefit cost	$243	$404	$2,190	$2,804

Assumptions
Discount rate	5.80%	5.50%	5.11%	5.07%
Expected long-term rate of return	8.00%	8.00%	6.70%	6.50%
Rate of compensation increase	3.00%	3.00%	3.62%	3.68%

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$240	$316	$2,676	$2,929
Interest cost	2,033	1,968	5,164	4,007
Expected return on plan assets	(2,428)	(2,212)	(5,645)	(4,282)
Plan curtailments	—	—	2,469	1,368
Net amortization/deferrals	1,174	1,140	1,190	1,610

Net periodic benefit cost	$1,019	$1,212	$5,854	$5,632

Assumptions
Discount rate	5.80%	5.50%	5.11%	5.07%
Expected long-term rate of return	8.00%	8.00%	6.70%	6.50%
Rate of compensation increase	3.00%	3.00%	3.62%	3.68%

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements. The Company expects to contribute $5.9 million to the U.S. plan and $6.6 million to the international plans during 2007.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

Post Retirement Benefit Plans

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$54	$251	$(32)	$74
Interest cost	481	559	12	97
Plan curtailments	—	—	(361)	826
Net amortization/deferrals	(321)	183	(200)	90

Net periodic benefit cost	$214	$993	$(581)	$1,087

Assumptions
Discount rate	5.80%	5.80%	5.29%	5.25%

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$171	$754	$85	$219
Interest cost	1,536	1,677	193	289
Plan curtailments	—	—	(516)	826
Net amortization/deferrals	(487)	548	(87)	268

Net periodic benefit cost	$1,220	$2,979	$(325)	$1,602

Assumptions
Discount rate	5.80%	5.80%	5.29%	5.25%

9. STOCK-BASED COMPENSATION

Stock-Based Compensation The Company recognizes compensation expense for stock-based compensation based on the grant date fair value ratably over the requisite service period following the date of grant.

Stock based compensation was $7.6 million and $7.7 million for the nine months ended September 30, 2007 and 2006, respectively. The accounting for the non-vested stock and the stock awards under the incentive plan was not impacted significantly by the adoption of FAS 123(R) in 2006. At September 30, 2007, unamortized compensation expense related to stock options, non-vested shares and stock awards expected to vest totaled $11.6 million and will be recognized over a weighted average period of 1.1 years.

Stock Options: Stock options have been granted at not less than market prices on the dates of grant. Generally, the options become exercisable over a three-year vesting period and expire 10 years from the date of grant. In January, February, and July 2007, Wabtec granted 38,000 stock options to certain individuals.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and Nine months ended September 30,
	2007	2006
Dividend yield	.1%	.3%
Risk-free interest rate	4.4%	4.21%
Stock price volatility	40.4	43.3
Expected life (years)	5.0	5.0

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

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Beginning of year—January 1, 2007	1,375,654	$13.52		$23,198
Granted	38,000	32.01		207
Exercised	(374,158)	12.15		9,471
Canceled	(16,668)	22.23		254

Year to date—September 30, 2007	1,022,828	$14.56	5.4	$23,421

Exercisable	881,977	$13.25	5.2	$21,354

Weighted average fair value of options granted during 2007	$11.94

Non-Vested Restricted Stock and Incentive Stock Awards: The Company adopted a non-vested stock plan in 2006. In February and July 2007, the Company issued 124,000 awards to certain individuals. The non-vested stock generally vests over four years from the date of grant. In 2004, the Company established a stock-based incentive plan for eligible employees. The plan provides stock awards which vest upon attainment of certain three year performance targets. The Company issued 244,000 awards to certain individuals in February and July 2007 with 229,000 awards becoming vested during the first quarter of 2007.

The following table summarizes the non-vested stock and stock awards activity and related information for the period indicated:

	Non-Vested Restricted Stock	Incentive Stock Awards	Weighted Average FMV
Outstanding at January 1, 2007	197,500	701,666	$23.63
Granted	124,000	244,000	34.04
Vested	(22,500)	(229,000)	17.86
Canceled	—	(6,000)	38.00

Outstanding at September 30, 2007	299,000	710,666	$27.85

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

Stock awards granted under the incentive plan are awarded but not vested. These stock awards will vest based upon the achievement of certain financial goals for each three year periods ending December 31, 2007, 2008, and 2009, respectively. The stock awards included in the table above represent the maximum number of shares that may ultimately vest. As of September 30, 2007, based on the Company’s performance, we have estimated the most probable amount of these stock awards which will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be different and will be recognized in the current period.

10. INCOME TAXES

The overall effective income tax rate was 38.4% and 37.0% for the three and nine months ended September 30, 2007 and 30.5% and 34.2% for the three and nine months ended September 30, 2006, respectively.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) – an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 resulted in a $2.7 million direct reduction to the beginning balance of retained earnings, reported as a change in accounting principle.

At the adoption date of January 1, 2007, the liability for income taxes associated with uncertain tax positions was $13.5 million, of which $8.0 million, if recognized, would favorably affect the Company’s effective tax rate. As of September 30, 2007, the liability for income taxes associated with uncertain tax positions was $16.6 million, of which $10.9 million, if recognized, would favorably affect the Company’s effective income tax rate. The $3.1 million increase in unrecognized tax benefits during the quarter ended September 30, 2007 primarily relates to the filing of amended returns and additional items identified during various income tax audits currently in process.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, the Company accrued interest and penalties of approximately $1.7 million and $1.1 million, respectively, related to uncertain tax positions. Due to the increase in unrecognized tax benefits identified above, the Company has accrued additional interest and penalties related to uncertain tax positions during the quarter ended September 30, 2007. The total interest and penalties accrued as of September 30, 2007 are approximately $3.0 million and $1.7 million, respectively.

With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2002. The Internal Revenue Service is currently auditing the tax year ended December 31, 2004.

The Company estimates that $2.6 million to $3.6 million of the total unrecognized tax benefits relate to uncertain tax positions in various taxing jurisdictions that may be resolved within the next 12 months.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

11. EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended September 30,
In thousands, except per share	2007	2006
Basic earnings per share
Income from continuing operations applicable to common shareholders	$26,760	$17,741
Divided by
Weighted average shares outstanding	48,736	48,689
Basic earnings from continuing operations per share	$0.55	$0.36

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$26,760	$17,741
Divided by sum of the
Weighted average shares outstanding	48,736	48,689
Conversion of dilutive stock options and non-vested stock	645	604

Diluted shares outstanding	49,381	49,293
Diluted earnings from continuing operations per share	$0.54	$0.36

	Nine Months Ended September 30,
In thousands, except per share	2007	2006
Basic earnings per share
Income from continuing operations applicable to common shareholders	$80,439	$59,591
Divided by
Weighted average shares outstanding	48,488	48,309
Basic earnings from continuing operations per share	$1.66	$1.23

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$80,439	$59,591
Divided by sum of the
Weighted average shares outstanding	48,488	48,309
Conversion of dilutive stock options and non-vested stock	612	596

Diluted shares outstanding	49,100	48,905
Diluted earnings from continuing operations per share	$1.64	$1.22

12. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Nine Months Ended September 30,
In thousands	2007	2006
Balance at December 31, 2006 and 2005, respectively	$17,399	$16,158
Warranty provision	8,388	9,263
Acquisition	1,635	—
Warranty claim payments	(7,613)	(6,227)

Balance at September 30, 2007 and 2006, respectively	$19,809	$19,194

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

While Wabtec does not believe that it has any material legal liability with regard to this matter, Management has pursued a commercial resolution with Bombardier that would be mutually beneficial to both parties. As a result of those discussions, the Company has reached a framework for a settlement which provides for Bombardier to receive payments based on certain sales with the Company, taking into account historical sales volume, and for the Company to be fully released from Bombardier’s claims and the assigned claims of Knorr and Amtrak. This arrangement would be in effect from 2007 to 2009, and would be subject to a maximum amount of $4.4 million in total assuming the corresponding level of sales was reached. The Company expects the settlement to be finalized before the end of 2007. The Company recorded a provision of $2.5 million for this pending settlement in the first quarter of 2007. The Company recorded an additional $1.9 million for this pending settlement in the third quarter of 2007 to provide for payments that would be payable based on current sales levels. The total amount provided for this item as of September 30, 2007 is $4.4 million.

In March 2006, Management began an internal investigation related to business transactions conducted by a subsidiary, Pioneer Friction Limited (“Pioneer”), in West Bengal, India. Through an internal compliance review, Management discovered that disbursements were made which may be in violation of applicable laws and regulations. Pioneer is a fourth-tier subsidiary of Wabtec; two of the intermediate subsidiaries are Australian companies which are, in turn, owned by a U.S holding company. The Company has agreed with the United States Department of Justice and the Securities and Exchange Commission to pay a fine of about $675,000. The Company expects the agreements to be finalized and signed before the end of 2007.

On October 18, 2007 Faiveley Transport Malmo AB filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. The components at issue are limited in number and used in the transit industry. On that same day, Faiveley also filed a related proceeding against the Company in the United States District Court for the Southern District of New York, requesting a preliminary injunction in aid of the arbitration. In both forums, Faiveley seeks to prevent the Company from manufacturing and selling the subject components until the arbitration panel decides Faiveley’s claim. In the arbitration, Faiveley also seeks an unspecified amount of damages. The Company’s motion to dismiss the federal court action on jurisdictional grounds is pending. The Company denies Faiveley’s allegations and does not believe that it has any material legal liability in this matter; it will vigorously contest both proceedings.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2006, filed on March 1, 2007. During the first nine months of 2007, there were no material changes other than what is discussed above to the information described in Note 18 therein.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

Segment financial information for the three months ended September 30, 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$182,698	$172,136	$—	$354,834
Intersegment sales/(elimination)	5,159	208	(5,367)	—

Total sales	$187,857	$172,344	$(5,367)	$354,834

Income (loss) from operations	$30,615	$18,610	$(3,581)	$45,644
Interest expense and other	—	—	(2,216)	(2,216)

Income (loss) from continuing operations before income taxes	$30,615	$18,610	$(5,797)	$43,428

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

Segment financial information for the three months ended September 30, 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$173,874	$95,015	$—	$268,889
Intersegment sales/(elimination)	3,410	208	(3,618)	—

Total sales	$177,284	$95,223	$(3,618)	$268,889

Income (loss) from operations	$21,250	$7,292	$(3,060)	$25,482
Interest expense and other	—	—	50	50

Income (loss) from continuing operations before income taxes	$21,250	$7,292	$(3,010)	$25,532

Segment financial information for the nine months ended September 30, 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$548,351	$446,469	$—	$994,820
Intersegment sales/(elimination)	12,566	661	(13,227)	—

Total sales	$560,917	$447,130	$(13,227)	$994,820

Income (loss) from operations	$96,859	$48,206	$(11,535)	$133,530
Interest expense and other	—	—	(5,836)	(5,836)

Income (loss) from continuing operations before income taxes	$96,859	$48,206	$(17,371)	$127,694

Segment financial information for the nine months ended September 30, 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$534,859	$258,341	$—	$793,200
Intersegment sales/(elimination)	10,935	470	(11,405)	—

Total sales	$545,794	$258,811	$(11,405)	$793,200

Income (loss) from operations	$80,853	$22,021	$(9,707)	$93,167
Interest expense and other	—	—	(2,656)	(2,656)

Income (loss) from continuing operations before income taxes	$80,853	$22,021	$(12,363)	$90,511

Sales by product is as follows:

	Three Months Ended September 30,
In thousands	2007	2006
Brake Products	$110,677	$89,681
Freight Electronics & Specialty Products	99,987	87,061
Remanufacturing, Overhaul & Build	90,619	57,350
Transit Products	45,331	25,109
Other	8,220	9,688

Total Sales	$354,834	$268,889

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Nine Months Ended September 30,
In thousands	2007	2006
Brake Products	$333,682	$291,841
Freight Electronics & Specialty Products	293,510	249,594
Remanufacturing, Overhaul & Build	237,922	148,197
Transit Products	104,506	79,737
Other	25,200	23,831

Total Sales	$994,820	$793,200

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

Balance Sheet as of September 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$37,775	$1,510	$118,741	$—	$158,026
Accounts Receivable	58	136,108	79,522	—	215,688
Inventories	—	111,727	74,157	—	185,884
Other Current Assets	26,750	4,283	5,583	—	36,616

Total Current Assets	64,583	253,628	278,003	—	596,214
Net Property, Plant and Equipment	2,293	101,003	78,190	—	181,486
Goodwill	7,980	154,763	70,133	—	232,876
Investment in Subsidiaries	1,247,918	223,043	59,945	(1,530,906)	—
Intangibles	1,552	35,837	9,756	—	47,145
Other Long Term Assets	18,534	10,303	16,204	—	45,041

Total Assets	$1,342,860	$778,577	$512,231	$(1,530,906)	$1,102,762

Current Liabilities	$(4,672)	$163,261	$83,345	$—	$241,934
Intercompany	536,631	(576,157)	39,526	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	75,170	16,259	33,668	—	125,097

Total Liabilities	757,129	(396,637)	156,539	—	517,031
Stockholders’ Equity	585,731	1,175,214	355,692	(1,530,906)	585,731

Total Liabilities and Stockholders’ Equity	$1,342,860	$778,577	$512,231	$(1,530,906)	$1,102,762

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

Balance Sheet for December 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$106,233	$(231)	$81,977	$—	$187,979
Accounts Receivable	541	105,927	70,877	—	177,345
Inventory	—	85,449	60,032	—	145,481
Other Current Assets	30,431	2,086	3,869	—	36,386

Total Current Assets	137,205	193,231	216,755	—	547,191
Net Property, Plant and Equipment	2,588	100,676	75,045	—	178,309
Goodwill	7,980	100,615	64,656	—	173,251
Investment in Subsidiaries	993,453	151,861	59,906	(1,205,220)	—
Intangibles	2,146	27,760	14,588	—	44,494
Other Long Term Assets	11,444	4,532	13,621	—	29,597

Total Assets	$1,154,816	$578,675	$444,571	$(1,205,220)	$972,842

Current Liabilities	$5,166	$166,399	$72,226	$—	$243,791
Intercompany	466,466	(493,650)	27,184	—	—
Long-Term Debt	150,000	—	—	—	150,000
Other Long Term Liabilities	63,295	15,575	30,292	—	109,162

Total Liabilities	684,927	(311,676)	129,702	—	502,953
Stockholders’ Equity	469,889	890,351	314,869	(1,205,220)	469,889

Total Liabilities and Stockholders’ Equity	$1,154,816	$578,675	$444,571	$(1,205,220)	$972,842

Income Statement for the Three Months Ended September 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$265,255	$115,821	$(26,242)	$354,834
Cost of Sales	1,561	(182,326)	(95,619)	17,267	(259,117)

Gross Profit (Loss)	1,561	82,929	20,202	(8,975)	95,717
Operating Expenses	(11,431)	(26,501)	(12,141)	—	(50,073)

Operating (Loss) Profit	(9,870)	56,428	8,061	(8,975)	45,644
Interest (Expense) Income	(4,884)	2,776	819	—	(1,289)
Other (Expense) Income	(346)	1,091	(1,672)	—	(927)
Equity Earnings	51,240	6,727	—	(57,967)	—

Income (Loss) From Continuing Operations Before Income Tax	36,140	67,022	7,208	(66,942)	43,428
Income Tax Expense	(9,538)	(3,342)	(3,788)	—	(16,668)

Income (Loss) From Continuing Operations	26,602	63,680	3,420	(66,942)	26,760
Income (loss) from discontinued operations (net of tax)	640	(215)	57	—	482

Net Income (Loss)	$27,242	$63,465	$3,477	$(66,942)	$27,242

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

Income Statement for the Three Months Ended September 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$211,359	$81,591	$(24,061)	$268,889
Cost of Sales	737	(158,348)	(64,365)	19,285	(202,691)

Gross Profit (Loss)	737	53,011	17,226	(4,776)	66,198
Operating Expenses	(9,618)	(22,506)	(8,592)	—	(40,716)

Operating (Loss) Profit	(8,881)	30,505	8,634	(4,776)	25,482
Interest (Expense) Income	(3,823)	3,429	590	—	196
Other (Expense) Income	(645)	1,108	(609)	—	(146)
Equity Earnings	32,675	3,664	—	(36,339)	—

Income (Loss) From Continuing Operations Before Income Tax	19,326	38,706	8,615	(41,115)	25,532
Income Tax Expense	(1,641)	(3,272)	(2,878)	—	(7,791)

Income (Loss) From Continuing Operations	17,685	35,434	5,737	(41,115)	17,741
Discontinued Operations	(314)	—	(56)	—	(370)

Net Income (Loss)	$17,371	$35,434	$5,681	$(41,115)	$17,371

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Nine Months Ended September 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$752,997	$329,395	$(87,572)	$994,820
Cost of Sales	1,978	(508,850)	(274,356)	59,541	(721,687)

Gross Profit (Loss)	1,978	244,147	55,039	(28,031)	273,133
Operating Expenses	(34,698)	(71,658)	(33,247)	—	(139,603)

Operating (Loss) Profit	(32,720)	172,489	21,792	(28,031)	133,530
Interest (Expense) Income	(13,004)	8,276	2,265	—	(2,463)
Other (Expense) Income	(1,242)	2,425	(4,556)	—	(3,373)
Equity Earnings	154,679	15,670	—	(170,349)	—

Income (Loss) From Continuing Operations Before Income Tax	107,713	198,860	19,501	(198,380)	127,694
Income Tax Expense	(27,489)	(11,028)	(8,738)	—	(47,255)

Income (Loss) from Continuing Operations	80,224	187,832	10,763	(198,380)	80,439
Discontinued Operations	670	(215)	—	—	455

Net Income (Loss)	$80,894	$187,617	$10,763	$(198,380)	$80,894

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

Income Statement for the Nine Months Ended September 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$621,549	$263,076	$(91,425)	$793,200
Cost of Sales	1,275	(439,388)	(209,899)	73,092	(574,920)

Gross Profit (Loss)	1,275	182,161	53,177	(18,333)	218,280
Operating Expenses	(35,489)	(63,847)	(25,777)	—	(125,113)

Operating (Loss) Profit	(34,214)	118,314	27,400	(18,333)	93,167
Interest (Expense) Income	(12,490)	9,551	1,591	—	(1,348)
Other (Expense) Income	(1,024)	2,230	(2,514)	—	(1,308)
Equity Earnings	116,243	7,402	—	(123,645)	—

Income (Loss) From Continuing Operations Before Income Tax	68,515	137,497	26,477	(141,978)	90,511
Income Tax Expense	(9,915)	(11,284)	(9,721)	—	(30,920)

Income (Loss) From Continuing Operations	58,600	126,213	16,756	(141,978)	59,591
Discontinued Operations	(38)	—	(991)	—	(1,029)

Net Income (Loss)	$58,562	$126,213	$15,765	$(141,978)	$58,562

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$4,720	$196,764	$41,432	$(198,380)	$44,536
Net Cash (Used in) Provided by Investing Activities	(74,155)	(7,406)	(4,413)	—	(85,974)
Net Cash Provided by (Used in) Financing Activities	977	(187,617)	(10,763)	198,380	977
Effect of Changes in Currency Exchange Rates	—	—	10,508	—	10,508

(Decrease) Increase in Cash	(68,458)	1,741	36,764	—	(29,953)
Cash at Beginning of Period	106,233	(231)	81,977	—	187,979

Cash at End of Period	$37,775	$1,510	$118,741	$—	$158,026

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$76,656	$132,227	$43,003	$(141,978)	$109,908
Net Cash (Used in) Provided by Investing Activities	(524)	(8,539)	(750)	—	(9,813)
Net Cash Provided by (Used in) Financing Activities	2,989	(126,213)	(15,765)	141,978	2,989
Effect of Changes in Currency Exchange Rates	—	—	3,136	—	3,136

Increase (Decrease) in Cash	79,121	(2,525)	29,624	—	106,220
Cash at Beginning of Period	87,899	(2,758)	56,224	—	141,365

Cash at End of Period	$167,020	$(5,283)	$85,848	$—	$247,585

16. OTHER EXPENSE, NET

The components of other expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Foreign currency loss	$519	$124	$2,614	$1,054
Other miscellaneous expense	408	22	759	254

Total other expense	$927	$146	$3,373	$1,308

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 11 countries. In the first nine months of 2007, about 38% of the Company’s revenues came from outside the U.S.

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

Demand for new freight cars has slowed in 2007. Deliveries of new freight cars were 48,323 and 57,016 for the first nine months of 2007 and 2006, respectively. Orders of new freight cars were 30,868 and 75,647 for the first nine months of 2007 and 2006, respectively. The backlog of cars ordered, however, remains at a relatively high level of 67,000 units.

The Company has been able to offset the slowing freight car market with other growth initiatives in the freight and transit markets. Following are quarterly freight car statistics for the past three years:

	Orders	Deliveries	Backlog
First quarter 2005	17,563	15,781	59,416
Second quarter 2005	19,132	17,914	60,544
Third quarter 2005	17,439	16,987	60,986
Fourth quarter 2005	26,569	17,975	69,408

	80,703	68,657

First quarter 2006	35,991	18,542	86,857
Second quarter 2006	18,190	19,466	85,692
Third quarter 2006	21,466	19,008	88,116
Fourth quarter 2006	15,819	17,927	85,826

	91,466	74,943

First quarter 2007	11,152	17,148	79,038
Second quarter 2007	11,595	16,143	73,911
Third quarter 2007	8,121	15,032	67,000

Source: Railway Supply Institute

Carloadings and Intermodal Units Originated remained fairly constant over the past three years reflecting strong rail traffic and opportunities for maintenance and aftermarket sales for the Company. Compared to a record year in 2006, carloadings decreased and intermodal units stayed about the same in the third quarter of 2007:

Carloadings Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2005	4,403	4,366	4,309	4,135	17,213
2006	4,338	4,453	4,345	4,244	17,380
2007	4,126	4,306	4,276	n/a	n/a

Intermodal Units Originated (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2005	2,781	2,885	2,992	3,036	11,694
2006	2,937	3,093	3,173	3,079	12,282
2007	2,939	3,013	3,073	n/a	n/a

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

On July 19, 2006, the Board of Directors approved a restructuring plan to improve the profitability and efficiency of certain business units. As part of the plan, Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. For the three months ended September 30, 2007, Wabtec recorded a curtailment gain of $361,000, and for the nine months ended September 30, 2007, Wabtec recorded charges of $3.6 million. In the third quarter of 2006, Wabtec recorded charges of $6.8 million. Total charges for restructuring and other expenses recorded to date as a result of the approval of this plan has been $10.4 million. These expenses were comprised of the following components: $2.9 million for employee severance costs associated with approximately 330 salaried and hourly employees located at our Wallaceburg and Stoney Creek locations; $4.1 million of pension and postretirement benefit curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to the Wallaceburg facility. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of September 30, 2007, $931,000 of this amount had been paid.

Additional severance, pension, and asset impairment charges of $1.1 million were recorded in the first quarter of 2007 related to other Canadian operations. As of September 30, 2007, none of these expenses have been paid.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2007	2006	2007	2006
Net sales	$354.8	$268.9	$994.8	$793.2
Cost of sales	(259.1)	(202.7)	(721.7)	(574.9)

Gross profit	95.7	66.2	273.1	218.3
Selling, general and administrative expenses	(39.7)	(31.3)	(109.5)	(97.8)
Engineering expenses	(9.2)	(8.1)	(27.1)	(24.2)
Amortization expense	(1.2)	(1.3)	(3.0)	(3.1)

Total operating expenses	(50.1)	(40.7)	(139.6)	(125.1)
Income from operations	45.6	25.5	133.5	93.2
Interest income (expense), net	(1.3)	0.1	(2.4)	(1.4)
Other expense, net	(0.9)	(0.1)	(3.4)	(1.3)

Income from continuing operations before income taxes	43.4	25.5	127.7	90.5
Income tax expense	(16.6)	(7.8)	(47.3)	(30.9)

Income from continuing operations	26.8	17.7	80.4	59.6
Discontinued operations	0.4	(0.3)	0.5	(1.0)

Net income	$27.2	$17.4	$80.9	$58.6

THIRD QUARTER 2007 COMPARED TO THIRD QUARTER 2006

The following table summarizes the results of operations for the period:

	Three months ended September 30,
In thousands	2007	2006	Percent Change
Net sales	$354,834	$268,889	32.0%
Income from operations	45,644	25,482	79.1%
Net income	27,242	17,371	56.8%

Net sales increased by $85.9 million to $354.8 million from $268.9 million for the three months ended September 30, 2007 and 2006, respectively. The increase is primarily due to internal growth from increased sales from contracts to build locomotives of about $19.4 million, sales for refurbishing transit cars of $11.1 million, sales from heat exchangers in the power generation market of $9.8 million, and contracts related to transit authorities of $8.1 million. Acquisitions completed in the fourth quarter of 2006 and second quarter of 2007 increased sales by $35.5 million. Offsetting those increases were decreases of $4.7 million related to a 2006 international train control contract and $1.3 million in our Freight segment primarily related to lower industry deliveries of freight cars. The Company did realize a net sales improvement of about $5.4 million due to foreign exchange but net earnings are mostly not impacted. Net income for the three months ended September 30, 2007 was $27.2 million or $0.55 per diluted share. Net income for the three months ended September 30, 2006 was $17.4 million or $0.35 per diluted share. Net income improved primarily due to sales increases and consistent operating costs.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	Three months ended September 30,
In thousands	2007	2006
Freight Group	$182,698	$173,874
Transit Group	172,136	95,015

Net sales	$354,834	$268,889

Sales increased in the Freight Group from $173.9 million to $182.7 million. This increase of $8.8 million or 5.1% is due to increased sales from heat exchangers in the power generation market of $9.8 million, and sales of $5.9 million from an acquisition completed in the fourth quarter of 2006. Offsetting these increases were decreases of $4.7 million related to a 2006 international train control contract and $1.3 million primarily related to lower industry deliveries of freight cars. Transit Group sales increased from $95.0 million to $172.1 million or 81.2% due to increased commuter locomotive sales of $19.0 million, increased sales of $11.1 million related to refurbishment of transit cars, contracts related to transit authorities of $8.1 million, and sales of $29.6 million from acquisitions completed in the fourth quarter of 2006 and second quarter of 2007.

Gross profit Gross profit increased to $95.7 million in the third quarter of 2007 compared to $66.2 million in the same period of 2006. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the third quarter of 2007, gross profit, as a percentage of sales, was 27.0% compared to 24.6% in 2006. In the third quarter of 2006, restructuring plan expenses of $6.3 million were recorded in cost of sales. 2006 gross profit, as a percentage of sales, excluding these charges, would have been 28.3%. This adjusted decrease is due to the changing mix of revenues from Freight to Transit, as Transit OEM contracts typically realize a lower gross margin. Ongoing improvements and cost savings are being realized from sourcing raw materials from lower cost suppliers, reduced labor costs, and continuing improvements in our manufacturing processes.

The provision for warranty expense was $828,000 lower for the third quarter of 2007 compared to the same period of 2006, which had a positive impact on gross profit. The most significant reason for the decrease is due to specific reserves related to certain transit door components of $1.4 million that were recognized during the third quarter 2006. The warranty reserve increased at September 30, 2007 compared to September 30, 2006 by $615,000 due to $1.9 million from acquisitions completed in the fourth quarter of 2006 and the second quarter of 2007 offset by $1.3 million in claims in excess of provisions recognized.

Operating expenses The following table shows our operating expenses:

	Three months ended September 30,
In thousands	2007	2006	Percent Change
Selling, general and administrative expenses	$39,679	$31,294	26.8%
Engineering expenses	9,237	8,068	14.5%
Amortization expense	1,157	1,354	-14.5%

Total operating expenses	$50,073	$40,716	23.0%

Operating expenses increased $9.4 million in the third quarter of 2007 compared to the same period of 2006 mostly because of the acquisitions that were completed in the fourth quarter of 2006 and second quarter of 2007. These expenses were 14.1% and 15.1% of sales for the quarters ended September 30, 2007 and 2006, respectively. In addition, during the third quarter of 2007, the Company recorded a provision of $1.9 million for the pending settlement with Bombardier (see Note 13 of “Notes to Condensed Consolidated Financial Statements”).

Income from operations Income from operations totaled $45.6 million (or 12.9% of sales) in the third quarter of 2007 compared with $25.5 million (or 9.5% of sales) in the same period of 2006. Income from operations improved primarily due to sales increases, restructuring charges recorded in the third quarter of 2006, and lower operating costs as a percentage of sales.

Interest expense, net Interest expense, net increased $1.5 million in the third quarter of 2007 compared to the same period of 2006 primarily due to the Company’s overall lower cash balances, resulting in lower interest income.

Other expense, net The Company recorded foreign exchange expense of $519,000 and $124,000 in the third quarter of 2007 and 2006, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 38.4% and 30.5% for the third quarter of 2007 and 2006, respectively. The increase in effective tax rate is primarily the result of a tax benefit of approximately $1.4 million that was recognized during the third quarter of 2006. This tax benefit related to the release of tax contingency reserves as the result of the closure of open tax years as well as settlements reached with taxing authorities. In addition, the 2007 effective tax rate is higher due to the Company’s adoption of FIN48.

Net income Net income for the third quarter of 2007 increased $9.9 million, compared with the same period of 2006. Net income improved primarily due to sales increases and consistent operating costs.

FIRST NINE MONTHS OF 2007 COMPARED TO FIRST NINE MONTHS OF 2006

The following table summarizes the results of operations for the period:

	Nine months ended September 30,
In thousands	2007	2006	Percent Change
Net sales	$994,820	$793,200	25.4%
Income from operations	133,530	93,167	43.3%
Net income	80,894	58,562	38.1%

Net sales increased by $201.6 million to $994.8 million from $793.2 million for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily due to internal growth from increased sales from contracts to build locomotives of about $53.6 million, sales for refurbishing transit cars of $27.8 million, sales from heat exchangers in the power generation market of $29.6 million, contracts related to transit authorities of $13.8 million, and sales of $75.8 million from acquisitions completed in the fourth quarter of 2006 and second quarter of 2007. Offsetting those increases was a decrease of $21.1 million in our Freight segment primarily related to lower industry deliveries of freight cars. The Company did realize a net sales improvement of about $15.8 million due to foreign exchange but net earnings are mostly not impacted. Net income for the nine months ended September 30, 2007 was $80.9 million or $1.65 per diluted share. Net income for the nine months ended September 30, 2006 was $58.6 million or $1.20 per diluted share. Net income improved primarily due to sales increases and consistent operating costs.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	Nine months ended September 30,
In thousands	2007	2006
Freight Group	$548,351	$534,859
Transit Group	446,469	258,341

Net sales	$994,820	$793,200

Sales increased in the Freight Group from $534.9 million to $548.4 million. This increase of $13.5 million or 2.5% is due to increased sales from heat exchangers in the power generation market of $29.6 million, and sales of $19.7 million from an acquisition completed in the fourth quarter of 2006. Offsetting these increases were decreases of $13.0 million in locomotive component, repair and refurbishment services, and decreases of $21.1 million primarily related to lower industry deliveries of freight cars. Transit Group sales increased by $188.1 million or 72.8% due to increased commuter locomotive sales of $66.6 million, increased sales of $27.8 million related to refurbishment of transit cars, contracts related to transit authorities of $13.8 million, and sales of $56.1 million from acquisitions completed in the fourth quarter of 2006 and second quarter of 2007.

Gross profit Gross profit increased to $273.1 million for the first nine months of 2007 compared to $218.3 million in the same period of 2006. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. For the first nine months of 2007, gross profit, as a percentage of sales, was 27.5% compared to 27.5% in 2006. The percentage is flat as the decrease due to the changing mix of revenues from Freight to Transit is being offset by ongoing improvements and cost savings. During 2007, restructuring plan expenses of $4.7 million were recorded in cost of sales. 2007 gross profit, as a percentage of sales, excluding these charges, would have been 27.0%. In the third quarter of 2006, restructuring plan expenses of $6.3 million were recorded in cost of sales. 2006 gross profit, as a percentage of sales, excluding these charges, would have been 26.7%.

The provision for warranty expense was $875,000 less for the first nine months of 2007 compared to the same period of 2006. The most significant reason for the decrease is due to specific reserves related to certain transit door components of $1.4 million that were recognized during the third quarter 2006. The warranty reserve increased at September 30, 2007 compared to September 30, 2006 by $615,000 due to $1.9 million from acquisitions completed in the fourth quarter of 2006 and the second quarter of 2007 offset by $1.3 million in claims in excess of provisions recognized.

Operating expenses The following table shows our operating expenses:

	Nine months ended September 30,
In thousands	2007	2006	Percent Change
Selling, general and administrative expenses	$109,539	$97,842	12.0%
Engineering expenses	27,079	24,206	11.9%
Amortization expense	2,985	3,065	-2.6%

Total operating expenses	$139,603	$125,113	11.6%

Operating expenses increased $14.5 million for the first nine months of 2007 compared to the same period of 2006 mostly because of the acquisitions that were completed during the fourth quarter of 2006 and second quarter of 2007. These expenses were 14.0% and 15.8% of sales for the nine months ended September 30, 2007 and 2006, respectively. In addition, during 2007, the Company recorded a provision of $4.4 million for the pending settlement with Bombardier (see Note 13 of “Notes to Condensed Consolidated Financial Statements”).

Income from operations Income from operations totaled $133.5 million (or 13.4% of sales) for the first nine months of 2007 compared with $93.2 million (or 11.7% of sales) in the same period of 2006. Income from operations improved primarily due to sales increases and consistent operating costs.

Interest expense, net Interest expense, net increased $1.0 million for the first nine months of 2007 compared to the same period of 2006 primarily due to the Company’s overall lower cash balances, resulting in lower interest income.

Other expense, net The Company recorded foreign exchange expense of $2.6 million and $1.1 million respectively, during the first nine months of 2007 and 2006, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 37.0% and 34.2% for the first nine months of 2007 and 2006, respectively. The increase in effective tax rate is primarily the result of the Company’s adoption of FIN48. Approximately $1.3 million of a tax benefit was recognized during the second quarter of 2007 related to the reversal of a state deferred tax valuation allowance. During the third quarter of 2006, approximately $1.4 million of tax benefit was recognized related to the release of tax contingency reserves as the result of the closure of open tax years as well as settlements reached with taxing authorities.

Net income Net income for the first nine months of 2007 increased $22.3 million, compared with the same period of 2006. Net income improved primarily due to sales increases and consistent operating costs.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data:

	Nine months ended September 30,
In thousands	2007	2006
Cash provided (used) by:
Operating activities	$44,536	$109,908
Investing activities	(85,974)	(9,813)
Financing activities	977	2,989
Net Change in Cash	$(29,953)	$106,220

Operating activities Cash provided by operations in the first nine months of 2007 was $44.5 million as compared to $109.9 million in the same period of 2006. This $65.4 million decrease was the result of increased earnings offset by certain changes in operating assets and liabilities. Net income for the Company increased $22.3 million primarily as a result of increased sales and consistent operating costs. Cash provided by (used by) accounts receivable decreased operating cash flows by $77.4 million due to large customer receivables collected for certain locomotive contracts in 2006. Accounts payable and accrued liabilities used cash of $11.9 million as the result of applying customer deposits against customer contract revenue in 2007. Other assets and liabilities used cash of $1.6 million.

Investing activities In the first nine months of 2007 and 2006, cash used in investing activities was $86.0 million and $9.8 million, respectively. On June 11, 2007, Wabtec acquired Ricon Corporation, a manufacturer of wheelchair lifts and ramps, for $73.5 million. Capital expenditures were $12.9 million and $13.5 million in the first nine months of 2007 and 2006, respectively. In 2006, the Company sold a non-core division for $3.0 million.

Financing activities In the first nine months of 2007 and 2006, cash provided by financing activities was $977,000 and $3.0 million, respectively. The cash provided in 2007 included $7.3 million of proceeds from the exercise of stock options and other benefit plans, offset by $1.5 million of dividend payments and $4.8 million for the repurchase of 131,200 shares of stock. The cash provided in 2006 included $18.0 million of proceeds from the exercise of stock options and other benefit plans, offset by $1.5 million of dividend payments and $13.5 million for the repurchase of 502,400 shares of stock.

The following table shows our outstanding indebtedness at September 30, 2007 and December 31, 2006. The other term loan interest rates are variable and dependent on market conditions.

In thousands	September 30, 2007	December 31, 2006
6.875% Senior Notes due 2013	$150,000	$150,000

Total	$150,000	$150,000
Less-current portion	—	—

Long-term portion	$150,000	$150,000

Cash balances at September 30, 2007 and December 31, 2006 were $158.0 million and $188.0 million, respectively.

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At September 30, 2007, the Company had available bank borrowing capacity, net of $23.0 million of letters of credit, of approximately $152.0 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the nine months ended September 30, 2007 or during the year ended December 31, 2006.

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

No shares were purchased during the first quarter of 2007. During the second quarter 2007, the Company repurchased 92,700 shares of Wabtec stock at an average price of $36.87 per share. During the third quarter 2007, the Company repurchased 38,500 shares of Wabtec stock at an average price of $36.22 per share.

Contractual Obligations and Off-Balance Sheet Arrangements

After the adoption of FIN 48, the Company has recognized a liability of $16.6 million for unrecognized tax benefits. The Company estimates that $2.6 million to $3.6 million of the total unrecognized tax benefits relate to uncertain tax positions in various taxing jurisdictions that may be resolved within the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for the remaining balances due to the uncertainty of the timing and outcome of its audits and other factors.

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

Critical Accounting Policies

A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2006 except for the adoption on January 1, 2007 of FIN 48 as it relates to the accounting for income taxes. See Note 10 of “Notes to Condensed Consolidated Financial Statements” included herein for the impact of adoption.

Recent Accounting Pronouncements

See Note 2 of “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. There was no outstanding variable-rate debt at September 30, 2007.

Foreign Currency Exchange Risk

The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At September 30, 2007, the Company had forward contracts for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD) with a notional value of $12.0 million CAD (or $10.7 million U.S.), with an average exchange rate of $0.89 USD per $1 CAD. The Company has determined that these foreign currency contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax on the balance sheet. The adjustment resulted in the recording of a current asset and an increase in comprehensive income of $823,000, net of tax.

At September 30, 2007, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €2.3 million Euro (or $3.1 million USD), with an average exchange rate of $1.32 USD per €1 Euro. These forward contracts are used to mitigate the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. Since the Company does not treat these derivatives as hedges, the change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. For the three and nine months ended September 30, 2007, the Company recorded a fair value gain in the amount of $154,000 and $251,000, respectively.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the nine months of 2007, approximately 62% of Wabtec’s net sales were in the United States, 11% in Canada, 2% in Mexico, 3% in Australia, 2% in Germany, 11% in the United Kingdom, and 9% in other international locations.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2007. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Except as disclosed in Note 13 of the Company’s Notes to Condensed Consolidated Financial Statements for the Quarterly Period Ended September 30, 2007, there have been no other material changes to report regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006.

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

During the third quarter 2006, 502,400 shares were repurchased at an average price of $26.90 per share. During the fourth quarter 2006, 171,500 shares were repurchased at an average price of $31.13 per share. No shares were purchased during the first quarter of 2007. During the second quarter 2007, the Company repurchased 92,700 shares of Wabtec stock at an average price of $36.87 per share. During the third quarter 2007, the Company repurchased 38,500 shares of Wabtec stock at an average price of $36.22 per share. All purchases were open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
July 1, 2007 to July 28, 2007	38,500	$36.22	38,500	$26,309,778
July 29, 2007 to August 25, 2007	—	—	—	26,309,778
August 26, 2007 to September 29, 2007	—	—	—	26,309,778

Total	38,500	$36.22	38,500	$26,309,778

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995.

3.2	Amended and Restated By-Laws of the Company, dated as of January 6, 2006.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon, Senior Vice President, Chief Financial Officer and Secretary
DATE: November 9, 2007

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