Form 10-K
period 2007-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2008-02-29
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒.

The registrant estimates that as of June 30, 2007, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1.7 billion based on the closing price on the New York Stock Exchange for such stock.

As of February 26, 2008, 48,690,845 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 14, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

General

Westinghouse Air Brake Technologies Corporation, doing business as Wabtec Corporation, is a Delaware corporation with headquarters at 1001 Air Brake Avenue in Wilmerding, Pennsylvania. Our telephone number is 412-825-1000, and our website is located at www.wabtec.com. All references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its subsidiaries. Westinghouse Air Brake Company (“WABCO”) was formed in 1990 when it acquired certain assets and operations from American Standard, Inc., now known as Trane (“Trane”). In 1999, WABCO merged with MotivePower Industries, Inc. (“MotivePower”) and adopted the name Wabtec.

Today, Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold approximately a 50% market share in North America for our primary braking-related equipment and a leading position in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars and subway cars. In 2007, the Company had sales of approximately $1.4 billion and net income of approximately $109.6 million. Sales of aftermarket parts and services represented over 50% of total sales in 2007.

Industry Overview

The Company primarily serves the worldwide freight and passenger transit rail industries. The worldwide market for rail equipment has been estimated to be about $70 billion annually. Our operating results are largely dependent on the level of activity, financial condition and capital spending plans of the global railroad industry. Many factors influence the industry, including general economic conditions; rail traffic, as measured by freight tonnage and passenger ridership; government investment in public transportation; and investment in new technologies by freight and passenger rail systems. Customers outside of the U.S. accounted for about 40% of Wabtec’s sales in 2007.

In North America, railroads carry about 40% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. Although the railroads carry a wide variety of commodities and goods, coal is the single-largest item, representing about 40% of carloadings in 2007. Intermodal traffic—the movement of trailers or containers by rail in combination with another mode of transportation—has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits.

Outside of North America, many of the rail systems have historically been focused on passenger transit, rather than freight. In recent years, however, railroads in countries such as Australia, India and China have been investing capital to expand and improve both their freight and passenger rail systems. Throughout the world, many government-owned railroads are being sold to private owners, who often look to improve the efficiency of the rail system by investing in new equipment and new technologies. These investment programs represent additional opportunities for Wabtec to provide products and services.

Demand for our freight related products and services in North America is driven by a number of factors, including:

•

Rail traffic. The Association of American Railroads (AAR) compiles statistics that gauge the level of activity in the freight rail industry. Two important statistics are revenue ton-miles and carloadings, which are generally referred to as “rail traffic”. In 2006, railroads had a record year for ton-miles and carloadings. Compared to that record year, rail traffic was lower in 2007, with ton-miles decreasing by 1% and carloadings decreasing by 2.5%, mainly due to a slowing economy in the U.S.

•

Demand for new locomotives. Currently, the active locomotive fleet for Class I railroads in North America is about 23,000 units. The average number of new locomotives delivered over the past 10 years was about 1,100 annually. In 2007, about 1,375 new, heavy-haul locomotives were delivered, compared to about 1,250 in 2006.

•

Demand for new freight cars. Currently, the active freight car fleet in North America is about 1.3 million. The average number of new freight cars delivered over the past 10 years was about 53,000 annually. In 2007, about 63,000 new freight cars were delivered, compared to about 75,000 cars in 2006.

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

Demand for North American passenger transit products is driven by a number of factors, including:

•

Replacement, building and/or expansion programs of transit authorities. These programs are funded in part by U.S. federal, state and local government programs. In 2005, the U.S. federal government passed new legislation, known as SAFETEA-LU, which provides federal funding for transportation projects. The legislation authorizes funding of $45 billion from fiscal 2005 to fiscal 2009, with average annual increases of about 8%. The average annual number of new transit car deliveries over the past 10 years was about 600 units. In 2007, 662 transit vehicles were delivered compared to 738 in 2006.

•

Ridership levels. Ridership provides fare box revenues to transit authorities, which use the funds primarily for equipment and system maintenance. Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles increased about 2% in 2007, the fifth consecutive year that ridership has increased. Given the high price of gasoline, the transit industry expects ridership to continue growing.

Business Segments and Products

We provide our products and services through two principal business segments, the Freight Group and the Transit Group. The Freight Group primarily manufactures and services components for new and existing freight cars and locomotives, builds new switcher locomotives and rebuilds freight locomotives. The Transit Group primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives and refurbishes subway cars. Both business segments serve original equipment manufacturers (OEMs) and provide aftermarket sales and services, with the aftermarket accounting for about 50% of net sales. Some business units within the operating groups serve both freight rail and passenger transit rail customers. In 2007, the Freight Group accounted for 54% of our total net sales, and the Transit Group accounted for the remaining 46%. In 2007, the Freight Group generated 49% of its net sales from the aftermarket and 51% of its net sales from the OEMs. The Transit Group generated 53% of its net sales from the aftermarket and 47% of its net sales from OEMs. A summary of our leading product lines across both of our business segments is outlined below.

•	Braking equipment and related components

•	Brake assemblies

•	Draft gears, couplers and slack adjusters

•	Air compressors and dryers

•	Railway electronics, including train control systems, event recorders, monitoring equipment and end of train devices

•	Friction products, including brake shoes

•	Rail and bus door assemblies

•	Heat exchangers and cooling systems

•	Commuter and switcher locomotives

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

We have become a leader in the rail industry by capitalizing on the strength of our existing products, technological capabilities and new product innovation. Our new product development effort has focused on electronic technology for brakes and controls. Over the past several years, we introduced a number of significant new products including electronic brakes and train control equipment that encompasses onboard digital data and global positioning communication protocols. In 2007, for example, the Federal Railroad Administration (FRA) approved the use of our Electronic Train Management System®, which offers safety benefits to the rail industry. The Transit Group also focuses on new product development and has introduced a number of new products during the past several years. Supported by our technical staff of over 450 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers. We currently own over 1,300 active patents worldwide and over 500 U.S. patents. During the last three years, we have filed for more than 260 patents worldwide in support of our new and evolving product lines.

For additional information on our business segments, see Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Competitive Strengths

Our key strengths include:

•

Leading market positions in core products. Dating back to 1869 and George Westinghouse’s invention of the air brake, we are an established leader in the development and manufacture of pneumatic braking equipment for freight and passenger transit vehicles. We have leveraged our leading position by focusing on research and engineering to expand beyond pneumatic braking components to supplying integrated parts and assemblies for the locomotive through the end of the train. We are a recognized leader in the development and production of electronic recording, measuring and communications systems, highly engineered compressors and heat exchange systems for locomotives and a leading manufacturer of freight car components, including electronic braking equipment, draft gears, brake shoes and electronic end-of-train devices. We are also the leading manufacturer of commuter locomotives and a leading provider of complete door assemblies, lifts and ramps, and couplers for passenger and transit vehicles.

•

Breadth of product offering with a stable mix of OEM and aftermarket business. We believe that our substantial installed base of products to the OEMs is a significant competitive advantage for providing products and services to the aftermarket because end-users often look to purchase safety and performance-related replacement parts from the original supplier. In addition, we believe our product portfolio is one of the broadest in the rail industry, as we offer a wide selection of quality parts, components and assemblies across the entire train. Over the last several years, about 50% of our total net sales have come from our aftermarket products and services business.

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

•	Competitive advantages. We believe that there are a number of company and industry specific factors that represent meaningful competitive advantages for the Company:

•

Proprietary product offering. We have an established record of product improvements and new product development. We have assembled a wide range of patented products, which we believe provides us with a competitive advantage. We currently own over 1,300 active patents worldwide and over 500 U.S. patents. During the last three years, we have filed for more than 260 patents worldwide in support of our new and evolving product lines.

•

Substantial installed base. We believe our installed base presents a competitive advantage in both the new product market and the aftermarket. As OEMs and Class I railroad operators attempt to modernize fleets with new products designed to improve and maintain safety and efficiency, these products must be designed to be interoperable with existing equipment. We believe our dedicated research and development staff and comprehensive product offering enables us to leverage our installed base to maintain our leadership position with OEMs and the Class I railroads. Similarly, we believe our substantial installed base makes us a preferred supplier in the aftermarket, as end-users typically prefer to source performance and safety-related replacement parts and service from the original product supplier.

•

Regulatory nature of the rail industry. Oversight of the U.S. rail industry is governed by the AAR and by the FRA. These groups mandate rigorous manufacturer certification and new product testing and approval processes that we believe are difficult for new entrants to meet cost-effectively and efficiently without the scale and extensive experience we possess.

•

Experienced management team. Our executive management team has over 100 years of combined experience with the Company. The team implemented numerous initiatives that enabled us to manage the cyclical downturn in the rail supply market in 2001 and 2002. These initiatives include the Wabtec Performance System (WPS), an ongoing program that focuses on “lean manufacturing” principles and continuous improvement across all aspects of our business, including product development. As a result of these initiatives, our management team has improved our cost structure, operating leverage and financial flexibility and placed us in an excellent position to benefit from growth opportunities.

Business strategy

Using the Wabtec Performance System (WPS), we strive to generate sufficient cash to invest in our growth strategies, as outlined below. Through WPS, we believe we can build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through WPS and employee-directed initiatives such as Kaizen, a Japanese-developed team concept, we continuously strive to improve quality, delivery and productivity, and to reduce costs. These efforts enable us to streamline processes, improve product quality and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. Over time, we expect these lean initiatives to enable us to increase operating margins, which would improve cash flow and strengthen our ability to invest in the following growth strategies:

•

Expand globally and into new product markets. We believe that international markets represent a significant opportunity for future growth. In 2007, sales to non-US customers increased to $537.4 million, including export sales from the Company’s U.S. operations of $239.7 million. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees, and joint ventures with railway suppliers having a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, China, India, Russia, South Africa, and select areas within Europe and South America. In addition, we have opportunities to sell certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy. These products include heat exchangers and friction materials.

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

•

Seek acquisitions, joint ventures and alliances. We are exploring acquisition, joint venture and alliance opportunities using a disciplined, selective approach and certain financial criteria. We will be focused on looking for companies that will help Wabtec to grow profitably, while helping to dampen any impact from potential cycles in the North American rail industry.

Recent Acquisitions

In 2006 and 2007, Wabtec completed three acquisitions in support of its growth strategies. On June 8, 2007, the Company acquired 100% of the stock of Ricon Corporation (Ricon), a manufacturer of a variety of electro-mechanical wheelchair lifts and ramps and anti-graffiti windows for $73.6 million. On December 1, 2006, the Company acquired 100% of the stock of Becorit GmbH (Becorit), a manufacturer of a variety of brake shoes, pads and friction linings for passenger transit cars, freight cars and locomotives, and friction products for industrial markets such as mining and wind power generation for $51.3 million. On October 6, 2006, the Company acquired 100% of the stock of Schaefer Equipment, Inc. (Schaefer), a manufacturer of a variety of forged components for body-mounted and truck-mounted braking systems for $36.7 million.

Backlog

The Company’s backlog remained at $1.0 billion at Dec. 31, 2007 as additional contracts booked in the Transit Group offset a reduction in backlog for the Freight Group.

In 2007, over 50% of our sales came from aftermarket orders. Aftermarket orders typically carry lead times of less than 30 days, so they are not recorded in backlog for a significant period of time. As such, the Company’s backlog is mostly an indicator of future original equipment sales, primarily for the Transit Group, not expected aftermarket activity.

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

The backlog of firm customer orders as of December 31, 2007, and December 31, 2006, and the expected year of completion are as follows.

In thousands	Total Backlog 12/31/07	Expected Delivery		Total Backlog 12/31/06	Expected Delivery
		2008	Other Years		2007	Other Years
Freight Group	$224,917	$153,738	$71,179	$261,794	$192,818	$68,976
Transit Group	796,251	378,691	417,560	779,357	346,837	432,520

Total	$1,021,168	$532,429	$488,739	$1,041,151	$539,655	$501,496

Engineering and Development

To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2007, 2006, and 2005, we invested about $37.4 million, $32.7 million and $32.8 million, respectively, on product development and improvement activities. Approximately 40% of these costs comprise activities devoted to new product development in any given year. These engineering and development expenditures, in total, represent about 2.8%, 3.0% and 3.2% of net sales for the same periods, respectively. Sometimes we conduct specific research projects in conjunction with universities, customers and other railroad product suppliers.

Our engineering and development program is largely focused upon train control and new braking technologies, with an emphasis on applying electronics to traditional pneumatic equipment. Electronic braking has been used in the transit industry for years, and freight railroads are beginning to conduct pilot programs to test its reliability and benefits. Freight railroads have generally been slower to accept the technology due to issues over interoperability, connectivity and durability. We are proceeding with efforts to enhance the major components for existing hard-wired braking equipment and development of new electronic technologies for the freight railroads.

We use our Product Development System (PDS) to develop and monitor new product programs. The system requires the product development team to follow consistent steps throughout the development process, from concept to launch, to ensure the product will meet customer expectations and internal profitability targets.

Intellectual Property

We have more than 1,300 active patents worldwide. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property.

Certain trademarks, among them the name WABCO®, were acquired or licensed from American Standard Inc., now known as Trane, in 1990 at the time of our acquisition of the North American operations of the Railway Products Group of Trane. Other trademarks have been developed through the normal course of business, or acquired as a part of our ongoing merger and acquisition program.

We have entered into a variety of license agreements as licensor and licensee. We do not believe that any single license agreement is of material importance to our business or either of our business segments as a whole.

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

In 2007, about 40% of our sales were to customers outside the U.S. and to more than 100 countries throughout the world. About 50% of our sales were in the aftermarket, with the rest of our sales to OEMs of locomotives, freight cars, subway vehicles and buses.

Our top customers can change from year to year. For the fiscal year ended December 31, 2007, our top five customers, Electro-Motive Diesel, Greater Toronto Transit Authority (GO Transit), GE Transportation Systems, Trinity Industries, and Alstom, accounted for 23% of our net sales in 2007. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.

Competition

We believe that we hold approximately a 50% market share in North America for our primary braking-related equipment and a leading market position in North America for most of our other product lines. On a global basis, our market shares are generally much smaller. We operate in a highly competitive marketplace. Price competition is strong because we have a relatively small number of customers and they are very cost-conscious.

In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery, and customer service and support.

Our principal competitors vary to some extent across product lines, but most competitors tend to be privately held companies. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG, is our principal overall OEM competitor. Our competition for locomotive, freight and passenger transit service and repair is primarily from the railroads’ and passenger transit authorities’ in-house operations, Electro-Motive Diesel, GE Transportation Systems, and New York Air Brake/Knorr. We believe our key strengths, which include leading market positions in core products, breadth of product offering with a stable mix of OEM and aftermarket business, leading design and engineering capabilities, significant barriers to entry and an experienced management team enable us to compete effectively in this marketplace.

Employees

At December 31, 2007, we had 6,023 full-time employees, approximately 37% of whom were unionized. A majority of the employees subject to collective bargaining agreements are within North America and these agreements generally extend through 2008, 2009, and 2010. We consider our relations with our employees and union representatives to be good, but cannot assure that future contract negotiations will be favorable to us.

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

We are dependent upon key customers.

We rely on several key customers who represent a significant portion of our business. Our top customers can change from year to year. For the fiscal year ended December 31, 2007, our top five customers, Electro-Motive Diesel, Greater Toronto Transit Authority (GO Transit), GE Transportation Systems, Trinity Industries, and Alstom, accounted for 23% of our net sales in 2007. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with us. In addition, many of our customers place orders for products on an as needed basis and operate in cyclical industries. As a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers, and may be subject to delays and cancellations. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.

Our business operates in a highly competitive industry.

We operate in a competitive marketplace and face substantial competition from a limited number of established competitors in the United States and abroad, some of which may have greater financial resources than we do. Price competition is strong and, coupled with the existence of a number of cost conscious purchasers, has historically limited our ability to increase prices. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. There can be no assurance that competition in one or more of our markets will not adversely affect us and our results of operations.

We intend to pursue acquisitions, joint ventures and alliances that involve a number of inherent risks, any of which may cause us not to realize anticipated benefits.

One aspect of our business strategy is to selectively pursue acquisitions, joint ventures and alliances that we believe will improve our market position, and provide opportunities to realize operating synergies. These transactions involve inherent risks and uncertainties, any one of which could have a material adverse effect on our business and results of operations, including:

•	difficulties in achieving identified financial and operating synergies, including the integration of operations, services and products;

•	diversion of Management’s attention from other business concerns;

•	the assumption of unknown liabilities; and

•	unanticipated changes in the market conditions, business and economic factors affecting such an acquisition.

We cannot assure that we will be able to consummate any future acquisitions, joint ventures or other business combinations. If we are unable to identify suitable acquisition candidates or to consummate strategic acquisitions, we may be unable to fully implement our business strategy, and our business and results of operations may be adversely affected as a result. In addition, our ability to engage in strategic acquisitions will be dependent on our ability to raise substantial capital, and we may not be able to raise the funds necessary to implement our acquisition strategy on terms satisfactory to us, if at all.

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

The railway industry historically has been subject to significant fluctuations due to overall economic conditions, the use of alternate methods of transportation and the levels of federal, state and local government spending on railroad transit projects. In economic downturns, railroads have deferred, and may defer, certain expenditures in order to conserve cash in the short term. Reductions in freight traffic may reduce demand for our replacement products.

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

In fiscal year 2007, about 40% of our consolidated net sales were to customers outside of the U.S. and we intend to continue to expand our international operations in the future. We currently conduct our international operations through a variety of wholly and majority-owned subsidiaries and joint ventures in Australia, Canada, China, France, Germany, India, Italy, Mexico, Spain, South Africa, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:

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

It is Management’s belief that the potential range of loss for asbestos-related bodily injury cases is not reasonably determinable at present due to a variety of factors, including: (1) the limited asbestos case settlement history of the Company’s wholly owned subsidiary, RFPC; (2) the unpredictable nature of personal injury litigation in general; and (3) the uncertainty of asbestos litigation in particular. Despite this uncertainty, and although the results of the Company’s operations and cash flows for any given period could be adversely affected by asbestos-related lawsuits, Management believes that the final resolution of the Company’s asbestos-related cases will not be material to the Company’s overall financial position, results of operations and cash flows. In general, this belief is based upon: (1) Wabtec’s and RFPC’s limited history of settlements and dismissals of asbestos-related cases to date; (2) the inability of many plaintiffs to establish any exposure or causal relationship to RFPC’s product; and (3) the inability of many plaintiffs to demonstrate any identifiable injury or compensable loss.

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

We warrant the workmanship and materials of many of our products. Accordingly, we are subject to a risk of product liability or warranty claims in the event that the failure of any of our products results in personal injury or death, or does not conform to our customers’ specifications. In addition, in recent years, we have introduced a number of new products for which we do not have the same level of historical warranty experience. Although we have not had any material product liability or warranty claims made against us and we currently maintain liability insurance coverage, we cannot assure that product liability claims, if made, would not exceed our insurance coverage limits or that insurance will continue to be available on commercially acceptable terms, if at all. The possibility exists for these types of warranty claims to result in costly product recalls, significant repair costs and damage to our reputation.

Labor disputes may have a material adverse effect on our operations and profitability.

We collectively bargain with labor unions that represent approximately 37% of our employees. Our current collective bargaining agreements generally extend through 2008, 2009, and 2010. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.

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

At December 31, 2007, we have total debt of $150.3 million. If it becomes necessary to access our available borrowing capacity under the Refinancing Credit Agreement, along with carrying the $150 million 6 7/8% senior notes, being indebted could have important consequences to us. For example, it could:

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

The indenture for our $150 million 6 7/8% senior notes due in 2013 and our Refinancing Credit Agreement contain various covenants that limit our Management’s discretion in the operation of our businesses.

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

In 2006 and 2007, we completed the acquisition of 100% of the stock of Schaefer, Becorit, and Ricon for a combined $161.6 million, net of cash received. Although we believe that the acquisitions will improve our market position and realize positive operating results, including operating synergies, operating expense reductions and overhead cost savings, we cannot be assured that these improvements will be obtained. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:

•	the uncertainty that an acquired business will achieve anticipated operating results;

•	significant expenses to integrate;

•	diversion of Management’s attention;

•	departure of key personnel from the acquired business;

•	effectively managing entrepreneurial spirit and decision-making;

•	integration of different information systems;

•	unanticipated costs and exposure to unforeseen liabilities; and

•	impairment of assets.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

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

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Wilmerding, PA	Manufacturing/Service	Freight	Own	365,000	(1)
Lexington, TN	Manufacturing	Freight	Own	170,000
Jackson, TN	Manufacturing	Freight	Own	150,000
Chicago, IL	Manufacturing	Freight	Own	123,140
Warren, OH	Manufacturing	Freight	Own	102,650
Greensburg, PA	Manufacturing	Freight	Own	97,800
Germantown, MD	Manufacturing	Freight	Own	80,000
Kansas City, MO	Service Center	Freight	Lease	95,900
Columbia, SC	Service Center	Freight	Lease	40,250
Cedar Rapids, IA	Engineering	Freight	Lease	37,000
Racine, WI	Engineering/Office	Freight	Lease	32,500
Carson City, NV	Service Center	Freight	Lease	22,000
Harvey, IL	Service Center	Freight	Lease	19,200
Jackson, TN	Service Center	Freight	Lease	10,000
Boulder, CO	Engineering/Admin	Freight	Lease	3,400
Omaha, NE	Office	Freight	Lease	1,470
Boise, ID	Manufacturing	Freight /Transit	Own	326,000
Maxton, NC	Manufacturing	Freight /Transit	Own	105,000
Willits, CA	Manufacturing	Freight /Transit	Own	70,000
Panorama City, CA	Manufacturing	Transit	Lease	200,000
Spartanburg, SC	Manufacturing/Service	Transit	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit	Lease	115,570
Plattsburgh, NY	Manufacturing	Transit	Lease	64,000
Elmsford, NY	Service Center	Transit	Lease	28,000
Spartanburg, SC	Warehouse	Transit	Lease	20,000
Elkhart, IN	Warehouse	Transit	Lease	8,000
Sun Valley, CA	Service Center	Transit	Lease	4,000
Doraville, GA	Sales Office	Transit	Lease	1,720
San Pablo, CA	Office	Transit	Lease	550
New Castle, DE	Sales Office	Transit	Lease	400
Hillendale, MD	Sales Office	Transit	Lease	350
Glastonbury, CT	Engineering/Admin	Corporate	Lease	2,600
Mountaintop, PA	Vacant Land Available for Sale		Own	225,000

International
Stoney Creek (Ontario), Canada	Manufacturing/Service	Freight	Own	189,200
Wallaceburg (Ontario), Canada	Foundry	Freight	Own	117,600
San Luis Potosi, Mexico	Manufacturing	Freight	Own	73,100
Kolkata, India	Manufacturing	Freight	Lease	36,965
Lachine (Quebec), Canada	Service Center	Freight	Lease	17,000
Rydalmere, Australia	Office	Freight	Lease	14,786
Calgary (Alberta), Canada	Service Center	Freight	Lease	14,400
Beijing, China	Office	Freight	Lease	3,545
Shanghai, China	Office	Freight	Lease	1,245

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Doncaster, UK	Manufacturing/Service	Freight /Transit	Own	330,000
Wetherill Park, Australia	Manufacturing	Freight /Transit	Lease	70,600
Johannesburg, South Africa	Manufacturing	Freight /Transit	Lease	11,840
Avellino, Italy	Manufacturing/Office	Transit	Own	132,495
St. Laurent (Quebec), Canada	Manufacturing	Transit	Own	106,000
Recklinghausen, Germany	Manufacturing	Transit	Own	86,390
Sassuolo, Italy	Manufacturing	Transit	Lease	30,000
Droylsden, UK	Manufacturing/Office	Transit	Lease	22,500
Aachen, Germany	Office	Transit	Lease	1,130
Vierzon, France	Office	Transit	Lease	1,076
Derby, UK	Office	Transit	Lease	850
Barcelona, Spain	Office	Transit	Lease	110

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.

Item 3.	LEGAL PROCEEDINGS

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

Officers	Age	Position
Albert J. Neupaver	57	President and Chief Executive Officer
Alvaro Garcia-Tunon	55	Senior Vice President, Chief Financial Officer and Secretary
Anthony J. Carpani	55	Vice President, Group Executive
R. Mark Cox	39	Vice President, Corporate Development
Patrick D. Dugan	41	Vice President, Finance and Corporate Controller
Keith P. Hildum	45	Vice President and Treasurer
Charles F. Kovac	51	Vice President, Group Executive
Timothy J. Logan	54	Vice President, International Sales and Marketing
David M. Seitz	43	Vice President, Senior Counsel and Assistant Secretary
Scott E. Wahlstrom	44	Vice President, Human Resources
Timothy R. Wesley	46	Vice President, Investor Relations and Corporate Communications

Albert J. Neupaver was named President and Chief Executive Officer of the Company in February, 2006. Prior to joining Wabtec, Mr. Neupaver served in various positions at AMETEK, Inc., a leading global manufacturer of electronic instruments and electric motors. Most recently he served as President of its Electromechanical Group for nine years.

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

Charles F. Kovac was named Vice President, Group Executive in September 2007. Prior to joining Wabtec, Mr. Kovac served as General Manager of the Global Floor Care / Specialty Motors Division of AMETEK, Inc. since 2003. Prior to joining AMETEK, Inc., Mr. Kovac was Chief Operating Officer of The Teleios Group, LLC from 1999 to 2003.

Keith P. Hildum was named Vice President and Treasurer in October, 2006. He had been serving as Treasurer of the Company since 2001, and prior to that was Vice President, Finance and Administration – Railroad Operations. He has been with Wabtec since 1999, having held various positions with MotivePower Industries. Prior to MotivePower, Mr. Hildum was a Senior Manager with Deloitte & Touche.

Timothy J. Logan has been the Vice President, International Sales and Marketing since February 2008. He has been with the Company since August 1996, previously holding the positions of Vice President, International Marketing since September 2007 and Vice President, Group Executive since January 2006. Previously, from 1987 until August 1996, Mr. Logan was Vice President, International Operations for Ajax Magnethermic Corporation and from 1983 until 1987 he was President of Ajax Magnethermic Canada, Ltd.

David M. Seitz was promoted to Vice President, Senior Counsel and Assistant Secretary in January 2008. He had served as Senior Counsel and Assistant Secretary of Wabtec since 2000 and was appointed as an executive officer in 2006. Prior to joining Wabtec, Mr. Seitz was General Attorney and Assistant Secretary at Transtar, Inc., and had also been an electrical engineer with Westinghouse Electric Company.

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

The Common Stock of the Company is listed on the New York Stock Exchange. As of February 26, 2008, there were 48,690,845 shares of Common Stock outstanding held by 942 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

2007	High	Low	Dividends
First Quarter	$35.00	$28.40	$0.01
Second Quarter	$40.02	$33.46	$0.01
Third Quarter	$41.99	$34.78	$0.01
Fourth Quarter	$39.64	$32.46	$0.01

2006	High	Low	Dividends
First Quarter	$34.11	$26.06	$0.01
Second Quarter	$40.08	$30.53	$0.01
Third Quarter	$37.50	$24.75	$0.01
Fourth Quarter	$33.88	$26.72	$0.01

The Company’s credit agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

At the close of business on February 26, 2008, the Company’s Common Stock traded at $36.85 per share.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2007, of Wabtec’s common stock, (i) the S&P 500, (ii) and our peer group of manufacturing companies consisting of the following publicly traded companies: The Greenbrier Companies, Inc., L.B. Foster Company, Trinity Industries, Portec Rail Products, Inc. and Freight Car America, Inc.

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding.

During the third quarter of 2006, 502,400 shares were repurchased at an average price of $26.90 per share. During the fourth quarter of 2006, 171,500 shares were repurchased at an average price of $31.13 per share. No shares were purchased during the first quarter of 2007. During the second quarter of 2007, the Company repurchased 92,700 shares of Wabtec stock at an average price of $36.87 per share. During the third quarter of 2007, the Company repurchased 38,500 shares of Wabtec stock at an average price of $36.22 per share. During the fourth quarter of 2007, the Company repurchased 378,600 shares of Wabtec stock at an average price of $34.50 per share. All purchases were on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
September 30, 2007 to October 27, 2007	—	$—	—	$26,309,778
October 28, 2007 to November 24, 2007	130,900	34.72	130,900	21,760,656
November 25, 2007 to December 31, 2007	247,700	34.38	247,700	13,237,418

Total	378,600	$34.50	378,600	$13,237,418

On February 20, 2008 the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares.

Item 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
In thousands, except per share amounts	2007	2006	2005	2004	2003
Income Statement Data
Net sales	$1,360,088	$1,087,620	$1,034,024	$822,018	$717,924
Gross profit (1)	369,619	296,777	259,646	205,164	189,450
Operating expenses (2)	(189,878)	(166,626)	(157,717)	(149,077)	(138,973)

Income from operations	$179,741	$130,151	$101,929	$56,087	$50,477

Interest expense, net	$(3,637)	$(2,177)	$(9,358)	$(12,210)	$(11,781)
Other expense, net	(3,650)	(1,417)	(3,055)	(1,020)	(3,654)
Income from continuing operations	109,387	86,494	57,685	32,096	22,252
Income (loss) from discontinued operations (net of tax) (3)	183	(1,690)	(1,909)	349	451

Net income (4)	$109,570	$84,804	$55,776	$32,445	$22,703

Diluted Earnings per Common Share
Income from continuing operations	$2.23	$1.76	$1.21	$0.70	$0.51
Net income (4)	$2.23	$1.73	$1.17	$0.71	$0.52

Cash dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04

Fully diluted shares outstanding	49,141	49,108	47,595	45,787	43,974

	Year Ended December 31,
In thousands, except per share amounts	2007	2006	2005	2004	2003
Balance Sheet Data
Total assets	$1,158,702	$972,842	$836,357	$713,396	$656,305
Cash	234,689	187,979	141,365	95,257	70,328
Total debt	150,250	150,000	150,000	150,107	190,225
Shareholders’ equity	617,268	469,889	379,207	312,426	248,293

(1)	In 2006, includes $6.3 million charge for restructuring and other expenses.
(2)	In 2006, includes $541,000 charge for restructuring and other expenses. In 2004, includes $3.2 million charge for a litigation ruling.
(3)	In 2006, includes $1.7 million relating to the sale of a non-core product division of Rütgers Rail, S.p.A. In 2005, includes $1.6 million relating to the liquidation of the bus door joint venture in China.
(4)	Includes the items noted above, as well as the following: In 2007 and 2006, a tax benefit of $3.1 million and $5.3 million, respectively, was recognized related to deferred taxes, primarily due to the reversal of previously established valuation allowances on deferred tax assets. In 2006, 2004, and 2003, tax benefits of $700,000, $4.9 million, and $2.7 million were recognized, respectively, primarily related to resolving certain tax issues from prior years that have been closed from further regulatory examination.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 12 countries. In 2007, about 40% of the Company’s revenues came from customers outside the U.S.

Management Review and Outlook

Wabtec’s long-term financial goals are to generate free cash flow in excess of net income, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls, and increase revenues through a focused growth strategy, including global and market expansion, new products and technologies, aftermarket products and services, and acquisitions. In addition, Management evaluates the Company’s short-term operational performance through measures such as quality and on-time delivery.

The Company monitors a variety of factors and statistics to gauge market activity. The freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotive and freight cars. Growth in the U.S. economy slowed in 2007, which led to a slight decrease in rail traffic during the year. Deliveries of new locomotives increased about 10% during the year, in part due to strong international demand for U.S.-built locomotives. The Company expects demand for new locomotives to remain strong in 2008. Deliveries of new freight cars decreased about 15% in 2007, due in part to the decrease in rail traffic. Only about 20% of the Company’s revenues are directly related to deliveries of new freight cars. At Dec. 31, 2007, the industry backlog of freight cars ordered was 75,860, compared to 85,826 at the end of the prior year.

The North American transit rail industry is primarily driven by government spending and ridership, which increased 8% and 2%, respectively, in 2007.

In 2008, the Company expects conditions to remain generally favorable in its freight rail and passenger transit rail markets. Demand for new locomotives is expected to be slightly higher than in 2007, while demand for new freight cars is expected to be lower. In the passenger transit rail market, the Company believes that increases in ridership and federal funding will continue to have a positive effect on the demand for new equipment and aftermarket parts. In addition, the Company has a strong backlog of transit-related projects, some of which are expected to generate increased revenues in 2008.

In 2008 and beyond, we will continue to face many challenges, including increased costs for raw materials, higher costs for medical and insurance premiums, and foreign currency fluctuations. In addition, we face general economic risks, as well as the risk that our customers could curtail spending on new and existing equipment. Risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. For the years ended December 31, 2007 and 2006, Wabtec recorded charges of $3.6 million and $6.8 million, respectively. Total charges for restructuring and other expenses recorded to date have been $10.4 million, comprised of the $2.9 million for employee severance costs associated for approximately 330 salaried and hourly employees; $4.1 million of pension and postretirement benefit curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to the Wallaceburg facility. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of December 31, 2007, $1.2 million of this amount had been paid.

For the year ended December 31, 2007, additional severance, pension, and asset impairment charges of $1.5 million were recorded related to other Canadian operations. All but $276,000 of these costs were paid as of December 31, 2007.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In millions	2007	2006	2005
Net sales	$1,360.1	$1,087.6	$1,034.0
Cost of sales	(990.5)	(790.8)	(774.4)

Gross profit	369.6	296.8	259.6
Selling, general and administrative expenses	(148.5)	(130.3)	(121.7)
Engineering expenses	(37.4)	(32.7)	(32.7)
Amortization expense	(4.0)	(3.6)	(3.3)

Total operating expenses	(189.9)	(166.6)	(157.7)

Income from operations	179.7	130.2	101.9
Interest expense, net	(3.6)	(2.2)	(9.3)
Other expense, net	(3.6)	(1.4)	(3.1)

Income from continuing operations before income taxes	172.5	126.6	89.5
Income tax expense	(63.1)	(40.1)	(31.8)

Income from continuing operations	109.4	86.5	57.7
Discontinued operations (net of tax)	0.2	(1.7)	(1.9)

Net income	$109.6	$84.8	$55.8

2007 COMPARED TO 2006

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2007	2006	Percent Change
Net sales	$1,360,088	$1,087,620	25.1%
Income from operations	179,741	130,151	38.1%
Net income	109,570	84,804	29.2%

Net sales increased by $272.5 million to $1,360.1 million in 2007 from $1,087.6 million in 2006. The increase is primarily due to internal growth from increased sales of $69.4 million for locomotives, $30.3 million for refurbishing transit cars, $38.1 million for heat exchangers, $20.6 million for contracts related to transit authorities, and $99.4 million from acquisitions completed in the fourth quarter of 2006 and second quarter of 2007. Offsetting those increases was a decrease of $22.3 million in our Freight segment primarily related to lower industry deliveries of freight cars. The Company did realize a net sales improvement of $22.7 million due to foreign exchange but net earnings are mostly not impacted by foreign exchange.

Net income for 2007 was $109.6 million or $2.23 per diluted share. Net income for 2006 was $84.8 million or $1.73 per diluted share. Net income improved primarily due to sales increases and higher operating margins.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	For the year ended December 31,
In thousands	2007	2006
Freight Group	$734,173	$709,353
Transit Group	625,915	378,267

Net sales	$1,360,088	$1,087,620

Freight Group sales increased by $24.8 million or 3.5% due to increased sales from heat exchangers of $38.1 million, sales of $18.0 million from an acquisition completed in the fourth quarter of 2006, and a net sales improvement of about $1.6 million due to foreign exchange. Offsetting these increases were decreases of $14.0 million in locomotive component, repair and refurbishment services, and decreases of $22.3 million primarily related to lower industry deliveries of freight cars. Transit Group sales increased by $247.7 million or 65.5% due to increased commuter locomotive sales of $83.4 million, increased sales of $41.7 million related to refurbishment of transit cars, contracts related to transit authorities of $20.4 million, sales of $81.4 million from acquisitions completed in the fourth quarter of 2006 and second quarter of 2007, and a net sales improvement of about $21.1 million due to foreign exchange.

Gross profit Gross profit increased to $369.6 million in 2007 compared to $296.8 million in 2006. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In 2007, gross profit, as a percentage of sales, was 27.2% compared to 27.3% in 2006. The gross profit percentage was flat due to the changing mix of revenues from Freight to Transit as Transit margins tend to be lower than Freight. This was offset by ongoing efficiency and cost saving initiatives. In 2007, restructuring plan expenses of $5.5 million were recorded in cost of sales. 2007 gross profit, as a percentage of sales, excluding these charges, would have been 27.6%. In 2006, restructuring plan expenses of $6.3 million were recorded in cost of sales. 2006 gross profit, as a percentage of sales, excluding these charges, would have been 27.9%.

The provision for warranty expense was $180,000 less in 2007 compared to 2006. The warranty reserve increased at December 31, 2007 compared to December 31, 2006 by $4.9 million due to $4.7 million from an acquisition completed in the second quarter of 2007.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2007	2006	Percent Change
Selling, general and administrative expenses	$148,437	$130,294	13.9%
Engineering expenses	37,434	32,701	14.5%
Amortization expense	4,007	3,631	10.4%

Total operating expenses	$189,878	$166,626	14.0%

Selling, general, and administrative expenses increased $18.1 million in 2007 compared to 2006 mostly due to the acquisitions that were completed during the fourth quarter of 2006 and second quarter of 2007. In addition, during 2007, the Company recorded a provision of $4.4 million for the settlement with Bombardier (see Note 18 of “Notes to Condensed Consolidated Financial Statements”). Engineering expenses increased by $4.7 million in 2007 compared to 2006 mostly due to those same acquisitions. Total operating expenses were 14.0% and 15.3% of sales for 2007 and 2006, respectively.

Income from operations Income from operations totaled $179.7 million (or 13.2% of sales) in 2007 compared to $130.2 million (or 12.0% of sales) in 2006. Income from operations improved primarily due to sales increases and higher operating margins.

Interest expense, net Interest expense, net increased $1.4 million in 2007 compared to 2006 primarily due to the Company’s overall lower cash balances, resulting in lower interest income.

Other expense, net The Company recorded foreign exchange expense of $3.2 million and $1.1 million, respectively, in 2007 and 2006, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 36.6% and 31.7% in 2007 and 2006, respectively. The increase in effective tax rate is primarily the result of the Company’s 2007 adoption of FIN 48 as well as the reversal of certain valuation allowances in 2006. Approximately $3.1 million and $5.3 million of tax benefits were recognized in 2007 and 2006, respectively, related to the reversal of deferred tax valuation allowances.

Net income Net income for 2007 increased $24.8 million, compared to 2006. Net income improved primarily due to sales increases and higher operating margins.

2006 COMPARED TO 2005

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2006	2005	Percent Change
Net sales	$1,087,620	$1,034,024	5.2%
Income from operations	130,151	101,929	27.7%
Net income	84,804	55,776	52.0%

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

Freight Group sales increased by $32.3 million or 4.8% due to increased sales from heat exchangers of $20.1 million, increased sales from electronics of $20.0 million, increased sales of $22.0 million related to higher orders from freight car customers, and sales of $6.7 million from an acquisition completed in the fourth quarter of 2006. Offsetting these increases were volume decreases of about $30 million due to lower industry sales of intermodal cars. Transit Group sales increased by $21.3 million or 6.0% due to increased sales from contracts to build locomotives of about $27 million and contracts related to transit authorities of $9.9 million. Offsetting these increases was a decrease of sales of $16.0 million for certain U.K. operations primarily related to overhaul contracts.

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

The provision for warranty expense was $3.1 million higher in 2006 compared to 2005, which negatively impacted gross profit. Part of the increase is due to $1.8 million of 2005 benefits from the reduction of specific reserves for certain overhaul contracts and transit door components which were deemed to be no longer necessary. Also, specific reserves of $1.4 million were established in 2006 for bus door components for our North America operations. Overall, our warranty reserve increased at December 31, 2006 compared to December 31, 2005 by $1.2 million.

The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2006	2005	Percent Change
Selling, general and administrative expenses	$130,294	$121,696	7.1%
Engineering expenses	32,701	32,762	(0.2)%
Amortization expense	3,631	3,259	11.4%

Total operating expenses	$166,626	$157,717	5.6%

Operating expenses. Operating expenses increased $8.9 million in 2006 as compared to 2005. These expenses were 15.3% of sales for 2006 and 2005. The increase is primarily due to an increase of $5.9 million in 2006 related to stock-based compensation expense as well as incremental costs associated with higher sales volumes. The increase in stock-based compensation expense in 2006 is primarily a result of the adoption of Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 (R)). In addition, 2006 operating expenses included $657,000 related to our 2006 acquisitions that occurred in the fourth quarter.

Income from operations. Income from operations totaled $130.2 million (or 12.0% of sales) in 2006 compared with $101.9 million (or 9.9% of sales) in 2005. Higher operating income resulted primarily from higher sales and improved operating performance in 2006.

Interest expense, net. Interest expense decreased 76.7% in 2006 as compared to 2005 primarily due to the Company’s lower debt level during 2006 and higher interest income due to improved cash balances.

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

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2007	2006	2005
Cash provided by (used for):
Operating activities	$142,509	$151,027	$84,321
Investing activities	(93,536)	(104,762)	(57,607)
Financing activities:
Debt paydown	(657)	—	(129)
Stock repurchase	(17,888)	(18,874)	—
Other	5,560	17,067	27,904

Operating activities. Cash provided by operations in 2007 was $142.5 million as compared to $151.0 million in 2006. This $8.5 million decrease was the result of increased earnings offset by certain changes in operating assets and liabilities. Net income for the Company increased $24.8 million primarily as a result of increased sales and higher operating margins. Accounts receivable decreased operating cash flows by $77.2 million due to large customer receivables collected for certain locomotive contracts in 2006. Accounts payable provided cash of $40.1 million due to increased purchases for new businesses. Accrued liabilities used cash of $9.3 million as the result of applying customer deposits against customer contract revenue in 2007. Other assets and liabilities used cash of $782,000.

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

Investing activities. In 2007 and 2006, cash used in investing activities was $93.5 million and $104.8 million, respectively. In 2007, Wabtec acquired 100% of the stock of Ricon Corporation for $73.6 million, net of cash received. In 2006, Wabtec acquired 100% of the stock of Schaefer Equipment and Becorit for $36.3 million and $50.9 million, respectively, net of cash received. In 2005, Wabtec acquired the assets of Rutgers Rail S.p.A. for $35.9 million, net of cash received. Capital expenditures were $20.4 million, $20.9 million, and $22.7 million in 2007, 2006 and 2005, respectively. In 2006, the Company sold a non-core division for $1.4 million.

Financing activities. In 2007, cash used by financing activities was $13.0 million, which included $7.5 million of proceeds from the exercise of stock options and other benefit plan activity, offset by $1.9 million of dividend payments and $17.9 million for the repurchase of 509,800 shares of stock. In 2006, cash used by financing activities was $1.8 million compared to cash provided by financing activities of $27.8 million in 2005.

The following table shows outstanding indebtedness at December 31, 2007 and 2006.

	December 31,
In thousands	2007	2006
6.875% senior notes, due 2013	$150,000	$150,000
Capital Leases	250	—

Total	150,250	150,000
Less—current portion	73	—

Long-term portion	$150,177	$150,000

Cash balance at December 31, 2007 and 2006 was $234.7 million and $188.0 million, respectively.

Refinancing Credit Agreement. In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At December 31, 2007, the Company had available bank borrowing capacity, net of $59.1 million of letters of credit, of approximately $115.9 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during 2007 or 2006.

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

6.875% Senior Notes Due August 2013. In August 2003, the Company issued $150 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The principal balance is due in full at maturity.

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

Effects of Inflation

In general, inflation has not had a material impact on the Company’s results of operations. Some of our labor contracts contain negotiated salary and benefit increases and others contain cost of living adjustment clauses, which would cause our labor cost to automatically increase if inflation were to become significant. However, higher costs of metals have reduced gross margin. Other areas of higher costs include medical benefits for active and certain retired employees.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2007:

In thousands	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating activities:
Purchase obligations (1)	$53,270	$49,807	$742	$2,721	$—
Operating leases (2)	27,236	6,911	9,106	5,387	5,832
Pension benefit payments (3)	—	11,820	24,191	19,914	—
Postretirement benefit payments (4)	—	2,624	5,364	5,103	—
Financing activities:
Interest payments (5)	61,879	10,313	20,625	20,625	10,316
Long-term debt (6)	150,250	73	133	44	150,000
Dividends to shareholders (7)	—	—	—	—	—
Investing activities:

In thousands	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Capital projects (8)	23,825	23,825	—	—	—
Other:
Standby letters of credit (9)	59,105	56,713	2,392	—	—

Total		$162,086	$62,553	$53,794

(1)	Purchase obligations for the purposes of this disclosure have been defined as a contractual obligation that is in excess of $100,000 annually, and $200,000 in total.
(2)	Future minimum payments for operating leases are disclosed by year in Note 15 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(3)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute about $6.7 million to pension plan investments in 2008. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(4)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Postretirement payments are based on actuarial estimates using current assumptions for discount rates and health care costs. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(5)	Interest payments are payable January and July of each year at 6 7/8% of $150 million Senior Notes due in 2013.
(6)	Scheduled principal repayments of outstanding loan balances are disclosed in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(7)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $1.9 million.
(8)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2008 budget amount was approved at the December 2007 Board of Directors meeting.
(9)	The Company has $59.1 million in outstanding letters of credit for performance and bid bond purposes, which expire in various dates through 2010.

The above table does not reflect uncertain tax positions of $17.2 million, the timing of which are uncertain except for $509,000 that may become payable during 2008. Refer to Note 11 to the Consolidated Financial Statements for additional information on uncertain tax positions.

Obligations for operating activities. The Company has entered into $53.3 million of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $10.4 million and $7.8 million in 2007 and 2006, respectively. Benefits paid for post retirement plans were $2.2 million in 2007 and in 2006.

Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments, interest payments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $1.9 million annually.

The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2007 initial value of performance bonds issued on the Company’s behalf is about $105.1 million.

Obligations for investing activities. The Company typically spends approximately $15 million to $25 million a year for capital expenditures, primarily related to facility expansion efficiency and modernization, health and safety, and environmental control. The Company expects annual capital expenditures in the future will be within this range.

Forward Looking Statements

We believe that all statements other than statements of historical facts included in this report, including certain statements under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure that our assumptions and expectations are correct.

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;

•	demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment;

•	fluctuations in interest rates and foreign currency exchange rates; or

•	availability of credit;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of acquisitions; or

•	the development and use of new technology;

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations; or

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounts Receivable and Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts to cover anticipated losses on uncollectible accounts receivable.	The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.	If our estimates regarding the collectability of troubled accounts, and/or our actual losses within our receivable portfolio exceed our historical experience, we may be exposed to the expense of increasing our allowance for doubtful accounts.

Inventories:

Inventories are stated at the lower of cost or market.	Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead.	If the market value of our products were to decrease due to changing market conditions, the Company could be at risk of incurring the cost of additional reserves to adjust inventory value to a market value lower than stated cost.

Inventory is reviewed to ensure that an adequate provision is recognized for excess, slow moving and obsolete inventories.	The Company compares inventory components to prior year sales history and current backlog and anticipated future requirements. To the extent that inventory parts exceed estimated usage and demand, a reserve is recognized to reduce the carrying value of inventory. Also, specific reserves are established for known inventory obsolescence.	If our estimates regarding sales and backlog requirements are inaccurate, we may be exposed to the expense of increasing our reserves for slow moving and obsolete inventory.

Goodwill and Indefinite-Lived Intangibles:

Goodwill and indefinite-lived intangibles are required to be tested for	We use a combination of a guideline public company market approach and a	Management considers historical experience and all available information

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
impairment at least annually. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill).	discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes.

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

Income Taxes:

As a global company, Wabtec records an estimated liability or benefit for income and other taxes based on what it determines will likely be paid in various tax jurisdictions in which it operates in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

The estimate of our tax obligations are uncertain because Management must use judgment to estimate the exposures associated with our various filing positions, as well as realization of our deferred tax assets.

During 2007, the Company adopted FIN 48 which establishes a recognition and measurement threshold to determine the amount of tax benefit that should be recognized related to uncertain tax positions. See Note 11 to the consolidated financial statements for additional analysis.

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

Revenue Recognition:

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Revenue is recognized in accordance with Staff Accounting Bulletins (SABs) 101, “Revenue Recognition in Financial Statements” and 104 “Revision of Topic 13.”	Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.	Should market conditions and customer demands dictate changes to our standard shipping terms, the Company may be impacted by longer than typical revenue recognition cycles.

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

Interest Rate Risk

In the ordinary course of business, we are exposed to risks that increases in interest rates may adversely affect funding costs associated with variable-rate debt. There was no outstanding variable rate debt at December 31, 2007 and 2006.

Foreign Currency Exchange Risk

We occasionally enter into several types of financial instruments for the purpose of managing our exposure to foreign currency exchange rate fluctuations in countries in which we have significant operations. As of December 31, 2007, we had several such instruments outstanding to hedge currency rate fluctuation in 2008

The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis.

At December 31, 2006, the Company had forward contracts for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2006, the Company had forward contracts with a notional value of $48 million CAD (or $42.7 million U.S.) with an average exchange rate of $0.89 USD per $1 CAD, resulting in the recording of a current liability of $1.3 million and a corresponding offset in accumulated other comprehensive loss of $825,000, net of tax. During 2007, these foreign currency forward contracts were settled.

At December 31, 2007, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €2.3 million Euro (or $3.1 million USD), with an average exchange rate of $1.32 USD per €1 Euro. These forward contracts are used to mitigate the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. Since the Company does not treat these derivatives as hedges, the change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. In 2007, the Company recorded a fair value gain in the amount of $315,000.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2007, approximately 60% of Wabtec’s net sales were to the United States, 12% to Canada, 3% to Mexico, 3% to Australia, 2% to Germany, 11% to the United Kingdom, and 9% in other international locations. (See Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report).

Our market risk exposure is not substantially different from our exposure at December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 became effective for Wabtec on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the impact of adopting this statement.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 has resulted in a $2.7 million reduction to the beginning balance of retained earnings, reported as a change in accounting principle. At the adoption date of January 1, 2007, the liability for income taxes associated with uncertain tax positions was $13.5 million, of which $8.0 million, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2007, the liability for income taxes associated with uncertain tax positions was $17.2 million, of which $10.6 million, if recognized, would favorably affect the Company’s effective income tax rate. The $3.7 million increase in unrecognized tax benefits during the year ended December 31, 2007 primarily relates to the filing of amended returns. The Company includes interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, the Company accrued interest and penalties of approximately $1.7 million and $1.1 million, respectively, related to uncertain tax positions. Due to the increase in unrecognized tax benefits identified above, the Company has accrued additional interest and penalties related to uncertain tax positions during the year ended December 31, 2007. The total interest and penalties accrued as of December 31, 2007 are approximately $3.3 million and $1.8 million, respectively.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting these statements.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent public accountants.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2007. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.

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

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2008, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007. Information relating to the executive officers of the Company is set forth in Part I.

Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

This table provides aggregate information as of December 31, 2007 concerning equity awards under Wabtec’s compensation plans and arrangements.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,009,494	$14.61	2,328,898
Equity compensation plans not approved by shareholders	—	—	—

Total	1,009,494	$14.61	2,328,898

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

			Page
(a)

	(1)	Financial Statements and Reports on Internal Control

		Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	44

		Report of Independent Registered Public Accounting Firm	45

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	46

		Consolidated Balance Sheets as of December 31, 2007 and 2006	48

		Consolidated Statements of Operations for the three years ended December 31, 2007, 2006 and 2005	49

		Consolidated Statements of Cash Flows for the three years ended December 31, 2007, 2006 and 2005	50

		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2007, 2006 and 2005	51

		Notes to Consolidated Financial Statements	52

	(2)	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts	86

			Filing Method
(b)
		Exhibits

	2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	5

	3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

	3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007	10

	4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	7

	4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	7

	4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	7

	4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	7

	10.1	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

	10.2	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

	10.3	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.4	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.5	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.6	License Agreement dated as of December 31, 1993 between SAB WABCO Holdings B.V. and the Company	2

10.7	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.8	Westinghouse Air Brake Company 1995 Stock Incentive Plan, as amended	4

10.9	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	12

10.10	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.11	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.12	Common Stock Registration Rights Agreement dated as of March 5, 1997 among the Company, Harvard, AIP and the Voting Trust	3

10.13	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended.	12

10.14	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	6

10.15	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association dated January 12, 2004	8

10.16	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004.	9

10.17	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004.	9

10.18	Employment Agreement with Albert J. Neupaver, dated February 1, 2006.	11

10.19	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006.	11

10.20	Stock Purchase Agreement, by and among Wabtec Holding Company, certain shareholders of Schaefer Manufacturing, Inc. and CCP Limited Partnership, dated October 6, 2006.	13

10.21	Share Purchase Agreement, by and between BBA Holding Deutschland GmbH and Westinghouse Air Brake Technologies Corporation, dated November 27, 2006 (Exhibits and Schedules omitted, but will be provided to the Commission upon request).	15

10.22	Amendment No. 3 to Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association, dated as of February 23, 2007	14

10.23	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin.	16

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).
3	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.
4	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.
5	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).
6	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.
7	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).
8	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003.
9	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.
10	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 13, 2007.
11	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
12	Filed as an Annex to the Company’s Schedule 14A Proxy Statement filed on April 13, 2006.
13	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
14	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
15	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.
16	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

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

Management has excluded Ricon Corporation (Ricon) from its assessment of internal controls over financial reporting as of December 31, 2007 because Ricon was acquired by the Company in a purchase business combination effective June 8, 2007. Ricon is a wholly owned subsidiary whose total assets and net sales represents 8.1% and 2.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included in Exhibits 31 and 32 in the Company’s 10-K. In addition, in 2007, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

By	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver, President, Chief Executive Officer and Director

By	/S/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon, Senior Vice President, Chief Financial Officer and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note 11 to the consolidated financial statements, for the year ended December 31, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”. As explained in Note 10 to the consolidated financial statements, at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88,106 and 132(R)”. As explained in Note 13 to the consolidated financial statements, for the year ended December 31, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ricon Corporation, which is included in the 2007 consolidated financial statements of Westinghouse Air Brake Technologies Corporation and constituted 8.1% of total assets as of December 31, 2007 and 2.7% of net sales for the year then ended. Our audit of internal control over financial reporting of Westinghouse Air Brake Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Ricon Corporation.

In our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Westinghouse Air Brake Technologies Corporation and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
February 22, 2008

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and par value	2007	2006
Assets
Current Assets
Cash and cash equivalents	$234,689	$187,979
Accounts receivable	222,235	177,345
Inventories	175,977	145,481
Deferred income taxes	24,766	24,773
Other	8,100	11,613

Total current assets	665,767	547,191
Property, plant and equipment	417,157	390,178
Accumulated depreciation	(234,720)	(211,869)

Property, plant and equipment, net	182,437	178,309
Other Assets
Goodwill	232,593	173,251
Other intangibles, net	58,673	44,494
Deferred income taxes	4,316	16,588
Other noncurrent assets	14,916	13,009

Total other assets	310,498	247,342

Total Assets	$1,158,702	$972,842

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$137,226	$92,624
Accrued income taxes	3,625	4,491
Customer deposits	67,291	75,537
Accrued compensation	30,519	26,297
Accrued warranty	14,390	10,305
Commitments and contingencies	785	602
Other accrued liabilities	41,399	33,935

Total current liabilities	295,235	243,791
Long-term debt	150,177	150,000
Reserve for postretirement and pension benefits	53,539	74,511
Deferred income taxes	9,834	15,014
Commitments and contingencies	1,159	1,775
Accrued warranty	7,924	7,094
Other long-term liabilities	23,566	10,768

Total liabilities	541,434	502,953
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,698,344 and 48,250,776 outstanding at December 31, 2007 and 2006, respectively	662	662
Additional paid-in capital	320,928	314,752
Treasury stock, at cost, 17,476,423 and 17,923,991 shares, at December 31, 2007 and 2006, respectively	(238,131)	(232,823)
Retained earnings	524,538	419,603
Accumulated other comprehensive income (loss)	9,271	(32,305)

Total shareholders’ equity	617,268	469,889

Total Liabilities and Shareholders’ Equity	$1,158,702	$972,842

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
In thousands, except per share data	2007	2006	2005
Net sales	$1,360,088	$1,087,620	$1,034,024
Cost of sales	(990,469)	(790,843)	(774,378)

Gross profit	369,619	296,777	259,646
Selling, general and administrative expenses	(148,437)	(130,294)	(121,696)
Engineering expenses	(37,434)	(32,701)	(32,762)
Amortization expense	(4,007)	(3,631)	(3,259)

Total operating expenses	(189,878)	(166,626)	(157,717)
Income from operations	179,741	130,151	101,929
Other income and expenses
Interest expense, net	(3,637)	(2,177)	(9,358)
Other expense, net	(3,650)	(1,417)	(3,055)

Income from continuing operations before income taxes	172,454	126,557	89,516
Income tax expense	(63,067)	(40,063)	(31,831)

Income from continuing operations	109,387	86,494	57,685
Income (loss) from discontinued operations (net of tax)	183	(1,690)	(1,909)

Net income	$109,570	$84,804	$55,776

Earnings Per Common Share
Basic
Income from continuing operations	$2.25	$1.79	$1.23
Income (loss) from discontinued operations	0.01	(0.04)	(0.04)

Net income	$2.26	$1.75	$1.19

Diluted
Income from continuing operations	$2.23	$1.76	$1.21
Loss from discontinued operations	—	(0.03)	(0.04)

Net income	$2.23	$1.73	$1.17

Weighted average shares outstanding
Basic	48,530	48,322	46,845
Diluted	49,141	49,108	47,595

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2007	2006	2005
Operating Activities
Net income	$109,570	$84,804	$55,776
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	29,140	25,304	24,998
Stock-based compensation expense	11,252	9,191	3,302
Deferred income taxes	(2,278)	4,125	13,850
Excess income tax benefits from exercise of stock options	(2,098)	(4,382)	—
Discontinued operations	(232)	1,425	1,598
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(31,568)	45,669	(53,580)
Inventories	(14,317)	(17,811)	(8,516)
Accounts payable	32,759	(7,359)	(6,012)
Accrued income taxes	13,513	3,179	1,564
Accrued liabilities and customer deposits	(4,308)	5,024	51,156
Other assets and liabilities	1,076	1,858	185

Net cash provided by operating activities	142,509	151,027	84,321
Investing Activities
Purchase of property, plant and equipment	(20,419)	(20,942)	(22,662)
Proceeds from disposal of property, plant and equipment	127	1,933	975
Acquisitions of businesses, net of cash acquired	(73,642)	(87,201)	(35,916)
Discontinued operations	398	1,448	(4)

Net cash used for investing activities	(93,536)	(104,762)	(57,607)
Financing Activities
Repayments of other borrowings	(657)	—	(129)
Stock repurchase	(17,888)	(18,874)	—
Proceeds from treasury stock from stock based benefit plans	5,406	14,630	29,804
Excess income tax benefits from exercise of stock options	2,098	4,382	—
Cash dividends	(1,944)	(1,945)	(1,900)

Net cash (used for) provided by financing activities	(12,985)	(1,807)	27,775
Effect of changes in currency exchange rates	10,722	2,156	(8,381)

Increase in cash	46,710	46,614	46,108
Cash, beginning of year	187,979	141,365	95,257

Cash, end of year	$234,689	$187,979	$141,365

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands, except per share data	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004		$662	$286,694	$(248,021)	$282,868	$(9,777)	$312,426
Cash dividends ($0.04 dividend per share)					(1,900)		(1,900)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			7,515	22,538			30,053
Net income	$55,776				55,776		55,776
Translation adjustment	(8,297)					(8,297)	(8,297)
Unrealized losses on foreign exchange contracts, net of $(1,556) tax	(2,708)					(2,708)	(2,708)
Additional minimum pension liability, net of $(3,531) tax	(6,143)					(6,143)	(6,143)

Total comprehensive income	$38,628

Balance, December 31, 2005		$662	$294,209	$(225,483)	$336,744	$(26,925)	$379,207
Cash dividends ($0.04 dividend per share)					(1,945)		(1,945)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			7,702	11,310			19,012
Stock-based Compensation			8,967	224			9,191
Reclass of stock liability			3,874				3,874
Net income	$84,804				84,804		84,804
Translation adjustment	12,504					12,504	12,504
Unrealized losses on foreign exchange contracts, net of $(978) tax	(1,702)					(1,702)	(1,702)
Additional minimum pension liability, net of $2,424 tax	6,752					6,752	6,752

Stock Repurchase				(18,874)			(18,874)
Total comprehensive income	$102,358

Adjustment to initially apply SFAS 158, net of $(14,889) tax						(22,934)	(22,934)

Balance, December 31, 2006		$662	$314,752	$(232,823)	$419,603	$(32,305)	$469,889
Adjustment to Beginning Retained Earnings due to adoption of FIN 48					(2,691)		(2,691)
Cash dividends ($0.04 dividend per share)					(1,944)		(1,944)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			(5,076)	12,580			7,504
Stock-based Compensation			11,252				11,252
Net income	$109,570				109,570		109,570
Translation adjustment	29,554					29,554	29,554
Unrealized gains on foreign exchange contracts, net of $475 tax	825					825	825
Change in pension and post retirement benefit plans, net of $7,008 tax	11,197					11,197	11,197

Stock Repurchase				(17,888)			(17,888)
Total comprehensive income	$151,146

Balance, December 31, 2007		$662	$320,928	$(238,131)	$524,538	$9,271	$617,268

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 12 countries. In 2007, about 40% of the Company’s revenues came from customers outside the U.S.

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

Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $4.6 million and $3.6 million as of December 31, 2007 and 2006, respectively.

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

Warranty Costs Warranty costs are accrued based on Management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $10.4 million, $10.6 million and $7.8 million for 2007, 2006 and 2005, respectively. Warranty reserves were $22.3 million and $17.4 million at December 31, 2007 and 2006, respectively.

Income Taxes Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws. The provision for income taxes includes federal, state and foreign income taxes.

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

Pro Forma Effect Prior to the Adoption of SFAS 123 (R) The Company’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown below if compensation expense had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”.

In thousands, except per share	For the year Ended December 31, 2005
Net income
As reported	$55,776
Additional stock based compensation under FAS 123, net of tax	1,135

Pro forma	54,641

Basic earnings per share
As reported	$1.19
Pro forma	1.17
Diluted earnings per share
As reported	$1.17
Pro forma	1.15

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

At December 31, 2006, the Company had forward contracts for the sale of U.S. Dollars (USD) and the purchase of Canadian Dollars (CAD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2006, the Company had forward contracts with a notional value of $48 million CAD (or $42.7 million U.S.) with an average exchange rate of $0.89 USD per $1 CAD, resulting in the recording of a current liability of $1.3 million and a corresponding offset in accumulated other comprehensive loss of $825,000, net of tax. During 2007, these foreign currency forward contracts were settled.

At December 31, 2007, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €2.3 million Euro (or $3.1 million USD), with an average exchange rate of $1.32 USD per €1 Euro. These forward contracts are used to mitigate the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. Since the Company does not treat these derivatives as hedges, the change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. In 2007, the Company recorded a fair value gain in the amount of $315,000.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange intercompany transaction losses recognized in income were $3.2 million, $1.1 million and $3.3 million for 2007, 2006 and 2005, respectively.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $9.5 million, $6.5 million, and $4.9 million at December 31, 2007, 2006 and 2005, respectively.

Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2007, 2006 and 2005.

Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.

Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2007, 2006 and 2005, the Company incurred costs of approximately $37.4 million, $32.7 million and $32.8 million, respectively.

Employees As of December 31, 2007, approximately 37% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective through 2008, 2009, and 2010. Agreements expiring in 2008 cover approximately 14% of the Company’s workforce.

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

Recent Accounting Pronouncements In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 became effective for Wabtec on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the impact of adopting this statement.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 has resulted in a $2.7 million reduction to the beginning balance of retained earnings, reported as a change in accounting principle. At the adoption date of January 1, 2007, the liability for income taxes associated with uncertain tax positions was $13.5 million, of which $8.0 million, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2007, the liability for income taxes associated with uncertain tax positions was $17.2 million, of which $10.6 million, if recognized, would favorably affect the Company’s effective income tax rate. The $3.7 million increase in unrecognized tax benefits during the year ended December 31, 2007 primarily relates to the filing of amended returns. The Company includes interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, the Company accrued interest and penalties of approximately $1.7 million and $1.1 million, respectively, related to uncertain tax positions. Due to the increase in unrecognized tax benefits identified above, the Company has accrued additional interest and penalties related to uncertain tax positions during the year ended December 31, 2007. The total interest and penalties accrued as of December 31, 2007 are approximately $3.3 million and $1.8 million, respectively.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting these statements.

3.	ACQUISITIONS AND DISCONTINUED OPERATIONS

On June 8, 2007, the Company acquired 100% of the stock of Ricon Corporation (Ricon), a manufacturer of a variety of electro-mechanical wheelchair lifts and ramps and anti-graffiti windows. The purchase price was $73.6 million resulting in preliminary additional goodwill of $49.7 million, of which none will be deductible for tax purposes. Included in the purchase price of $73.6 million is $6.5 million related to an escrow deposit, which may be released to the Company for working capital adjustments or indemnity claims in accordance with the purchase and escrow agreements. On October 6, 2006, the Company acquired 100% of the stock of Schaefer Equipment, Inc. (Schaefer), a manufacturer of a variety of forged components for body-mounted and truck-mounted braking systems. The purchase price was $36.7 million, net of cash received, resulting in additional goodwill of $24.8 million, of which none will be deductible for tax purposes. On December 1, 2006, the Company acquired 100% of the stock of Becorit GmbH (Becorit), a manufacturer of a variety of brake shoes, pads and friction linings for passenger transit cars, freight cars and locomotives, and friction products for industrial markets such as mining and wind power generation. The purchase price was $51.3 million, net of cash received, resulting in additional goodwill of $32.2 million, of which none will be deductible for tax purposes. On February 1, 2005, the Company completed the acquisition of the assets of Rütgers Rail S.p.A, a business with operations in Italy, Germany, France and Spain. The company formed to hold the purchased assets of Rütgers Rail S.p.A. is named CoFren S.r.l. (“CoFren”). CoFren is a manufacturer of brake shoes, disc pads and interior trim components for rail applications in Europe. The purchase price was $35.9 million, net of cash received, resulting in additional goodwill of $5.7 million, of which none will be deductible for tax purposes.

Operating results have been included in the consolidated statement of operations from the acquisition date forward.

For the Ricon acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

In thousands	June 8, 2007
Current assets	$21,200
Property, plant & equipment	3,000
Goodwill and other intangible assets	71,300
Other assets	100

Total assets acquired	95,600
Total liabilities assumed	(22,000)

Net assets acquired	$73,600

Of the preliminary allocation of $21.6 million of acquired intangible assets, exclusive of goodwill, $9.7 million was assigned to the trade name, $9.3 million was assigned to customer relationships, $1.8 million was assigned to patents, and $760,000 was assigned to customer backlog. The trade name is considered to have an infinite useful life while the customer relationships and patents average useful life is 10 years.

The following unaudited pro forma financial information presents income statement results as if all the acquisitions listed above had occurred January 1, 2006:

	For the year ended December 31,
In thousands, except per share	2007	2006
Net sales	1,388,127	1,206,554
Gross profit	377,695	337,323
Net income	108,862	92,752
Diluted earnings per share
As reported	$2.23	$1.73
Pro forma	$2.22	$1.89

At March 31, 2006, the sale of a non-core product division was completed for approximately $1.4 million in cash, including a working capital adjustment of approximately $600,000 which was established with the buyer in the fourth quarter of 2006. The assets sold primarily included transit car interior products and services for customers located in Europe. This sale resulted in a loss of approximately $1.7 million including the working capital adjustment. This adjustment is subject to litigation and a resolution is expected sometime in late 2008.

At August 6, 2007, the sale of a joint venture in China was completed for approximately $398,000 in cash.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

	For the year ended December 31,
In thousands	2007	2006	2005
Net sales	$—	$2,600	$10,735
Income (loss) before income taxes	314	(1,504)	(2,616)
Income tax (expense) benefit	(131)	(186)	707
Income (loss) from discontinued operations	$183	$(1,690)	$(1,909)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the year ended December 31,
In thousands	2007	2006	2005
Interest paid during the year	$10,601	$10,713	$10,692
Income taxes paid during the year, net of amount refunded	49,841	33,065	9,506
Business acquisitions:
Fair value of assets acquired	$95,600	$119,000	$46,700
Liabilities assumed	22,000	26,900	10,100

	For the year ended December 31,
In thousands	2007	2006	2005
Cash paid	73,600	92,100	36,600
Less cash acquired	—	4,900	700

Net cash paid	$73,600	$87,200	$35,900

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the Refinancing Credit Agreement, as well as the 6 7/8 % Senior Notes currently outstanding.

During 2006, 673,900 shares were repurchased at an average price of $27.98 per share. During 2007, 509,800 shares were repurchased at an average price of $35.06 per share. All purchases were on the open market.

5.	RESTRUCTURING AND IMPAIRMENT CHARGES

Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. For the years ended December 31, 2007 and 2006, Wabtec recorded charges of $3.6 million and $6.8 million, respectively. Total charges for restructuring and other expenses recorded to date have been $10.4 million, comprised of the $2.9 million for employee severance costs associated for approximately 330 salaried and hourly employees; $4.1 million of pension and postretirement benefit curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to the Wallaceburg facility. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of December 31, 2007, $1.2 million of this amount had been paid.

For the year ended December 31, 2007, additional severance, pension, and asset impairment charges of $1.5 million were recorded related to other Canadian operations. All but $276,000 of these costs were paid as of December 31, 2007.

In 2005, the Company recorded restructuring charges of $800,000 relating to consolidating two Australian facilities into one For the years ended December 31, 2007 and 2006, an additional $505,000 was recorded, with a majority recorded during the second quarter of 2007. Total restructuring charges to date has been $1.3 million, consisting of severance costs of $797,000 for 14 employees, relocation and other costs of $452,000, and an asset impairment of $56,000. Most of these expenses have been paid as of December 31, 2007.

6.	INVENTORIES

The components of inventory, net of reserves, were:

	December 31,
In thousands	2007	2006
Raw materials	$68,542	$52,209
Work-in-process	71,282	64,229
Finished goods	36,153	29,043

Total inventories	$175,977	$145,481

7.	PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

	December 31,
In thousands	2007	2006
Machinery and equipment	$305,254	$284,884
Buildings and improvements	100,417	95,470
Land and improvements	9,346	7,686
Locomotive leased fleet	2,140	2,138

PP&E	417,157	390,178
Less: accumulated depreciation	(234,720)	(211,869)

Total	$182,437	$178,309

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Buildings and improvements	20 to 40
Machinery and equipment	3 to 15
Locomotive leased fleet	4 to 15

Depreciation expense was $25.1 million, $21.7 million, and $21.7 million for 2007, 2006 and 2005, respectively.

8.	INTANGIBLES

Goodwill and other intangible assets with indefinite lives are no longer amortized. Instead, they are subject to periodic assessments for impairment by applying a fair-value-based test. The fair value of these reporting units was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information.

Goodwill is $232.6 million and $173.3 million at December 31, 2007 and 2006, respectively. The change in the carrying amount of goodwill by segment for the year ended December 31, 2007 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2006	$112,991	$60,260	$173,251
Adjustment to preliminary purchase allocation	766	2,285	3,051
Acquisition	—	49,732	49,732
Foreign currency impact	1,072	5,487	6,559

Balance at December 31, 2007	$114,829	$117,764	$232,593

As of December 31, 2007 and 2006, the Company’s trademarks had a net carrying amount of $34.5 million and $24.0 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2007	2006
Patents and other, net of accumulated amortization of $25,620 and $27,305	$8,702	$9,245
Customer relationships, net of accumulated amortization of $1,320 and $387	15,450	11,239

Total	$24,152	$20,484

The weighted average useful lives of patents and customer relationships were 7 years and 13 years, respectively. Amortization expense for intangible assets was $3.9 million, $3.5 million, and $3.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2008	$3,508
2009	$3,207
2010	$2,227
2011	$2,158
2012	$2,089

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In thousands	2007	2006
6.875% senior notes, due 2013	$150,000	$150,000
Capital Leases	250	—

Total	150,250	150,000
Less—current portion	73	—

Long-term portion	$150,177	$150,000

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At December 31, 2007, the Company had available bank borrowing capacity, net of $59.1 million of letters of credit, of approximately $115.9 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during 2007 or 2006.

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

Capital Leases

Capital leases were acquired in the Ricon acquisition.

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

In thousands	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Deferred Income taxes	$1,700	$14,888	$16,588
Prepaid benefit cost	3,243	(3,243)	—
Intangible assets	4,378	(4,378)	—

Total Assets	$965,575	$7,267	$972,842

Reserve for postretirement benefits—current	$2,948	$—	$2,948
Reserve for postretirement benefits—long term	22,976	18,748	41,724
Reserve for pension benefits—long term	21,334	11,453	32,787

Total Liabilities	472,752	30,201	502,953
Accumulated other comprehensive loss	(9,371)	(22,934)	(32,305)
Total shareholders’ equity	492,823	(22,934)	469,889

Total Liabilities and Shareholders’ Equity	$965,575	$7,267	$972,842

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German, and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

The Company uses a December 31 measurement date for the U.S., Canadian and German plans. The U.K. plan uses an October 31 measurement date. The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

Obligations and Funded Status

	U.S.		International
In thousands	2007	2006	2007	2006
Change in projected benefit obligation
Obligation at beginning of year	$(48,406)	$(49,770)	$(129,494)	$(103,578)
Service cost	(320)	(354)	(3,638)	(3,658)
Interest cost	(2,710)	(2,675)	(6,992)	(5,645)
Employee contributions	—	—	(643)	(581)
Plan curtailments	—	—	(1,118)	(701)
Special termination benefits	—	—	(79)	—
Benefits paid	4,069	4,036	6,380	3,737
Expenses paid	—	—	351	384
Premiums paid	—	—	190	199
Acquisitions	—	—	—	(9,769)
Actuarial gain (loss)	1,812	357	6,498	(3,501)
Effect of currency rate changes	—	—	(13,643)	(6,381)

Obligation at end of year	$(45,555)	$(48,406)	$(142,188)	$(129,494)

Change in plan assets
Fair value of plan assets at beginning of year	$39,188	$36,590	$105,784	$83,700
Actual return on plan assets	2,425	4,174	5,821	12,740
Employer contributions	5,900	2,460	8,842	8,579

	U.S.		International
In thousands	2007	2006	2007	2006
Employee contributions	—	—	643	581
Benefits paid	(4,069)	(4,036)	(6,380)	(3,737)
Expenses paid	—	—	(351)	(384)
Premiums paid	—	—	(190)	(199)
Effect of currency rate changes	—	—	12,107	4,504

Fair value of plan assets at end of year	$43,444	$39,188	$126,276	$105,784

Funded status
Fair value of plan assets	$43,444	$39,188	$126,276	$105,784
Benefit obligations	(45,555)	(48,406)	(142,188)	(129,494)
Post-measurement date contributions and distributions	—	—	179	141

Funded Status	$(2,111)	$(9,218)	$(15,733)	$(23,569)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—	$2,240	$—
Current liabilities	—	—	(333)	—
Noncurrent liabilities	(2,111)	(9,218)	(17,640)	(23,569)

Net amount recognized	$(2,111)	$(9,218)	$(15,733)	$(23,569)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$(2,662)	$(2,891)
Prior service costs	(376)	(436)	(2,672)	(3,798)
Net actuarial loss	(19,141)	(21,647)	(19,333)	(22,585)

Net amount recognized	$(19,517)	$(22,083)	$(24,668)	$(29,274)

The aggregate accumulated benefit obligation for the U.S. pension plan was $45.1 million and $47.8 million as of December 31, 2007 and 2006, respectively.

	U.S.		International
In thousands	2007	2006	2007	2006
Information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$(45,555)	$(48,406)	$(11,257)	$(106,946)
Accumulated benefit obligation	(45,091)	(47,850)	(9,998)	(96,742)
Fair value of plan assets	43,444	39,188	—	85,148
Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$(45,555)	$(48,406)	$(90,783)	$(129,494)
Fair value of plan assets	43,444	39,188	72,631	105,784

Components of Net Periodic Benefit Costs

	U.S.			International
In thousands	2007	2006	2005	2007	2006	2005
Service cost	$320	$354	$341	$3,638	$3,658	$2,926
Interest cost	2,710	2,675	2,670	6,992	5,645	5,156
Expected return on plan assets	(3,237)	(2,912)	(2,866)	(7,685)	(5,889)	(5,057)
Amortization of initial net obligation	—	—	—	268	247	243
Amortization of prior service cost	59	59	170	463	640	627
Amortization of net loss	1,507	1,575	1,031	892	1,209	898
Curtailment loss recognized	—	—	—	2,546	1,368	—
Settlement loss recognized	—	—	—	306	71	—
Special termination benefit recognized	—	—	280	79	—	409

Net periodic benefit cost	$1,359	$1,751	$1,626	$7,499	$6,949	$5,202

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2007 are as follows:

In thousands	U.S.	International
Net gain arising during the year	$1,000	$4,857
Effect of exchange rates	—	(3,386)
Amortization, settlement, or curtailment recognition of net transition obligation	—	269
Amortization or curtailment recognition of prior service cost	59	1,668
Amortization or settlement recognition of net loss	1,507	1,198

Total recognized in other comprehensive income	$2,566	$4,606

Total recognized in net periodic benefit cost and other comprehensive income	$1,207	$(2,893)

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

	U.S.			International
	2007	2006	2005	2007	2006	2005
Discount rate	6.35%	5.80%	5.50%	5.61%	5.14%	5.07%
Expected return on plan assets	8.00%	8.00%	8.00%	7.17%	6.70%	6.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.83%	3.62%	3.68%

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

As of December 31, 2007 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2008.

In thousands	U.S.	International
Net transition obligation	$—	$268
Prior service cost	59	406
Net loss	1,295	821

	$1,354	$1,495

Pension Plan Assets

The composition of all plan assets consists primarily of equities, corporate bonds, governmental notes and temporary investments. This Plan’s target and actual asset allocations at the respective measurement dates for 2007 and 2006 by asset category are as follows:

	U.S.			International
	Target	2007	2006	Target	2007	2006
Equity securities	60%	59%	60%	52% - 74%	58%	63%
Debt securities	40%	40%	39%	27% - 42%	40%	34%
Other, including cash equivalents	0%	1%	1%	0% - 7%	2%	3%

	100%	100%	100%	100%	100%	100%

Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Pursuant to the Investment Policy for the U.S., the investment strategy is to use passive index funds managed by the Bank of New York. The Company is evaluating allocation policies for its international plans. Rebalancing of the asset allocation occurs on a quarterly basis.

Cash Flows

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements. The Company does not expect to contribute to the U.S. plan and expects to contribute $6.7 million to the international plans during 2008.

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2008	$3,779	$8,041
2009	3,785	8,222
2010	3,656	8,528
2011	3,599	5,793
2012	3,756	6,766
2013 through 2017	18,596	37,037

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

Obligations and Funded Status

	U.S.		International
In thousands	2007	2006	2007	2006
Change in projected benefit obligation
Obligation at beginning of year	$(37,872)	$(44,967)	$(6,800)	$(7,406)
Service cost	(228)	(434)	(124)	(256)
Interest cost	(2,048)	(2,247)	(271)	(377)
Plan amendments	—	3,182	3,058	—
Plan curtailments	—	—	568	721
Benefits paid	1,966	2,026	208	200
Acquisitions	—	(1,599)	377	—
Actuarial gain (loss)	5,710	6,167	(48)	339
Effect of currency rate changes	—	—	(908)	(21)

Obligation at end of year	$(32,472)	$(37,872)	$(3,940)	$(6,800)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	1,966	2,026	208	200
Benefits paid	(1,966)	(2,026)	(208)	(200)

	U.S.		International
In thousands	2007	2006	2007	2006
Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status
Fair value of plan assets	$—	$—	$—	$—
Benefit obligations	(32,472)	(37,872)	(3,940)	(6,800)

Funded status	$(32,472)	$(37,872)	$(3,940)	$(6,800)

Amounts recognized in the statement of financial position consist of:
Current liabilities	$(2,389)	$(2,743)	$(235)	$(205)
Noncurrent liabilities	(30,083)	(35,129)	(3,705)	(6,595)

Net amount recognized	$(32,472)	$(37,872)	$(3,940)	$(6,800)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$(47)	$(519)
Prior service credit	20,614	23,034	2,715	—
Net actuarial loss	(30,905)	(38,386)	(91)	(298)

Net amount recognized	$(10,291)	$(15,352)	$2,577	$(817)

Components of Net Periodic Benefit Cost

	U.S.			International
In thousands	2007	2006	2005	2007	2006	2005
Service cost	$228	$434	$698	$124	$256	$236
Interest cost	2,048	2,247	2,021	271	377	378
Amortization of initial net obligation	—	—	—	52	284	336
Amortization of prior service credit	(2,420)	(2,397)	(2,212)	(217)	—	—
Amortization of net loss (gain)	1,771	2,185	2,513	(6)	24	—
Curtailment loss (gain) recognized	—	—	8	(513)	826	148

Net periodic benefit cost	$1,627	$2,469	$3,028	$(289)	$1,767	$1,098

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2007 are as follows:

In thousands	U.S.	International
New prior service cost	$—	$3,058
Net gain arising during the year	5,710	246
Effect of exchange rates	—	123
Amortization, settlement, or curtailment recognition of net transition obligation	—	523
Amortization or curtailment recognition of prior service cost	(2,420)	(550)
Amortization or settlement recognition of net loss	1,771	(6)

Total recognized in other comprehensive income	$5,061	$3,394

Total recognized in net periodic benefit cost and other comprehensive income	$3,434	$3,683

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds.

	U.S.			International
	2007	2006	2005	2007	2006	2005
Discount rate	6.35%	5.80%	5.50%	5.50%	5.25%	5.00%

As of December 31, 2007 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2008.

In thousands	U.S.	International
Net transition obligation	$—	$29
Prior service credit	(2,420)	(460)
Net loss	1,516	14

	$(904)	$(417)

The assumed health care cost trend rate for the U.S. plans grades from an initial rate of 9.0% to an ultimate rate of 5.0% by 2011 and for international plans from 7.78% to 4.85% by 2013. A 1% increase in the assumed health care cost trend rate will increase the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $233,000 and $79,000, respectively, for 2008, and increase the service and interest cost components of the accumulated postretirement benefit obligation by approximately $4.0 million and $339,000, respectively. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $326,000 and $62,000, respectively, for 2008, and decrease the accumulated postretirement benefit obligation by approximately $3.2 million and $295,000, respectively.

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2008	$2,389	$235
2009	2,459	249
2010	2,394	262
2011	2,362	272
2012	2,196	273
2013 through 2017	10,980	1,554

Defined Contribution Plans

The Company also participates in certain defined contribution plans and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended December 31,
In thousands	2007	2006	2005
Multi-employer pension and health & welfare plans	$1,290	$1,219	$1,123
401(k) savings and other defined contribution plans	7,742	6,531	5,948

Total	$9,032	$7,750	$7,071

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2007 and 2006, the plan held on behalf of its participants about 509,000 shares with a market value of $17.5 million, and 562,000 shares with a market value of $17.1 million, respectively.

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

	For the year ended December 31,
In thousands	2007	2006	2005
Domestic	$133,428	$98,675	$45,954
Foreign	39,026	27,882	43,562

Income from continuing operations	$172,454	$126,557	$89,516

No provision has been made for U.S., state, or additional foreign taxes related to undistributed earnings of $140.8 million of foreign subsidiaries which have been or are intended to be permanently re-invested.

The consolidated provision for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2007	2006	2005
Current taxes
Federal	$46,144	$25,787	$6,384
State	5,265	1,951	1,212
Foreign	14,067	8,386	9,678

	$65,476	$36,124	$17,274
Deferred taxes
Federal	1,222	8,201	8,915
State	957	(2,651)	314
Foreign	(4,457)	(1,425)	4,621

	(2,278)	4,125	13,850

Total provision	$63,198	$40,249	$31,124

Consolidated income tax provision is included in the Statement of Income as follows:

	For the year ended December 31,
In thousands	2007	2006	2005
Continuing operations	$63,067	$40,063	$31,831
Income (loss) from discontinued operations	131	186	(707)

Total provision	$63,198	$40,249	$31,124

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on continuing operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2007	2006	2005
U. S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.6	2.1	1.4
Adjustment to prior year matters	0.6	(0.9)	—
Tax reserves	1.7	—	—
Change in valuation allowance	(1.8)	(4.2)	0.5
Deferred rate/balance adjustment	0.5	1.2	—
Foreign	(0.8)	(1.1)	0.1
Research and development credit	(2.0)	(0.5)	(0.6)
Other, net	0.8	0.1	(0.8)

Effective rate	36.6%	31.7%	35.6%

The effective income tax rate for 2007 includes a tax benefit for the release of a valuation allowance related to certain deferred state and foreign tax assets in the amount of $3.1 million based on Management’s determination that it is more likely than not that future taxable income will be sufficient to realize these assets. The overall effective income tax rate in 2006 includes a tax benefit for $5.3 million, which is primarily the release of a valuation allowance related to certain deferred state tax assets.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes. These deferred income taxes will be recognized as future tax benefits or costs when the temporary differences reverse.

Components of deferred tax assets and (liabilities) were as follows:

	December 31,
In thousands	2007	2006
Deferred income tax assets (liabilities):
Accrued expenses and reserves	$7,057	$5,822
Warranty reserve	5,940	6,625
Deferred comp/employee benefits	6,748	9,539
Pension and postretirement obligations	17,950	25,947
Inventory	4,228	(836)
Property, plant & equipment	(18,158)	(18,205)
Intangibles	(11,719)	(6,531)
State net operating loss	4,654	6,565
Foreign net operating loss	1,629	2,683
Tax credit carry forwards	1,118	601
Other	276	(42)

Gross deferred income tax assets	19,723	32,168
Valuation allowance	(475)	(5,821)

Total deferred income tax assets	$19,248	$26,347

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. State and foreign net operating loss carryforwards exist in the amount of $91.1 million and $5.7 million, respectively, and are set to expire in various periods from 2008 to 2027. A valuation allowance still exists and/or has been established for certain of these net operating loss carryforwards.

Federal tax credits of approximately $3.3 million related to Research and Experimentation credits and Foreign tax credits have been fully utilized in 2007. State tax credits of approximately $319,000 are available and consist of various Machinery & Equipment, Research and Experimentation, and Jobs related credits.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) – an interpretation of FASB Statement No. 109 on January 1, 2007.

At the adoption date of January 1, 2007, the liability for income taxes associated with uncertain tax positions was $13.5 million, of which $8.0 million, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2007, the liability for income taxes associated with uncertain tax positions was $17.2 million, of which $10.6 million, if recognized, would favorably affect the Company’s effective income tax rate. A reconciliation of the beginning and ending amount of the liability for income taxes associated with uncertain tax positions is as follows:

In thousands	Gross Liability for Uncertain Tax Positions
Beginning of year—January 1, 2007	$13,530
Gross increases—uncertain tax positions in prior periods	3,416
Gross decreases—uncertain tax positions in prior periods	(360)
Gross increases—current period uncertain tax positions	1,320
Gross decreases—audit settlements paid during year	(301)
Gross decreases—expiration of audit statute of limitations	(402)

End of year—December 31, 2007	$17,203

The Company includes interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, the Company accrued interest and penalties of approximately $1.7 million and $1.1 million, respectively, related to uncertain tax positions. Due to the increase in unrecognized tax benefits identified above, the Company has accrued additional interest and penalties related to uncertain tax positions during the year ended December 31, 2007. The total interest and penalties accrued as of December 31, 2007 are approximately $3.3 million and $1.8 million, respectively.

With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2003. The Internal Revenue Service is currently auditing the tax year ended December 31, 2004.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits may significantly change within the next twelve months. The approximate range is $3.2 million to $4.2 million based on the expiration of statutory review periods and current examinations.

12.	EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

	For the year ended December 31,
In thousands, except per share	2007	2006	2005
Basic
Income from continuing operations applicable to common shareholders	$109,387	$86,494	$57,685
Divided by:
Weighted average shares outstanding	48,530	48,322	46,845
Basic earnings from continuing operations per share	$2.25	$1.79	$1.23

Diluted
Income from continuing operations applicable to common shareholders	$109,387	$86,494	$57,685
Divided by the sum of:
Weighted average shares outstanding	48,530	48,322	46,845
Assumed conversion of dilutive stock-based compensation plans	611	786	750

Diluted shares outstanding	49,141	49,108	47,595
Diluted earnings from continuing operations per share	$2.23	$1.76	$1.21

Options to purchase approximately 4,400, 4,400, and 13,000 shares of Common Stock were outstanding in 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

13.	STOCK-BASED COMPENSATION PLANS

As of December 31, 2007, the Company maintains employee stock-based compensation plans for stock options, non-vested restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The 2000 Plan was amended effective February 16, 2006 to increase the maximum shares then available for future grants under the existing plan of 719,512 by 2,000,000 shares. As of December 31, 2007, shares available for future grants under the 2000 Plan is 2,096,898 shares. No awards may be made under the 2000 Plan subsequent to January 31, 2016. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

Stock-based compensation expense was $11.2 million, $9.2 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recognized associated tax benefits related to the stock-based compensation plans of $3.6 million, $3.4 million and $1.2 million for the respective periods. Included in the stock-based compensation expense for 2007 above is $878,000 of expense related to stock options, $3.8 million related to non-vested restricted stock, $6.1 million related to incentive stock awards, and $458,000 million related to awards issued for directors’ fees. At December 31, 2007, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock awards expected to vest totaled $10.8 million and will be recognized over a weighted average period of 1.1 years.

Stock Options Under the 2000 Plan, stock options are granted to eligible employees at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Generally, the options become exercisable over a three or four year vesting period and expire ten years from the date of grant.

The Directors Plan, as amended, authorizes a total of 500,000 shares of Common Stock to be issued. Generally, options issued under the plan become exercisable over a three-year vesting period and expire ten years from the date of grant. In addition, as compensation for directors’ fees, a total of 12,000 shares have been awarded to non-employee directors for the year ended December 31, 2007, 10,500 shares for the year ended December 31, 2006, and 10,500 shares for the year ended December 31, 2005. No awards may be made under the plan subsequent to October 31, 2016. The total number of shares issued under the plan as of December 31, 2007 was 268,000 shares.

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the years ended December 31:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2004	3,888,617	$13.47		$30,137
Granted	283,000	17.57		2,620
Exercised	(1,726,251)	12.84		(24,150)
Canceled	(241,301)	18.13		(2,099)

Outstanding at December 31, 2005	2,204,065	$13.98	5.9	$28,322
Granted	39,500	27.38		117
Exercised	(846,074)	15.29		(12,729)
Canceled	(21,837)	16.48		(303)

Outstanding at December 31, 2006	1,375,654	$13.52	5.8	$23,198
Granted	38,000	32.01		92
Exercised	(386,658)	12.11		(8,636)
Canceled	(17,502)	21.98		(218)

Outstanding at December 31, 2007	1,009,494	$14.61	5.2	$20,022

Exercisable at December 31, 2007	871,976	$13.33	4.9	$18,405

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2007	2006	2005
Dividend yield	.3%	.3%	.3%
Risk-free interest rate	4.7%	4.2%	4.3%
Stock price volatility	40.7	43.3	43.5
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the year	$11.94	$11.38	$7.28

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

Non-Vested Restricted Stock and Incentive Stock Awards Under the 2000 Plan, eligible employees are granted non-vested restricted stock that generally vest over three or four years from the date of grant. In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the maximum number of shares that may ultimately vest. As of December 31, 2007, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

The following table summarizes the non-vested restricted stock and incentive stock awards activity and related information for the years ended December 31:

	Non-Vested Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2004	—	229,000	$16.44
Granted	—	289,666	16.25
Vested	—	—	—
Canceled	—	—	—

Outstanding at December 31, 2005	—	518,666	$16.33
Granted	200,500	187,000	34.06
Vested	—	—	—
Canceled	(3,000)	(4,000)	23.16

Outstanding at December 31, 2006	197,500	701,666	$23.63
Granted	129,000	244,000	34.08
Vested	(22,500)	(210,843)	17.97
Canceled	(2,500)	(40,774)	21.37

Outstanding at December 31, 2007	301,500	694,049	$28.06

Compensation expense for the non-vested restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

Employee Stock Purchase Plan In 1998, the Company had adopted an employee discounted stock purchase plan (DSPP). The DSPP had 500,000 shares available for issuance. Participants could purchase the Company’s common stock at 85% of the lesser of fair market value on the first or last day of each offering period. The plan was terminated effective January 1, 2007.

14.	OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss) were:

	December 31,
In thousands	2007	2006
Foreign currency translation gain	$40,582	$11,028
Unrealized gains (losses) on foreign exchange contracts, net of tax of $(-) and $(474)	—	(825)
Additional minimum pension liability, net of tax of $(-) and $(12,708)	—	(19,574)
Adoption of SFAS 158, net of tax of $(-) and $(14,889)	—	(22,934)
Pension benefit plans and post retirement benefit plans, net of tax of $(20,588) and $(-)	(31,311)	—

Total accumulated other comprehensive income (loss)	$9,271	$(32,305)

15.	OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.

The Company has sold remanufactured locomotives to various financial institutions and leased them back under operating leases with terms from five to 20 years.

Total net rental expense charged to operations in 2007, 2006, and 2005 was $7.5 million, $6.8 million and $7.2 million respectively. Certain of the Company’s equipment rental obligations under operating leases pertain to locomotives, which are subleased to customers under both short-term and long-term agreements. The amounts above are shown net of sublease rentals of $1.5 million, $1.9 million and $2.9 million for the years 2007, 2006 and 2005, respectively.

Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

In thousands	Real Estate	Equipment	Sublease Rentals	Total
2008	$5,492	$3,182	$1,763	$6,911
2009	4,086	793	—	4,879
2010	3,766	461	—	4,227
2011	2,966	190	—	3,156
2012	2,087	144	—	2,231
2013 and after	5,672	160	—	5,832

16.	GUARANTEES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended December 31,
In thousands	2007	2006
Balance at beginning of period	$17,399	$16,158
Warranty expense	10,441	10,622
Acquisitions	5,293	243
Warranty payments	(10,819)	(9,624)

Balance at end of period	$22,314	$17,399

17.	PREFERRED STOCK

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2007 and 2006 there was no preferred stock issued or outstanding.

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

Under terms of the purchase agreement and related documents for the 1990 Acquisition, American Standard, Inc., now known as Trane (“Trane”), has indemnified the Company for certain items including, among other things, certain environmental claims the Company asserted prior to 2000. If Trane was unable to honor or meet these indemnifications, the Company would be responsible for such items. In the opinion of Management, Trane currently has the ability to meet its indemnification obligations.

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

The Company is subject to a RCRA Part B Closure Permit (“the Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Inc. (Boise, Idaho) facility. In compliance with the Permit, the Company has completed an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. An additional $970,000 was accrued in 2004 based on our refined estimates of ongoing monitoring costs. The Company reevaluated the reserve and reversed $280,000 to earnings in 2005. In total, the Company has accrued approximately $466,000 at December 31, 2007, the estimated remaining costs for remediation and monitoring. The Company was in compliance with the Permit at December 31, 2007.

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

Prior to the Company’s acquisition of Young Radiator, Young agreed to clean up alleged contamination on a prior production site in Mattoon, Illinois. The Company has completed the remediation of the site under the state’s voluntary cleanup program and is now in the process of obtaining closure certification for the site from the State of Illinois. The Company has accrued $13,000 at December 31, 2007 as its estimate of the obtaining the closure certification.

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

The Company believes the regulating authority is generally in agreement with the selected remediation approach and findings presented to-date. The Company has accrued approximately $132,000 at December 31, 2007 as its estimate of the remaining remediation costs.

The Company has other contingent obligations relating to certain sales leaseback transactions, for locomotives that were assumed in connection with the MotivePower merger in 1999, for which reserves of $1.3 million remain as of December 31, 2007.

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

While Wabtec does not believe that it has any material legal liability with regard to this matter, Management has pursued a commercial resolution with Bombardier that would be mutually beneficial to both parties. As a result of those discussions, the Company has reached a framework for a settlement which provides for Bombardier to receive payments based on certain sales with the Company, taking into account historical sales volume, and for the Company to be fully released from Bombardier’s claims and the assigned claims of Knorr and Amtrak. This arrangement would be in effect from 2007 to 2009, and would be subject to a maximum amount of $4.4 million in total assuming the corresponding level of sales was reached. The settlement and release arrangement, as described above, was finalized and signed on December 21, 2007. The Company recorded a provision of $2.5 million for this pending settlement in the first quarter of 2007. The Company recorded an additional $1.9 million for this pending settlement in the third quarter of 2007 to provide for payments that would be payable based on current sales levels. The total amount provided for this item as of December 31, 2007 is $4.4 million.

In March 2006, Management began an internal investigation related to business transactions conducted by a subsidiary, Pioneer Friction Limited (“Pioneer”), in West Bengal, India. Through an internal compliance review, Management discovered that disbursements were made which may be in violation of applicable laws and regulations. Pioneer is a fourth-tier subsidiary of Wabtec; two of the intermediate subsidiaries are Australian companies which are, in turn, owned by a U.S holding company. The Company has entered into a non-prosecution agreement with the United States Department of Justice and will pay an estimated penalty of $300,000. The Company has reached a civil settlement with the Securities and Exchange Commission and will pay a penalty of $377,000.

On October 18, 2007, Faiveley Transport Malmo AB filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. The components at issue are limited in number and used in the transit industry. On that same day, Faiveley also filed a related proceeding against the Company in the United States District Court for the Southern District of New York, requesting a preliminary injunction in aid of the arbitration. In both forums, Faiveley seeks to prevent the Company from manufacturing and selling the subject components until the arbitration panel decides Faiveley’s claim. In the arbitration, Faiveley also seeks an unspecified amount of damages. A motion by the Company to dismiss the federal court action on jurisdictional grounds was denied. The Company has appealed this decision and the appeal is pending. The Company denies Faiveley’s allegations and does not believe that it has any material legal liability in this matter; it will vigorously contest both proceedings.

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

Segment financial information for 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$734,173	$625,915	—	$1,360,088
Intersegment sales/(elimination)	17,720	936	(18,656)	—

Total sales	$751,893	$626,851	$(18,656)	$1,360,088

Income (loss) from operations	$126,530	$69,004	$(15,793)	$179,741
Interest expense and other	—	—	(7,287)	(7,287)

Income (loss) from continuing operations before income taxes	$126,530	$69,004	$(23,080)	$172,454

Depreciation and amortization	15,930	12,113	1,097	29,140
Capital expenditures	12,364	7,259	796	20,419
Segment assets	692,714	587,792	(121,804)	1,158,702

Segment financial information for 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$709,353	$378,267	—	$1,087,620
Intersegment sales/(elimination)	14,451	628	(15,079)	—

Total sales	$723,804	$378,895	$(15,079)	$1,087,620

Income (loss) from operations	$110,378	$32,495	$(12,722)	$130,151
Interest expense and other	—	—	(3,594)	(3,594)

Income (loss) from continuing operations before income taxes	$110,378	$32,495	$(16,316)	$126,557

Depreciation and amortization	15,854	7,562	1,888	25,304
Capital expenditures	15,389	4,779	774	20,942
Segment assets	606,286	352,108	14,448	972,842

Segment financial information for 2005 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$677,096	$356,928	—	$1,034,024
Intersegment sales/(elimination)	12,715	331	(13,046)	—

Total sales	$689,811	$357,259	$(13,046)	$1,034,024

Income (loss) from operations	$75,091	$35,550	$(8,712)	$101,929
Interest expense and other	—	—	(12,413)	(12,413)

Income (loss) from continuing operations before income taxes	$75,091	$35,550	$(21,125)	$89,516

Depreciation and amortization	15,108	7,257	2,633	24,998
Capital expenditures	16,319	5,825	518	22,662
Segment assets	558,277	279,050	(970)	836,357

The following geographic area data as of and for the years ended December 31, 2007, 2006 and 2005, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2007	2006	2005	2007	2006	2005
United States	$822,706	$717,536	$665,299	$104,660	$103,262	$100,012
Canada	158,312	114,309	110,957	21,063	24,035	29,407
Mexico	35,455	19,386	11,377	5,229	5,748	5,574
United Kingdom	153,702	98,062	108,019	6,857	6,527	6,162
Australia	43,267	44,329	42,993	6,105	4,512	2,926
Germany	24,474	7,724	2,854	18,329	15,089	23
Other international	122,172	86,274	92,525	20,194	19,136	17,497

Total	$1,360,088	$1,087,620	$1,034,024	$182,437	$178,309	$161,601

Export sales from the Company’s United States operations were $239.7 million, $134.0 million and $105.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Sales by product is as follows:

In thousands	2007	2006	2005
Brake Products	$458,010	$393,699	$367,381
Freight Electronics & Specialty Products	393,003	336,158	321,874
Remanufacturing, Overhaul & Build	329,607	218,969	202,517
Transit Products	142,806	106,317	111,094
Other	36,662	32,477	31,158

Total Sales	$1,360,088	$1,087,620	$1,034,024

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	2007		2006
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Foreign exchange contracts	315	315	(1,299)	(1,299)
6.875% senior notes	150,000	147,750	150,000	151,500

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

Balance Sheet for December 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$82,911	$10,004	$141,774	$—	$234,689
Accounts receivable	135	150,662	71,438	—	222,235
Inventories	—	108,958	67,019	—	175,977
Other current assets	24,703	3,530	4,633	—	32,866

Total current assets	107,749	273,154	284,864	—	665,767
Property, plant and equipment, net	2,493	100,806	79,138	—	182,437
Goodwill	7,980	151,297	73,316	—	232,593
Investment in Subsidiaries	1,311,343	223,145	59,850	(1,594,338)	—
Other intangibles, net	1,354	46,602	10,717	—	58,673
Other long term assets	(1,526)	693	20,065	—	19,232

Total assets	$1,429,393	$795,697	$527,950	$(1,594,338)	$1,158,702

Current liabilities	$1,576	$203,938	$89,721	$—	$295,235
Intercompany	608,282	(644,920)	36,638	—	—
Long-term debt	150,000	177	—	—	150,177
Other long term liabilities	52,267	13,445	30,310	—	96,022

Total liabilities	812,125	(427,360)	156,669	—	541,434
Stockholders’ equity	617,268	1,223,057	371,281	(1,594,338)	617,268

Total Liabilities and Stockholders’ Equity	$1,429,393	$795,697	$527,950	$(1,594,338)	$1,158,702

Balance Sheet for December 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$106,233	$(231)	$81,977	$—	$187,979
Accounts receivable	541	105,927	70,877	—	177,345
Inventories	—	85,449	60,032	—	145,481
Other current assets	30,431	2,086	3,869	—	36,386

Total current assets	137,205	193,231	216,755	—	547,191
Property, plant and equipment, net	2,588	100,676	75,045	—	178,309
Goodwill	7,980	100,615	64,656	—	173,251
Investment in Subsidiaries	993,453	151,861	59,906	(1,205,220)	—
Other intangibles, net	2,146	27,760	14,588	—	44,494
Other long term assets	11,444	4,532	13,621	—	29,597

Total assets	$1,154,816	$578,675	$444,571	$(1,205,220)	$972,842

Current liabilities	$5,166	$166,399	$72,226	$—	$243,791
Intercompany	466,466	(493,650)	27,184	—	—
Long-term debt	150,000	—	—	—	150,000
Other long term liabilities	63,295	15,575	30,292	—	109,162

Total liabilities	684,927	(311,676)	129,702	—	502,953
Stockholders’ equity	469,889	890,351	314,869	(1,205,220)	469,889

Total Liabilities and Stockholders’ Equity	$1,154,816	$578,675	$444,571	$(1,205,220)	$972,842

Income Statement for the Year Ended December 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$1,022,827	$453,607	$(116,346)	$1,360,088
Cost of sales	4,331	(697,322)	(377,243)	79,765	(990,469)

Gross profit (loss)	4,331	325,505	76,364	(36,581)	369,619
Total operating expenses	(49,977)	(94,089)	(45,812)	—	(189,878)

(Expense) income from operations	(45,646)	231,416	30,552	(36,581)	179,741
Interest (expense) income, net	(19,862)	12,497	3,728	—	(3,637)
Other (expense) income, net	(997)	2,302	(4,955)	—	(3,650)
Equity earnings (loss)	211,117	20,452	—	(231,569)	—

Pretax income (loss)	144,612	266,667	29,325	(268,150)	172,454
Income tax expense	(35,712)	(14,800)	(12,555)	—	(63,067)

Income (loss) from continuing operations	108,900	251,867	16,770	(268,150)	109,387
Income (loss) from discontinued operations (net of tax)	670	(215)	(272)	—	183

Net income (loss)	$109,570	$251,652	$16,498	$(268,150)	$109,570

Income Statement for the Year Ended December 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$846,600	$360,332	$(119,312)	$1,087,620
Cost of sales	3,435	(597,558)	(293,961)	97,241	(790,843)

Gross profit (loss)	3,435	249,042	66,371	(22,071)	296,777
Total operating expenses	(45,660)	(83,859)	(37,107)	—	(166,626)

(Expense) income from operations	(42,225)	165,183	29,264	(22,071)	130,151
Interest (expense) income, net	(16,993)	12,377	2,439	—	(2,177)
Other (expense) income, net	(1,695)	7,821	(7,543)	—	(1,417)
Equity earnings (loss)	155,103	5,848	—	(160,951)	—

Pretax income (loss)	94,190	191,229	24,160	(183,022)	126,557
Income tax expense	(9,712)	(19,720)	(10,631)	—	(40,063)

Income (loss) from continuing operations	84,478	171,509	13,529	(183,022)	86,494
Income (loss) from discontinued operations (net of tax)	326	(317)	(1,699)	—	(1,690)

Net income (loss)	$84,804	$171,192	$11,830	$(183,022)	$84,804

Income Statement for the Year Ended December 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$742,153	$428,965	$(137,094)	$1,034,024
Cost of sales	5,952	(552,218)	(344,642)	116,530	(774,378)

Gross profit (loss)	5,952	189,935	84,323	(20,564)	259,646
Total operating expenses	(39,443)	(82,728)	(35,546)	—	(157,717)

(Expense) income from operations	(34,491)	107,207	48,777	(20,564)	101,929
Interest (expense) income, net	(20,342)	9,814	1,170	—	(9,358)
Other income (expense), net	3,945	(8,048)	1,048	—	(3,055)
Equity earnings (loss)	108,728	15,404	—	(124,132)	—

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Pretax income (loss)	58,840	124,377	50,995	(144,696)	89,516
Income tax expense	(2,723)	(14,078)	(15,030)	—	(31,831)

Income (loss) from continuing operations	56,117	110,299	35,965	(144,696)	57,685
Loss from discontinued operations (net of tax)	(341)	—	(1,568)	—	(1,909)

Net income (loss)	$55,776	$110,299	$34,397	$(144,696)	$55,776

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Year Ended December 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(10,198)	$344,649	$76,208	$(268,150)	$142,509
Net cash used in investing activities	(796)	(82,105)	(10,635)	—	(93,536)
Net cash (used in) provided by financing activities	(12,328)	(252,309)	(16,498)	268,150	(12,985)
Effect of changes in currency exchange rates	—	—	10,722	—	10,722

(Decrease) increase in cash	(23,322)	10,235	59,797	—	46,710
Cash, beginning of period	106,233	(231)	81,977	—	187,979

Cash, end of period	$82,911	$10,004	$141,774	$—	$234,689

Condensed Statement of Cash Flows for the Year Ended December 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$20,915	$222,670	$90,464	$(183,022)	$151,027
Net cash used in investing activities	(774)	(48,951)	(55,037)	—	(104,762)
Net cash (used in) provided by financing activities	(1,807)	(171,192)	(11,830)	183,022	(1,807)
Effect of changes in currency exchange rates	—	—	2,156	—	2,156

Increase (decrease) in cash	18,334	2,527	25,753	—	46,614
Cash, beginning of period	87,899	(2,758)	56,224	—	141,365

Cash, end of period	$106,233	$(231)	$81,977	$—	$187,979

Condensed Statement of Cash Flows for the Year Ended December 31, 2005:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$19,397	$131,518	$78,102	$(144,696)	$84,321
Net cash used in investing activities	(519)	(48,743)	(8,345)	—	(57,607)
Net cash provided by (used in) financing activities	27,904	(110,382)	(34,443)	144,696	27,775
Effect of changes in currency exchange rates	—	—	(8,381)	—	(8,381)

Increase (decrease) in cash	46,782	(27,607)	26,933	—	46,108
Cash, beginning of period	41,117	24,849	29,291	—	95,257

Cash, end of period	$87,899	$(2,758)	$56,224	$—	$141,365

22.	OTHER EXPENSE

The components of other expense are as follows:

	For the year ended December 31,
In thousands	2007	2006	2005
Foreign currency loss	$(3,190)	$(1,127)	$(3,257)
Other miscellaneous (expense) income	(460)	(290)	202

Total other expense	$(3,650)	$(1,417)	$(3,055)

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$314,264	$325,722	$354,834	$365,268
Gross profit	86,566	90,850	95,717	96,486
Income from operations	42,264	45,917	45,792	45,768
Income from continuing operations	25,554	28,125	26,760	28,948
(Loss) income from discontinued operations (net of tax)	(32)	5	482	(272)
Net income	25,522	28,130	27,242	28,676
Basic earnings from continuing operations per common share	$0.53	$0.58	$0.55	$0.59
Diluted earnings from continuing operations per common share	$0.52	$0.57	$0.54	$0.59

2006
Net sales	$262,409	$261,902	$268,889	$294,420
Gross profit	75,090	76,741	66,198	78,748
Income from operations	32,476	35,504	25,630	36,541
Income from continuing operations	20,068	21,782	17,741	26,903
(Loss) income from discontinued operations (net of tax)	(22)	(637)	(370)	(661)
Net income	20,046	21,145	17,371	26,242
Basic earnings from continuing operations per common share	$0.42	$0.45	$0.36	$0.56
Diluted earnings from continuing operations per common share	$0.41	$0.44	$0.36	$0.55

The Company operates on a four-four-five week accounting calendar, and accordingly, the quarters end on or about March 31, June 30 and September 30. The fiscal year ends on December 31.

The second and fourth quarter of 2007 includes a tax benefit for the release of a valuation allowance of $3.1 million. The second and fourth quarter of 2006 includes a tax benefit for the release of a valuation allowance of $5.3 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver, President and Chief Executive Officer

Date:	February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	February 29, 2008
Albert J. Neupaver, President, Chief Executive Officer and Director

By	/S/ WILLIAM E. KASSLING	February 29, 2008
William E. Kassling, Chairman of the Board and Director

By	/S/ ROBERT J. BROOKS	February 29, 2008
Robert J. Brooks, Director

By	/S/ EMILIO A. FERNANDEZ	February 29, 2008
Emilio A. Fernandez, Director

By	/S/ LEE B. FOSTER, II	February 29, 2008
Lee B. Foster, II, Director

By	/S/ BRIAN P. HEHIR	February 29, 2008
Brian P. Hehir, Director

By	/S/ MICHAEL W. D. HOWELL	February 29, 2008
Michael W. D. Howell, Director

By	/S/ JAMES V. NAPIER	February 29, 2008
James V. Napier, Director

By	/S/ NICKOLAS W. VANDE STEEG	February 29, 2008
Nickolas W. Vande Steeg, Director

By	/S/ GARY C. VALADE	February 29, 2008
Gary C. Valade, Director

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2007
Warranty and overhaul reserves	$17,399	$10,441	$5,293	$10,819	$22,314
Allowance for doubtful accounts	3,615	2,317	744	2,102	4,574
Valuation allowance-taxes	5,821	(3,125)	(2,221)	—	475
Inventory reserves	18,010	4,652	2,359	7,891	17,130
Merger and restructuring reserve	1,812	1,879	262	1,925	2,028

2006
Warranty and overhaul reserves	$16,158	$10,622	$243	$9,624	$17,399
Allowance for doubtful accounts	4,070	2,106	141	2,702	3,615
Valuation allowance-taxes	15,096	(5,276)	(3,999)	—	5,821
Inventory reserves	15,588	9,038	192	6,808	18,010
Merger and restructuring reserve	1,036	3,595	—	2,819	1,812

2005
Warranty and overhaul reserves	$17,413	$7,801	$—	$9,056	$16,158
Allowance for doubtful accounts	1,996	2,908	—	834	4,070
Valuation allowance-taxes	14,449	647	—	—	15,096
Inventory reserves	13,942	6,321	—	4,675	15,588
Merger and restructuring reserve	—	1,863	—	827	1,036

(1)	Reserves of acquired/(sold) companies; valuation allowances for state and foreign deferred tax assets; impact of fluctuations in foreign currency exchange rates.
(2)	Actual disbursements and/or charges

EXHIBIT INDEX

Exhibits		Filing Method
2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	5

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007	10

4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	7

4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	7

4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	7

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	7

10.1	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

10.2	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.3	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.4	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.5	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.6	License Agreement dated as of December 31, 1993 between SAB WABCO Holdings B.V. and the Company	2

10.7	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.8	Westinghouse Air Brake Company 1995 Stock Incentive Plan, as amended	4

10.9	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	12

10.10	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.11	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.12	Common Stock Registration Rights Agreement dated as of March 5, 1997 among the Company, Harvard, AIP and the Voting Trust	3

10.13	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended.	12

10.14	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	6

10.15	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association dated January 12, 2004	8

10.16	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004.	9

10.17	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004.	9

10.18	Employment Agreement with Albert J. Neupaver, dated February 1, 2006.	11

10.19	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006.	11

10.20	Stock Purchase Agreement, by and among Wabtec Holding Company, certain shareholders of Schaefer Manufacturing, Inc. and CCP Limited Partnership, dated October 6, 2006.	13

10.21	Share Purchase Agreement, by and between BBA Holding Deutschland GmbH and Westinghouse Air Brake Technologies Corporation, dated November 27, 2006 (Exhibits and Schedules omitted, but will be provided to the Commission upon request).	15

Exhibits		Filing Method
10.22	Amendment No. 3 to Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, LaSalle Bank National Association, JP Morgan Chase Bank, The Bank of New York, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, The Bank of Nova Scotia, Bank of Tokyo-Mitsubishi Trust Company and PNC Bank, National Association, dated as of February 23, 2007	14

10.23	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin.	16

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).
3	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.
4	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.
5	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).
6	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.
7	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).
8	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003.
9	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.
10	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 13, 2007.
11	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
12	Filed as an Annex to the Company’s Schedule 14A Proxy Statement filed on April 13, 2006.
13	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
14	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
15	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.
16	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.