Form 10-Q
period 2008-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2008-05-09
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common Stock, $.01 par value per share	48,403,375 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

March 31, 2008 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited March 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$174,833	$234,689
Accounts receivable	286,350	222,235
Inventories	186,047	175,977
Deferred income taxes	24,306	24,766
Other current assets	9,328	8,100

Total current assets	680,864	665,767
Property, plant and equipment	414,315	417,157
Accumulated depreciation	(232,297)	(234,720)

Property, plant and equipment, net	182,018	182,437
Other Assets
Goodwill	236,897	232,593
Other intangibles, net	58,627	58,673
Deferred income taxes	4,516	4,316
Other noncurrent assets	14,873	14,916

Total other assets	314,913	310,498

Total Assets	$1,177,795	$1,158,702

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$130,050	$137,226
Accrued income taxes	16,937	3,625
Customer deposits	66,096	67,291
Accrued compensation	25,722	30,519
Accrued warranty	16,101	14,390
Other accrued liabilities	35,680	42,184

Total current liabilities	290,586	295,235
Long-term debt	150,161	150,177
Reserve for postretirement and pension benefits	54,518	53,539
Deferred income taxes	10,348	9,834
Accrued warranty	10,239	7,924
Other long term liabilities	26,253	24,725

Total liabilities	542,105	541,434
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,306,864 and 48,698,344 outstanding at March 31, 2008 and December 31, 2007, respectively	662	662
Additional paid-in capital	318,523	320,928
Treasury stock, at cost, 17,867,903 and 17,476,423 shares, at March 31, 2008 and December 31, 2007, respectively	(258,040)	(238,131)
Retained earnings	556,488	524,538
Accumulated other comprehensive income	18,057	9,271

Total shareholders’ equity	635,690	617,268

Total Liabilities and Shareholders’ Equity	$1,177,795	$1,158,702

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data	Unaudited Three Months Ended March 31,
	2008	2007
Net sales	$383,327	$314,264
Cost of sales	(278,112)	(227,698)

Gross profit	105,215	86,566
Selling, general and administrative expenses	(40,445)	(34,945)
Engineering expenses	(9,981)	(8,816)
Amortization expense	(903)	(541)

Total operating expenses	(51,329)	(44,302)
Income from operations	53,886	42,264
Other income and expenses
Interest expense, net	(1,481)	(783)
Other expense, net	(383)	(809)

Income from continuing operations before income taxes	52,022	40,672
Income tax expense	(19,509)	(15,118)

Income from continuing operations	32,513	25,554
Discontinued operations
Loss from discontinued operations (net of tax)	(3)	(32)
Net income	$32,510	$25,522

Earnings Per Common Share
Basic
Income from continuing operations	$0.67	$0.53
Loss from discontinued operations	—	—
Net income	$0.67	$0.53
Diluted
Income from continuing operations	$0.66	$0.52
Loss from discontinued operations	—	—
Net income	$0.66	$0.52
Weighted average shares outstanding
Basic	48,379	48,302
Diluted	49,037	48,895

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
In thousands	2008	2007
Operating Activities
Net income	$32,510	$25,522
Stock-based compensation expense	1,750	2,135
Adjustments to reconcile net income to net cash (used for) provided by operations:
Discontinued operations	(38)	65
Depreciation and amortization	7,332	6,613
Excess income tax benefits from exercise of stock options	(117)	(605)
Changes in operating assets and liabilities
Accounts receivable	(61,543)	(19,413)
Inventories	(9,070)	(10,259)
Accounts payable	(8,168)	7,536
Accrued income taxes	13,576	12,209
Accrued liabilities and customer deposits	(9,551)	(9,537)
Other assets and liabilities	(570)	4,486

Net cash (used for) provided by operating activities	(33,889)	18,752
Investing Activities
Purchase of property, plant and equipment and other	(3,891)	(3,407)
Proceeds from disposal of property, plant and equipment	53	—

Net cash used for investing activities	(3,838)	(3,407)
Financing Activities
Repayments of other borrowings	(19)	—
Proceeds from the issuance of treasury stock for stock options and other benefit plans	285	1,567
Stock repurchase	(24,466)	—
Excess income tax benefits from exercise of stock options	117	605
Cash dividends ($0.01 per share for the three months ended March 31, 2008 and 2007)	(488)	(491)

Net cash (used for) provided by financing activities	(24,571)	1,681
Effect of changes in currency exchange rates	2,442	1,474

(Decrease) increase in cash	(59,856)	18,500
Cash, beginning of year	234,689	187,979

Cash, end of period	$174,833	$206,479

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 12 countries. In the first three months of 2008, about 44% of the Company’s revenues came from customers outside the U.S.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 information has been derived from the Company’s December 31, 2007 Annual Report on Form 10-K.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $10.3 million and $9.5 million at March 31, 2008 and December 31, 2007, respectively.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

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

At March 31, 2008, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €1.9 million Euro (or $2.5 million USD), with an average exchange rate of $1.32 USD per €1 Euro. These forward contracts are used to mitigate the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. Since the Company does not treat these derivatives as hedges, the change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. For the three months ended March 31, 2008, the Company recorded a fair value gain in the amount of $145,000.

At March 31, 2008, the Company had forward contracts for the sale of USD and the purchase of South African Rand (ZAR). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of March 31, 2008, the Company had forward contracts with a notional value of R20 million ZAR (or $2.7 million USD), with an average exchange rate of R7.68 ZAR per USD. The adjustment resulted in the recording of a current asset of $236,000 and a corresponding offset in accumulated other comprehensive loss of $150,000, net of tax.

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

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange transaction losses recognized as other expense were $342,000 and $750,000 for the three months ended March 31, 2008 and 2007, respectively.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts, and pension and post retirement related adjustments. Changes in the table below adjust components of accumulated other comprehensive income. Total comprehensive income was:

	Three months ended March 31,
In thousands	2008	2007
Net income	$32,510	$25,522
Foreign currency translation gain	8,381	3,026
Unrealized gain on foreign exchange contracts, net of tax	150	349
Change in pension and post retirement benefit plans, net of tax	255	—

Total comprehensive income	$41,296	$28,897

The components of accumulated other comprehensive loss were:

In thousands	March 31, 2008	December 31, 2007
Foreign currency translation gain	$48,963	$40,582
Unrealized gain on foreign exchange contracts, net of tax	150	—
Pension benefit plans and post retirement benefit plans, net of tax	(31,056)	(31,311)

Total accumulated comprehensive income	$18,057	$9,271

Reclassifications Certain prior year amounts have been reclassified where necessary to conform to the current year presentation.

Recent Accounting Pronouncements In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008, and responses and recommendations were presented to the board on April 9, 2008. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS 141(R)), replacing SFAS No. 141, “Business Combinations” (SFAS 141), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (SFAS 160). SFAS 141(R) retains the fundamental requirements of SFAS 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting these statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of adopting this statement.

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On June 8, 2007, the Company acquired 100% of the stock of Ricon Corporation (Ricon), a manufacturer of a variety of electro-mechanical wheelchair lifts and ramps and anti-graffiti windows. The purchase price was $73.7 million resulting in preliminary additional goodwill of $49.9 million, of which none will be deductible for tax purposes. Included in the purchase price is $6.5 million related to an escrow deposit, which may be released to the Company for working capital adjustments or indemnity claims in accordance with the purchase and escrow agreements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

For the Ricon acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Ricon
In thousands	June 8, 2007
Current assets	$21,200
Property, plant & equipment	3,000
Goodwill and other intangible assets	71,500
Other assets	100

Total assets acquired	95,800
Total liabilities assumed	(22,100)

Net assets acquired	$73,700

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

The following unaudited pro forma financial information presents income statement results as if the acquisition described above had occurred on January 1, 2007:

In thousands, except per share	Three months ended March 31, 2007
Net sales	$330,806
Gross profit	91,130
Net income	24,910
Diluted earnings per share
As reported	$0.52
Pro forma	0.51

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of businesses that have been classified as discontinued operations for all years presented and are summarized as follows:

	Three Months Ended March 31,
In thousands	2008	2007
Net sales	$—	$—
(Loss)/income before income taxes	(4)	(32)
Income tax benefit	1	—
Loss from discontinued operations	$(3)	$(32)

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	March 31, 2008	December 31, 2007
Raw materials	$70,936	$68,542
Work-in-process	79,019	71,282
Finished goods	36,092	36,153

Total inventory	$186,047	$175,977

5. RESTRUCTURING AND IMPAIRMENT CHARGES

Wabtec downsized two of its Canadian plants included in the Freight segment, Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. No charges were taken in 2008 and about $1.0 million was recorded during the three months ended March 31, 2007. Total expense for restructuring and other expenses recorded to date have been $10.4 million, comprised of the $2.9 million for employee severance costs associated for approximately 330 salaried and hourly employees; $4.1 million of pension and postretirement benefit curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to the Wallaceburg facility. The goodwill impairment was recorded as amortization expense and other charges were recorded to cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of March 31, 2008, $1.5 million of this amount had been paid.

About $1.1 million of restructuring charges were recorded during the three months ended March 31, 2007 related to other Canadian operations included in the Transit segment. Total expense for severance, pension, and asset impairment recorded to date has been $1.5 million. All charges were recorded to cost of sales. As of March 31, all but $104,000 of these costs had been paid.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

6. INTANGIBLES

Goodwill was $236.9 million and $232.6 million at March 31, 2008 and December 31, 2007, respectively. The change in the carrying amount of goodwill by segment for the three months ended March 31, 2008 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2007	$114,829	$117,764	$232,593
Adjustment to preliminary purchase allocation	—	206	206
Foreign currency impact	496	3,602	4,098

Balance at March 31, 2008	$115,325	$121,572	$236,897

As of March 31, 2008 and December 31, 2007, the Company’s trademarks had a net carrying amount of $34.8 million and $34.5 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	March 31, 2008	December 31, 2007
Patents and other, net of accumulated amortization of $26,374 and $25,620	$8,280	$8,702
Customer relationships, net of accumulated amortization of $1,704 and $1,320	15,505	15,450

Total	$23,785	$24,152

The weighted average remaining useful life of patents is 7 years and customer relationships is 13 years. Amortization expense for intangible assets was $887,000 and $534,000 for the three months ended March 31, 2008 and 2007, respectively.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2008	December 31, 2007
6.875% senior notes, due 2013	$150,000	$150,000
Capital Leases	231	250

Total	150,231	150,250
Less—current portion	70	73

Long-term portion	$150,161	$150,177

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At March 31, 2008, the Company had available bank borrowing capacity, net of $58.8 million of letters of credit, of approximately $116.2 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the three months ended March 31, 2008 or during the year ended December 31, 2007.

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

During 2007, 509,800 shares were repurchased at an average price of $35.06 per share. During the first quarter of 2008, the Company repurchased 712,900 shares of Wabtec stock at an average price of $34.29 per share. All purchases were on the open market.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

8. EMPLOYEE BENEFIT PLANS

Effective January 1, 2008, the Company early-adopted the measurement date (the date at which plan assets and the benefit obligation are measured) provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). Under SFAS 158, the measurement date is required to be the Company’s fiscal year-end. The Company’s U.K. defined benefit pension plan previously used an October 31 measurement date. All plans are now measured as of December 31, consistent with the Company’s fiscal year-end. The non-cash effect of the adoption of the measurement date provisions of SFAS 158 at January 1, 2008 decreased retained earnings by $72,000, net of tax. There was no effect on the results of operations.

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$76	$88	$888	$922
Interest cost	691	672	1,921	1,626
Expected return on plan assets	(833)	(775)	(2,220)	(1,802)
Net amortization/deferrals	339	403	369	391
Settlement loss recognized	—	—	132	—

Net periodic benefit cost	$273	$388	$1,090	$1,137

Assumptions
Discount rate	6.35%	5.80%	5.62%	5.11%
Expected long-term rate of return	8.00%	8.00%	7.17%	6.70%
Rate of compensation increase	3.00%	3.00%	3.84%	3.62%

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

Post Retirement Benefit Plans

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$50	$58	$13	$57
Interest cost	495	528	53	88
Net amortization/deferrals	(226)	(83)	(103)	57

Net periodic benefit cost	$319	$503	$(37)	$202

Assumptions
Discount rate	6.35%	5.80%	5.50%	5.25%

9. STOCK-BASED COMPENSATION

As of March 31, 2008, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

Stock-based compensation expense was $1.8 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively. Included in the stock-based compensation expense for 2008 above is $179,000 of expense related to stock options, $626,000 related to restricted stock, and $945,000 related to incentive stock awards. At March 31, 2008, unamortized compensation expense related to those stock options, restricted shares and incentive stock awards expected to vest totaled $19.0 million and will be recognized over a weighted average period of 2.3 years.

Stock Options Under the 2000 Plan, stock options are granted to eligible employees at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Generally, the options become exercisable over a three or four year vesting period and expire ten years from the date of grant. Options issued under the Directors Plan become exercisable over a three-year vesting period and expire ten years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the three months ended March 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2007	1,009,494	$14.61	5.2	$20,022
Granted	252,000	34.72		500
Exercised	(21,507)	13.10		(508)
Canceled	(6,667)	17.07		(131)

Outstanding at March 31, 2008	1,233,320	$18.73	6.0	$22,165

Exercisable at March 31, 2008	942,312	$13.95	4.8	$21,433

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2008	2007
Dividend yield	.3%	.3%
Risk-free interest rate	3.7%	4.7%
Stock price volatility	33.9	40.7
Expected life (years)	5.0	5.0

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

Restricted Stock and Incentive Stock Awards Under the 2000 Plan, the Company adopted a restricted stock plan in 2006. Eligible employees are granted restricted stock that generally vests over three or four years from the date of grant.

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the maximum number of shares that may ultimately vest. As of March 31, 2008, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and incentive stock awards activity and related information for the three months ended March 31, 2008:

	Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	301,500	694,049	$29.65
Granted	72,500	291,000	34.85
Vested	(82,958)	(243,913)	20.51
Canceled	(16,500)	(51,470)	27.16

Outstanding at March 31, 2008	274,542	689,666	$34.88

10. INCOME TAXES

The overall effective income tax rate was 37.5% and 37.2% for the three months ended March 31, 2008 and 2007, respectively.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes.

As of December 31, 2007, the liability for income taxes associated with uncertain tax positions was $17.2 million, of which $10.6 million, if recognized, would favorably affect the Company’s effective tax rate. These amounts did not materially change as of March 31, 2008.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company has accrued approximately $3.3 million of interest and $1.8 million of penalties related to uncertain tax positions. These amounts did not materially change as of March 31, 2008.

In April 2008, the Internal Revenue Service completed its audit of the tax year ended December 31, 2004 without change to the tax as reported by the Company. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2003.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits may significantly change within the next twelve months. The approximate range is $3.2 million to $4.2 million based on the expiration of statutory review periods and current examinations.

11. EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended March 31,
In thousands, except per share	2008	2007
Basic earnings per share
Income from continuing operations applicable to common shareholders	$32,513	$25,554
Divided by
Weighted average shares outstanding	48,379	48,302
Basic earnings from continuing operations per share	$0.67	$0.53

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$32,513	$25,554
Divided by sum of the
Weighted average shares outstanding	48,379	48,302
Conversion of dilutive stock options and non-vested stock	658	593

Diluted shares outstanding	49,037	48,895
Diluted earnings from continuing operations per share	$0.66	$0.52

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

12. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Three Months Ended March 31,
In thousands	2008	2007
Balance at December 31, 2007 and 2006, respectively	$22,314	$17,399
Warranty provision	6,463	2,750
Warranty claim payments	(2,437)	(3,046)

Balance at March 31, 2008 and 2007, respectively	$26,340	$17,103

13. FAIR VALUE MEASUREMENT

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement is also applicable under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The implementation of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial position and results of operations. The Company is currently evaluating the impact of adopting SFAS 157 for nonfinancial assets and nonfinancial liabilities.

Valuation Hierarchy. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
In thousands	Total Carrying Value at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$696	$—	$696	$—

Total	$696	$—	$696	$—

As a result of our global operating activities, the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, the Company minimizes these risks through entering into foreign currency forward contracts. The foreign currency forward contracts are valued using broker quotations, or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within level 2.

14. COMMITMENTS AND CONTINGENCIES

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

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

In March 2006, Management began an internal investigation related to business transactions conducted by a subsidiary, Pioneer Friction Limited (“Pioneer”), in West Bengal, India. Through an internal compliance review, Management discovered that disbursements were made which may be in violation of applicable laws and regulations. Pioneer is a fourth-tier subsidiary of Wabtec; two of the intermediate subsidiaries are Australian companies which are, in turn, owned by a U.S holding company. The Company has entered into a non-prosecution agreement with the United States Department of Justice and has paid a penalty of $300,000. The Company has reached a civil settlement with the Securities and Exchange Commission and will pay a penalty of $377,000.

On October 18, 2007, Faiveley Transport Malmo AB filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. The components at issue are limited in number and used in the transit industry. On that same day, Faiveley also filed a related proceeding against the Company in the United States District Court for the Southern District of New York, requesting a preliminary injunction in aid of the arbitration. In both forums, Faiveley seeks to prevent the Company from manufacturing and selling the subject components until the arbitration panel decides Faiveley’s claim. In the arbitration, Faiveley also seeks an unspecified amount of damages. The Company’s motion and subsequent appeal to dismiss the federal court action on jurisdictional grounds were denied. The federal court has scheduled a hearing on Faiveley’s injunction request for late July, 2008. The arbitration panel expects to conduct its hearing on the underlying breach of contract issue in February, 2009. The Company denies Faiveley’s allegations and does not believe that it has any material legal liability in this matter; it will vigorously contest both proceedings.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2007, filed on February 29, 2008. During the first three months of 2008, there were no material changes to the information described in Note 18 therein.

15. SEGMENT INFORMATION

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

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

Segment financial information for the three months ended March 31, 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$191,766	$191,561	$—	$383,327
Intersegment sales/(elimination)	4,543	444	(4,987)	—

Total sales	$196,309	$192,005	$(4,987)	$383,327

Income (loss) from operations	$36,009	$22,432	$(4,555)	$53,886
Interest expense and other, net	—	—	(1,864)	(1,864)

Income (loss) from continuing operations before income taxes	$36,009	$22,432	$(6,419)	$52,022

Segment financial information for the three months ended March 31, 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$184,667	$129,597	$—	$314,264
Intersegment sales/(elimination)	3,704	222	(3,926)	—

Total sales	$188,371	$129,819	$(3,926)	$314,264

Income (loss) from operations	$35,485	$10,615	$(3,836)	$42,264
Interest expense and other, net	—	—	(1,592)	(1,592)

Income (loss) from continuing operations before income taxes	$35,485	$10,615	$(5,428)	$40,672

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

Sales by product is as follows:

	Three Months Ended March 31,
In thousands	2008	2007
Brake Products	$119,692	$108,586
Remanufacturing, Overhaul & Build	94,692	71,386
Freight Electronics & Specialty Products	93,883	87,269
Other	50,994	45,556
Transit Products	48,552	26,487
Intercompany sales between products	(24,486)	(25,020)

Total Sales	$383,327	$314,264

16. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

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

Balance Sheet as of March 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$30,047	$5,330	$139,456	$—	$174,833
Accounts Receivable	184	189,269	96,897	—	286,350
Inventories	—	115,958	70,089	—	186,047
Other Current Assets	25,671	3,420	4,543	—	33,634

Total Current Assets	55,902	313,977	310,985	—	680,864
Property, Plant and Equipment	2,376	100,506	79,136	—	182,018
Goodwill	7,980	150,479	78,438	—	236,897
Investment in Subsidiaries	1,384,475	222,241	59,850	(1,666,566)	—
Other Intangibles	1,156	46,039	11,432	—	58,627
Other Long Term Assets	(1,415)	397	20,407	—	19,389

Total Assets	$1,450,474	$833,639	$560,248	$(1,666,566)	$1,177,795

Current Liabilities	$4,917	$195,376	$90,293	$—	$290,586
Intercompany	606,414	(654,526)	48,112	—	—
Long-Term Debt	150,000	161	—	—	150,161
Other Long Term Liabilities	53,453	15,156	32,749	—	101,358

Total Liabilities	814,784	(443,833)	171,154	—	542,105
Stockholders’ Equity	635,690	1,277,472	389,094	(1,666,566)	635,690

Total Liabilities and Stockholders’ Equity	$1,450,474	$833,639	$560,248	$(1,666,566)	$1,177,795

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

Balance Sheet as of December 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and Cash Equivalents	$82,911	$10,004	$141,774	$—	$234,689
Accounts Receivable	135	150,662	71,438	—	222,235
Inventories	—	108,958	67,019	—	175,977
Other Current Assets	24,703	3,530	4,633	—	32,866

Total Current Assets	107,749	273,154	284,864	—	665,767
Property, Plant and Equipment	2,493	100,806	79,138	—	182,437
Goodwill	7,980	151,297	73,316	—	232,593
Investment in Subsidiaries	1,311,343	223,145	59,850	(1,594,338)	—
Other Intangibles	1,354	46,602	10,717	—	58,673
Other Long Term Assets	(1,526)	693	20,065	—	19,232

Total Assets	$1,429,393	$795,697	$527,950	$(1,594,338)	$1,158,702

Current Liabilities	$1,576	$203,938	$89,721	$—	$295,235
Intercompany	608,282	(644,920)	36,638	—	—
Long-Term Debt	150,000	177	—	—	150,177
Other Long Term Liabilities	52,267	13,445	30,310	—	96,022

Total Liabilities	812,125	(427,360)	156,669	—	541,434
Stockholders’ Equity	617,268	1,223,057	371,281	(1,594,338)	617,268

Total Liabilities and Stockholders’ Equity	$1,429,393	$795,697	$527,950	$(1,594,338)	$1,158,702

Income Statement for the Three Months Ended March 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$287,231	$126,201	$(30,105)	$383,327
Cost Of Sales	(219)	(196,777)	(104,233)	23,117	(278,112)

Gross (Loss) Profit	(219)	90,454	21,968	(6,988)	105,215
Operating Expenses	(15,945)	(24,951)	(10,433)	—	(51,329)

Operating (Loss) Profit	(16,164)	65,503	11,535	(6,988)	53,886
Interest (Expense) Income	(4,825)	2,391	953	—	(1,481)
Other (Expense) Income	(223)	1,592	(1,752)	—	(383)
Equity Earnings	65,014	7,035	—	(72,049)	—

Income (Loss) From Continuing Operations Before Income Tax	43,802	76,521	10,736	(79,037)	52,022
Income Tax Expense	(11,292)	(3,744)	(4,473)	—	(19,509)

Income (Loss) From Continuing Operations	32,510	72,777	6,263	(79,037)	32,513
Loss from discontinued operations (net of tax)	—	—	(3)	—	(3)

Net income (loss)	$32,510	$72,777	$6,260	$(79,037)	$32,510

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

Income Statement for the Three Months Ended March 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net Sales	$—	$242,379	$104,550	$(32,665)	$314,264
Cost of Sales	1,045	(162,050)	(89,859)	23,166	(227,698)

Gross Profit (Loss)	1,045	80,329	14,691	(9,499)	86,566
Operating Expenses	(11,189)	(23,027)	(10,086)	—	(44,302)

Operating (Loss) Profit	(10,144)	57,302	4,605	(9,499)	42,264
Interest (Expense) Income	(4,067)	2,709	575	—	(783)
Other (Expense) Income	(399)	438	(848)	—	(809)
Equity Earnings	48,581	1,706	—	(50,287)	—

Income (Loss) From Continuing Operations Before Income Tax	33,971	62,155	4,332	(59,786)	40,672
Income Tax Expense	(8,449)	(4,050)	(2,619)	—	(15,118)

Income (Loss) From Continuing Operations	25,522	58,105	1,713	(59,786)	25,554
Loss From Discontinued Operations (Net of Tax)	—	—	(32)	—	(32)

Net Income (Loss)	$25,522	$58,105	$1,681	$(59,786)	$25,522

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash (Used for) Provided by Operating Activities	$(26,112)	$69,686	$1,574	$(79,037)	$(33,889)
Net Cash Used for Investing Activities	(2,181)	(1,583)	(74)	—	(3,838)
Net Cash Provided by (Used for) Financing Activities	(24,571)	(72,777)	(6,260)	79,037	(24,571)
Effect of Changes in Currency Exchange Rates	—	—	2,442	—	2,442

Decrease in Cash	(52,864)	(4,674)	(2,318)	—	(59,856)
Cash, Beginning of Year	82,911	10,004	141,774	—	234,689

Cash, End of Period	$30,047	$5,330	$139,456	$—	$174,833

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used for) Operating Activities	$11,180	$57,109	$10,249	$(59,786)	$18,752
Net Cash Provided by (Used for) Investing Activities	6	(1,744)	(1,669)	—	(3,407)
Net Cash Provided by (Used for) Financing Activities	1,681	(58,105)	(1,681)	59,786	1,681
Effect of Changes in Currency Exchange Rates	—	—	1,474	—	1,474

Increase (Decrease) in Cash	12,867	(2,740)	8,373	—	18,500
Cash, Beginning of Year	106,233	(231)	81,977	—	187,979

Cash, End of Period	$119,100	$(2,971)	$90,350	$—	$206,479

17. OTHER EXPENSE, NET

The components of other expense are as follows:

	Three Months Ended March 31,
In thousands	2008	2007
Foreign currency loss	$(342)	$(750)
Other miscellaneous expense	(41)	(59)

Total other expense	$(383)	$(809)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2007 Annual Report on Form 10-K, filed February 29, 2008.

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 12 countries. In the first three months of 2008, about 44% of the Company’s revenues came from customers outside the U.S.

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

In 2008, the Company expects conditions to remain generally favorable in its passenger transit rail markets and expects its freight rail markets to remain stable, but subject to changes in overall economic conditions. Through mid-April 2008, revenue ton-miles increased 2.2%, compared to the same period in 2007. Demand for new locomotives is expected to be slightly higher than in 2007, while demand for new freight cars is expected to be lower. Less than 20% of the Company’s revenues are directly related to deliveries of new freight cars. At March 31, 2008, the industry backlog of freight cars ordered was 65,223, compared to 75,860 at the end of the prior year. In the passenger transit rail market, the Company believes that increases in ridership and federal funding will continue to have a positive effect on the demand for new equipment and aftermarket parts. In addition, the Company has a strong backlog of transit-related projects, some of which are expected to generate increased revenues in 2008.

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

Wabtec downsized two of its Canadian plants included in the Freight segment, Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. No charges were taken in 2008 and about $1.0 million was recorded during the three months ended March 31, 2007. Total expense for restructuring and other expenses recorded to date have been $10.4 million, comprised of the $2.9 million for employee severance costs associated for approximately 330 salaried and hourly employees; $4.1 million of pension and postretirement benefit curtailment for those employees; $2.9 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to the Wallaceburg facility. The goodwill impairment was recorded as amortization expense and other charges were recorded to cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of March 31, 2008, $1.5 million of this amount had been paid.

About $1.1 million of restructuring charges were recorded during the three months ended March 31, 2007 related to other Canadian operations included in the Transit segment. Total expense for severance, pension, and asset impairment recorded to date has been $1.5 million. All charges were recorded to cost of sales. As of March 31, all but $104,000 of these costs had been paid.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2008	2007
Net sales	$383.3	$314.3
Cost of sales	(278.1)	(227.7)

Gross profit	105.2	86.6
Selling, general and administrative expenses	(40.4)	(35.0)
Engineering expenses	(10.0)	(8.8)
Amortization expense	(0.9)	(0.5)

Total operating expenses	(51.3)	(44.3)
Income from operations	53.9	42.3
Interest expense, net	(1.5)	(0.8)
Other expense, net	(0.4)	(0.8)

Income from continuing operations before income taxes	52.0	40.7
Income tax expense	(19.5)	(15.2)

Income from continuing operations	32.5	25.5
Loss from discontinued operations	—	—

Net income	$32.5	$25.5

FIRST QUARTER 2008 COMPARED TO FIRST QUARTER 2007

The following table summarizes the results of operations for the period:

	Three months ended March 31,
In thousands	2008	2007	Percent Change
Net sales	$383,327	$314,264	22.0%
Income from operations	53,886	42,264	27.5%
Net income	32,510	25,522	27.4%

Net sales increased by $69.1 million to $383.3 million from $314.3 million for the three months ended March 31, 2008 and 2007, respectively. The increase is primarily due to internal growth from increased sales of

$12.0 million for refurbishing transit cars, $11.0 million for locomotives, $9.3 million for contracts related to transit authorities, $5.9 million for monitoring equipment, and $17.6 million from an acquisition completed in the second quarter of 2007. Offsetting those increases was a decrease of $5.9 million in our Freight segment primarily related to lower industry deliveries of freight cars. The Company did realize a net sales improvement of $5.0 million due to foreign exchange but net earnings were negatively impacted by $1.1 million due to foreign exchange. Net income for the three months ended March 31, 2008 was $32.3 million or $0.66 per diluted share. Net income for the three months ended March 31, 2007 was $25.5 million or $0.52 per diluted share. Net income improved primarily due to sales increases and consistent operating costs.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	Three months ended March 31,
In thousands	2008	2007
Freight Group	$191,766	$184,667
Transit Group	191,561	129,597

Net sales	$383,327	$314,264

Freight Group sales increased by $7.1 million or 3.8% primarily due to increased sales of $5.9 million for monitoring equipment, $4.8 million for aftermarket sales and services of brake components, $3.3 million for international brake and specialty products, $2.1 million for freight locomotive components, and $614,000 due to foreign exchange. Offsetting those increases was a decrease of $5.9 million in our Freight segment primarily related to lower industry deliveries of freight cars and $5.7 million for locomotives for the Freight segment. Transit Group sales increased by $62.0 million or 47.8% primarily due to increased sales of $16.7 million for locomotives for the Transit segment, $10.9 million for refurbishing transit cars, $9.3 million for contracts related to transit authorities, $16.7 million from an acquisition completed in the second quarter of 2007, and $4.4 million due to foreign exchange.

Gross profit Gross profit increased to $105.2 million in the first quarter of 2008 compared to $86.6 million in the same period of 2007. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the first quarter of 2008, gross profit, as a percentage of sales, was 27.4% compared to 27.5% the same period of 2007. The gross profit percentage was flat due to the changing mix of revenues from Freight to Transit as Transit margins tend to be lower than Freight. This was offset by ongoing efficiency and cost saving initiatives.

In addition in the first quarter of 2008, the provision for warranty expense was $3.7 million higher compared to the same period of 2007, which had a negative impact on gross profit and margin. These increases relate to specific reserves. In addition, reserves, which are established based on historical claims as a percentage of revenue, were slightly higher due to increased sales resulting in a higher reserve compared to the first quarter of 2007. In the first quarter of 2007, restructuring plan expenses of $2.1 million were recorded in cost of sales which had a negative impact on gross profit.

Operating expenses The following table shows our operating expenses:

	Three months ended March 31,
In thousands	2008	2007	Percent Change
Selling, general and administrative expenses	$40,445	$34,945	15.7%
Engineering expenses	9,981	8,816	13.2%
Amortization expense	903	541	66.9%

Total operating expenses	$51,329	$44,302	15.9%

Selling, general, and administrative expenses increased $5.5 million in the first quarter of 2008 compared to the same period of 2007 due to $2.6 million from increased legal expenses and $2.8 million from an acquisition completed during the second quarter of 2007 offset by $2.5 million for expenses related to the Bombardier settlement that were recorded in the first quarter of 2007. Engineering expenses increased by $1.2 million in the first quarter of 2008 compared to the same period of 2007 mostly due to the same acquisition. Total operating expenses were 13.4% and 14.1% of sales for the first quarters of 2008 and 2007, respectively.

Income from operations Income from operations totaled $53.9 million (or 14.1% of sales) in the first quarter of 2008 compared with $42.3 million (or 13.4% of sales) in the same period of 2007. Income from operations improved primarily due to sales increases and higher operating margins.

Interest expense, net Interest expense, net increased $698,000 in the first quarter of 2008 compared to the same period of 2007 primarily due to the Company’s overall lower cash balances, resulting in lower interest income.

Other expense, net The Company recorded foreign exchange expense of $342,000 and $750,000 in the first quarter of 2008 and 2007, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The overall effective income tax rate was 37.5% and 37.2% for the three months ended March 31, 2008 and 2007, respectively.

Net income Net income for the first quarter of 2008 increased $7.0 million, compared with the same period of 2007. Net income improved primarily due to sales increases and higher operating margins.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data:

	Three months ended March 31,
In thousands	2008	2007
Cash (used for) provided by:
Operating activities	$(33,889)	$18,752
Investing activities	(3,838)	(3,407)
Financing activities	(24,571)	1,681
(Decrease) increase in cash	$(59,856)	$18,500

Operating activities Cash used for operations in the first three months of 2008 was $33.9 million as compared to cash provided by operations of $18.8 million for the same period of 2007. This $52.6 million decrease was the result of increased earnings offset by certain changes in operating assets and liabilities. Net income for the Company increased $7.0 million primarily as a result of increased sales and higher operating margins. Accounts receivable decreased operating cash flows by $42.1 million due to large customer billings for certain transit contracts. Accounts payable decreased operating cash flows by $15.7 million due to timing differences of payments. Other assets and liabilities used cash of $5.1 million primarily due to the conversion of marketable securities during the first quarter of 2007.

Investing activities In the first three months of 2008 and 2007, cash used in investing activities was $3.8 million and $3.4 million, respectively. Capital expenditures were $3.9 million and $3.4 million in the first three months of 2008 and 2007, respectively.

Financing activities In the first three months of 2008, cash used by financing activities was $24.6 million, which included $402,000 of proceeds from the exercise of stock options and other benefit plan activity, offset by $488,000 of dividend payments and $24.5 million for the repurchase of 712,900 shares of stock. In the first three months of 2007, cash provided by financing activities was $1.7 million, which included $2.2 million of proceeds from the exercise of stock options and other benefit plan activity offset by $491,000 of dividend payments. No shares of stock were repurchased during the first three months of 2007.

The following table shows outstanding indebtedness at March 31, 2008 and December 31, 2007.

In thousands	March 31, 2008	December 31, 2007
6.875% senior notes, due 2013	$150,000	$150,000
Capital Leases	231	250

Total	150,231	150,250
Less—current portion	70	73

Long-term portion	$150,161	$150,177

Cash balance at March 31, 2008 and December 31, 2007 was $174.8 million and $234.7 million, respectively.

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At March 31, 2008, the Company had available bank borrowing capacity, net of $58.8 million of letters of credit, of approximately $116.2 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the three months ended March 31, 2008 or during the year ended December 31, 2007.

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

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. On February 20, 2008, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding.

During 2007, 509,800 shares were repurchased at an average price of $35.06 per share. During the first quarter of 2008, the Company repurchased 712,900 shares of Wabtec stock at an average price of $34.29 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

After the adoption of FIN 48, the Company has recognized a liability of $17.2 million for unrecognized tax benefits. The Company estimates that $3.2 million to $4.2 million of the total unrecognized tax benefits relate to uncertain tax positions in various taxing jurisdictions that may be resolved within the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for the remaining balances due to the uncertainty of the timing and outcome of its audits and other factors.

Since December 31, 2007, there have been no other significant changes in the total amount of the Company’s contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Critical Accounting Policies

A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2007.

Recent Accounting Pronouncements

See Note 2 of “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. There was no outstanding variable-rate debt at March 31, 2008.

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

At March 31, 2008, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €1.9 million Euro (or $2.5 million USD), with an average exchange rate of $1.32 USD per €1 Euro. These forward contracts are used to mitigate the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. Since the Company does not treat these derivatives as hedges, the change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. For the three months ended March 31, 2008, the Company recorded a fair value gain in the amount of $145,000, respectively.

At March 31, 2008, the Company had forward contracts for the sale of USD and the purchase of South African Rand (ZAR). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of March 31, 2008, the

Company had forward contracts with a notional value of R20 million ZAR (or $2.7 million USD), with an average exchange rate of R7.68 ZAR per USD. The adjustment resulted in the recording of a current asset of $236,000 and a corresponding offset in accumulated other comprehensive loss of $150,000, net of tax.

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

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the three months of 2008, approximately 56% of Wabtec’s net sales were to customers in the United States, 13% in Canada, 2% in Mexico, 4% in Australia, 2% in Germany, 12% in the United Kingdom, and 11% in other international locations.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2008. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material changes regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. On February 20, 2008, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares. During the first quarter of 2008, the Company’s purchases exhausted the $50 million authorization made in 2006.

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding.

During 2007, 509,800 shares were repurchased at an average price of $35.06 per share. During the first quarter of 2008, the Company repurchased 712,900 shares of Wabtec stock at an average price of $34.29 per share. All purchases were on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
January 1, 2008 to January 26, 2008	—	—	—	$13,237,418
January 27, 2008 to February 23, 2008	—	—	—	113,237,418
February 24, 2008 to March 29, 2008	712,900	$34.29	712,900	88,771,490

Total	712,900	$34.29	712,900	$88,771,490

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon, Senior Vice President, Chief Financial Officer and Secretary

DATE: May 9, 2008

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007, filed as Exhibit 3.1 to Form 8-K filed on December 14, 2007, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, filed herewith.