Form 10-Q
period 2008-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2008-08-08
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2008
Common Stock, $.01 par value per share	48,434,741 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

June 30, 2008 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited June 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$241,680	$234,689
Accounts receivable	284,145	222,235
Inventories	196,331	175,977
Deferred income taxes	24,471	24,766
Other current assets	10,857	8,100

Total current assets	757,484	665,767
Property, plant and equipment	416,857	417,157
Accumulated depreciation	(237,701)	(234,720)

Property, plant and equipment, net	179,156	182,437
Other Assets
Goodwill	237,842	232,593
Other intangibles, net	57,710	58,673
Deferred income taxes	4,536	4,316
Other noncurrent assets	19,372	14,916

Total other assets	319,460	310,498

Total Assets	$1,256,100	$1,158,702

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$142,925	$137,226
Accrued income taxes	1,255	3,625
Customer deposits	94,761	67,291
Accrued compensation	30,400	30,519
Accrued warranty	16,399	14,390
Other accrued liabilities	39,484	42,184

Total current liabilities	325,224	295,235
Long-term debt	150,135	150,177
Reserve for postretirement and pension benefits	54,375	53,539
Deferred income taxes	10,781	9,834
Accrued warranty	10,362	7,924
Other long term liabilities	26,572	24,725

Total liabilities	577,449	541,434
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,426,541 and 48,698,344 outstanding at June 30, 2008 and December 31, 2007, respectively	662	662
Additional paid-in capital	322,488	320,928
Treasury stock, at cost, 17,748,226 and 17,476,423 shares, at June 30, 2008 and December 31, 2007, respectively	(256,455)	(238,131)
Retained earnings	589,769	524,538
Accumulated other comprehensive income	22,187	9,271

Total shareholders’ equity	678,651	617,268

Total Liabilities and Shareholders’ Equity	$1,256,100	$1,158,702

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended June 30		Unaudited Six Months Ended June 30
In thousands, except per share data	2008	2007	2008	2007
Net sales	$390,194	$325,722	$773,521	$639,986
Cost of sales	(281,693)	(234,872)	(559,805)	(462,570)

Gross profit	108,501	90,850	213,716	177,416
Selling, general and administrative expense	(42,036)	(34,915)	(82,481)	(69,860)
Engineering expense	(9,631)	(9,026)	(19,612)	(17,842)
Amortization expense	(912)	(992)	(1,815)	(1,533)

Total operating expenses	(52,579)	(44,933)	(103,908)	(89,235)
Income from operations	55,922	45,917	109,808	88,181
Other income and expenses
Interest expense, net	(1,293)	(686)	(2,774)	(1,469)
Other expense, net	(696)	(1,637)	(1,079)	(2,446)

Income from continuing operations before income taxes	53,933	43,594	105,955	84,266
Income tax expense	(20,171)	(15,469)	(39,680)	(30,587)

Income from continuing operations	33,762	28,125	66,275	53,679
Discontinued operations
Income (loss) from discontinued operations (net of tax)	—	5	(3)	(27)

Net income	$33,762	$28,130	$66,272	$53,652

Earnings Per Common Share
Basic
Income from continuing operations	$0.70	$0.58	$1.37	$1.11
Loss from discontinued operations	—	—	—	—

Net income	$0.70	$0.58	$1.37	$1.11

Diluted
Income from continuing operations	$0.69	$0.57	$1.35	$1.09
Loss from discontinued operations	—	—	—	—

Net income	$0.69	$0.57	$1.35	$1.09

Weighted average shares outstanding
Basic	48,095	48,666	48,306	48,413
Diluted	48,655	49,294	48,924	49,022

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
In thousands	2008	2007
Operating Activities
Net income	$66,272	$53,652
Stock-based compensation expense	5,024	4,645
Adjustments to reconcile net income to net cash provided by operations:
Discontinued operations	(38)	114
Depreciation and amortization	14,468	13,676
Excess income tax benefits from exercise of stock options	(1,188)	(1,402)
Changes in operating assets and liabilities
Accounts receivable	(58,422)	(12,265)
Inventories	(18,873)	(22,067)
Accounts payable	4,360	7,639
Accrued income taxes	(459)	6,181
Accrued liabilities and customer deposits	26,781	(21,379)
Other assets and liabilities	(7,748)	(2,571)

Net cash provided by operating activities	30,177	26,223
Investing Activities
Purchase of property, plant and equipment and other	(7,852)	(8,342)
Proceeds from disposal of property, plant and equipment	64	139
Acquisitions of business, net of cash acquired	—	(73,264)

Net cash used for investing activities	(7,788)	(81,467)
Financing Activities
Repayments of other borrowings	(47)	—
Proceeds from the issuance of treasury stock for stock options and other benefit plans	1,677	4,310
Stock repurchase	(24,653)	(3,421)
Excess income tax benefits from exercise of stock options	1,188	1,402
Cash dividends ($0.02 per share for the six months ended June 30, 2008 and 2007)	(969)	(986)

Net cash (used for) provided by financing activities	(22,804)	1,305
Effect of changes in currency exchange rates	7,406	7,186

Increase (decrease) in cash	6,991	(46,753)
Cash, beginning of year	234,689	187,979

Cash, end of period	$241,680	$141,226

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 12 countries. In the first six months of 2008, about 42% of the Company’s revenues came from customers outside the U.S.

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

The Company operates on a four-four-five week accounting quarter, and accordingly, the quarters end on or about March 31, June 30, September 30 and December 31. The acquisition of POLI S.p.A. (“POLI”) occurred on June 30, 2008, subsequent to the close of our four-four-five week accounting quarter.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $10.2 million and $9.5 million at June 30, 2008 and December 31, 2007, respectively.

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

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

At June 30, 2008, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €1.2 million Euro (or $1.6 million USD), with an average exchange rate of $1.33 USD per €1 Euro. These forward contracts are used to mitigate the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. Since the Company does not treat these derivatives as hedges, the change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. For the six months ended June 30, 2008, the Company recorded a fair value gain in the amount of $295,000.

At June 30, 2008, the Company had forward contracts for the sale of USD and the purchase of South African Rand (ZAR). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of June 30, 2008, the Company had forward contracts with a notional value of R18.7 million ZAR (or $2.4 million USD), with an average exchange rate of R7.78 ZAR per USD, resulting in the recording of a current asset of $68,000 and a corresponding offset in accumulated other comprehensive loss of $43,000, net of tax.

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

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized as other expense were $854,000 and $1.3 million for the three months ended June 30, 2008 and 2007, respectively, and $1.2 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income consists of foreign

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

currency translation adjustments, foreign currency hedges, foreign exchange contracts, and pension and post retirement related adjustments. Changes in the table below adjust components of accumulated other comprehensive income. Total comprehensive income was:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Net income	$33,762	$28,130	$66,272	$53,652
Foreign currency translation gain	4,010	9,937	12,391	12,963
Unrealized (loss) gain on foreign exchange contracts, net of tax	(107)	1,232	43	1,581
Change in pension and post retirement benefit plans, net of tax	227	—	482	—

Total comprehensive income	$37,892	$39,299	$79,188	$68,196

The components of accumulated other comprehensive loss were:

In thousands	June 30, 2008	December 31, 2007
Foreign currency translation gain	$52,973	$40,582
Unrealized gain on foreign exchange contracts, net of tax	43	—
Pension benefit plans and post retirement benefit plans, net of tax	(30,829)	(31,311)

Total accumulated comprehensive income	$22,187	$9,271

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS 141(R)), replacing SFAS No. 141, “Business Combinations” (SFAS 141), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (SFAS 160). SFAS 141(R) retains the fundamental requirements of SFAS 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141(R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting these statements.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP ETIF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1.

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On June 30, 2008, subsequent to the close of our four-four-five accounting quarter, the Company acquired POLI S.p.A., a European based manufacturer of rail braking equipment, for a net price of €53 million (about $80 million USD) in cash. POLI’s products include brake discs for high speed applications, as well as tread brake units and pneumatic brake valves that meet International Union of Railways (UIC) standards. POLI will operate as a business of Wabtec’s Transit Group.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

On June 8, 2007, the Company acquired 100% of the stock of Ricon Corporation (Ricon), a manufacturer of a variety of electro-mechanical wheelchair lifts and ramps and windows, primarily for passenger bus and rail applications. The purchase price was $73.7 million resulting in additional goodwill of $50.4 million, of which none will be deductible for tax purposes. Included in the purchase price is $6.5 million related to an escrow deposit, which may be released to the Company for working capital adjustments or indemnity claims in accordance with the purchase and escrow agreements.

For the Ricon acquisition, the following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Ricon
In thousands	June 8, 2007
Current assets	$21,100
Property, plant & equipment	3,000
Goodwill and other intangible assets	72,000
Other assets	100

Total assets acquired	96,200
Total liabilities assumed	(22,500)

Net assets acquired	$73,700

Of the allocation of $21.6 million of acquired intangible assets, exclusive of goodwill, $9.7 million was assigned to the trade name, $9.3 million was assigned to customer relationships, $1.8 million was assigned to patents, and $760,000 was assigned to customer backlog. The trade name is considered to have an indefinite useful life while the customer relationships and patents average useful life is 10 years.

The following unaudited pro forma financial information presents income statement results as if the acquisition of Ricon had occurred on January 1, 2007:

In thousands	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net sales	$337,219	$668,025
Gross profit	94,362	185,492
Net income	28,034	52,944
Diluted earnings per share
As Reported	$0.57	$1.09
Pro forma	0.57	1.08

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	June 30, 2008	December 31, 2007
Raw materials	$77,367	$68,542
Work-in-process	80,072	71,282
Finished goods	38,892	36,153

Total inventory	$196,331	$175,977

5. RESTRUCTURING AND IMPAIRMENT CHARGES

Since 2006, Wabtec has downsized its Canadian operations by moving certain products to lower-cost facilities and outsourcing. In the Freight segment, Wabtec recorded charges of $3.1 million and $3.0 million for the three months ended June 30, 2008 and 2007, respectively. Wabtec recorded charges of $3.1 million and $4.0 million for the six months ended June 30, 2008 and 2007, respectively. Total expenses for restructuring and other expenses recorded since 2006 have been $14.9 million, comprised of the $4.8 million for employee severance costs for approximately 370 salaried and hourly employees; $4.8 million of pension and postretirement benefit curtailment for those employees; $4.8 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to one location. The goodwill impairment was recorded as amortization expense and most of the other charges were recorded to cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of June 30, 2008, $2.3 million of this amount had been paid. In the Transit segment, Wabtec recorded charges of $1.1 million for the six months ended June 30, 2007. Total expenses for restructuring and other expenses recorded since 2006 have been $1.5 million, comprised of severance, pension, and asset impairment. All charges were recorded to cost of sales. As of June 30, 2008, all but $68,000 of these costs has been paid.

6. INTANGIBLES

Goodwill was $237.8 million and $232.6 million at June 30, 2008 and December 31, 2007, respectively. The change in the carrying amount of goodwill by segment for the three months ended June 30, 2008 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2007	$114,829	$117,764	$232,593
Adjustment to preliminary purchase allocation	—	654	654
Foreign currency impact	1,005	3,590	4,595

Balance at June 30 2008	$115,834	$122,008	$237,842

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

As of June 30, 2008 and December 31, 2007, the Company’s trademarks had a net carrying amount of $34.8 million and $34.5 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	June 30, 2008	December 31, 2007
Patents and other, net of accumulated amortization of $27,153 and $25,620	$7,681	$8,702
Customer relationships, net of accumulated amortization of $2,013 and $1,320	15,191	15,450

Total	$22,872	$24,152

The weighted average remaining useful life of patents is 7 years and customer relationships is 13 years. Amortization expense for intangible assets was $903,000 and $1.8 million for the three and six months ended June 30, 2008, respectively, and $993,000 and $1.5 million for the three and six months ended June 30, 2007, respectively.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	June 30, 2008	December 31, 2007
6.875% senior notes, due 2013	$150,000	$150,000
Capital Leases	203	250

Total	150,203	150,250
Less—current portion	68	73

Long-term portion	$150,135	$150,177

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At June 30, 2008, the Company had available bank borrowing capacity, net of $58.7 million of letters of credit, of approximately $116.3 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the six months ended June 30, 2008 or during the year ended December 31, 2007.

Under the Refinancing Credit Agreement, the Company may elect a base interest rate or an interest rate based on the London Interbank Offered Rates of Interest (“LIBOR”). The base interest rate is the greater of

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

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

During 2007, 509,800 shares were repurchased at an average price of $35.06 per share. During the first quarter of 2008, the Company repurchased 712,900 shares of Wabtec stock at an average price of $34.29 per share. During the second quarter of 2008, the Company repurchased 5,200 shares of Wabtec stock at an average price of $35.97 per share. All purchases were on the open market.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

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

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$77	$88	$887	$962
Interest cost	690	671	1,918	1,688
Expected return on plan assets	(832)	(775)	(2,208)	(1,873)
Net amortization/deferrals	338	404	366	408
Curtailment loss recognized	—	—	2,122	—
Settlement loss recognized	—	—	388	—

Net periodic benefit cost	$273	$388	$3,473	$1,185

Assumptions
Discount rate	6.35%	5.80%	5.62%	5.11%
Expected long-term rate of return	8.00%	8.00%	7.17%	6.70%
Rate of compensation increase	3.00%	3.00%	3.84%	3.62%

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$153	$176	$1,775	$1,884
Interest cost	1,381	1,343	3,839	3,314
Expected return on plan assets	(1,665)	(1,550)	(4,428)	(3,675)
Net amortization/deferrals	677	807	735	799
Curtailment loss recognized	—	—	2,122	—
Settlement loss recognized	—	—	520	—

Net periodic benefit cost	$546	$776	$4,563	$2,322

Assumptions
Discount rate	6.35%	5.80%	5.62%	5.11%
Expected long-term rate of return	8.00%	8.00%	7.17%	6.70%
Rate of compensation increase	3.00%	3.00%	3.84%	3.62%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

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

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$50	$59	$14	$60
Interest cost	495	527	52	93
Net amortization/deferrals	(226)	(83)	(102)	61
Curtailment gain recognized	—	—	(954)	—
Special termination benefit recognized	—	—	32	—

Net periodic benefit cost	$319	$503	$(958)	$214

Assumptions
Discount rate	6.35%	5.80%	5.50%	5.25%

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$100	$117	$27	$117
Interest cost	990	1,055	105	181
Net amortization/deferrals	(452)	(166)	(205)	118
Curtailment gain recognized	—	—	(954)	—
Special termination benefit recognized	—	—	32	—

Net periodic benefit cost	$638	$1,006	$(995)	$416

Assumptions
Discount rate	6.35%	5.80%	5.50%	5.25%

9. STOCK-BASED COMPENSATION

As of June 30, 2008, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

Stock-based compensation expense was $5.0 million and $4.6 million for the six months ended June 30, 2008 and 2007, respectively. Included in the stock-based compensation expense for 2008 above is $448,000 of

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

expense related to stock options, $1.5 million related to restricted stock, $2.5 million related to incentive stock awards, and $603,000 as compensation for Directors’ fees. At June 30, 2008, unamortized compensation expense related to those stock options, restricted shares and incentive stock awards expected to vest totaled $16.5 million and will be recognized over a weighted average period of 2.0 years.

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

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the six months ended June 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2007	1,009,494	$14.61	5.2	$20,022
Granted	253,500	34.78		3,310
Exercised	(132,384)	12.53		(4,675)
Canceled	(16,250)	19.49		(461)

Outstanding at June 30, 2008	1,114,360	$19.37	5.9	$31,724

Exercisable at June 30, 2008	821,852	$14.08	4.7	$27,747

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2008	2007
Dividend yield	.3%	.3%
Risk-free interest rate	3.5%	4.7%
Stock price volatility	33.9	40.7
Expected life (years)	5.0	5.0

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the maximum number of shares that may ultimately vest. As of June 30, 2008, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

Compensation expense for the restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and incentive stock awards activity and related information for the three months ended June 30, 2008:

	Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	301,500	694,049	$29.65
Granted	73,000	293,000	34.92
Vested	(82,958)	(243,913)	20.51
Canceled	(16,500)	(51,470)	27.16

Outstanding at June 30, 2008	275,042	691,666	$34.91

10. INCOME TAXES

The overall effective income tax rate was 37.4% for both the three and six months ended June 30, 2008 and 35.5% and 36.3% for the three and six months ended June 30, 2007, respectively.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes.

As of January 1, 2008, the liability for income taxes associated with uncertain tax positions was $17.2 million, of which $10.6 million, if recognized, would favorably affect the Company’s effective tax rate. The total liability related to uncertain tax positions as of June 30, 2008 is $17.7 million, of which $10.9 million, if recognized, would favorably affect the Company’s effective income tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2008, the Company had accrued interest and penalties related to uncertain tax positions of approximately $3.3 and $1.8 million, respectively. The total interest and penalties accrued as of June 30, 2008 are approximately $4.1 and $2.2 million, respectively.

In April 2008, the Internal Revenue Service completed its audit of the tax year ended December 31, 2004 without change to the tax as reported by the Company. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2003.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits may significantly change within the next twelve months. The approximate range is $3.0 million to $4.0 million based on the expiration of statutory review periods and current examinations.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

11. EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended June 30,
In thousands, except per share	2008	2007
Basic earnings per share
Income from continuing operations applicable to common shareholders	$33,762	$28,125
Divided by
Weighted average shares outstanding	48,095	48,666
Basic earnings from continuing operations per share	$0.70	$0.58

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$33,762	$28,125
Divided by sum of the
Weighted average shares outstanding	48,095	48,666
Conversion of dilutive stock options and non-vested stock	560	628

Diluted shares outstanding	48,655	49,294
Diluted earnings from continuing operations per share	$0.69	$0.57

	Six Months Ended June 30,
In thousands, except per share	2008	2007
Basic earnings per share
Income from continuing operations applicable to common shareholders	$66,275	$53,679
Divided by
Weighted average shares outstanding	48,306	48,413
Basic earnings from continuing operations per share	$1.37	$1.11

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$66,275	$53,679
Divided by sum of the
Weighted average shares outstanding	48,306	48,413
Conversion of dilutive stock options and non-vested stock	618	609

Diluted shares outstanding	48,924	49,022
Diluted earnings from continuing operations per share	$1.35	$1.09

12. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Six Months Ended June 30,
In thousands	2008	2007
Balance at December 31, 2007 and 2006, respectively	$22,314	$17,399
Warranty provision	9,752	5,329
Acquisition	—	1,399
Warranty claim payments	(5,305)	(5,489)

Balance at June 30, 2008 and 2007, respectively	$26,761	$18,638

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
In thousands	Total Carrying Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$349	$—	$349	$—

Total	$349	$—	$349	$—

As a result of our global operating activities, the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect our operating results and financial position. When

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

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

On October 18, 2007, Faiveley Transport Malmo AB filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. The components at issue are limited in number and used in the transit industry. On that same day, Faiveley also filed a related proceeding against the Company in the United States District Court for the Southern District of New York, requesting a preliminary injunction in aid of the arbitration. In both forums, Faiveley seeks to prevent the Company from manufacturing and selling the subject components until the arbitration panel decides Faiveley’s claim. In the arbitration, Faiveley also seeks an unspecified amount of damages. The Company’s motion and subsequent appeal to dismiss the federal court action on jurisdictional grounds were denied. During the week of July 28, 2008, the federal court conducted a hearing on Faiveley’s injunction request. A decision is expected in mid-August 2008. The arbitration panel expects to conduct its hearing on the underlying breach of contract issue in February 2009. The Company denies Faiveley’s allegations and does not believe that it has any material legal liability in this matter; it will vigorously contest both proceedings.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2007, filed on February 29, 2008. During the first six months of 2008, there were no material changes to the information described in Note 18 therein.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

Segment financial information for the three months ended June 30, 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$199,631	$190,563	$—	$390,194
Intersegment sales/(elimination)	5,354	557	(5,911)	—

Total sales	$204,985	$191,120	$(5,911)	$390,194

Income (loss) from operations	$36,154	$25,102	$(5,334)	$55,922
Interest expense and other, net	—	—	(1,989)	(1,989)

Income (loss) from continuing operations before income taxes	$36,154	$25,102	$(7,323)	$53,933

Segment financial information for the three months ended June 30, 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$180,986	$144,736	$—	$325,722
Intersegment sales/(elimination)	3,703	231	(3,934)	—

Total sales	$184,689	$144,967	$(3,934)	$325,722

Income (loss) from operations	$31,054	$18,981	$(4,118)	$45,917
Interest expense and other, net	—	—	(2,323)	(2,323)

Income (loss) from continuing operations before income taxes	$31,054	$18,981	$(6,441)	$43,594

Segment financial information for the six months ended June 30, 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$391,397	$382,124	$—	$773,521
Intersegment sales/(elimination)	9,897	1,001	(10,898)	—

Total sales	$401,294	$383,125	$(10,898)	$773,521

Income (loss) from operations	$72,163	$47,534	$(9,889)	$109,808
Interest expense and other, net	—	—	(3,853)	(3,853)

Income (loss) from continuing operations before income taxes	$72,163	$47,534	$(13,742)	$105,955

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

Segment financial information for the six months ended June 30, 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$365,653	$274,333	$—	$639,986
Intersegment sales/(elimination)	7,407	453	(7,860)	—

Total sales	$373,060	$274,786	$(7,860)	$639,986

Income (loss) from operations	$66,539	$29,596	$(7,954)	$88,181
Interest expense and other, net	—	—	(3,915)	(3,915)

Income (loss) from continuing operations before income taxes	$66,539	$29,596	$(11,869)	$84,266

Sales by product is as follows:

	Three Months Ended June 30,
In thousands	2008	2007
Brake products	$131,852	$112,876
Freight electronics & specialty products	96,339	87,568
Remanufacturing, overhaul & build	84,519	75,903
Transit products	55,304	34,104
Other	22,180	15,271

Total sales	$390,194	$325,722

	Six Months Ended June 30,
In thousands	2008	2007
Brake products	$262,262	$229,027
Freight electronics & specialty products	190,353	175,234
Remanufacturing, overhaul & build	179,211	147,263
Transit products	103,379	59,980
Other	38,316	28,482

Total sales	$773,521	$639,986

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

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

Balance Sheet as of June 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$51,255	$3,152	$187,273	$—	$241,680
Accounts receivable	241	194,328	89,576	—	284,145
Inventories	—	122,360	73,971	—	196,331
Other current assets	26,135	3,852	5,341	—	35,328

Total current assets	77,631	323,692	356,161	—	757,484
Property, plant and equipment	1,996	98,217	78,943	—	179,156
Goodwill	7,980	150,926	78,936	—	237,842
Investment in subsidiaries	1,450,306	271,037	180,807	(1,902,150)	—
Other intangibles	958	45,476	11,276	—	57,710
Other long term assets	(948)	310	24,546	—	23,908

Total Assets	$1,537,923	$889,658	$730,669	$(1,902,150)	$1,256,100

Current liabilities	$(2,809)	$228,029	$100,004	$—	$325,224
Intercompany	658,425	(731,920)	73,495	—	—
Long-term debt	150,000	135	—	—	150,135
Other long term liabilities	53,656	15,494	32,940	—	102,090

Total liabilities	859,272	(488,262)	206,439	—	577,449
Stockholders’ equity	678,651	1,377,920	524,230	(1,902,150)	678,651

Total Liabilities and Stockholders’ Equity	$1,537,923	$889,658	$730,669	$(1,902,150)	$1,256,100

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

Balance Sheet as of December 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$82,911	$10,004	$141,774	$—	$234,689
Accounts receivable	135	150,662	71,438	—	222,235
Inventories	—	108,958	67,019	—	175,977
Other current assets	24,703	3,530	4,633	—	32,866

Total current assets	107,749	273,154	284,864	—	665,767
Property, plant and equipment	2,493	100,806	79,138	—	182,437
Goodwill	7,980	151,297	73,316	—	232,593
Investment in subsidiaries	1,311,343	223,145	59,850	(1,594,338)	—
Other intangibles	1,354	46,602	10,717	—	58,673
Other long term assets	(1,526)	693	20,065	—	19,232

Total Assets	$1,429,393	$795,697	$527,950	$(1,594,338)	$1,158,702

Current liabilities	$1,576	$203,938	$89,721	$—	$295,235
Intercompany	608,282	(644,920)	36,638	—	—
Long-term debt	150,000	177	—	—	150,177
Other long term liabilities	52,267	13,445	30,310	—	96,022

Total liabilities	812,125	(427,360)	156,669	—	541,434
Stockholders’ equity	617,268	1,223,057	371,281	(1,594,338)	617,268

Total Liabilities and Stockholders’ Equity	$1,429,393	$795,697	$527,950	$(1,594,338)	$1,158,702

Income Statement for the Three Months Ended June 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$287,801	$141,222	$(38,829)	$390,194
Cost of sales	(151)	(192,171)	(119,059)	29,688	(281,693)

Gross (loss) profit	(151)	95,630	22,163	(9,141)	108,501
Operating expenses	(11,047)	(30,692)	(10,840)	—	(52,579)

Operating (loss) profit	(11,198)	64,938	11,323	(9,141)	55,922
Interest (expense) income, net	(4,718)	2,103	1,322	—	(1,293)
Other (expense) income, net	(188)	346	(854)	—	(696)
Equity earnings	61,738	9,022	—	(70,760)	—

Income (loss) from continuing operations before income tax	45,634	76,409	11,791	(79,901)	53,933
Income tax expense	(11,872)	(3,589)	(4,710)	—	(20,171)

Income (loss) from continuing operations	33,762	72,820	7,081	(79,901)	33,762
Discontinued operations (net of tax)	—	—	—	—	—

Net income (loss)	$33,762	$72,820	$7,081	$(79,901)	$33,762

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

Income Statement for the Three Months Ended June 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$245,363	$109,024	$(28,665)	$325,722
Cost of sales	(628)	(164,474)	(88,878)	19,108	(234,872)

Gross (loss) profit	(628)	80,889	20,146	(9,557)	90,850
Operating expenses	(12,078)	(21,835)	(11,020)	—	(44,933)

Operating (loss) profit	(12,706)	59,054	9,126	(9,557)	45,917
Interest (expense) income, net	(4,348)	2,791	871	—	(686)
Other (expense) income, net	(202)	601	(2,036)	—	(1,637)
Equity earnings	54,858	7,237	—	(62,095)	—

Income (loss) from continuing operations before income tax	37,602	69,683	7,961	(71,652)	43,594
Income tax expense	(9,502)	(3,636)	(2,331)	—	(15,469)

Income (loss) from continuing operations	28,100	66,047	5,630	(71,652)	28,125
Income (loss) from discontinued operations (net of tax)	30	—	(25)	—	5

Net income (loss)	$28,130	$66,047	$5,605	$(71,652)	$28,130

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Six Months Ended June 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$575,032	$267,423	$(68,934)	$773,521
Cost of sales	(370)	(388,948)	(223,292)	52,805	(559,805)

Gross (loss) profit	(370)	186,084	44,131	(16,129)	213,716
Operating expenses	(26,992)	(55,643)	(21,273)	—	(103,908)

Operating (loss) profit	(27,362)	130,441	22,858	(16,129)	109,808
Interest (expense) income, net	(9,543)	4,494	2,275	—	(2,774)
Other (expense) income, net	(411)	1,938	(2,606)	—	(1,079)
Equity earnings	126,752	16,057	—	(142,809)	—

Income (loss) from continuing operations before income tax	89,436	152,930	22,527	(158,938)	105,955
Income tax expense	(23,164)	(7,333)	(9,183)	—	(39,680)

Income (loss) from continuing operations	66,272	145,597	13,344	(158,938)	66,275
Loss from discontinued operations (net of tax)	—	—	(3)	—	(3)

Net income (loss)	$66,272	$145,597	$13,341	$(158,938)	$66,272

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

Income Statement for the Six Months Ended June 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$487,742	$213,574	$(61,330)	$639,986
Cost of sales	417	(326,524)	(178,737)	42,274	(462,570)

Gross profit (loss)	417	161,218	34,837	(19,056)	177,416
Operating expenses	(23,267)	(44,862)	(21,106)	—	(89,235)

Operating (loss) profit	(22,850)	116,356	13,731	(19,056)	88,181
Interest (expense) income, net	(8,415)	5,500	1,446	—	(1,469)
Other (expense) income, net	(601)	1,039	(2,884)	—	(2,446)
Equity earnings	103,439	8,943	—	(112,382)	—

Income (loss) from continuing operations before income tax	71,573	131,838	12,293	(131,438)	84,266
Income tax expense	(17,951)	(7,686)	(4,950)	—	(30,587)

Income (loss) from continuing operations	53,622	124,152	7,343	(131,438)	53,679
Income (loss) from discontinued operations (net of tax)	30	—	(57)	—	(27)

Net income (loss)	$53,652	$124,152	$7,286	$(131,438)	$53,652

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(4,416)	$141,926	$51,605	$(158,938)	$30,177
Net cash used for investing activities	(4,483)	(3,134)	(171)	—	(7,788)
Net cash (used for) provided by financing activities	(22,757)	(145,644)	(13,341)	158,938	(22,804)
Effect of changes in currency exchange rates	—	—	7,406	—	7,406

(Decrease) increase in cash	(31,656)	(6,852)	45,499	—	6,991
Cash, beginning of year	82,911	10,004	141,774	—	234,689

Cash, end of period	$51,255	$3,152	$187,273	$—	$241,680

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$7,940	$131,479	$18,242	$(131,438)	$26,223
Net cash used for investing activities	(73,335)	(4,525)	(3,607)	—	(81,467)
Net cash provided by (used for) financing activities	1,305	(124,152)	(7,286)	131,438	1,305
Effect of changes in currency exchange rates	—	—	7,186	—	7,186

(Decrease) increase in cash	(64,090)	2,802	14,535	—	(46,753)
Cash, beginning of year	106,233	(231)	81,977	—	187,979

Cash, end of period	$42,143	$2,571	$96,512	$—	$141,226

17. OTHER EXPENSE, NET

The components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Foreign currency loss	$854	$1,345	$1,196	$2,095
Other miscellaneous (income) expense	(158)	292	(117)	351

Total other expense	$696	$1,637	$1,079	$2,446

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 12 countries. In the first six months of 2008, about 42% of the Company’s revenues came from customers outside the U.S.

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

In 2008, the Company expects conditions to remain generally favorable in its passenger transit rail markets and expects its freight rail markets to remain stable, but subject to changes in overall economic conditions. Through mid-July 2008, revenue ton-miles increased 1.6%, compared to the same period in 2007. Demand for new locomotives is expected to be slightly higher than in 2007, while demand for new freight cars is expected to be lower. Less than 20% of the Company’s revenues are directly related to deliveries of new freight cars. At June 30, 2008, the industry backlog of freight cars ordered was 61,573, compared to 65,223 at the end of the prior quarter. In the passenger transit rail market, the Company believes that increases in ridership and federal funding will continue to have a positive effect on the demand for new equipment and aftermarket parts. In addition, the Company has a strong backlog of transit-related projects, some of which are expected to generate increased revenues in 2008.

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

Since 2006, Wabtec has downsized its Canadian operations by moving certain products to lower-cost facilities and outsourcing. In the Freight segment, Wabtec recorded charges of $3.1 million and $3.0 million for the three months ended June 30, 2008 and 2007, respectively. Wabtec recorded charges of $3.1 million and $4.0 million for the six months ended June 30, 2008 and 2007, respectively. Total expenses for restructuring and other expenses recorded since 2006 have been $14.9 million, comprised of the $4.8 million for employee severance costs for approximately 370 salaried and hourly employees; $4.8 million of pension and postretirement benefit curtailment for those employees; $4.8 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment specific to one location. The goodwill impairment was recorded as amortization expense and most of the other charges were recorded to cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of June 30, 2008, $2.3 million of this amount had been paid. In the Transit segment, Wabtec recorded charges of $1.1 million for the six months ended June 30, 2007. Total expenses for restructuring and other expenses recorded since 2006 have been $1.5 million, comprised of severance, pension, and asset impairment. All charges were recorded to cost of sales. As of June 30, 2008, all but $68,000 of these costs has been paid.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
Net sales	$390.2	$325.7	$773.5	$640.0
Cost of sales	(281.7)	(234.9)	(559.8)	(462.6)

Gross profit	108.5	90.8	213.7	177.4
Selling, general and administrative expenses	(42.1)	(34.9)	(82.5)	(69.9)
Engineering expenses	(9.6)	(9.0)	(19.6)	(17.8)
Amortization expense	(0.9)	(1.0)	(1.8)	(1.5)

Total operating expenses	(52.6)	(44.9)	(103.9)	(89.2)
Income from operations	55.9	45.9	109.8	88.2
Interest income (expense), net	(1.3)	(0.7)	(2.7)	(1.5)
Other expense, net	(0.7)	(1.6)	(1.1)	(2.4)

Income from continuing operations before income taxes	53.9	43.6	106.0	84.3
Income tax expense	(20.1)	(15.5)	(39.7)	(30.6)

Income from continuing operations	33.8	28.1	66.3	53.7
Discontinued operations	—	—	—	—

Net income	$33.8	$28.1	$66.3	$53.7

SECOND QUARTER 2008 COMPARED TO SECOND QUARTER 2007

The following table summarizes the results of operations for the period:

	Three months ended June 30,
In thousands	2008	2007	Percent Change
Net sales	$390,194	$325,722	19.8%
Income from operations	55,922	45,917	21.8%
Net income	33,762	28,130	20.0%

Net sales increased by $64.5 million to $390.2 million from $325.7 million for the three months ended June 30, 2008 and 2007, respectively. The increase is primarily due to internal growth from increased sales of $13.7 million for combined freight and transit brake products, $9.0 million for remanufacturing, overhaul and build of cars and locomotives in the freight and transit groups, $8.8 million for freight electronics and specialty products, $5.2 million for other transit related products and $5.2 million for other products. Net sales increased $15.4 million from an acquisition completed in the second quarter of 2007. The Company also realized net sales improvements of $7.2 million due to foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the three months ended June 30, 2008 was $33.8 million or $0.69 per diluted share. Net income for the three months ended June 30, 2007 was $28.1 million or $0.57 per diluted share. Net income improved primarily due to sales increases and consistent operating costs.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	Three months ended June 30,
In thousands	2008	2007
Freight Group	$199,631	$180,986
Transit Group	190,563	144,736

Net sales	$390,194	$325,722

Freight Group sales increased by $18.7 million or 10.3% primarily due to increased sales of $8.8 million for freight electronics and specialty products, $3.6 for brake products, $5.4 for other products, and $2.5 million due to foreign exchange. Offsetting those increases was a decrease of $1.6 million for remanufacturing, overhaul and build of cars and locomotives. Transit Group sales increased by $45.8 million or 31.7% primarily due to increased sales of $10.6 million for remanufacturing, overhaul and build of cars and locomotives, $10.1 for brake products, $5.2 for other transit related products, $15.4 million from an acquisition completed in the second quarter of 2007, and $4.7 million due to foreign exchange, partially offset by a $0.2 million decrease for other products.

Gross profit Gross profit increased to $108.5 million in the second quarter of 2008 compared to $90.8 million in the same period of 2007. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In the second quarter of 2008, gross profit, as a percentage of sales, was 27.8% compared to 27.9% the same period of 2007. The gross profit percentage was flat due to the changing mix of revenues from Freight to Transit as Transit margins tend to be lower than Freight. This was offset by ongoing efficiency and cost saving initiatives.

The provision for warranty expense was $710,000 higher for the second quarter of 2008 compared to the same period of 2007, which had a negative impact on gross profit. These provisions, which are established based on historical claims as a percentage of revenue, were slightly higher due to increased sales resulting in higher reserve compared to the second quarter of 2007.

Operating expenses The following table shows our operating expenses:

	Three months ended June 30,
In thousands	2008	2007	Percent Change
Selling, general and administrative expenses	$42,036	$34,915	20.4%
Engineering expenses	9,631	9,026	6.7%
Amortization expense	912	992	(8.1)%

Total operating expenses	$52,579	$44,933	17.0%

Selling, general, and administrative expenses increased $7.1 million in the second quarter of 2008 compared to the same period of 2007 due to $3.3 million from increased legal expenses and $1.5 million from an acquisition completed during the second quarter of 2007. Engineering expenses increased by $605,000 in the second quarter of 2008 compared to the same period of 2007 mostly due to the same acquisition. Total operating expenses were 13.5% and 13.8% of sales for the second quarters of 2008 and 2007, respectively.

Income from operations Income from operations totaled $55.9 million (or 14.3% of sales) in the second quarter of 2008 compared with $45.9 million (or 14.1% of sales) in the same period of 2007. Income from operations improved primarily due to sales increases and higher operating margins.

Interest expense, net Interest expense, net increased $607,000 in the second quarter of 2008 compared to the same period of 2007 primarily due to the Company’s overall lower cash balances, resulting in lower interest income.

Other expense, net The Company recorded foreign exchange expense of $854,000 and $1.3 million in the second quarter of 2008 and 2007, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The overall effective income tax rate was 37.4% and 35.5% for second quarters of 2008 and 2007, respectively. The increase in effective tax rate is primarily due to approximately $1.3 million of tax benefit recognized during the second quarter of 2007 related to the reversal of a state deferred tax valuation allowance.

Net income Net income for the second quarter of 2008 increased $5.6 million, compared with the same period of 2007. Net income improved primarily due to sales increases and higher operating margins.

FIRST SIX MONTHS OF 2008 COMPARED TO FIRST SIX MONTHS OF 2007

The following table summarizes the results of operations for the period:

	Six months ended June 30,
In thousands	2008	2007	Percent Change
Net sales	$773,521	$639,986	20.9%
Income from operations	109,808	88,181	24.5%
Net income	66,272	53,652	23.5%

Net sales increased by $133.5 million to $773.5 million from $640.0 million for the six months ended June 30, 2008 and 2007, respectively. The increase is primarily due to internal growth from increased sales of $31.8 million for remanufacturing, overhaul and build of cars and locomotives in the freight and transit groups, $22.5 for combined freight and transit brake products, $15.1 million for freight electronics and specialty products, $9.2 million for other transit related products and $6.6 million for other products. Net sales increased $33.0 million from an acquisition completed in the second quarter of 2007. The Company also realized net sales improvements of $15.3 million due to foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the six months ended June 30, 2008 was $66.3 million or $1.35 per diluted share. Net income for the six months ended June 30, 2007 was $53.7 million or $1.09 per diluted share. Net income improved primarily due to sales increases and consistent operating costs.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	Six months ended June 30,
In thousands	2008	2007
Freight Group	$391,397	$365,653
Transit Group	382,124	274,333

Net sales	$773,521	$639,986

Freight Group sales increased by $25.7 million or 7.0% primarily due to increased sales of $15.1 for freight electronics and specialty products, $7.4 for brake products, $6.8 for other products and $5.2 million due to foreign exchange. Offsetting those increases was a decrease of $8.8 million for remanufacturing, overhaul and build of cars and locomotives. Transit Group sales increased by $107.8 million or 39.3% primarily due to increased sales of $40.6 million for remanufacturing, overhaul and build of cars and locomotives, $15.1 for brake products, $9.2 for other transit related products, $33.0 million from an acquisition completed in the second quarter of 2007, and $10.1 million due to foreign exchange, partially offset by a $0.2 million decrease for other products.

Gross profit Gross profit increased to $213.7 million for the first six months of 2008 compared to $177.4 million in the same period of 2007. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. For the first six months of 2008, gross profit, as a percentage of sales, was 27.6% compared to 27.7% the same period of 2007. The gross profit percentage was flat due to the changing mix of revenues from Freight to Transit as Transit margins tend to be lower than Freight. This was offset by ongoing efficiency and cost saving initiatives.

In addition, for the first six months of 2008 the provision for warranty expense was $4.4 million higher compared to the same period of 2007, which had a negative impact on gross profit and margin. These increases relate to specific reserves. In addition, these provisions, which are established based on historical claims as a percentage of revenue, were slightly higher due to increased sales resulting in a higher reserve compared to the first six months of 2007.

Operating expenses The following table shows our operating expenses:

	Six months ended June 30,
In thousands	2008	2007	Percent Change
Selling, general and administrative expenses	$82,481	$69,860	18.1%
Engineering expenses	19,612	17,842	9.9%
Amortization expense	1,815	1,533	18.4%

Total operating expenses	$103,908	$89,235	16.4%

Selling, general, and administrative expenses increased $12.6 million for the first six months of 2008 compared to the same period of 2007 due to $5.5 million from increased legal expenses and $4.2 million from an acquisition completed during the second quarter of 2007 offset by $2.5 million for expenses related to the Bombardier settlement that were recorded in the first quarter of 2007. Engineering expenses increased by $1.8 million for the first six months of 2008 compared to the same period of 2007 mostly due to the same acquisition. Total operating expenses were 13.4% and 13.9% of sales for the first quarters of 2008 and 2007, respectively.

Income from operations Income from operations totaled $109.8 million (or 14.2% of sales) for the first six months of 2008 compared with $88.2 million (or 13.8% of sales) in the same period of 2007. Income from operations improved primarily due to sales increases and higher operating margins.

Interest expense, net Interest expense, net increased $1.3 million for the first six months of 2008 compared to the same period of 2007 primarily due to the Company’s overall lower cash balances, resulting in lower interest income.

Other expense, net The Company recorded foreign exchange expense of $1.2 million and $2.1 million during the first six months of 2008 and 2007, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The overall effective income tax rate was 37.4% and 36.3% for the six months ended June 30, 2008 and 2007, respectively. The increase in effective tax rate is primarily due to approximately $1.3 million of tax benefit recognized during the second quarter of 2007 related to the reversal of a state deferred tax valuation allowance.

Net income Net income for the first six months of 2008 increased $12.6 million, compared with the same period of 2007. Net income improved primarily due to sales increases and higher operating margins.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data:

	Six months ended June 30,
In thousands	2008	2007
Cash provided by (used for):
Operating activities	$30,177	$26,223
Investing activities	(7,788)	(81,467)
Financing activities	(22,804)	1,305
Increase (decrease) in cash	$6,991	$(46,753)

Operating activities Cash provided by operations in the first six months of 2008 was $30.2 million as compared to cash provided by operations of $26.2 million for the same period of 2007. This $4.0 million increase was the result of increased earnings offset by certain changes in operating assets and liabilities. Net income for the Company increased $12.6 million primarily as a result of increased sales. Accounts receivable decreased operating cash flows by $46.2 million due to large customer billings for certain transit contracts. Accrued liabilities and customer deposits increased operating cash flows by $48.2 million due to the progress of customer billing for certain contracts. Accrued taxes used cash of $6.6 million primarily due to the adoption of FIN48 during the first quarter of 2007.

Investing activities In the first six months of 2008 and 2007, cash used in investing activities was $7.8 million and $81.5 million, respectively. During the second quarter of 2007, Wabtec acquired Ricon Corporation, a manufacturer of wheelchair lifts and ramps, for $73.3 million. Capital expenditures were $7.9 million and $8.3 million in the first six months of 2008 and 2007, respectively.

On June 30, 2008, subsequent to the close of our four-four-five accounting quarter, the Company acquired POLI S.p.A., a European based manufacturer of rail braking equipment, for a net price of €53 million (about $80 million USD) in cash. POLI’s products include brake discs for high speed applications, as well as tread brake units and pneumatic brake valves that meet International Union of Railways (UIC) standards. POLI will operate as a business of Wabtec’s Transit Group.

Financing activities In the first six months of 2008, cash used by financing activities was $22.8 million, which included $2.9 million of proceeds from the exercise of stock options and other benefit plan activity, offset by $969,000 of dividend payments and $24.7 million for the repurchase of 718,100 shares of stock. In the first six months of 2007, cash provided by financing activities was $1.3 million, which included $5.7 million of proceeds from the exercise of stock options and other benefit plans, offset by $986,000 of dividend payments and $3.4 million for the repurchase of 92,700 shares of stock.

The following table shows outstanding indebtedness at June 30, 2008 and December 31, 2007.

In thousands	June 30, 2008	December 31, 2007
6.875% senior notes, due 2013	$150,000	$150,000
Capital Leases	203	250

Total	150,203	150,250
Less—current portion	68	73

Long-term portion	$150,135	$150,177

Cash balance at June 30, 2008 and December 31, 2007 was $241.7 million and $234.7 million, respectively.

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At June 30, 2008, the Company had available bank borrowing capacity, net of $58.7 million of letters of credit, of approximately $116.3 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the six months ended June 30, 2008 or during the year ended December 31, 2007.

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

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. On February 20, 2008, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares. During the first quarter of 2008, the Company completed the $50 million authorization made in 2006. Cumulative purchases under both plans have totaled $61.4 million, leaving $88.6 million under the authorization.

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding.

During 2007, 509,800 shares were repurchased at an average price of $35.06 per share. During the first quarter of 2008, the Company repurchased 712,900 shares of Wabtec stock at an average price of $34.29 per share. During the second quarter of 2008, the Company repurchased 5,200 shares of Wabtec stock at an average price of $35.97 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

Since the adoption of FIN 48, the Company has recognized a total liability of $17.7 million for unrecognized tax benefits. The Company estimates that $3.0 million to $4.0 million of the total unrecognized tax benefits relate to uncertain tax positions in various taxing jurisdictions that may be resolved within the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for the remaining balances due to the uncertainty of the timing and outcome of its audits and other factors.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	materially adverse changes in economic or industry conditions generally or in the markets served by us, including North America, South America, Europe, Australia and Asia;

•	demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	orders either being delayed, canceled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment; or

•	fluctuations in interest rates and foreign currency exchange rates;

•	availability of credit;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of acquisitions;

•	the development and use of new technology; or

•	the integration of recently completed or future acquisitions.

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations; or

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. There was no outstanding variable-rate debt at June 30, 2008.

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

At June 30, 2008, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €1.2 million Euro (or $1.6 million USD), with an average exchange rate of $1.33 USD per €1 Euro. These forward contracts are used to mitigate the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. Since the Company does not treat these derivatives as hedges, the change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. For the six months ended June 30, 2008, the Company recorded a fair value gain in the amount of $295,000.

At June 30, 2008, the Company had forward contracts for the sale of USD and the purchase of South African Rand (ZAR). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of June 30, 2008, the Company had forward contracts with a notional value of R18.7 million ZAR (or $2.4 million USD), with an average exchange rate of R7.78 ZAR per USD, resulting in the recording of a current asset of $68,000 and a corresponding offset in accumulated other comprehensive loss of $43,000, net of tax.

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

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the six months of 2008, approximately 58% of Wabtec’s net sales were to customers in the United States, 10% in Canada, 3% in Mexico, 5% in Australia, 2% in Germany, 12% in the United Kingdom, and 10% in other international locations.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2008. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

During 2007, 509,800 shares were repurchased at an average price of $35.06 per share. During the first quarter of 2008, the Company repurchased 712,900 shares of Wabtec stock at an average price of $34.29 per share. During the second quarter of 2008, the Company repurchased 5,200 shares of Wabtec stock at an average price of $35.97 per share. All purchases were on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
March 30, 2008 to April 26, 2008	5,200	$35.97	5,200	$88,584,329
April 27, 2008 to May 24, 2008	—	—	—	$88,584,329
May 25, 2008 to June 28, 2008	—	—	—	$88,584,329

Total	5,200	$35.97	5,200	$88,584,329

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Wabtec was held May 14, 2008. One matter was considered and voted upon at the Annual Meeting: the election of three persons to serve as Directors.

Election of Directors Nominations of Emilio A. Fernandez, Lee B. Foster II, and James V. Napier to serve as Directors for a term expiring in 2011 were considered and each nominee was elected.

The voting was as follows:

Nominee	Title	Votes For	Votes Against	Votes Withheld
Emilio A. Fernandez	Director and Vice Chairman	41,124,193	—	2,972,451
Lee B. Foster II	Director	40,831,715	—	3,264,929
James V. Napier	Director	41,532,897	—	2,563,747

The terms of office of Robert J. Brooks, Brian P. Hehir, Michael W. D. Howell, William E. Kassling, Albert J. Neupaver, Nickolas W. Vande Steeg, and Gary C. Valade continued after the Annual Meeting. They will serve as directors until their terms expire and until their successors have been duly elected and qualified.

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007.

10.1	Stock Purchase Agreement dated May 16, 2008 between the Company and Polinvest S.r.l.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon,
Senior Vice President,
Chief Financial Officer and Secretary

DATE: August 8, 2008

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007, filed as Exhibit 3.1 to Form 8-K filed on December 14, 2007, and incorporated herein by reference.

10.1	Stock Purchase Agreement dated May 16, 2008 between the Company and Polinvest S.r.l., filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, filed herewith.