Form 10-Q
period 2008-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2008-11-06
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Common Stock, $.01 par value per share	48,485,991 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

September 30, 2008 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited September 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$186,390	$234,689
Accounts receivable	298,683	222,235
Inventories	223,367	175,977
Deferred income taxes	24,254	24,766
Other current assets	11,833	8,100

Total current assets	744,527	665,767
Property, plant and equipment	417,779	417,157
Accumulated depreciation	(233,769)	(234,720)

Property, plant and equipment, net	184,010	182,437
Other Assets
Goodwill	277,033	232,593
Other intangibles, net	56,834	58,673
Deferred income taxes	4,343	4,316
Other noncurrent assets	18,464	14,916

Total other assets	356,674	310,498

Total Assets	$1,285,211	$1,158,702

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$154,808	$137,226
Accrued income taxes	4,642	3,625
Customer deposits	99,832	67,291
Accrued compensation	30,612	30,519
Accrued warranty	16,406	14,390
Other accrued liabilities	45,600	42,184

Total current liabilities	351,900	295,235
Long-term debt	150,121	150,177
Reserve for postretirement and pension benefits	52,856	53,539
Deferred income taxes	9,353	9,834
Accrued warranty	12,064	7,924
Other long term liabilities	24,216	24,725

Total liabilities	600,510	541,434
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,480,991 and 48,698,344 outstanding at September 30, 2008 and December 31, 2007, respectively	662	662
Additional paid-in capital	325,571	320,928
Treasury stock, at cost, 17,693,776 and 17,476,423 shares, at September 30, 2008 and December 31, 2007, respectively	(255,669)	(238,131)
Retained earnings	622,454	524,538
Accumulated other comprehensive (loss) income	(8,317)	9,271

Total shareholders’ equity	684,701	617,268

Total Liabilities and Shareholders’ Equity	$1,285,211	$1,158,702

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended September 30		Unaudited Nine Months Ended September 30
In thousands, except per share data	2008	2007	2008	2007
Net sales	$396,017	$354,834	$1,169,538	$994,820
Cost of sales	(288,343)	(259,117)	(848,148)	(721,687)

Gross profit	107,674	95,717	321,390	273,133
Selling, general and administrative expense	(43,841)	(39,679)	(126,322)	(109,539)
Engineering expense	(9,713)	(9,237)	(29,325)	(27,079)
Amortization expense	(1,666)	(1,009)	(3,481)	(2,542)

Total operating expenses	(55,220)	(49,925)	(159,128)	(139,160)
Income from operations	52,454	45,792	162,262	133,973
Other income and expenses
Interest (expense) income, net	(1,943)	(1,437)	(4,717)	(2,906)
Other expense, net	(100)	(927)	(1,179)	(3,373)

Income from continuing operations before income taxes	50,411	43,428	156,366	127,694
Income tax expense	(17,241)	(16,668)	(56,921)	(47,255)

Income from continuing operations	33,170	26,760	99,445	80,439
Discontinued operations
Income (loss) from discontinued operations (net of tax)	—	482	(3)	455

Net income	$33,170	$27,242	$99,442	$80,894

Earnings Per Common Share
Basic
Income from continuing operations	$0.69	$0.55	$2.06	$1.66
Income from discontinued operations	—	0.01	—	0.01

Net income	$0.69	$0.56	$2.06	$1.67

Diluted
Income from continuing operations	$0.68	$0.54	$2.03	$1.64
Income from discontinued operations	—	0.01	—	0.01

Net income	$0.68	$0.55	$2.03	$1.65

Weighted average shares outstanding
Basic	48,161	48,736	48,269	48,488
Diluted	48,827	49,381	48,918	49,100

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
In thousands	2008	2007
Operating Activities
Net income	$99,442	$80,894
Stock-based compensation expense	7,684	7,567
Adjustments to reconcile net income to net cash provided by operations:
Discontinued operations	(38)	(455)
Depreciation and amortization	22,035	21,221
Excess income tax benefits from exercise of stock options	(1,643)	(1,985)
Changes in operating assets and liabilities
Accounts receivable	(71,810)	(23,480)
Inventories	(31,808)	(23,407)
Accounts payable	13,213	13,846
Accrued income taxes	3,153	10,563
Accrued liabilities and customer deposits	39,655	(37,109)
Other assets and liabilities	(2,588)	(3,119)

Net cash provided by operating activities	77,295	44,536
Investing Activities
Purchase of property, plant and equipment and other	(12,483)	(12,852)
Proceeds from disposal of property, plant and equipment	94	27
Acquisitions of business, net of cash acquired	(82,263)	(73,547)
Sale of discontinued operations	—	398

Net cash used for investing activities	(94,652)	(85,974)
Financing Activities
Repayments of other borrowings	(64)	—
Proceeds from the issuance of treasury stock for stock options and other benefit plans	2,431	5,271
Stock repurchase	(24,653)	(4,816)
Excess income tax benefits from exercise of stock options	1,643	1,985
Cash dividends ($0.03 per share for the nine months ended September 30, 2008 and 2007)	(1,454)	(1,463)

Net cash (used for) provided by financing activities	(22,097)	977
Effect of changes in currency exchange rates	(8,845)	10,508

Decrease in cash	(48,299)	(29,953)
Cash, beginning of year	234,689	187,979

Cash, end of period	$186,390	$158,026

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 13 countries. In the first nine months of 2008, about 42% of the Company’s revenues came from customers outside the U.S.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $11.0 million and $9.5 million at September 30, 2008 and December 31, 2007, respectively.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

At September 30, 2008, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €733,000 Euro (or $973,000 USD), with an average exchange rate of $1.33 USD per €1 Euro. These forward contracts are used to mitigate the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. Since the Company does not treat these derivatives as hedges, the change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. For the nine months ended September 30, 2008, the Company recorded a fair value gain in the amount of $221,000.

At September 30, 2008, the Company had forward contracts for the sale of USD and the purchase of South African Rand (ZAR). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of September 30, 2008, the Company had forward contracts with a notional value of R9.7 million ZAR (or $1.2 million USD), with an average exchange rate of R7.96 ZAR per USD, resulting in the recording of a current asset of $68,000 and a corresponding offset in accumulated other comprehensive loss of $43,000, net of tax.

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

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized as other expense were $601,000 and $519,000 for the three months ended September 30, 2008 and 2007, respectively, and $1.8 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Net income	$33,170	$27,242	$99,442	$80,894
Foreign currency translation (loss) gain	(30,731)	13,398	(18,340)	26,361
Unrealized gain on foreign exchange contracts, net of tax	—	67	43	1,648
Change in pension and post retirement benefit plans, net of tax	227	145	709	1,086

Total comprehensive income	$2,666	$40,852	$81,854	$109,989

The components of accumulated other comprehensive (loss) income were:

In thousands	September 30, 2008	December 31, 2007
Foreign currency translation gain	$22,242	$40,582
Unrealized gain on foreign exchange contracts, net of tax	43	—
Pension benefit plans and post retirement benefit plans, net of tax	(30,602)	(31,311)

Total accumulated comprehensive (loss) income	$(8,317)	$9,271

Reclassifications Certain prior year amounts have been reclassified where necessary to conform to the current year presentation.

Recent Accounting Pronouncements In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company does not have any financial assets that are valued using inactive markets, and as such is not impacted by the issuance of this FSP. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On October 27, 2008, the Company acquired certain assets related to the development, sale, service, and maintenance of software programs used in train management systems for $4.5 million.

On September 12, 2008, the Company signed a definitive agreement to acquire Standard Car Truck Company, a leading rail equipment supplier, for cash of about $300.0 million. Standard Car Truck Company has annual sales of approximately $225.0 million and manufactures engineered components for locomotives and freight cars. The Company expects the transaction to be completed in the fourth quarter of this year.

On June 30, 2008, the Company acquired 100% of the stock of Poli S.p.A. (Poli), a European based manufacturer of rail braking equipment including brake discs for high speed applications, as well as tread brake units and pneumatic brake valves that meet International Union of Railways (UIC) standards. Poli will primarily operate as a business of Wabtec’s Transit Group. The purchase price was €52.2 million (about $82.3 million USD), net of cash received, resulting in preliminary additional goodwill of $48.2 million, of which none will be deductible for tax purposes. Included in the purchase price is $11.8 million related to an escrow deposit, which may be released to the Company for indemnity claims, environmental claims or allocation of tax liabilities in accordance with the purchase and escrow agreements.

For the Poli acquisition, the following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Poli
In thousands	June 30, 2008
Current assets	$30,905
Property, plant & equipment	12,621
Goodwill and other intangible assets	49,895
Other assets	346

Total assets acquired	93,767
Total liabilities assumed	(11,504)

Net assets acquired	$82,263

The preliminary allocation of acquired intangible assets, exclusive of goodwill, was $1.7 million which was assigned to customer backlog. The Company is in the process of finalizing the valuations of the acquired assets and liabilities, and therefore, the purchase price allocation is preliminary and subject to change once finalized. Operating results have been included in the consolidated statement of operations from the acquisition date forward.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

The following unaudited pro forma financial information presents income statement results as if the acquisitions of Poli and Ricon had occurred on January 1, 2007:

	Three Months Ended September 30		Nine Months Ended September 30
In thousands	2008	2007	2008	2007
Net sales	$396,017	$363,170	$1,188,603	$1,046,921
Gross profit	107,674	99,508	328,593	292,152
Net income	$33,170	$27,794	$99,736	$81,780
Diluted earnings per share
As reported	$0.68	$0.55	$2.03	$1.65
Diluted	0.68	0.56	2.04	1.67

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

At August 6, 2007, the sale of a joint venture in China was completed for approximately $398,000 in cash.

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	September 30, 2008	December 31, 2007
Raw materials	$84,547	$68,542
Work-in-process	89,251	71,282
Finished goods	49,569	36,153

Total inventory	$223,367	$175,977

5. RESTRUCTURING AND IMPAIRMENT CHARGES

Since 2006, Wabtec has downsized its Canadian operations by moving certain products to lower-cost facilities and outsourcing. In the Freight segment, Wabtec recorded charges of $1.1 million and $481,000 for the three months ended September 30, 2008 and 2007, respectively. Wabtec recorded charges of $4.1 million and $4.5 million for the nine months ended September 30, 2008 and 2007, respectively. Total expenses for restructuring and other expenses recorded since 2006 have been $16.0 million, comprised of the $5.2 million for employee severance costs for approximately 390 salaried and hourly employees; $5.5 million of pension and postretirement benefit curtailment for those employees; $4.8 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment. The goodwill impairment was recorded as amortization expense and most of the other charges were recorded to cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of September 30, 2008, $3.1 million of this amount had been paid. In the Transit segment, Wabtec recorded charges of $1.1 million for the nine months ended September 30, 2007. Total expenses for restructuring and other expenses recorded since 2006 have been $1.5 million, comprised of severance, pension, and asset impairment. All charges are recorded to cost of sales. As of September 30, 2008, all but $58,000 of these costs have been paid.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

6. INTANGIBLES

Goodwill was $277.0 million and $232.6 million at September 30, 2008 and December 31, 2007, respectively. The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2008 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2007	$114,829	$117,764	$232,593
Acquisition	—	48,190	48,190
Adjustment to preliminary purchase allocation	—	654	654
Foreign currency impact	(582)	(3,822)	(4,404)

Balance at September 30 2008	$114,247	$162,786	$277,033

As of September 30, 2008 and December 31, 2007, the Company’s trademarks had a net carrying amount of $34.4 million and $34.5 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	September 30, 2008	December 31, 2007
Patents and other, net of accumulated amortization of $26,579 and $25,620	$7,133	$8,702
Customer relationships, net of accumulated amortization of $4,245 and $1,320	15,329	15,450

Total	$22,462	$24,152

The weighted average remaining useful life of patents is 7 years and customer relationships is 13 years. Amortization expense for intangible assets was $1.7 million and $3.5 million for the three and nine months ended September 30, 2008, respectively, and $1.0 million and $2.5 million for the three and nine months ended September 30, 2007, respectively.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2008	December 31, 2007
6.875% senior notes, due 2013	$150,000	$150,000
Capital Leases	186	250

Total	150,186	150,250
Less—current portion	65	73

Long-term portion	$150,121	$150,177

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the initial Alternate Rate margin is 175 basis points.

The 2008 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2008 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; capital expenditures; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to cash flow ratio 3.25.

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At September 30, 2008, the Company had available bank borrowing capacity, net of $58.2 million of letters of credit, of approximately $116.8 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the nine months ended September 30, 2008 or during the year ended December 31, 2007.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

Company Stock Repurchase Plan

During 2007, the Company repurchased 509,800 shares of its stock at an average price of $35.06 per share. During the first quarter of 2008, the Company repurchased 712,900 shares at an average price of $34.29 per share. During the second quarter of 2008, the Company repurchased 5,200 shares at an average price of $35.97 per share. No additional shares were repurchased during the third quarter of 2008. All purchases were on the open market.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$55	$63	$859	$793
Interest cost	691	689	1,855	1,850
Expected return on plan assets	(828)	(877)	(2,136)	(1,970)
Net amortization/deferrals	289	368	356	391
Curtailment loss recognized	—	—	923	1,126
Settlement loss recognized	—	—	539	—

Net periodic benefit cost	$207	$243	$2,396	$2,190

Assumptions
Discount rate	6.35%	5.80%	5.62%	5.11%
Expected long-term rate of return	8.00%	8.00%	7.17%	6.70%
Rate of compensation increase	3.00%	3.00%	3.84%	3.62%

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$208	$240	$2,634	$2,676
Interest cost	2,072	2,033	5,694	5,164
Expected return on plan assets	(2,493)	(2,428)	(6,564)	(5,645)
Net amortization/deferrals	966	1,174	1,091	1,190
Curtailment loss recognized	—	—	3,045	2,469
Settlement loss recognized	—	—	1,059	—

Net periodic benefit cost	$753	$1,019	$6,959	$5,854

Assumptions
Discount rate	6.35%	5.80%	5.62%	5.11%
Expected long-term rate of return	8.00%	8.00%	7.17%	6.70%
Rate of compensation increase	3.00%	3.00%	3.84%	3.62%

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements. Based on actuarial estimates the Company expects to contribute $1.0 million to the U.S. plan and $6.7 million to the international plans during 2008.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Post Retirement Benefit Plans

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$82	$54	$13	$(32)
Interest cost	514	481	51	12
Net amortization/deferrals	(120)	(321)	(100)	(200)
Curtailment gain recognized	—	—	(262)	(361)

Net periodic benefit cost	$476	$214	$(298)	$(581)

Assumptions
Discount rate	6.35%	5.80%	5.50%	5.29%

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$182	$171	$40	$85
Interest cost	1,504	1,536	156	193
Net amortization/deferrals	(572)	(487)	(305)	(87)
Curtailment gain recognized	—	—	(1,216)	(516)
Special termination benefit recognized	—	—	32	—

Net periodic benefit cost	$1,114	$1,220	$(1,293)	$(325)

Assumptions
Discount rate	6.35%	5.80%	5.50%	5.29%

9. STOCK-BASED COMPENSATION

As of September 30, 2008, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

Stock-based compensation expense was $7.7 million and $7.6 million for the nine months ended September 30, 2008 and 2007, respectively. Included in the stock-based compensation expense for 2008 above is $727,000 of expense related to stock options, $2.3 million related to restricted stock, $4.1 million related to incentive stock awards, and $603,000 as compensation for Directors’ fees. At September 30, 2008, unamortized compensation expense related to those stock options, restricted shares and incentive stock awards expected to vest totaled $14.6 million and will be recognized over a weighted average period of 1.8 years.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the nine months ended September 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2007	1,009,494	$14.61	5.2	$20,022
Granted	269,500	35.93		4,587
Exercised	(180,834)	13.58		(7,119)
Canceled	(16,250)	19.49		(544)

Outstanding at September 30, 2008	1,081,910	$20.02	5.6	$35,632

Exercisable at September 30, 2008	776,735	$14.00	4.5	$30,252

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2008	2007
Dividend yield	.3%	.1%
Risk-free interest rate	3.5%	4.4%
Stock price volatility	33.9	40.4
Expected life (years)	5.0	5.0

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the maximum number of shares that may ultimately vest. As of September 30, 2008, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Compensation expense for the restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and incentive stock awards activity and related information for the nine months ended September 30, 2008:

	Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	301,500	694,049	$29.65
Granted	79,000	301,000	35.50
Vested	(83,708)	(243,913)	20.56
Canceled	(16,500)	(51,470)	27.16

Outstanding at September 30, 2008	280,292	699,666	$35.13

10. INCOME TAXES

The overall effective income tax rate was 34.2% and 36.4% for the three and nine months ended September 30, 2008, respectively, and 38.4% and 37.0% for the three and nine months ended September 30, 2007, respectively. The decrease in effective rate is primarily due to approximately $1.1 million of net tax benefits recognized during the third quarter of 2008 due to the expiration of statutory review periods and current examinations in various tax jurisdictions.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes.

As of January 1, 2008, the liability for income taxes associated with uncertain tax positions was $17.2 million, of which $10.6 million, if recognized, would favorably affect the Company’s effective tax rate. The total liability related to uncertain tax positions as of September 30, 2008 is $16.2 million, of which $9.5 million, if recognized, would favorably affect the Company’s effective income tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2008, the Company had accrued interest and penalties related to uncertain tax positions of approximately $3.3 and $1.8 million, respectively. The total interest and penalties accrued as of September 30, 2008 are approximately $4.1 and $2.3 million, respectively.

The Internal Revenue Service is currently auditing the 2005 and 2006 tax years. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2004.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $3.1 million may change within the next twelve months due to the expiration of statutory review periods and current examinations.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

11. EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended September 30,
In thousands, except per share	2008	2007
Basic earnings per share
Income from continuing operations applicable to common shareholders	$33,170	$26,760
Divided by
Weighted average shares outstanding	48,161	48,736
Basic earnings from continuing operations per share	$0.69	$0.55

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$33,170	$26,760
Divided by sum of the
Weighted average shares outstanding	48,161	48,736
Conversion of dilutive stock options and non-vested stock	666	645

Diluted shares outstanding	48,827	49,381
Diluted earnings from continuing operations per share	$0.68	$0.54

	Nine Months Ended September 30,
In thousands, except per share	2008	2007
Basic earnings per share
Income from continuing operations applicable to common shareholders	$99,445	$80,439
Divided by
Weighted average shares outstanding	48,269	48,488
Basic earnings from continuing operations per share	$2.06	$1.66

Diluted earnings per share
Income from continuing operations applicable to common shareholders	$99,445	$80,439
Divided by sum of the
Weighted average shares outstanding	48,269	48,488
Conversion of dilutive stock options and non-vested stock	649	612

Diluted shares outstanding	48,918	49,100
Diluted earnings from continuing operations per share	$2.03	$1.64

12. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Nine Months Ended September 30,
In thousands	2008	2007
Balance at December 31, 2007 and 2006, respectively	$22,314	$17,399
Warranty provision	14,977	8,388
Acquisition	—	1,635
Warranty claim payments	(8,821)	(7,613)

Balance at September 30, 2008 and 2007, respectively	$28,470	$19,809

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as such is not impacted by the issuance of this FSP.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using
In thousands	Total Carrying Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$130	$—	$130	$—

Total	$130	$—	$130	$—

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

In March 2006, Management began an internal investigation related to business transactions conducted by a subsidiary, Pioneer Friction Limited (“Pioneer”), in West Bengal, India. Through an internal compliance review, Management discovered that disbursements were made which may be in violation of applicable laws and regulations. Pioneer is a fourth-tier subsidiary of Wabtec; two of the intermediate subsidiaries are Australian companies which are, in turn, owned by a U.S. holding company. The Company has entered into a non-prosecution agreement with the United States Department of Justice and has paid a penalty of $300,000. The Company has reached a civil settlement with the Securities and Exchange Commission and paid a penalty of $375,000.

On October 18, 2007, Faiveley Transport Malmo AB filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. The components at issue are limited in number and used in the transit industry. On that same day, Faiveley also filed a related proceeding against the Company in the United States District Court for the Southern District of New York (“Federal Court”), requesting a preliminary injunction in aid of the arbitration. In both forums, Faiveley seeks to prevent the Company from manufacturing and selling the subject components until the arbitration panel decides Faiveley’s claim. In the arbitration, Faiveley also seeks monetary damages. The Company’s motion and subsequent appeal to dismiss the Federal Court action on jurisdictional grounds were denied. During the week of July 28, 2008, the Federal Court conducted a hearing on Faiveley’s injunction request. On August 22, 2008 the Federal Court issued an order denying in part and granting in part Faiveley’s injunction request, Wabtec is permitted to perform under all contracts entered into prior to August 22, 2008, including a New York City Transit contract that was the parties main focus during the hearing. However, Wabtec is not permitted to enter into any future contracts for the supply of one of the products at issue, or its components, until the international arbitrators decide the merits of the dispute. Wabtec has filed an appeal in the Federal Court action. On October 1, 2008 in a filing before the international arbitration panel, Faiveley alleged $128 million in damages. The Company believes that this claim is grossly overstated, is not supported by the facts or circumstances surrounding the case, and is frivolous in most respects. The international arbitration panel expects to conduct its hearing on the underlying breach of contract and trade secret issues in February 2009. The Company denies Faiveley’s allegations and does not believe that it has any material legal liability in this matter; it will vigorously contest both proceedings.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the Year Ended December 31, 2007, filed on February 29, 2008. During the first nine months of 2008, there were no material changes to the information described in Note 18 therein.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

Segment financial information for the three months ended September 30, 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$183,276	$212,741	$—	$396,017
Intersegment sales/(elimination)	5,492	389	(5,881)	—

Total sales	$188,768	$213,130	$(5,881)	$396,017

Income (loss) from operations	$32,442	$24,473	$(4,461)	$52,454
Interest expense and other, net	—	—	(2,043)	(2,043)

Income (loss) from continuing operations before income taxes	$32,442	$24,473	$(6,504)	$50,411

Segment financial information for the three months ended September 30, 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$182,698	$172,136	$—	$354,834
Intersegment sales/(elimination)	5,159	208	(5,367)	—

Total sales	$187,857	$172,344	$(5,367)	$354,834

Income (loss) from operations	$30,763	$18,610	$(3,581)	$45,792
Interest expense and other, net	—	—	(2,364)	(2,364)

Income (loss) from continuing operations before income taxes	$30,763	$18,610	$(5,945)	$43,428

Segment financial information for the nine months ended September 30, 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$574,673	$594,865	$—	$1,169,538
Intersegment sales/(elimination)	15,389	1,390	(16,779)	—

Total sales	$590,062	$596,255	$(16,779)	$1,169,538

Income (loss) from operations	$104,605	$72,007	$(14,350)	$162,262
Interest expense and other, net	—	—	(5,896)	(5,896)

Income (loss) from continuing operations before income taxes	$104,605	$72,007	$(20,246)	$156,366

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Segment financial information for the nine months ended September 30, 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$548,351	$446,469	$—	$994,820
Intersegment sales/(elimination)	12,566	661	(13,227)	—

Total sales	$560,917	$447,130	$(13,227)	$994,820

Income (loss) from operations	$97,302	$48,206	$(11,535)	$133,973
Interest expense and other, net	—	—	(6,279)	(6,279)

Income (loss) from continuing operations before income taxes	$97,302	$48,206	$(17,814)	$127,694

Sales by product is as follows:

	Three Months Ended September 30,
In thousands	2008	2007
Brake products	$143,616	$112,524
Freight electronics & specialty products	94,961	91,536
Remanufacturing, overhaul & build	79,873	90,538
Transit products	58,303	44,405
Other	19,264	15,831

Total sales	$396,017	$354,834

	Nine Months Ended September 30,
In thousands	2008	2007
Brake products	$405,878	$341,551
Freight electronics & specialty products	285,314	266,770
Remanufacturing, overhaul & build	259,084	237,801
Transit products	161,682	104,385
Other	57,580	44,313

Total sales	$1,169,538	$994,820

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

Balance Sheet as of September 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$72,610	$2,248	$111,532	$—	$186,390
Accounts receivable	234	204,486	93,963	—	298,683
Inventories	—	131,019	92,348	—	223,367
Other current assets	27,590	3,106	5,391	—	36,087

Total current assets	100,434	340,859	303,234	—	744,527
Property, plant and equipment	1,924	97,614	84,472	—	184,010
Goodwill	7,980	150,927	118,126	—	277,033
Investment in subsidiaries	1,480,845	272,609	288,224	(2,041,678)	—
Other intangibles	759	44,931	11,144	—	56,834
Other long term assets	(1,977)	208	24,576	—	22,807

Total Assets	$1,589,965	$907,148	$829,776	$(2,041,678)	$1,285,211

Current liabilities	$(1,019)	$246,440	$106,479	$—	$351,900
Intercompany	704,809	(797,466)	92,657	—	—
Long-term debt	150,000	121	—	—	150,121
Other long term liabilities	51,474	17,226	29,789	—	98,489

Total liabilities	905,264	(533,679)	228,925	—	600,510
Stockholders’ equity	684,701	1,440,827	600,851	(2,041,678)	684,701

Total Liabilities and Stockholders’ Equity	$1,589,965	$907,148	$829,776	$(2,041,678)	$1,285,211

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Balance Sheet as of December 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$82,911	$10,004	$141,774	$—	$234,689
Accounts receivable	135	150,662	71,438	—	222,235
Inventories	—	108,958	67,019	—	175,977
Other current assets	24,703	3,530	4,633	—	32,866

Total current assets	107,749	273,154	284,864	—	665,767
Property, plant and equipment	2,493	100,806	79,138	—	182,437
Goodwill	7,980	151,297	73,316	—	232,593
Investment in subsidiaries	1,311,343	223,145	59,850	(1,594,338)	—
Other intangibles	1,354	46,602	10,717	—	58,673
Other long term assets	(1,526)	693	20,065	—	19,232

Total Assets	$1,429,393	$795,697	$527,950	$(1,594,338)	$1,158,702

Current liabilities	$1,576	$203,938	$89,721	$—	$295,235
Intercompany	608,282	(644,920)	36,638	—	—
Long-term debt	150,000	177	—	—	150,177
Other long term liabilities	52,267	13,445	30,310	—	96,022

Total liabilities	812,125	(427,360)	156,669	—	541,434
Stockholders’ equity	617,268	1,223,057	371,281	(1,594,338)	617,268

Total Liabilities and Stockholders’ Equity	$1,429,393	$795,697	$527,950	$(1,594,338)	$1,158,702

Income Statement for the Three Months Ended September 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$295,004	$133,103	$(32,090)	$396,017
Cost of sales	719	(199,592)	(109,306)	19,836	(288,343)

Gross profit (loss)	719	95,412	23,797	(12,254)	107,674
Operating expenses	(12,851)	(27,512)	(14,857)	—	(55,220)

Operating (loss) profit	(12,132)	67,900	8,940	(12,254)	52,454
Interest (expense) income, net	(4,778)	2,109	726	—	(1,943)
Other (expense) income, net	(188)	2,022	(1,934)	—	(100)
Equity earnings	59,931	9,342	—	(69,273)	—

Income (loss) from continuing operations before income tax	42,833	81,373	7,732	(81,527)	50,411
Income tax expense	(9,663)	(2,836)	(4,742)	—	(17,241)

Net income (loss)	$33,170	$78,537	$2,990	$(81,527)	$33,170

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Income Statement for the Three Months Ended September 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$265,255	$115,821	$(26,242)	$354,834
Cost of sales	1,561	(182,326)	(95,619)	17,267	(259,117)

Gross profit (loss)	1,561	82,929	20,202	(8,975)	95,717
Operating expenses	(11,431)	(26,353)	(12,141)	—	(49,925)

Operating (loss) profit	(9,870)	56,576	8,061	(8,975)	45,792
Interest (expense) income, net	(5,032)	2,776	819	—	(1,437)
Other (expense) income, net	(198)	943	(1,672)	—	(927)
Equity earnings	51,240	6,727	—	(57,967)	—

Income (loss) from continuing operations before income tax	36,140	67,022	7,208	(66,942)	43,428
Income tax expense	(9,538)	(3,342)	(3,788)	—	(16,668)

Income (loss) from continuing operations	26,602	63,680	3,420	(66,942)	26,760
Income (loss) from discontinued operations (net of tax)	640	(215)	57	—	482

Net income (loss)	$27,242	$63,465	$3,477	$(66,942)	$27,242

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Nine Months Ended September 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$870,036	$400,526	$(101,024)	$1,169,538
Cost of sales	349	(588,540)	(332,598)	72,641	(848,148)

Gross profit (loss)	349	281,496	67,928	(28,383)	321,390
Operating expenses	(39,843)	(83,155)	(36,130)	—	(159,128)

Operating (loss) profit	(39,494)	198,341	31,798	(28,383)	162,262
Interest (expense) income, net	(14,321)	6,603	3,001	—	(4,717)
Other (expense) income, net	(599)	3,960	(4,540)	—	(1,179)
Equity earnings	186,683	25,399	—	(212,082)	—

Income (loss) from continuing operations before income tax	132,269	234,303	30,259	(240,465)	156,366
Income tax expense	(32,827)	(10,169)	(13,925)	—	(56,921)

Income (loss) from continuing operations	99,442	224,134	16,334	(240,465)	99,445
Loss from discontinued operations (net of tax)	—	—	(3)	—	(3)

Net income (loss)	$99,442	$224,134	$16,331	$(240,465)	$99,442

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Income Statement for the Nine Months Ended September 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$752,997	$329,395	$(87,572)	$994,820
Cost of sales	1,978	(508,850)	(274,356)	59,541	(721,687)

Gross profit (loss)	1,978	244,147	55,039	(28,031)	273,133
Operating expenses	(34,698)	(71,215)	(33,247)	—	(139,160)

Operating (loss) profit	(32,720)	172,932	21,792	(28,031)	133,973
Interest (expense) income, net	(13,447)	8,276	2,265	—	(2,906)
Other (expense) income, net	(799)	1,982	(4,556)	—	(3,373)
Equity earnings	154,679	15,670	—	(170,349)	—

Income (loss) from continuing operations before income tax	107,713	198,860	19,501	(198,380)	127,694
Income tax expense	(27,489)	(11,028)	(8,738)	—	(47,255)

Income (loss) from continuing operations	80,224	187,832	10,763	(198,380)	80,439
Income (loss) from discontinued operations (net of tax)	670	(215)	—	—	455

Net income (loss)	$80,894	$187,617	$10,763	$(198,380)	$80,894

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$31,833	$223,206	$62,721	$(240,465)	$77,295
Net cash used for investing activities	(259)	(6,764)	(87,629)	—	(94,652)
Net cash (used for) provided by financing activities	(41,875)	(224,198)	3,511	240,465	(22,097)
Effect of changes in currency exchange rates	—	—	(8,845)	—	(8,845)

Decrease in cash	(10,301)	(7,756)	(30,242)	—	(48,299)
Cash, beginning of year	82,911	10,004	141,774	—	234,689

Cash, end of period	$72,610	$2,248	$111,532	$—	$186,390

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$4,720	$196,764	$41,432	$(198,380)	$44,536
Net cash used for investing activities	(74,155)	(7,406)	(4,413)	—	(85,974)
Net cash provided by (used for) financing activities	977	(187,617)	(10,763)	198,380	977
Effect of changes in currency exchange rates	—	—	10,508	—	10,508

(Decrease) increase in cash	(68,458)	1,741	36,764	—	(29,953)
Cash, beginning of year	106,233	(231)	81,977	—	187,979

Cash, end of period	$37,775	$1,510	$118,741	$—	$158,026

17. OTHER EXPENSE, NET

The components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Foreign currency loss	$601	$519	$1,797	$2,614
Other miscellaneous (income) expense	(501)	408	(618)	759

Total other expense	$100	$927	$1,179	$3,373

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 13 countries. In the first nine months of 2008, about 42% of the Company’s revenues came from customers outside the U.S.

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

In 2008, the Company expects conditions to remain generally favorable in its passenger transit rail markets and expects its freight rail markets to remain stable, but subject to changes in overall economic conditions. Through mid-October 2008, revenue ton-miles, in the freight industry, increased 0.8%, compared to the same period in 2007. Demand for new locomotives is expected to be slightly higher than in 2007, while demand for new freight cars is expected to be lower. Less than 20% of the Company’s revenues are directly related to deliveries of new freight cars. At September 30, 2008, the industry backlog of freight cars ordered was 52,154, compared to 61,573 at the end of the prior quarter. In the passenger transit rail market, the Company believes that increases in ridership and federal funding will continue to have a positive effect on the demand for new equipment and aftermarket parts. In addition, the Company has a strong backlog of transit-related projects.

In 2008 and beyond, we will continue to face many challenges, including economic uncertainty in the markets in which we operate, fluctuations in the costs for raw materials, higher costs for medical and insurance premiums, and foreign currency fluctuations. In addition, we face general economic risks, as well as the risk that our customers could curtail spending on new and existing equipment. Risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

Since 2006, Wabtec has downsized its Canadian operations by moving certain products to lower-cost facilities and outsourcing. In the Freight segment, Wabtec recorded charges of $1.1 million and $481,000 for the three months ended September 30, 2008 and 2007, respectively. Wabtec recorded charges of $4.1 million and

$4.5 million for the nine months ended September 30, 2008 and 2007, respectively. Total expenses for restructuring and other expenses recorded since 2006 have been $16.0 million, comprised of the $5.2 million for employee severance costs for approximately 390 salaried and hourly employees; $5.5 million of pension and postretirement benefit curtailment for those employees; $4.8 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment. The goodwill impairment was recorded as amortization expense and most of the other charges were recorded to cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of September 30, 2008, $3.1 million of this amount had been paid. In the Transit segment, Wabtec recorded charges of $1.1 million for the nine months ended September 30, 2007. Total expenses for restructuring and other expenses recorded since 2006 have been $1.5 million, comprised of severance, pension, and asset impairment. All charges are recorded to cost of sales. As of September 30, 2008, all but $58,000 of these costs have been paid.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
Net sales	$396.0	$354.8	$1,169.5	$994.8
Cost of sales	(288.3)	(259.1)	(848.1)	(721.7)

Gross profit	107.7	95.7	321.4	273.1
Selling, general and administrative expenses	(43.8)	(39.7)	(126.3)	(109.5)
Engineering expenses	(9.7)	(9.2)	(29.3)	(27.1)
Amortization expense	(1.7)	(1.0)	(3.5)	(2.5)

Total operating expenses	(55.2)	(49.9)	(159.1)	(139.1)
Income from operations	52.5	45.8	162.3	134.0
Interest (expense) income, net	(2.0)	(1.5)	(4.7)	(2.9)
Other expense, net	(0.1)	(0.9)	(1.2)	(3.4)

Income from continuing operations before income taxes	50.4	43.4	156.4	127.7
Income tax expense	(17.2)	(16.6)	(57.0)	(47.3)

Income from continuing operations	33.2	26.8	99.4	80.4
Discontinued operations	—	0.4	—	0.5

Net income	$33.2	$27.2	$99.4	$80.9

THIRD QUARTER 2008 COMPARED TO THIRD QUARTER 2007

The following table summarizes the results of operations for the period:

	Three months ended September 30,
In thousands	2008	2007	Percent Change
Net sales	$396,017	$354,834	11.6%
Income from operations	52,454	45,792	14.5%
Net income	33,170	27,242	21.8%

Net sales increased by $41.2 million to $396.0 million from $354.8 million for the three months ended September 30, 2008 and 2007, respectively. The increase is primarily due to internal growth from increased sales of $20.5 million for combined freight and transit brake products, $13.3 million for other transit related products,

$3.4 million for freight electronics and specialty products and $2.9 million for other products. Offsetting those increases was a decrease of $8.4 million for remanufacturing, overhaul and build of locomotives in the freight and transit groups. The Company also realized net sales improvements of $2.0 million due to foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the three months ended September 30, 2008 was $33.2 million or $0.68 per diluted share. Net income for the three months ended September 30, 2007 was $27.2 million or $0.55 per diluted share. Net income improved primarily due to sales increases and consistent operating costs.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	Three months ended September 30,
In thousands	2008	2007
Freight Group	$183,276	$182,698
Transit Group	212,741	172,136

Net sales	$396,017	$354,834

Freight Group sales increased by $0.6 million or 0.3% primarily due to increased sales of $3.4 million for freight electronics and specialty products and $2.6 million due to other products. Offsetting those increases were decreases of $5.1 million for remanufacturing, overhaul and build of locomotives and $4.1 million for brake products. Transit Group sales increased by $40.6 million or 23.6% primarily due to increased sales of $24.6 million for brake products, $13.3 million for other transit related products and $1.1 million due to foreign exchange. Offsetting those increases was a decrease of $3.3 million for remanufacturing, overhaul and build of locomotives.

Gross profit Gross profit increased to $107.7 million in the third quarter of 2008 compared to $95.7 million in the same period of 2007. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 27.2% compared to 27.0%, for the third quarter of 2008 and 2007, respectively. The gross profit percentage was flat due to the changing mix of revenues from Freight to Transit as Transit margins tend to be lower than Freight. This was offset by ongoing efficiency and cost saving initiatives. The provision for warranty expense was $1.6 million higher for the third quarter of 2008 compared to the same period of 2007, which had a negative impact on gross profit. These provisions, which are established based on historical claims as a percentage of revenue, were higher due to increased sales resulting in a higher reserve compared to the third quarter of 2007.

Operating expenses The following table shows our operating expenses:

	Three months ended September 30,
In thousands	2008	2007	Percent Change
Selling, general and administrative expenses	$43,841	$39,679	10.5%
Engineering expenses	9,713	9,237	5.2%
Amortization expense	1,666	1,009	65.1%

Total operating expenses	$55,220	$49,925	10.6%

Selling, general, and administrative expenses increased $4.2 million in the third quarter of 2008 compared to the same period of 2007 primarily due to acquisition and legal expenses. Engineering expenses increased by $476,000 in the third quarter of 2008 compared to the same period of 2007. Amortization expense increased in the third quarter of 2008 compared to the same period in 2007 due primarily to the acquisition in the third quarter of 2008. Total operating expenses were 13.9% and 14.1% of sales for the third quarters of 2008 and 2007, respectively.

Income from operations Income from operations totaled $52.5 million (or 13.2% of sales) in the third quarter of 2008 compared with $45.8 million (or 12.9% of sales) in the same period of 2007. Income from operations improved primarily due to sales increases and higher operating margins.

Interest expense, net Interest expense, net increased $506,000 in the third quarter of 2008 compared to the same period of 2007 primarily due to lower interest income from a decrease in interest rates.

Other expense, net The Company recorded foreign exchange expense of $601,000 and $519,000 in the third quarter of 2008 and 2007, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The overall effective income tax rate was 34.2% and 38.4% for third quarters of 2008 and 2007, respectively. The decrease in effective rate is primarily due to approximately $1.1 million of net tax benefits recognized during the third quarter of 2008 due to the expiration of statutory review periods and current examinations in various tax jurisdictions.

Net income Net income for the third quarter of 2008 increased $6.4 million, compared with the same period of 2007. Net income improved primarily due to sales increases and higher operating margins.

FIRST NINE MONTHS OF 2008 COMPARED TO FIRST NINE MONTHS OF 2007

The following table summarizes the results of operations for the period:

	Nine months ended September 30,
In thousands	2008	2007	Percent Change
Net sales	$1,169,538	$994,820	17.6%
Income from operations	162,262	133,973	21.1%
Net income	99,442	80,894	22.9%

Net sales increased by $174.7 million to $1,169.5 million from $994.8 million for the nine months ended September 30, 2008 and 2007, respectively. The increase is primarily due to internal growth from increased sales of $44.1 million for combined freight and transit brake products, $23.7 million for remanufacturing, overhaul and build of locomotives in the freight and transit groups, $22.5 million for other transit related products, $18.5 million for freight electronics and specialty products and $9.8 million for other products. Net sales increased $40.5 million from acquisitions. The Company also realized net sales improvements of $15.6 million due to foreign exchange, but net earnings are not materially impacted by foreign exchange. Net income for the nine months ended September 30, 2008 was $99.4 million or $2.03 per diluted share. Net income for the nine months ended September 30, 2007 was $80.9 million or $1.65 per diluted share. Net income improved primarily due to sales increases and consistent operating costs.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	Nine months ended September 30,
In thousands	2008	2007
Freight Group	$574,673	$548,351
Transit Group	594,865	446,469

Net sales	$1,169,538	$994,820

Freight Group sales increased by $26.3 million or 4.8% primarily due to increased sales of $18.5 million for freight electronics and specialty products, $9.7 million for other products, $5.8 million for brake products, $2.9 million from an acquisition completed in the third quarter of 2008 and $5.5 million due to foreign exchange.

Offsetting those increases was a decrease of $16.1 million for remanufacturing, overhaul and build of locomotives. Transit Group sales increased by $148.4 million or 33.2% primarily due to increased sales of $39.8 million for remanufacturing, overhaul and build of locomotives, $38.3 million for brake products, $22.5 million for other transit related products, $37.6 million from acquisitions and $10.1 million due to foreign exchange.

Gross profit Gross profit increased to $321.4 million for the first nine months of 2008 compared to $273.1 million in the same period of 2007. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross Profit as a percentage of sales was 27.5% for the nine months ended September 30, 2008 and 2007. The provision for warranty expense was $6.0 million higher compared to the same period of 2007, which had a negative impact on gross profit. These provisions, which are established based on historical claims as a percentage of revenue, were slightly higher due to increased sales resulting in a higher reserve compared to the first nine months of 2007.

Operating expenses The following table shows our operating expenses:

	Nine months ended September 30,
In thousands	2008	2007	Percent Change
Selling, general and administrative expenses	$126,322	$109,539	15.3%
Engineering expenses	29,325	27,079	8.3%
Amortization expense	3,481	2,542	36.9%

Total operating expenses	$159,128	$139,160	14.3%

Selling, general, and administrative expenses increased $16.8 million for the first nine months of 2008 compared to the same period of 2007. The first nine months of 2008 included $14.5 million from acquisitions and legal expenses. The first nine months of 2007 included $2.5 million for expenses related to the Bombardier settlement that were recorded in the first quarter of 2007. Engineering expenses increased by $2.2 million for the first nine months of 2008 compared to the same period of 2007 mostly due to acquisitions. Amortization expense increased for the first nine months of 2008 compared to the same period in 2007 due primarily to the acquisition in the third quarter of 2008. Total operating expenses were 13.6% and 14.0% of sales for the first nine months of 2008 and 2007, respectively.

Income from operations Income from operations totaled $162.3 million (or 13.9% of sales) for the first nine months of 2008 compared with $134.0 million (or 13.5% of sales) in the same period of 2007. Income from operations improved primarily due to sales increases and higher operating margins.

Interest expense, net Interest expense, net increased $1.8 million for the first nine months of 2008 compared to the same period of 2007 primarily due to lower interest income from a decrease in interest rates.

Other expense, net The Company recorded foreign exchange expense of $1.8 million and $2.6 million during the first nine months of 2008 and 2007, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The overall effective income tax rate was 36.4% and 37.0% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in effective rate is primarily due to approximately $1.1 million of net tax benefits recognized during the third quarter of 2008 due to the expiration of statutory review periods and current examinations in various tax jurisdictions.

Net income Net income for the first nine months of 2008 increased $18.5 million, compared with the same period of 2007. Net income improved primarily due to sales increases and higher operating margins.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data:

	Nine months ended September 30,
In thousands	2008	2007
Cash provided by (used for):
Operating activities	$77,295	$44,536
Investing activities	(94,652)	(85,974)
Financing activities	(22,097)	977
Decrease in cash	$(48,299)	$(29,953)

Operating activities Cash provided by operations in the first nine months of 2008 was $77.3 million as compared to cash provided by operations of $44.5 million for the same period of 2007. This $32.8 million increase was the result of increased earnings and certain changes in operating assets and liabilities offset primarily by a change in accounts receivable. Net income for the Company increased $18.5 million primarily as a result of increased sales and improved operating margins. Accounts receivable decreased operating cash flows by $48.3 million due to large customer billings for certain transit contracts. Accrued liabilities and customer deposits increased operating cash flows by $76.8 million due to the progress of customer billing for certain contracts. Inventories used cash of $8.4 million primarily due to higher sales and better management of inventory.

Investing activities In the first nine months of 2008 and 2007, cash used in investing activities was $94.7 million and $86.0 million, respectively. During the third quarter of 2008, Wabtec acquired Poli S.p.A, a European-based manufacture of rail braking equipment for a net price of $82.3 million in cash. During the second quarter of 2007, Wabtec acquired Ricon Corporation, a manufacturer of wheelchair lifts and ramps, for $73.5 million. Capital expenditures were $12.5 million and $12.9 million in the first nine months of 2008 and 2007, respectively.

Financing activities In the first nine months of 2008, cash used by financing activities was $22.1 million, which included $4.1 million of proceeds from the exercise of stock options and other benefit plan activity, offset by $1.5 million of dividend payments and $24.7 million for the repurchase of 718,100 shares of stock. In the first nine months of 2007, cash provided by financing activities was $977,000, which included $7.3 million of proceeds from the exercise of stock options and other benefit plans, offset by $1.5 million of dividend payments and $4.8 million for the repurchase of 131,200 shares of stock.

The following table shows outstanding indebtedness at September 30, 2008 and December 31, 2007.

In thousands	September 30, 2008	December 31, 2007
6.875% senior notes, due 2013	$150,000	$150,000
Capital Leases	186	250

Total	150,186	150,250
Less—current portion	65	73

Long-term portion	$150,121	$150,177

Cash balance at September 30, 2008 and December 31, 2007 was $186.4 million and $234.7 million, respectively.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the initial Alternate Rate margin is 175 basis points.

The 2008 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2008 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; capital expenditures; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to cash flow ratio 3.25.

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which, among other things, extended the expiration of the agreement until December 2010. The Company entered into an amendment to its Refinancing Credit Agreement in February 2007 which permits the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. At September 30, 2008, the Company had available bank borrowing capacity, net of $58.2 million of letters of credit, of approximately $116.8 million, subject to certain financial covenant restrictions.

Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. The Company did not borrow under the Refinancing Credit Agreement during the nine months ended September 30, 2008 or during the year ended December 31, 2007.

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

Company Stock Repurchase Plan

During 2007, the Company repurchased 509,800 shares of its stock at an average price of $35.06 per share. During the first quarter of 2008, the Company repurchased 712,900 shares at an average price of $34.29 per share. During the second quarter of 2008, the Company repurchased 5,200 shares at an average price of $35.97 per share. No additional shares were repurchased during the third quarter of 2008. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

Since the adoption of FIN 48, the Company has recognized a total liability of $16.2 million for unrecognized tax benefits. The Company estimates that $3.1 million of the total unrecognized tax benefits relate to uncertain tax positions in various taxing jurisdictions that may be resolved within the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for the remaining balances due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. There was no outstanding variable-rate debt at September 30, 2008.

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

At September 30, 2008, the Company had forward contracts for the sale of USD and the purchase of Euro with a notional value of €733,000 Euro (or $973,000 USD), with an average exchange rate of $1.33 USD per €1 Euro. These forward contracts are used to mitigate the variability in cash flows from the payment of liabilities denominated in currencies other than the USD. Since the Company does not treat these derivatives as hedges, the change in fair value of both the forward contracts and the related liabilities are recorded in the income statement. For the nine months ended September 30, 2008, the Company recorded a fair value gain in the amount of $221,000.

At September 30, 2008, the Company had forward contracts for the sale of USD and the purchase of South African Rand (ZAR). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of September 30, 2008, the Company had forward contracts with a notional value of R9.7 million ZAR (or $1.2 million USD), with an average exchange rate of R7.96 ZAR per USD, resulting in the recording of a current asset of $68,000 and a corresponding offset in accumulated other comprehensive loss of $43,000, net of tax.

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

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the nine months of 2008, approximately 58% of Wabtec’s net sales were to customers in the United States, 9% in Canada, 3% in Mexico, 5% in Australia, 3% in Germany, 12% in the United Kingdom, and 10% in other international locations.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2008. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Except as described in Note 14, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007.

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

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the Refinancing Credit Agreement and the 2008 Refinancing Credit Agreement, as well as the 6 7/8 % Senior Notes currently outstanding.

During 2007, 509,800 shares were repurchased at an average price of $35.06 per share. During the first quarter of 2008, the Company repurchased 712,900 shares at an average price of $34.29 per share. During the second quarter of 2008, the Company repurchased 5,200 shares at an average price of $35.97 per share. No additional shares were repurchased during the third quarter of 2008. All purchases were on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
June 29, 2008 to July 26, 2008	—	—	—	$88,584,329
July 27, 2008 to August 23, 2008	—	—	—	$88,584,329
August 24, 2008 to September 27, 2008	—	—	—	$88,584,329

Total	—	$—	—	$88,584,329

Item 5.	OTHER INFORMATION.

On November 4, 2008 the company entered into a new credit facility as discussed on pages 13 and 36 herein.

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007.

10.1	Stock Purchase Agreement dated September 12, 2008 among the Company, Standard Car Truck Company and Robclif, Inc.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	The schedules and exhibits to this agreement have been omitted. A copy of the omitted schedule and exhibits will be provided to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon,
Senior Vice President,
Chief Financial Officer and Secretary

DATE: November 6, 2008

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007, filed as Exhibit 3.1 to Form 8-K filed on December 14, 2007, and incorporated herein by reference.

10.1	Stock Purchase Agreement dated September 12, 2008 among the Company, Standard Car Truck Company and Robclif, Inc.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, filed herewith.

*	The schedules and exhibits to this agreement have been omitted. A copy of the omitted schedule and exhibits will be provided to the Securities and Exchange Commission upon request.