Form 10-K
period 2008-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2009-02-27
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

The registrant estimates that as of June 30, 2008, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $2.2 billion based on the closing price on the New York Stock Exchange for such stock.

As of February 23, 2009, 47,996,857 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 13, 2009 are incorporated by reference into Part III of this Form 10-K.

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

Today, Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold approximately a 50% market share in North America for our primary braking-related equipment and a leading position in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars, subway cars and buses. In 2008, the Company had sales of approximately $1.6 billion and net income of approximately $130.6 million. Sales of aftermarket parts and services represented approximately 53% of total sales in 2008.

Industry Overview

The Company primarily serves the worldwide freight and passenger transit rail industries. As such, our operating results are largely dependent on the level of activity, financial condition and capital spending plans of the global railroad industry. Many factors influence the industry, including general economic conditions; rail traffic, as measured by freight tonnage and passenger ridership; government spending on public transportation; and investment in new technologies by freight and passenger rail systems. Customers outside of the U.S. accounted for approximately 41% of Wabtec’s sales in 2008.

According to a 2008 study by UNIFE, the Association of the European Rail Industry, the global market for railway products and services is more than $100.0 billion. The three largest markets, which represent about 85% of the total market, are Europe, North America and Asia-Pacific. Over the next decade, Asia-Pacific is expected to be the fastest-growing region and to surpass the North American market.

In North America, railroads carry about 40% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. Although the railroads carry a wide variety of commodities and goods, coal is the single-largest item, representing about 45% of carloadings in 2008. Intermodal traffic—the movement of trailers or containers by rail in combination with another mode of transportation—has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits.

Demand for our freight related products and services in North America are driven by a number of factors, including:

•

Rail traffic. The Association of American Railroads (AAR) compiles statistics that gauge the level of activity in the freight rail industry. Two important statistics are revenue ton-miles and carloadings, which are generally referred to as “rail traffic”. In 2008, revenue ton-miles decreased 1.3% and carloadings decreased 3.2% as rail traffic was negatively impacted by the economic recession in the U.S.

•

Demand for new locomotives. Currently, the active locomotive fleet for Class I railroads in North America is about 23,000 units. The average number of new locomotives delivered over the past 10 years was about 1,100 annually. In 2008, about 1,500 new, heavy-haul locomotives were delivered, compared to about 1,200 in 2007.

•

Demand for new freight cars. Currently, the active freight car fleet in North America is about 1.3 million. The average number of new freight cars delivered over the past 10 years was about 54,000 annually. In 2008, about 60,000 new freight cars were delivered, compared to about 63,000 cars in 2007.

In the U.S., the passenger transit industry is dependent largely on funding from federal, state and local governments, and from fare box revenues. With about 40% of the nation’s passenger transit vehicles, the New York City region is the largest passenger transit market in the U.S., but most major cities also offer either rail or bus transit services.

Demand for North American passenger transit products is driven by a number of factors, including:

•

Government funding. The U.S. federal government provides money to local transit authorities, primarily to fund the purchase of new equipment and infrastructure for their transit systems. Under a multi-year spending bill known as SAFETEA-LU, federal government funding increased on average by 6-8% annually since 2005. Due in part to this increased funding, the number of new and rebuilt transit cars delivered in 2008 increased to 1,569, compared to 1,044 in 2007; and the number of new buses delivered in 2008 increased to about 5,100, compared to about 4,800 in 2007. In the past 10 years, the average number of new transit cars delivered is about 600, and the average number of new buses delivered is about 4,800. SAFETEA-LU expires in September 2009, so the government is expected to discuss a new, multi-year spending plan during 2009. In February 2009, the U.S. federal government passed new spending legislation designed to stimulate the U.S. economy. Of the $789 billion spending package, up to $20 billion is to be spent on freight and passenger transportation, as follows: $8.4 billion for public transportation, $8 billion for high-speed rail, $1.5 billion for discretionary intermodal projects, and $1.3 billion for AMTRAK. The majority of this money is to be spent by September 2010. Wabtec expects to benefit from this additional spending, as transit authorities invest in expansion, new equipment and other related projects.

•

Ridership. Ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily for equipment and system maintenance. Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles increased about 5% in 2008, the sixth consecutive year that ridership has increased.

Outside of North America, many of the rail systems have historically been focused on passenger transit, rather than freight. In recent years, however, railroads in countries such as Australia, India and China have been investing capital to expand and improve both their freight and passenger rail systems. Throughout the world, some government-owned railroads are being sold to private owners, who often look to improve the efficiency of the rail system by investing in new equipment and new technologies. These investment programs represent opportunities for Wabtec to provide products and services.

In Europe, the majority of the rail system serves the passenger transit market, which is expected to continue growing as high fuel costs and environmental factors encourage investment in public mass transit. In addition, countries such as England are experiencing growth in the freight market due to an increasing market share compared to trucking. According to UNIFE, the European freight market consists of about 33,000 locomotives and about 700,000 freight cars.

The Asia/Pacific market is expected to be the second-largest geographic segment by 2016, according to the UNIFE study. Growth is expected to be driven by the continued urbanization of countries such as China and India, and by investment in freight rail infrastructure to serve the mining and natural resources markets in those countries, as well as in Australia. According to UNIFE, this market consists of about 34,000 locomotives and about 1.0 million freight cars.

Business Segments and Products

We provide our products and services through two principal business segments, the Freight Group and the Transit Group, both of which have different market characteristics and business drivers. The Freight Group primarily manufactures and services components for new and existing freight cars and locomotives, builds new switcher locomotives and rebuilds freight locomotives. Customers include large, publicly traded railroads, leasing companies and manufacturers of original equipment such as locomotives and freight cars around the world. As discussed previously, demand in the freight market is primarily driven by rail traffic, and deliveries of new locomotives and freight cars. In 2008, the Freight Group accounted for 49% of our total sales, with the majority of its sales in North America and about half of its sales in the aftermarket.

The Transit Group primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives and refurbishes subway cars. Customers include public transit authorities and municipalities, leasing companies and manufacturers of subway cars and buses around the world. As discussed previously, demand in the transit market is primarily driven by government funding at all levels and passenger ridership. In 2008, the Transit Group accounted for 51% of our total sales, with the majority of its sales outside of North America and about half of its sales in the aftermarket.

Following is a summary of our leading product lines across both of our business segments:

•	Railway braking equipment and related components

•	Freight car truck components and undercarriage components

•	Draft gears, couplers and slack adjusters

•	Air compressors and dryers

•	Positive train control equipment and electronically controlled pneumatic braking products

•	Railway electronics, including event recorders, monitoring equipment and end of train devices

•	Friction products, including brake shoes and pads

•	Rail and bus door assemblies

•	Accessibility lifts and ramps for buses and subway cars

•	Heat exchangers and cooling products for locomotives and power generation equipment

•	Commuter and switcher locomotives

•	Transit car and locomotive overhauls

We have become a leader in the rail industry by capitalizing on the strength of our existing products, technological capabilities and new product innovation, and by our ability to harden products to protect them from severe conditions, including extreme temperatures and high-vibration environments. Over the past several years, we introduced a number of significant new products including electronic braking equipment and train control equipment that encompasses onboard digital data and global positioning communication protocols. In 2007, for example, the Federal Railroad Administration (FRA) approved the use of our Electronic Train Management System®, which offers safety benefits to the rail industry. In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of positive train control technology on a majority of the locomotives and track in the U.S. by December 31, 2015, and Wabtec is working with the railroads to implement this technology. Supported by our technical staff of over 600 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers. We currently own over 1,500 active patents worldwide and over 600 U.S. patents. During the last three years, we have filed for more than 340 patents worldwide in support of our new and evolving product lines.

For additional information on our business segments, see Note 20 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Competitive Strengths

Our key strengths include:

•

Leading market positions in core products. Dating back to 1869 and George Westinghouse’s invention of the air brake, we are an established leader in the development and manufacture of pneumatic braking equipment for freight and passenger transit vehicles. We have leveraged our leading position by focusing on research and engineering to expand beyond pneumatic braking components to supplying integrated parts and assemblies for the locomotive through the end of the train. We are a recognized leader in the development and production of electronic recording, measuring and communications systems, highly engineered compressors and heat exchangers for locomotives and a leading manufacturer of freight car components, including electronic braking equipment, draft gears, trucks, brake shoes and electronic end-of-train devices. We are also the leading manufacturer of commuter locomotives and a leading provider of braking equipment, door assemblies, lifts and ramps, and couplers for passenger transit vehicles.

•

Breadth of product offering with a stable mix of OEM and aftermarket business. Our product portfolio is one of the broadest in the rail industry, as we offer a wide selection of quality parts, components and assemblies across the entire train. We believe this comprehensive product offering enables us to leverage our installed base to maintain our leadership position with OEMs and the Class I railroads. We provide our products in both the original equipment market and the aftermarket. Our substantial installed base of products with end-users such as the railroads and the passenger transit authorities is a significant competitive advantage for providing products and services to the aftermarket because these customers often look to purchase safety and performance-related replacement parts from the original equipment components supplier. In addition, as OEMs and Class I railroad operators attempt to modernize fleets with new products designed to improve and maintain safety and efficiency, these products must be designed to be interoperable with existing equipment. Over the last several years, about 50% of our total net sales have come from our aftermarket products and services business.

•

Leading design and engineering capabilities. We believe a hallmark of our relationship with our customers has been our leading design and engineering practice, which has, in our opinion, assisted in the improvement and modernization of global railway equipment. We believe both our customers and the government authorities value our technological capabilities and commitment to innovation, as we seek not only to enhance the efficiency and profitability of our customers, but also to improve the overall safety of the railways through continuous improvement of product performance. The Company has an established record of product improvements and new product development. We have assembled a wide range of patented products, which we believe provides us with a competitive advantage. Wabtec currently owns over 1,500 active patents worldwide and over 600 U.S. patents. During the last three years, we have filed for more than 340 patents worldwide in support of our new and evolving product lines.

•

Experience with industry regulatory requirements. The U.S. rail industry is governed by the AAR and by the FRA. These groups mandate rigorous manufacturer certification and new product testing and approval processes that we believe are difficult for new entrants to meet cost-effectively and efficiently without the scale and extensive experience we possess.

•

Experienced management team and the Wabtec Performance System. Our executive management team has over 50 years of combined experience with the Company and has implemented numerous initiatives that enable us to manage successfully through cycles in the rail supply market. For example, the Wabtec Performance System (WPS), an ongoing program that focuses on “lean manufacturing” principles and continuous improvement across all aspects of our business, has been a part of the company’s culture for nearly 20 years. As a result, our management team has improved our cost structure, operating leverage and financial flexibility and placed us in an excellent position to benefit from growth opportunities.

Business strategy

Using WPS, we strive to generate sufficient cash to invest in our growth strategies and to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through WPS and employee-directed initiatives such as Kaizen, a Japanese-developed team concept, we strive to improve quality, delivery and productivity continuously, and to reduce costs. These efforts enable us to streamline processes, improve product reliability and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. Over time, we expect these lean initiatives to enable us to increase operating margins, which would improve cash flow and strengthen our ability to invest in the following growth strategies:

•

Expand globally and into new product markets. We believe that international markets represent a significant opportunity for future growth. In 2008, sales to non-U.S. customers increased to $644.6 million, including export sales from the Company’s U.S. operations of $261.8 million. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees, and joint ventures with railway suppliers having a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, China, India, Russia, South Africa, and select areas within Europe and South America. In support of this strategy, in 2008 Wabtec acquired POLI S.p.A., a European-based manufacturer of rail braking equipment; and the Company made investments in China and South Africa. In addition, we have opportunities to sell certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy. These products include heat exchangers and friction materials.

•

Expand aftermarket sales. Historically, aftermarket sales are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. In 2008, Wabtec’s aftermarket sales represented approximately 53% of the Company’s total sales. Wabtec provides aftermarket parts and services for its components, and the Company is seeking to expand this business with new customers such as short-line and regional railroads, or with customers who currently perform the work in-house. In this way, we expect to take advantage of the rail industry trend toward outsourcing, as railroads and transit authorities focus on their core function of transporting goods and people, rather than maintaining and servicing their equipment.

•

Accelerate new product development. We continue to emphasize research and development funding to create new and improved products. We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board equipment, as a means of new product growth. We seek to provide customers with incremental technological advances that offer immediate benefits with cost-effective investments. To further enhance our product development on October 27, 2008 the Company acquired certain assets related to the development, sale, service, and maintenance of software programs used in train management systems for $4.5 million. In 2008, the U.S. federal government passed new legislation that mandates the use of positive train control on a majority of U.S. locomotives and track by December 31, 2015. Wabtec is currently the leading supplier with a train control product, our Electronic Train Management System®, that is approved for use by the Federal Railroad Administration. As such, Wabtec is working with all Class I railroads in the U.S. to develop and implement the technology.

•

Seek acquisitions, joint ventures and alliances. We are exploring acquisition, joint venture and alliance opportunities using a disciplined, selective approach and rigorous financial criteria. We seek companies that will help Wabtec to grow profitably and expand geographically, while helping to dampen any impact from potential cycles in the North American rail industry. In 2008, Wabtec acquired Standard Car Truck Company, a U.S.-based manufacturer of rail equipment; and POLI, a European-based manufacturer of rail braking equipment.

Recent Acquisitions and Joint Ventures

In 2008, Wabtec completed three acquisitions and three investments in support of its growth strategies. On December 5, 2008, the Company acquired 100% of the stock of Standard Car Truck Company for $302.9 million, net of cash received. Standard Car Truck is a leading manufacturer and designer of stabilization systems for freight cars, including engineered truck (undercarriage) components such as springs, friction wedges and wear plates. Its Barber® brand truck design is used throughout the world and holds a leading share of the North American market. The company also manufactures and services locomotives components, including compressors and pumps. We believe that the combination of Wabtec braking products with Standard Car Truck’s undercarriage products will lead to a competitive advantage over time for the Company.

On October 27, 2008, the Company acquired certain assets related to the development, sale, service, and maintenance of software programs used in train management systems for $4.5 million.

On June 30, 2008, the Company acquired 100% of the stock of POLI S.p.A. (“POLI”) for €52.2 million ($82.3 million), net of cash received. POLI is a European-based manufacturer of rail braking equipment including brake discs for high-speed applications, as well as tread brake units and pneumatic brake valves that meet International Union of Railways (“UIC”) standards. Because of its historic focus on the North American market, Wabtec did not previously offer products to meet UIC standards. Wabtec expects to benefit over time from POLI’s UIC-approved products, as well as the future development and certification of additional products.

During 2008, Wabtec expanded its presence in key geographic areas. Wabtec acquired the majority of Beijing Wabtec Huaxia Technology Company, Ltd, which manufactures friction products for the freight car market and invested in a joint venture in China to manufacture other braking-related components. In addition, the Company formed a joint venture in South Africa to manufacture friction products.

In 2006 and 2007, Wabtec completed three acquisitions. In June 2007, the Company acquired 100% of the stock of Ricon Corporation (“Ricon”), a manufacturer of a variety of electro-mechanical wheelchair lifts and ramps and anti-graffiti windows for $73.6 million. In December 2006, the Company acquired 100% of the stock of Becorit GmbH (“Becorit”), a manufacturer of a variety of brake shoes, pads and friction linings for passenger transit cars, freight cars and locomotives, and friction products for industrial markets such as mining and wind power generation for $51.3 million. In October 2006, the Company acquired 100% of the stock of Schaefer Equipment, Inc. (“Schaefer”), a manufacturer of a variety of forged components for body-mounted and truck-mounted braking systems for $36.7 million.

Backlog

The Company’s backlog was approximately $1.1 billion at December 31, 2008 as additional contracts booked in the Transit Group offset a reduction in backlog for the Freight Group.

In 2008, about 53% of our sales came from aftermarket orders, which typically carry lead times of less than 30 days, so they are not recorded in backlog for a significant period of time. As such, the Company’s backlog is mostly an indicator of future original equipment sales, primarily for the Transit Group, not expected aftermarket activity.

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

The backlog of firm customer orders as of December 31, 2008, and December 31, 2007, and the expected year of completion are as follows:

In thousands	Total Backlog 12/31/08	Expected Delivery		Total Backlog 12/31/07	Expected Delivery
		2009	Other Years		2008	Other Years
Freight Group	$195,717	$148,617	$47,100	$224,917	$153,738	$71,179
Transit Group	865,005	417,014	447,991	796,251	378,691	417,560

Total	$1,060,722	$565,631	$495,091	$1,021,168	$532,429	$488,739

Engineering and Development

To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2008, 2007, and 2006, we invested about $39.0 million, $37.4 million and $32.7 million, respectively, on product development and improvement activities. Approximately 40% of these costs comprise of activities devoted to new product development in any given year. These engineering and development expenditures, in total, represent about 2.5%, 2.8% and 3.0% of net sales for the same periods, respectively. Sometimes we conduct specific research projects in conjunction with universities, customers and other railroad product suppliers.

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

Intellectual Property

We have more than 1,500 active patents worldwide. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property.

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

Customers

Our customers include railroads throughout North America, as well as in the United Kingdom, Australia, Europe, Asia and South Africa; manufacturers of transportation equipment, such as locomotives, freight cars, subway vehicles and buses; lessors of such equipment; and passenger transit authorities, primarily those in North America.

In 2008, approximately 41% of our sales were to customers outside the U.S. and to 104 countries throughout the world. Approximately 53% of our sales were in the aftermarket, with the rest of our sales to OEMs of locomotives, freight cars, subway vehicles and buses.

Our top customers can change from year to year. For the fiscal year ended December 31, 2008, our top five customers, Greater Toronto Transit Authority (GO Transit), GE Transportation Systems, Maryland Department of Transportation, Trinity Industries, and Alstom, accounted for 27% of our net sales. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.

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

Employees

At December 31, 2008, we had 7,295 full-time employees, approximately 32% of whom were unionized. A majority of the employees subject to collective bargaining agreements are within North America and these agreements generally extend through 2009, 2010, 2011, and 2012. Agreements expiring in 2009 cover approximately 19% of the Company’s workforce. We consider our relations with our employees and union representatives to be good, but cannot assure that future contract negotiations will be favorable to us.

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

We are dependent upon key customers.

We rely on several key customers who represent a significant portion of our business. Our top customers can change from year to year. For the fiscal year ended December 31, 2008, our top five customers, Greater Toronto Transit Authority (GO Transit), GE Transportation Systems, Maryland Department of Transportation, Trinity Industries, and Alstom, accounted for 27% of our net sales. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with us. In addition, many of our customers place orders for products on an as needed basis and operate in cyclical industries. As a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers, and may be subject to delays and cancellations. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.

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

The passenger transit railroad industry is also cyclical. New passenger transit car orders vary from year to year and are influenced greatly by major replacement programs and by the construction or expansion of transit systems by transit authorities. A substantial portion of our net sales have been, and we expect that a material portion of our future net sales may be, derived from contracts with metropolitan transit and commuter rail authorities and Amtrak. To the extent that future funding for proposed public projects is curtailed or withdrawn altogether as a result of changes in political, economic, fiscal or other conditions beyond our control, such projects may be delayed or cancelled, resulting in a potential loss of business for us, including transit aftermarket and new transit car orders. There can be no assurance that economic conditions will be favorable or that there will not be significant fluctuations adversely affecting the industry as a whole and, as a result, us.

A growing portion of our sales may be derived from our international operations, which exposes us to certain risks inherent in doing business on an international level.

In fiscal year 2008, approximately 41% of our consolidated net sales were to customers outside of the U.S. and we intend to continue to expand our international operations in the future. We currently conduct our international operations through a variety of wholly and majority-owned subsidiaries and joint ventures in Australia, Canada, China, France, Germany, India, Italy, Kunta Hora, Macedonia, Malaysia, Mexico, Poland, Spain, South Africa, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:

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

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Over the last four years, the overall number of new claims filed has significantly decreased as compared to the previous four year period; however, the resolution of these new claims, and all previously filed claims, may take a significant period of time. Most of these claims have been made against our wholly owned subsidiary, Railroad Friction Products Corporation (RFPC), and are based on a product sold by RFPC prior to the time that the Company acquired any interest in RFPC.

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

We collectively bargain with labor unions that represent approximately 32% of our employees. Our current collective bargaining agreements generally extend through 2009, 2010, 2011, and 2012. Agreements expiring in 2009 cover approximately 19% of the Company’s workforce. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.

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

At December 31, 2008, we have total debt of $387.1 million. If it becomes necessary to access our available borrowing capacity under the 2008 Refinancing Credit Agreement, along with carrying the $236.0 million currently borrowed under this facility and the $150 million 6 7/8% senior notes, being indebted could have important consequences to us. For example, it could:

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

The indenture for our $150 million 6 7/8% senior notes due in 2013 and our 2008 Refinancing Credit Agreement contain various covenants that limit our Management’s discretion in the operation of our businesses.

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

In 2007 and 2008, we completed the acquisition of 100% of the stock of Ricon, Poli and Standard Car Truck for a combined $458.8 million, net of cash received. Although we believe that the acquisitions will improve our market position and realize positive operating results, including operating synergies, operating expense reductions and overhead cost savings, we cannot be assured that these improvements will be obtained. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:

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

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Wilmerding, PA	Manufacturing/Service	Freight	Own	365,000	(1)
Lexington, TN	Manufacturing	Freight	Own	170,000
Jackson, TN	Manufacturing	Freight	Own	150,000
Chicago, IL	Manufacturing	Freight	Own	123,140
Warren, OH	Manufacturing	Freight	Own	102,650
Greensburg, PA	Manufacturing	Freight	Own	97,800
Coshocton, OH	Manufacturing/Warehouse/Office	Freight	Own	83,000
Germantown, MD	Manufacturing	Freight	Own	80,000
Gibsonia, PA	Manufacturing/Office	Freight	Own	16,160
Chillicothe, OH	Manufacturing/Office	Freight	Lease	104,000
Kansas City, MO	Service Center	Freight	Lease	95,900
Pittsburgh, PA	Manufacturing	Freight	Lease	90,000
Bensenville, IL	Manufacturing/Warehouse/Office	Freight	Lease	66,200
Strongsville, OH	Manufacturing/Warehouse/Office	Freight	Lease	62,000
Columbia, SC	Service Center	Freight	Lease	40,250
Cedar Rapids, IA	Manufacturing	Freight	Lease	37,000
St. Joseph, MI	Manufacturing/Warehouse	Freight	Lease	33,625
Carson City, NV	Service Center	Freight	Lease	22,000
Montgomery, IL	Warehouse/Office	Freight	Lease	20,000
Harvey, IL	Service Center	Freight	Lease	19,200
Park Ridge, IL	Office	Freight	Lease	15,150
Jackson, TN	Warehouse	Freight	Lease	6,000
Oak Creek, WI	Engineering/Admin	Freight	Lease	5,000
Boulder, CO	Engineering/Admin	Freight	Lease	3,400
Omaha, NE	Office	Freight	Lease	1,470
Azle, TX	Office	Freight	Lease	1,400
Burr Ridge, IL	Service Center	Freight	Lease	1,050
Maxton, NC	Manufacturing	Freight /Transit	Own	105,000
Willits, CA	Manufacturing	Freight /Transit	Own	70,000
Boise, ID	Manufacturing	Freight /Transit	Own	326,000
Panorama City, CA	Manufacturing	Transit	Lease	200,000
Spartanburg, SC	Manufacturing/Service	Transit	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit	Lease	115,570
Plattsburgh, NY	Manufacturing	Transit	Lease	64,000
Elmsford, NY	Service Center	Transit	Lease	28,000
Spartanburg, SC	Warehouse	Transit	Lease	20,000
Elkhart, IN	Warehouse	Transit	Lease	8,000
Sun Valley, CA	Service Center	Transit	Lease	4,000
Doraville, GA	Sales Office	Transit	Lease	1,720
San Pablo, CA	Office	Transit	Lease	550

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
New Castle, DE	Sales Office	Transit	Lease	400
Concord, PA	Sales Office	Transit	Lease	355
Hillendale, MD	Sales Office	Transit	Lease	350
Mountaintop, PA	Vacant Land Available for Sale		Own	N/A

International
Stoney Creek (Ontario), Canada	Manufacturing/Service	Freight	Own	189,200
Wallaceburg (Ontario), Canada	Foundry	Freight	Own	117,600
San Luis Potosi, Mexico	Manufacturing/Service	Freight	Own	73,100
Skopje, Macedonia	Manufacturing/Office	Freight	Own	20,000
Shanghai, China	Manufacturing	Freight	Lease	360,505
Beijing, China	Manufacturing	Freight	Lease	53,819
Kolkata, India	Manufacturing	Freight	Lease	36,965
Lachine (Quebec), Canada	Service Center	Freight	Lease	17,000
Rydalmere, Australia	Office	Freight	Lease	14,786
Calgary (Alberta), Canada	Service Center	Freight	Lease	14,400
Sydney, Australia	Manufacturing	Freight	Lease	11,250
Beijing, China	Office	Freight	Lease	3,545
Kuala Lumpur, Malaysia	Office	Freight	Lease	2,655
Shanghai, China	Office	Freight	Lease	1,245
Karlov, Kutna Hora	Warehouse	Freight	Lease	532
Kilkcaldy, Fife, UK	Office	Freight	Lease	200
Doncaster, UK	Manufacturing/Service	Freight /Transit	Own	330,000
Wetherill Park, Australia	Manufacturing	Freight /Transit	Lease	70,600
Johannesburg, South Africa	Manufacturing	Freight /Transit	Lease	11,840
Avellino, Italy	Manufacturing/Office	Transit	Own	132,495
St. Laurent (Quebec), Canada	Manufacturing	Transit	Own	106,000
Recklinghausen, Germany	Manufacturing	Transit	Own	86,390
Camisano, Italy	Manufacturing/Office	Transit	Lease	136,465
Sassuolo, Italy	Manufacturing	Transit	Lease	30,000
Droylsden, UK	Manufacturing/Office	Transit	Lease	22,500
Aachen, Germany	Office	Transit	Lease	1,130
Vierzon, France	Office	Transit	Lease	1,076
Derby, UK	Office	Transit	Lease	850
Warsaw, Poland	Office	Transit	Lease	775
Essen, Germany	Office	Transit	Lease	150
Barcelona, Spain	Office	Transit	Lease	110

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.

Item 3.	LEGAL PROCEEDINGS

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

Officers	Age	Position
Albert J. Neupaver	58	President and Chief Executive Officer
Alvaro Garcia-Tunon	56	Senior Vice President, Chief Financial Officer and Secretary
Raymond T. Betler	53	Vice President, Group Executive
R. Mark Cox	41	Vice President, Corporate Development
Patrick D. Dugan	42	Vice President, Finance and Corporate Controller
Keith P. Hildum	46	Vice President and Treasurer
Charles F. Kovac	52	Vice President, Group Executive
Richard A. Mathes	54	Vice President, Group Executive
David M. Seitz	44	Vice President, Senior Counsel and Assistant Secretary
Scott E. Wahlstrom	45	Vice President, Human Resources
Timothy R. Wesley	47	Vice President, Investor Relations and Corporate Communications

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

Raymond T. Betler has been Vice President, Group Executive since August 2008. Prior to joining Wabtec, Mr. Betler served in various positions of increasing responsibility at Bombardier Transportation since 1979. Most recently, Mr. Betler served as President, Total Transit Systems from 2004 until 2008 and before that as President, London Underground Projects from 2002 to 2004.

R. Mark Cox was named Vice President, Corporate Development in September 2006. Prior to joining Wabtec, Mr. Cox served as Director of Business Development for the Electrical Group of Eaton Corporation since 2002. Prior to joining Eaton, Mr. Cox was an investment banker with UBS Warburg, Prudential and Stephens.

Patrick D. Dugan was named Vice President, Finance and Corporate Controller in January 2007. He has served as Corporate Controller since November 2003. Prior to joining Wabtec, Mr. Dugan served as Vice President and Chief Financial Officer of CWI International, Inc. from December 1996 to November 2003. Prior to 1996, Mr. Dugan was a Manager with PricewaterhouseCoopers.

Charles F. Kovac was named Vice President, Group Executive in September 2007. Prior to joining Wabtec, Mr. Kovac served as General Manager of the Global Floor Care / Specialty Motors Division of AMETEK, Inc. since 2003. Prior to joining AMETEK, Inc., Mr. Kovac was Chief Operating Officer of The Teleios Group, LLC from 1999 to 2003.

Keith P. Hildum was named Vice President and Treasurer in October 2006. He had been serving as Treasurer of the Company since 2001, and prior to that was Vice President, Finance and Administration – Railroad Operations. He has been with Wabtec since 1999, having held various positions with MotivePower Industries. Prior to MotivePower, Mr. Hildum was a Senior Manager with Deloitte & Touche.

Richard A. Mathes was named Vice President, Group Executive of Wabtec in December, 2008. Prior to joining Wabtec Mr. Mathes was CEO of Standard Car Truck Company (“SCT”) from 1995 to 2008, having rejoined SCT in 1989 as President. Mr. Mathes had previously been in sales and marketing with SCT from 1979 through 1984 before leaving to pursue other opportunities in the rail industry. He began his 36 year career in the transportation industry in 1972 with the Missouri Pacific Railroad in St. Louis, MO.

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

The Common Stock of the Company is listed on the New York Stock Exchange. As of February 23, 2009, there were 47,996,857 shares of Common Stock outstanding held by 839 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

2008	High	Low	Dividends
First Quarter	$37.37	$28.72	$0.01
Second Quarter	$51.50	$36.49	$0.01
Third Quarter	$60.75	$43.29	$0.01
Fourth Quarter	$55.81	$28.86	$0.01

2007	High	Low	Dividends
First Quarter	$35.00	$28.40	$0.01
Second Quarter	$40.02	$33.46	$0.01
Third Quarter	$41.99	$34.78	$0.01
Fourth Quarter	$39.64	$32.46	$0.01

The Company’s credit agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

At the close of business on February 23, 2009, the Company’s Common Stock traded at $25.70 per share.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2008, of Wabtec’s common stock, (i) the S&P 500,

(ii) and our peer group of manufacturing companies consisting of the following publicly traded companies: The Greenbrier Companies, Inc., L.B. Foster Company, Trinity Industries, Portec Rail Products, Inc. and Freight Car America, Inc.

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. On February 20, 2008 the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program. The program qualifies under the Refinancing Credit Agreement or 2008 Refinancing Credit Agreement, as applicable, as well as the 6 7/8% Senior Notes currently outstanding.

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

During the first quarter of 2008, the Company repurchased 712,900 shares at an average price of $34.29 per share, exhausting the $50.0 million authorization made in 2006. During the second quarter of 2008, the Company repurchased 5,200 shares at an average price of $35.97 per share. No additional shares were repurchased during the third quarter of 2008. During the fourth quarter of 2008, the Company repurchased 599,800 shares at an average price of $35.22 per share. All purchases were on the open market. Fourth quarter purchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
September 28, 2008 to October 25, 2008	50,000	$38.65	50,000	$86,650,819
October 26, 2008 to November 22, 2008	437,500	34.81	437,500	71,409,352
November 23, 2008 to December 31, 2008	112,300	35.31	112,300	67,441,754

Total	599,800	$35.22	599,800	$67,441,754

Item 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
In thousands, except per share amounts	2008	2007	2006	2005	2004
Income Statement Data
Net sales	$1,574,749	$1,360,088	$1,087,620	$1,034,024	$822,018
Gross profit	427,186	369,619	296,777	259,646	205,164
Operating expenses	(214,670)	(189,878)	(166,626)	(157,717)	(149,077)

Income from operations	$212,516	$179,741	$130,151	$101,929	$56,087

Interest expense, net	$(8,508)	$(3,637)	$(2,177)	$(9,358)	$(12,210)
Other income (expense), net	292	(3,650)	(1,417)	(3,055)	(1,020)
Income from continuing operations	130,554	109,387	86,494	57,685	32,096
Income (loss) from discontinued operations (net of tax) (1)	(3)	183	(1,690)	(1,909)	349

Net income (2)	$130,551	$109,570	$84,804	$55,776	$32,445

Diluted Earnings per Common Share
Income from continuing operations	$2.67	$2.23	$1.76	$1.21	$0.70
Net income (2)	$2.67	$2.23	$1.73	$1.17	$0.71

Cash dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04

Fully diluted shares outstanding	48,847	49,141	49,108	47,595	45,787

Balance Sheet Data
Total assets	$1,507,520	$1,158,702	$972,842	$836,357	$713,396
Cash	141,805	234,689	187,979	141,365	95,257
Total debt	387,080	150,250	150,000	150,000	150,107
Shareholders’ equity	645,371	617,268	469,889	379,207	312,426

(1)	In 2006, includes $1.7 million relating to the sale of a non-core product division of Rütgers Rail, S.p.A. In 2005, includes $1.6 million relating to the liquidation of the bus door joint venture in China.
(2)	In 2007 and 2006, a tax benefit of $3.1 million and $5.3 million, respectively, was recognized related to deferred taxes, primarily due to the reversal of previously established valuation allowances on deferred tax assets. In 2008, 2006 and 2004, tax benefits of $1.0 million, $700,000 and $4.9 million were recognized, respectively, primarily related to resolving certain tax issues from prior years that have been closed from further regulatory examination.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 104 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 16 countries. In 2008, about 41% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotive and freight cars. Growth in the U.S. economy slowed in 2008, which led to a decrease in rail traffic during the year. Deliveries of new locomotives increased about 25% during the year, in part due to strong international demand for U.S.-built locomotives. Deliveries of new freight cars decreased about 5.0% in 2008, due in part to the slowing economic conditions and resulting decrease in rail traffic. About 20% of the Company’s revenues are directly related to deliveries of new freight cars. At December 31, 2008, the industry backlog of freight cars ordered was 31,921, compared to 75,860 at the end of the prior year.

The North American transit rail industry is primarily driven by government spending and ridership, which increased 8% and 5%, respectively, in 2008. In February 2009, the U.S. federal government passed new spending legislation designed to stimulate the U.S. economy. Of the $789 billion spending package, up to $20 billion is to be spent on freight and passenger transportation, as follows: $8.4 billion for public transportation, $8 billion for high-speed rail, $1.5 billion for discretionary intermodal projects, and $1.3 billion for AMTRAK. The majority of this money is to be spent by September 2010. Wabtec expects to benefit from this additional spending, as transit authorities invest in expansion, new equipment and other related projects.

In 2009, the Company expects conditions to slow in its freight rail and to remain generally stable in its passenger transit rail markets. Demand for new freight cars is expected to be lower. In the passenger transit rail market, the Company believes that increases in ridership and federal funding will continue to have a positive effect on the demand for new equipment and aftermarket parts. In addition, the Company has a strong backlog of transit-related projects, some of which are expected to generate increased revenues in 2009. In response to current market conditions, Wabtec expects to take certain actions to reduce costs, including plant consolidations, work force reductions and general spending cuts. Management believes these actions will not affect the company’s ability to continue to invest in its strategic growth initiatives.

In 2009 and beyond, we will continue to face many challenges, including a weaker economy, higher costs for medical and insurance premiums, and foreign currency fluctuations. Unfavorable general economic and market conditions in the United States and internationally could have a negative impact on our sales and operations. To the extent that these factors result in continued instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. For the years ended December 31, 2008, 2007 and 2006, Wabtec recorded charges of $4.6 million, $3.6 million and $6.8 million, respectively. For the year ended December 31, 2007, additional severance, pension, and asset impairment charges of $1.5 million were recorded related to other Canadian operations. All of these costs were paid as of December 31, 2008.

Total charges for restructuring and other expenses recorded to date have been $16.5 million, comprised of the $5.7 million for employee severance costs associated for approximately 400 salaried and hourly employees; $5.5 million of pension and postretirement benefit curtailment for those employees; $4.8 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of December 31, 2008, $3.9 million of this amount had been paid.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In millions	2008	2007	2006
Net sales	$1,574.8	$1,360.1	$1,087.6
Cost of sales	1,147.6	(990.5)	(790.8)

Gross profit	427.2	369.6	296.8
Selling, general and administrative expenses	(170.6)	(148.5)	(130.3)
Engineering expenses	(39.0)	(37.4)	(32.7)
Amortization expense	(5.1)	(4.0)	(3.6)

Total operating expenses	(214.7)	(189.9)	(166.6)

Income from operations	212.5	179.7	130.2
Interest expense, net	(8.5)	(3.6)	(2.2)
Other income (expense), net	0.3	(3.6)	(1.4)

Income from continuing operations before income taxes	204.3	172.5	126.6
Income tax expense	(73.7)	(63.1)	(40.1)

Income from continuing operations	130.6	109.4	86.5
Discontinued operations (net of tax)	—	0.2	(1.7)

Net income	$130.6	$109.6	$84.8

2008 COMPARED TO 2007

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2008	2007	Percent Change
Net sales	$1,574,749	$1,360,088	15.8%
Income from operations	212,516	179,741	18.2%
Net income	130,551	109,570	19.2%

Net sales increased by $214.7 million to $1,574.8 million in 2008 from $1,360.1 million in 2007. The increase is primarily due to internal growth from increased sales of $55.3 million for brake products, $36.8 million for contracts related to transit authorities, $21.8 million in remanufacturing, overhaul and build of locomotives, and $16.6 million for heat exchangers. Sales related to acquisitions also contributed $59.3 million to the increase. Sales related to international expansion also contributed $18 million to the increase. Offsetting these increases, the Company did realize a net sales decrease of $12.2 million due to foreign exchange but net earnings are mostly not impacted by foreign exchange.

Net income for 2008 was $130.6 million or $2.67 per diluted share. Net income for 2007 was $109.6 million or $2.23 per diluted share. Net income improved primarily due to sales increases.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	For the year ended December 31,
In thousands	2008	2007
Freight Group	$773,523	$734,173
Transit Group	801,226	625,915

Net sales	$1,574,749	$1,360,088

Freight Group sales increased by $39.4 million or 5.4% due to increased sales from international expansion of $18 million, increased sales from heat exchangers of $16.6 million, sales of $11.2 million for aftermarket brake products, and sales of $11.1 million from an acquisition completed in the fourth quarter of 2008. Offsetting these increases were decreases of $20.9 million in locomotive component, repair and refurbishment services. Transit Group sales increased by $175.3 million or 28% due to increased sales of brake products of $52.1 million, contracts related to transit authorities of $37.6 million, increased sales of $21.8 million related to refurbishment of transit cars, and sales of $48 million for the full year results from acquisitions completed in 2007 and the acquisitions completed in the second quarter of 2008.

Gross profit Gross profit increased to $427.2 million in 2008 compared to $369.6 million in 2007. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In 2008, gross profit, as a percentage of sales, was 27.1% compared to 27.2% in 2007. The gross profit percentage was flat due to the changing mix of revenues from Freight to Transit as Transit margins tend to be lower than Freight. This was offset by ongoing efficiency and cost saving initiatives. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales. The provision for warranty expense was $10.7 more in 2008 compared to 2007 because of increased sales, particularly for large transit authority contracts which ramped up in 2008. The warranty reserve increased at December 31, 2008 compared to December 31, 2007 by $8.4 million due to $4 million from acquisitions completed in 2008, and primarily from customer claims or transit authority contracts.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2008	2007	Percent Change
Selling, general and administrative expenses	$170,597	$148,437	14.9%
Engineering expenses	38,981	37,434	4.1%
Amortization expense	5,092	4,007	27.1%

Total operating expenses	$214,670	$189,878	13.1%

Selling, general, and administrative expenses increased $22.2 million in 2008 compared to 2007 mostly due to the acquisitions that were completed during the fourth quarter of 2008. Engineering expenses increased by $1.5 million in 2008 compared to 2007 mostly due to those same acquisitions. Amortization expense increased $1.0 million due to acquisitions. Total operating expenses were 13.6% and 14.0% of sales for 2008 and 2007, respectively.

Income from operations Income from operations totaled $212.5 million (or 13.5% of sales) in 2008 compared to $179.7 million (or 13.2% of sales) in 2007. Income from operations improved primarily due to sales increases.

Interest expense, net Interest expense, net increased $4.9 million in 2008 compared to 2007 primarily due to the Company’s overall lower cash balances, resulting in lower interest income, and acquisition financing incurred in the fourth quarter in connection with the acquisition of Standard Car Truck.

Other expense, net Other expense, net decreased $3.9 million in 2008 compared to 2007. The Company recorded foreign exchange expense of $300,000 and $3.2 million, respectively, in 2008 and 2007, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 36.1% and 36.6% in 2008 and 2007, respectively. The decrease in the effective tax rate is primarily the result of a $1.0 million net tax benefit recognized in 2008 due to the expiration of statutory review periods and current examinations in various tax jurisdictions.

Net income Net income for 2008 increased $21.0 million, compared to 2007. Net income improved primarily due to sales increases.

2007 COMPARED TO 2006

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2007	2006	Percent Change
Net sales	$1,360,088	$1,087,620	25.1%
Income from operations	179,741	130,151	38.1%
Net income	109,570	84,804	29.2%

Net sales increased by $272.5 million to $1,360.1 million in 2007 from $1,087.6 million in 2006. The increase is primarily due to internal growth from increased sales of $69.4 million for locomotives, $30.3 million for refurbishing transit cars, $38.1 million for heat exchangers, $20.6 million for contracts related to transit authorities, and $99.4 million from acquisitions completed in the fourth quarter of 2006 and second quarter of 2007. Offsetting those increases was a decrease of $22.3 million primarily related to lower industry deliveries of freight cars. The Company did realize a net sales improvement of $22.7 million due to foreign exchange but net earnings are mostly not impacted by foreign exchange.

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

Selling, general, and administrative expenses increased $18.1 million in 2007 compared to 2006 mostly due to the acquisitions that were completed during the fourth quarter of 2006 and second quarter of 2007. In addition, during 2007, the Company recorded a provision of $4.4 million for the settlement with Bombardier (see Note 19 of “Notes to Condensed Consolidated Financial Statements”). Engineering expenses increased by $4.7 million in 2007 compared to 2006 mostly due to those same acquisitions. Total operating expenses were 14.0% and 15.3% of sales for 2007 and 2006, respectively.

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

Other expense, net Other expense, net increased $2.2 million in 2007 compared to 2006. The Company recorded foreign exchange expense of $3.2 million and $1.1 million, respectively, in 2007 and 2006, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

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

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2008	2007	2006
Cash provided by (used for):
Operating activities	$159,384	$142,509	$151,027
Investing activities	(417,441)	(93,536)	(104,762)
Financing activities:
Proceeds from debt	236,000	—	—
Payments of debt	(385)	(657)	—
Stock repurchase	(45,796)	(17,888)	(18,874)
Other	(108)	5,560	17,067

Operating activities. Cash provided by operations in 2008 was $159.4 million as compared to $142.5 million in 2007. This $16.9 million increase was the result of increased earnings offset by certain changes in operating assets and liabilities. Net income for the Company increased $21.0 million primarily as a result of increased sales. Although account receivable continued to increase due to higher overall sales, the increase was less than the increase in 2007 which resulted in a $10.8 million improvement. Inventories increased in 2008 about $28.4 million more than 2007 due to higher inventory on hand for large contracts requirements and overall higher sales activity. Accounts payable increased less in 2008 compared to 2007 by $18.4 million resulting in less cash generated. Customer deposits and other accruals increased compared to 2007 resulting in a cash increase of $35.8 million. Cash was generated due to the collection of large customer deposits on certain long term contracts. Other assets and liabilities, including accrued income taxes, used cash of $9.1 million compared to 2007.

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

Investing activities. In 2008 and 2007, cash used in investing activities was $417.4 million and $93.5 million, respectively. In 2008, Wabtec acquired 100% of the stock of Poli SpA and Standard Car Truck for $82.3 million and $302.9 million, respectively, net of cash received. Other investments include $8.4 million for certain operations in China, and $4.5 million for certain assets to support our train management business. In 2007, Wabtec acquired 100% of the stock of Ricon Corporation for $73.6 million, net of cash received. In 2006, Wabtec acquired 100% of the stock of Schaefer Equipment and Becorit for $36.3 million and $50.9 million, respectively, net of cash received. Capital expenditures were $19.7 million, $20.4 million, and $20.9 million in 2008, 2007 and 2006, respectively. In 2006, the Company sold a non-core division for $1.4 million.

Financing activities. In 2008, cash provided by financing activities was $189.7 million, which included $236.0 million of borrowings under the new credit facility, offset by $45.8 million of Wabtec stock repurchases. In 2007, cash used by financing activities was $13.0 million compared to cash used by financing activities of $1.8 million in 2006.

The following table shows outstanding indebtedness at December 31, 2008 and 2007.

	December 31,
In thousands	2008	2007
6.875% senior notes, due 2013	$150,000	$150,000
Term Loan Facility	200,000	—
Revolving Credit Facility	36,000	—
Capital Leases	1,080	250

Total	387,080	150,250
Less—current portion	30,381	73

Long-term portion	$356,699	$150,177

Cash balance at December 31, 2008 and 2007 was $141.8 million and $234.7 million, respectively.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At December 31, 2008 the weighted average interest rate on the Company’s variable rate debt was 3.32%. At December 31, 2008, the Company had available bank borrowing capacity, net of $57.3 million of letters of credit, of approximately $242.7 million, subject to certain financial covenant restrictions.

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

The 2008 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2008 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to cash flow ratio of 3.25. The Company is in compliance with these measurements and covenants and expects that these measurements will not be any type of limiting factor in executing our operating activities. See Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Refinancing Credit Agreement In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which extended the expiration of the agreement. The Company entered into another amendment to its Refinancing Credit Agreement in February 2007 which permitted the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. Refinancing Credit Agreement variable interest rates were indexed to certain indices. The Company may have elected a base interest rate or an interest rate based on the LIBOR. The base interest rate was the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate was based on LIBOR plus a margin that ranges from 62.5 to 175 basis points depending on the Company’s consolidated total indebtedness to cash flow ratios. The margin was 62.5 basis points.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2008:

In thousands	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating activities:
Purchase obligations (1)	$36,731	$28,236	$4,010	$4,485	$—
Operating leases (2)	36,687	7,636	14,015	9,365	5,671
Pension benefit payments (3)	—	10,557	21,697	17,873	—
Postretirement benefit payments (4)	—	2,348	4,533	4,259	—
Financing activities:
Interest payments (5)	69,242	17,599	31,599	19,771	273
Long-term debt (6)	387,080	30,381	72,948	283,583	168
Dividends to shareholders (7)	—	—	—	—	—
Investing activities:
Capital projects (8)	29,009	29,009	—	—	—
Other:
Standby letters of credit (9)	58,274	9,811	48,463	—	—

Total		$135,577	$197,265	$339,336

(1)	Purchase obligations for the purposes of this disclosure have been defined as a contractual obligation that is in excess of $100,000 annually, and $200,000 in total.
(2)	Future minimum payments for operating leases are disclosed by year in Note 15 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(3)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute about $9.1 million to pension plan investments in 2009. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(4)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Postretirement payments are based on actuarial estimates using current assumptions for discount rates and health care costs. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(5)	Interest payments are payable January and July of each year at 6 7/8% of $150 million Senior Notes due in 2013. Interest payments for the Term Loan Facility, Revolving Credit Facility and Capital Leases are based on contractual terms and the Company’s current interest rates.
(6)	Scheduled principal repayments of outstanding loan balances are disclosed in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(7)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $1.9 million.
(8)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2009 budget amount was approved at the December 2008 Board of Directors meeting.
(9)	The Company has $57.3 million in outstanding letters of credit for performance and bid bond purposes, which expire in various dates through 2011. Amounts include interest payments based on contractual terms and the Company’s current interest rate.

The above table does not reflect uncertain tax positions of $17.1 million, the timing of which are uncertain except for $484,000 that may become payable during 2009. Refer to Note 11 of the “Notes to Consolidated Financial Statements” for additional information on uncertain tax positions.

Obligations for operating activities. The Company has entered into $36.7 million of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $14.8 million and $10.4 million in 2008 and 2007, respectively. Benefits paid for post retirement plans were $2.0 million and $2.2 million in 2008 and in 2007, respectively.

Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments, interest payments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $1.9 million annually.

The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2008 initial value of performance bonds issued on the Company’s behalf is about $190.1 million.

Obligations for investing activities. The Company typically spends approximately $20 million to $30 million a year for capital expenditures, primarily related to facility expansion efficiency and modernization, health and safety, and environmental control. The Company expects annual capital expenditures in the future will be within this range.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	prolonged unfavorable economic and industry conditions in the markets served by us, including North America, South America, Europe, Australia, Asia, and South Africa;

•	further decline in demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment;

•	fluctuations in interest rates and foreign currency exchange rates; or

•	availability of credit;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of acquisitions; or

•	the development and use of new technology;

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations; or

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

Critical Accounting Policies

The preparation of the financial statements in accordance with generally accepted accounting principles requires Management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, environmental matters, warranty reserves, the testing of goodwill and other intangibles for impairment, proceeds on assets to be sold, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, Management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. A discussion of the judgments and uncertainties associated with accounting for derivatives and environmental matters can be found in Notes 2 and 19, respectively, in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

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

FIN 48 establishes a recognition and measurement threshold to determine the amount of tax benefit that should be recognized related to uncertain tax positions.

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

	For long-term contracts, revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined.	Provisions are made currently for estimated losses on uncompleted contracts.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Certain pre-production costs relating to long term production and supply contracts have been deferred and will be recognized over the life of the contracts.	Pre-production costs are recognized over the expected life of the contract usually based on the Company’s progress toward the estimated number of units expected to be delivered under the production or supply contract.	A charge to expense for unrecognized portions of pre-production costs could be realized if the Company’s estimate of the number of units to be delivered changes or the underlying contract is cancelled.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 61% and 0% of total long-term debt at December 31, 2008 and 2007, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at December 31, 2008 would increase or decrease interest expense by $2.3 million.

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

We occasionally enter into several types of financial instruments for the purpose of managing our exposure to foreign currency exchange rate fluctuations in countries in which we have significant operations. As of December 31, 2008, we had several such instruments outstanding to hedge currency rate fluctuation in 2009.

At December 31, 2008, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2008, the Company had forward contracts with a notional value of $5.0 million ZAR (or $557,000 U.S.) with an average exchange rate of $8.97 ZAR per $1 USD, resulting in the recording of a current asset of $41,000 and a corresponding offset in accumulated other comprehensive income of $26,000, net of tax.

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

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2008, approximately 59% of Wabtec’s net sales were to the United States, 9% to Canada, 3% to Mexico, 5% to Australia, 2% to Germany, 11% to the United Kingdom, and 11% in other international locations. (See Note 20 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report).

Our market risk exposure is not substantially different from our exposure at December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company does not have any financial assets that are valued using inactive markets, and as such is not impacted by the issuance of this FSP. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 18 to the Notes to Consolidated Financial Statements for additional discussion on fair value measurements.

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

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP SFAS 132(R)-1). FSP SFAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, (SFAS 132(R)), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The Company is currently evaluating the disclosure implications of adopting this statement.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent public accountants.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2008. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting appears on page 45 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Ernst & Young’s attestation report on internal control over financial reporting appears on page 47 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 2009, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008. Information relating to the executive officers of the Company is set forth in Part I.

Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

This table provides aggregate information as of December 31, 2008 concerning equity awards under Wabtec’s compensation plans and arrangements.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,054,244	$20.16	1,759,969
Equity compensation plans not approved by shareholders	—	—	—

Total	1,054,244	$20.16	1,759,969

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

			Page
(a)

	(1)	Financial Statements and Reports on Internal Control

		Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	45

		Report of Independent Registered Public Accounting Firm	46

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	47

		Consolidated Balance Sheets as of December 31, 2008 and 2007	48

		Consolidated Statements of Operations for the three years ended December 31, 2008, 2007 and 2006	49

		Consolidated Statements of Cash Flows for the three years ended December 31, 2008, 2007 and 2006	50

		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2008, 2007 and 2006	51

		Notes to Consolidated Financial Statements	52

	(2)	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts	88

			Filing Method

(b)

		Exhibits

	2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	3

	3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

	3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007	7

	4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	5

	4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	5

	4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	5

	4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	5

	10.1	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

		Filing Method
10.2	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.3	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.4	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.5	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.6	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.7	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	9

10.8	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.9	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.10	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended	9

10.11	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	4

10.12	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004	6

10.13	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004	6

10.14	Employment Agreement with Albert J. Neupaver, dated February 1, 2006	8

10.15	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006	8

10.16	Stock Purchase Agreement, by and among Wabtec Holding Company, certain shareholders of Schaefer Manufacturing, Inc. and CCP Limited Partnership, dated October 6, 2006	10

10.17	Share Purchase Agreement, by and between BBA Holding Deutschland GmbH and Westinghouse Air Brake Technologies Corporation, dated November 27, 2006 (Exhibits and Schedules omitted, but will be provided to the Commission upon request)	11

10.18	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin	12

10.19	Stock Purchase Agreement, by and between the Company and Polinvest S.r.l., dated May 16, 2008	13

		Filing Method

10.20	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	14

10.21	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, PNC Bank, National Association, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., RBS Greenwich Capital, JP Morgan Chase Bank, Bank of America, N.A., Citizens Bank of Pennsylvania, the Bank of Nova Scotia and First Commonwealth Bank, dated as of November 4, 2008	1

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).
3	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).
4	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.
5	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).
6	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.
7	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 13, 2007.
8	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006
9	Filed as an Annex to the Company’s Schedule 14A Proxy Statement filed on April 13, 2006.
10	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.
12	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
13	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
14	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.

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

Management has excluded Poli SpA (Poli) and Standard Car Truck (SCT) from its assessment of internal controls over financial reporting as of December 31, 2008 because Poli and SCT were acquired by the Company in a purchase business combination effective June 30, 2008 and December 5, 2008, respectively. Poli and SCT are wholly owned subsidiaries whose total assets represents 6.4% and 21.3%, respectively and net sales represents 1.0% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included in Exhibits 31 and 32 in the Company’s 10-K. In addition, in 2008, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

By	/s/ ALBERT J. NEUPAVER
Albert J. Neupaver, President, Chief Executive Officer and Director

By	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon, Senior Vice President, Chief Financial Officer and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note 11 in the “Notes to Consolidated Financial Statements”, for the year ended December 31, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”. As explained in Note 10 in the “Notes to Consolidated Financial Statements”, at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Poli SpA and Standard Car Truck, which are included in the 2008 consolidated financial statements of Westinghouse Air Brake Technologies Corporation and constituted 6.4% and 21.3% of total assets as of December 31, 2008, respectively and 1.0% and 0.7% of net sales for the year then ended, respectively. Our audit of internal control over financial reporting of Westinghouse Air Brake Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Poli SpA and Standard Car Truck.

In our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Westinghouse Air Brake Technologies Corporation and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 23, 2009

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and par value	2008	2007
Assets
Current Assets
Cash and cash equivalents	$141,805	$234,689
Accounts receivable	273,560	222,235
Inventories	264,158	175,977
Deferred income taxes	31,133	24,766
Other	14,693	8,100

Total current assets	725,349	665,767
Property, plant and equipment	431,604	417,157
Accumulated depreciation	(224,056)	(234,720)

Property, plant and equipment, net	207,548	182,437
Other Assets
Goodwill	319,449	232,593
Other intangibles, net	236,740	58,673
Deferred income taxes	1,052	4,316
Other noncurrent assets	17,382	14,916

Total other assets	574,623	310,498

Total Assets	$1,507,520	$1,158,702

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$162,633	$137,226
Customer deposits	80,353	67,291
Accrued compensation	36,483	30,519
Accrued warranty	20,933	14,390
Current portion of long-term debt	30,381	73
Commitments and contingencies	451	785
Other accrued liabilities	56,817	44,951

Total current liabilities	388,051	295,235
Long-term debt	356,699	150,177
Reserve for postretirement and pension benefits	69,343	53,539
Deferred income taxes	12,870	9,834
Commitments and contingencies	1,019	1,159
Accrued warranty	9,743	7,924
Other long-term liabilities	24,424	23,566

Total liabilities	862,149	541,434
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,907,357 and 48,698,344 outstanding at December 31, 2008 and 2007, respectively	662	662
Additional paid-in capital	328,587	320,928
Treasury stock, at cost, 18,267,410 and 17,476,423 shares, at December 31, 2008 and 2007, respectively	(276,421)	(238,131)
Retained earnings	653,083	524,538
Accumulated other comprehensive (loss) income	(60,540)	9,271

Total shareholders’ equity	645,371	617,268

Total Liabilities and Shareholders’ Equity	$1,507,520	$1,158,702

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
In thousands, except per share data	2008	2007	2006
Net sales	$1,574,749	$1,360,088	$1,087,620
Cost of sales	(1,147,563)	(990,469)	(790,843)

Gross profit	427,186	369,619	296,777
Selling, general and administrative expenses	(170,597)	(148,437)	(130,294)
Engineering expenses	(38,981)	(37,434)	(32,701)
Amortization expense	(5,092)	(4,007)	(3,631)

Total operating expenses	(214,670)	(189,878)	(166,626)
Income from operations	212,516	179,741	130,151
Other income and expenses
Interest expense, net	(8,508)	(3,637)	(2,177)
Other income (expense), net	292	(3,650)	(1,417)

Income from continuing operations before income taxes	204,300	172,454	126,557
Income tax expense	(73,746)	(63,067)	(40,063)

Income from continuing operations	130,554	109,387	86,494
Income (loss) from discontinued operations (net of tax)	(3)	183	(1,690)

Net income	$130,551	$109,570	$84,804

Earnings Per Common Share
Basic
Income from continuing operations	$2.71	$2.25	$1.79
Income (loss) from discontinued operations	—	0.01	(0.04)

Net income	$2.71	$2.26	$1.75

Diluted
Income from continuing operations	$2.67	$2.23	$1.76
Loss from discontinued operations	—	—	(0.03)

Net income	$2.67	$2.23	$1.73

Weighted average shares outstanding
Basic	48,232	48,530	48,322
Diluted	48,847	49,141	49,108

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2008	2007	2006
Operating Activities
Net income	$130,551	$109,570	$84,804
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	29,826	29,140	25,304
Stock-based compensation expense	10,475	11,252	9,191
Deferred income taxes	4,870	(2,278)	4,125
Excess income tax benefits from exercise of stock options	(1,922)	(2,098)	(4,382)
Discontinued operations	(38)	(232)	1,425
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(20,841)	(31,568)	45,669
Inventories	(42,726)	(14,317)	(17,811)
Accounts payable	14,303	32,759	(7,359)
Accrued income taxes	(511)	13,513	3,179
Accrued liabilities and customer deposits	31,512	(4,308)	5,024
Other assets and liabilities	3,885	1,076	1,858

Net cash provided by operating activities	159,384	142,509	151,027
Investing Activities
Purchase of property, plant and equipment	(19,715)	(20,419)	(20,942)
Proceeds from disposal of property, plant and equipment	406	127	1,933
Acquisitions of businesses, net of cash acquired	(398,132)	(73,642)	(87,201)
Discontinued operations	—	398	1,448

Net cash used for investing activities	(417,441)	(93,536)	(104,762)
Financing Activities
Proceeds from debt	236,000	—	—
Payments of debt	(385)	(657)	—
Debt financing costs	(2,858)	—	—
Stock repurchase	(45,796)	(17,888)	(18,874)
Proceeds from treasury stock from stock based benefit plans	2,768	5,406	14,630
Excess income tax benefits from exercise of stock options	1,922	2,098	4,382
Cash dividends	(1,940)	(1,944)	(1,945)

Net cash provided by (used for) financing activities	189,711	(12,985)	(1,807)
Effect of changes in currency exchange rates	(24,538)	10,722	2,156

(Decrease)/increase in cash	(92,884)	46,710	46,614
Cash, beginning of year	234,689	187,979	141,365

Cash, end of year	$141,805	$234,689	$187,979

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands, except share and per share data	Comprehensive Income (Loss)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005		66,174,767	$662	$294,209	(18,171,948)	$(225,483)	$336,744	$(26,925)	$379,207
Cash dividends ($0.04 dividend per share)							(1,945)		(1,945)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax				7,702	903,857	11,310			19,012
Stock-based Compensation				8,967	18,000	224			9,191
Reclass of stock liability				3,874					3,874
Net income	$84,804						84,804		84,804
Translation adjustment	12,504							12,504	12,504
Unrealized losses on foreign exchange contracts, net of $(978) tax	(1,702)							(1,702)	(1,702)
Additional minimum pension liability, net of $2,424 tax	6,752							6,752	6,752

Stock Repurchase					(673,900)	(18,874)			(18,874)
Total comprehensive income	$102,358

Adjustment to initially apply SFAS 158, net of $(14,889) tax								(22,934)	(22,934)

Balance, December 31, 2006		66,174,767	$662	$314,752	(17,923,991)	$(232,823)	$419,603	$(32,305)	$469,889
Adjustment to Beginning Retained Earnings due to adoption of FIN 48							(2,691)		(2,691)
Cash dividends ($0.04 dividend per share)							(1,944)		(1,944)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax				(5,076)	957,368	12,580			7,504
Stock-based Compensation				11,252					11,252
Net income	$109,570						109,570		109,570
Translation adjustment	29,554							29,554	29,554
Unrealized gains on foreign exchange contracts, net of $475 tax	825							825	825
Change in pension and post retirement benefit plans, net of $7,008 tax	11,197							11,197	11,197

Stock Repurchase					(509,800)	(17,888)			(17,888)
Total comprehensive income	$151,146

Balance, December 31, 2007		66,174,767	$662	$320,928	(17,476,423)	$(238,131)	$524,538	$9,271	$617,268
Adjustment to Beginning Retained Earnings due to adoption of FAS 158							(66)		(66)
Cash dividends ($0.04 dividend per share)							(1,940)		(1,940)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax				(2,816)	526,913	7,506			4,690
Stock-based Compensation				10,475					10,475
Net income	$130,551						130,551		130,551
Translation adjustment	(59,722)							(59,722)	(59,722)
Unrealized gains on foreign exchange contracts, net of $15 tax	26							26	26
Change in pension and post retirement benefit plans, net of $4,493 tax	(10,115)							(10,115)	(10,115)

Stock Repurchase					(1,317,900)	(45,796)			(45,796)
Total comprehensive income	$60,740

Balance, December 31, 2008		66,174,767	$662	$328,587	(18,267,410)	$(276,421)	$653,083	$(60,540)	$645,371

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 104 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 16 countries. In 2008, about 41% of the Company’s revenues came from customers outside the U.S.

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

Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $5.0 million and $4.6 million as of December 31, 2008 and 2007, respectively.

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

Warranty Costs Warranty costs are accrued based on Management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $17.1 million, $10.4 million and $10.6 million for 2008, 2007 and 2006, respectively. Warranty reserves were $30.7 million and $22.3 million at December 31, 2008 and 2007, respectively.

Income Taxes Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws. The provision for income taxes includes federal, state and foreign income taxes.

Stock-Based Compensation Effective January 1, 2006, the Company recognizes compensation expense for stock-based compensation based on the grant date fair value. This expense must be recognized ratably over the requisite service period following the date of grant.

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

At December 31, 2008, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2008, the Company had forward contracts with a notional value of $5.0 million ZAR (or $557,000 U.S.) with an average exchange rate of $8.97 ZAR per $1 USD, resulting in the recording of a current asset of $41,000 and a corresponding offset in accumulated other comprehensive income of $26,000, net of tax.

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

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts are charged or credited to earnings. Foreign exchange intercompany transaction losses recognized in income were $399,000, $3.2 million and $1.1 million for 2008, 2007 and 2006, respectively.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $11.0 million and $9.5 million at December 31, 2008 and 2007, respectively.

Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are primarily from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2008, 2007 and 2006.

Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.

Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2008, 2007 and 2006, the Company incurred costs of approximately $39.0 million, $37.4 million and $32.7 million, respectively.

Employees As of December 31, 2008, approximately 32% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective through 2009, 2010, and 2011. Agreements expiring in 2009 cover approximately 19% of the Company’s workforce.

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

Recent Accounting Pronouncements In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company does not have any financial assets that are valued using inactive markets, and as such is not impacted by the issuance of this FSP. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Refer to Note 18 for additional discussion on fair value measurements.

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

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP SFAS 132(R)-1). FSP SFAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, (SFAS 132(R)), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The Company is currently evaluating the disclosure implications of adopting this statement.

3.	ACQUISITIONS AND DISCONTINUED OPERATIONS

On December 5, 2008, the Company acquired Standard Car Truck Company (“SCT”), a manufacturer and designer of stabilization systems for freight cars, including engineered truck (undercarriage) components such as springs, friction wedges and wear plates. Its Barber® brand truck design is used throughout the world and holds a leading share of the North American market. The company also manufactures and services locomotives components, including compressors and pumps. The purchase price was $302.9 million, net of cash received, resulting in preliminary additional goodwill of $67.6 million, of which all will be deductible for tax purposes. Included in the purchase price of $302.9 million is $25.0 million related to an escrow deposit, which may be released to the Company for working capital adjustments or indemnity claims in accordance with the purchase and escrow agreements. On December 5, 2008, the Company acquired a majority of Beijing Wabtec Huaxia Technology Company, Ltd. (“Huaxia”) for $5.6 million and invested $2.8 million for a minority interest in a joint venture in China. Huaxia and the China joint venture manufactures a variety of brake shoes, pads and friction linings for the freight car market in China. On October 27, 2008, the Company acquired certain assets related to the development, sale, service, and maintenance of software programs used in train management systems for $4.5 million. On June 30, 2008, the Company acquired 100% of the stock of Poli S.p.A. (Poli), a European based manufacturer of rail braking equipment including brake discs for high speed applications, as well as tread brake units and pneumatic brake valves that meet International Union of Railways (UIC) standards. Poli will primarily operate as a business of Wabtec’s Transit Group. The purchase price was €52.2 million (about $82.3 million USD), net of cash received, resulting in preliminary additional goodwill of $26.8 million, of which none will be deductible for tax purposes. Included in the purchase price is $11.8 million related to an escrow deposit, which may be released to the Company for indemnity claims, environmental claims or allocation of tax liabilities in accordance with the purchase and escrow agreements.

On June 8, 2007, the Company acquired 100% of the stock of Ricon Corporation (Ricon), a manufacturer of a variety of electro-mechanical wheelchair lifts and ramps and anti-graffiti windows. The purchase price was $73.6 million resulting in additional goodwill of $49.7 million, of which none will be deductible for tax purposes. Included in the purchase price of $73.6 million is $6.5 million related to an escrow deposit, which may be released to the Company for working capital adjustments or indemnity claims in accordance with the purchase and escrow agreements.

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

For the SCT, Poli and Ricon acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

	SCT	Poli	Ricon
In thousands	December 5, 2008	June 30, 2008	June 8, 2007
Current assets	$83,805	$21,757	$21,200
Property, plant & equipment	29,829	12,044	3,000
Goodwill and other intangible assets	214,262	63,198	71,300
Other assets	1,123	316	100

Total assets acquired	329,019	97,315	95,600
Total liabilities assumed	(26,117)	(15,052)	(22,000)

Net assets acquired	$302,902	$82,263	$73,600

The allocation of $21.6 million of acquired intangible assets for Ricon, exclusive of goodwill, $9.7 million was assigned to trade name, $9.3 million was assigned to customer relationships, $1.8 million was assigned to patents and $760,000 was assigned to customer backlog. The trade name is considered to have an indefinite useful life while the customer relationships and patents average useful life is 10 years. Of the preliminary allocation of $146.7 million of acquired intangible assets for SCT exclusive of goodwill, $25.1 million was assigned to trade name, $113.8 million was assigned to customer relationships, $1.2 million was assigned to patents, $1.1 million was assigned to customer backlog and $5.5 million was assigned to long term contracts. The trade name is considered to have an indefinite useful life while the customer relationships average useful life is 25 years and patents average useful life is 9 years. Of the preliminary allocation of $36.4 million of acquired intangible assets for Poli, exclusive of goodwill, $18.8 million was assigned to trade name, $16.8 million was assigned to customer relationships, $449,000 was assigned to patents and $312,000 was assigned to customer backlog. The trade name is considered to have an indefinite useful life while the customer relationships average useful life is 15 years and patents average useful life is 8 years.

The following unaudited pro forma financial information presents income statement results as if all the acquisitions listed above had occurred January 1, 2007:

	For the year ended December 31,
In thousands, except per share	2008	2007
Net sales	1,833,505	1,659,257
Gross profit (1)	493,965	452,371
Net income (1)	108,595	131,617
Diluted earnings per share
As reported	$2.67	$2.23
Pro forma	$2.22	$2.68

(1)	For the year ended December 31, 2008, gross profit and net income Include $48.5 million of expense for management incentive bonus recorded by SCT in conjunction with signing the purchase agreement.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the operating results of these businesses have been classified as discontinued operations for all years presented and are summarized as of December 31, as follows:

	For the year ended December 31,
In thousands	2008	2007	2006
Net sales	$—	$—	$2,600
Income (loss) before income taxes	(4)	314	(1,504)
Income tax benefit (expense)	1	(131)	(186)
Income (loss) from discontinued operations	$(3)	$183	$(1,690)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the year ended December 31,
In thousands	2008	2007	2006
Interest paid during the year	$11,449	$10,601	$10,713
Income taxes paid during the year, net of amount refunded	62,798	49,841	33,065
Business acquisitions:
Fair value of assets acquired	$447,406	$95,600	$119,000
Liabilities assumed	41,169	22,000	26,900

Cash paid	406,237	73,600	92,100
Less cash acquired	8,105	—	4,900

Net cash paid	$398,132	$73,600	$87,200

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. On February 20, 2008 the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program. The program qualifies under the Refinancing Credit Agreement or 2008 Refinancing Credit Agreement, as applicable, as well as the 6 7/8% Senior Notes currently outstanding.

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

During the first quarter of 2008, the Company repurchased 712,900 shares at an average price of $34.29 per share, exhausting the $50.0 million authorization made in 2006. During the second quarter of 2008, the Company repurchased 5,200 shares at an average price of $35.97 per share. No additional shares were repurchased during the third quarter of 2008. During the fourth quarter of 2008, the Company repurchased 599,800 shares at an average price of $35.22 per share. All purchases were on the open market.

5.	RESTRUCTURING AND IMPAIRMENT CHARGES

Wabtec downsized two of its Canadian plants, in Stoney Creek and Wallaceburg, by moving certain products to lower-cost facilities and outsourcing. For the years ended December 31, 2008, 2007 and 2006, Wabtec recorded charges of $4.6 million, $3.6 million and $6.8 million, respectively. For the year ended December 31, 2007, additional severance, pension, and asset impairment charges of $1.5 million were recorded related to other Canadian operations. All of these costs were paid as of December 31, 2008.

Total charges for restructuring and other expenses recorded to date have been $16.5 million, comprised of the $5.6 million for employee severance costs associated for approximately 400 salaried and hourly employees; $5.5 million of pension and postretirement benefit curtailment for those employees; $4.8 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of December 31, 2008, $3.9 million of this amount had been paid.

6.	INVENTORIES

The components of inventory, net of reserves, were:

	December 31,
In thousands	2008	2007
Raw materials	$95,270	$68,542
Work-in-process	89,474	71,282
Finished goods	79,414	36,153

Total inventories	$264,158	$175,977

7.	PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

	December 31,
In thousands	2008	2007
Machinery and equipment	$308,189	$305,254
Buildings and improvements	110,804	100,417
Land and improvements	9,194	9,346
Locomotive leased fleet	3,417	2,140

PP&E	431,604	417,157
Less: accumulated depreciation	(224,056)	(234,720)

Total	$207,548	$182,437

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Buildings and improvements	20 to 40
Machinery and equipment	3 to 15
Locomotive leased fleet	4 to 15

Depreciation expense was $24.7 million, $25.1 million, and $21.7 million for 2008, 2007 and 2006, respectively.

8.	INTANGIBLES

Goodwill and other intangible assets with indefinite lives are not amortized. Instead, they are subject to periodic assessments for impairment by applying a fair-value-based test. The fair value of these reporting units was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information.

Goodwill is $319.4 million and $232.6 million at December 31, 2008 and 2007, respectively. The change in the carrying amount of goodwill by segment for the year ended December 31, 2008 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2007	$114,829	$117,764	$232,593
Adjustment to preliminary purchase allocation	—	1,742	1,742
Acquisition	69,575	23,544	93,119
Foreign currency impact	(2,157)	(5,848)	(8,005)

Balance at December 31, 2008	$182,247	$137,202	$319,449

As of December 31, 2008 and 2007, the Company’s trademarks had a net carrying amount of $75.6 million and $34.5 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2008	2007
Patents and other, net of accumulated amortization of $28,294 and $25,620	$19,409	$8,702
Customer relationships, net of accumulated amortization of $3,399 and $1,320	141,739	15,450

Total	$161,148	$24,152

The weighted average useful lives of patents, customer relationships and intellectual property were 8 years, 14 years and 25 years respectively. Amortization expense for intangible assets was $5.0 million, $3.9 million, and $3.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2009	$10,129
2010	$8,466
2011	$8,397
2012	$8,306
2013	$8,125

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In thousands	2008	2007
6.875% senior notes, due 2013	$150,000	$150,000
Term Loan Facility	200,000	—
Revolving Credit Facility	36,000	—
Capital Leases	1,080	250

Total	387,080	150,250
Less—current portion	30,381	73

Long-term portion	$356,699	$150,177

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At December 31, 2008, the Company had available bank borrowing capacity, net of $57.3 million of letters of credit, of approximately $242.7 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the initial Alternate Rate margin is 175 basis points. At December 31, 2008 the weighted average interest rate on the Company’s variable rate debt was 3.32%.

The 2008 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2008 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to cash flow ratio of 3.25. The Company is in compliance with these measurements and covenants and expects that these measurements will not be any type of limiting factor in executing our operating activities.

Refinancing Credit Agreement

In January 2004, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “Refinancing Credit Agreement” provided a $175 million five-year revolving credit facility expiring in January 2009. In November 2005, the Company entered into an amendment to the Refinancing Credit Agreement which extended the expiration of the agreement. The Company entered into another amendment to its Refinancing Credit Agreement in February 2007 which permitted the Company to complete any acquisitions without prior approval of the bank consortium as long as certain financial parameters and ratios are met. Refinancing Credit Agreement variable interest rates were indexed to certain indices. The Company may have elected a base interest rate or an interest rate based on the LIBOR. The base interest rate was the greater of LaSalle Bank National Association’s prime rate or the federal funds effective rate plus 0.5% per annum. The LIBOR rate was based on LIBOR plus a margin that ranges from 62.5 to 175 basis points depending on the Company’s consolidated total indebtedness to cash flow ratios. The margin was 62.5 basis points.

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

Capital Leases

Capital leases were acquired in the Poli, Standard Car Truck and Ricon acquisitions.

Scheduled principal repayments of debt and capital lease balances as of December 31, 2008 are as follows:

2009	$30,381
2010	32,732
2011	40,216
2012	40,053
2013	243,530
Future years	168

Total	$387,080

10.	EMPLOYEE BENEFIT PLANS

The Company sponsors various defined benefit plans including pension and post retirement benefits as disclosed below. Effective January 1, 2008, the Company early-adopted the measurement date (the date at which plan assets and the benefit obligation are measured) provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). Under SFAS 158, the measurement date is required to be the Company’s fiscal year-end. The Company’s U.K. defined benefit pension plan previously used an October 31 measurement date. All plans are now measured as of December 31, consistent with the Company’s fiscal year-end. The non-cash effect of the adoption of the measurement date provisions of SFAS 158 at January 1, 2008 decreased retained earnings by $66,000, net of tax. There was no effect on the results of operations.

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German, and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

The Company uses a December 31 measurement date for the U.S., Canadian, German and U.K. plans. The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

Obligations and Funded Status

	U.S.		International
In thousands	2008	2007	2008	2007
Change in projected benefit obligation
Obligation at beginning of year	$(45,555)	$(48,406)	$(142,188)	$(129,494)
Service cost	(278)	(320)	(3,299)	(3,638)
Interest cost	(2,763)	(2,710)	(7,438)	(6,992)
Employee contributions	—	—	(609)	(643)
Plan curtailments	—	—	(2,473)	(1,118)
Special termination benefits	—	—	—	(79)
Benefits paid	3,763	4,069	11,085	6,380
Expenses paid	—	—	713	351
Premiums paid	—	—	243	190
Acquisitions	(1,100)	—	—	—
Adjustments due to the adoption of FAS 158 measurement date provisions	—	—	(559)	—
Actuarial (loss) gain	(475)	1,812	16,655	6,498
Effect of currency rate changes	—	—	27,687	(13,643)

Obligation at end of year	$(46,408)	$(45,555)	$(100,183)	$(142,188)

Change in plan assets
Fair value of plan assets at beginning of year	$43,444	$39,188	$126,276	$105,784
Actual return on plan assets	(9,213)	2,425	(21,435)	5,821
Employer contributions	1,000	5,900	9,649	8,842
Employee contributions	—	—	609	643
Benefits paid	(3,763)	(4,069)	(11,085)	(6,380)
Expenses paid	—	—	(713)	(351)
Premiums paid	—	—	(243)	(190)
Acquisitions	696	—	—	—
Effect of currency rate changes	—	—	(24,102)	12,107

Fair value of plan assets at end of year	$32,164	$43,444	$78,843	$126,276

Funded status
Fair value of plan assets	$32,164	$43,444	$78,843	$126,276
Benefit obligations	(46,408)	(45,555)	(100,183)	(142,188)
Post-measurement date contributions and distributions	—	—	—	179

Funded Status	$(14,244)	$(2,111)	$(21,340)	$(15,733)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—	$2,405	$2,240
Current liabilities	—	—	(314)	(333)
Noncurrent liabilities	(14,244)	(2,111)	(23,431)	(17,640)

Net amount recognized	$(14,244)	$(2,111)	$(21,340)	$(15,733)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$(1,731)	$(2,662)
Prior service costs	(317)	(376)	(1,511)	(2,673)
Net actuarial loss	(30,925)	(19,141)	(23,932)	(19,333)

Net amount recognized	$(31,242)	$(19,517)	$(27,174)	$(24,668)

The aggregate accumulated benefit obligation for the U.S. pension plans was $45.9 million and $45.1 million as of December 31, 2008 and 2007, respectively. The aggregate accumulated benefit obligation for the international pension plans was $90.9 million and $129.4 million as of December 31, 2008 and 2007, respectively.

	U.S.		International
In thousands	2008	2007	2008	2007
Information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$(46,408)	$(45,555)	$(82,306)	$(11,257)
Accumulated benefit obligation	(45,899)	(45,091)	(74,764)	(9,998)
Fair value of plan assets	32,164	43,444	58,606	—
Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$(46,408)	$(45,555)	$(88,740)	$(90,783)
Fair value of plan assets	32,164	43,444	64,995	72,631

Components of Net Periodic Benefit Costs

	U.S.			International
In thousands	2008	2007	2006	2008	2007	2006
Service cost	$278	$320	$354	$3,299	$3,638	$3,658
Interest cost	2,763	2,710	2,675	7,438	6,992	5,645
Expected return on plan assets	(3,325)	(3,237)	(2,912)	(8,344)	(7,685)	(5,889)
Amortization of initial net obligation	—	—	—	250	268	247
Amortization of prior service cost	59	59	59	351	463	640
Amortization of net loss	1,229	1,507	1,575	868	892	1,209
Curtailment loss recognized	—	—	—	2,869	2,546	1,368
Settlement loss recognized	—	—	—	1,943	306	71
Special termination benefit recognized	—	—	—	—	79	—

Net periodic benefit cost	$1,004	$1,359	$1,751	$8,674	$7,499	$6,949

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2008 are as follows:

In thousands	U.S.	International
Net loss arising during the year	$(13,013)	$(13,718)
Effect of exchange rates	—	7,359
Amortization, settlement, or curtailment recognition of net transition obligation	—	250
Amortization or curtailment recognition of prior service cost	59	792
Amortization or settlement recognition of net loss	1,229	2,811

Total recognized in other comprehensive (loss) income	$(11,725)	$(2,506)

Total recognized in net periodic benefit cost and other comprehensive income	$(12,729)	$(11,180)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International
	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	6.35%	5.80%	6.69%	5.61%	5.14%
Expected return on plan assets	8.00%	8.00%	8.00%	7.15%	6.70%	6.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.47%	3.83%	3.62%

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

As of December 31, 2008 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2009.

In thousands	U.S.	International
Net transition obligation	$—	$197
Prior service cost	59	267
Net loss	1,505	1,509

	$1,564	$1,973

Pension Plan Assets

The composition of all plan assets consists primarily of equities, corporate bonds, governmental notes and temporary investments. This Plan’s target and actual asset allocations at the respective measurement dates for 2008 and 2007 by asset category are as follows:

	U.S.			International
	Target	2008	2007	Target	2008	2007
Equity securities	60%	58%	59%	52% - 74%	56%	58%
Debt securities	40%	39%	40%	27% - 42%	41%	40%
Other, including cash equivalents	0%	3%	1%	0% - 7%	3%	2%

	100%	100%	100%	100%	100%	100%

Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Pursuant to the Investment Policy for the U.S., the investment strategy is to use passive index funds managed by the Bank of New York. The Company is evaluating allocation policies for its international plans. Rebalancing of the asset allocation occurs on a quarterly basis.

Cash Flows

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements. The Company does not expect to contribute to the U.S. plans and expects to contribute $9.1 million to the international plans during 2009.

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2009	$3,694	$6,863
2010	3,699	7,082
2011	3,660	7,256
2012	3,785	5,106
2013	3,761	5,221
2014 through 2018	18,462	29,660

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

Obligations and Funded Status

	U.S.		International
In thousands	2008	2007	2008	2007
Change in projected benefit obligation
Obligation at beginning of year	$(32,472)	$(37,872)	$(3,940)	$(6,800)
Service cost	(242)	(228)	(50)	(124)
Interest cost	(2,005)	(2,048)	(203)	(271)
Plan amendments	—	—	—	3,058
Plan curtailments	—	—	41	568
Special termination benefits	—	—	(31)	—
Benefits paid	1,774	1,966	194	208
Acquisitions	—	—	—	377
Actuarial gain (loss)	1,717	5,710	499	(48)
Effect of currency rate changes	—	—	700	(908)

Obligation at end of year	$(31,228)	$(32,472)	$(2,790)	$(3,940)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	1,774	1,966	194	208
Benefits paid	(1,774)	(1,966)	(194)	(208)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status
Fair value of plan assets	$—	$—	$—	$—
Benefit obligations	(31,228)	(32,472)	(2,790)	(3,940)

Funded status	$(31,228)	$(32,472)	$(2,790)	$(3,940)

	U.S.		International
In thousands	2008	2007	2008	2007
Amounts recognized in the statement of financial position consist of:
Current liabilities	$(2,142)	$(2,389)	$(206)	$(235)
Noncurrent liabilities	(29,086)	(30,083)	(2,584)	(3,705)

Net amount recognized	$(31,228)	$(32,472)	$(2,790)	$(3,940)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$(14)	$(47)
Prior service credit	18,194	20,614	926	2,715
Net actuarial loss (gain)	(27,531)	(30,905)	334	(91)

Net amount recognized	$(9,337)	$(10,291)	$1,246	$2,577

Components of Net Periodic Benefit Cost

	U.S.			International
In thousands	2008	2007	2006	2008	2007	2006
Service cost	$242	$228	$434	$50	$124	$256
Interest cost	2,005	2,048	2,247	203	271	377
Amortization of initial net obligation	—	—	—	27	52	284
Amortization of prior service credit	(2,420)	(2,420)	(2,397)	(336)	(217)	—
Amortization of net loss (gain)	1,657	1,771	2,185	(9)	(6)	24
Curtailment loss (gain) recognized	—	—	—	(1,167)	(513)	826
Special termination benefit recognized	—	—	—	31	—	—

Net periodic benefit cost	$1,484	$1,627	$2,469	$(1,201)	$(289)	$1,767

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2008 are as follows:

In thousands	U.S.	International
Net gain arising during the year	$1,717	$499
Effect of exchange rates	—	(368)
Amortization, settlement, or curtailment recognition of net transition obligation	—	27
Amortization or curtailment recognition of prior service cost	(2,420)	(1,480)
Amortization or settlement recognition of net loss (gain)	1,657	(9)

Total recognized in other comprehensive income (loss)	$954	$(1,331)

Total recognized in net periodic benefit cost and other comprehensive loss	$(530)	$(130)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds.

	U.S.			International
	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	6.35%	5.80%	7.50%	5.50%	5.25%

As of December 31, 2008 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2009.

In thousands	U.S.	International
Net transition obligation	$—	$14
Prior service credit	(2,420)	(189)
Net loss	1,536	(57)

	$(884)	$(232)

The assumed health care cost trend rate for the U.S. plans grades from an initial rate of 8.0% to an ultimate rate of 4.5% by 2027 and for international plans from 9.5% to 4.5% by 2028. A 1% increase in the assumed health care cost trend rate will increase the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $306,000 and $22,000, respectively, for 2009, and increase the service and interest cost components of the accumulated postretirement benefit obligation by approximately $4.0 million and $255,000, respectively. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $250,000 and $25,000, respectively, for 2009, and decrease the accumulated postretirement benefit obligation by approximately $3.3 million and $223,000, respectively.

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2009	$2,142	$206
2010	2,060	218
2011	2,028	227
2012	1,898	229
2013	1,899	233
2014 through 2018	10,408	1,366

Defined Contribution Plans

The Company also participates in certain defined contribution plans and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended December 31,
In thousands	2008	2007	2006
Multi-employer pension and health & welfare plans	$1,356	$1,290	$1,219
401(k) savings and other defined contribution plans	8,315	7,742	6,531

Total	$9,671	$9,032	$7,750

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2008 and 2007, the plan held on behalf of its participants about 484,000 shares with a market value of $19.2 million, and 509,000 shares with a market value of $17.5 million, respectively.

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

	For the year ended December 31,
In thousands	2008	2007	2006
Domestic	$145,791	$133,428	$98,675
Foreign	58,509	39,026	27,882

Income from continuing operations	$204,300	$172,454	$126,557

No provision has been made for U.S., state, or additional foreign taxes related to undistributed earnings of $89.9 million of foreign subsidiaries which have been or are intended to be permanently re-invested.

The consolidated provision for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2008	2007	2006
Current taxes
Federal	$44,651	$46,144	$25,787
State	5,505	5,265	1,951
Foreign	18,719	14,067	8,386

	$68,875	$65,476	$36,124
Deferred taxes
Federal	6,309	1,222	8,201
State	1,371	957	(2,651)
Foreign	(2,810)	(4,457)	(1,425)

	4,870	(2,278)	4,125

Total provision	$73,745	$63,198	$40,249

The consolidated income tax provision is included in the Statement of Income as follows:

	For the year ended December 31,
In thousands	2008	2007	2006
Continuing operations	$73,746	$63,067	$40,063
Income (loss) from discontinued operations	(1)	131	186

Total provision	$73,745	$63,198	$40,249

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on continuing operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2008	2007	2006
U. S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.5	2.6	2.1
Adjustment to prior year matters	—	0.6	(0.9)
Tax reserves	0.5	1.7	—
Change in valuation allowance	—	(1.8)	(4.2)
Deferred rate/balance adjustment	—	0.5	1.2
Foreign	(1.0)	(0.8)	(1.1)
Research and development credit	(1.0)	(2.0)	(0.5)
Other, net	0.1	0.8	0.1

Effective rate	36.1%	36.6%	31.7%

The effective income tax rate for 2008 includes a net tax benefit of approximately $1.0 million which is due primarily to the expiration of statutory review periods and current examinations in various tax jurisdictions.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes. These deferred income taxes will be recognized as future tax benefits or costs when the temporary differences reverse.

Components of deferred tax assets and liabilities were as follows:

	December 31,
In thousands	2008	2007
Deferred income tax assets:
Accrued expenses and reserves	$9,110	$7,057
Warranty reserve	9,077	5,940
Deferred comp/employee benefits	5,812	6,748
Pension and postretirement obligations	22,978	17,950
Inventory	5,558	4,228
State net operating loss	3,555	4,654
Foreign net operating loss	1,638	1,629
Tax credit carry forwards	1,706	1,118
Other	2,582	276

Gross deferred income tax assets	62,016	49,600
Valuation allowance	(138)	(475)

Total deferred income tax assets	61,878	49,125
Deferred income tax liabilities:
Property, plant & equipment	18,114	18,158
Intangibles	24,449	11,719

Total deferred income tax liabilities	42,563	29,877

Net deferred income tax asset	$19,315	$19,248

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. State and foreign net operating loss carryforwards exist in the amount of $88.7 million and $6.0 million, respectively, and are set to expire in various periods from 2010 to 2029.

Federal tax credits of approximately $1.9 million related to Research and Experimentation credits and Foreign tax credits have been fully utilized in 2008. State tax credits of approximately $798,000 are available and consist of various Machinery & Equipment, Research and Experimentation, and Jobs related credits.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes.

As of January 1, 2008, the liability for income taxes associated with uncertain tax positions was $17.2 million, of which $10.6 million, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2008, the liability for income taxes associated with uncertain tax positions was $17.1 million, of which $10.1 million, if recognized, would favorably affect the Company’s effective income tax rate. A reconciliation of the beginning and ending amount of the liability for income taxes associated with uncertain tax positions follows:

In thousands	2008	2007
Gross liability for uncertain tax positions at beginning of year	$17,203	$13,530
Gross increases—uncertain tax positions in prior periods	—	3,416
Gross decreases—uncertain tax positions in prior periods	—	(360)
Gross increases—current period uncertain tax positions	2,614	1,320
Gross decreases—audit settlements paid during year	(597)	(301)
Gross decreases—expiration of audit statute of limitations	(2,118)	(402)

Gross liability for uncertain tax positions at end of year	$17,102	$17,203

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2008, the Company accrued interest and penalties of approximately $3.3 million and $1.8 million, respectively, related to uncertain tax positions The total interest and penalties accrued as of December 31, 2008 are approximately $4.4 million and $2.4 million, respectively.

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

12.	EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

	For the year ended December 31,
In thousands, except per share	2008	2007	2006
Basic
Income from continuing operations applicable to common shareholders	$130,554	$109,387	$86,494
Divided by:
Weighted average shares outstanding	48,232	48,530	48,322
Basic earnings from continuing operations per share	$2.71	$2.25	$1.79

Diluted
Income from continuing operations applicable to common shareholders	$130,554	$109,387	$86,494
Divided by the sum of:
Weighted average shares outstanding	48,232	48,530	48,322
Assumed conversion of dilutive stock-based compensation plans	615	611	786

Diluted shares outstanding	48,847	49,141	49,108
Diluted earnings from continuing operations per share	$2.67	$2.23	$1.76

Options to purchase approximately 12,200, 4,400, and 4,400 shares of Common Stock were outstanding in 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

13.	STOCK-BASED COMPENSATION PLANS

As of December 31, 2008, the Company maintains employee stock-based compensation plans for stock options, non-vested restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The 2000 Plan was amended effective February 16, 2006 to increase the maximum shares then available for future grants under the existing plan of 719,512 by 2,000,000 shares. As of December 31, 2008, shares available for future grants under the 2000 Plan is 1,572,469 shares. No awards may be made under the 2000 Plan subsequent to January 31, 2016. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

Stock-based compensation expense was $10.5 million, $11.2 million and $9.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recognized associated tax benefits related to the stock-based compensation plans of $3.3 million, $3.6 million and $3.4 million for the respective periods. Included in the stock-based compensation expense for 2008 above is $1.0 million of expense related to stock options, $3.2 million related to non-vested restricted stock, $5.7 million related to incentive stock awards, and $603,000 million related to awards issued for directors’ fees. At December 31, 2008, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock awards expected to vest totaled $11.4 million and will be recognized over a weighted average period of 1.5 years.

Stock Options Under the 2000 Plan, stock options are granted to eligible employees at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Generally, the options become exercisable over a three or four year vesting period and expire ten years from the date of grant.

The Directors Plan, as amended, authorizes a total of 500,000 shares of Common Stock to be issued. Generally, options issued under the plan become exercisable over a three-year vesting period and expire ten years from the date of grant. In addition, as compensation for directors’ fees, a total of 13,500 shares have been awarded to non-employee directors for the year ended December 31, 2008, 12,000 shares for the year ended December 31, 2007, and 10,500 shares for the year ended December 31, 2006. No awards may be made under the plan subsequent to October 31, 2016. The total number of shares issued under the plan as of December 31, 2008 was 312,500 shares.

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the years ended December 31:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2005	2,204,065	$13.98	5.9	$28,322
Granted	39,500	27.38		117
Exercised	(846,074)	15.29		(12,729)
Canceled	(21,837)	16.48		(303)

Outstanding at December 31, 2006	1,375,654	$13.52	5.8	$23,198
Granted	38,000	32.01		92
Exercised	(386,658)	12.11		(8,636)
Canceled	(17,502)	21.98		(218)

Outstanding at December 31, 2007	1,009,494	$14.61	5.2	$20,022
Granted	269,500	35.93		1,029
Exercised	(207,000)	13.48		(5,437)
Canceled	(17,750)	20.37		(344)

Outstanding at December 31, 2008	1,054,244	$20.16	5.5	$20,655

Exercisable at December 31, 2008	753,069	$14.10	4.2	$19,317

Options outstanding at December 31, 2008 were as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Currently Exercisable	Weighted Average Exercise Price of Options Currently Exercisable
Under $13.00	436,297	$11.22	3.3	436,297	$11.22
13.00 – 20.00	259,324	16.34	5.4	259,324	16.34
20.00 – 25.00	26,449	21.72	4.7	26,449	21.72
25.00 – 30.00	54,174	28.84	7.2	27,667	28.49
Over 30.00	278,000	35.91	9.1	3,332	36.82

	1,054,244	$20.16		753,069	$14.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2008	2007	2006
Dividend yield	.3%	.3%	.3%
Risk-free interest rate	3.5%	4.7%	4.2%
Stock price volatility	33.9	40.7	43.3
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the year	$12.24	$11.94	$11.38

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

Non-Vested Restricted Stock and Incentive Stock Awards Under the 2000 Plan, eligible employees are granted non-vested restricted stock that generally vest over three or four years from the date of grant. In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the maximum number of shares that may ultimately vest. As of December 31, 2008, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

The following table summarizes the non-vested restricted stock and incentive stock awards activity and related information for the years ended December 31:

	Non-Vested Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	—	518,666	$16.33
Granted	200,500	187,000	34.06
Vested	—	—	—
Canceled	(3,000)	(4,000)	23.16

Outstanding at December 31, 2006	197,500	701,666	$23.63
Granted	129,000	244,000	34.08
Vested	(22,500)	(210,843)	17.97
Canceled	(2,500)	(40,774)	21.37

Outstanding at December 31, 2007	301,500	694,049	$29.65
Granted	79,000	301,000	35.50
Vested	(83,708)	(243,913)	20.56
Canceled	(17,000)	(51,470)	27.30

Outstanding at December 31, 2008	279,792	699,666	$35.12

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

14.	OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss) were:

	December 31,
In thousands	2008	2007
Foreign currency translation (loss) gain	$(19,140)	$40,582
Unrealized gain on foreign exchange contracts, net of tax of $14 and $(—)	26	—
Pension benefit plans and post retirement benefit plans, net of tax of $(25,081) and $(20,588)	(41,426)	(31,311)

Total accumulated other comprehensive (loss) income	$(60,540)	$9,271

15.	OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.

The Company has sold remanufactured locomotives to various financial institutions and leased them back under operating leases with terms from five to 20 years.

Total net rental expense charged to operations in 2008, 2007, and 2006 was $8.1 million, $7.5 million and $6.8 million respectively. Certain of the Company’s equipment rental obligations under operating leases pertain to locomotives, which are subleased to customers under both short-term and long-term agreements. The amounts above are shown net of sublease rentals of $1.6 million, $1.5 million and $1.9 million for the years 2008, 2007 and 2006, respectively.

Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

In thousands	Real Estate	Equipment	Sublease Rentals	Total
2009	$7,654	$1,408	$1,426	$7,636
2010	6,841	721	—	7,562
2011	5,974	479	—	6,543
2012	4,695	287	—	4,982
2013	4,209	174	—	4,383
2014 and after	5,648	23	—	5,671

16.	WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended December 31,
In thousands	2008	2007
Balance at beginning of period	$22,314	$17,399
Warranty expense	17,085	10,441
Acquisitions	3,896	5,293
Warranty payments	(12,619)	(10,819)

Balance at end of period	$30,676	$22,314

17.	PREFERRED STOCK

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2008 and 2007 there was no preferred stock issued or outstanding.

18.	FAIR VALUE MEASUREMENT

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

	Total Carrying Value at December 31, 2008	Fair Value Measurements at December 31, 2008 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$41	$—	$41	$—

Total	$41	$—	$41	$—

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

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Over the last four years, the overall number of new claims filed has significantly decreased as compared to the previous four year period; however, the resolution of these new claims, and all previously filed claims, may take a significant period of time. Most of these claims have been made against our wholly owned subsidiary, Railroad Friction Products Corporation (RFPC), and are based on a product sold by RFPC prior to the time that the Company acquired any interest in RFPC.

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

The Company is subject to a RCRA Part B Closure Permit (“the Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Inc. (Boise, Idaho) facility. In compliance with the Permit, the Company has completed an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. An additional $970,000 was accrued in 2004 based on our refined estimates of ongoing monitoring costs. The Company reevaluated the reserve and reversed $280,000 to earnings in 2005. In total, the Company has accrued approximately $755,000 at December 31, 2008, the estimated remaining costs for remediation and monitoring. The Company was in compliance with the Permit at December 31, 2008.

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

Prior to the Company’s acquisition of Young Radiator, Young agreed to clean up alleged contamination on a prior production site in Mattoon, Illinois. The Company has completed the remediation of the site under the state’s voluntary cleanup program and has obtained closure certification for the site from the State of Illinois.

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

The Company has other contingent obligations relating to certain sales leaseback transactions, for locomotives that were assumed in connection with the MotivePower merger in 1999, for which reserves of $677,000 remain as of December 31, 2008.

On October 18, 2007, Faiveley Transport Malmo AB filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. The components at issue are limited in number and primarily used in the transit industry. On that same day, Faiveley also filed a related proceeding against the Company in the United States District Court for the Southern District of New York (“Federal Court”), requesting a preliminary injunction in aid of the arbitration. In both forums, Faiveley seeks to prevent the Company from manufacturing and selling the subject components until the arbitration panel decides Faiveley’s claim. In the arbitration, Faiveley also seeks monetary damages. The Company’s motion and subsequent appeal to initially dismiss the Federal Court action on jurisdictional grounds was denied on May 2, 2008. During the week of July 28, 2008, the Federal Court conducted a hearing on Faiveley’s injunction request. On August 22, 2008 the Federal Court issued an order denying in part and granting in part Faiveley’s injunction request. Under the order, Wabtec is permitted to perform under all contracts entered into prior to August 22, 2008, including a New York City Transit contract that was the parties main focus during the hearing. However, Wabtec is not permitted to enter into any future contracts for the supply of one of the products at issue, or its components, until the international arbitrators decide the merits of the dispute. Wabtec requested, and was granted, an expedited appeal on the merits of the Federal Court action; that appeal was argued on February 9, 2009. On October 1, 2008 in a filing before the international arbitration panel, Faiveley alleged $128 million in damages. The Company believes that this claim is grossly overstated, is not supported by the facts or circumstances surrounding the case, and is frivolous in most respects. On February 11, 2009, the international arbitration panel completed the first part of a hearing on the underlying breach of contract and trade secret issues. The panel will conduct the second part of the hearing in April, 2009. The Company denies Faiveley’s allegations and does not believe that it has any material legal liability in this matter; it will vigorously contest both proceedings.

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

Segment financial information for 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$773,523	$801,226	—	$1,574,749
Intersegment sales/(elimination)	22,558	2,615	(25,173)	—

Total sales	$796,081	$803,841	$(25,173)	$1,574,749

Income (loss) from operations	$133,463	$98,792	$(19,739)	$212,516
Interest expense and other	—	—	(8,216)	(8,216)

Income (loss) from continuing operations before income taxes	$133,463	$98,792	$(27,955)	$204,300

Depreciation and amortization	16,206	12,916	704	29,826
Capital expenditures	12,178	7,164	373	19,715
Segment assets	1,055,621	883,440	(431,541)	1,507,520

Segment financial information for 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$734,173	$625,915	—	$1,360,088
Intersegment sales/(elimination)	17,720	936	(18,656)	—

Total sales	$751,893	$626,851	$(18,656)	$1,360,088

Income (loss) from operations	$126,530	$69,004	$(15,793)	$179,741
Interest expense and other	—	—	(7,287)	(7,287)

Income (loss) from continuing operations before income taxes	$126,530	$69,004	$(23,080)	$172,454

Depreciation and amortization	15,930	12,113	1,097	29,140
Capital expenditures	12,364	7,259	796	20,419
Segment assets	692,714	587,792	(121,804)	1,158,702

Segment financial information for 2006 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$703,353	$378,267	—	$1,087,620
Intersegment sales/(elimination)	14,451	628	(15,079)	—

Total sales	$723,804	$378,895	$(15,079)	$1,087,620

Income (loss) from operations	$109,787	$32,495	$(12,722)	$130,151
Interest expense and other	—	—	(3,003)	(3,594)

Income (loss) from continuing operations before income taxes	$109,787	$32,495	$(15,725)	$126,557

Depreciation and amortization	16,445	7,562	1,887	25,304
Capital expenditures	15,389	4,779	774	20,942
Segment assets	606,286	352,108	14,448	972,842

The following geographic area data as of and for the years ended December 31, 2008, 2007 and 2006, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2008	2007	2006	2008	2007	2006
United States	$930,160	$822,706	$717,536	$130,890	$104,660	$103,262
Canada	136,282	158,312	114,309	14,694	21,063	24,035
Mexico	55,150	35,455	19,386	6,012	5,229	5,748
United Kingdom	179,861	153,702	98,062	5,935	6,857	6,527
Australia	72,037	43,267	44,329	4,529	6,105	4,512
Germany	32,348	24,474	7,724	15,663	18,329	15,089
Other international	168,911	122,172	86,274	29,825	20,194	19,136

Total	$1,574,749	$1,360,088	$1,087,620	$207,548	$182,437	$178,309

Export sales from the Company’s United States operations were $261.8 million, $239.7 million and $134.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Sales by product is as follows:

In thousands	2008	2007	2006
Brake Products	$545,528	$466,871	$393,699
Freight Electronics & Specialty Products	393,288	358,140	336,158
Remanufacturing, Overhaul & Build	338,354	328,785	218,969
Other Transit Products	223,419	151,415	106,317
Other	74,160	54,877	32,477

Total Sales	$1,574,749	$1,360,088	$1,087,620

21.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	2008		2007
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Foreign exchange contracts	41	41	315	315
6.875% senior notes	150,000	129,000	150,000	147,750

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

Balance Sheet for December 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$37,941	$4,272	$99,592	$—	$141,805
Accounts receivable	396	180,990	92,174	—	273,560
Inventories	—	186,761	77,397	—	264,158
Other current assets	36,300	4,397	5,129	—	45,826

Total current assets	74,637	376,420	274,292	—	725,349
Property, plant and equipment, net	1,598	129,092	76,858	—	207,548
Goodwill	7,980	219,062	92,407	—	319,449
Investment in Subsidiaries	1,794,010	323,131	290,783	(2,407,924)	—
Other intangibles, net	561	194,841	41,338	—	236,740
Other long term assets	(2,139)	650	19,923	—	18,434

Total assets	$1,876,647	$1,243,196	$795,601	$(2,407,924)	$1,507,520

Current liabilities	$36,418	$248,245	$103,388	$—	$388,051
Intercompany	776,708	(856,059)	79,351	—	—
Long-term debt	356,000	394	305	—	356,699
Other long term liabilities	62,152	22,590	32,659	—	117,399

Total liabilities	1,231,278	(584,830)	215,703	—	862,149
Stockholders’ equity	645,371	1,828,026	579,898	(2,407,924)	645,371

Total Liabilities and Stockholders’ Equity	$1,876,647	$1,243,196	$795,601	$(2,407,924)	$1,507,520

Balance Sheet for December 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$82,911	$10,004	$141,774	$—	$234,689
Accounts receivable	135	150,662	71,438	—	222,235
Inventories	—	108,958	67,019	—	175,977
Other current assets	24,703	3,530	4,633	—	32,866

Total current assets	107,749	273,154	284,864	—	665,767
Property, plant and equipment, net	2,493	100,806	79,138	—	182,437
Goodwill	7,980	151,297	73,316	—	232,593
Investment in Subsidiaries	1,311,343	223,145	59,850	(1,594,338)	—
Other intangibles, net	1,354	46,602	10,717	—	58,673
Other long term assets	(1,526)	693	20,065	—	19,232

Total assets	$1,429,393	$795,697	$527,950	$(1,594,338)	$1,158,702

Current liabilities	$1,576	$203,938	$89,721	$—	$295,235
Intercompany	608,282	(644,920)	36,638	—	—
Long-term debt	150,000	177	—	—	150,177
Other long term liabilities	52,267	13,445	30,310	—	96,022

Total liabilities	812,125	(427,360)	156,669	—	541,434
Stockholders’ equity	617,268	1,223,057	371,281	(1,594,338)	617,268

Total Liabilities and Stockholders’ Equity	$1,429,393	$795,697	$527,950	$(1,594,338)	$1,158,702

Income Statement for the Year Ended December 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,154,546	$527,908	$(107,705)	$1,574,749
Cost of sales	(163)	(763,456)	(440,910)	56,966	(1,147,563)

Gross profit (loss)	(163)	391,090	86,998	(50,739)	427,186
Total operating expenses	(54,166)	(110,855)	(49,649)	—	(214,670)

(Expense) income from operations	(54,329)	280,235	37,349	(50,739)	212,516
Interest (expense) income, net	(20,620)	8,432	3,680	—	(8,508)
Other (expense) income, net	43	5,051	(4,802)	—	292
Equity earnings (loss)	249,331	35,127	—	(284,458)	—

Pretax income (loss)	174,425	328,845	36,227	(335,197)	204,300
Income tax expense	(43,874)	(12,543)	(17,329)	—	(73,746)

Income (loss) from continuing operations	130,551	316,302	18,898	(335,197)	130,554
Income (loss) from discontinued operations (net of tax)	—	—	(3)	—	(3)

Net income (loss)	$130,551	$316,302	$18,895	$(335,197)	$130,551

Income Statement for the Year Ended December 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,022,827	$453,607	$(116,346)	$1,360,088
Cost of sales	4,331	(697,322)	(377,243)	79,765	(990,469)

Gross profit (loss)	4,331	325,505	76,364	(36,581)	369,619
Total operating expenses	(49,977)	(94,089)	(45,812)	—	(189,878)

(Expense) income from operations	(45,646)	231,416	30,552	(36,581)	179,741
Interest (expense) income, net	(19,862)	12,497	3,728	—	(3,637)
Other (expense) income, net	(997)	2,302	(4,955)	—	(3,650)
Equity earnings (loss)	211,117	20,452	—	(231,569)	—

Pretax income (loss)	144,612	266,667	29,325	(268,150)	172,454
Income tax expense	(35,712)	(14,800)	(12,555)	—	(63,067)

Income (loss) from continuing operations	108,900	251,867	16,770	(268,150)	109,387
Income (loss) from discontinued operations (net of tax)	670	(215)	(272)	—	183

Net income (loss)	$109,570	$251,652	$16,498	$(268,150)	$109,570

Income Statement for the Year Ended December 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$846,600	$360,332	$(119,312)	$1,087,620
Cost of sales	3,435	(597,558)	(293,961)	97,241	(790,843)

Gross profit (loss)	3,435	249,042	66,371	(22,071)	296,777
Total operating expenses	(45,660)	(83,859)	(37,107)	—	(166,626)

(Expense) income from operations	(42,225)	165,183	29,264	(22,071)	130,151
Interest (expense) income, net	(16,993)	12,377	2,439	—	(2,177)
Other income (expense), net	(1,695)	7,821	(7,543)	—	(1,417)
Equity earnings (loss)	155,103	5,848	—	(160,951)	—

Pretax income (loss)	94,190	191,229	24,160	(183,022)	126,557
Income tax expense	(9,712)	(19,720)	(10,631)	—	(40,063)

Income (loss) from continuing operations	84,478	171,509	13,529	(183,022)	86,494
Loss from discontinued operations (net of tax)	326	(317)	(1,699)	—	(1,690)

Net income (loss)	$84,804	$171,192	$11,830	$(183,022)	$84,804

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Year Ended December 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(214,862)	$630,461	$79,012	$(335,197)	$159,384
Net cash used in investing activities	(362)	(319,198)	(97,881)	—	(417,441)
Net cash provided by (used in) financing activities	170,254	(316,965)	1,225	335,197	189,711
Effect of changes in currency exchange rates	—	—	(24,538)	—	(24,538)

Decrease in cash	(44,970)	(5,732)	(42,182)	—	(92,884)
Cash, beginning of period	82,911	10,004	141,774	—	234,689

Cash, end of period	$37,941	$4,272	$99,592	$—	$141,805

Condensed Statement of Cash Flows for the Year Ended December 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(10,198)	$344,649	$76,208	$(268,150)	$142,509
Net cash used in investing activities	(796)	(82,105)	(10,635)	—	(93,536)
Net cash (used in) provided by financing activities	(12,328)	(252,309)	(16,498)	268,150	(12,985)
Effect of changes in currency exchange rates	—	—	10,722	—	10,722

Increase (decrease) in cash	(23,322)	10,235	59,797	—	46,710
Cash, beginning of period	106,233	(231)	81,977	—	187,979

Cash, end of period	$82,911	$10,004	$141,774	$—	$234,689

Condensed Statement of Cash Flows for the Year Ended December 31, 2006:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$20,915	$222,670	$90,464	$(183,022)	$151,027
Net cash used in investing activities	(774)	(48,951)	(55,037)	—	(104,762)
Net cash provided by (used in) financing activities	(1,807)	(171,192)	(11,830)	183,022	(1,807)
Effect of changes in currency exchange rates	—	—	2,156	—	2,156

Increase (decrease) in cash	18,334	2,527	25,753	—	46,614
Cash, beginning of period	87,899	(2,758)	56,224	—	141,365

Cash, end of period	$106,233	$(231)	$81,977	$—	$187,979

23.	OTHER INCOME (EXPENSE)

The components of other expense are as follows:

	For the year ended December 31,
In thousands	2008	2007	2006
Foreign currency loss	$(399)	$(3,190)	$(1,127)
Other miscellaneous income (expense)	691	(460)	(290)

Total other income (expense)	$292	$(3,650)	$(1,417)

24.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$383,327	$390,194	$396,017	$405,211
Gross profit	105,215	108,501	107,674	105,796
Income from operations	53,886	55,922	52,454	50,254
Income from continuing operations	32,513	33,762	33,170	31,109
(Loss) income from discontinued operations (net of tax)	(3)	—	—	—
Net income	32,510	33,762	33,170	31,109
Basic earnings from continuing operations per common share	$0.67	$0.70	$0.69	$0.65
Diluted earnings from continuing operations per common share	$0.66	$0.69	$0.68	$0.64

2007
Net sales	$314,264	$325,722	$354,834	$365,268
Gross profit	86,566	90,850	95,717	96,486
Income from operations	42,264	45,917	45,792	45,768
Income from continuing operations	25,554	28,125	26,760	28,948
(Loss) income from discontinued operations (net of tax)	(32)	5	482	(272)
Net income	25,522	28,130	27,242	28,676
Basic earnings from continuing operations per common share	$0.53	$0.58	$0.55	$0.59
Diluted earnings from continuing operations per common share	$0.52	$0.57	$0.54	$0.59

The Company operates on a four-four-five week accounting calendar, and accordingly, the quarters end on or about March 31, June 30 and September 30. The fiscal year ends on December 31.

The second and fourth quarter of 2007 includes a tax benefit for the release of a valuation allowance of $1.4 million and $1.7 million, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date: February 27, 2009	By:	/s/ ALBERT J. NEUPAVER
Albert J. Neupaver, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	February 27, 2009
Albert J. Neupaver, President, Chief Executive Officer and Director

By	/S/ WILLIAM E. KASSLING	February 27, 2009
William E. Kassling, Chairman of the Board and Director

By	/S/ ROBERT J. BROOKS	February 27, 2009
Robert J. Brooks, Director

By	/S/ EMILIO A. FERNANDEZ	February 27, 2009
Emilio A. Fernandez, Director

By	/S/ LEE B. FOSTER, II	February 27, 2009
Lee B. Foster, II, Director

By	/S/ BRIAN P. HEHIR	February 27, 2009
Brian P. Hehir, Director

By	/S/ MICHAEL W. D. HOWELL	February 27, 2009
Michael W. D. Howell, Director

By	/S/ JAMES V. NAPIER	February 27, 2009
James V. Napier, Director

By	/S/ NICKOLAS W. VANDE STEEG	February 27, 2009
Nickolas W. Vande Steeg, Director

By	/S/ GARY C. VALADE	February 27, 2009
Gary C. Valade, Director

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2008
Warranty and overhaul reserves	$22,314	$17,085	$3,896	$12,619	$30,676
Allowance for doubtful accounts	4,574	2,676	986	3,268	4,968
Valuation allowance-taxes	475	(337)	—	—	138
Inventory reserves	17,130	7,310	4,251	6,900	21,789
Merger and restructuring reserve	2,028	2,863	(407)	2,332	2,152

2007
Warranty and overhaul reserves	$17,399	$10,441	$5,293	$10,819	$22,314
Allowance for doubtful accounts	3,615	2,317	744	2,102	4,574
Valuation allowance-taxes	5,821	(3,125)	(2,221)	—	475
Inventory reserves	18,010	4,652	2,359	7,891	17,130
Merger and restructuring reserve	1,812	1,879	262	1,925	2,028

2006
Warranty and overhaul reserves	$16,158	$10,622	$243	$9,624	$17,399
Allowance for doubtful accounts	4,070	2,106	141	2,702	3,615
Valuation allowance-taxes	15,096	(5,276)	(3,999)	—	5,821
Inventory reserves	15,588	9,038	192	6,808	18,010
Merger and restructuring reserve	1,036	3,595	—	2,819	1,812

(1)	Reserves of acquired/(sold) companies; valuation allowances for state and foreign deferred tax assets; impact of fluctuations in foreign currency exchange rates.
(2)	Actual disbursements and/or charges

EXHIBIT INDEX

Exhibits		Filing Method
2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	3

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007	7

4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	5

4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	5

4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	5

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	5

10.1	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

10.2	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.3	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.4	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.5	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.6	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.7	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	9

10.8	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.9	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.10	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended	9

10.11	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	4

Exhibits		Filing Method
10.12	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004	6

10.13	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004	6

10.14	Employment Agreement with Albert J. Neupaver, dated February 1, 2006	8

10.15	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006	8

10.16	Stock Purchase Agreement, by and among Wabtec Holding Company, certain shareholders of Schaefer Manufacturing, Inc. and CCP Limited Partnership, dated October 6, 2006	10

10.17	Share Purchase Agreement, by and between BBA Holding Deutschland GmbH and Westinghouse Air Brake Technologies Corporation, dated November 27, 2006 (Exhibits and Schedules omitted, but will be provided to the Commission upon request)	11

10.18	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin	12

10.19	Stock Purchase Agreement, by and between the Company and Polinvest S.r.l., dated May 16, 2008	13

10.20	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	14

10.21	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, PNC Bank, National Association, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., RBS Greenwich Capital, JP Morgan Chase Bank, Bank of America, N.A., Citizens Bank of Pennsylvania, the Bank of Nova Scotia and First Commonwealth Bank, dated as of November 4, 2008	1

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).
3	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).
4	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.
5	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).
6	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.
7	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 13, 2007.
8	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
9	Filed as an Annex to the Company’s Schedule 14A Proxy Statement filed on April 13, 2006.
10	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.
12	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
13	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
14	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.