Form 10-Q
period 2009-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2009-05-07
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009
Common Stock, $.01 par value per share	47,764,141 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

March 31, 2009 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$98,092	$141,805
Accounts receivable	259,607	273,560
Inventories	253,329	264,158
Deferred income taxes	31,100	31,133
Other current assets	9,470	14,693

Total current assets	651,598	725,349
Property, plant and equipment	419,297	431,604
Accumulated depreciation	(225,968)	(224,056)

Property, plant and equipment, net	193,329	207,548
Other Assets
Goodwill	396,840	319,449
Other intangibles, net	159,921	236,740
Deferred income taxes	1,072	1,052
Other noncurrent assets	18,175	17,382

Total other assets	576,008	574,623

Total Assets	$1,420,935	$1,507,520

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$126,287	$162,633
Accrued income taxes	7,103	—
Customer deposits	61,141	80,353
Accrued compensation	27,180	36,483
Accrued warranty	20,638	20,933
Current portion of long-term debt	30,727	30,381
Other accrued liabilities	38,761	57,268

Total current liabilities	311,837	388,051
Long-term debt	331,753	356,699
Reserve for postretirement and pension benefits	66,936	69,343
Deferred income taxes	13,877	12,870
Accrued warranty	10,778	9,743
Other long term liabilities	26,331	25,443

Total liabilities	761,512	862,149
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,866,441 and 47,907,357 outstanding at March 31, 2009 and December 31, 2008, respectively	662	662
Additional paid-in capital	325,419	328,587
Treasury stock, at cost, 18,308,326 and 18,267,410 shares, at March 31, 2009 and December 31, 2008, respectively	(279,908)	(276,421)
Retained earnings	685,269	653,083
Accumulated other comprehensive (loss) income	(72,019)	(60,540)

Total shareholders’ equity	659,423	645,371

Total Liabilities and Shareholders’ Equity	$1,420,935	$1,507,520

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended March 31,
In thousands, except per share data	2009	2008
Net sales	$377,960	$383,327
Cost of sales	(271,475)	(278,112)

Gross profit	106,485	105,215
Selling, general and administrative expense	(38,787)	(40,445)
Engineering expense	(10,559)	(9,981)
Amortization expense	(1,391)	(903)

Total operating expenses	(50,737)	(51,329)
Income from operations	55,748	53,886
Other income and expenses
Interest (expense) income, net	(4,936)	(1,481)
Other expense, net	389	(383)

Income from continuing operations before income taxes	51,201	52,022
Income tax expense	(18,535)	(19,509)

Income from continuing operations	32,666	32,513
Discontinued operations
Income (loss) from discontinued operations (net of tax)	—	(3)

Net income	$32,666	$32,510

Earnings Per Common Share
Basic
Income from continuing operations	$0.68	$0.67
Income from discontinued operations	—	—

Net income	$0.68	$0.67

Diluted
Income from continuing operations	$0.68	$0.66
Income from discontinued operations	—	—

Net income	$0.68	$0.66

Weighted average shares outstanding
Basic	47,645	48,379
Diluted	48,131	49,037

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
In thousands	2009	2008
Operating Activities
Net income	$32,666	$32,510
Stock-based compensation expense	797	1,750
(Gain) loss on disposal of property, plant and equipment	(2,688)	60
Adjustments to reconcile net income to net cash provided by operations:
Discontinued operations	—	(38)
Depreciation and amortization	8,402	7,332
Excess income tax benefits from exercise of stock options	—	(117)
Changes in operating assets and liabilities
Accounts receivable	10,629	(61,543)
Inventories	8,286	(9,070)
Accounts payable	(35,025)	(8,168)
Accrued income taxes	7,903	13,576
Accrued liabilities and customer deposits	(43,647)	(9,551)
Other assets and liabilities	6,939	(630)

Net cash (used for) operating activities	(5,738)	(33,889)
Investing Activities
Purchase of property, plant and equipment and other	(3,439)	(3,891)
Proceeds from disposal of property, plant and equipment	3,638	53

Net cash provided by (used for) investing activities	199	(3,838)
Financing Activities
Proceeds from debt	6,000	—
Payments of debt	(31,058)	(19)
Issuance of treasury stock for stock options and other benefit plans	(180)	285
Stock repurchase	(7,272)	(24,466)
Excess income tax benefits from exercise of stock options	—	117
Cash dividends ($0.01 per share for the three months ended March 31, 2009 and 2008)	(480)	(488)

Net cash (used for) financing activities	(32,990)	(24,571)
Effect of changes in currency exchange rates	(5,184)	2,442

Decrease in cash	(43,713)	(59,856)
Cash, beginning of year	141,805	234,689

Cash, end of period	$98,092	$174,833

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 16 countries. In the first three months of 2009, about 36% of the Company’s revenues came from customers outside the U.S.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $11.2 million and $11.0 million at March 31, 2009 and December 31, 2008, respectively.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

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

At March 31, 2009, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of March 31, 2009, the Company had forward contracts with a notional value of 4.4 million ZAR (or $436,000 USD), with an average exchange rate of 10.11 ZAR per $1USD, resulting in the recording of a current liability of $86,000 and a corresponding offset in accumulated other comprehensive loss of $55,000, net of tax.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance. The Company concluded that these interest rate swap agreements qualify for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of March 31, 2009, the Company had interest rate swap agreements with a notional value of $177.5 million and which effectively changed the Company’s interest rate on bank debt at March 31, 2009 from a variable rate to a fixed rate of 2.14%. The interest rate swap agreements mature at various times through January 2010. As of March 31, 2009, the Company recorded a current liability of $321,000 and a corresponding offset in accumulated other comprehensive loss of $194,000, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction gain recognized in income were $422,000 for the three months ended March 31, 2009 and foreign exchange transaction losses recognized in income were $342,000 for the three months ended March 31, 2008.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

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

	Three Months Ended March 31,
In thousands	2009	2008
Net income	$32,666	$32,510
Foreign currency translation (loss) gain	(11,565)	8,381
Unrealized (loss) gain on foreign exchange contracts and interest rate swaps, net of tax	(275)	150
Change in pension and post retirement benefit plans, net of tax	361	255

Total comprehensive income	$21,187	$41,296

The components of accumulated other comprehensive (loss) income were:

In thousands	March 31, 2009	December 31, 2008
Foreign currency translation loss	$(30,705)	$(19,140)
Unrealized (loss) gain on foreign exchange contracts and interest rate swaps, net of tax	(249)	26
Pension benefit plans and post retirement benefit plans, net of tax	(41,065)	(41,426)

Total accumulated comprehensive (loss) income	$(72,019)	$(60,540)

Reclassifications Certain prior year amounts have been reclassified where necessary to conform to the current year presentation.

Recent Accounting Pronouncements In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company does not have any financial assets that are valued using inactive markets, and as such is not impacted by the issuance of this FSP. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company adopted SFAS 157 as of January 1, 2009 for all non-recurring nonfinancial assets and nonfinancial liabilities. This standard did not have a material impact on the Company’s financial condition and results of operations. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS 141(R)), replacing SFAS No. 141, “Business Combinations” (SFAS 141), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (SFAS 160). SFAS 141(R) retains the fundamental requirements of SFAS 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141(R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the three months ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of SFAS 161 did not have a material impact on the Company’s financial condition and results of operations. In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company adopted FSP EITF 03-6-1 as of January 1, 2009, and has computed earnings per share based on the two-class method. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional discussion on earnings per share.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP SFAS 132(R)-1). FSP SFAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, (SFAS 132(R)), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The adoption of FSP SFAS 132(R)-1 did not have a material impact on the Company’s financial condition and results of operations.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On December 5, 2008, the Company acquired Standard Car Truck Company (“SCT”), a manufacturer and designer of stabilization systems for freight cars, including engineered truck (undercarriage) components such as springs, friction wedges and wear plates. Its Barber® brand truck design is used throughout the world and holds a leading share of the North American market. The company also manufactures and services locomotives components, including compressors and pumps. The purchase price was $302.5 million, net of cash received, resulting in preliminary additional goodwill of $148.6 million, of which all will be deductible for tax purposes. Included in the purchase price of $302.5 million is $25.0 million related to an escrow deposit, which may be released to the Company for working capital adjustments or indemnity claims in accordance with the purchase and escrow agreements. On December 5, 2008, the Company acquired a majority of Beijing Wabtec Huaxia Technology Company, Ltd. (“Huaxia”) for $5.6 million and invested $2.8 million in Shenyang CNR Wabtec Railway Brake Technology Company, Ltd. (“Shenyang”) for a minority interest in the joint venture Company. Huaxia and Shenyang manufacture braking equipment, including brake shoes, pads and friction linings for the freight car market in China. On October 27, 2008, the Company acquired certain assets related to the development, sale, service, and maintenance of software programs used in train management systems for $4.5 million. On June 30, 2008, the Company acquired 100% of the stock of Poli S.p.A. (Poli), a European-based manufacturer of rail braking equipment including brake discs for high speed applications, as well as tread brake units and pneumatic brake valves that meet International Union of Railways (UIC) standards. Poli will primarily operate as a business of Wabtec’s Transit Group. The purchase price was €52.3 million (about $82.4 million USD), net of cash received, resulting in preliminary additional goodwill of $22.6 million, of which none will be deductible for tax purposes. Included in the purchase price is $11.8 million related to an escrow deposit, which may be released to the Company for indemnity claims, environmental claims or allocation of tax liabilities in accordance with the purchase and escrow agreements.

Operating results have been included in the consolidated statement of operations from the acquisition date forward.

For the SCT and Poli acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

	SCT	Poli
In thousands	December 5, 2008	June 30, 2008
Current assets	$83,286	$25,053
Property, plant & equipment	23,776	12,044
Goodwill and other intangible assets	221,470	59,982
Other assets	1,123	316

Total assets acquired	329,655	97,395
Total liabilities assumed	(27,140)	(14,956)

Net assets acquired	$302,515	$82,439

Of the preliminary allocation of $72.9 million of acquired intangible assets for SCT exclusive of goodwill, $28.9 million was assigned to trade name, $37.3 million was assigned to customer relationships, $743,000 was assigned to patents, $1.0 million was assigned to customer backlog and $5.0 million was assigned to long term contracts. The trade name is considered to have an indefinite useful life while the customer relationships average useful life is 25 years and patents average useful life is nine years. Of the preliminary allocation of $37.4 million

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

of acquired intangible assets for Poli, exclusive of goodwill, $18.8 million was assigned to trade name, $17.8 million was assigned to customer relationships, $449,000 was assigned to patents and $312,000 was assigned to customer backlog. The trade name is considered to have an indefinite useful life while the customer relationships average useful life is 15 years and patents average useful life is eight years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2008:

In thousands, except per share	Three months ended March 31, 2008

Net sales	$447,540
Gross profit	124,071
Net income	$38,850
Diluted earnings per share
As reported	$0.66
Pro forma	$0.79

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	March 31, 2009	December 31, 2008
Raw materials	$99,390	$95,270
Work-in-process	89,931	89,474
Finished goods	64,008	79,414

Total inventory	$253,329	$264,158

5. RESTRUCTURING AND IMPAIRMENT CHARGES

Since 2006, Wabtec has downsized its Canadian operations by moving certain products to lower-cost facilities and outsourcing. In the Freight segment, no charges were taken for the three months ended March 31, 2009 and 2008. Total expenses for restructuring and other expenses recorded since 2006 have been $16.5 million, comprised of the $5.6 million for employee severance costs for approximately 400 salaried and hourly employees; $5.5 million of pension and postretirement benefit curtailment for those employees; $4.8 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment. The goodwill impairment was recorded as amortization expense and most of the other charges were recorded in cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of March 31, 2009, $3.7 million of this amount had been paid.

6. INTANGIBLES

Goodwill was $396.8 million and $319.4 million at March 31, 2009 and December 31, 2008, respectively. The change in the carrying amount of goodwill by segment for the three months ended March 31, 2009 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2008	$182,247	$137,202	$319,449
Adjustment to preliminary purchase allocation	81,001	(1,012)	79,989
Foreign currency impact	(47)	(2,551)	(2,598)

Balance at March 31, 2009	$263,201	$133,639	$396,840

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

As of March 31, 2009 and December 31, 2008, the Company’s trademarks had a net carrying amount of $78.6 million and $75.6 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	March 31, 2009	December 31, 2008
Patents and other, net of accumulated amortization of $27,052 and $28,294	$16,731	$19,409
Customer relationships, net of accumulated amortization of $3,984 and $3,399	64,601	141,739

Total	$81,332	$161,148

The weighted average remaining useful life of patents, customer relationships and intellectual property were eight years, 19 years and 20 years, respectively. Amortization expense for intangible assets was $1.4 million and $887,000 for the three months ended March 31, 2009 and 2008, respectively.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2009	December 31, 2008
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	192,500	200,000
Revolving Credit Facility	19,000	36,000
Capital Leases	980	1,080

Total	362,480	387,080
Less—current portion	30,727	30,381

Long-term portion	$331,753	$356,699

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At March 31, 2009 the weighted average interest rate on the Company’s variable rate debt was 1.81%. At March 31, 2009, the Company had available bank borrowing capacity, net of $56.9 million of letters of credit, of approximately $262.1 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The Base Rate margin is zero basis points and the initial Alternate Rate margin is 125 basis points. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On March 31, 2009, the notional value of interest rate swaps outstanding totaled $177.5 million and effectively changed the Company’s interest rate on bank debt at March 31, 2009 from a variable rate to a fixed rate of 2.14%. The interest rate swap agreements mature at various times through January 2010. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

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

The Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The indenture under which the Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$75	$76	$631	$888
Interest cost	693	691	1,578	1,921
Expected return on plan assets	(808)	(833)	(1,439)	(2,220)
Net amortization/deferrals	391	339	485	369
Curtailment loss recognized	—	—	437	132

Net periodic benefit cost	$351	$273	$1,692	$1,090

Assumptions
Discount rate	6.25%	6.35%	6.69%	5.62%
Expected long-term rate of return	8.00%	8.00%	7.34%	7.17%
Rate of compensation increase	3.00%	3.00%	3.47%	3.84%

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

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$62	$50	$9	$13
Interest cost	470	495	50	53
Net amortization/deferrals	(221)	(226)	(57)	(103)

Net periodic benefit cost	$311	$319	$2	$(37)

Assumptions
Discount rate	6.25%	6.35%	7.50%	5.50%

9. STOCK-BASED COMPENSATION

As of March 31, 2009, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

Stock-based compensation expense was $0.8 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. Included in the stock-based compensation expense for 2009 above is $384,000 of expense related to stock options and $747,000 related to restricted stock, offset by a reduction in expense of $334,000 related to incentive stock awards. At March 31, 2009, unamortized compensation expense related to those stock options, restricted shares and incentive stock awards expected to vest totaled $20.0 million and will be recognized over a weighted average period of 2.5 years.

Stock Options Under the 2000 Plan, stock options are granted to eligible employees at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Generally, the options become exercisable over a three or four year vesting period and expire 10 years from the date of grant. Options issued under the Directors Plan become exercisable over a three-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the three months ended March 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2008	1,054,244	$20.16	5.5	$20,655
Granted	313,000	30.23		(881)
Exercised	—	—		—
Canceled	(12,500)	32.51		(64)

Outstanding at March 31, 2009	1,354,744	$22.37	6.4	$6,839

Exercisable at March 31, 2009	836,110	$16.02	4.6	$9,530

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2009	2008
Dividend yield	.13%	.11%
Risk-free interest rate	2.05%	3.7%
Stock price volatility	43.8%	33.9%
Expected life (years)	5.0	5.0

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the maximum number of shares that may ultimately vest. As of March 31, 2009, based on the

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and incentive stock awards activity and related information for the three months ended March 31, 2009:

	Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	279,792	699,666	$35.12
Granted	89,500	174,000	29.00
Vested	(102,334)	(170,334)	36.28
Canceled	(10,750)	(7,000)	32.72

Outstanding at March 31, 2009	256,208	696,332	$33.14

10. INCOME TAXES

The overall effective income tax rate was 36.2% and 37.5% for the three months ended March 31, 2009 and 2008, respectively. The decrease in effective rate is primarily due to the legislative extension of the research and development tax credit through 2009.

As of January 1, 2009, the liability for income taxes associated with uncertain tax positions was $17.1 million. If the benefits of the uncertain tax positions are realized, $10.1 million would favorably affect the Company’s effective tax rate. The total liability related to uncertain tax positions as of March 31, 2009 is $17.4 million. If the benefits of the uncertain tax positions are realized, $10.3 million would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2009, the Company had accrued interest and penalties related to uncertain tax positions of approximately $4.4 million and $2.4 million, respectively. The total interest and penalties accrued as of March 31, 2009 are approximately $4.8 million and $2.6 million, respectively.

The Internal Revenue Service is currently auditing the 2005 and 2006 tax years. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2004.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $6.7 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

11. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended March 31,
In thousands, except per share	2009	2008
Numerator
Numerator for basic and diluted earnings per common share—income from continuing operations applicable to common shareholders	$32,666	$32,513
Less: dividends declared—common shares and non-vested restricted stock	(480)	(488)

Undistributed earnings	32,186	32,025
Percentage allocated to common shareholders(1)	99.5%	99.4%

	32,024	31,848
Add: dividends declared—common shares	478	486

Numerator for basic and diluted earnings per common share	$32,502	$32,334

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,645	48,379
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	486	658

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,131	49,037

Per common share income from continuing operations
Basic	$0.68	$0.66
Diluted	$0.68	$0.66

(1) Basic weighted-average common shares outstanding	47,645	48,379
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,887	48,647
Percentage allocated to common shareholders	99.5%	99.4%

As described in Note 2, “Recent Accounting Pronouncements”, the Company adopted FSP 03-6-1 on January 1, 2009. The Company’s non-vested restricted stock contains rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share. The calculation of earnings per share for common stock shown above excludes the income attributable to the non-vested restricted stock from the numerator and excludes the dilutive impact of those shares from the denominator.

12. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Three Months Ended March 31,
In thousands	2009	2008
Balance at December 31, 2008 and 2007, respectively	$30,676	$22,314
Warranty provision	4,909	6,463
Acquisition	—	—
Warranty claim payments	(4,169)	(2,437)

Balance at March 31, 2009 and 2008, respectively	$31,416	$26,340

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

	Total Carrying Value at March 31, 2009	Fair Value Measurements at March 31, 2009 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$(86)	$—	$(86)	$—
Interest rate swap agreements	(321)	—	(321)	—

Total	$(407)	$—	$(407)	$—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

	Total Carrying Value at December 31, 2008	Fair Value Measurements at December 31, 2008 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$41	$—	$41	$—

Total	$41	$—	$41	$—

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

14. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Over the last four years, the overall number of new claims filed has significantly decreased as compared to the previous four-year period; however, the resolution of these new claims, and all previously filed claims, may take a significant period of time. Most of these claims have been made against our wholly owned subsidiary, Railroad Friction Products Corporation (RFPC), and are based on a product sold by RFPC prior to the time that the Company acquired any interest in RFPC.

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

On October 18, 2007, Faiveley Transport Malmo AB filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. The components at issue are limited in number and primarily used in the transit industry. On that same day, Faiveley also filed a related proceeding against the Company in the United States District Court for the Southern District of New York (“Federal Court”), requesting a preliminary injunction in aid of the arbitration. In both forums, Faiveley seeks to prevent the Company from manufacturing and selling the subject components until the arbitration panel decides Faiveley’s claim. In the arbitration, Faiveley also seeks monetary damages. The Company’s motion and subsequent appeal to initially dismiss the

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

Federal Court action on jurisdictional grounds was denied on May 2, 2008. During the week of July 28, 2008, the Federal Court conducted a hearing on Faiveley’s injunction request. On August 22, 2008 the Federal Court issued an order denying in part and granting in part Faiveley’s injunction request. Under the order, Wabtec was permitted to perform under all contracts entered into prior to August 22, 2008, including a New York City Transit contract that was the parties main focus during the hearing. However, Wabtec was not permitted to enter into any future contracts for the supply of one of the products at issue, or its components, until the international arbitrators decided the merits of the dispute. Wabtec requested, and was granted, an expedited appeal on the merits of the Federal Court action; that appeal was argued on February 9, 2009. On March 9, 2009, the Second Circuit Court of Appeals vacated the injunction. On October 1, 2008 in a filing before the international arbitration panel, Faiveley alleged $128 million in damages. On March 20, 2009, the Claimant filed a revised damages claim reducing its claim to $91 million in damages. The Company believes that this claim is grossly overstated, is not supported by the facts or circumstances surrounding the case, and is frivolous in most respects. On February 11, 2009, the international arbitration panel completed the first part of a hearing on the underlying breach of contract and trade secret issues. The second part of the hearing was conducted April 26-29, 2009. Closing arguments are scheduled for May 18 and 19, 2009. The Company denies Faiveley’s allegations and does not believe that it has any material legal liability in this matter; it is vigorously contesting all claims.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009. During the first three months of 2009, there were no material changes to the information described in Note 19 therein.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

Segment financial information for the three months ended March 31, 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$179,947	$198,013	$—	$377,960
Intersegment sales/(elimination)	6,612	1,044	(7,656)	—

Total sales	$186,559	$199,057	$(7,656)	$377,960

Income (loss) from operations	$25,546	$34,103	$(3,901)	$55,748
Interest expense and other, net	—	—	(4,547)	(4,547)

Income (loss) from continuing operations before income taxes	$25,546	$34,103	$(8,448)	$51,201

Segment financial information for the three months ended March 31, 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$191,766	$191,561	$—	$383,327
Intersegment sales/(elimination)	4,543	444	(4,987)	—

Total sales	$196,309	$192,005	$(4,987)	$383,327

Income (loss) from operations	$36,009	$22,432	$(4,555)	$53,886
Interest expense and other, net	—	—	(1,864)	(1,864)

Income (loss) from continuing operations before income taxes	$36,009	$22,432	$(6,419)	$52,022

Sales by product are as follows:

	Three Months Ended March 31,
In thousands	2009	2008
Brake products	$126,748	$130,410
Freight electronics & specialty products	102,078	94,693
Remanufacturing, overhaul & build	69,151	94,692
Transit products	59,867	49,073
Other	20,116	14,459

Total sales	$377,960	$383,327

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

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

Balance Sheet as of March 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$5,754	$389	$91,949	$—	$98,092
Accounts receivable	274	166,631	92,702	—	259,607
Inventories	—	180,463	72,866	—	253,329
Other current assets	32,591	2,959	5,020	—	40,570

Total current assets	38,619	350,442	262,537	—	651,598
Property, plant and equipment	1,603	120,633	71,093	—	193,329
Goodwill	7,980	300,027	88,833	—	396,840
Investment in subsidiaries	1,842,872	341,289	287,671	(2,471,832)	—
Other intangibles	363	119,650	39,908	—	159,921
Other long term assets	(3,491)	1,075	21,663	—	19,247

Total Assets	$1,887,946	$1,233,116	$771,705	$(2,471,832)	$1,420,935

Current liabilities	$25,277	$204,380	$82,180	$—	$311,837
Intercompany	810,877	(887,729)	76,852	—	—
Long-term debt	330,875	373	505	—	331,753
Other long term liabilities	61,494	23,267	33,161	—	117,922

Total liabilities	1,228,523	(659,709)	192,698	—	761,512
Stockholders’ equity	659,423	1,892,825	579,007	(2,471,832)	659,423

Total Liabilities and Stockholders’ Equity	$1,887,946	$1,233,116	$771,705	$(2,471,832)	$1,420,935

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

Balance Sheet as of December 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$37,941	$4,272	$99,592	$—	$141,805
Accounts receivable	396	180,990	92,174	—	273,560
Inventories	—	186,761	77,397	—	264,158
Other current assets	36,300	4,397	5,129	—	45,826

Total current assets	74,637	376,420	274,292	—	725,349
Property, plant and equipment	1,598	129,092	76,858	—	207,548
Goodwill	7,980	219,062	92,407	—	319,449
Investment in subsidiaries	1,794,010	323,131	290,783	(2,407,924)	—
Other intangibles	561	194,841	41,338	—	236,740
Other long term assets	(2,139)	650	19,923	—	18,434

Total Assets	$1,876,647	$1,243,196	$795,601	$(2,407,924)	$1,507,520

Current liabilities	$36,418	$248,245	$103,388	$—	$388,051
Intercompany	776,708	(856,059)	79,351	—	—
Long-term debt	356,000	394	305	—	356,699
Other long term liabilities	62,150	22,590	32,659	—	117,399

Total liabilities	1,231,276	(584,830)	215,703	—	862,149
Stockholders’ equity	645,371	1,828,026	579,898	(2,407,924)	645,371

Total Liabilities and Stockholders’ Equity	$1,876,647	$1,243,196	$795,601	$(2,407,924)	$1,507,520

Income Statement for the Three Months Ended March 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$293,529	$109,699	$(25,268)	$377,960
Cost of sales	833	(195,360)	(88,971)	12,023	(271,475)

Gross profit (loss)	833	98,169	20,728	(13,245)	106,485
Operating expenses	(8,182)	(29,485)	(13,070)	—	(50,737)

Operating (loss) profit	(7,349)	68,684	7,658	(13,245)	55,748
Interest (expense) income, net	(6,169)	1,100	133	—	(4,936)
Other (expense) income, net	(168)	(645)	1,202	—	389
Equity earnings	56,195	(808)	—	(55,387)	—

Income (loss) from continuing operations before income tax	42,509	68,331	8,993	(68,632)	51,201
Income tax expense	(9,843)	(2,946)	(5,746)	—	(18,535)

Net income (loss)	$32,666	$65,385	$3,247	$(68,632)	$32,666

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

Income Statement for the Three Months Ended March 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$287,231	$126,201	$(30,105)	$383,327
Cost of sales	(219)	(196,777)	(104,233)	23,117	(278,112)

Gross profit (loss)	(219)	90,454	21,968	(6,988)	105,215
Operating expenses	(15,945)	(24,951)	(10,433)	—	(51,329)

Operating (loss) profit	(16,164)	65,503	11,535	(6,988)	53,886
Interest (expense) income, net	(4,825)	2,391	953	—	(1,481)
Other (expense) income, net	(223)	1,592	(1,752)	—	(383)
Equity earnings	65,014	7,035	—	(72,049)	—

Income (loss) from continuing operations before income tax	43,802	76,521	10,736	(79,037)	52,022
Income tax expense	(11,292)	(3,744)	(4,473)	—	(19,509)

Income (loss) from continuing operations	32,510	72,777	6,263	(79,037)	32,513
Income (loss) from discontinued operations (net of tax)	—	—	(3)	—	(3)

Net income (loss)	$32,510	$72,777	$6,260	$(79,037)	$32,510

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$1,160	$63,280	$(1,546)	$(68,632)	$(5,738)
Net cash (used for) provided by investing activities	(178)	(1,757)	2,134	—	199
Net cash (used for) provided by financing activities	(33,169)	(65,406)	(3,047)	68,632	(32,990)
Effect of changes in currency exchange rates	—	—	(5,184)	—	(5,184)

Decrease in cash	(32,187)	(3,883)	(7,643)	—	(43,713)
Cash, beginning of year	37,941	4,272	99,592	—	141,805

Cash, end of period	$5,754	$389	$91,949	$—	$98,092

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 (UNAUDITED)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$(26,112)	$69,686	$1,574	$(79,037)	$(33,889)
Net cash used for investing activities	(2,181)	(1,583)	(74)	—	(3,838)
Net cash provided by (used for) financing activities	(24,571)	(72,777)	(6,260)	79,037	(24,571)
Effect of changes in currency exchange rates	—	—	2,442	—	2,442

(Decrease) increase in cash	(52,864)	(4,674)	(2,318)	—	(59,856)
Cash, beginning of year	82,911	10,004	141,774	—	234,689

Cash, end of period	$30,047	$5,330	$139,456	$—	$174,833

17. OTHER EXPENSE, NET

The components of other expense are as follows:

	Three Months Ended March 31,
In thousands	2009	2008
Foreign currency gain (loss)	$422	$(342)
Other miscellaneous expense	(33)	(41)

Total other expense	$389	$(383)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 16 countries. In the first three months of 2009, about 36% of the Company’s revenues came from customers outside the U.S.

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

In 2009, the Company expects conditions to remain generally favorable in its passenger transit rail markets and expects conditions in its freight rail markets to decline significantly, due to overall economic conditions. Through mid-April 2009, revenue ton-miles, in the freight industry, decreased 16%. Demand for new locomotives and freight cars is expected to be significantly lower than in 2008. Less than 20% of the Company’s revenues are directly related to deliveries of new freight cars. At March 31, 2009, the industry backlog of freight cars ordered was 26,171, compared to 31,921 at the end of the prior quarter. In the passenger transit rail market, the Company believes that increases in ridership and federal funding will continue to have a positive effect on the demand for new equipment and aftermarket parts. In addition, the Company has a strong backlog of transit-related projects.

In 2009 and beyond, we will continue to face many challenges, including economic uncertainty in the markets in which we operate, fluctuations in the costs for raw materials, higher costs for medical and insurance premiums, and foreign currency fluctuations. In addition, we face general economic risks, as well as the risk that our customers could curtail spending on new and existing equipment. Risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

Since 2006, Wabtec has downsized its Canadian operations by moving certain products to lower-cost facilities and outsourcing. In the Freight segment, no charges were taken for the three months ended March 31, 2009 and 2008. Total expenses for restructuring and other expenses recorded since 2006 have been $16.5 million, comprised of the $5.6 million for employee severance costs for approximately 400 salaried and hourly employees; $5.5 million of pension and postretirement benefit curtailment for those employees; $4.8 million related to asset impairments for structures, machinery, and equipment; and $0.6 million for goodwill impairment. The goodwill impairment was recorded as amortization expense and most of the other charges were recorded in cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of March 31, 2009, $3.7 million of this amount had been paid.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2009	2008
Net sales	$378.0	$383.3
Cost of sales	(271.5)	(278.1)

Gross profit	106.5	105.2
Selling, general and administrative expenses	(38.8)	(40.4)
Engineering expenses	(10.6)	(10.0)
Amortization expense	(1.4)	(0.9)

Total operating expenses	(50.8)	(51.3)
Income from operations	55.7	53.9
Interest (expense) income, net	(4.9)	(1.5)
Other expense, net	0.4	(0.4)

Income from continuing operations before income taxes	51.2	52.0
Income tax expense	(18.5)	(19.5)

Income from continuing operations	32.7	32.5
Discontinued operations	—	—

Net income	$32.7	$32.5

FIRST QUARTER 2009 COMPARED TO FIRST QUARTER 2008

The following table summarizes the results of operations for the period:

	Three months ended March 31,
In thousands	2009	2008	Percent Change
Freight Group	$179,947	$191,766	(6.2)%
Transit Group	198,013	191,561	3.3%

Net sales	377,960	383,327	(1.4)%

Income from operations	55,748	53,886	3.5%
Net income	32,666	32,510	0.5%

Net sales decreased by $5.3 million to $378.0 million from $383.3 million for the three months ended March 31, 2009 and 2008, respectively. The decrease is primarily due to the current economic conditions. The Company also realized a net sales reduction of $22.6 million due to unfavorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the three months ended March 31, 2009 was $32.7 million or $0.68 per diluted share. Net income for the three months ended March 31, 2008 was $32.5 million or $0.66 per diluted share. Net income improved primarily due to decreased operating costs and administrative expenses.

Freight Group sales decreased by $11.8 million or 6.2% primarily due to decreased sales of $22.2 million for brake products, $21.6 million for freight electronics and specialty products, and $2.4 million for remanufacturing, overhaul and build of locomotives. Offsetting those decreases were increases of $33.2 million from acquisitions and $7.5 million for other products. For the Freight Group, net sales were reduced by $6.3 million of the total impact due to unfavorable effects of foreign exchange on sales mentioned above.

Transit Group sales increased by $6.4 million or 3.3% primarily due to increased sales of $15.9 million for brake products, $11.5 million for other transit-related products for certain transit contracts and $7.4 million from acquisitions. Offsetting those increases was a decrease of $12.1 million for remanufacturing, overhaul and build of locomotives. For the Transit Group, net sales were reduced by $16.3 million of the total impact due to unfavorable effects of foreign exchange on sales mentioned above.

Gross profit Gross profit increased to $106.5 million in the first quarter of 2009 compared to $105.2 million in the same period of 2008. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 28.2% compared to 27.4%, for the first quarter of 2009 and 2008, respectively. The gross profit percentage increased due to ongoing efficiency and cost-saving initiatives during the current economic conditions. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales. The provision for warranty expense was $0.8 million less in 2009 compared to the same period of 2008 because of decreased sales. The warranty reserve increased at March 31, 2009 compared to March 31, 2008 by $0.7 million due primarily to transit authority contracts.

Operating expenses The following table shows our operating expenses:

	Three months ended March 31,
In thousands	2009	2008	Percent Change
Selling, general and administrative expenses	$38,787	$40,445	(4.1)%
Engineering expenses	10,559	9,981	5.8%
Amortization expense	1,391	903	54.0%

Total operating expenses	$50,737	$51,329	(1.2)%

Selling, general, and administrative expenses decreased $1.7 million in the first quarter of 2009 compared to the same period of 2008 due to cost-saving initiatives. Engineering expenses increased by $578,000 in the first quarter of 2009 compared to the same period of 2008. Amortization expense increased in the first quarter of 2009 compared to the same period in 2008 due primarily to the acquisitions that occurred in 2008. During the quarter ended March 31, 2009 the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. While certain portions of the building are being leased back, this transaction resulted in a gain of $2.1 million and deferred gain of $0.6 million. The deferred gain will be recognized over five years. Total operating expenses were 13.4% and 13.4% of sales for the first quarter of 2009 and 2008, respectively.

Income from operations Income from operations totaled $55.7 million (or 14.7% of sales) in the first quarter of 2009 compared with $53.9 million (or 14.1% of sales) in the same period of 2008. Income from operations improved primarily due to improved margins and decreases in administrative expenses.

Interest expense, net Interest expense, net increased $3.4 million in the first quarter of 2009 compared to the same period of 2008 primarily due to interest expense related to the Company’s new revolving credit facility and term loan.

Other expense, net The Company recorded foreign exchange gain of $0.4 million in the first quarter of 2009 and foreign exchange loss of $0.3 million in the first quarter of 2008, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

Income taxes The effective income tax rate was 36.2% and 37.5% for first quarter of 2009 and 2008, respectively. The decrease in the effective rate is primarily due to the legislative extension of the research and development tax credit through 2009.

Net income Net income for the first quarter of 2009 increased $0.2 million, compared with the same period of 2008. Net income improved primarily due to decreases in operating costs and administrative expenses.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks (“credit agreement”). The following is a summary of selected cash flow information and other relevant data:

	Three months ended March 31,
In thousands	2009	2008
Cash provided by (used for):
Operating activities	$(5,738)	$(33,889)
Investing activities	199	(3,838)
Financing activities	(32,990)	(24,571)
Decrease in cash	$(43,713)	$(59,856)

Operating activities Cash used for operations in the first three months of 2009 was $5.7 million as compared to $33.9 million for the same period of 2008. This $28.2 million decrease in cash used for operations primarily resulted from a decrease in working capital. The accounts receivable decrease resulted in a $72.2 million improvement, which was due to timely collections and decreased sales. The inventory decrease resulted in a $17.4 million improvement, which was due to depletion of inventory on hand. Accounts payables used cash of $26.9 million due to timing of payments and a reduction in purchasing. Accrued liabilities and customer deposits used cash of $34.1 million primarily due to a reduction in customer deposits. Other assets and liabilities, including accrued income taxes, used cash of $0.4 million.

Investing activities Cash provided by investing activities in the first three months of 2009 was $0.2 million as compared to cash used for operations of $3.8 million for the same period of 2008. Capital expenditures were $3.4 million and $3.9 million in the first three months of 2009 and 2008, respectively. During the quarter ended March 31, 2009 the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. While certain portions of the building are being leased back, this transaction resulted in a gain of $2.1 million and deferred gain of $0.6 million. The deferred gain will be recognized over five years.

Financing activities In the first three months of 2009, cash used by financing activities was $33.0 million, which included $23.0 million of debt repayments and $6.0 million in proceeds from debt on the revolving credit facility, $8.1 million of debt repayments on the term loan and other debt, $0.5 million of dividend payments and $7.3 million for the repurchase of 290,000 shares of stock. In the first three months of 2008, cash used for financing activities was $24.6 million, which included $0.4 million of proceeds from the exercise of stock options and other benefit plans, offset by $0.5 million of dividend payments and $24.5 million for the repurchase of 712,900 shares of stock.

The following table shows outstanding indebtedness at March 31, 2009 and December 31, 2008.

In thousands	March 31, 2009	December 31, 2008
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	192,500	200,000
Revolving Credit Facility	19,000	36,000
Capital Leases	980	1,080

Total	362,480	387,080
Less—current portion	30,727	30,381

Long-term portion	$331,753	$356,699

Cash balance at March 31, 2009 and December 31, 2008 was $98.1 and $141.8 million, respectively.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At March 31, 2009 the weighted average interest rate on the Company’s variable rate debt was 1.81%. At March 31, 2009, the Company had available bank borrowing capacity, net of $56.9 million of letters of credit, of approximately $262.1 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The Base Rate margin is zero basis points and the initial Alternate Rate margin is 125 basis points. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On March 31, 2003, the notional value of interest rate swaps outstanding totaled $177.5 million and effectively changed the Company’s interest rate on bank debt at March 31, 2009 from a variable rate to a fixed rate of 2.14%. The interest rate swap agreements mature at various times through January 2010. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

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

Company Stock Repurchase Plan

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. On February 20, 2008, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares. During the first quarter of 2008, the Company completed the $50 million authorization made in 2006. Cumulative purchases under both plans have totaled $89.8 million, leaving $60.2 million under the authorization.

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the 2008 Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding.

During the first quarter of 2009, the Company repurchased 290,000 shares at an average price of $25.08 per share. During 2008, the Company repurchased 1,317,900 shares of its stock at an average price of $34.75 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

Since the adoption of FIN 48, the Company has recognized a total liability of $17.4 million for unrecognized tax benefits. The Company estimates that $6.7 million of the total unrecognized tax benefits relate to uncertain tax positions in various taxing jurisdictions that may be resolved within the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for the remaining balances due to the uncertainty of the timing and outcome of its audits and other factors.

Since December 31, 2008, there have been no other significant changes in the total amount of the Company’s contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Critical Accounting Policies

A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2008.

Recent Accounting Pronouncements

See Note 2 of “Notes to Condensed Consolidated Financial Statements” included elsewhere in this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 58% and 61% of total long-term debt at March 31, 2009 and December 31, 2008, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at March 31, 2009 would increase or decrease interest expense by $2.1 million.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance. The Company concluded that these interest rate swap agreements qualify for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of March 31, 2009, the Company had interest rate swap agreements with a notional value of $177.5 million and which effectively changed the Company’s interest rate on bank debt at March 31, 2009 from a variable rate to a fixed rate of 2.14%. The interest rate swap agreements mature at various times through January 2010. As of March 31, 2009, the Company recorded a current liability of $321,000 and a corresponding offset in accumulated other comprehensive loss of $194,000, net of tax.

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

At March 31, 2009, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of March 31, 2009, the Company had forward contracts with a notional value of 4.4 million ZAR (or $436,000 USD), with an average exchange rate of 10.11 ZAR per $1USD, resulting in the recording of a current liability of $86,000 and a corresponding offset in accumulated other comprehensive loss of $55,000, net of tax.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the three months of 2009, approximately 64% of Wabtec’s net sales were to customers in the United States, 6% in Canada, 3% in Mexico, 5% in Australia, 2% in Germany, 9% in the United Kingdom, and 11% in other international locations.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2009. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Except as described in Note 14, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the Refinancing Credit Agreement and the 2008 Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding.

During the first quarter of 2009, the Company repurchased 290,000 shares at an average price of $25.08 per share. During 2008, the Company repurchased 1,317,900 shares of its stock at an average price of $34.75 per share. All purchases were on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
January 1, 2009 to January 24, 2009	—	—	—	$67,441,754
January 25, 2008 to February 21, 2009	—	—	—	$67,441,754
February 22, 2009 to March 28, 2009	290,000	25.08	290,000	$60,169,985

Total	290,000	$25.08	290,000	$60,169,985

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon,
Senior Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)

DATE: May 7, 2009

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