Form 10-K/A
period 2008-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2009-05-14
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2009. The Registrant is filing this Amendment No. 1 solely to correct the signature page, which did not include the signature of the principal financial officer or the principal accounting officer. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment No. 1 as Exhibits 31.1, 31.2 and 32.1. Except for the amendment described above, we have not modified or updated disclosures presented in the original Form 10-K. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

			Page
(a)

	(1)	Financial Statements and Reports on Internal Control

		Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	45

		Report of Independent Registered Public Accounting Firm	46

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	47

		Consolidated Balance Sheets as of December 31, 2008 and 2007	48

		Consolidated Statements of Operations for the three years ended December 31, 2008, 2007 and 2006	49

		Consolidated Statements of Cash Flows for the three years ended December 31, 2008, 2007 and 2006	50

		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2008, 2007 and 2006	51

		Notes to Consolidated Financial Statements	52

	(2)	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts	88

			Filing Method
(b)

		Exhibits

	2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	3

	3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

	3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007	7

	4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	5

	4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	5

	4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	5

	4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	5

	10.1	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

		Filing Method
10.2	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.3	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.4	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.5	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.6	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.7	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	9

10.8	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.9	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.10	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended	9

10.11	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	4

10.12	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004.	6

10.13	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004	6

10.14	Employment Agreement with Albert J. Neupaver, dated February 1, 2006	8

10.15	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006	8

10.16	Stock Purchase Agreement, by and among Wabtec Holding Company, certain shareholders of Schaefer Manufacturing, Inc. and CCP Limited Partnership, dated October 6, 2006	10

10.17	Share Purchase Agreement, by and between BBA Holding Deutschland GmbH and Westinghouse Air Brake Technologies Corporation, dated November 27, 2006 (Exhibits and Schedules omitted, but will be provided to the Commission upon request)	11

10.18	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin	12

10.19	Stock Purchase Agreement, by and between the Company and Polinvest S.r.l., dated May 16, 2008	13

		Filing Method
10.20	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	14

10.21	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, PNC Bank, National Association, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., RBS Greenwich Capital, JP Morgan Chase Bank, Bank of America, N.A., Citizens Bank of Pennsylvania, the Bank of Nova Scotia and First Commonwealth Bank, dated as of November 4, 2008	1

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	*

31.2	Rule 13a-14(a)/15d-14(a) Certifications	*

32.1	Section 1350 Certifications	*

*	Filed herewith.
1	Filed as an exhibit to the Company’s Original Form 10-K filing on May [ ], 2009.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).
3	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).
4	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.
5	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).
6	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.
7	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 13, 2007.
8	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
9	Filed as an Annex to the Company’s Schedule 14A Proxy Statement filed on April 13, 2006.
10	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.
12	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
13	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
14	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date: May 14, 2009	By:	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	May 14, 2009
Albert J. Neupaver, President, Chief Executive Officer and Director
(Principal Executive Officer)

By	/S/ ALVARO GARCIA-TUNON	May 14, 2009
Alvaro Garcia-Tunon, Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By	/S/ PATRICK D. DUGAN	May 14, 2009
Partick D. Dugan, Vice President, Finance and Corporate Controller
(Principal Accounting Officer)

By	/S/ WILLIAM E. KASSLING	May 14, 2009
William E. Kassling, Chairman of the Board and Director

By	/S/ ROBERT J. BROOKS	May 14, 2009
Robert J. Brooks, Director

By	/S/ EMILIO A. FERNANDEZ	May 14, 2009
Emilio A. Fernandez, Director

By	/S/ LEE B. FOSTER, II	May 14, 2009
Lee B. Foster, II, Director

By	/S/ BRIAN P. HEHIR	May 14, 2009
Brian P. Hehir, Director

By	/S/ MICHAEL W. D. HOWELL	May 14, 2009
Michael W. D. Howell, Director

By	/S/ JAMES V. NAPIER	May 14, 2009
James V. Napier, Director

	Signature and Title	Date

By	/S/ NICKOLAS W. VANDE STEEG	May 14, 2009
Nickolas W. Vande Steeg,
Director

By	/S/ GARY C. VALADE	May 14, 2009
Gary C. Valade,
Director