Form 10-Q
period 2009-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2009-08-07
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2009
Common Stock, $.01 par value per share	47,560,241 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

June 30, 2009 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited June 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$121,333	$141,805
Accounts receivable	251,798	273,560
Inventories	249,600	264,158
Deferred income taxes	31,458	31,133
Other current assets	11,291	14,693

Total current assets	665,480	725,349
Property, plant and equipment	431,768	431,604
Accumulated depreciation	(237,292)	(224,056)

Property, plant and equipment, net	194,476	207,548
Other Assets
Goodwill	416,650	319,449
Other intangibles, net	160,770	236,740
Deferred income taxes	3,187	1,052
Other noncurrent assets	19,621	17,382

Total other assets	600,228	574,623

Total Assets	$1,460,184	$1,507,520

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$116,689	$162,633
Customer deposits	70,269	80,353
Accrued compensation	31,492	36,483
Accrued warranty	20,372	20,933
Current portion of long-term debt	31,352	30,381
Other accrued liabilities	46,386	57,268

Total current liabilities	316,560	388,051
Long-term debt	320,535	356,699
Reserve for postretirement and pension benefits	66,663	69,343
Deferred income taxes	27,488	12,870
Accrued warranty	11,005	9,743
Other long term liabilities	14,513	25,007

Total liabilities	756,764	861,713
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,520,241 and 47,907,357 outstanding at June 30, 2009 and December 31, 2008, respectively	662	662
Additional paid-in capital	325,982	328,587
Treasury stock, at cost, 18,654,526 and 18,267,410 shares, at June 30, 2009 and December 31, 2008, respectively	(291,772)	(276,421)
Retained earnings	715,624	653,083
Accumulated other comprehensive (loss) income	(48,547)	(60,540)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	701,949	645,371
Non-controlling interest	1,471	436

Total shareholders’ equity	703,420	645,807

Total Liabilities and Shareholders’ Equity	$1,460,184	$1,507,520

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended June 30		Unaudited Six Months Ended June 30
In thousands, except per share data	2009	2008	2009	2008
Net sales	$334,013	$390,194	$711,973	$773,521
Cost of sales	(242,380)	(281,693)	(513,855)	(559,805)

Gross profit	91,633	108,501	198,118	213,716
Selling, general and administrative expense	(42,346)	(42,036)	(81,133)	(82,481)
Engineering expense	(10,765)	(9,631)	(21,324)	(19,612)
Amortization expense	(1,795)	(912)	(3,186)	(1,815)

Total operating expenses	(54,906)	(52,579)	(105,643)	(103,908)
Income from operations	36,727	55,922	92,475	109,808
Other income and expenses
Interest expense, net	(3,525)	(1,293)	(8,461)	(2,774)
Other (expense) income, net	(134)	(696)	255	(1,079)

Income from continuing operations before income taxes	33,068	53,933	84,269	105,955
Income tax expense	(2,232)	(20,171)	(20,767)	(39,680)

Income from continuing operations	30,836	33,762	63,502	66,275
Discontinued operations
Income (loss) from discontinued operations (net of tax)	—	—	—	(3)

Net income attributable to Wabtec shareholders	$30,836	$33,762	$63,502	$66,272

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.65	$0.70	$1.33	$1.36

Diluted
Net income attributable to Wabtec shareholders	$0.64	$0.69	$1.32	$1.35

Weighted average shares outstanding
Basic	47,487	48,095	47,594	48,306
Diluted	48,013	48,655	48,088	48,924

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
In thousands	2009	2008
Operating Activities
Net income attributable to Wabtec shareholders	$63,502	$66,272
Stock-based compensation expense	1,414	5,024
Gain on disposal of property, plant and equipment	(2,690)	—
Adjustments to reconcile net income to net cash provided by operations:
Discontinued operations	—	(38)
Depreciation and amortization	17,037	14,468
Excess income tax benefits from exercise of stock options	(161)	(1,188)
Changes in operating assets and liabilities
Accounts receivable	27,680	(58,422)
Inventories	18,445	(18,873)
Accounts payable	(48,694)	4,360
Accrued income taxes	(11,452)	(459)
Accrued liabilities and customer deposits	(27,703)	26,781
Other assets and liabilities	638	(7,748)

Net cash provided by operating activities	38,016	30,177
Investing Activities
Purchase of property, plant and equipment and other	(8,711)	(7,852)
Acquisition purchase price adjustment	(4,743)	—
Proceeds from disposal of property, plant and equipment	3,651	64

Net cash used for investing activities	(9,803)	(7,788)
Financing Activities
Proceeds from debt	72,000	—
Payments of debt	(107,693)	(47)
Proceeds from exercise of stock options and other benefit plans	123	1,677
Stock repurchase	(19,654)	(24,653)
Excess income tax benefits from exercise of stock options	161	1,188
Cash dividends ($0.02 per share for the six months ended June 30, 2009 and 2008)	(962)	(969)

Net cash used for financing activities	(56,025)	(22,804)
Effect of changes in currency exchange rates	7,340	7,406

(Decrease) increase in cash	(20,472)	6,991
Cash, beginning of year	141,805	234,689

Cash, end of period	$121,333	$241,680

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 16 countries. In the first six months of 2009, about 38% of the Company’s revenues came from customers outside the U.S.

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

In preparing the accompanying unaudited condensed consolidated interim financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009 until August 7, 2009, the issuance date of the financial statements.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $11.9 million and $11.0 million at June 30, 2009 and December 31, 2008, respectively.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company to make estimates and assumptions that affect the reported

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

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

At June 30, 2009, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of June 30, 2009, the Company had forward contracts with a notional value of 14.3 million ZAR (or $1.7 million USD), with an average exchange rate of 8.64 ZAR per $1USD, resulting in the recording of a current liability of $138,000 and a corresponding offset in accumulated other comprehensive loss of $87,000, net of tax.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance. The Company concluded that these interest rate swap agreements qualify for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of June 30, 2009, the Company had interest rate swap agreements with a notional value of $177.5 million and which effectively changed the Company’s interest rate on that bank debt at June 30, 2009 from a variable rate to a fixed rate of 2.18%. The interest rate swap agreements mature at various times through January 2010. As of June 30, 2009, the Company recorded a current liability of $373,000 and a corresponding offset in accumulated other comprehensive loss of $225,000, net of tax.

Noncontrolling Interests On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This standard amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. The presentation and disclosure requirements of SFAS 160 require retrospective application to all prior periods presented. In accordance with SFAS 160, the Company classified noncontrolling interests as equity on our condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2009 and 2008 was not material.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of SFAS No. 52, “Foreign Currency Translation.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other (expense) income, net were $427,000 and $854,000 for the three months ended June 30, 2009 and 2008, respectively. Foreign exchange transaction gains recognized in other (expense) income, net were $223,000 for the six months ended June 30, 2009 and foreign exchange transaction losses recognized in other (expense) income, net were $1.2 million for the six months ended June 30, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Net income attributable to Wabtec shareholders	$30,836	$33,762	$63,502	$66,272
Foreign currency translation gain	23,157	4,010	11,592	12,391
Unrealized (loss) gain on foreign exchange contracts, net of tax	(33)	(107)	(114)	43
Unrealized (loss) gain on interest rate swap contracts, net of tax	(31)	—	(225)	—
Change in pension and post retirement benefit plans, net of tax	379	227	740	482

Total comprehensive income	$54,308	$37,892	$75,495	$79,188

The components of accumulated other comprehensive (loss) income were:

In thousands	June 30, 2009	December 31, 2008
Foreign currency translation loss	$(7,548)	$(19,140)
Unrealized (loss) gain on foreign exchange contracts, net of tax	(88)	26
Unrealized loss on interest rate swap contracts, net of tax	(225)	—
Pension benefit plans and post retirement benefit plans, net of tax	(40,686)	(41,426)

Total accumulated comprehensive (loss) income	$(48,547)	$(60,540)

Reclassifications Certain prior year amounts have been reclassified where necessary to conform to the current year presentation.

Recent Accounting Pronouncements In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance in estimating fair value under statement No. 157, “Fair Value

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

Measurements” (SFAS 157), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009. The company adopted FSP 157-4 in second quarter 2009. This standard did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company adopted FSP 107-1 and APB 28-1 in second quarter 2009. This standard did not have a material impact on the Company’s financial condition or results of operations. Refer to Note 13 to the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP 115-2 is effective for interim periods ending after June 15, 2009. The company adopted FSP 115-2 in second quarter 2009. This standard did not have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. The company adopted SFAS 165 in second quarter 2009. Refer to Basis of Presentation section listed above.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 166). Among other items, SFAS 166 removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph 9 of SFAS No. 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. SFAS 166 is effective January 1, 2010. Upon adoption, the Company does not expect this standard to have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Upon adoption, the Company does not expect this standard to have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168).

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On December 5, 2008, the Company acquired Standard Car Truck Company (“SCT”), a manufacturer and designer of stabilization systems for freight cars, including engineered truck (undercarriage) components such as springs, friction wedges and wear plates. Its Barber® brand truck design is used throughout the world and holds a leading share of the North American market. The company also manufactures and services locomotives components, including compressors and pumps. The purchase price was $302.5 million, net of cash received, resulting in preliminary additional goodwill of $150.6 million, of which all will be deductible for tax purposes. Included in the purchase price of $302.5 million is $25.0 million related to an escrow deposit, which may be released to the Company for working capital adjustments or indemnity claims in accordance with the purchase and escrow agreements. On December 5, 2008, the Company acquired a majority of Beijing Wabtec Huaxia Technology Company, Ltd. (“Huaxia”) for $5.6 million. On December 31, 2008, the Company invested $2.8 million in Shenyang CNR Wabtec Railway Brake Technology Company, Ltd. (“Shenyang”) for a minority interest in the joint venture Company. Huaxia and Shenyang manufacture braking equipment, including brake shoes, pads and friction linings for the freight car market in China. On October 27, 2008, the Company acquired certain assets related to the development, sale, service, and maintenance of software programs used in train management systems for $4.5 million. On June 30, 2008, the Company acquired 100% of the stock of Poli S.p.A. (Poli), a European-based manufacturer of rail braking equipment including brake discs for high speed applications, as well as tread brake units and pneumatic brake valves that meet International Union of Railways (UIC) standards. Poli will primarily operate as a business of Wabtec’s Transit Group. The purchase price was €55.2 million (about $87.0 million USD), net of cash received, resulting in preliminary additional goodwill of $38.9 million, of which none will be deductible for tax purposes. Included in the purchase price is $11.8 million related to an escrow deposit, which may be released to the Company for indemnity claims, environmental claims or allocation of tax liabilities in accordance with the purchase and escrow agreements.

Operating results have been included in the consolidated statement of operations from the acquisition date forward.

For the SCT and Poli acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

	SCT	Poli
In thousands	December 5, 2008	June 30, 2008
Current assets	$83,127	$25,656
Property, plant & equipment	22,063	11,999
Goodwill and other intangible assets	223,893	76,253
Other assets	1,123	4,236

Total assets acquired	330,206	118,144
Total liabilities assumed	(27,656)	(31,138)

Net assets acquired	$302,550	$87,006

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

Of the preliminary allocation of $73.3 million of acquired intangible assets for SCT exclusive of goodwill, $28.9 million was assigned to trade names, $38.5 million was assigned to customer relationships, $743,000 was assigned to patents, $1.0 million was assigned to customer backlog and $4.1 million was assigned to long term contracts. The trade names are considered to have an indefinite useful life while the customer relationships average useful life is 24 years and patents average useful life is nine years. Of the preliminary allocation of $37.4 million of acquired intangible assets for Poli, exclusive of goodwill, $18.8 million was assigned to trade names, $17.8 million was assigned to customer relationships, $449,000 was assigned to patents and $312,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships average useful life is 15 years and patents average useful life is eight years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2008:

In thousands	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net sales	$463,588	$911,128
Gross profit	128,170	252,241
Net income attributable to Wabtec shareholders	41,778	80,628
Diluted earnings per share
As Reported	$0.69	$1.35
Pro forma	$0.86	$1.65

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	June 30, 2009	December 31, 2008
Raw materials	$100,474	$95,270
Work-in-process	89,446	89,474
Finished goods	59,680	79,414

Total inventory	$249,600	$264,158

5. RESTRUCTURING AND IMPAIRMENT CHARGES

Since 2006, Wabtec has downsized its Canadian operations by moving certain products to lower-cost facilities and outsourcing. In the Freight segment, no charges were taken for the three months ended June 30, 2009. Wabtec recorded charges of $3.1 million for the three months ended June 30, 2008. No charges were taken for the six months ended June 30, 2009. Wabtec recorded charges of $3.1 million for the six months ended June 30, 2008. Total expenses for restructuring and other expenses recorded since 2006 have been $16.5 million, comprised of the $5.6 million for employee severance costs for approximately 400 salaried and hourly employees; $5.5 million of pension and postretirement benefit curtailment for those employees; $4.8 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment. The goodwill impairment was recorded as amortization expense and most of the other charges were recorded in cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of June 30, 2009, $4.0 million of this amount had been paid.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

6. INTANGIBLES

Goodwill was $416.7 million and $319.4 million at June 30, 2009 and December 31, 2008, respectively. The adjustment of $98.2 million to Goodwill for preliminary purchase allocation is due to Standard Car Truck and Poli. The change in the carrying amount of goodwill by segment for the six months ended June 30, 2009 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2008	$182,247	$137,202	$319,449
Adjustment to preliminary purchase allocation	82,969	15,214	98,183
Foreign currency impact	(732)	(250)	(982)

Balance at June 30, 2009	$264,484	$152,166	$416,650

As of June 30, 2009 and December 31, 2008, the Company’s trademarks had a net carrying amount of $79.7 million and $75.6 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	June 30, 2009	December 31, 2008
Patents and other, net of accumulated amortization of $28,066 and $28,294	$15,054	$19,409
Customer relationships, net of accumulated amortization of $4,928 and $3,399	66,046	141,739

Total	$81,100	$161,148

The weighted average remaining useful life of patents, customer relationships and intellectual property were seven years, 19 years and 20 years, respectively. Amortization expense for intangible assets was $1.7 million and $3.2 million for the three and six months ended June 30, 2009, respectively and $912,000 and $1.8 million for the three and six months ended June 30, 2008, respectively.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	June 30, 2009	December 31, 2008
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	185,000	200,000
Revolving Credit Facility	16,000	36,000
Capital Leases	887	1,080

Total	351,887	387,080
Less—current portion	31,352	30,381

Long-term portion	$320,535	$356,699

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At June 30, 2009 the weighted average interest rate on the Company’s variable rate debt was 1.64%. At June 30, 2009, the Company had available bank borrowing capacity, net of $52.5 million of letters of credit, of approximately $231.5 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The Base Rate margin is zero basis points and the initial Alternate Rate margin is 125 basis points. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On June 30, 2009, the notional value of interest rate swaps outstanding totaled $177.5 million and effectively changed the Company’s interest rate on that bank debt at June 30, 2009 from a variable rate to a fixed rate of 2.18%. The interest rate swap agreements mature at various times through January 2010. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

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

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$76	$77	$673	$887
Interest cost	694	690	1,684	1,918
Expected return on plan assets	(808)	(832)	(1,540)	(2,208)
Net amortization/deferrals	391	338	519	366
Curtailment loss recognized	—	—	414	2,122
Settlement loss recognized	—	—	1,098	388

Net periodic benefit cost	$353	$273	$2,848	$3,473

Assumptions
Discount rate	6.25%	6.35%	6.69%	5.62%
Expected long-term rate of return	8.00%	8.00%	7.34%	7.17%
Rate of compensation increase	3.00%	3.00%	3.47%	3.84%

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$151	$153	$1,304	$1,775
Interest cost	1,387	1,381	3,262	3,839
Expected return on plan assets	(1,616)	(1,665)	(2,979)	(4,428)
Net amortization/deferrals	782	677	1,004	735
Curtailment loss recognized	—	—	414	2,122
Settlement loss recognized	—	—	1,535	520

Net periodic benefit cost	$704	$546	$4,540	$4,563

Assumptions
Discount rate	6.25%	6.35%	6.69%	5.62%
Expected long-term rate of return	8.00%	8.00%	7.34%	7.17%
Rate of compensation increase	3.00%	3.00%	3.47%	3.84%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense, which is primarily based on the projected unit credit method applied in the accompanying financial statements. The Company does not expect to contribute to the U.S. plans and expects to contribute $9.8 million to the international plans during 2009.

Post Retirement Benefit Plans

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$62	$50	$9	$14
Interest cost	470	495	54	52
Net amortization/deferrals	(222)	(226)	(61)	(102)
Curtailment gain recognized	—	—	—	(954)
Special termination benefit recognized	—	—	—	32

Net periodic benefit cost	$310	$319	$2	$(958)

Assumptions
Discount rate	6.25%	6.35%	7.50%	5.50%

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$124	$100	$18	$27
Interest cost	940	990	104	105
Net amortization/deferrals	(443)	(452)	(118)	(205)
Curtailment gain recognized	—	—	—	(954)
Special termination benefit recognized	—	—	—	32

Net periodic benefit cost	$621	$638	$4	$(995)

Assumptions
Discount rate	6.25%	6.35%	7.50%	5.50%

9. STOCK-BASED COMPENSATION

As of June 30, 2009, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

Stock-based compensation expense was $1.4 million and $5.0 million for the six months ended June 30, 2009 and 2008, respectively. Included in the stock-based compensation expense for 2009 above is $861,000 of

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

expense related to stock options, $1.5 million related to restricted stock and $472,000 as compensation for Directors’ fees, offset by a reduction in expense of $1.4 million related to incentive stock awards. The expense reduction for incentive awards is due to a modification of projected achievement of performance criteria. At June 30, 2009, unamortized compensation expense related to those stock options, restricted shares and incentive stock awards expected to vest totaled $16.2 million and will be recognized over a weighted average period of 2.3 years.

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

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the three months ended June 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2008	1,054,244	$20.16	5.5	$20,655
Granted	313,000	30.23		835
Exercised	(20,000)	15.16		355
Canceled	(29,168)	23.60		271

Outstanding at June 30, 2009	1,318,076	$22.55	6.2	$13,642

Exercisable at June 30, 2009	800,942	$16.08	4.4	$13,469

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2009	2008
Dividend yield	.13%	.11%
Risk-free interest rate	2.05%	3.5%
Stock price volatility	43.1%	33.9%
Expected life (years)	5.0	5.0

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

represent the maximum number of shares that may ultimately vest. As of June 30, 2009, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and incentive stock awards activity and related information for the six months ended June 30, 2009:

	Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	279,792	699,666	$35.12
Granted	89,500	174,000	29.00
Vested	(102,334)	(170,334)	36.28
Canceled	(10,750)	(7,000)	32.72

Outstanding at June 30, 2009	256,208	696,332	$33.14

10. INCOME TAXES

The overall effective income tax rate was 6.7% and 24.6% for the three and six months ended June 30, 2009, respectively and 37.4% for both the three and six months ended June 30, 2008. The decrease in effective rate in the second quarter of 2009 is primarily due to a $9.7 million tax benefit resulting from the settlement of examinations in various taxing jurisdictions during the period.

As of December 31, 2008, the liability for income taxes associated with uncertain tax positions was $17.1 million. As of June 30, 2009 the liability for income taxes associated with uncertain tax positions is $9.6 million. If the benefits of the uncertain tax positions are realized, $2.4 million would favorably affect the Company’s effective tax rate. The remaining $7.2 million is recorded as a deferred tax asset and would not impact the Company’s effective tax rate. The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company had accrued interest and penalties related to uncertain tax positions of approximately $4.4 million and $2.4 million, respectively. As of June 30, 2009 the Company has accrued interest and penalties of approximately $2.7 million and $1.4 million, respectively. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2006. At this time, the settlement period for the Company’s unrecognized tax benefits cannot be determined; however, they are not expected to be settled within the next 12 months.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

11. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended June 30,
In thousands, except per share	2009	2008
Numerator
Numerator for basic and diluted earnings per common share—income from continuing operations applicable to common shareholders	$30,836	$33,762
Less: dividends declared—common shares and non-vested restricted stock	(482)	(481)

Undistributed earnings	30,354	33,281
Percentage allocated to common shareholders(1)	99.5%	99.5%

	30,202	33,115
Add: dividends declared—common shares	480	479

Numerator for basic and diluted earnings per common share	$30,682	$33,594

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,487	48,095
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	526	560

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,013	48,655

Per common share income from continuing operations
Basic	$0.65	$0.70
Diluted	$0.64	$0.69

(1) Basic weighted-average common shares outstanding	47,487	48,095
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,710	48,345
Percentage allocated to common shareholders	99.5%	99.5%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

	Six Months Ended June 30,
In thousands, except per share	2009	2008
Numerator
Numerator for basic and diluted earnings per common share—income from continuing operations applicable to common shareholders	$63,502	$66,272
Less: dividends declared—common shares and non-vested restricted stock	(962)	(969)

Undistributed earnings	62,540	65,303
Percentage allocated to common shareholders(1)	99.5%	99.5%

	62,227	64,976
Add: dividends declared—common shares	957	964

Numerator for basic and diluted earnings per common share	$63,184	$65,940

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,594	48,306
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	494	618

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,088	48,924

Per common share income from continuing operations
Basic	$1.33	$1.36
Diluted	$1.32	$1.35

(1) Basic weighted-average common shares outstanding	47,594	48,306
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,830	48,568
Percentage allocated to common shareholders	99.5%	99.5%

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

12. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Six Months Ended June 30,
In thousands	2009	2008
Balance at December 31, 2008 and 2007, respectively	$30,676	$22,314
Warranty provision	9,449	9,752
Warranty claim payments	(8,748)	(5,305)

Balance at June 30, 2009 and 2008, respectively	$31,377	$26,761

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2009, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at June 30, 2009	Fair Value Measurements at June 30, 2009 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$(138)	$—	$(138)	$—
Interest rate swap agreements	(373)	—	(373)	—

Total	$(511)	$—	$(511)	$—

The following table provides the asset carried at fair value measured on a recurring basis as of December 31, 2008, which is included in other current assets on the Condensed Consolidated Balance sheet:

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

The Company’s motion and subsequent appeal to initially dismiss the Federal Court action on jurisdictional grounds was denied on May 2, 2008. During the week of July 28, 2008, the Federal Court conducted a hearing on Faiveley’s injunction request. On August 22, 2008 the Federal Court issued an order denying in part and granting in part Faiveley’s injunction request. Under the order, Wabtec was permitted to perform under all contracts entered into prior to August 22, 2008, including a New York City Transit contract that was the parties main focus during the hearing. However, Wabtec was not permitted to enter into any future contracts for the supply of one of the products at issue, or its components, until the international arbitrators decided the merits of the dispute. Wabtec requested, and was granted, an expedited appeal on the merits of the Federal Court action; that appeal was argued on February 9, 2009. On March 9, 2009, the Second Circuit Court of Appeals vacated the injunction. On April 8, 2009, Faiveley orally asked the Federal Court to issue (immediately) a temporary restraining order (“TRO”) and (later) another preliminary injunction, both of which would prevent the Company from selling one of the products at issue, or its components, until a final resolution of the arbitration. In an April 10, 2009 order, the Federal Court said it was denying Faiveley’s request for a TRO and permitting limited discovery on the issues raised by Faiveley’s preliminary injunction request. The preliminary injunction motion has been briefed, and oral argument was held on July 8, 2009. The Court has told the parties that it expects to issue its decision by the end of August.

On October 1, 2008 in a filing before the international arbitration panel, Faiveley alleged $128 million in damages. On March 20, 2009, Faiveley filed a revised damages claim reducing its claim to $91 million in damages. The Company believes that this claim is grossly overstated, is not supported by the facts or circumstances surrounding the case, and is frivolous in most respects. On February 11, 2009, the international arbitration panel completed the first part of a hearing on the underlying breach of contract and trade secret issues. The second part of the hearing was conducted April 26-29, 2009. Closing arguments were held on May 18 and 19, 2009. The international arbitration panel has said it expects to issue its decision on the merits this year. The Company denies Faiveley’s allegations and does not believe that it has any material legal liability in this matter; it is vigorously contesting all claims.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009. During the first six months of 2009, there were no material changes to the information described in Note 19 therein.

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

and expense and other unallocated charges. Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the following tables are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

Segment financial information for the three months ended June 30, 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$136,079	$197,934	$—	$334,013
Intersegment sales/(elimination)	7,410	710	(8,120)	—

Total sales	$143,489	$198,644	$(8,120)	$334,013

Income (loss) from operations	$15,243	$26,364	$(4,880)	$36,727
Interest expense and other, net	—	—	(3,659)	(3,659)

Income (loss) from continuing operations before income taxes	$15,243	$26,364	$(8,539)	$33,068

Segment financial information for the three months ended June 30, 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$199,631	$190,563	$—	$390,194
Intersegment sales/(elimination)	5,354	557	(5,911)	—

Total sales	$204,985	$191,120	$(5,911)	$390,194

Income (loss) from operations	$36,154	$25,102	$(5,334)	$55,922
Interest expense and other, net	—	—	(1,989)	(1,989)

Income (loss) from continuing operations before income taxes	$36,154	$25,102	$(7,323)	$53,933

Segment financial information for the six months ended June 30, 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$316,026	$395,947	$—	$711,973
Intersegment sales/(elimination)	14,022	1,754	(15,776)	—

Total sales	$330,048	$397,701	$(15,776)	$711,973

Income (loss) from operations	$40,789	$60,467	$(8,781)	$92,475
Interest expense and other, net	—	—	(8,206)	(8,206)

Income (loss) from continuing operations before income taxes	$40,789	$60,467	$(16,987)	$84,269

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

Segment financial information for the six months ended June 30, 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$391,397	$382,124	$—	$773,521
Intersegment sales/(elimination)	9,897	1,001	(10,898)	—

Total sales	$401,294	$383,125	$(10,898)	$773,521

Income (loss) from operations	$72,163	$47,534	$(9,889)	$109,808
Interest expense and other, net	—	—	(3,853)	(3,853)

Income (loss) from continuing operations before income taxes	$72,163	$47,534	$(13,742)	$105,955

Sales by product are as follows:

	Three Months Ended June 30,
In thousands	2009	2008
Brake products	$114,059	$131,852
Freight electronics & specialty products	78,207	96,339
Remanufacturing, overhaul & build	64,694	84,519
Transit products	62,303	55,304
Other	14,750	22,180

Total sales	$334,013	$390,194

	Six Months Ended June 30,
In thousands	2009	2008
Brake products	$240,807	$262,262
Freight electronics & specialty products	180,285	190,353
Remanufacturing, overhaul & build	133,845	179,211
Transit products	122,170	103,379
Other	34,866	38,316

Total sales	$711,973	$773,521

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

Balance Sheet as of June 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$4,023	$(1,682)	$118,992	$—	$121,333
Accounts receivable	196	151,967	99,635	—	251,798
Inventories	—	176,700	72,900	—	249,600
Other current assets	34,011	2,905	5,833	—	42,749

Total current assets	38,230	329,890	297,360	—	665,480
Property, plant and equipment	2,496	116,901	75,079	—	194,476
Goodwill	7,980	302,031	106,639	—	416,650
Investment in subsidiaries	1,905,017	344,497	296,078	(2,545,592)	—
Other intangibles	165	118,902	41,703	—	160,770
Other long term assets	(7,689)	1,885	28,612	—	22,808

Total Assets	$1,946,199	$1,214,106	$845,471	$(2,545,592)	$1,460,184

Current liabilities	$28,314	$197,702	$90,544	$—	$316,560
Intercompany	848,686	(935,467)	86,781	—	—
Long-term debt	319,750	350	435	—	320,535
Other long term liabilities	46,029	22,998	50,642	—	119,669

Total liabilities	1,242,779	(714,417)	228,402	—	756,764
Stockholders’ equity	703,420	1,928,523	617,069	(2,545,592)	703,420

Total Liabilities and Stockholders’ Equity	$1,946,199	$1,214,106	$845,471	$(2,545,592)	$1,460,184

Balance Sheet as of December 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$37,941	$4,272	$99,592	$—	$141,805
Accounts receivable	396	180,990	92,174	—	273,560
Inventories	—	186,761	77,397	—	264,158
Other current assets	36,300	4,397	5,129	—	45,826

Total current assets	74,637	376,420	274,292	—	725,349
Property, plant and equipment	1,598	129,092	76,858	—	207,548
Goodwill	7,980	219,062	92,407	—	319,449
Investment in subsidiaries	1,794,010	323,131	290,783	(2,407,924)	—
Other intangibles	561	194,841	41,338	—	236,740
Other long term assets	(2,139)	650	19,923	—	18,434

Total Assets	$1,876,647	$1,243,196	$795,601	$(2,407,924)	$1,507,520

Current liabilities	$36,418	$248,245	$103,388	$—	$388,051
Intercompany	776,708	(856,059)	79,351	—	—
Long-term debt	356,000	394	305	—	356,699
Other long term liabilities	62,150	22,590	32,659	—	117,399

Total liabilities	1,231,276	(584,830)	215,703	—	862,149
Stockholders’ equity	645,371	1,828,026	579,898	(2,407,924)	645,371

Total Liabilities and Stockholders’ Equity	$1,876,647	$1,243,196	$795,601	$(2,407,924)	$1,507,520

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

Income Statement for the Three Months Ended June 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$245,907	$104,888	$(16,782)	$334,013
Cost of sales	656	(166,857)	(85,761)	9,582	(242,380)

Gross profit (loss)	656	79,050	19,127	(7,200)	91,633
Operating expenses	(10,161)	(29,824)	(14,921)	—	(54,906)

Operating (loss) profit	(9,505)	49,226	4,206	(7,200)	36,727
Interest (expense) income, net	(5,423)	1,761	137	—	(3,525)
Other income (expense), net	123	(5,081)	4,824	—	(134)
Equity earnings	40,843	12,733	—	(53,576)	—

Income (loss) from continuing operations before income tax	26,038	58,639	9,167	(60,776)	33,068
Income tax expense	4,798	(3,090)	(3,940)	—	(2,232)

Net income (loss) attributable to Wabtec shareholders	$30,836	$55,549	$5,227	$(60,776)	$30,836

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended June 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$287,801	$141,222	$(38,829)	$390,194
Cost of sales	(151)	(192,171)	(119,059)	29,688	(281,693)

Gross (loss) profit	(151)	95,630	22,163	(9,141)	108,501
Operating expenses	(11,047)	(30,692)	(10,840)	—	(52,579)

Operating (loss) profit	(11,198)	64,938	11,323	(9,141)	55,922
Interest (expense) income, net	(4,718)	2,103	1,322	—	(1,293)
Other (expense) income, net	(188)	346	(854)	—	(696)
Equity earnings	61,738	9,022	—	(70,760)	—

Income (loss) from continuing operations before income tax	45,634	76,409	11,791	(79,901)	53,933
Income tax expense	(11,872)	(3,589)	(4,710)	—	(20,171)

Net income (loss) attributable to Wabtec shareholders	$33,762	$72,820	$7,081	$(79,901)	$33,762

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

Income Statement for the Six Months Ended June 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$539,436	$214,587	$(42,050)	$711,973
Cost of sales	1,489	(362,217)	(174,732)	21,605	(513,855)

Gross profit (loss)	1,489	177,219	39,855	(20,445)	198,118
Operating expenses	(18,343)	(59,309)	(27,991)	—	(105,643)

Operating (loss) profit	(16,854)	117,910	11,864	(20,445)	92,475
Interest (expense) income, net	(11,592)	2,861	270	—	(8,461)
Other (expense) income, net	(45)	(5,726)	6,026	—	255
Equity earnings	97,038	11,925	—	(108,963)	—

Income (loss) from continuing operations before income tax	68,547	126,970	18,160	(129,408)	84,269
Income tax expense	(5,045)	(6,036)	(9,686)	—	(20,767)

Net income (loss) attributable to Wabtec shareholders	$63,502	$120,934	$8,474	$(129,408)	$63,502

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Six Months Ended June 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$575,032	$267,423	$(68,934)	$773,521
Cost of sales	(370)	(388,948)	(223,292)	52,805	(559,805)

Gross (loss) profit	(370)	186,084	44,131	(16,129)	213,716
Operating expenses	(26,992)	(55,643)	(21,273)	—	(103,908)

Operating (loss) profit	(27,362)	130,441	22,858	(16,129)	109,808
Interest (expense) income, net	(9,543)	4,494	2,275	—	(2,774)
Other (expense) income, net	(411)	1,938	(2,606)	—	(1,079)
Equity earnings	126,752	16,057	—	(142,809)	—

Income (loss) from continuing operations before income tax	89,436	152,930	22,527	(158,938)	105,955
Income tax expense	(23,164)	(7,333)	(9,183)	—	(39,680)

Income (loss) from continuing operations	66,272	145,597	13,344	(158,938)	66,275
Income (loss) from discontinued operations (net of tax)	—	—	(3)	—	(3)

Net income (loss) attributable to Wabtec shareholders	$66,272	$145,597	$13,341	$(158,938)	$66,272

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 (UNAUDITED)

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$22,648	$119,408	$25,368	$(129,408)	$38,016
Net cash (used for) investing activities	(1,234)	(4,413)	(4,156)	—	(9,803)
Net cash (used for) provided by financing activities	(55,332)	(120,949)	(9,152)	129,408	(56,025)
Effect of changes in currency exchange rates	—	—	7,340	—	7,340

(Decrease) increase in cash	(33,918)	(5,954)	19,400	—	(20,472)
Cash, beginning of year	37,941	4,272	99,592	—	141,805

Cash, end of period	$4,023	$(1,682)	$118,992	$—	$121,333

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(4,416)	$141,926	$51,605	$(158,938)	$30,177
Net cash used for investing activities	(4,483)	(3,134)	(171)	—	(7,788)
Net cash (used for) provided by financing activities	(22,757)	(145,644)	(13,341)	158,938	(22,804)
Effect of changes in currency exchange rates	—	—	7,406	—	7,406

(Decrease) increase in cash	(31,656)	(6,852)	45,499	—	6,991
Cash, beginning of year	82,911	10,004	141,774	—	234,689

Cash, end of period	$51,255	$3,152	$187,273	$—	$241,680

17. OTHER EXPENSE, NET

The components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Foreign currency (loss) gain	$(427)	$(854)	$223	$(1,196)
Other miscellaneous income	293	158	32	117

Total other (expense) income, net	$(134)	$(696)	$255	$(1,079)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 16 countries. In the first six months of 2009, about 38% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. These fluctuations can cause changes in demand for new locomotives and freight cars, and for aftermarket service and repair work. The passenger transit industry is primarily driven by government funding of projects and passenger ridership, which affect demand for new locomotives, subway cars and buses, and for aftermarket service and repair work.

Through the second quarter of 2009, conditions have remained generally stable in the Company’s passenger transit rail markets, while conditions in the freight rail markets have declined significantly compared to 2008, due to the global recession. Through mid-July 2009, revenue ton-miles, in the U.S. freight rail industry have decreased 18%. As a result, demand for new locomotives and freight cars are significantly lower than in 2008. At June 30, 2009, the U.S. industry backlog of freight cars ordered was 21,558 compared to 31,921 at the end of the prior year. Less than 20% of the Company’s revenues are directly related to deliveries of new freight cars. In the passenger transit rail market, ridership in the U.S. was down about 1% in the first quarter due to the economic slowdown, but U.S. federal government funding was expected to increase 6% for the year. This increase in funding has helped the Company build a strong backlog of transit projects. In addition, the Company has continued to expand its passenger transit capabilities outside the U.S., into markets such as Europe, which are much larger.

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

Since 2006, Wabtec has downsized its Canadian operations by moving certain products to lower-cost facilities and outsourcing. In the Freight segment, Wabtec recorded no charges for the three and six months ended June 30, 2009. Wabtec recorded charges of $3.1 million for the three and six months ended June 30, 2008. Total expenses for restructuring and other expenses recorded since 2006 have been $16.5 million, comprised of the $5.6 million for employee severance costs for approximately 400 salaried and hourly employees; $5.5 million of pension and postretirement benefit curtailment for those employees; $4.8 million related to asset impairments for structures, machinery, and equipment; and $0.6 million for goodwill impairment. The goodwill impairment was recorded as amortization expense and most of the other charges were recorded in cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of June 30, 2009, $4.0 million of this amount had been paid.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Net sales	$334.0	$390.2	$712.0	$773.5
Cost of sales	(242.4)	(281.7)	(513.9)	(559.8)

Gross profit	91.6	108.5	198.1	213.7
Selling, general and administrative expenses	(42.3)	(42.1)	(81.1)	(82.5)
Engineering expenses	(10.8)	(9.6)	(21.3)	(19.6)
Amortization expense	(1.8)	(0.9)	(3.2)	(1.8)

Total operating expenses	(54.9)	(52.6)	(105.6)	(103.9)
Income from operations	36.7	55.9	92.5	109.8
Interest income (expense), net	(3.5)	(1.3)	(8.5)	(2.7)
Other expense, net	(0.1)	(0.7)	0.3	(1.1)

Income from continuing operations before income taxes	33.1	53.9	84.3	106.0
Income tax expense	(2.3)	(20.1)	(20.8)	(39.7)

Net income attributable to Wabtec shareholders	$30.8	$33.8	$63.5	$66.3

SECOND QUARTER 2009 COMPARED TO SECOND QUARTER 2008

The following table summarizes the results of operations for the period:

	Three months ended June 30,
In thousands	2009	2008	Percent Change
Freight Group	$136,079	$199,631	(31.8)%
Transit Group	197,934	190,563	3.9%

Net sales	334,013	390,194	(14.4)%

Income from operations	36,727	55,922	(34.3)%
Net income attributable to Wabtec shareholders	$30,836	$33,762	(8.7)%

Net sales decreased by $56.2 million to $334.0 million from $390.2 million for the three months ended June 30, 2009 and 2008, respectively. The decrease is primarily due to the current economic conditions leading to lower Freight Group sales. The Company realized a net sales reduction of $17.1 million due to unfavorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the three months ended June 30, 2009 was $30.8 million or $0.64 per diluted share. Net income for the three months ended June 30, 2008 was $33.8 million or $0.69 per diluted share. The decrease in net income is primarily due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions, partially offset by lower income taxes.

Freight Group sales decreased by $63.5 million or 31.8% primarily due to lower sales of $39.1 million for electronics and specialty products, $30.7 million for brake products, $10.0 million for remanufacturing, overhaul and manufacturing of locomotives and $6.2 million for other products. Offsetting those reductions was an increase in sales of $25.8 million from acquisitions. For the Freight Group, net sales were reduced by $3.3 million due to unfavorable effects of foreign exchange on sales mentioned above.

Transit Group sales increased by $7.3 million or 3.9% primarily due to increased sales of $9.8 million for brake products, $8.7 million for other transit-related products and $6.1 million from acquisitions. Offsetting those increases was a decrease in sales of $3.5 million for remanufacturing, overhaul and build of locomotives. For the Transit Group, net sales were reduced by $13.8 million due to unfavorable effects of foreign exchange on sales mentioned above.

Gross profit Gross profit decreased to $91.6 million in the second quarter of 2009 compared to $108.5 million in the same period of 2008. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 27.4% compared to 27.8%, for the second quarter of 2009 and 2008, respectively. The gross profit percentage decreased due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales. The provision for warranty expense was $1.2 million higher in 2009 compared to the same period of 2008 because of increased transit sales. The warranty reserve increased at June 30, 2009 compared to June 30, 2008 by $4.6 million due primarily to transit authority contracts.

Operating expenses The following table shows our operating expenses:

	Three months ended June 30,
In thousands	2009	2008	Percent Change
Selling, general and administrative expenses	$42,346	$42,036	0.7%
Engineering expenses	10,765	9,631	11.8%
Amortization expense	1,795	912	96.8%

Total operating expenses	$54,906	$52,579	4.4%

Selling, general, and administrative expenses increased $0.3 million in the second quarter of 2009 compared to the same period of 2008. Engineering expenses increased by $1.1 million in the second quarter of 2009 compared to the same period of 2008 due primarily to the acquisitions that occurred in 2008. Amortization expense increased in the second quarter of 2009 compared to the same period in 2008 due primarily to the acquisitions that occurred in 2008. Total operating expenses were 16.4% and 13.5% of sales for the second quarter of 2009 and 2008, respectively.

Income from operations Income from operations totaled $36.7 million (or 11.0% of sales) in the second quarter of 2009 compared with $55.9 million (or 14.3% of sales) in the same period of 2008. Income from operations decreased primarily due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions.

Interest expense, net Interest expense, net increased $2.2 million in the second quarter of 2009 compared to the same period of 2008 primarily due to additional borrowings for acquisitions.

Other expense, net The Company recorded foreign exchange losses of $427,000 in the second quarter of 2009 and foreign exchange losses of $854,000 in the second quarter of 2008, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 6.7% and 37.4% for second quarter of 2009 and 2008, respectively. The decrease in effective rate in the second quarter of 2009 is primarily due to a $9.7 million tax benefit resulting from the settlement of examinations in various taxing jurisdictions during the period.

Net income Net income for the second quarter of 2009 decreased $2.9 million, compared with the same period of 2008. The decrease in net income is primarily due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions, partially offset by lower income taxes.

FIRST SIX MONTHS OF 2009 COMPARED TO FIRST SIX MONTHS OF 2008

The following table summarizes the results of operations for the period:

	Six months ended June 30,
In thousands	2009	2008	Percent Change
Freight Group	$316,026	$391,397	(19.3)%
Transit Group	395,947	382,124	3.6%

Net sales	711,973	773,521	(8.0)%

Income from operations	92,475	109,808	(15.8)%
Net income attributable to Wabtec shareholders	$63,502	$66,272	(4.2)%

Net sales decreased by $61.5 million to $712.0 million from $773.5 million for the six months ended June 30, 2009 and 2008, respectively. The decrease is primarily due to the current economic conditions leading to lower Freight Group sales. The Company realized a net sales reduction of $38.6 million due to unfavorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the six months ended June 30, 2009 was $63.5 million or $1.32 per diluted share. Net income for the six months ended June 30, 2008 was $66.3 million or $1.35 per diluted share. The decrease in net income is primarily due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions, partially offset by cost-saving initiatives and lower income taxes.

Freight Group sales decreased by $75.4 million or 19.3% primarily due to lower sales of $60.0 million for electronics and specialty products, $54.4 million for brake products and $10.1 million for remanufacturing, overhaul and manufacturing of locomotives. Offsetting those reductions was an increase in sales of $60.0 million from acquisitions. For the Freight Group, net sales were reduced by $8.6 million due to unfavorable effects of foreign exchange on sales mentioned above.

Transit Group sales increased by $13.9 million or 3.6% primarily due to increased sales of $26.9 million for brake products, $20.3 million for other transit-related products and $12.5 million from acquisitions. Offsetting those increases was a decrease in sales of $15.7 million for remanufacturing, overhaul and build of locomotives. For the Transit Group, net sales were reduced by $30.0 million due to unfavorable effects of foreign exchange on sales mentioned above.

Gross profit Gross profit decreased to $198.1 million for the first six months of 2009 compared to $213.7 million in the same period of 2008. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 27.8% compared to 27.6%, for the first six months of 2009 and 2008, respectively. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales. The provision for warranty expense was $0.3 million less for the first six months of 2009 compared to the same period of 2008 because of decreased sales.

Operating expenses The following table shows our operating expenses:

	Six months ended June 30,
In thousands	2009	2008	Percent Change
Selling, general and administrative expenses	$81,133	$82,481	(1.6)%
Engineering expenses	21,324	19,612	8.7%
Amortization expense	3,186	1,815	75.5%

Total operating expenses	$105,643	$103,908	1.7%

Selling, general, and administrative expenses decreased a net $1.3 million in the first six months of 2009 compared to the same period of 2008 primarily due to cost-saving initiatives, partially offset by increased expenses from acquisitions. Engineering expenses increased by $1.7 million in the first six months of 2009 compared to the same period of 2008 due primarily to the acquisitions that occurred in 2008. Amortization expense increased in the first six months of 2009 compared to the same period in 2008 due primarily to the acquisitions that occurred in 2008. During the six months ended June 30, 2009 the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. While certain portions of the building are being leased back, this transaction resulted in a gain of $2.1 million and deferred gain of $0.6 million. The deferred gain will be recognized over five years. Total operating expenses were 14.8% and 13.4% of sales for the first six months of 2009 and 2008, respectively.

Income from operations Income from operations totaled $92.5 million (or 13.0% of sales) in the first six months of 2009 compared with $109.8 million (or 14.2% of sales) in the same period of 2008. Income from operations decreased primarily due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions, partially offset by cost-saving initiatives.

Interest expense, net Interest expense, net increased $5.7 million in the first six months of 2009 compared to the same period of 2008 primarily due to additional borrowings for acquisitions.

Other expense, net The Company recorded foreign exchange gains of $223,000 in the first six months of 2009 and foreign exchange losses of $1.2 million in the first six months of 2008, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 24.6% and 37.4% for first six months of 2009 and 2008, respectively. The decrease in effective rate in the first six months of 2009 is primarily due to a $9.7 million tax benefit resulting from the settlement of examinations in various taxing jurisdictions during the period.

Net income Net income for the first six months of 2009 decreased $2.8 million, compared with the same period of 2008. The decrease in net income is primarily due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions, partially offset by cost-saving initiatives and lower income taxes.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Six months ended June 30,
In thousands	2009	2008
Cash provided by (used for):
Operating activities	$38,016	$30,177
Investing activities	(9,803)	(7,788)
Financing activities	(56,025)	(22,804)
(Decrease) increase in cash	$(20,472)	$6,991

Operating activities Cash provided by operations in the first six months of 2009 was $38.0 million as compared to $30.2 million for the same period of 2008. This $7.8 million increase in cash provided by operations primarily resulted from a decrease in working capital. The accounts receivable decrease resulted in an $86.1 million improvement, which was due to decreased sales. The inventory decrease resulted in a $37.3 million improvement, which was due to a reduction of inventory on hand. Accounts payables used cash of $53.1 million due to a reduction in purchasing. Accrued liabilities and customer deposits used cash of $54.5 million primarily due to a reduction in customer deposits. Other assets and liabilities, including accrued income taxes, used cash of $2.6 million.

Investing activities Cash used for investing activities in the first six months of 2009 was $9.8 million as compared to $7.8 million for the same period of 2008. Capital expenditures were $8.7 million and $8.3 million in the first six months of 2009 and 2008, respectively. During the first six months of 2009 the Company paid $4.7 million as part of the working capital settlement for the Poli acquisition. During the first six months of 2009 the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. While certain portions of the building are being leased back, this transaction resulted in a gain of $2.1 million and deferred gain of $0.6 million. The deferred gain will be recognized over five years.

Financing activities In the first six months of 2009, cash used by financing activities was $56.0 million, which included $92.0 million of debt repayments and $72.0 million in proceeds from debt on the revolving credit facility, $17.7 million of debt repayments on the term loan and other debt, $1.0 million of dividend payments and $19.7 million for the repurchase of 669,700 shares of stock. In the first six months of 2008, cash used for financing activities was $22.8 million, which included $2.9 million of proceeds from the exercise of stock options and other benefit plans, offset by $1.0 million of dividend payments and $24.7 million for the repurchase of 718,100 shares of stock.

The following table shows outstanding indebtedness at June 30, 2009 and December 31, 2008.

In thousands	June 30, 2009	December 31, 2008
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	185,000	200,000
Revolving Credit Facility	16,000	36,000
Capital Leases	887	1,080

Total	351,887	387,080
Less—current portion	31,352	30,381

Long-term portion	$320,535	$356,699

Cash balance at June 30, 2009 and December 31, 2008 was $121.3 and $141.8 million, respectively.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At June 30, 2009 the weighted average interest rate on the Company’s variable rate debt was 1.64%. At June 30, 2009, the Company had available bank borrowing capacity, net of $52.5 million of letters of credit, of approximately $231.5 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The Base Rate margin is zero basis points and the initial Alternate Rate margin is 125 basis points. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On June 30, 2009, the notional value of interest rate swaps outstanding totaled $177.5 million and effectively changed the Company’s interest rate on that bank debt at June 30, 2009 from a variable rate to a fixed rate of 2.18%. The interest rate swap agreements mature at various times through January 2010. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

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

Company Stock Repurchase Plan

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. On February 20, 2008, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares. During the first quarter of 2008, the Company completed the $50 million authorization made in 2006. Cumulative purchases under both plans have totaled $102.2 million, leaving $47.8 million under the authorization.

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which qualifies under the 2008 Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding.

During the first six months of 2009, the Company repurchased 669,700 shares at an average price of $29.35 per share. During 2008, the Company repurchased 1,317,900 shares of its stock at an average price of $34.75 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2009, the Company has recognized a total liability of $9.6 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 57% and 61% of total long-term debt at June 30, 2009 and December 31, 2008, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at June 30, 2009 would increase or decrease interest expense by $2.0 million.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance. The Company concluded that these interest rate swap agreements qualify for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of June 30, 2009, the Company had interest rate swap agreements with a notional value of $177.5 million and which effectively changed the Company’s interest rate on that bank debt at June 30, 2009 from a variable rate to a fixed rate of 2.18%. The interest rate swap agreements mature at various times through January 2010. As of June 30, 2009, the Company recorded a current liability of $373,000 and a corresponding offset in accumulated other comprehensive loss of $225,000, net of tax.

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

At June 30, 2009, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of June 30, 2009, the Company had forward contracts with a notional value of 14.3 million ZAR (or $1.7 million USD), with an average exchange rate of 8.64 ZAR per $1 USD, resulting in the recording of a current liability of $138,000 and a corresponding offset in accumulated other comprehensive loss of $87,000, net of tax.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the six months of 2009, approximately 62% of Wabtec’s net sales were to customers in the United States, 7% in Canada, 3% in Mexico, 4% in Australia, 3% in Germany, 10% in the United Kingdom, and 11% in other international locations.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2009. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the repurchase program which qualifies under the Refinancing Credit Agreement and the 2008 Refinancing Credit Agreement, as well as the 6 7/8% Senior Notes currently outstanding.

During the first six months of 2009, the Company repurchased 669,700 shares at an average price of $29.35 per share. During 2008, the Company repurchased 1,317,900 shares of its stock at an average price of $34.75 per share. All purchases were on the open market.

Repurchases during the second quarter of 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
March 29, 2009 to April 25, 2009	112,300	27.22	112,300	$57,112,644
April 26, 2009 to May 23, 2009	142,400	35.68	142,400	$52,031,349
May 24, 2009 to June 27, 2009	125,000	33.95	125,000	$47,787,368

Total	379,700	32.61	379,700	$47,787,368

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Wabtec was held May 13, 2009. One matter was considered and voted upon at the Annual Meeting: the election of four persons to serve as Directors.

Election of Directors Nominations of Brian P. Hehir, Michael W.D. Howell, Gary C. Valade and Nickolas W. Vande Steeg to serve as Directors for a term expiring in 2012 were considered and each nominee was elected.

The voting was as follows:

Nominee	Title	Votes For	Votes Against	Votes Withheld
Brian P. Hehir	Director	41,577,643	—	1,866,189
Michael W.D. Howell	Director	41,599,577	—	1,844,255
Gary C. Valade	Director	37,424,086	—	6,019,746
Nickolas W. Vande Steeg	Director	42,201,425	—	1,242,407

The terms of office of Robert J. Brooks, Emilio A. Fernandez, Lee B. Foster II, William E. Kassling, Albert J. Neupaver, and James V. Napier continued after the Annual Meeting. They will serve as directors until their terms expire and until their successors have been duly elected and qualified.

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007.

10.1	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Charles F. Kovac, Raymond T. Betler, Richard A. Mathes, R. Mark Cox, Scott E. Wahlstrom and Timothy R. Wesley.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon,
Senior Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)
DATE: August 7, 2009

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007, filed as Exhibit 3.1 to Form 8-K filed on December 14, 2007, and incorporated herein by reference.

10.1	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Charles F. Kovac, Raymond T. Betler, Richard A. Mathes, R. Mark Cox, Scott E. Wahlstrom and Timothy R. Wesley, filed as Exhibit 10.1 to Form 8-K filed on July 2, 2009, and incorporated herein by reference.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, filed herewith.

*	Management contract or compensatory plan.