Form 10-Q
period 2009-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2009-10-29
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2009
Common Stock, $.01 par value per share	47,565,936 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

September 30, 2009 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$255,185	$141,805
Accounts receivable	230,981	273,560
Inventories	244,868	264,158
Deferred income taxes	31,708	31,133
Other current assets	10,351	14,693

Total current assets	773,093	725,349
Property, plant and equipment	440,005	431,604
Accumulated depreciation	(243,954)	(224,056)

Property, plant and equipment, net	196,051	207,548
Other Assets
Goodwill	424,717	319,449
Other intangibles, net	160,792	236,740
Deferred income taxes	607	1,052
Other noncurrent assets	19,555	17,382

Total other assets	605,671	574,623

Total Assets	$1,574,815	$1,507,520

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$113,101	$162,633
Customer deposits	57,475	80,353
Accrued compensation	29,395	36,483
Accrued warranty	19,177	20,933
Current portion of long-term debt	31,977	30,381
Other accrued liabilities	58,696	57,268

Total current liabilities	309,821	388,051
Long-term debt	400,365	356,699
Reserve for postretirement and pension benefits	55,711	69,343
Deferred income taxes	28,363	12,870
Accrued warranty	12,627	9,743
Other long term liabilities	15,384	25,007

Total liabilities	822,271	861,713
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,560,441 and 47,907,357 outstanding at September 30, 2009 and December 31, 2008, respectively	662	662
Additional paid-in capital	328,510	328,587
Treasury stock, at cost, 18,614,326 and 18,267,410 shares, at September 30, 2009 and December 31, 2008, respectively	(291,148)	(276,421)
Retained earnings	742,495	653,083
Accumulated other comprehensive loss	(29,391)	(60,540)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	751,128	645,371
Non-controlling interest	1,416	436

Total shareholders’ equity	752,544	645,807

Total Liabilities and Shareholders’ Equity	$1,574,815	$1,507,520

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended September 30		Unaudited Nine Months Ended September 30
In thousands, except per share data	2009	2008	2009	2008
Net sales	$330,455	$396,017	$1,042,428	$1,169,538
Cost of sales	(235,629)	(288,343)	(749,484)	(848,148)

Gross profit	94,826	107,674	292,944	321,390
Selling, general and administrative expense	(37,395)	(43,841)	(118,528)	(126,322)
Engineering expense	(10,157)	(9,713)	(31,481)	(29,325)
Amortization expense	(1,515)	(1,666)	(4,701)	(3,481)

Total operating expenses	(49,067)	(55,220)	(154,710)	(159,128)
Income from operations	45,759	52,454	138,234	162,262
Other income and expenses
Interest expense, net	(3,687)	(1,943)	(12,148)	(4,717)
Other income (expense) , net	394	(100)	649	(1,179)

Income from continuing operations before income taxes	42,466	50,411	126,735	156,366
Income tax expense	(15,118)	(17,241)	(35,885)	(56,921)

Income from continuing operations	27,348	33,170	90,850	99,445
Discontinued operations
Loss from discontinued operations (net of tax)	—	—	—	(3)

Net income attributable to Wabtec shareholders	$27,348	$33,170	$90,850	$99,442

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.58	$0.68	$1.90	$2.05

Diluted
Net income attributable to Wabtec shareholders	$0.57	$0.68	$1.89	$2.03

Weighted average shares outstanding
Basic	47,289	48,161	47,537	48,269
Diluted	47,752	48,827	48,019	48,918

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
In thousands	2009	2008
Operating Activities
Net income attributable to Wabtec shareholders	$90,850	$99,442
Stock-based compensation expense	3,632	7,684
(Gain) loss on disposal of property, plant and equipment	(2,561)	2,473
Adjustments to reconcile net income to net cash provided by operations:
Discontinued operations	—	(38)
Depreciation and amortization	23,853	22,035
Excess income tax benefits from exercise of stock options	(481)	(1,643)
Changes in operating assets and liabilities
Accounts receivable	52,048	(71,810)
Inventories	24,870	(31,808)
Accounts payable	(53,327)	13,213
Accrued income taxes	2,484	3,153
Accrued liabilities and customer deposits	(49,712)	39,655
Other assets and liabilities	(2,417)	(5,061)

Net cash provided by operating activities	89,239	77,295
Investing Activities
Purchase of property, plant and equipment and other	(10,848)	(12,483)
Acquisitions of business, net of cash acquired	(3,446)	(82,263)
Acquisition purchase price adjustment	(4,771)	—
Proceeds from disposal of property, plant and equipment	3,671	94

Net cash used for investing activities	(15,394)	(94,652)
Financing Activities
Proceeds from debt	176,000	—
Payments of debt	(131,261)	(64)
Proceeds from exercise of stock options and other benefit plans	737	2,431
Stock repurchase	(19,654)	(24,653)
Excess income tax benefits from exercise of stock options	481	1,643
Cash dividends ($0.03 per share for the nine months ended September 30, 2009 and 2008)	(1,438)	(1,454)

Net cash provided by (used for) financing activities	24,865	(22,097)
Effect of changes in currency exchange rates	14,670	(8,845)

Increase (decrease) in cash	113,380	(48,299)
Cash, beginning of year	141,805	234,689

Cash, end of period	$255,185	$186,390

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 16 countries. In the first nine months of 2009, about 39% of the Company’s revenues came from customers outside the U.S.

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

In preparing the accompanying unaudited condensed consolidated interim financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009 until October 29, 2009, the issuance date of the financial statements.

Accounting Standards Codification The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Revenue Recognition Revenue is recognized in accordance with ASC 605 “Revenue Recognition”. Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $12.0 million and $11.0 million at September 30, 2009 and December 31, 2008, respectively.

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

At September 30, 2009, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of September 30, 2009, the Company had forward contracts with a notional value of 13.0 million ZAR (or $1.5 million USD), with an average exchange rate of 8.59 ZAR per $1USD, resulting in the recording of a current liability of $190,000 and a corresponding offset in accumulated other comprehensive loss of $121,000, net of tax.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance. The Company concluded that these interest rate swap agreements qualify for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of September 30, 2009, the Company had interest rate swap agreements with a notional value of $127.5 million and which effectively changed the Company’s interest rate on that bank debt at September 30, 2009 from a variable rate to a fixed rate of 1.83%. The interest rate swap agreements mature at various times through January 2010. As of September 30, 2009, the Company recorded a current liability of $270,000 and a corresponding offset in accumulated other comprehensive loss of $163,000, net of tax.

Noncontrolling Interests On January 1, 2009, the Company adopted the amendment under ASC 810 “Consolidation” related to noncontrolling interests in consolidated financial statements. This amendment establishes

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amendment clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. The presentation and disclosure requirements of the amendment require retrospective application to all prior periods presented. In accordance with ASC 810, the Company classified noncontrolling interests as equity on our condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008. Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2009 and 2008 was not material.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction gains recognized in other (expense) income, net were $154,000 for the three months ended September 30, 2009 and foreign exchange transaction losses recognized in other (expense) income, net were $601,000 for the three months ended September 30, 2008. Foreign exchange transaction gains recognized in other (expense) income, net were $377,000 for the nine months ended September 30, 2009 and foreign exchange transaction losses recognized in other (expense) income, net were $1.8 million for the nine months ended September 30, 2008.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts, interest rate swaps, and pension and post retirement related adjustments. Changes in the table below adjust components of accumulated other comprehensive income. Total comprehensive income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Net income attributable to Wabtec shareholders	$27,348	$33,170	$90,850	$99,442
Foreign currency translation gain (loss)	14,829	(30,731)	26,421	(18,340)
Unrealized (loss) gain on foreign exchange contracts, net of tax	(33)	—	(147)	43
Unrealized gain (loss) on interest rate swap contracts, net of tax	62	—	(163)	—
Change in pension and post retirement benefit plans, net of tax	4,298	227	5,038	709

Total comprehensive income	$46,504	$2,666	$121,999	$81,854

The components of accumulated other comprehensive loss were:

In thousands	September 30, 2009	December 31, 2008
Foreign currency translation gain (loss)	$7,281	$(19,140)
Unrealized (loss) gain on foreign exchange contracts, net of tax	(121)	26
Unrealized loss on interest rate swap contracts, net of tax	(163)	—
Pension benefit plans and post retirement benefit plans, net of tax	(36,388)	(41,426)

Total accumulated comprehensive loss	$(29,391)	$(60,540)

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Reclassifications Certain prior year amounts have been reclassified where necessary to conform to the current year presentation.

Recent Accounting Pronouncements In June 2009, the FASB issued Update No. 2009-01, “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-01). ASU 2009-01 establishes only two levels of GAPP, authoritative and nonauthoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The Company began using the new guidelines and number system prescribed by the ASC when referring to GAAP in the third quarter 2009. As the ASC was not intended to change or alter existing GAAP, and adoption of this standard did not have any impact on the Company’s financial condition or results of operations.

In June 2009, an update was made to ASC 860 “Transfers and Servicing”. Among other items, the update removes the concept of a qualifying special-purpose entity and clarifies that the objective of ASC 860 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. The update is effective January 1, 2010. Upon adoption, the Company does not expect this update to have a material impact on its financial condition or results of operations.

In June 2009, an update was made to ASC 810 “Consolidation”. This update amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Upon adoption, the Company does not expect this update to have a material impact on its financial condition or results of operations.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value measurement and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC 820 “Fair Value Measurements and Disclosures” to provide further guidance on how to measure the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective beginning fourth quarter of 2009 for the Company. Upon adoption, the Company does not expect this update to have a material impact on its financial condition or results of operations.

In September 2009, the FASB issued Update No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities that Calculate Net Asset Value per share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 provides amendments to ASC 820-10 “Fair Value Measurements and Disclosures—Overall” for the fair value measurement of investments in certain entities. In addition, ASU 2009-12 requires disclosures by major category of investment about the attributes of investments within the scope of the amendments in the update. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Upon adoption, the Company does not expect this update to have a material impact on its financial condition or results of operations.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, 2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, 3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, 4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting ASU 2009-13.

In October 2009, the FASB issued Update No. 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-14). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting ASU 2009-14.

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On October 1, 2009, subsequent to the close of our accounting quarter, the Company used cash on hand to acquire Unifin International LP, and its affiliate, Cardinal Pumps and Exchangers, Inc. (“Unifin”), a leading manufacturer of cooling systems and related equipment for the power generation and transmission industry, for a net purchase price of $93.3 million. Unifin will operate as a business of Wabtec’s Freight Group.

On July 22, 2009, the Company acquired certain assets from Chardon Rubber Company for $3.4 million. Chardon Rubber is a designer and manufacturer of rubber and plastic components and systems.

On December 5, 2008, the Company acquired Standard Car Truck Company (“SCT”), a manufacturer and designer of stabilization systems for freight cars, including engineered truck (undercarriage) components such as springs, friction wedges and wear plates. Its Barber® brand truck design is used throughout the world and holds a leading share of the North American market. The company also manufactures and services locomotives components, including compressors and pumps. The purchase price was $302.6 million, net of cash received, resulting in preliminary additional goodwill of $151.8 million, of which all will be deductible for tax purposes. Included in the purchase price of $302.6 million is $25.0 million related to an escrow deposit, which may be released to the Company for working capital adjustments or indemnity claims in accordance with the purchase and escrow agreements. On December 5, 2008, the Company acquired a majority of Beijing Wabtec Huaxia Technology Company, Ltd. (“Huaxia”) for $5.6 million. On December 31, 2008, the Company invested $2.8 million in Shenyang CNR Wabtec Railway Brake Technology Company, Ltd. (“Shenyang”) for a minority interest in the joint venture Company. Huaxia and Shenyang manufacture braking equipment, including brake shoes, pads and friction linings for the freight car market in China. On October 27, 2008, the Company acquired certain assets related to the development, sale, service, and maintenance of software programs used in train

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

management systems for $4.5 million. On June 30, 2008, the Company acquired 100% of the stock of Poli S.p.A. (Poli), a European-based manufacturer of rail braking equipment including brake discs for high speed applications, as well as tread brake units and pneumatic brake valves that meet International Union of Railways (UIC) standards. Poli will primarily operate as a business of Wabtec’s Transit Group. The purchase price was €55.2 million (about $87.0 million USD), net of cash received, resulting in additional goodwill of $38.9 million, of which none will be deductible for tax purposes. Included in the purchase price is $11.8 million related to an escrow deposit, which may be released to the Company for indemnity claims, environmental claims or allocation of tax liabilities in accordance with the purchase and escrow agreements.

Operating results have been included in the consolidated statement of operations from the acquisition date forward.

For the SCT acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

	SCT	Poli
In thousands	December 5, 2008	June 30, 2008
Current assets	$82,177	$25,595
Property, plant & equipment	22,275	11,999
Goodwill and other intangible assets	225,105	76,342
Other assets	1,123	4,236

Total assets acquired	330,680	118,172
Total liabilities assumed	(28,065)	(31,138)

Net assets acquired	$302,615	$87,034

Of the preliminary allocation of $73.3 million of acquired intangible assets for SCT exclusive of goodwill, $28.9 million was assigned to trade names, $38.5 million was assigned to customer relationships, $743,000 was assigned to patents, $1.0 million was assigned to customer backlog and $4.1 million was assigned to long-term contracts. The trade names are considered to have an indefinite useful life while the customer relationships average useful life is 24 years and patents average useful life is nine years. Of the allocation of $37.4 million of acquired intangible assets for Poli, exclusive of goodwill, $18.8 million was assigned to trade names, $17.8 million was assigned to customer relationships, $449,000 was assigned to patents and $312,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships average useful life is 15 years and patents average useful life is eight years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2008:

In thousands	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net sales	$468,320	$1,379,448
Gross profit	125,588	377,829
Net income attributable to Wabtec shareholders(1)	(7,436)	73,192
Diluted earnings per share
As Reported	$0.68	$2.03
Pro forma	$(0.15)	$1.50

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

(1)	For the period ended September 30, 2008, net income attributable to Wabtec shareholders included $48.5 million of expense for management incentive bonus recorded by SCT in conjunction with signing the purchase agreement.

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	September 30, 2009	December 31, 2008
Raw materials	$97,208	$99,735
Work-in-process	89,637	91,155
Finished goods	58,023	73,268

Total inventory	$244,868	$264,158

5. RESTRUCTURING AND IMPAIRMENT CHARGES

Wabtec downsized its Canadian operations by moving certain products to lower-cost facilities and outsourcing. In the Freight segment, Wabtec recorded charges of $1.1 million and $4.1 million for the three and nine months ended September 30, 2008. No charges have been recorded for this in 2009. Total expenses for restructuring and other expenses recorded since 2006 have been $16.5 million, comprised of the $5.6 million for employee severance costs for approximately 400 salaried and hourly employees; $5.5 million of pension and postretirement benefit curtailment for those employees; $4.8 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment. Goodwill impairment was recorded as amortization expense and most of the other charges were recorded in cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of September 30, 2009, $4.1 million of this amount had been paid.

6. INTANGIBLES

Goodwill was $424.7 million and $319.4 million at September 30, 2009 and December 31, 2008, respectively. The adjustment of $99.3 million to Goodwill for preliminary purchase allocation is due to Standard Car Truck and Poli. The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2009 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2008	$182,247	$137,202	$319,449
Adjustment to preliminary purchase allocation	84,122	15,214	99,336
Foreign currency impact	2,153	3,779	5,932

Balance at September 30, 2009	$268,522	$156,195	$424,717

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

As of September 30, 2009 and December 31, 2008, the Company’s trademarks had a net carrying amount of $80.6 million and $75.6 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	September 30, 2009	December 31, 2008
Patents and other, net of accumulated amortization of $30,043 and $28,294	$14,209	$19,409
Customer relationships, net of accumulated amortization of $5,911 and $3,399	66,009	141,739

Total	$80,218	$161,148

The weighted average remaining useful life of patents, customer relationships and intellectual property were seven years, 19 years and 19 years, respectively. Amortization expense for intangible assets was $1.5 million and $4.7 million for the three and nine months ended September 30, 2009, respectively, and $1.7 million and $3.5 million for the three and nine months ended September 30, 2008, respectively.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2009	December 31, 2008
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	177,500	200,000
Revolving Credit Facility	104,000	36,000
Capital Leases	842	1,080

Total	432,342	387,080
Less—current portion	31,977	30,381

Long-term portion	$400,365	$356,699

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At September 30, 2009 the weighted average interest rate on the Company’s variable rate debt was 1.50%. At September 30, 2009, the Company had available bank borrowing capacity, net of $53.1 million of letters of credit, of approximately $142.9 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The Base Rate margin is zero basis points and the initial Alternate Rate margin is 125 basis points. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On September 30, 2009, the notional value of interest rate swaps outstanding totaled $127.5 million and effectively changed the Company’s interest rate on that bank debt at September 30, 2009 from a variable rate to a fixed rate of 1.83%. The interest rate swap agreements mature at various times through January 2010. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

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

8. EMPLOYEE BENEFIT PLANS

The Company sponsors various defined benefit plans including pension and post retirement benefits as disclosed below. Effective January 1, 2008, the Company early-adopted the measurement date (the date at which plan assets and the benefit obligation are measured) provisions of ASC 715 “Compensation – Retirement Benefits”. Under ASC 715, the measurement date is required to be the Company’s fiscal year-end. The Company’s U.K. defined benefit pension plan previously used an October 31 measurement date. All plans are now measured as of December 31, consistent with the Company’s fiscal year-end. The non-cash effect of the adoption of the measurement date provisions of SFAS 158 at January 1, 2008 decreased retained earnings by $66,000, net of tax. There was no effect on the results of operations.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$61	$55	$708	$859
Interest cost	672	691	1,724	1,855
Expected return on plan assets	(836)	(828)	(1,585)	(2,136)
Net amortization/deferrals	308	289	445	356
Curtailment loss recognized	—	—	—	923
Settlement loss recognized	—	—	—	539

Net periodic benefit cost	$205	$207	$1,292	$2,396

Assumptions
Discount rate	6.25%	6.35%	6.69%	5.62%
Expected long-term rate of return	8.00%	8.00%	7.34%	7.17%
Rate of compensation increase	3.00%	3.00%	3.47%	3.84%

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$212	$208	$2,012	$2,634
Interest cost	2,059	2,072	4,986	5,694
Expected return on plan assets	(2,452)	(2,493)	(4,564)	(6,564)
Net amortization/deferrals	1,090	966	1,449	1,091
Curtailment loss recognized	—	—	414	3,045
Settlement loss recognized	—	—	1,535	1,059

Net periodic benefit cost	$909	$753	$5,832	$6,959

Assumptions
Discount rate	6.25%	6.35%	6.69%	5.62%
Expected long-term rate of return	8.00%	8.00%	7.34%	7.17%
Rate of compensation increase	3.00%	3.00%	3.47%	3.84%

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $1.3 million to the U.S. plans and $10.3 million to the international plans during 2009.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Post Retirement Benefit Plans

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$(59)	$82	$10	$13
Interest cost	364	514	57	51
Net amortization/deferrals	(509)	(120)	(65)	(100)
Curtailment gain recognized	(1,330)	—	—	(262)

Net periodic benefit cost	$(1,534)	$476	$2	$(298)

Assumptions
Discount rate	7.34%	6.35%	7.50%	5.50%

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$65	$182	$28	$40
Interest cost	1,304	1,504	161	156
Net amortization/deferrals	(952)	(572)	(183)	(305)
Curtailment gain recognized	(1,330)	—	—	(1,216)
Special termination benefit recognized	—	—	—	32

Net periodic benefit cost	$(913)	$1,114	$6	$(1,293)

Assumptions
Discount rate	7.34%	6.35%	7.50%	5.50%

9. STOCK-BASED COMPENSATION

As of September 30, 2009, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

Stock-based compensation expense was $3.6 million and $7.7 million for the nine months ended September 30, 2009 and 2008, respectively. Included in the stock-based compensation expense for 2009 above is $1.3 million of expense related to stock options, $2.2 million related to restricted stock and $472,000 as compensation for Directors’ fees, offset by a reduction in expense of $414,000 related to incentive stock awards. The expense reduction for incentive awards is due to a modification of projected achievement of performance criteria. At September 30, 2009, unamortized compensation expense related to those stock options, restricted shares and incentive stock awards expected to vest totaled $16.3 million and will be recognized over a weighted average period of 2.2 years.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

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

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the nine months ended September 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2008	1,054,244	$20.16	5.5	$20,655
Granted	313,000	30.23		2,528
Exercised	(60,200)	15.24		(1,389)
Canceled	(29,168)	23.60		(1,117)

Outstanding at September 30, 2009	1,277,876	$22.78	6.0	$19,847

Exercisable at September 30, 2009	764,909	$16.31	4.2	$16,824

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the maximum number of shares that may ultimately vest. As of September 30, 2009, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Compensation expense for the restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and incentive stock awards activity and related information for the nine months ended September 30, 2009:

	Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	279,792	699,666	$35.12
Granted	89,500	174,000	29.00
Vested	(104,584)	(170,334)	36.39
Canceled	(10,750)	(7,000)	32.72

Outstanding at September 30, 2009	253,958	696,332	$33.10

10. INCOME TAXES

The overall effective income tax rate was 35.6% and 28.3% for the three and nine months ended September 30, 2009, respectively and 34.2% and 36.4% for the three and nine months ended September 30, 2008, respectively. The decrease in effective rate for the nine months ended September 30, 2009 is primarily due to the settlement of examinations in various taxing jurisdictions during the first nine months ended September 30, 2009.

As of December 31, 2008, the liability for income taxes associated with uncertain tax positions was $17.1 million. As of September 30, 2009 the liability for income taxes associated with uncertain tax positions is $10.0 million. If the benefits of the uncertain tax positions are realized, $2.6 million would favorably affect the Company’s effective tax rate. The remaining $7.4 million is recorded as a deferred tax asset and would not impact the Company’s effective rate. The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company had accrued interest and penalties related to uncertain tax positions of approximately $4.4 million and $2.4 million, respectively. As of September 30, 2009 the Company has accrued interest and penalties of approximately $3.0 million and $1.6 million, respectively. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2006. At this time, the settlement period for the Company’s unrecognized tax benefits cannot be determined; however, they are not expected to be settled within the next 12 months.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

11. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,
In thousands, except per share	2009	2008
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$27,348	$33,170
Less: dividends declared—common shares and non-vested restricted stock	(476)	(485)

Undistributed earnings	26,872	32,685
Percentage allocated to common shareholders(1)	99.5%	99.5%

	26,738	32,522
Add: dividends declared—common shares	474	482

Numerator for basic and diluted earnings per common share	$27,212	$33,004

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,289	48,161
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	463	666

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	47,752	48,827

Per common share net income attributable to Wabtec shareholders
Basic	$0.58	$0.68
Diluted	$0.57	$0.68
(1) Basic weighted-average common shares outstanding	47,289	48,161
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,512	48,414
Percentage allocated to common shareholders	99.5%	99.5%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

	Nine Months Ended September 30,
In thousands, except per share	2009	2008
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$90,850	$99,442
Less: dividends declared—common shares and non-vested restricted stock	(1,438)	(1,454)

Undistributed earnings	89,412	97,988
Percentage allocated to common shareholders(1)	99.5%	99.5%

	88,965	97,498
Add: dividends declared—common shares	1,431	1,446

Numerator for basic and diluted earnings per common share	$90,396	$98,944

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,537	48,269
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	482	649

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,019	48,918

Per common share net income attributable to Wabtec shareholders
Basic	$1.90	$2.05
Diluted	$1.89	$2.03
(1) Basic weighted-average common shares outstanding	47,537	48,269
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,770	48,528
Percentage allocated to common shareholders	99.5%	99.5%

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

12. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Nine Months Ended September 30,
In thousands	2009	2008
Balance at December 31, 2008 and 2007, respectively	$30,676	$22,314
Warranty provision	16,125	14,977
Warranty claim payments	(14,997)	(8,821)

Balance at September 30, 2009 and 2008, respectively	$31,804	$28,470

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

13. FAIR VALUE MEASUREMENT

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and explains the related disclosure requirements. ASC 820 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability and defines fair value based upon an exit price model.

Valuation Hierarchy. ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2009, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

In thousands	Total Carrying Value at September 30, 2009	Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$(190)	$—	$(190)	$—
Interest rate swap agreements	(270)	—	(270)	—

Total	$(460)	$—	$(460)	$—

The following table provides the asset carried at fair value measured on a recurring basis as of December 31, 2008, which is included in other current assets on the Condensed Consolidated Balance sheet:

In thousands	Total Carrying Value at December 31, 2008	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$41	$—	$41	$—

Total	$41	$—	$41	$—

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

The Company’s motion and subsequent appeal to initially dismiss the Federal Court action on jurisdictional grounds was denied on May 2, 2008. During the week of July 28, 2008, the Federal Court conducted a hearing on Faiveley’s injunction request. On August 22, 2008 the Federal Court issued an order denying in part and granting in part Faiveley’s injunction request. Under the order, Wabtec was permitted to perform under all contracts entered into prior to August 22, 2008, including a New York City Transit contract that was the parties main focus during the hearing. However, Wabtec was not permitted to enter into any future contracts for the supply of one of the products at issue, or its components, until the international arbitrators decided the merits of the dispute. Wabtec requested, and was granted, an expedited appeal on the merits of the Federal Court action; that appeal was argued on February 9, 2009. On March 9, 2009, the Second Circuit Court of Appeals vacated the injunction. On April 8, 2009, Faiveley orally asked the Federal Court to issue (immediately) a temporary restraining order (“TRO”) and (later) another preliminary injunction, both of which would prevent the Company from selling one of the products at issue, or its components, until a final resolution of the arbitration. In an April 10, 2009 order, the Federal Court said it was denying Faiveley’s request for a TRO and permitting limited discovery on the issues raised by Faiveley’s preliminary injunction request. The preliminary injunction motion was briefed in June, and oral argument was held on July 8, 2009. The Court denied Faiveley’s preliminary injunction motion on August 31, 2009.

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

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009. During the first nine months of 2009, there were no material changes to the information described in Note 19 therein.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

and expense and other unallocated charges. Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the following tables are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

Segment financial information for the three months ended September 30, 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$124,453	$206,002	$—	$330,455
Intersegment sales/(elimination)	5,642	307	(5,949)	—

Total sales	$130,095	$206,309	$(5,949)	$330,455

Income (loss) from operations	$16,487	$34,655	$(5,383)	$45,759
Interest expense and other, net	—	—	(3,293)	(3,293)

Income (loss) from continuing operations before income taxes	$16,487	$34,655	$(8,676)	$42,466

Segment financial information for the three months ended September 30, 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$183,276	$212,741	$—	$396,017
Intersegment sales/(elimination)	5,492	389	(5,881)	—

Total sales	$188,768	$213,130	$(5,881)	$396,017

Income (loss) from operations	$32,442	$24,473	$(4,461)	$52,454
Interest expense and other, net	—	—	(2,043)	(2,043)

Income (loss) from continuing operations before income taxes	$32,442	$24,473	$(6,504)	$50,411

Segment financial information for the nine months ended September 30, 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$440,479	$601,949	$—	$1,042,428
Intersegment sales/(elimination)	19,664	2,061	(21,725)	—

Total sales	$460,143	$604,010	$(21,725)	$1,042,428

Income (loss) from operations	$57,276	$95,122	$(14,164)	$138,234
Interest expense and other, net	—	—	(11,499)	(11,499)

Income (loss) from continuing operations before income taxes	$57,276	$95,122	$(25,663)	$126,735

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Segment financial information for the nine months ended September 30, 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$574,673	$594,865	$—	$1,169,538
Intersegment sales/(elimination)	15,389	1,390	(16,779)	—

Total sales	$590,062	$596,255	$(16,779)	$1,169,538

Income (loss) from operations	$104,605	$72,007	$(14,350)	$162,262
Interest expense and other, net	—	—	(5,896)	(5,896)

Income (loss) from continuing operations before income taxes	$104,605	$72,007	$(20,246)	$156,366

Sales by product are as follows:

	Three Months Ended September 30,
In thousands	2009	2008
Brake products	$107,454	$143,616
Freight electronics & specialty products	68,103	94,961
Remanufacturing, overhaul & build	76,181	79,873
Transit products	62,018	58,303
Other	16,699	19,264

Total sales	$330,455	$396,017

	Nine Months Ended September 30,
In thousands	2009	2008
Brake products	$348,261	$405,878
Freight electronics & specialty products	248,388	285,314
Remanufacturing, overhaul & build	210,026	259,084
Transit products	184,188	161,682
Other	51,565	57,580

Total sales	$1,042,428	$1,169,538

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Balance Sheet as of September 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$63,659	$50,714	$140,812	$—	$255,185
Accounts receivable	309	140,467	90,205	—	230,981
Inventories	—	174,593	70,275	—	244,868
Other current assets	33,076	3,215	5,768	—	42,059

Total current assets	97,044	368,989	307,060	—	773,093
Property, plant and equipment	2,368	116,701	76,982	—	196,051
Goodwill	7,980	303,324	113,413	—	424,717
Investment in subsidiaries	2,016,560	347,944	300,381	(2,664,885)	—
Other intangibles	(33)	117,746	43,079	—	160,792
Other long term assets	(11,835)	1,248	30,749	—	20,162

Total Assets	$2,112,084	$1,255,952	$871,664	$(2,664,885)	$1,574,815

Current liabilities	$44,633	$179,236	$85,952	$—	$309,821
Intercompany	877,703	(957,695)	79,992	—	—
Long-term debt	399,625	324	416	—	400,365
Other long term liabilities	37,579	22,628	51,878	—	112,085

Total liabilities	1,359,540	(755,507)	218,238	—	822,271
Stockholders’ equity	752,544	2,011,459	653,426	(2,664,885)	752,544

Total Liabilities and Stockholders’ Equity	$2,112,084	$1,255,952	$871,664	$(2,664,885)	$1,574,815

Balance Sheet as of December 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$37,941	$4,272	$99,592	$—	$141,805
Accounts receivable	396	180,990	92,174	—	273,560
Inventories	—	186,761	77,397	—	264,158
Other current assets	36,300	4,397	5,129	—	45,826

Total current assets	74,637	376,420	274,292	—	725,349
Property, plant and equipment	1,598	129,092	76,858	—	207,548
Goodwill	7,980	219,062	92,407	—	319,449
Investment in subsidiaries	1,794,010	323,131	290,783	(2,407,924)	—
Other intangibles	561	194,841	41,338	—	236,740
Other long term assets	(2,139)	650	19,923	—	18,434

Total Assets	$1,876,647	$1,243,196	$795,601	$(2,407,924)	$1,507,520

Current liabilities	$36,418	$248,245	$103,388	$—	$388,051
Intercompany	776,708	(846,466)	69,758	—	—
Long-term debt	356,000	394	305	—	356,699
Other long term liabilities	61,714	22,590	32,659	—	116,963

Total liabilities	1,230,840	(575,237)	206,110	—	861,713
Stockholders’ equity	645,807	1,818,433	589,491	(2,407,924)	645,807

Total Liabilities and Stockholders’ Equity	$1,876,647	$1,243,196	$795,601	$(2,407,924)	$1,507,520

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Income Statement for the Three Months Ended September 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$249,744	$96,377	$(15,666)	$330,455
Cost of sales	(52)	(181,220)	(62,663)	8,306	(235,629)

Gross profit (loss)	(52)	68,524	33,714	(7,360)	94,826
Operating expenses	(7,062)	(28,536)	(13,469)	—	(49,067)

Operating (loss) profit	(7,114)	39,988	20,245	(7,360)	45,759
Interest (expense) income, net	(5,214)	1,369	158	—	(3,687)
Other income (expense), net	(3)	449	(52)	—	394
Equity earnings	46,291	9,326	—	(55,617)	—

Income (loss) from continuing operations before income tax	33,960	51,132	20,351	(62,977)	42,466
Income tax expense	(6,612)	(3,057)	(5,449)	—	(15,118)

Net income (loss) attributable to Wabtec shareholders	$27,348	$48,075	$14,902	$(62,977)	$27,348

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended September 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$295,004	$133,103	$(32,090)	$396,017
Cost of sales	719	(199,592)	(109,306)	19,836	(288,343)

Gross profit (loss)	719	95,412	23,797	(12,254)	107,674
Operating expenses	(12,851)	(27,512)	(14,857)	—	(55,220)

Operating (loss) profit	(12,132)	67,900	8,940	(12,254)	52,454
Interest (expense) income, net	(4,778)	2,109	726	—	(1,943)
Other (expense) income, net	(188)	2,022	(1,934)	—	(100)
Equity earnings	59,931	9,342	—	(69,273)	—

Income (loss) from continuing operations before income tax	42,833	81,373	7,732	(81,527)	50,411
Income tax expense	(9,663)	(2,836)	(4,742)	—	(17,241)

Net income (loss) attributable to Wabtec shareholders	$33,170	$78,537	$2,990	$(81,527)	$33,170

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Income Statement for the Nine Months Ended September 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$789,180	$310,964	$(57,716)	$1,042,428
Cost of sales	1,437	(543,437)	(237,395)	29,911	(749,484)

Gross profit (loss)	1,437	245,743	73,569	(27,805)	292,944
Operating expenses	(25,405)	(87,845)	(41,460)	—	(154,710)

Operating (loss) profit	(23,968)	157,898	32,109	(27,805)	138,234
Interest (expense) income, net	(16,806)	4,230	428	—	(12,148)
Other (expense) income, net	(48)	(5,277)	5,974	—	649
Equity earnings	143,329	21,251	—	(164,580)	—

Income (loss) from continuing operations before income tax	102,507	178,102	38,511	(192,385)	126,735
Income tax expense	(11,657)	(9,093)	(15,135)	—	(35,885)

Net income (loss) attributable to Wabtec shareholders	$90,850	$169,009	$23,376	$(192,385)	$90,850

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Nine Months Ended September 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$870,036	$400,526	$(101,024)	$1,169,538
Cost of sales	349	(588,540)	(332,598)	72,641	(848,148)

Gross profit (loss)	349	281,496	67,928	(28,383)	321,390
Operating expenses	(39,843)	(83,155)	(36,130)	—	(159,128)

Operating (loss) profit	(39,494)	198,341	31,798	(28,383)	162,262
Interest (expense) income, net	(14,321)	6,603	3,001	—	(4,717)
Other (expense) income, net	(599)	3,960	(4,540)	—	(1,179)
Equity earnings	186,683	25,399	—	(212,082)	—

Income (loss) from continuing operations before income tax	132,269	234,303	30,259	(240,465)	156,366
Income tax expense	(32,827)	(10,169)	(13,925)	—	(56,921)

Income (loss) from continuing operations	99,442	224,134	16,334	(240,465)	99,445
Loss from discontinued operations (net of tax)	—	—	(3)	—	(3)

Net income (loss) attributable to Wabtec shareholders	$99,442	$224,134	$16,331	$(240,465)	$99,442

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$1,362	$225,235	$55,027	$(192,385)	$89,239
Net cash used for investing activities	(1,270)	(9,761)	(4,363)	—	(15,394)
Net cash provided by (used for) financing activities	25,626	(169,032)	(24,114)	192,385	24,865
Effect of changes in currency exchange rates	—	—	14,670	—	14,670

Increase in cash	25,718	46,442	41,220	—	113,380
Cash, beginning of year	37,941	4,272	99,592	—	141,805

Cash, end of period	$63,659	$50,714	$140,812	$—	$255,185

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$31,833	$223,206	$62,721	$(240,465)	$77,295
Net cash used for investing activities	(259)	(6,764)	(87,629)	—	(94,652)
Net cash (used for) provided by financing activities	(41,875)	(224,198)	3,511	240,465	(22,097)
Effect of changes in currency exchange rates	—	—	(8,845)	—	(8,845)

Decrease in cash	(10,301)	(7,756)	(30,242)	—	(48,299)
Cash, beginning of year	82,911	10,004	141,774	—	234,689

Cash, end of period	$72,610	$2,248	$111,532	$—	$186,390

17. OTHER EXPENSE, NET

The components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Foreign currency gains (losses), net	$154	$(601)	$377	$(1,797)
Other miscellaneous income	240	501	272	618

Total other income (expense), net	$394	$(100)	$649	$(1,179)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 16 countries. In the first nine months of 2009, about 39% of the Company’s revenues came from customers outside the U.S.

Management Review and Future Outlook

Wabtec’s long-term financial goals are to generate cash flow in excess of net income, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls, and increase revenues through a focused growth strategy, including global and market expansion, new products and technologies, aftermarket products and services, and acquisitions. In addition, Management evaluates the Company’s short-term operational performance through measures such as quality and on-time delivery.

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

Through the third quarter of 2009, conditions have remained generally stable in the Company’s passenger transit rail markets, while conditions in the freight rail markets have declined significantly compared to 2008, due to the global recession. Through mid-October 2009, revenue ton-miles in the U.S. freight rail industry have decreased 17%. As a result, demand for new locomotives and freight cars is significantly lower than in 2008. At September 30, 2009, the U.S. industry backlog of freight cars ordered was 19,343 compared to 21,558 at June 30, 2009. Less than 20% of the Company’s revenues are directly related to deliveries of new freight cars. In the passenger transit rail market, ridership in the U.S. was down about 2% in the second quarter due to the economic slowdown, but U.S. federal government funding was expected to increase 6% for the year. This increase in funding has helped the Company build a strong backlog of transit projects. In addition, the Company has continued to expand its passenger transit capabilities outside the U.S., into markets such as Europe, which are much larger.

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

Wabtec downsized its Canadian operations by moving certain products to lower-cost facilities and outsourcing. In the Freight segment, Wabtec recorded charges of $1.1 million and $4.1 million for the three and nine months ended September 30, 2008. No charges have been recorded for this in 2009. Total expenses for restructuring and other expenses recorded since 2006 have been $16.5 million, comprised of the $5.6 million for employee severance costs for approximately 400 salaried and hourly employees; $5.5 million of pension and postretirement benefit curtailment for those employees; $4.8 million related to asset impairments for structures, machinery, and equipment; and $541,000 for goodwill impairment. Goodwill impairment was recorded as amortization expense and most of the other charges were recorded in cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of September 30, 2009, $4.1 million of this amount had been paid.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2009	2008	2009	2008
Net sales	$330.4	$396.0	$1,042.4	$1,169.5
Cost of sales	(235.6)	(288.3)	(749.5)	(848.1)

Gross profit	94.8	107.7	292.9	321.4
Selling, general and administrative expenses	(37.4)	(43.8)	(118.5)	(126.3)
Engineering expenses	(10.2)	(9.7)	(31.5)	(29.3)
Amortization expense	(1.5)	(1.7)	(4.7)	(3.5)

Total operating expenses	(49.1)	(55.2)	(154.7)	(159.1)
Income from operations	45.7	52.5	138.2	162.3
Interest income (expense), net	(3.7)	(2.0)	(12.1)	(4.7)
Other income (expense), net	0.4	(0.1)	0.6	(1.2)

Income from continuing operations before income taxes	42.4	50.4	126.7	156.4
Income tax expense	(15.1)	(17.2)	(35.9)	(57.0)

Net income attributable to Wabtec shareholders	$27.3	$33.2	$90.8	$99.4

THIRD QUARTER 2009 COMPARED TO THIRD QUARTER 2008

The following table summarizes the results of operations for the period:

	Three months ended September 30,
In thousands	2009	2008	Percent Change
Freight Group	$124,453	$183,276	(32.1)%
Transit Group	206,002	212,741	(3.2)%

Net sales	330,455	396,017	(16.6)%
Income from operations	45,759	52,454	(12.8)%
Net income attributable to Wabtec shareholders	$27,348	$33,170	(17.6)%

Net sales decreased by $65.6 million to $330.4 million from $396.0 million for the three months ended September 30, 2009 and 2008, respectively. The decrease is primarily due to the current economic conditions and lower rail traffic leading to lower Freight Group sales. The Company realized a net sales reduction of $7.4 million due to unfavorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the three months ended September 30, 2009 was $27.3 million or $0.57 per diluted share. Net income for the three months ended September 30, 2008 was $33.2 million or $0.68 per diluted share. The decrease in net income is primarily due to lower Freight Group sales, partially offset by higher operating margins and cost-saving initiatives.

Freight Group sales decreased by $58.8 million, or 32.1%, primarily due to lower sales of $44.0 million for specialty products, $26.3 million for brake products, $4.6 million for remanufacturing, overhaul and manufacturing of locomotives, and $3.4 million for other products. Offsetting those reductions was an increase in sales of $20.5 million from acquisitions. For the Freight Group, net sales were reduced by $1.0 million due to unfavorable effects of foreign exchange on sales mentioned above.

Transit Group sales decreased by $6.8 million, or 3.2%, primarily due to unfavorable effects of foreign exchange on sales.

Gross profit Gross profit decreased to $94.8 million in the third quarter of 2009 compared to $107.7 million in the same period of 2008. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 28.7% for the third quarter of 2009 compared to 27.2%, for the third quarter of 2008. The gross profit percentage increased due to realized cost savings related to downsizing and consolidation actions. A provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales. The provision for warranty expense was $1.5 million higher in 2009 compared to the same period of 2008 due primarily to specific reserves on certain transit products.

Operating expenses The following table shows our operating expenses:

	Three months ended September 30,
In thousands	2009	2008	Percent Change
Selling, general and administrative expenses	$37,395	$43,841	(14.7)%
Engineering expenses	10,157	9,713	4.6%
Amortization expense	1,515	1,666	(9.1)%

Total operating expenses	$49,067	$55,220	(11.1)%

Selling, general, and administrative expenses decreased $6.4 million in the third quarter of 2009 compared to the same period of 2008 primarily due to cost-saving initiatives, partially offset by increased expenses from acquisitions. Engineering expenses increased by $0.4 million in the third quarter of 2009 compared to the same period of 2008 due primarily to the acquisitions that occurred in 2008. Amortization expense decreased in the third quarter of 2009 compared to the same period in 2008. Total operating expenses were 14.8% and 13.9% of sales for the third quarter of 2009 and 2008, respectively.

Income from operations Income from operations totaled $45.7 million (or 13.8% of sales) in the third quarter of 2009 compared with $52.5 million (or 13.2% of sales) in the same period of 2008. Income from operations decreased primarily due to lower Freight Group sales, partially offset by higher operating margins and cost-saving initiatives.

Interest expense, net Interest expense, net increased $1.7 million in the third quarter of 2009 compared to the same period of 2008 due to additional borrowings for acquisitions.

Other expense, net The Company recorded foreign exchange gains of $154,000 in the third quarter of 2009 and foreign exchange losses of $601,000 in the third quarter of 2008, because of the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 35.6% and 34.2% for the third quarters of 2009 and 2008, respectively. The increase in effective rate is primarily due to the expiration of statutory review periods and the settlement of examinations during the third quarter of 2008.

Net income Net income for the third quarter of 2009 decreased $5.8 million, compared with the same period of 2008. The decrease in net income is primarily due to lower Freight Group sales, partially offset by higher operating margins and cost-saving initiatives.

FIRST NINE MONTHS OF 2009 COMPARED TO FIRST NINE MONTHS OF 2008

The following table summarizes the results of operations for the period:

	Nine months ended September 30,
In thousands	2009	2008	Percent Change
Freight Group	$440,479	$574,673	(23.4)%
Transit Group	601,949	594,865	1.2%

Net sales	1,042,428	1,169,538	(10.9)%
Income from operations	138,234	162,262	(14.8)%
Net income attributable to Wabtec shareholders	$90,850	$99,442	(8.6)%

Net sales decreased by $127.1 million to $1,042.4 million from $1,169.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease is primarily due to the current economic conditions and lower rail traffic leading to lower Freight Group sales. The Company realized a net sales reduction of $46.4 million due to unfavorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the nine months ended September 30, 2009 was $90.8 million or $1.89 per diluted share. Net income for the nine months ended September 30, 2008 was $99.4 million or $2.03 per diluted share. The decrease in net income is primarily due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions, partially offset by cost-saving initiatives and lower income taxes.

Freight Group sales decreased by $134.2 million, or 23.4%, primarily due to lower sales of $104.0 million for specialty products, $80.5 million for brake products and $14.8 million for remanufacturing, overhaul and manufacturing of locomotives. Offsetting those reductions was an increase in sales of $80.5 million from acquisitions. For the Freight Group, net sales were reduced by $8.7 million due to unfavorable effects of foreign exchange on sales mentioned above.

Transit Group sales increased by $7.1 million, or 1.2%, primarily due to increased sales of $20.5 million for brake products, $24.1 million for other transit-related products and $11.9 million from acquisitions. Offsetting those increases was a decrease in sales of $11.1 million for remanufacturing, overhaul and build of locomotives. For the Transit Group, net sales were reduced by $37.7 million due to unfavorable effects of foreign exchange on sales mentioned above.

Gross profit Gross profit decreased to $292.9 million for the first nine months of 2009 compared to $321.4 million in the same period of 2008. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 28.1% compared to 27.5%, for the first nine months of 2009 and 2008, respectively. The gross profit percentage increased due to realized cost savings related to downsizing and consolidation actions. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales. The provision for warranty expense was $1.1 million higher for the first nine months of 2009 compared to the same period of 2008 primarily due to transit products. The warranty reserve increased at September 30, 2009 compared to September 30, 2008 by $3.3 million due to higher sales on transit authority contracts.

Operating expenses The following table shows our operating expenses:

	Nine months ended September 30,
In thousands	2009	2008	Percent Change
Selling, general and administrative expenses	$118,528	$126,322	(6.2)%
Engineering expenses	31,481	29,325	7.4%
Amortization expense	4,701	3,481	35.0%

Total operating expenses	$154,710	$159,128	(2.8)%

Selling, general, and administrative expenses decreased a net $7.8 million in the first nine months of 2009 compared to the same period of 2008 due to cost-saving initiatives, partially offset by increased expenses from acquisitions. Engineering expenses increased by $2.2 million in the first nine months of 2009 compared to the same period of 2008 because of acquisitions that occurred in 2008. Amortization expense increased in the first nine months of 2009 compared to the same period in 2008 because of acquisitions that occurred in 2008. During the nine months ended September 30, 2009 the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. While certain portions of the building are being leased back, this transaction resulted in a gain of $2.1 million and deferred gain of $0.6 million. The deferred gain will be recognized over five years. Total operating expenses were 14.8% and 13.6% of sales for the first nine months of 2009 and 2008, respectively.

Income from operations Income from operations totaled $138.2 million (or 13.3% of sales) in the first nine months of 2009 compared with $162.3 million (or 13.9% of sales) in the same period of 2008. Income from operations decreased primarily due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions, partially offset by cost-saving initiatives.

Interest expense, net Interest expense, net increased $7.4 million in the first nine months of 2009 compared to the same period of 2008 because of additional borrowings for acquisitions.

Other expense, net The Company recorded foreign exchange gains of $377,000 in the first nine months of 2009 and foreign exchange losses of $1.8 million in the first nine months of 2008, because of the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 28.3% and 36.4% for the first nine months of 2009 and 2008, respectively. The decrease in effective rate is primarily due to the settlement of examinations in various taxing jurisdictions during the first nine months ended September 30, 2009.

Net income Net income for the first nine months of 2009 decreased $8.6 million, compared with the same period of 2008. The decrease in net income is primarily due to lower sales.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine months ended September 30,
In thousands	2009	2008
Cash provided by (used for):
Operating activities	$89,239	$77,295
Investing activities	(15,394)	(94,652)
Financing activities	24,865	(22,097)
Increase (decrease) in cash	$113,380	$(48,299)

Operating activities Cash provided by operations in the first nine months of 2009 was $89.2 million as compared to $77.3 million for the same period of 2008. This $11.9 million increase in cash provided by operations resulted from a decrease in working capital. The accounts receivable decrease resulted in an $123.8 million improvement. The inventory decrease resulted in a $56.7 million improvement. Accounts payables used cash of $66.5 million due to a reduction in purchasing. These changes were the result of overall reduced volume of sales. Accrued liabilities and customer deposits used cash of $89.4 million due to a reduction in customer deposits on contracts. Other assets and liabilities, including accrued income taxes, provided cash of $2.0 million.

Investing activities Cash used for investing activities in the first nine months of 2009 was $15.4 million as compared to $94.7 million for the same period of 2008. Capital expenditures were $10.9 million and $12.5 million in the first nine months of 2009 and 2008, respectively. During the first nine months of 2009 the Company paid $4.7 million as part of the working capital settlement for the Poli acquisition and $3.4 million to acquire certain assets from Chardon Rubber Company. During the first nine months of 2009 the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. While certain portions of the building are being leased back, this transaction resulted in a gain of $2.1 million and deferred gain of $0.6 million. The deferred gain will be recognized over five years. During the third quarter of 2008, Wabtec acquired Poli S.p.A, a European-based manufacture of rail braking equipment for a net price of $82.3 million in cash.

On October 1, 2009, subsequent to the close of our accounting quarter, the Company used cash on hand to acquire Unifin International LP, and its affiliate, Cardinal Pumps and Exchangers, Inc. (“Unifin”), a leading manufacturer of cooling systems and related equipment for the power generation and transmission industry, for a net purchase price of $93.3 million. Unifin will operate as a business of Wabtec’s Freight Group.

Financing activities In the first nine months of 2009, cash provided by financing activities was $24.9 million, which included $176.0 million in proceeds from debt and $108.0 million of repayments of debt on the revolving credit facility, $23.3 million of debt repayments on the term loan and other debt, $1.4 million of dividend payments and $19.7 million for the repurchase of 669,700 shares of stock. In the first nine months of 2008, cash used for financing activities was $22.1 million, which included $4.1 million of proceeds from the exercise of stock options and other benefit plans, offset by $1.5 million of dividend payments and $24.7 million for the repurchase of 718,100 shares of stock.

The following table shows outstanding indebtedness at September 30, 2009 and December 31, 2008.

In thousands	September 30, 2009	December 31, 2008
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	177,500	200,000
Revolving Credit Facility	104,000	36,000
Capital Leases	842	1,080

Total	432,342	387,080
Less—current portion	31,977	30,381

Long-term portion	$400,365	$356,699

Cash balance at September 30, 2009 and December 31, 2008 was $255.2 million and $141.8 million, respectively.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a

$300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At September 30, 2009 the weighted average interest rate on the Company’s variable rate debt was 1.50%. At September 30, 2009, the Company had available bank borrowing capacity, net of $53.1 million of letters of credit, of approximately $142.9 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The Base Rate margin is zero basis points and the initial Alternate Rate margin is 125 basis points. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On September 30, 2009, the notional value of interest rate swaps outstanding totaled $127.5 million and effectively changed the Company’s interest rate on that bank debt at September 30, 2009 from a variable rate to a fixed rate of 1.83%. The interest rate swap agreements mature at various times through January 2010. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

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

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which conforms to the requirements under the 2008 Refinancing Credit Agreement, as well as the 6.875% Senior Notes currently outstanding.

During the first nine months of 2009, the Company repurchased 669,700 shares at an average price of $29.35 per share. During 2008, the Company repurchased 1,317,900 shares of its stock at an average price of $34.75 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2009, the Company has recognized a total liability of $10.0 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 65% and 61% of total long-term debt at September 30, 2009 and December 31, 2008, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at September 30, 2009 would increase or decrease interest expense by $2.8 million.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance. The Company concluded that these interest rate swap agreements qualify for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of September 30, 2009, the Company had interest rate swap agreements with a notional value of $127.5 million and which effectively changed the Company’s interest rate on that bank debt at September 30, 2009 from a variable rate to a fixed rate of 1.83%. The interest rate swap agreements mature at various times through January 2010. As of September 30, 2009, the Company recorded a current liability of $270,000 and a corresponding offset in accumulated other comprehensive loss of $163,000, net of tax.

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

At September 30, 2009, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of September 30, 2009, the Company had forward contracts with a notional value of 13.0 million ZAR (or $1.5 million USD), with an average exchange rate of 8.59 ZAR per $1 USD, resulting in the recording of a current liability of $190,000 and a corresponding offset in accumulated other comprehensive loss of $121,000, net of tax.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the nine months of 2009, approximately 61% of Wabtec’s net sales were to customers in the United States, 10% in the United Kingdom, 8% in Canada, 2% in Mexico, 4% in Australia, 3% in Germany, and 12% in other international locations.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2009. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the repurchase program which conforms to the requirements under the Refinancing Credit Agreement and the 2008 Refinancing Credit Agreement, as well as the 6.875% Senior Notes currently outstanding.

During the first nine months of 2009, the Company repurchased 669,700 shares at an average price of $29.35 per share. During 2008, the Company repurchased 1,317,900 shares of its stock at an average price of $34.75 per share. All purchases were on the open market.

There were no repurchases of shares during the third quarter of 2009.

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

DATE: October 29, 2009

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