Form 10-K
period 2009-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2010-02-24
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐.

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

The registrant estimates that as of June 30, 2009, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1.4 billion based on the closing price on the New York Stock Exchange for such stock.

As of February 22, 2010, 47,619,699 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 12, 2010 are incorporated by reference into Part III of this Form 10-K.

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

Today, Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold approximately a 50% market share in North America for our primary braking-related equipment and a leading position in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars, subway cars and buses. In 2009, the Company had sales of about $1.4 billion and net income of about $115.1 million. In 2009 sales of aftermarket parts and services represented about 54% of total sales, while sales to customers outside of the U.S. accounted for about 40% of total sales.

Industry Overview

The Company primarily serves the worldwide freight rail and passenger transit industries. As such, our operating results are largely dependent on the level of activity, financial condition and capital spending plans of the global railroad and transit industries. Many factors influence these industries, including general economic conditions; rail traffic, as measured by freight tonnage and passenger ridership; government spending on public transportation; and investment in new technologies by freight rail and passenger transit systems.

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

In North America, railroads carry about 43% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. Although the railroads carry a wide variety of commodities and goods, coal is the single-largest item, representing about 40% of carloadings in 2009. Intermodal traffic—the movement of trailers or containers by rail in combination with another mode of transportation—has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits.

Demand for our freight related products and services in North America are driven by a number of factors, including:

•	Rail traffic. The Association of American Railroads (AAR) compiles statistics that gauge the level of activity in the freight rail industry. Two important statistics are revenue ton-miles and carloadings, which are generally referred to as “rail traffic”. In 2009, revenue ton-miles decreased 15.1% and carloadings decreased 16.1% as rail traffic was negatively impacted by the economic recession in the U.S. Although rail traffic was down for the year, revenue ton-miles increased 6% and carloadings increased 3% in the second half of the year, compared to the first half of the year, reflecting some improvement in the overall economy.

•

Demand for new locomotives. Currently, the active locomotive fleet for Class I railroads in North America is about 24,000 units. The average number of new locomotives delivered over the past 10 years was about 1,100 annually. In 2009, about 700 new, heavy-haul locomotives were delivered, compared to about 1,500 in 2008.

•

Demand for new freight cars. Currently, the active freight car fleet in North America is about 1.4 million. The average number of new freight cars delivered over the past 10 years was about 47,000 annually. In 2009, about 21,000 new freight cars were delivered, compared to about 60,000 cars in 2008.

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

Demand for North American passenger transit products is driven by a number of factors, including:

•

Government funding. The U.S. federal government provides money to local transit authorities, primarily to fund the purchase of new equipment and infrastructure for their transit systems. Under a multi-year spending bill known as SAFETEA-LU, federal government funding has increased on average by 6-8% annually since 2005. Due in part to this increased government funding, the number of cars delivered in 2009 remained well above the ten year average, at about 1,300, compared to 1,569 in 2008; and the number of new buses delivered in 2009 increased to about 5,800, compared to about 5,100 in 2008. In the past 10 years, the average number of new transit cars delivered is about 600, and the average number of new buses delivered is about 4,800. SAFETEA-LU expired in September 2009 but funding has been maintained at current levels until a new bill is completed. In February 2009, the U.S. federal government passed additional spending legislation designed to stimulate the U.S. economy. Of the $789 billion spending package, up to $20 billion is to be spent on freight and passenger transportation, as follows: $8.4 billion for public transportation, $8.0 billion for high-speed rail, $1.5 billion for discretionary intermodal projects, and $1.3 billion for AMTRAK. Wabtec expects to benefit from this additional spending, as transit authorities invest in expansion, new equipment and other related projects.

•

Ridership. Ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily for equipment and system maintenance. Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles decreased about 4% in 2009, mainly due to the economic recession. Prior to 2009, ridership had increased for six consecutive years.

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

In Europe, the majority of the rail system serves the passenger transit market, which is expected to continue growing as high fuel costs and environmental factors encourage investment in public mass transit. France,

Germany, the United Kingdom and Italy are the largest transit markets, representing about two-thirds of passenger traffic in the European Union. About 75% of freight traffic in Europe is hauled by truck, while rail accounts for about 20%. The largest freight markets in Europe are Germany, Poland and the United Kingdom. According to UNIFE, the European market consists of about 33,000 locomotives, about 700,000 freight cars and about 150,000 passenger transit cars. In recent years, the European market purchased on average about 1,300 new locomotives, about 1,000 new freight cars and about 7,500 new passenger transit cars annually.

The Asia/Pacific market is expected to be the second-largest geographic segment by 2016, according to the UNIFE study. Growth is expected to be driven by the continued urbanization of countries such as China and India, and by investment in freight rail infrastructure to serve the mining and natural resources markets in those countries, as well as in Australia. According to UNIFE, this market consists of about 34,000 locomotives and about 1.0 million freight cars. In recent years, China has embarked on a major rail capital investment program, and is expected to spend a record amount of about $120 billion in 2010.

Business Segments and Products

We provide our products and services through two principal business segments, the Freight Group and the Transit Group, both of which have different market characteristics and business drivers.

The Freight Group primarily manufactures and services components for new and existing freight cars and locomotives, builds new switcher locomotives, rebuilds freight locomotives and provides related heat exchange and cooling systems. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars and utilities. As discussed previously, demand in the freight market is primarily driven by rail traffic, and deliveries of new locomotives and freight cars. In 2009, the Freight Group accounted for 42% of our total sales, with about two-thirds of its sales in North America and the remainder to International customers. About two-thirds of the Freight Group’s sales are in the aftermarket and the remainder in the original equipment market.

The Transit Group primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives and refurbishes subway cars. Customers include public transit authorities and municipalities, leasing companies and manufacturers of subway cars and buses around the world. As discussed previously, demand in the transit market is primarily driven by government funding at all levels and passenger ridership. In 2009, the Transit Group accounted for 58% of our total sales, with about half of its sales in North America and the remainder to International customers and about half in the aftermarket and half in the original equipment market.

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

We have become a leader in the rail industry by capitalizing on the strength of our existing products, technological capabilities and new product innovation, and by our ability to harden products to protect them from severe conditions, including extreme temperatures and high-vibration environments. Over the past several years, we introduced a number of significant new products including electronic braking equipment and train control equipment that encompasses onboard digital data and global positioning communication protocols. In 2007, for example, the Federal Railroad Administration (FRA) approved the use of our Electronic Train Management System®, which offers safety benefits to the rail industry. In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of positive train control technology on a majority of the locomotives and track in the U.S. by December 31, 2015. As the only supplier with a train control product that has received FRA approval, Wabtec is working with the railroads and transit authorities to implement this technology. Supported by our technical staff of over 475 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers. We currently own over 1,250 active patents worldwide and over 500 U.S. patents. During the last three years, we have filed for more than 350 patents worldwide in support of our new and evolving product lines.

For additional information on our business segments, see Note 20 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Competitive Strengths

Our key strengths include:

•

Leading market positions in core products. Dating back to 1869 and George Westinghouse’s invention of the air brake; we are an established leader in the development and manufacture of pneumatic braking equipment for freight and passenger transit vehicles. We have leveraged our leading position by focusing on research and engineering to expand beyond pneumatic braking components to supplying integrated parts and assemblies for the locomotive through the end of the train. We are a recognized leader in the development and production of electronic recording, measuring and communications systems, highly engineered compressors and heat exchangers for locomotives and a leading manufacturer of freight car components, including electronic braking equipment, draft gears, trucks, brake shoes and electronic end-of-train devices. We are also the leading manufacturer of commuter locomotives and a leading provider of braking equipment, door assemblies, lifts and ramps, and couplers for passenger transit vehicles.

•

Breadth of product offering with a stable mix of original equipment market (OEM) and aftermarket business. Our product portfolio is one of the broadest in the rail industry, as we offer a wide selection of quality parts, components and assemblies across the entire train. We believe this comprehensive product offering enables us to leverage our installed base to maintain our leadership position with OEMs and the Class I railroads. We provide our products in both the original equipment market and the aftermarket. Our substantial installed base of products with end-users such as the railroads and the passenger transit authorities is a significant competitive advantage for providing products and services to the aftermarket because these customers often look to purchase safety and performance-related replacement parts from the original equipment components supplier. In addition, as OEMs and Class I railroad operators attempt to modernize fleets with new products designed to improve and maintain safety and efficiency, these products must be designed to be interoperable with existing equipment. Over the last several years, more than 50% of our total net sales have come from our aftermarket products and services business.

•

Leading design and engineering capabilities. We believe a hallmark of our relationship with our customers has been our leading design and engineering practice, which has, in our opinion, assisted in the improvement and modernization of global railway equipment. We believe both our customers and the government authorities value our technological capabilities and commitment to innovation, as we seek not only to enhance the efficiency and profitability of our customers, but also to improve the overall safety of the railways through continuous improvement of product performance. The Company has an established record of product improvements and new product development. We have assembled a wide range of patented products, which we believe provides us with a competitive advantage. Wabtec currently owns over 1,250 active patents worldwide and over 500 U.S. patents. During the last three years, we have filed for more than 350 patents worldwide in support of our new and evolving product lines.

•

Experience with industry regulatory requirements. The U.S. rail industry is governed by the AAR and by the FRA. These groups mandate rigorous manufacturer certification and new product testing and approval processes that we believe are difficult for new entrants to meet cost-effectively and efficiently without the scale and extensive experience we possess.

•

Experienced management team and the Wabtec Performance System. Our executive management team has over 50 years of combined experience with the Company and has implemented numerous initiatives that enable us to manage successfully through cycles in the rail supply market. For example, the Wabtec Performance System (WPS), an ongoing program that focuses on lean manufacturing principles and continuous improvement across all aspects of our business, has been a part of the company’s culture for more than 20 years. As a result, our management team has improved our cost structure, operating leverage and financial flexibility and placed the Company in an excellent position to benefit from growth opportunities.

Business strategy

Using WPS, we strive to generate sufficient cash to invest in our growth strategies and to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through WPS and employee-directed initiatives such as Kaizen, a Japanese-developed team concept, we strive to improve quality, delivery and productivity continuously, and to reduce costs. These efforts enable us to streamline processes, improve product reliability and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. Over time, these lean initiatives have enabled us to increase operating margins, improve cash flow and strengthen our ability to invest in the following growth strategies:

•

Expand globally and into new product markets. We believe that international markets represent a significant opportunity for future growth. In 2009, sales to non-U.S. customers were $563.4 million, including export sales from the Company’s U.S. operations of $241.3 million. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees, and joint ventures with railway suppliers which have a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, China, India, Russia, South Africa, and select areas within Europe and South America. In addition, we have opportunities to sell certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy. These products include heat exchangers and friction materials.

•

Expand aftermarket sales. Historically, aftermarket sales are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. In 2009, Wabtec’s aftermarket sales and services represented approximately 54% of the Company’s total sales. Wabtec provides aftermarket parts and services for its components, and the Company is seeking to expand this business with new customers such as short-line and regional railroads, or with customers who currently perform the work in-house. In this way, we expect to take advantage of the rail industry trend toward outsourcing, as railroads and transit authorities focus on their core function of transporting goods and people, rather than maintaining and servicing their equipment.

•

Accelerate new product development. We continue to emphasize research and development funding to create new and improved products. We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board equipment, as a means of new product growth. We seek to provide customers with incremental technological advances that offer immediate benefits with cost-effective investments. In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of positive train control technology on a majority of the locomotives and track in the U.S. by December 31, 2015. As the only supplier with a train control product that has received FRA approval, Wabtec is working with the railroads and transit authorities to implement this technology.

•

Seek acquisitions, joint ventures and alliances. We are exploring acquisition, joint venture and alliance opportunities using a disciplined, selective approach and rigorous financial criteria. We seek companies that will help Wabtec to grow profitably and expand geographically, while helping to dampen any impact from potential cycles in the North American rail industry. In 2009, Wabtec acquired Unifin, a leading manufacturer of cooling systems and related equipment for the power generation and transmission industry.

Recent Acquisitions and Joint Ventures

Wabtec has completed certain acquisitions in support of its growth strategies. On October 1, 2009, the Company used cash to acquire Unifin International LP, and its affiliate, Cardinal Pumps and Exchangers, Inc. (“Unifin”), a manufacturer of cooling systems and related equipment for the power generation and transmission industry for a net purchase price of $92.9 million.

In December 2008, the Company acquired 100% of the stock of Standard Car Truck Company (“SCT”), for $302.6 million, net of cash. SCT is a manufacturer and designer of stabilization systems for freight cars, including engineered truck (undercarriage) components such as springs, friction wedges and wear plates. Its Barber® brand truck design is used throughout the world and holds a leading share of the North American market. The company also manufactures and services locomotives components, including compressors and pumps. In October 2008, the Company acquired certain assets related to the development, sale, service, and maintenance of software programs used in train management systems for $4.5 million. In June 2008, the Company acquired 100% of the stock of POLI S.p.A. (“POLI”) for €55.2 million ($87.0 million), net of cash received. POLI is a European-based manufacturer of rail braking equipment including brake discs for high-speed applications, as well as tread brake units and pneumatic brake valves that meet International Union of Railways (“UIC”) standards.

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

Backlog

The Company’s backlog was about $951 million at December 31, 2009.

In 2009, about 54% of our sales came from aftermarket orders, which typically carry lead times of less than 30 days, so they are not recorded in backlog for a significant period of time. As such, the Company’s backlog is mostly an indicator of future original equipment sales, primarily for the Transit Group, and not aftermarket sales.

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

The backlog of firm customer orders as of December 31, 2009, and December 31, 2008, and the expected year of completion are as follows:

In thousands	Total Backlog 12/31/09	Expected Delivery		Total Backlog 12/31/08	Expected Delivery
		2010	Other Years		2009	Other Years
Freight Group	$211,339	$126,177	$85,162	$195,717	$148,617	$47,100
Transit Group	739,330	425,517	313,813	865,005	417,014	447,991

Total	$950,669	$551,694	$398,975	$1,060,722	$565,631	$495,091

Engineering and Development

To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2009, 2008, and 2007, we invested about $42.4 million, $39.0 million and $37.4 million, respectively, on product development and improvement activities. Sometimes we conduct specific research projects in conjunction with universities, customers and other railroad product suppliers.

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

Intellectual Property

We have more than 1,250 active patents worldwide. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property.

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

Customers

Our customers include railroads and passenger transit authorities throughout North America, as well as in the United Kingdom, Australia, Europe, Asia and South Africa; manufacturers of transportation equipment, such as locomotives, freight cars, subway vehicles and buses and lessors of such equipment.

In 2009, about 40% of our sales were to customers outside the U.S. and to approximately 100 countries throughout the world. About 54% of our sales were in the aftermarket, with a majority of our remaining sales to OEMs of locomotives, freight cars, subway vehicles and buses.

Our top customers can change from year to year. For the fiscal year ended December 31, 2009, our top five customers, Alstom, Metrolinx (formerly GO Transit (“Greater Toronto Transit Authority”), Kawasaki Railcar Inc., GE Transportation Systems and HSBC Rail, accounted for 22% of our net sales. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.

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

Our principal competitors vary across product lines, but most competitors tend to be privately held companies. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG, is our principal overall OEM competitor. Our competition for locomotive, freight and passenger transit service and repair is primarily from the railroads’ and passenger transit authorities’ in-house operations, Electro-Motive Diesel, GE Transportation Systems, and New York Air Brake/Knorr. We believe our key strengths, which include leading market positions in core products, breadth of product offering with a stable mix of OEM and aftermarket business, leading design and engineering capabilities, significant barriers to entry and an experienced management team, enable us to compete effectively in this marketplace.

Employees

At December 31, 2009, we had 5,812 full-time employees, approximately 37% of whom were unionized. A majority of the employees subject to collective bargaining agreements are within North America and these agreements generally extend through 2010, 2011, 2012, and 2013. Agreements expiring in 2010 cover approximately 21% of the Company’s workforce. We consider our relations with our employees and union representatives to be good, but cannot assure that future contract negotiations will be favorable to us.

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

Item 1A.	RISK FACTORS

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

We are dependent upon key customers.

We rely on several key customers who represent a significant portion of our business. Our top customers can change from year to year. For the fiscal year ended December 31, 2009, our top five customers, Alstom, Metrolinx (formerly GO Transit (“Greater Toronto Transit Authority”), Kawasaki Railcar Inc., GE Transportation Systems and HSBC Rail, accounted for 22% of our net sales. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with us. In addition, many of our customers place orders for products on an as-needed basis and operate in cyclical industries. As a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers, and may be subject to delays and cancellations. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.

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

We have dedicated significant resources to the development, manufacturing and marketing of new products. Decisions to develop and market new transportation products are typically made without firm indications of customer acceptance. Moreover, by their nature, new products may require alteration of existing business methods or threaten to displace existing equipment in which our customers may have a substantial capital investment. There can be no assurance that any new products that we develop will gain widespread acceptance in the marketplace or that such products will be able to compete successfully with other new products or services that may be introduced by competitors. In addition, we may incur additional warranty or other costs as new products are tested and used by customers.

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

In fiscal year 2009, approximately 40% of our consolidated net sales were to customers outside of the U.S. and we intend to continue to expand our international operations in the future. We currently conduct our international operations through a variety of wholly and majority-owned subsidiaries and joint ventures in Australia, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Macedonia, Malaysia, Mexico, Poland, Spain, South Africa, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:

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

Most of these claims, including all of the RFPC claims, are submitted to insurance carriers for defense and indemnity or to non-affiliated companies that retain the liabilities for the asbestos-containing products at issue. We cannot, however, assure that all these claims will be fully covered by insurance or that the indemnitors or insurers will remain financially viable. Our ultimate legal and financial liability with respect to these claims, as is the case with other pending litigation, cannot be estimated.

It is Management’s belief that the potential range of loss for asbestos-related bodily injury cases is not reasonably determinable at present due to a variety of factors, including: (1) the asbestos case settlement history of the Company’s wholly owned subsidiary, RFPC; (2) the unpredictable nature of personal injury litigation in general; and (3) the uncertainty of asbestos litigation in particular. Despite this uncertainty, and although the results of the Company’s operations and cash flows for any given period could be adversely affected by asbestos-related lawsuits, Management believes that the final resolution of the Company’s asbestos-related cases will not be material to the Company’s overall financial position, results of operations and cash flows. In general, this belief is based upon: (1) Wabtec’s and RFPC’s history of settlements and dismissals of asbestos-related cases to date; (2) the inability of many plaintiffs to establish any exposure or causal relationship to RFPC’s product; and (3) the inability of many plaintiffs to demonstrate any identifiable injury or compensable loss.

More specifically, as to RFPC, Management’s belief that any losses due to asbestos-related cases would not be material is also based on the fact that RFPC owns insurance which provides coverage for asbestos-related bodily injury claims. To date, RFPC’s insurers have provided RFPC with defense and indemnity in these actions. The overall number of new claims being filed against RFPC has dropped significantly in recent years; however, these new claims, and all previously filed claims, may take a significant period of time to resolve. As to Wabtec and its divisions, Management’s belief that asbestos-related cases will not have a material impact is also based on its position that it has no legal liability for asbestos-related bodily injury claims, and that the former owners of Wabtec’s assets retained asbestos liabilities for the products at issue. To date, Wabtec has been able to successfully defend itself on this basis, including two arbitration decisions and a judicial opinion, all of which confirmed Wabtec’s position that it did not assume any asbestos liabilities from the former owners of certain Wabtec assets. Although Wabtec has incurred defense and administrative costs in connection with asbestos bodily injury actions, these costs have not been material, and the Company has no information that would suggest these costs would become material in the foreseeable future.

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

Future climate change regulation could result in increased operating costs, affect the demand for our products or affect the ability of our critical suppliers to meet our needs.

The Company has followed the current debate over climate change and the related policy discussion and prospective legislation. The potential challenges for the Company that climate change policy and legislation may pose have been reviewed by the Company. Any such challenges are heavily dependent on the nature and degree of climate change legislation and the extent to which it applies to our industry. At this time, the Company cannot predict the ultimate impact of climate change and climate change legislation on the Company’s operations. Further, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gas could require us to incur increased operating costs, and could have an adverse effect on demand for our products. In addition, the price and availability of certain of the raw materials that we use could vary in the future as a result of environmental laws and regulations affecting our suppliers. An increase in the price of our raw materials or a decline in their availability could adversely affect our operating margins or result in reduced demand for our products.

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

We collectively bargain with labor unions that represent approximately 37% of our employees. Our current collective bargaining agreements generally extend through 2010, 2011, 2012, and 2013. Agreements expiring in 2010 cover approximately 21% of the Company’s workforce. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.

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

At December 31, 2009, we had total debt of $391.8 million. If it becomes necessary to access our available borrowing capacity under the 2008 Refinancing Credit Agreement, along with carrying the $241.0 million currently borrowed under this facility and the $150.0 million 6.875% senior notes, being indebted could have important consequences to us. For example, it could:

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

The indenture for our $150 million 6.875% senior notes due in 2013 and our 2008 Refinancing Credit Agreement contain various covenants that limit our Management’s discretion in the operation of our businesses.

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

In 2008 and 2009, we completed the acquisition of Poli, SCT and Unifin for a combined $482.6 million, net of cash received. Although we believe that the acquisitions will improve our market position and realize positive operating results, including operating synergies, operating expense reductions and overhead cost savings, we cannot be assured that these improvements will be obtained. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:

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

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Wilmerding, PA	Manufacturing/Service	Freight	Own	365,000	(1)
Lexington, TN	Manufacturing	Freight	Own	170,000
Jackson, TN	Manufacturing	Freight	Own	150,000
Chicago, IL	Manufacturing/Service	Freight	Own	123,140
Warren, OH	Manufacturing	Freight	Own	102,650
Greensburg, PA	Manufacturing	Freight	Own	97,800
Coshocton, OH	Manufacturing/Warehouse/Office	Freight	Own	83,000
Germantown, MD	Manufacturing	Freight	Own	80,000
Salem, OH	Manufacturing	Freight	Own	20,000
Gibsonia, PA	Manufacturing/Office	Freight	Own	16,160	(2)
Chillicothe, OH	Manufacturing/Office	Freight	Lease	104,000
Kansas City, MO	Service Center	Freight	Lease	95,900
Strongsville, OH	Manufacturing/Warehouse/Office	Freight	Lease	92,000
Pittsburgh, PA	Manufacturing	Freight	Lease	90,000
Bensenville, IL	Manufacturing/Warehouse/Office	Freight	Lease	58,000
Columbia, SC	Service Center	Freight	Lease	40,250
Cedar Rapids, IA	Manufacturing	Freight	Lease	37,000
St. Joseph, MI	Manufacturing/Warehouse	Freight	Lease	33,625	(2)
Chesapeake, VA	Manufacturing/Office	Freight	Lease	22,630
Carson City, NV	Service Center	Freight	Lease	22,000
Montgomery, IL	Warehouse/Office	Freight	Lease	20,000	(2)
Park Ridge, IL	Office	Freight	Lease	15,150
Jackson, TN	Warehouse	Freight	Lease	6,000
Oak Creek, WI	Engineering/Admin	Freight	Lease	5,000
Twinsburg, OH	Manufacturing/Office	Freight	Lease	1,700
Azle, TX	Office	Freight	Lease	1,400
Boise, ID	Manufacturing	Freight /Transit	Own	326,000
Maxton, NC	Manufacturing	Freight /Transit	Own	105,000
Willits, CA	Manufacturing	Freight /Transit	Own	70,000
Panorama City, CA	Manufacturing	Transit	Lease	200,000
Spartanburg, SC	Manufacturing/Service	Transit	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit	Lease	115,570
Plattsburgh, NY	Manufacturing	Transit	Lease	64,000
Elmsford, NY	Service Center	Transit	Lease	28,000
Spartanburg, SC	Warehouse	Transit	Lease	20,000
Green, SC	Warehouse	Transit	Lease	17,000
Elkhart, IN	Warehouse	Transit	Lease	8,000
Green, SC	Warehouse	Transit	Lease	6,000
Avondale, GA	Sales Office	Transit	Lease	1,720
San Pablo, CA	Office	Transit	Lease	550

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
New Castle, DE	Sales Office	Transit	Lease	400
Baltimore, MD	Sales Office	Transit	Lease	350
Mountaintop, PA	Vacant Land Available for Sale		Own	N/A

International
Wallaceburg (Ontario), Canada	Foundry	Freight	Own	126,600
San Luis Potosi, Mexico	Manufacturing/Service	Freight	Own	73,100
Skopje, Macedonia	Manufacturing/Office	Freight	Own	20,000
Shenyang City, Liaoning Province, China	Manufacturing	Freight	Lease	290,550
London (Ontario), Canada	Manufacturing	Freight	Lease	103,540
Beijing, China	Manufacturing	Freight	Lease	75,347
Stoney Creek (Ontario), Canada	Manufacturing/Service	Freight	Lease	47,940
Kolkata, India	Manufacturing	Freight	Lease	36,965
Lachine (Quebec), Canada	Service Center	Freight	Lease	17,000
Rydalmere, Australia	Office	Freight	Lease	14,786
Beijing, China	Office	Freight	Lease	3,552
Kuala Lumpur, Malaysia	Office	Freight	Lease	2,655
Calgary (Alberta), Canada	Service Center	Freight	Lease	984
Kutna Hora, Czech Republic	Warehouse	Freight	Lease	532
Kirkcaldy, UK	Office	Freight	Lease	200
Nepean (Ontario), Canada	Office	Freight	Lease	120
Doncaster, UK	Manufacturing/Service	Freight /Transit	Own	330,000
Wetherill Park, Australia	Manufacturing	Freight /Transit	Lease	70,600
Kempton Park, South Africa	Manufacturing	Freight /Transit	Lease	11,840
Avellino, Italy	Manufacturing/Office	Transit	Own	132,495
St. Laurent (Quebec), Canada	Manufacturing	Transit	Own	106,000
Recklinghausen, Germany	Manufacturing	Transit	Own	86,390
Camisano, Italy	Manufacturing/Office	Transit	Lease	136,465
Hangzhou City, Zhejiang Province, China	Manufacturing	Transit	Lease	31,032
Belo Horizonte, Brazil	Manufacturing/Service	Transit	Lease	33,992
Sassuolo, Italy	Manufacturing	Transit	Lease	30,000
Droylsden, UK	Manufacturing/Office	Transit	Lease	22,500
Aachen, Germany	Office	Transit	Lease	1,615
Munich, Germany	Office	Transit	Lease	1,615
Vierzon, France	Office	Transit	Lease	1,076
Milan, Italy	Office	Transit	Lease	1,000
Derby, UK	Office	Transit	Lease	850
Warsaw, Poland	Office	Transit	Lease	775
Barcelona, Spain	Office	Transit	Lease	110

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.
(2)	These facilities were part of the SCT purchase and the operations have been consolidated at other existing plants and are no longer in service.

Item 3.	LEGAL PROCEEDINGS

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

Officers	Age	Position
Albert J. Neupaver	59	President and Chief Executive Officer
Alvaro Garcia-Tunon	57	Senior Vice President, Chief Financial Officer and Secretary
Raymond T. Betler	54	Vice President, Group Executive
R. Mark Cox	42	Vice President, Corporate Development
Patrick D. Dugan	43	Vice President, Finance and Corporate Controller
Keith P. Hildum	47	Vice President and Treasurer
Charles F. Kovac	53	Vice President, Group Executive
Richard A. Mathes	55	Vice President, Group Executive
David M. Seitz	45	Vice President, Senior Counsel and Assistant Secretary
Scott E. Wahlstrom	46	Vice President, Human Resources
Timothy R. Wesley	48	Vice President, Investor Relations and Corporate Communications

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

Keith P. Hildum was named Vice President and Treasurer in October 2006. He had been serving as Treasurer of the Company since 2001, and prior to that was Vice President, Finance and Administration—Railroad Operations. He has been with Wabtec since 1999, having held various positions with MotivePower Industries. Prior to MotivePower, Mr. Hildum was a Senior Manager with Deloitte & Touche.

Charles F. Kovac was named Vice President, Group Executive in September 2007. Prior to joining Wabtec, Mr. Kovac served as General Manager of the Global Floor Care/Specialty Motors Division of AMETEK, Inc. since 2003. Prior to joining AMETEK, Inc., Mr. Kovac was Chief Operating Officer of The Teleios Group, LLC from 1999 to 2003.

Richard A. Mathes was named Vice President, Group Executive of Wabtec in December, 2008. Prior to joining Wabtec Mr. Mathes was CEO of SCT from 1995 to 2008, having rejoined SCT in 1989 as President. Mr. Mathes had previously been in sales and marketing with SCT from 1979 through 1984 before leaving to pursue other opportunities in the rail industry. He began his 36 year career in the transportation industry in 1972 with the Missouri Pacific Railroad in St. Louis, MO.

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

The Common Stock of the Company is listed on the New York Stock Exchange. As of February 22, 2010, there were 47,619,699 shares of Common Stock outstanding held by 794 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

2009	High	Low	Dividends
First Quarter	$40.74	$23.14	$0.01
Second Quarter	$39.94	$25.19	$0.01
Third Quarter	$40.18	$29.84	$0.01
Fourth Quarter	$42.91	$36.00	$0.01

2008	High	Low	Dividends
First Quarter	$37.37	$28.72	$0.01
Second Quarter	$51.50	$36.49	$0.01
Third Quarter	$60.75	$43.29	$0.01
Fourth Quarter	$55.81	$28.86	$0.01

The Company’s credit agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

At the close of business on February 22, 2010, the Company’s Common Stock traded at $39.36 per share.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2009, of Wabtec’s common stock, (i) the S&P 500,

(ii) and our peer group of manufacturing companies consisting of the following publicly traded companies: The Greenbrier Companies, Inc., L.B. Foster Company, Trinity Industries, Portec Rail Products, Inc. and Freight Car America, Inc.

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. On February 20, 2008 the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program. The program qualifies under the 2008 Refinancing Credit Agreement, as applicable, as well as the 6.875% Senior Notes currently outstanding.

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

During the first quarter of 2009, the Company repurchased 290,000 shares at an average price of $25.08 per share. During the second quarter of 2009, the Company repurchased 379,700 shares at an average price of $32.61 per share. No additional shares were repurchased during the third and fourth quarters of 2009. All purchases were on the open market.

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

	Year Ended December 31,
In thousands, except per share amounts	2009	2008	2007	2006	2005
Income Statement Data
Net sales	$1,401,616	$1,574,749	$1,360,088	$1,087,620	$1,034,024
Gross profit	393,326	427,186	369,619	296,777	259,646
Operating expenses	(213,294)	(214,670)	(189,878)	(166,626)	(157,717)

Income from operations (1)	$180,032	$212,516	$179,741	$130,151	$101,929

Interest expense, net	$(16,674)	$(8,508)	$(3,637)	$(2,177)	$(9,358)
Other income (expense), net	1	292	(3,650)	(1,417)	(3,055)
Income from continuing operations	115,055	130,554	109,387	86,494	57,685
Income (loss) from discontinued operations (net of tax) (2)	—	(3)	183	(1,690)	(1,909)

Net income attributable to Wabtec shareholders (3)	$115,055	$130,551	$109,570	$84,804	$55,776

Diluted Earnings per Common Share
Income from continuing operations	$2.39	$2.66	$2.24	$1.76	$1.21
Net income attributable to Wabtec shareholders (3)	$2.39	$2.66	$2.24	$1.73	$1.17

Cash dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04

Fully diluted shares outstanding	47,977	48,847	48,873	49,108	47,595

Balance Sheet Data
Total assets	$1,585,835	$1,507,520	$1,158,702	$972,842	$836,357
Cash	188,659	141,805	234,689	187,979	141,365
Total debt	391,780	387,080	150,250	150,000	150,000
Shareholders’ equity	778,913	645,807	617,268	469,889	379,207

(1)	In 2009, includes $3.9 million royalty charge related to the Final Award in the arbitration proceeding between Faiveley Transport Malmo AB and Wabtec.
(2)	In 2006, includes $1.7 million relating to the sale of a non-core product division of Rütgers Rail, S.p.A. In 2005, includes $1.6 million relating to the liquidation of the bus door joint venture in China.
(3)	In 2009, 2008 and 2006, tax benefits of $9.7 million, $1.0 million and $700,000 were recognized, respectively, primarily related to resolving certain tax issues from prior years that have been closed from further regulatory examination. In 2007 and 2006, a tax benefit of $3.1 million and $5.3 million, respectively, was recognized related to deferred taxes, primarily due to the reversal of previously established valuation allowances on deferred tax assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In 2009, about 40% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. In 2009, the U.S. economy, in general, and the Company specifically were impacted by the global economic recession during the year. This was particularly true for the Company’s Freight Segment. In the U.S., for example, freight revenue ton-miles and carloadings were down 15.1% and 16.1%, respectively, although they did improve slightly in the second half of the year. With rail traffic down significantly, railroads put a portion of their locomotive and freight car fleets in storage, and reduced purchases of new equipment. As a result, 2009 deliveries of new freight locomotives decreased about 50% and deliveries of new freight cars decreased about 65%. Although less than 15% of the Company’s revenues are directly related to deliveries of new freight locomotives and freight cars, the decline in those markets had a material impact on the Company’s financial results. To mitigate this impact, Wabtec initiated a series of restructuring actions that included plant consolidations, a work force reduction and other cost reduction efforts.

The North American transit rail industry is driven by government spending and ridership. Spending increased about 6% in 2009, while ridership decreased about 4% due to the economy. In February 2009, the U.S. federal government passed new spending legislation designed to stimulate the U.S. economy. Of the $789 billion spending package, up to $20 billion is to be spent on freight and passenger transportation, as follows: $8.4 billion for public transportation, $8 billion for high-speed rail, $1.5 billion for discretionary intermodal projects, and $1.3 billion for AMTRAK. Wabtec expects to benefit from this additional spending, as transit authorities invest in expansion, new equipment and other related projects.

In 2010, the Company expects conditions to remain challenging in the freight rail market and generally stable in the passenger transit market. Demand for new freight cars and locomotives are expected to be lower, due to the railroads’ amount of surplus equipment. In the passenger transit market, the Company believes that increases in federal funding and stable ridership will continue to have a beneficial effect on the demand for new equipment and aftermarket parts. In response to current market conditions, Wabtec may continue to take certain actions to reduce costs, including plant consolidations, work force reductions and general spending cuts. Management believes these actions will not affect the company’s ability to continue to invest in its strategic growth initiatives.

In 2010 and beyond, unfavorable general economic and market conditions in the United States and internationally could have a negative impact on our sales and operations. To the extent that the economy is slow to recover and results in continued instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

Wabtec downsized its Canadian operations by moving certain products to lower-cost facilities and outsourcing. In the Freight segment, Wabtec recorded charges of 4.6 million and $3.6 million for the years ended December 31, 2008 and 2007, respectively. No charges for these operations and this restructuring plan were recorded in the year ended December 31, 2009. For these operations cumulative expenses for restructuring and other expenses recorded since 2006 have been $16.5 million, comprised of the $5.7 million for employee severance costs for approximately 400 employees; $5.5 million of pension and postretirement benefit curtailment for those employees; and $5.3 million related to fixed asset and goodwill impairment. Goodwill impairment was recorded as amortization expense and most of the other charges were recorded in cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of December 31, 2009, $4.2 million of this amount had been paid.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In millions	2009	2008	2007
Net sales	$1,401.6	$1,574.8	$1,360.1
Cost of sales	(1,008.3)	(1,147.6)	(990.5)

Gross profit	393.3	427.2	369.6
Selling, general and administrative expenses	(161.0)	(170.6)	(148.5)
Engineering expenses	(42.4)	(39.0)	(37.4)
Amortization expense	(9.9)	(5.1)	(4.0)

Total operating expenses	(213.3)	(214.7)	(189.9)

Income from operations	180.0	212.5	179.7
Interest expense, net	(16.6)	(8.5)	(3.6)
Other income (expense), net	—	0.3	(3.6)

Income from continuing operations before income taxes	163.4	204.3	172.5
Income tax expense	(48.3)	(73.7)	(63.1)

Income from continuing operations	115.1	130.6	109.4
Discontinued operations (net of tax)	—	—	0.2

Net income attributable to Wabtec shareholders	$115.1	$130.6	$109.6

2009 COMPARED TO 2008

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2009	2008	Percent Change
Net sales	$1,401,616	$1,574,749	(11.0)%
Income from operations	180,032	212,516	(15.3)%
Net income attributable to Wabtec shareholders	115,055	130,551	(11.9)%

Net sales decreased by $173.2 million to $1,401.6 million in 2009 from $1,574.8 million in 2008. The decrease is due to the recession experienced during the previous twelve months, which contributed to lower rail traffic and lower Freight Group sales. Sales related to acquisitions of $114.9 million, partially offset the decrease. The Company realized a net sales reduction of $35.1 million due to unfavorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange.

Net income for 2009 was $115.1 million or $2.39 per diluted share. Net income for 2008 was $130.6 million or $2.66 per diluted share. Net income decreased due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions, partially offset by cost-saving initiatives and lower income taxes. Net income was also decreased by the $3.9 million royalty charge, included in selling, general and administrative expenses, related to the Final Award in the arbitration proceeding between Faiveley Transport Malmo AB and Wabtec.

Net sales by Segment The following table shows the Company’s net sales by business segment:

	For the year ended December 31,
In thousands	2009	2008
Freight Group	$588,399	$773,523
Transit Group	813,217	801,226

Net sales	$1,401,616	$1,574,749

Freight Group sales decreased by $185.2 million or 23.9% due to lower sales of $145.7 million for specialty products, $107.3 million for brake products and $21.5 million for remanufacturing, overhaul and manufacturing of locomotives. Offsetting those reductions was an increase in sales of $103.1 million from acquisitions. Transit Group sales increased by $12.0 million or 1.5% due to increased sales of $17.1 million for brake products, $25.0 million for other transit related products and $11.8 million from acquisitions. Offsetting those increases was a decrease in sales of $10.0 million for remanufacturing, overhaul and build of locomotives. For the Transit Group, net sales were reduced by $30.9 million due to unfavorable effects of foreign exchange on sales mentioned above.

Gross profit Gross profit decreased to $393.3 million in 2009 compared to $427.2 million in 2008. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In 2009, gross profit, as a percentage of sales, was 28.1% compared to 27.1% in 2008. The gross profit percentage increased due to realized cost savings from downsizing and consolidation actions and increased gross profit in the transit segment due to efficiencies realized on certain long-term contracts. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales. The provision for warranty expense was $3.4 more in 2009 compared to 2008 due primarily to specific reserves on certain transit products. The warranty reserve decreased at December 31, 2009 compared to December 31, 2008 by $1.5 million due to claims paid on certain freight products.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2009	2008	Percent Change
Selling, general and administrative expenses	$160,998	$170,597	(5.6)%
Engineering expenses	42,447	38,981	8.9%
Amortization expense	9,849	5,092	93.4%

Total operating expenses	$213,294	$214,670	(0.6)%

Selling, general, and administrative expenses decreased $9.6 million in 2009 compared to 2008 due to cost-saving initiatives, partially offset by increased expenses from acquisitions. Engineering expenses increased by $3.4 million in 2009 compared to 2008 due to acquisitions, offset partially by cost-saving initiatives. Amortization expense increased $4.8 million due to acquisitions. During 2009, the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. While certain portions of the building are being leased back, this transaction resulted in a gain of $2.1 million and deferred gain of $0.6 million. The deferred gain will be recognized over five years. Total operating expenses were 15.2% and 13.6% of sales for 2009 and 2008, respectively.

Income from operations Income from operations totaled $180.0 million (or 12.8% of sales) in 2009 compared to $212.5 million (or 13.5% of sales) in 2008. Income from operations decreased due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions and the royalty payment to Faiveley Transport Malmo AB, partially offset by cost-saving initiatives.

Interest expense, net Interest expense, net increased $8.1 million in 2009 compared to 2008 due to acquisition financing.

Other expense, net Other expense, net decreased $0.3 million in 2009 compared to 2008. The Company recorded foreign exchange expense of $1.3 million due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings. This was offset by $1.0 million of other miscellaneous income.

Income taxes The effective income tax rate was 29.6% and 36.1% in 2009 and 2008, respectively. The decrease in the effective tax rate is primarily due to the settlement of examinations in various taxing jurisdictions during 2009.

Net income Net income for 2009 decreased $15.5 million, compared to 2008. The decrease in net income is due primarily to lower sales.

2008 COMPARED TO 2007

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2008	2007	Percent Change
Net sales	$1,574,749	$1,360,088	15.8%
Income from operations	212,516	179,741	18.2%
Net income attributable to Wabtec shareholders	130,551	109,570	19.2%

Net sales increased by $214.7 million to $1,574.8 million in 2008 from $1,360.1 million in 2007. The increase is due to internal growth from increased sales of $55.3 million for brake products, $36.8 million for contracts related to transit authorities, $21.8 million in remanufacturing, overhaul and build of locomotives, and $16.6 million for heat exchangers. Sales related to acquisitions also contributed $59.3 million to the increase. Sales related to international expansion also contributed $18 million to the increase. Offsetting these increases, the Company did realize a net sales decrease of $12.2 million due to foreign exchange but net earnings are mostly not impacted by foreign exchange.

Net income for 2008 was $130.6 million or $2.66 per diluted share. Net income for 2007 was $109.6 million or $2.24 per diluted share. Net income improved primarily due to sales increases.

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

Other expense, net Other expense, net decreased $3.9 million in 2008 compared to 2007. The Company recorded foreign exchange expense of $399,000 and $3.2 million, respectively, in 2008 and 2007, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings.

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

Liquidity and Capital Resources

Liquidity is provided by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2009	2008	2007
Cash provided by (used for):
Operating activities	$160,521	$159,384	$142,509
Investing activities	(115,221)	(417,441)	(93,536)
Financing activities:
Proceeds from debt	197,500	236,000	—
Payments of debt	(193,324)	(385)	(657)
Stock repurchase	(19,654)	(45,796)	(17,888)
Cash dividends	(1,917)	(1,940)	(1,944)
Other	4,438	1,832	7,504

Operating activities. Cash provided by operations in 2009 was $160.5 million as compared to $159.4 million in 2008. This $1.1 million increase in cash provided by operations resulted from a net decrease in working capital, offset by lower net income. The decrease in accounts receivables resulted in an improvement of $101.4 million. The decrease in inventories resulted in an improvement of $76.1 million. Accounts payable used cash of $62.5 million due to a reduction in purchasing. These changes were the result of overall reduced volume of sales. Accrued liabilities and customer deposits used cash of $87.7 million due to a reduction in customer deposits on contracts. Other assets and liabilities, including accrued income taxes, used cash of $6.4 million. Net income for the Company decreased $15.5 million primarily as a result of decreased sales, due to the economic recession.

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

Investing activities. In 2009 and 2008, cash used in investing activities was $115.2 million and $417.4 million, respectively. In 2009, Wabtec acquired Unifin International LP, and its affiliate, Cardinal Pumps and Exchangers, Inc. for $92.9 million, net of cash received. During 2009 the Company also paid $4.7 million as part of the working capital settlement for the Poli acquisition and $3.4 million to acquire certain other assets. In 2009, the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. In 2008, Wabtec acquired 100% of the stock of Poli SpA and Standard Car Truck for $82.3 million and $302.9 million, respectively, net of cash received. Other investments include $8.4 million for certain operations in China, and $4.5 million for certain assets to support our train management business. In 2007, Wabtec acquired 100% of the stock of Ricon Corporation for $73.6 million, net of cash received. Capital expenditures were $18.3 million, $19.7 million, and $19.7 million in 2009, 2008 and 2007, respectively.

Financing activities. In 2009, cash used for financing activities was $13.0 million, which included $197.5 million in proceeds from debt and $162.5 million of repayments of debt on the revolving credit facility, $30.8 million of debt repayments on the term loan and other debt, $1.9 million of dividend payments and $19.7 million of Wabtec stock repurchases. In 2008, cash provided by financing activities was $189.7 million, which included $236.0 million of borrowings under the new credit facility, offset by $45.8 million of Wabtec stock repurchases.

The following table shows outstanding indebtedness at December 31, 2009 and 2008.

	December 31,
In thousands	2009	2008
6.875% senior notes, due 2013	$150,000	$150,000
Term Loan Facility	170,000	200,000
Revolving Credit Facility	71,000	36,000
Capital Leases	780	1,080

Total	391,780	387,080
Less—current portion	32,741	30,381

Long-term portion	$359,039	$356,699

Cash balance at December 31, 2009 and 2008 was $188.7 million and $141.8 million, respectively.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At December 31, 2009 the weighted average interest rate on the Company’s variable rate debt was 1.49%. At December 31, 2009, the Company had available bank borrowing capacity, net of $28.6 million of letters of credit, of approximately $200.4 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The Base Rate margin is zero basis points and the initial Alternate Rate margin is 125 basis points. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into an interest rate swap which effectively converted a portion of the debt from variable to fixed-rate borrowing during the term of the swap contract. On December 31, 2009, the notional value of the interest rate swap outstanding was $92.5 million and effectively changed the Company’s interest rate on bank debt at December 31, 2009 from a variable rate to a fixed rate of 1.84%. The interest rate swap agreement matures in January 2010. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution and the Company does not anticipate nonperformance.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2009:

In thousands	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating activities:
Purchase obligations (1)	$36,622	$31,442	$5,180	$—	$—
Operating leases (2)	38,192	6,496	11,105	8,966	11,625
Pension benefit payments (3)	—	11,254	21,697	20,981	—
Postretirement benefit payments (4)	—	2,107	4,150	4,218	—
Financing activities:
Interest payments (5)	45,672	13,693	25,640	6,114	225
Long-term debt (6)	391,780	32,741	80,341	278,560	138
Dividends to shareholders (7)	—	—	—	—	—
Investing activities:
Capital projects (8)	25,000	25,000	—	—	—
Other:
Standby letters of credit (9)	28,786	25,519	460	2,807	—

Total		$148,252	$148,573	$321,646

(1)	Purchase obligations for the purposes of this disclosure have been defined as a contractual obligation that is in excess of $100,000 annually, and $200,000 in total.
(2)	Future minimum payments for operating leases are disclosed by year in Note 15 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(3)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute about $9.4 million to pension plan investments in 2010. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(4)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Postretirement payments are based on actuarial estimates using current assumptions for discount rates and health care costs. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(5)	Interest payments are payable January and July of each year at 6.875% of $150 million Senior Notes due in 2013. Interest payments for the Term Loan Facility, Revolving Credit Facility and Capital Leases are based on contractual terms and the Company’s current interest rates.
(6)	Scheduled principal repayments of outstanding loan balances are disclosed in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(7)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $1.9 million.
(8)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2010 budget amount was approved at the December 2009 Board of Directors meeting.
(9)	The Company has $28.6 million in outstanding letters of credit for performance and bid bond purposes, which expire in various dates through 2013. Amounts include interest payments based on contractual terms and the Company’s current interest rate.

The above table does not reflect uncertain tax positions of $10.0 million, the timing of which are uncertain except for $589,000 that may become payable during 2010. Refer to Note 11 of the “Notes to Consolidated Financial Statements” for additional information on uncertain tax positions.

Obligations for operating activities. The Company has entered into $36.6 million of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $16.0 million and $14.8 million in 2009 and 2008, respectively. Benefits paid for post retirement plans were $1.9 million and $2.0 million in 2009 and in 2008, respectively.

Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments, interest payments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $1.9 million annually.

The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2009 initial value of performance bonds issued on the Company’s behalf is about $153.9 million.

Obligations for investing activities. The Company typically spends approximately $20 million to $30 million a year for capital expenditures, primarily related to facility expansion efficiency and modernization, health and safety, and environmental control. The Company expects annual capital expenditures in the future will be within this range.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements on our consolidated financial statements, see Note 2 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	prolonged unfavorable economic and industry conditions in the markets served by us, including North America, South America, Europe, Australia, Asia, and South Africa;

•	further decline in demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment;

•	fluctuations in interest rates and foreign currency exchange rates; or

•	availability of credit;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of acquisitions; or

•	the development and use of new technology;

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations;

•	federal and state income tax legislation; or

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounts Receivable and Allowance for Doubtful Accounts:

The Company provides an allowance for doubtful accounts to cover anticipated losses on uncollectible accounts receivable.	The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.	If our estimates regarding the collectability of troubled accounts, and/or our actual losses within our receivable portfolio exceed our historical experience, we may be exposed to the expense of increasing our allowance for doubtful accounts.

Inventories:

Inventories are stated at the lower of cost or market.	Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead.	If the market value of our products were to decrease due to changing market conditions, the Company could be at risk of incurring the cost of additional reserves to adjust inventory value to a market value lower than stated cost.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Inventory is reviewed to ensure that an adequate provision is recognized for excess, slow moving and obsolete inventories.	The Company compares inventory components to prior year sales history and current backlog and anticipated future requirements. To the extent that inventory parts exceed estimated usage and demand, a reserve is recognized to reduce the carrying value of inventory. Also, specific reserves are established for known inventory obsolescence.	If our estimates regarding sales and backlog requirements are inaccurate, we may be exposed to the expense of increasing our reserves for slow moving and obsolete inventory.

Goodwill and Indefinite-Lived Intangibles:

Goodwill and indefinite-lived intangibles are required to be tested for impairment at least annually. The Company performs its annual impairment test during the fourth quarter and more frequently when indicators of impairment are present. The Company reviews goodwill for impairment at the reporting unit level. The Company’s reporting units are the same as its reportable segments. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill).

We use a combination of a guideline public company market approach and a discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. During the fourth quarter of 2009, the Company used a discount rate for each of it reporting units ranging from 14% to 20% and a terminal growth of 3%. The difference in discount rates is based on the underlying markets and risks associated with each reporting unit.

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

Income Taxes:

Wabtec records an estimated liability or benefit for income and other taxes based on what it determines will likely be paid in various tax jurisdictions in which it operates in accordance with ASC 740-10 Accounting for Income Taxes and Accounting for Uncertainty in Income Taxes.

The estimate of our tax obligations are uncertain because Management must use judgment to estimate the exposures associated with our various filing positions, as well as realization of our deferred tax assets.

ASC 740-10 establishes a recognition and measurement threshold to determine the amount of tax benefit that should be recognized related to uncertain tax positions.

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

Revenue Recognition:

Revenue is recognized in accordance with ASC-605 “Revenue Recognition.”	Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.	Should market conditions and customer demands dictate changes to our standard shipping terms, the Company may be impacted by longer than typical revenue recognition cycles.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 38% and 61% of total long-term debt at December 31, 2009 and 2008, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at December 31, 2009 would increase or decrease interest expense by $1.5 million.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into an interest rate swap which effectively converted a portion of the debt from variable to fixed-rate borrowing during the term of the swap contract. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution and the Company does not anticipate nonperformance. The Company concluded that the interest rate swap agreement qualifies for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreement and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2009, the Company had an interest rate swap agreement with a notional value of $92.5 million and which effectively changed the Company’s interest rate on bank debt at December 31, 2009 from a variable rate to a fixed rate of 1.84%. The interest rate swap agreement matures in January 2010. As of December 31, 2009, the Company recorded a current liability of $63,000 and a corresponding offset in accumulated other comprehensive loss of $38,000, net of tax.

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

We occasionally enter into several types of financial instruments for the purpose of managing our exposure to foreign currency exchange rate fluctuations in countries in which we have significant operations. As of December 31, 2009, we had several such instruments outstanding to hedge currency rate fluctuation in 2010.

At December 31, 2009, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2009, the Company had forward contracts with a notional value of $10.1 million ZAR (or $1.2 million U.S.) with an average exchange rate of $8.21 ZAR per $1 USD, resulting in the recording of a current liability of $110,000 and a corresponding offset in accumulated other comprehensive income of $70,000, net of tax.

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

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2009, approximately 60% of Wabtec’s net sales were to the United States, 10% to Canada, 2% to Mexico, 4% to Australia, 2% to Germany, 10% to the United Kingdom, and 12% in other international locations. (See Note 20 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report).

Our market risk exposure is not substantially different from our exposure at December 31, 2008.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent public accountants.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2009. Based upon their evaluation, the principal executive officer and principal financial officer concluded that

Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting appears on page 44 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Ernst & Young’s attestation report on internal control over financial reporting appears on page 46 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 2010, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009. Information relating to the executive officers of the Company is set forth in Part I.

Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

This table provides aggregate information as of December 31, 2009 concerning equity awards under Wabtec’s compensation plans and arrangements.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,119,253	$23.89	1,194,189
Equity compensation plans not approved by shareholders	—	—	—

Total	1,119,253	$23.89	1,194,189

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

			Page
(a)

	(1)	Financial Statements and Reports on Internal Control

		Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	44

		Report of Independent Registered Public Accounting Firm	45

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	46

		Consolidated Balance Sheets as of December 31, 2009 and 2008	47

		Consolidated Statements of Operations for the three years ended December 31, 2009, 2008 and 2007	48

		Consolidated Statements of Cash Flows for the three years ended December 31, 2009, 2008 and 2007	49

		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2009, 2008 and 2007	50

		Notes to Consolidated Financial Statements	51

	(2)	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts	89

			Filing Method

(b)

		Exhibits

	2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	3

	3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

	3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007	7

	4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	5

	4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	5

	4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	5

	4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	5

	10.1	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

		Filing Method
10.2	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.3	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.4	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.5	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.6	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.7	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	9

10.8	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.9	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.10	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended	9

10.11	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	4

10.12	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004	6

10.13	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004	6

10.14	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	8

10.15	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006 *	8

10.16	Stock Purchase Agreement, by and among Wabtec Holding Company, certain shareholders of Schaefer Manufacturing, Inc. and CCP Limited Partnership, dated October 6, 2006	10

10.17	Share Purchase Agreement, by and between BBA Holding Deutschland GmbH and Westinghouse Air Brake Technologies Corporation, dated November 27, 2006 (Exhibits and Schedules omitted, but will be provided to the Commission upon request)	11

10.18	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin	12

10.19	Stock Purchase Agreement, by and between the Company and Polinvest S.r.l., dated May 16, 2008	13

		Filing Method

10.20	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	14

10.21	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, PNC Bank, National Association, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., RBS Greenwich Capital, JP Morgan Chase Bank, Bank of America, N.A., Citizens Bank of Pennsylvania, the Bank of Nova Scotia and First Commonwealth Bank, dated as of November 4, 2008	1

10.22	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Charles F. Kovac, Raymond T. Betler, Richard A. Mathes, R. Mark Cox, Scott E. Wahlstrom and Timothy R. Wesley *	15

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).
3	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).
4	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.
5	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).
6	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.
7	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 13, 2007.
8	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006
9	Filed as an Annex to the Company’s Schedule 14A Proxy Statement filed on April 13, 2006.
10	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.
12	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
13	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
14	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
15	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

*	Management contract or compensatory plan.

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

Management has excluded Unifin International LP, and its affiliate, Cardinal Pumps and Exchangers, Inc. (Unifin) from its assessment of internal controls over financial reporting as of December 31, 2009 because Unifin was acquired by the Company in a purchase business combination effective October 1, 2009. Unifin is a wholly owned subsidiaries whose total assets represents 12.4% and net income represents 0.8%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note 11 in the “Notes to Consolidated Financial Statements”, for the year ended December 31, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, subsequently codified in Topic 740, “Income Taxes,” of the Accounting Standards Codification. As explained in Note 2 in the “Notes to Consolidated Financial Statements”, for the year ended December 31, 2009 the Company adopted the December 2007 amendment to Accounting Standard Codification Topic 810, “Consolidation.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Unifin International LP, and its affiliate, Cardinal Pumps and Exchangers, Inc. (Unifin), which is included in the 2009 consolidated financial statements of Westinghouse Air Brake Technologies Corporation and constituted 12.4% of total assets as of December 31, 2009, and 0.8% of net income for the year then ended. Our audit of internal control over financial reporting of Westinghouse Air Brake Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Unifin.

In our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Westinghouse Air Brake Technologies Corporation and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 24, 2010

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and par value	2009	2008
Assets
Current Assets
Cash and cash equivalents	$188,659	$141,805
Accounts receivable	208,260	273,560
Inventories	239,333	264,158
Deferred income taxes	40,533	31,133
Other	12,724	14,693

Total current assets	689,509	725,349
Property, plant and equipment	451,996	431,604
Accumulated depreciation	(250,289)	(224,056)

Property, plant and equipment, net	201,707	207,548
Other Assets
Goodwill	482,978	319,449
Other intangibles, net	187,630	236,740
Deferred income taxes	4,964	1,052
Other noncurrent assets	19,047	17,382

Total other assets	694,619	574,623

Total Assets	$1,585,835	$1,507,520

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$119,895	$162,633
Customer deposits	44,251	80,353
Accrued compensation	30,423	36,483
Accrued warranty	20,025	20,933
Current portion of long-term debt	32,741	30,381
Commitments and contingencies	373	451
Other accrued liabilities	57,640	56,817

Total current liabilities	305,348	388,051
Long-term debt	359,039	356,699
Reserve for postretirement and pension benefits	64,078	69,343
Deferred income taxes	52,156	12,870
Commitments and contingencies	1,110	1,019
Accrued warranty	9,182	9,743
Other long-term liabilities	16,009	23,988

Total liabilities	806,922	861,713
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,688,695 and 47,907,357 outstanding at December 31, 2009 and 2008, respectively	662	662
Additional paid-in capital	329,707	328,587
Treasury stock, at cost, 18,486,072 and 18,267,410 shares, at December 31, 2009 and 2008, respectively	(289,137)	(276,421)
Retained earnings	766,221	653,083
Accumulated other comprehensive loss	(30,546)	(60,540)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	776,907	645,371
Non-controlling interest	2,006	436

Total shareholders’ equity	778,913	645,807

Total Liabilities and Shareholders’ Equity	$1,585,835	$1,507,520

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
In thousands, except per share data	2009	2008	2007
Net sales	$1,401,616	$1,574,749	$1,360,088
Cost of sales	(1,008,290)	(1,147,563)	(990,469)

Gross profit	393,326	427,186	369,619
Selling, general and administrative expenses	(160,998)	(170,597)	(148,437)
Engineering expenses	(42,447)	(38,981)	(37,434)
Amortization expense	(9,849)	(5,092)	(4,007)

Total operating expenses	(213,294)	(214,670)	(189,878)
Income from operations	180,032	212,516	179,741
Other income and expenses
Interest expense, net	(16,674)	(8,508)	(3,637)
Other income (expense), net	1	292	(3,650)

Income from continuing operations before income taxes	163,359	204,300	172,454
Income tax expense	(48,304)	(73,746)	(63,067)

Income from continuing operations	115,055	130,554	109,387
Income (loss) from discontinued operations (net of tax)	—	(3)	183

Net income attributable to Wabtec shareholders	$115,055	$130,551	$109,570

Earnings Per Common Share
Basic
Income from continuing operations	$2.41	$2.69	$2.25
Income (loss) from discontinued operations	—	—	0.01

Net income attributable to Wabtec shareholders	$2.41	$2.69	$2.26

Diluted
Income from continuing operations	$2.39	$2.66	$2.24
Income (loss) from discontinued operations	—	—	—

Net income attributable to Wabtec shareholders	$2.39	$2.66	$2.24

Weighted average shares outstanding
Basic	47,499	48,232	48,263
Diluted	47,977	48,847	48,873

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2009	2008	2007
Operating Activities
Net income attributable to Wabtec shareholders	$115,055	$130,551	$109,570
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	35,519	29,826	29,140
Stock-based compensation expense	3,620	10,475	11,252
Deferred income taxes	7,391	4,870	(2,278)
(Gain) loss on disposal of property, plant and equipment	(2,913)	2,647	4,324
Excess income tax benefits from exercise of stock options	(1,906)	(1,922)	(2,098)
Discontinued operations	—	(38)	(232)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	80,541	(20,841)	(31,568)
Inventories	33,360	(42,726)	(14,317)
Accounts payable	(48,238)	14,303	32,759
Accrued income taxes	841	(511)	13,513
Accrued liabilities and customer deposits	(56,203)	31,512	(4,308)
Other assets and liabilities	(6,546)	1,238	(3,248)

Net cash provided by operating activities	160,521	159,384	142,509
Investing Activities
Purchase of property, plant and equipment	(18,288)	(19,715)	(19,665)
Proceeds from disposal of property, plant and equipment	4,091	447	127
Acquisitions of businesses, net of cash acquired	(96,283)	(398,132)	(73,642)
Acquisition purchase price adjustments	(4,741)	(41)	(754)
Discontinued operations	—	—	398

Net cash used for investing activities	(115,221)	(417,441)	(93,536)
Financing Activities
Proceeds from debt	197,500	236,000	—
Payments of debt	(193,324)	(385)	(657)
Debt financing costs	—	(2,858)	—
Stock repurchase	(19,654)	(45,796)	(17,888)
Proceeds from exercise of stock options and other benefit plans	2,532	2,768	5,406
Excess income tax benefits from exercise of stock options	1,906	1,922	2,098
Cash dividends ($0.04 per share for the year ended December 31, 2009, 2008 and 2007)	(1,917)	(1,940)	(1,944)

Net cash (used for) provided by financing activities	(12,957)	189,711	(12,985)
Effect of changes in currency exchange rates	14,511	(24,538)	10,722

Increase/(decrease) in cash	46,854	(92,884)	46,710
Cash, beginning of year	141,805	234,689	187,979

Cash, end of year	$188,659	$141,805	$234,689

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands, except share and per share data	Comprehensive Income (Loss)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006		66,174,767	$662	$314,752	(17,923,991)	$(232,823)	$419,603	$(32,305)	$469,889
Adjustment to Beginning Retained Earnings due to adoption of FIN 48							(2,691)		(2,691)
Cash dividends ($0.04 dividend per share)							(1,944)		(1,944)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax				(5,076)	957,368	12,580			7,504
Stock-based Compensation				11,252					11,252
Net income	$109,570						109,570		109,570
Translation adjustment	29,554							29,554	29,554
Unrealized gains on foreign exchange contracts, net of $475 tax	825							825	825
Change in pension and post retirement benefit plans, net of $7,008 tax	11,197							11,197	11,197

Stock Repurchase					(509,800)	(17,888)			(17,888)
Total comprehensive income	$151,146

Balance, December 31, 2007		66,174,767	$662	$320,928	(17,476,423)	$(238,131)	$524,538	$9,271	$617,268
Adjustment to Beginning Retained Earnings due to adoption of FAS 158							(66)		(66)
Cash dividends ($0.04 dividend per share)							(1,940)		(1,940)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax				(2,816)	526,913	7,506			4,690
Stock-based Compensation				10,475					10,475
Net income	$130,551						130,551		130,551
Translation adjustment	(59,722)							(59,722)	(59,722)
Unrealized gains on foreign exchange contracts, net of $15 tax	26							26	26
Change in pension and post retirement benefit plans, net of $4,493 tax	(10,115)							(10,115)	(10,115)

Stock Repurchase					(1,317,900)	(45,796)			(45,796)
Total comprehensive income	$60,740

Balance, December 31, 2008		66,174,767	$662	$328,587	(18,267,410)	$(276,421)	$653,083	$(60,540)	$645,371
Cash dividends ($0.04 dividend per share)							(1,917)		(1,917)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax				(2,500)	451,038	6,938			4,438
Stock-based Compensation				3,620					3,620
Net income	$115,055						115,055		115,055
Translation adjustment	32,040							32,040	32,040
Unrealized (loss) on foreign exchange contracts, net of $55 tax	(96)							(96)	(96)
Unrealized (loss) on interest rate swap contracts, net of $25 tax	(38)							(38)	(38)
Change in pension and post retirement benefit plans, net of $2,583 tax	(1,912)							(1,912)	(1,912)

Stock Repurchase					(669,700)	(19,654)			(19,654)
Total comprehensive income	$145,049

Balance, December 31, 2009		66,174,767	$662	$329,707	(18,486,072)	$(289,137)	$766,221	$(30,546)	$776,907

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In 2009, about 40% of the Company’s revenues came from customers outside the U.S.

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

Subsequent Events In preparing the accompanying audited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2009 until February 24, 2010, the issuance date of the financial statements.

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

Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $7.3 million and $5.0 million as of December 31, 2009 and 2008, respectively.

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

Intangible Assets Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present. The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed, and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Periodically, Management of the Company assesses whether or not an indicator of impairment is present that would necessitate a goodwill impairment analysis be performed.

The goodwill impairment analysis is performed by comparing the carrying amount of the reporting unit to its estimated fair value and to the extent that the carrying value of the reporting unit exceeds its estimated fair value, the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized.

The Company reviews goodwill for impairment at the reporting unit level. The Company’s reporting units are the same as its reportable segments. The Company prepares its goodwill impairment analysis by comparing the estimated fair value of each reporting unit, using an income approach (a discounted cash flow model) as well as a market approach, with its carrying value. The income approach and the market approach are equally weighted in arriving at fair value, which the Company has applied consistently.

The discounted cash flow model requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures for the reporting units. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecasted by the reporting units), as well as projections of future operating margins. During the fourth quarter of 2009, the Company used a discount rate for each of its reporting units ranging from 14% to 20% and a terminal revenue growth rate of 3%. The difference in the discount rates is based on the underlying markets and risks associated with each of the Company’s reporting units.

The market approach requires several assumptions including EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2009, the Company used EBITDA multiples for its reporting units ranging from 6.5 to 7.5. The difference in the EBITDA multiples is due to the underlying markets associated with each of the Company’s reporting units.

The fair value of the Freight and Transit segments exceeded the carrying value of each reporting unit by more than 10%.

Warranty Costs Warranty costs are accrued based on Management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $20.4 million, $17.1 million and $10.4 million for 2009, 2008 and 2007, respectively. Warranty reserves were $29.2 million and $30.7 million at December 31, 2009 and 2008, respectively.

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

At December 31, 2009, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2009, the Company had forward contracts with a notional value of $10.1 million ZAR (or $1.2 million U.S.) with an average exchange rate of $8.21 ZAR per $1 USD, resulting in the recording of a current liability of $110,000 and a corresponding offset in accumulated other comprehensive income of $70,000, net of tax.

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

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into an interest rate swap which effectively converted a portion of the debt from variable to fixed-rate borrowing during the term of the swap contract. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution and the Company does not anticipate nonperformance. The Company concluded that the interest rate swap agreement qualifies for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreement and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2009, the Company had an interest rate swap agreement with a notional value of $92.5 million and which effectively changed the Company’s interest rate on bank debt at December 31, 2009 from a variable rate to a fixed rate of 1.84%. The interest rate swap agreement matures in January 2010. As of December 31, 2009, the Company recorded a current liability of $63,000 and a corresponding offset in accumulated other comprehensive loss of $38,000, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830, “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other (expense) income, net were $1.3 million, $0.4 million and $3.2 million for 2009, 2008 and 2007, respectively.

Noncontrolling Interests On January 1, 2009, the Company adopted the amendment under ASC 810 “Consolidation” related to noncontrolling interests in consolidated financial statements. This amendment establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amendment clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. The presentation and disclosure requirements of the amendment require retrospective application to all prior periods presented. In accordance with ASC 810, the Company classified noncontrolling interests as equity on our condensed consolidated balance sheets as of December 31, 2009 and 2008. Net income attributable to noncontrolling interests for the years ended December 31, 2009, 2008 and 2007 was not material.

Other Comprehensive Income (Loss) Comprehensive income (loss) is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts, interest rate swaps, and pension and post retirement related adjustments.

Revenue Recognition Revenue is recognized in accordance with ASC 605 “Revenue Recognition.” Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $12.1 million and $11.0 million at December 31, 2009 and 2008, respectively.

Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2009, 2008 and 2007.

Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.

Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2009, 2008 and 2007, the Company incurred costs of approximately $42.4 million, $39.0 million and $37.4 million, respectively.

Employees As of December 31, 2009, approximately 37% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective through 2010, 2011, 2012 and 2013. Agreements expiring in 2010 cover approximately 21% of the Company’s workforce.

Earnings Per Share Basic and diluted earnings per common share is computed in accordance with ASC 260 “Earnings Per Share.” Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and included in the computation of earnings per share pursuant to the two-class method included in ASC 260-10-55. (See Note 12 “Earnings Per Share” included herein)

Reclassifications Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation.

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

Recent Accounting Pronouncements In December 2007, updates were made to ASC 805, “Business Combinations” and ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements.” The update to ASC 805 retains the fundamental requirements, but also broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. The update to ASC 810-10-65 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of the update to ASC 810-10-65, which are to be applied retrospectively for all periods presented, the updates to ASC 805 and ASC 810-10-65 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. This updated standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. The adoption of this updated standard did not have a material impact on the Company’s financial condition and results of operations.

In June 2008, an update was made to ASC 260-10-55 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The update to ASC 260-10-55 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10-55 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the updates of ASC 260-10-55. The Company adopted the updated ASC 260-10-55 as of January 1, 2009, and has computed earnings per share based on the two-class method. (See Note 12 “Earnings Per Share” included herein).

In December 2008, an update was made to ASC 720-20-65, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The update to ASC 720-20-65 amends ASC 230-10-55, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under the updated ASC 720-20-65 include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The adoption of this updated standard did not have a material impact on the Company’s financial condition and results of operations.

In May 2009, and update was made to ASC 855, “Subsequent Events”. The update to ASC 855 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, the update to ASC 855 requires an entity to disclose the date through which subsequent events have been evaluated. The company adopted the updated ASC 855 in second quarter 2009. (See “Subsequent Events” above).

In June 2009, the FASB issued Update No. 2009-01, “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-01). ASU 2009-01 establishes only two levels of GAAP, authoritative and nonauthoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The Company began using the new guidelines and number system prescribed by the ASC when referring to GAAP in the third quarter 2009. As the ASC was not intended to change or alter existing GAAP, and adoption of this standard did not have any impact on the Company’s financial condition and results of operations.

In June 2009, an update was made to ASC 860 “Transfers and Servicing.” Among other items, the update removes the concept of a qualifying special-purpose entity and clarifies that the objective of ASC 860 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. The update is effective January 1, 2010. Upon adoption, the Company does not expect this update to have a material impact on its financial condition and results of operations.

In June 2009, an update was made to ASC 810 “Consolidation.” This update amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Upon adoption, the Company does not expect this update to have a material impact on its financial condition or results of operations.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value measurement and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC 820 “Fair Value Measurements and Disclosures” to provide further guidance on how to measure the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective beginning fourth quarter of 2009 for the Company. The adoption of this standard did not have a material impact on the Company’s financial condition and results of operations.

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

On October 1, 2009, the Company used cash on hand to acquire Unifin International LP, and its affiliate, Cardinal Pumps and Exchangers, Inc. (“Unifin”), a manufacturer of cooling systems and related equipment for the power generation and transmission industry. The purchase price was $92.9 million, net of cash received, resulting in preliminary additional goodwill of $54.8 million, of which all will be deductible for tax purposes. Unifin will operate as a business of Wabtec’s Freight Group. On July 22, 2009, the Company acquired certain assets for $3.4 million.

On December 5, 2008, the Company acquired Standard Car Truck Company (“SCT”), a manufacturer and designer of stabilization systems for freight cars, including engineered truck (undercarriage) components such as springs, friction wedges and wear plates. Its Barber® brand truck design is used throughout the world and holds a leading share of the North American market. The company also manufactures and services locomotives components, including compressors and pumps. The purchase price was $302.6 million, net of cash received, resulting in goodwill of $154.7 million, of which all will be deductible for tax purposes. Included in the purchase price of $302.6 million is $25.0 million related to an escrow deposit, which may be released to the Company for indemnity claims in accordance with the purchase and escrow agreements. On December 5, 2008, the Company acquired a majority of Beijing Wabtec Huaxia Technology Company, Ltd. (“Huaxia”) for $5.6 million. On December 31, 2008, the Company invested $2.8 million in Shenyang CNR Wabtec Railway Brake Technology Company, Ltd. (“Shenyang”) for a minority interest in a joint venture Company. Huaxia and Shenyang manufactures braking equipment, including brake shoes, pads and friction linings for the freight car market in China. On October 27, 2008, the Company acquired certain assets related to the development, sale, service, and maintenance of software programs used in train management systems for $4.5 million. On June 30, 2008, the Company acquired 100% of the stock of Poli S.p.A. (Poli), a European based manufacturer of rail braking equipment including brake discs for high speed applications, as well as tread brake units and pneumatic brake valves that meet International Union of Railways (UIC) standards. Poli will primarily operate as a business of Wabtec’s Transit Group. The purchase price was €55.2 million (about $87.0 million USD), net of cash received, resulting in goodwill of $38.9 million, of which none will be deductible for tax purposes. Included in the purchase price is $11.8 million related to an escrow deposit, which may be released to the Company for indemnity claims, environmental claims or allocation of tax liabilities in accordance with the purchase and escrow agreements.

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

For the Unifin, SCT and Poli acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

	Unifin	SCT	Poli
In thousands	October 1, 2009	December 5, 2008	June 30, 2008
Current assets	$8,769	$81,639	$25,595
Property, plant & equipment	5,552	22,448	11,999
Goodwill and other intangible assets	88,337	225,682	76,342
Other assets	4,027	659	4,236

Total assets acquired	106,685	330,428	118,172
Total liabilities assumed	(13,760)	(27,813)	(31,138)

Net assets acquired	$92,925	$302,615	$87,034

Of the preliminary allocation of $33.5 million of acquired intangible assets for Unifin, exclusive of goodwill, $14.8 million was assigned to trade name, $16.3 million was assigned to customer relationships, $278,000 was assigned to patents and $2.1 million was assigned to customer backlog. The trade name is considered to have an indefinite useful life while the customer relationships’ average useful life is 10 years and patents’ average useful life is three years. The allocation of $71.0 million of acquired intangible assets for SCT exclusive of goodwill, $29.3 million was assigned to trade name, $38.5 million was assigned to customer relationships, $743,000 was assigned to patents, $1.0 million was assigned to customer backlog and $1.4 million was assigned to long term contracts. The trade name is considered to have an indefinite useful life while the customer relationships’ average useful life is 24 years and patents’ average useful life is nine years. The allocation of $37.4 million of acquired intangible assets for Poli, exclusive of goodwill, $18.8 million was assigned to trade name, $17.8 million was assigned to customer relationships, $449,000 was assigned to patents and $312,000 was assigned to customer backlog. The trade name is considered to have an indefinite useful life while the customer relationships average useful life is 15 years and patents average useful life is eight years.

The following unaudited pro forma financial information presents income statement results as if Poli, SCT, Huaxia and Unifin had occurred January 1, 2008:

	For the year ended December 31,
In thousands, except per share	2009	2008
Net sales	$1,436,011	$1,875,175
Gross profit	410,084	511,640
Net income attributable to Wabtec shareholders (1)	125,464	117,106
Diluted earnings per share
As reported	$2.39	$2.66
Pro forma	$2.61	$2.39

(1)	For the year ended December 31, 2008, net income attributable to Wabtec shareholders included $48.5 million of expense for management incentive bonus recorded by SCT in conjunction with signing the purchase agreement.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the year ended December 31,
In thousands	2009	2008	2007
Interest paid during the year	$17,693	$11,449	$10,601
Income taxes paid during the year, net of amount refunded	35,766	62,798	49,841
Business acquisitions:
Fair value of assets acquired	$111,583	$447,406	$95,600
Liabilities assumed	13,760	41,169	22,000

Cash paid	97,823	406,237	73,600
Less cash acquired	1,540	8,105	—

Net cash paid	$96,283	$398,132	$73,600

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares of common stock. On February 20, 2008 the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares. The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program. The program qualifies under the 2008 Refinancing Credit Agreement as well as the 6.875% Senior Notes currently outstanding.

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

During the first quarter of 2009, the Company repurchased 290,000 shares at an average price of $25.08 per share. During the second quarter of 2009, the Company repurchased 379,700 shares at an average price of $32.61 per share. No additional shares were repurchased during the third and fourth quarters of 2009. All purchases were on the open market.

5.	RESTRUCTURING AND IMPAIRMENT CHARGES

Wabtec downsized its Canadian operations by moving certain products to lower-cost facilities and outsourcing. In the Freight segment, Wabtec recorded charges of 4.6 million and $3.6 million for the years ended December 31, 2008 and 2007, respectively. No charges for these operations and this restructuring plan were recorded in the year ended December 31, 2009. For these operations cumulative expenses for restructuring and other expenses recorded since 2006 have been $16.5 million, comprised of the $5.7 million for employee severance costs for approximately 400 employees; $5.5 million of pension and postretirement benefit curtailment for those employees; $5.3 million related to fixed asset and goodwill impairment. Goodwill impairment was recorded as amortization expense and most of the other charges were recorded in cost of sales. Severance costs are contractual liabilities and payment is dependent on the waiver by or expiration of certain seniority rights of those employees. As of December 31, 2009, $4.2 million of this amount had been paid.

6.	INVENTORIES

The components of inventory, net of reserves, were:

	December 31,
In thousands	2009	2008
Raw materials	$98,196	$95,270
Work-in-process	87,155	89,474
Finished goods	53,982	79,414

Total inventories	$239,333	$264,158

7.	PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

	December 31,
In thousands	2009	2008
Machinery and equipment	$328,172	$308,189
Buildings and improvements	110,949	110,804
Land and improvements	9,448	9,194
Locomotive leased fleet	3,427	3,417

PP&E	451,996	431,604
Less: accumulated depreciation	(250,289)	(224,056)

Total	$201,707	$207,548

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Buildings and improvements	20 to 40
Machinery and equipment	3 to 15
Locomotive leased fleet	4 to 15

Depreciation expense was $25.7 million, $24.7 million, and $25.1 million for 2009, 2008 and 2007, respectively.

8.	INTANGIBLES

Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Goodwill and indefinite lived intangible assets are reviewed annually during the fourth quarter for impairment by applying a fair-value-based test and more frequently when indicators of impairment are present. The fair value was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Goodwill and indefinite live intangible assets were not impaired at December 31, 2009 and 2008.

Goodwill was $483.0 million and $319.4 million at December 31, 2009 and 2008, respectively. The adjustment of $103.5 million to Goodwill for is due to Standard Car Truck and Poli. The change in the carrying amount of goodwill by segment for the year ended December 31, 2009 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2008	$182,247	$137,202	$319,449
Adjustment to preliminary purchase allocation	88,211	15,303	103,514
Acquisition	55,712	—	55,712
Foreign currency impact	2,400	1,903	4,303

Balance at December 31, 2009	$328,570	$154,408	$482,978

As of December 31, 2009 and 2008, the Company’s trademarks had a net carrying amount of $96.0 million and $75.6 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2009	2008
Patents and other, net of accumulated amortization of $26,135 and $28,294	$10,832	$19,409
Customer relationships, net of accumulated amortization of $7,122 and $3,399	80,806	141,739

Total	$91,638	$161,148

The weighted average useful lives of patents, customer relationships and intellectual property were seven years, 17 years and 19 years respectively. Amortization expense for intangible assets was $9.8 million, $5.0 million, and $3.9 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2010	$7,194
2011	$7,123
2012	$7,049
2013	$6,676
2014	$6,668

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In thousands	2009	2008
6.875% senior notes, due 2013	$150,000	$150,000
Term Loan Facility	170,000	200,000
Revolving Credit Facility	71,000	36,000
Capital Leases	780	1,080

Total	391,780	387,080
Less—current portion	32,741	30,381

Long-term portion	$359,039	$356,699

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At December 31, 2009, the Company had available bank borrowing capacity, net of $28.6 million of letters of credit, of approximately $200.4 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points. At December 31, 2009 the weighted average interest rate on the Company’s variable rate debt was 1.49%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into an interest rate swap which effectively converted a portion of the debt from variable to fixed-rate borrowing during the term of the swap contract. On December 31, 2009, the notional value of the interest rate swap outstanding was $92.5 million and effectively changed the Company’s interest rate on bank debt at December 31, 2009 from a variable rate to a fixed rate of 1.84%. The interest rate swap agreement matures in January 2010. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution and the Company does not anticipate nonperformance.

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

Debt and Capital Leases

Capital leases were acquired in the Poli and SCT acquisitions.

Scheduled principal repayments of debt and capital lease balances as of December 31, 2009 are as follows:

2010	$32,741
2011	40,233
2012	40,108
2013	278,530
2014	30
Future years	138

Total	$391,780

10.	EMPLOYEE BENEFIT PLANS

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

Obligations and Funded Status

	U.S.		International
In thousands	2009	2008	2009	2008
Change in projected benefit obligation
Obligation at beginning of year	$(46,408)	$(45,555)	$(100,183)	$(142,188)
Service cost	(282)	(278)	(2,775)	(3,299)
Interest cost	(2,745)	(2,763)	(6,864)	(7,438)
Employee contributions	—	—	(438)	(609)
Plan curtailments	—	—	(1,015)	(2,473)
Plan amendments	(28)	—	—	—
Benefits paid	4,028	3,763	11,981	11,085
Expenses paid	—	—	660	713
Premiums paid	—	—	186	243
Acquisitions	—	(1,100)	(6,870)	—
Adjustments due to the adoption of measurement date provisions	—	—	—	(559)
Actuarial (loss) gain	(1,592)	(475)	(10,138)	16,655
Effect of currency rate changes	—	—	(13,541)	27,687

Obligation at end of year	$(47,027)	$(46,408)	$(128,997)	$(100,183)

Change in plan assets
Fair value of plan assets at beginning of year	$32,164	$43,444	$78,843	$126,276
Actual return on plan assets	5,152	(9,213)	14,984	(21,435)
Employer contributions	1,584	1,000	11,897	9,649
Employee contributions	—	—	438	609
Benefits paid	(4,028)	(3,763)	(11,981)	(11,085)
Expenses paid	—	—	(660)	(713)
Premiums paid	—	—	(186)	(243)
Acquisitions	—	696	6,813	—
Adjustments due to the adoption of measurement date provisions	—	—	—	(113)
Effect of currency rate changes	—	—	12,454	(24,102)

Fair value of plan assets at end of year	$34,872	$32,164	$112,602	$78,843

Funded status
Fair value of plan assets	$34,872	$32,164	$112,602	$78,843
Benefit obligations	(47,027)	(46,408)	(128,997)	(100,183)

Funded Status	$(12,155)	$(14,244)	$(16,395)	$(21,340)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—	$4,124	$2,405
Current liabilities	—	—	(376)	(314)
Noncurrent liabilities	(12,155)	(14,244)	(20,143)	(23,431)

Net amount recognized	$(12,155)	$(14,244)	$(16,395)	$(21,340)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$(1,291)	$(1,731)
Prior service costs	(284)	(317)	(1,359)	(1,511)
Net actuarial loss	(29,242)	(30,925)	(25,145)	(23,932)

Net amount recognized	$(29,526)	$(31,242)	$(27,795)	$(27,174)

The aggregate accumulated benefit obligation for the U.S. pension plans was $46.5 million and $45.9 million as of December 31, 2009 and 2008, respectively. The aggregate accumulated benefit obligation for the international pension plans was $119.0 million and $90.9 million as of December 31, 2009 and 2008, respectively.

	U.S.		International
In thousands	2009	2008	2009	2008
Information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$(47,027)	$(46,408)	$(84,624)	$(82,306)
Accumulated benefit obligation	(46,472)	(45,899)	(77,767)	(74,764)
Fair value of plan assets	34,872	32,164	64,105	58,606
Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$(47,027)	$(46,408)	$(84,624)	$(88,740)
Fair value of plan assets	34,872	32,164	64,105	64,995

Components of Net Periodic Benefit Costs

	U.S.			International
In thousands	2009	2008	2007	2009	2008	2007
Service cost	$282	$278	$320	$2,775	$3,299	$3,638
Interest cost	2,745	2,763	2,710	6,864	7,438	6,992
Expected return on plan assets	(3,269)	(3,325)	(3,237)	(6,311)	(8,344)	(7,685)
Amortization of initial net obligation	—	—	—	180	250	268
Amortization of prior service cost	62	59	59	287	351	463
Amortization of net loss	1,392	1,229	1,507	1,418	868	892
Curtailment loss recognized	—	—	—	1,528	2,869	2,546
Settlement loss recognized	—	—	—	2,311	1,943	306
Special termination benefit recognized	—	—	—	—	—	79

Net periodic benefit cost	$1,212	$1,004	$1,359	$9,052	$8,674	$7,499

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2009 are as follows:

In thousands	U.S.	International
Net gain (loss) arising during the year	$262	$(1,464)
Effect of exchange rates	—	(3,866)
Amortization, settlement, or curtailment recognition of net transition obligation	—	604
Amortization or curtailment recognition of prior service cost	62	376
Amortization or settlement recognition of net loss	1,392	3,729

Total recognized in other comprehensive income (loss)	$1,716	$(621)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$504	$(9,673)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International
	2009	2008	2007	2009	2008	2007
Discount rate	5.75%	6.25%	6.35%	6.11%	6.69%	5.61%
Expected return on plan assets	8.00%	8.00%	8.00%	7.34%	7.15%	6.70%
Rate of compensation increase	3.00%	3.00%	3.00%	3.28%	3.47%	3.83%

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

As of December 31, 2009 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2010.

In thousands	U.S.	International
Net transition obligation	$—	$165
Prior service cost	62	233
Net actuarial loss	1,854	1,420

	$1,916	$1,818

Pension Plan Assets

The Company has established formal investment policies for the assets associated with our pension plans. Objectives include maximizing long-term return at acceptable risk levels and diversifying among asset classes. Asset allocation targets are based on periodic asset liability study results which help determine the appropriate investment strategies. The investment policies permit variances from the targets within certain parameters. The composition plan assets consist primarily of equity security funds, debt security funds, and temporary cash and cash equivalent investments. The assets held in these funds are generally passively managed and are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The balanced fund provides long-term growth and income by investing in a diversified portfolio of approximately 60% equities and 40% bonds. All plan assets are considered Level 1 based on the fair value valuation hierarchy (See Note 18 “Fair Value Measurement” included herein). Plan assets by asset category at December 31, 2009 and 2008 are as follows:

	U.S.		International
In thousands	2009	2008	2009	2008
Pension Plan Assets
Equity security funds	$20,735	$18,655	$62,901	$44,152
Debt security funds	13,755	12,544	37,958	32,326
Balanced fund	—	—	7,101	—
Cash and cash equivalents	382	965	4,642	2,365

Fair value of plan assets	$34,872	$32,164	$112,602	$78,843

The U.S. and International pension plans have target asset allocations of 60% equity securities and 40% debt securities. Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Rebalancing of the asset allocation occurs on a quarterly basis.

Cash Flows

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $701,000 to the U.S. plans and $8.7 million to the international plans during 2010.

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2010	$3,645	$7,609
2011	3,606	7,858
2012	3,724	6,509
2013	3,734	6,615
2014	3,692	6,940
2015 through 2019	18,420	38,327

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

Obligations and Funded Status

	U.S.		International
In thousands	2009	2008	2009	2008
Change in projected benefit obligation
Obligation at beginning of year	$(31,228)	$(32,472)	$(2,790)	$(3,940)
Service cost	(84)	(242)	(44)	(50)
Interest cost	(1,719)	(2,005)	(240)	(203)
Plan amendments	2,744	—	—	—
Plan curtailments	1,330	—	324	41
Special termination benefits	—	—	—	(31)
Benefits paid	1,736	1,774	166	194
Acquisitions	—	—	(1,392)	—
Actuarial (loss) gain	(1,839)	1,717	(325)	499
Effect of currency rate changes	—	—	(526)	700

Obligation at end of year	$(29,060)	$(31,228)	$(4,827)	$(2,790)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	1,736	1,774	166	194
Benefits paid	(1,736)	(1,774)	(166)	(194)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status
Fair value of plan assets	$—	$—	$—	$—
Benefit obligations	(29,060)	(31,228)	(4,827)	(2,790)

Funded status	$(29,060)	$(31,228)	$(4,827)	$(2,790)

	U.S.		International
In thousands	2009	2008	2009	2008
Amounts recognized in the statement of financial position consist of:
Current liabilities	$(1,753)	$(2,142)	$(354)	$(206)
Noncurrent liabilities	(27,307)	(29,086)	(4,473)	(2,584)

Net amount recognized	$(29,060)	$(31,228)	$(4,827)	$(2,790)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$—	$(14)
Prior service credit	18,422	18,194	862	926
Net actuarial (loss) gain	(28,123)	(27,531)	323	334

Net amount recognized	$(9,701)	$(9,337)	$1,185	$1,246

Components of Net Periodic Benefit Cost

	U.S.			International
In thousands	2009	2008	2007	2009	2008	2007
Service cost	$84	$242	$228	$44	$50	$124
Interest cost	1,719	2,005	2,048	240	203	271
Amortization of initial net obligation	—	—	—	15	27	52
Amortization of prior service credit	(2,515)	(2,420)	(2,420)	(203)	(336)	(217)
Amortization of net loss (gain)	1,246	1,657	1,771	(62)	(9)	(6)
Curtailment gain recognized	(1,330)	—	—	—	(1,167)	(513)
Special termination benefit recognized	—	—	—	—	31	—

Net periodic benefit (credit) cost	$(796)	$1,484	$1,627	$34	$(1,201)	$(289)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2009 are as follows:

In thousands	U.S.	International
New prior service cost	$2,744	$—
Net loss arising during the year	(1,839)	(1)
Effect of exchange rates	—	190
Amortization, settlement, or curtailment recognition of net transition obligation	—	15
Amortization or curtailment recognition of prior service cost	(2,515)	(203)
Amortization or settlement recognition of net loss (gain)	1,246	(62)

Total recognized in other comprehensive income (loss)	$(364)	$(61)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$432	$(95)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds.

	U.S.			International
	2009	2008	2007	2009	2008	2007
Discount rate	5.75%	6.25%	6.35%	6.40%	7.50%	5.50%

As of December 31, 2009 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2010.

In thousands	U.S.	International
Prior service credit	$(2,563)	$(221)
Net actuarial loss	1,511	(21)

	$(1,052)	$(242)

The assumed health care cost trend rate for the U.S. plans grades from an initial rate of 7.8% to an ultimate rate of 4.5% by 2027 and for international plans from 9.3% to 4.5% by 2028. A 1% increase in the assumed health care cost trend rate will increase the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $231,000 and $28,000, respectively, for 2010, and increase the accumulated postretirement benefit obligation by approximately $3.7 million and $507,000, respectively. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $193,000 and $24,000, respectively, for 2010, and decrease the accumulated postretirement benefit obligation by approximately $3.1 million and $435,000, respectively.

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2010	$1,753	$354
2011	1,738	379
2012	1,642	391
2013	1,665	399
2014	1,734	420
2015 through 2019	9,789	2,433

Defined Contribution Plans

The Company also participates in certain defined contribution plans and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended December 31,
In thousands	2009	2008	2007
Multi-employer pension and health & welfare plans	$990	$1,356	$1,290
401(k) savings and other defined contribution plans	8,685	8,315	7,742

Total	$9,675	$9,671	$9,032

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2009 and 2008, the plan held on behalf of its participants about 428,000 shares with a market value of $17.5 million, and 484,000 shares with a market value of $19.2 million, respectively.

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

	For the year ended December 31,
In thousands	2009	2008	2007
Domestic	$105,122	$145,791	$133,428
Foreign	58,237	58,509	39,026

Income from continuing operations	$163,359	$204,300	$172,454

No provision has been made for U.S., state, or additional foreign taxes related to undistributed earnings of $146.6 million of foreign subsidiaries which have been or are intended to be permanently re-invested.

The consolidated provision for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2009	2008	2007
Current taxes
Federal	$19,174	$44,651	$46,144
State	3,625	5,505	5,265
Foreign	18,114	18,719	14,067

	$40,913	$68,875	$65,476
Deferred taxes
Federal	6,426	6,309	1,222
State	1,485	1,371	957
Foreign	(520)	(2,810)	(4,457)

	7,391	4,870	(2,278)

Total provision	$48,304	$73,745	$63,198

The consolidated income tax provision is included in the Statement of Income as follows:

	For the year ended December 31,
In thousands	2009	2008	2007
Continuing operations	$48,304	$73,746	$63,067
Income (loss) from discontinued operations	—	(1)	131

Total provision	$48,304	$73,745	$63,198

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on continuing operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2009	2008	2007
U. S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.2	2.5	2.6
Adjustment to prior year matters	—	—	0.6
Tax reserves	(5.1)	0.5	1.7
Change in valuation allowance	—	—	(1.8)
Deferred rate/balance adjustment	—	—	0.5
Foreign	(1.4)	(1.0)	(0.8)
Research and development credit	(0.9)	(1.0)	(2.0)
Other, net	(0.2)	0.1	0.8

Effective rate	29.6%	36.1%	36.6%

The effective income tax rate for 2009 includes a net tax benefit of approximately $9.7 million which is due primarily to the settlement of examinations in various tax jurisdictions.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes. These deferred income taxes will be recognized as future tax benefits or costs when the temporary differences reverse.

Components of deferred tax assets and liabilities were as follows:

	December 31,
In thousands	2009	2008
Deferred income tax assets:
Accrued expenses and reserves	$11,834	$9,110
Warranty reserve	9,986	9,077
Deferred comp/employee benefits	9,328	5,812
Pension and postretirement obligations	18,802	22,978
Inventory	7,792	5,558
State net operating loss	3,125	3,555
Foreign net operating loss	421	1,638
Tax credit carry forwards	4,360	1,706
Other	1,330	2,582

Gross deferred income tax assets	66,978	62,016
Valuation allowance	(2,121)	(138)

Total deferred income tax assets	64,857	61,878
Deferred income tax liabilities:
Property, plant & equipment	19,703	18,114
Intangibles	51,813	24,449

Total deferred income tax liabilities	71,516	42,563

Net deferred income tax asset/(liability)	$(6,659)	$19,315

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. State and foreign net operating loss carryforwards exist in the amount of $65.2 million and $1.4 million, respectively, and are set to expire in various periods from 2011 to 2030.

Federal and foreign tax credits of approximately $1.4 million related to Research and Experimentation credits have been fully utilized in 2009. State tax credits of approximately $866,000 are available and consist of various Machinery & Equipment, Research and Experimentation, and Jobs related credits.

As of December 31, 2009, the liability for income taxes associated with uncertain tax positions was $10.0 million, of which $2.6 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2008, the liability for income taxes associated with uncertain tax positions was $17.1 million, of which $10.1 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the liability for income taxes associated with uncertain tax positions follows:

In thousands	2009	2008	2007
Gross liability for uncertain tax positions at beginning of year	$17,102	$17,203	$13,530
Gross increases—uncertain tax positions in prior periods	655	—	3,416
Gross decreases—uncertain tax positions in prior periods	(562)	—	(360)
Gross increases—current period uncertain tax positions	1,661	2,614	1,320
Gross decreases—audit settlements during year	(8,753)	(597)	(301)
Gross decreases—expiration of audit statute of limitations	(122)	(2,118)	(402)

Gross liability for uncertain tax positions at end of year	$9,981	$17,102	$17,203

The Company includes interest and penalties related to uncertain tax positions in income tax expense. The total interest and penalties accrued as of December 31, 2009 are approximately $3.1 million and $1.7 million, respectively. As of December 31, 2008, the Company accrued interest and penalties of approximately $4.4 million and $2.4 million, respectively.

The Internal Revenue Service is currently auditing the 2007 and 2008 tax years. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2006.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $3.2 million may change within the next twelve months due to the expiration of statutory review periods and current examinations.

12.	EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

	For the Year Ended December 31,
In thousands, except per share	2009	2008	2007
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$115,055	$130,551	$109,570
Less: dividends declared—common shares and non-vested restricted stock	(1,917)	(1,940)	(1,944)

Undistributed earnings	113,138	128,611	107,626
Percentage allocated to common shareholders (1)	99.5%	99.5%	99.5%

	112,572	127,968	107,088
Add: dividends declared—common shares	1,908	1,930	1,934

Numerator for basic and diluted earnings per common share	$114,480	$129,898	$109,022

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,499	48,232	48,262
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	478	614	611

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	47,977	48,846	48,873

Per common share net income attributable to Wabtec shareholders
Basic	$2.41	$2.69	$2.26
Diluted	$2.39	$2.66	$2.24
(1) Basic weighted-average common shares outstanding	47,499	48,232	48,263
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,724	48,486	48,509
Percentage allocated to common shareholders	99.5%	99.5%	99.5%

Options to purchase approximately 79,200, 32,400, and 4,400 shares of Common Stock were outstanding in 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

13.	STOCK-BASED COMPENSATION PLANS

As of December 31, 2009, the Company maintains employee stock-based compensation plans for stock options, non-vested restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The 2000 Plan was amended effective February 16, 2006 to increase the maximum shares then available for future grants under the existing plan of 719,512 by 2,000,000 shares. As of December 31, 2009, shares available for future grants under the 2000 Plan is 1,056,189 shares. No awards may be made under the 2000 Plan subsequent to January 31, 2016. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

Stock-based compensation expense was $3.6 million, $10.5 million and $11.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recognized associated tax benefits related to the stock-based compensation plans of $1.6 million, $3.3 million and $3.6 million for the respective periods. Included in the stock-based compensation expense for 2009 above is $1.9 million of expense related to stock options, $2.8 million related to non-vested restricted stock and $472,000 related to awards issued for directors’ fees, offset by a reduction in expense of $1.6 million related to incentive stock awards,. At December 31, 2009, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock awards expected to vest totaled $9.8 million and will be recognized over a weighted average period of 1.3 years.

Stock Options Under the 2000 Plan, stock options are granted to eligible employees at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Generally, the options become exercisable over a three or four year vesting period and expire ten years from the date of grant.

The Directors Plan, as amended, authorizes a total of 500,000 shares of Common Stock to be issued. Generally, options issued under the plan become exercisable over a three-year vesting period and expire ten years from the date of grant. In addition, as compensation for directors’ fees, a total of 13,500 shares have been awarded to non-employee directors for the year ended December 31, 2009, 13,500 shares for the year ended December 31, 2008, and 12,000 shares for the year ended December 31, 2007. No awards may be made under the plan subsequent to October 31, 2016. The total number of shares issued under the plan as of December 31, 2009 was 362,000 shares.

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the years ended December 31:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2006	1,375,654	$13.52	5.8	$23,198
Granted	38,000	32.01		92
Exercised	(386,658)	12.11		(8,636)
Canceled	(17,502)	21.98		(218)

Outstanding at December 31, 2007	1,009,494	$14.61	5.2	$20,022
Granted	269,500	35.93		1,029
Exercised	(207,000)	13.48		(5,437)
Canceled	(17,750)	20.37		(344)

Outstanding at December 31, 2008	1,054,244	$20.16	5.5	$20,655
Granted	313,000	30.23		3,320
Exercised	(199,879)	13.57		(5,450)
Canceled	(48,112)	26.16		(706)

Outstanding at December 31, 2009	1,119,253	$23.89	6.1	$16,136

Exercisable at December 31, 2009	622,537	$17.10	4.3	$13,204

Options outstanding at December 31, 2009 were as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Currently Exercisable	Weighted Average Exercise Price of Options Currently Exercisable
Under $13.00	283,264	$10.85	2.6	283,264	$10.85
13.00 – 20.00	203,321	16.19	4.2	203,321	16.16
20.00 – 25.00	19,667	21.46	5.1	19,667	21.46
25.00 – 30.00	319,501	28.97	8.7	43,497	28.54
Over 30.00	293,500	36.45	8.2	72,788	35.94

	1,119,253	$23.89		622,537	$17.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2009	2008	2007
Dividend yield	.13%	.11%	.12%
Risk-free interest rate	2.1%	3.5%	4.7%
Stock price volatility	43.1	33.9	40.7
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the year	$11.30	$12.24	$11.94

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

Non-Vested Restricted Stock and Incentive Stock Awards Under the 2000 Plan, eligible employees are granted non-vested restricted stock that generally vest over three or four years from the date of grant. In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the maximum number of shares that may ultimately vest. As of December 31, 2009, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

The following table summarizes the non-vested restricted stock and incentive stock awards activity and related information for the years ended December 31:

	Non-Vested Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	197,500	701,666	$23.63
Granted	129,000	244,000	34.08
Vested	(22,500)	(210,843)	17.97
Canceled	(2,500)	(40,774)	21.37

Outstanding at December 31, 2007	301,500	694,049	$29.65
Granted	79,000	301,000	35.50
Vested	(83,708)	(243,913)	20.56
Canceled	(17,000)	(51,470)	27.30

Outstanding at December 31, 2008	279,792	699,666	$35.12
Granted	89,500	174,000	29.00
Vested	(105,833)	(170,334)	36.39
Canceled	(22,175)	(435,540)	34.70

Outstanding at December 31, 2009	241,284	267,792	$31.65

Compensation expense for the non-vested restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

14.	OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss) were:

	December 31,
In thousands	2009	2008
Foreign currency translation (loss) gain	$12,900	$(19,140)
Unrealized (loss) gain on foreign exchange contracts, net of tax of $40 and $14	(70)	26
Unrealized (loss) on interest rate swap contracts, net of tax of $25	(38)	—
Pension benefit plans and post retirement benefit plans, net of tax of $(22,499) and $(25,081)	(43,338)	(41,426)

Total accumulated other comprehensive (loss) income	$(30,546)	$(60,540)

15.	OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.

Total net rental expense charged to operations in 2009, 2008, and 2007 was $8.5 million, $8.1 million and $7.5 million respectively. The amounts above are shown net of sublease rentals of zero, $1.6 million and $1.5 million for the years 2009, 2008 and 2007, respectively.

Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

In thousands	Real Estate	Equipment	Total
2010	$5,608	$888	$6,496
2011	5,256	491	5,747
2012	5,046	312	5,358
2013	4,837	195	5,032
2014	3,905	29	3,934
2015 and after	11,617	8	11,625

16.	WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended December 31,
In thousands	2009	2008
Balance at beginning of period	$30,676	$22,314
Warranty expense	20,456	17,085
Acquisitions	271	3,896
Adjustment to preliminary purchase allocation	(1,095)	—
Warranty payments	(21,101)	(12,619)

Balance at end of period	$29,207	$30,676

17.	PREFERRED STOCK

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2009 and 2008 there was no preferred stock issued or outstanding.

18.	FAIR VALUE MEASUREMENT

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2009, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at December 31, 2009	Fair Value Measurements at December 31, 2009 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$(110)	$—	$(110)	$—
Interest rate swap agreements	(63)	—	(63)	—

Total	$(173)	$—	$(173)	$—

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

The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. All plan assets are considered Level 1 based on the fair value valuation hierarchy (See Note 10 “Employee Benefit Plans” included herein).

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

Most of these claims, including all of the RFPC claims, are submitted to insurance carriers for defense and indemnity or to non-affiliated companies that retain the liabilities for the asbestos-containing products at issue. We cannot, however, assure that all these claims will be fully covered by insurance or that the indemnitors or insurers will remain financially viable. Our ultimate legal and financial liability with respect to these claims, as is the case with other pending litigation, cannot be estimated.

It is Management’s belief that the potential range of loss for asbestos-related bodily injury cases is not reasonably determinable at present due to a variety of factors, including: (1) the asbestos case settlement history of the Company’s wholly owned subsidiary, RFPC; (2) the unpredictable nature of personal injury litigation in general; and (3) the uncertainty of asbestos litigation in particular. Despite this uncertainty, and although the results of the Company’s operations and cash flows for any given period could be adversely affected by asbestos-related lawsuits, Management believes that the final resolution of the Company’s asbestos-related cases will not be material to the Company’s overall financial position, results of operations and cash flows. In general, this belief is based upon: (1) Wabtec’s and RFPC’s history of settlements and dismissals of asbestos-related cases to date; (2) the inability of many plaintiffs to establish any exposure or causal relationship to RFPC’s product; and (3) the inability of many plaintiffs to demonstrate any identifiable injury or compensable loss.

More specifically, as to RFPC, Management’s belief that any losses due to asbestos-related cases would not be material is also based on the fact that RFPC owns insurance which provides coverage for asbestos-related bodily injury claims. To date, RFPC’s insurers have provided RFPC with defense and indemnity in these actions. The overall number of new claims being filed against RFPC has dropped significantly in recent years; however, these new claims, and all previously filed claims, may take a significant period of time to resolve. As to Wabtec and its divisions, Management’s belief that asbestos-related cases will not have a material impact is also based on its position that it has no legal liability for asbestos-related bodily injury claims, and that the former owners of Wabtec’s assets retained asbestos liabilities for the products at issue. To date, Wabtec has been able to successfully defend itself on this basis, including two arbitration decisions and a judicial opinion, all of which confirmed Wabtec’s position that it did not assume any asbestos liabilities from the former owners of certain Wabtec assets. Although Wabtec has incurred defense and administrative costs in connection with asbestos bodily injury actions, these costs have not been material, and the Company has no information that would suggest these costs would become material in the foreseeable future.

The Company is subject to a RCRA Part B Closure Permit (“the Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Inc. (Boise, Idaho) facility. In compliance with the Permit, the Company has completed an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. The Company has accruals of approximately $468,000 at December 31, 2009, the estimated remaining costs for remediation and monitoring. The Company was in compliance with the Permit at December 31, 2009.

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

The Company has other contingent obligations relating to certain sales leaseback transactions, for locomotives that were assumed in connection with the MotivePower merger in 1999, for which reserves of $677,000 remain as of December 31, 2009.

On October 18, 2007, Faiveley Transport Malmo AB filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. The components at issue are limited in number and used in the transit industry. On that same day, Faiveley Malmo also filed a related proceeding against the Company in the United States District Court for the Southern District of New York (“Federal Court”), requesting a preliminary injunction in aid of the arbitration. In both forums, Faiveley Malmo sought to prevent the Company from manufacturing and selling the subject components until the arbitration panel decided Faiveley Malmo’s claim. In the arbitration, Faiveley Malmo also sought monetary damages.

In the Federal Court action, Faiveley Malmo’s request for a preliminary injunction was initially granted, in part, on August 22, 2008. That injunction was vacated by the appellate court on March 9, 2009, and the case was remanded to the District Court for further proceedings. On remand, Faiveley Malmo renewed its request for injunctive relief. The District Court denied that request on August 31, 2009, and Faiveley Malmo has appealed that denial to the appellate court. Faiveley Malmo’s appeal remains pending, but the Company has moved to dismiss the appeal based on the decision rendered in the international arbitration proceeding.

In the international arbitration proceeding Faiveley Malmo originally alleged $128 million in damages, but later reduced its claim to $91 million in damages. The Company has stated that Faiveley Malmo’s claims were grossly overstated, not supported by the facts or circumstances surrounding the case, and frivolous in most respects. An ICC International Court of Arbitration Arbitral Tribunal heard the case during the first half of 2009 and issued an award dated December 21, 2009. Pursuant to the Award, the Company was required to make a $3.9 million royalty payment to Faiveley Malmo, with respect to Faiveley’s Malmo’s claims against the Company alleging breach of contract and trade secret violations. Faiveley Malmo’s parent company, Faiveley Transport, has stated that other Faiveley entities are considering filing claims against the Company arising from the same allegations. The Company will vigorously contest any such claims and does not believe that they would result in any material legal liability.

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

Segment financial information for 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$588,399	$813,217	—	$1,401,616
Intersegment sales/(elimination)	26,040	2,442	(28,482)	—

Total sales	$614,439	$815,659	$(28,482)	$1,401,616

Income (loss) from operations	$74,101	$128,795	$(22,864)	$180,032
Interest expense and other	—	—	(16,673)	(16,673)

Income (loss) from continuing operations before income taxes	$74,101	$128,795	$(39,537)	$163,359

Depreciation and amortization	22,128	12,940	451	35,519
Capital expenditures	9,199	7,791	1,298	18,288
Segment assets	1,226,145	929,855	(570,165)	1,585,835

Segment financial information for 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$773,523	$801,226	—	$1,574,749
Intersegment sales/(elimination)	22,558	2,615	(25,173)	—

Total sales	$796,081	$803,841	$(25,173)	$1,574,749

Income (loss) from operations	$133,463	$98,792	$(19,739)	$212.516
Interest expense and other	—	—	(8,216)	(8,216)

Income (loss) from continuing operations before income taxes	$133,463	$98,792	$(27,955)	$204,300

Depreciation and amortization	16,206	12,916	704	29,826
Capital expenditures	12,178	7,164	373	19,715
Segment assets	1,055,621	883,440	(431,541)	1,507,520

Segment financial information for 2007 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$734,173	$625,915	—	$1,360,088
Intersegment sales/(elimination)	17,720	936	(18,656)	—

Total sales	$751,893	$626,851	$(18,656)	$1,360,088

Income (loss) from operations	$126,530	$69,004	$(15,793)	$179,741
Interest expense and other	—	—	(7,287)	(7,287)

Income (loss) from continuing operations before income taxes	$126,530	$69,004	$(23,080)	$172,454

Depreciation and amortization	15,930	12,113	1,097	29,140
Capital expenditures	11,940	6,929	796	19,665
Segment assets	692,714	587,792	(121,804)	1,158,702

The following geographic area data as of and for the years ended December 31, 2009, 2008 and 2007, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2009	2008	2007	2009	2008	2007
United States	$838,263	$930,160	$822,706	$121,427	$130,890	$104,660
Canada	134,811	136,282	158,312	17,203	14,694	21,063
Mexico	31,515	55,150	35,455	6,778	6,012	5,229
United Kingdom	139,804	179,861	153,702	6,490	5,935	6,857
Australia	59,016	72,037	43,267	5,216	4,529	6,105
Germany	33,478	32,348	24,474	15,242	15,663	18,329
Other international	164,729	168,911	122,172	29,351	29,825	20,194

Total	$1,401,616	$1,574,749	$1,360,088	$201,707	$207,548	$182,437

Export sales from the Company’s United States operations were $241.3 million, $261.8 million and $239.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Sales by product are as follows:

In thousands	2009	2008	2007
Brake Products	$465,079	$545,528	$466,871
Freight Electronics & Specialty Products	333,760	393,288	358,140
Remanufacturing, Overhaul & Build	285,466	338,354	328,785
Other Transit Products	247,485	223,419	151,415
Other	69,826	74,160	54,877

Total Sales	$1,401,616	$1,574,749	$1,360,088

21.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	2009		2008
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Foreign exchange contracts	$(110)	$(110)	$41	$41
Interest rate swap agreements	(63)	(63)	—	—
6.875% senior notes	150,000	151,500	150,000	129,000

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

Balance Sheet for December 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$12,026	$12,124	$164,509	$—	$188,659
Accounts receivable	522	121,203	86,535	—	208,260
Inventories	—	166,638	72,695	—	239,333
Other current assets	38,038	5,040	10,179	—	53,257

Total current assets	50,586	305,005	333,918	—	689,509
Property, plant and equipment, net	2,232	119,195	80,280	—	201,707
Goodwill	7,980	337,603	137,395	—	482,978
Investment in Subsidiaries	2,102,458	452,653	382,942	(2,938,053)	—
Other intangibles, net	—	127,705	59,925	—	187,630
Other long term assets	(1,416)	(7,360)	32,787	—	24,011

Total assets	$2,161,840	$1,334,801	$1,027,247	$(2,938,053)	$1,585,835

Current liabilities	$55,907	$158,077	$91,364	$—	$305,348
Intercompany	907,149	(986,903)	79,754	—	—
Long-term debt	358,500	316	223	—	359,039
Other long term liabilities	61,371	18,575	62,589	—	142,535

Total liabilities	1,382,927	(809,935)	233,930	—	806,922
Stockholders’ equity	778,913	2,144,736	793,317	(2,938,053)	778,913

Total Liabilities and Stockholders’ Equity	$2,161,840	$1,334,801	$1,027,247	$(2,938,053)	$1,585,835

Balance Sheet for December 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$37,941	$4,272	$99,592	$—	$141,805
Accounts receivable	396	180,990	92,174	—	273,560
Inventories	—	186,761	77,397	—	264,158
Other current assets	36,300	4,397	5,129	—	45,826

Total current assets	74,637	376,420	274,292	—	725,349
Property, plant and equipment, net	1,598	129,092	76,858	—	207,548
Goodwill	7,980	219,062	92,407	—	319,449
Investment in Subsidiaries	1,794,010	323,131	290,783	(2,407,924)	—
Other intangibles, net	561	194,841	41,338	—	236,740
Other long term assets	(2,139)	650	19,923	—	18,434

Total assets	$1,876,647	$1,243,196	$795,601	$(2,407,924)	$1,507,520

Current liabilities	$36,418	$248,245	$103,388	$—	$388,051
Intercompany	776,708	(846,466)	69,758	—	—
Long-term debt	356,000	394	305	—	356,699
Other long term liabilities	61,714	22,590	32,659	—	116,963

Total liabilities	1,230,840	(575,237)	206,110	—	861,713
Stockholders’ equity	645,807	1,818,433	589,491	(2,407,924)	645,807

Total Liabilities and Stockholders’ Equity	$1,876,647	$1,243,196	$795,601	$(2,407,924)	$1,507,520

Income Statement for the Year Ended December 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,055,493	$421,762	$(75,639)	$1,401,616
Cost of sales	1,662	(726,375)	(322,833)	39,256	(1,008,290)

Gross profit (loss)	1,662	329,118	98,929	(36,383)	393,326
Total operating expenses	(37,045)	(118,604)	(57,645)	—	(213,294)

(Expense) income from operations	(35,383)	210,514	41,284	(36,383)	180,032
Interest (expense) income, net	(23,207)	5,917	616	—	(16,674)
Other (expense) income, net	1,313	(9,869)	8,557	—	1
Equity earnings (loss)	185,071	32,362	—	(217,433)	—

Pretax income (loss)	127,794	238,924	50,457	(253,816)	163,359
Income tax expense	(12,739)	(11,880)	(23,685)	—	(48,304)

Net income (loss) attributable to Wabtec shareholders	$115,055	$227,044	$26,772	$(253,816)	$115,055

Income Statement for the Year Ended December 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,154,546	$527,908	$(107,705)	$1,574,749
Cost of sales	(163)	(763,456)	(440,910)	56,966	(1,147,563)

Gross profit (loss)	(163)	391,090	86,998	(50,739)	427,186
Total operating expenses	(54,166)	(110,855)	(49,649)	—	(214,670)

(Expense) income from operations	(54,329)	280,235	37,349	(50,739)	212,516
Interest (expense) income, net	(20,620)	8,432	3,680	—	(8,508)
Other (expense) income, net	43	5,051	(4,802)	—	292
Equity earnings (loss)	249,331	35,127	—	(284,458)	—

Pretax income (loss)	174,425	328,845	36,227	(335,197)	204,300
Income tax expense	(43,874)	(12,543)	(17,329)	—	(73,746)

Income (loss) from continuing operations	130,551	316,302	18,898	(335,197)	130,554
Income (loss) from discontinued operations (net of tax)	—	—	(3)	—	(3)

Net income (loss) attributable to Wabtec shareholders	$130,551	$316,302	$18,895	$(335,197)	$130,551

Income Statement for the Year Ended December 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,022,827	$453,607	$(116,346)	$1,360,088
Cost of sales	4,331	(697,322)	(377,243)	79,765	(990,469)

Gross profit (loss)	4,331	325,505	76,364	(36,581)	369,619
Total operating expenses	(49,977)	(94,089)	(45,812)	—	(189,878)

(Expense) income from operations	(45,646)	231,416	30,552	(36,581)	179,741
Interest (expense) income, net	(19,862)	12,497	3,728	—	(3,637)
Other income (expense), net	(997)	2,302	(4,955)	—	(3,650)
Equity earnings (loss)	211,117	20,452	—	(231,569)	—

Pretax income (loss)	144,612	266,667	29,325	(268,150)	172,454
Income tax expense	(35,712)	(14,800)	(12,555)	—	(63,067)

Income (loss) from continuing operations	108,900	251,867	16,770	(268,150)	109,387
Income (loss) from discontinued operations (net of tax)	670	(215)	(272)	—	183

Net income (loss) attributable to Wabtec shareholders	$109,570	$251,652	$16,498	$(268,150)	$109,570

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Year Ended December 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(12,484)	$340,765	$86,056	$(253,816)	$160,521
Net cash used in investing activities	(1,298)	(105,839)	(8,084)	—	(115,221)
Net cash (used in) provided by financing activities	(12,133)	(227,074)	(27,566)	253,816	(12,957)
Effect of changes in currency exchange rates	—	—	14,511	—	14,511

Decrease in cash	(25,915)	7,852	64,917	—	46,854
Cash, beginning of period	37,941	4,272	99,592	—	141,805

Cash, end of period	$12,026	$12,124	$164,509	$—	$188,659

Condensed Statement of Cash Flows for the Year Ended December 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(214,862)	$630,431	$79,012	$(335,197)	$159,384
Net cash used in investing activities	(362)	(319,198)	(97,881)	—	(417,441)
Net cash (used in) provided by financing activities	170,254	(316,965)	1,225	335,197	189,711
Effect of changes in currency exchange rates	—	—	(24,538)	—	(24,538)

Increase (decrease) in cash	(44,970)	(5,732)	(42,182)	—	(92,884)
Cash, beginning of period	82,911	10,004	141,774	—	234,689

Cash, end of period	$37,941	$4,272	$99,592	$—	$141,805

Condensed Statement of Cash Flows for the Year Ended December 31, 2007:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(10,198)	$344,649	$76,208	$(268,150)	$142,509
Net cash used in investing activities	(796)	(82,105)	(10,635)	—	(93,536)
Net cash provided by (used in) financing activities	(12,328)	(252,309)	(16,498)	268,150	(12,985)
Effect of changes in currency exchange rates	—	—	10,722	—	10,722

Increase (decrease) in cash	(23,322)	10,235	59,797	—	46,710
Cash, beginning of period	106,233	(231)	81,977	—	187,979

Cash, end of period	$82,911	$10,004	$141,774	$—	$234,689

23.	OTHER INCOME (EXPENSE)

The components of other expense are as follows:

	For the year ended December 31,
In thousands	2009	2008	2007
Foreign currency loss	$(1,262)	$(399)	$(3,190)
Other miscellaneous income (expense)	1,263	691	(460)

Total other income (expense)	$1	$292	$(3,650)

24.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$377,960	$334,013	$330,455	$359,188
Gross profit	107,175	91,663	94,826	99,662
Income from operations	55,748	36,727	45,759	41,798
Net income attributable to Wabtec shareholders	32,666	30,836	27,348	24,205
Basic earnings from continuing operations per common share	$0.68	$0.65	$0.58	$0.51
Diluted earnings from continuing operations per common share	$0.68	$0.64	$0.57	$0.50

2008
Net sales	$383,327	$390,194	$396,017	$405,211
Gross profit	105,215	108,501	107,674	105,796
Income from operations	53,886	55,922	52,454	50,254
Income from continuing operations	32,513	33,762	33,170	31,109
(Loss) income from discontinued operations (net of tax)	(3)	—	—	—
Net income attributable to Wabtec shareholders	32,510	33,762	33,170	31,109
Basic earnings from continuing operations per common share	$0.67	$0.70	$0.68	$0.64
Diluted earnings from continuing operations per common share	$0.66	$0.69	$0.68	$0.64

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date: February 24, 2010	By:	/s/ ALBERT J. NEUPAVER
Albert J. Neupaver, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/s/ ALBERT J. NEUPAVER	February 24, 2010
Albert J. Neupaver, President, Chief Executive Officer and Director (Principal Executive Officer)

By	/s/ ALVARO GARCIA-TUNON	February 24, 2010
Alvaro Garcia-Tunon, Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

By	/s/ PATRICK D. DUGAN	February 24, 2010
Patrick D. Dugan, Vice President, Finance and Corporate Controller (Principal Accounting Officer)

By	/s/ WILLIAM E. KASSLING	February 24, 2010
William E. Kassling, Chairman of the Board and Director

By	/s/ ROBERT J. BROOKS	February 24, 2010
Robert J. Brooks, Director

By	/s/ EMILIO A. FERNANDEZ	February 24, 2010
Emilio A. Fernandez, Director

By	/s/ LEE B. FOSTER, II	February 24, 2010
Lee B. Foster, II, Director

By	/s/ BRIAN P. HEHIR	February 24, 2010
Brian P. Hehir, Director

By	/s/ MICHAEL W. D. HOWELL	February 24, 2010
Michael W. D. Howell, Director

	Signature and Title	Date

By	/s/ JAMES V. NAPIER	February 24, 2010
James V. Napier, Director

By	/s/ NICKOLAS W. VANDE STEEG	February 24, 2010
Nickolas W. Vande Steeg, Director

By	/s/ GARY C. VALADE	February 24, 2010
Gary C. Valade, Director

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2009
Warranty and overhaul reserves	$30,676	$20,456	$(824)	$21,101	$29,207
Allowance for doubtful accounts	4,968	3,432	693	1,765	7,328
Valuation allowance-taxes	138	1,983	—	—	2.121
Inventory reserves	21,789	8,390	(191)	7,512	22,476
Merger and restructuring reserve	2,152	—	125	941	1,336

2008
Warranty and overhaul reserves	$22,314	$17,085	$3,896	$12,619	$30,676
Allowance for doubtful accounts	4,574	2,676	986	3,268	4,968
Valuation allowance-taxes	475	(337)	—	—	138
Inventory reserves	17,130	7,310	4,251	6,900	21,789
Merger and restructuring reserve	2,028	2,863	(407)	2,332	2,152

2007
Warranty and overhaul reserves	$17,399	$10,441	$5,293	$10,819	$22,314
Allowance for doubtful accounts	3,615	2,317	744	2,102	4,574
Valuation allowance-taxes	5,821	(3,125)	(2,221)	—	475
Inventory reserves	18,010	4,652	2,359	7,891	17,130
Merger and restructuring reserve	1,812	1,879	262	1,925	2,028

(1)	Reserves of acquired/(sold) companies; valuation allowances for state and foreign deferred tax assets; impact of fluctuations in foreign currency exchange rates.
(2)	Actual disbursements and/or charges

EXHIBIT INDEX

Exhibits		Filing Method
2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	3

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995	2

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007	7

4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	5

4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	5

4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	5

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	5

10.1	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

10.2	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.3	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.4	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.5	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.6	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.7	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	9

10.8	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.9	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.10	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended	9

10.11	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	4

Exhibits		Filing Method
10.12	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004	6

10.13	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004	6

10.14	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	8

10.15	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006 *	8

10.16	Stock Purchase Agreement, by and among Wabtec Holding Company, certain shareholders of Schaefer Manufacturing, Inc. and CCP Limited Partnership, dated October 6, 2006	10

10.17	Share Purchase Agreement, by and between BBA Holding Deutschland GmbH and Westinghouse Air Brake Technologies Corporation, dated November 27, 2006 (Exhibits and Schedules omitted, but will be provided to the Commission upon request)	11

10.18	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin	12

10.19	Stock Purchase Agreement, by and between the Company and Polinvest S.r.l., dated May 16, 2008	13

10.20	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	14

10.21	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, PNC Bank, National Association, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., RBS Greenwich Capital, JP Morgan Chase Bank, Bank of America, N.A., Citizens Bank of Pennsylvania, the Bank of Nova Scotia and First Commonwealth Bank, dated as of November 4, 2008	1

10.22	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Charles F. Kovac, Raymond T. Betler, Richard A. Mathes, R. Mark Cox, Scott E. Wahlstrom and Timothy R. Wesley*	15

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866).
3	Filed as part of the Company’s Registration Statement on Form S-4 (No. 333-88903).
4	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated November 13, 2001.
5	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-110600).
6	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.
7	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 13, 2007.
8	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
9	Filed as an Annex to the Company’s Schedule 14A Proxy Statement filed on April 13, 2006.

10	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
11	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.
12	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
13	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
14	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
15	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

*	Management contract or compensatory plan.