Form 10-Q
period 2010-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2010-05-06
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010
Common Stock, $.01 par value per share	47,978,263 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

March 31, 2010 FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited March 31, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$178,900	$188,659
Accounts receivable	247,949	208,260
Inventories	241,086	239,333
Deferred income taxes	36,093	40,533
Other current assets	12,421	12,724

Total current assets	716,449	689,509
Property, plant and equipment	453,578	451,996
Accumulated depreciation	(253,423)	(250,289)

Property, plant and equipment, net	200,155	201,707
Other Assets
Goodwill	506,284	482,978
Other intangibles, net	190,467	187,630
Deferred income taxes	5,831	4,964
Other noncurrent assets	19,054	19,047

Total other assets	721,636	694,619

Total Assets	$1,638,240	$1,585,835

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$122,349	$119,895
Customer deposits	42,276	44,251
Accrued compensation	29,846	30,423
Accrued warranty	19,388	20,025
Current portion of long-term debt	34,457	32,741
Other accrued liabilities	61,675	58,013

Total current liabilities	309,991	305,348
Long-term debt	384,990	359,039
Reserve for postretirement and pension benefits	62,200	64,078
Deferred income taxes	52,223	52,156
Accrued warranty	9,986	9,182
Other long term liabilities	17,593	17,119

Total liabilities	836,983	806,922
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,966,542 and 47,688,695 outstanding at March 31, 2010 and December 31, 2009, respectively	662	662
Additional paid-in capital	329,613	329,707
Treasury stock, at cost, 18,208,225 and 18,486,072 shares, at March 31, 2010 and December 31, 2009, respectively	(286,678)	(289,137)
Retained earnings	796,117	766,221
Accumulated other comprehensive loss	(40,596)	(30,546)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	799,118	776,907
Non-controlling interest	2,139	2,006

Total shareholders’ equity	801,257	778,913

Total Liabilities and Shareholders’ Equity	$1,638,240	$1,585,835

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended March 31,
In thousands, except per share data	2010	2009
Net sales	$363,927	$377,960
Cost of sales	(255,538)	(270,785)

Gross profit	108,389	107,175
Selling, general and administrative expense	(44,631)	(38,553)
Engineering expense	(10,695)	(10,559)
Amortization expense	(1,887)	(2,315)

Total operating expenses	(57,213)	(51,427)
Income from operations	51,176	55,748
Other income and expenses
Interest (expense) income, net	(3,912)	(4,936)
Other (expense) income, net	(721)	389

Income from operations before income taxes	46,543	51,201
Income tax expense	(16,179)	(18,535)

Net income attributable to Wabtec shareholders	$30,364	$32,666

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.64	$0.68

Diluted
Net income attributable to Wabtec shareholders	$0.63	$0.68

Weighted average shares outstanding
Basic	47,461	47,645
Diluted	47,895	48,131

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
In thousands	2010	2009
Operating Activities
Net income attributable to Wabtec shareholders	$30,364	$32,666
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,400	9,326
Stock-based compensation expense	2,491	797
Loss (gain) on disposal of property, plant and equipment	27	(2,688)
Excess income tax benefits from exercise of stock options	(1,374)	—
Changes in operating assets and liabilities
Accounts receivable	(34,856)	10,629
Inventories	(3,810)	8,286
Accounts payable	2,541	(35,025)
Accrued income taxes	841	7,903
Accrued liabilities and customer deposits	1,227	(43,647)
Other assets and liabilities	6,516	6,015

Net cash provided by (used for) operating activities	12,367	(5,738)
Investing Activities
Purchase of property, plant and equipment and other	(3,601)	(3,439)
Proceeds from disposal of property, plant and equipment	1	3,638
Acquisitions of business, net of cash acquired	(39,943)	—
Acquisition purchase price adjustment	2,368	—

Net cash (used for) provided by investing activities	(41,175)	199
Financing Activities
Proceeds from debt	111,000	6,000
Payments of debt	(83,333)	(31,058)
Proceeds from exercise of stock options and other benefit plans	1,596	(180)
Stock repurchase	(3,096)	(7,272)
Excess income tax benefits from exercise of stock options	1,374	—
Cash dividends ($0.01 per share for the three months ended March 31, 2010 and 2009)	(468)	(480)

Net cash provided by (used for) financing activities	27,073	(32,990)
Effect of changes in currency exchange rates	(8,024)	(5,184)

Decrease in cash	(9,759)	(43,713)
Cash, beginning of year	188,659	141,805

Cash, end of period	$178,900	$98,092

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In the first three months of 2010, about 49% of the Company’s revenues came from customers outside the U.S.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $11.8 million and $12.1 million at March 31, 2010 and December 31, 2009, respectively.

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

At March 31, 2010, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of March 31, 2010, the Company had forward contracts with a notional value of 5.8 million ZAR (or $728,000 USD), with an average exchange rate of 7.95 ZAR per $1 USD, resulting in the recording of a current liability of $57,000 and a corresponding offset in accumulated other comprehensive loss of $36,000, net of tax.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance. The Company concluded that these interest rate swap agreements qualify for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of March 31, 2010, the Company had interest rate swap agreements with a notional value of $137.0 million and which effectively changed the Company’s interest rate on bank debt at March 31, 2010 from a variable rate to a fixed rate of 2.22%. The interest rate swap agreements mature at various times through December 2012. As of March 31, 2010, the Company recorded a current liability of $809,000 and a corresponding offset in accumulated other comprehensive loss of $489,000, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other (expense) income, net were $597,000 for the three months ended March 31, 2010 and foreign exchange transaction gains recognized in other (expense) income, net were $422,000 for the three months ended March 31, 2009.

Noncontrolling Interests On January 1, 2009, the Company adopted the amendment under ASC 810 “Consolidation” related to noncontrolling interests in consolidated financial statements. This amendment establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amendment clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. The presentation and disclosure requirements of the amendment require retrospective application to all prior periods presented. In accordance with ASC 810, the Company classified noncontrolling interests as equity on our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009. Net income attributable to noncontrolling interests for the three months ended March 31, 2010 and 2009 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts, interest rate swaps, and pension and post retirement related adjustments. Total comprehensive income was:

	Three Months Ended March 31,
In thousands	2010	2009
Net income attributable to Wabtec shareholders	$30,364	$32,666
Foreign currency translation loss	(9,928)	(11,565)
Unrealized gain (loss) on foreign exchange contracts, net of tax	34	(81)
Unrealized loss on interest rate swap contracts, net of tax	(451)	(194)
Change in pension and post retirement benefit plans, net of tax	295	361

Total comprehensive income	$20,314	$21,187

The components of accumulated other comprehensive loss were:

In thousands	March 31, 2010	December 31, 2009
Foreign currency translation gain	$2,972	$12,900
Unrealized loss on foreign exchange contracts, net of tax	(36)	(70)
Unrealized loss on interest rate swap contracts, net of tax	(489)	(38)
Pension benefit plans and post retirement benefit plans, net of tax	(43,043)	(43,338)

Total accumulated comprehensive loss	$(40,596)	$(30,546)

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On March 12, 2010, the Company acquired Xorail LLC (“Xorail”), a leading provider of signal engineering and design services. The purchase price was $39.9 million, net of cash received, resulting in preliminary additional goodwill of $28.9 million, of which none will be deductible for tax purposes. Xorail will operate as a business of Wabtec’s Freight Group.

On October 1, 2009, the Company used cash on hand to acquire Unifin International LP, and its affiliate, Cardinal Pumps and Exchangers, Inc. (“Unifin”), a manufacturer of cooling systems and related equipment for the power generation and transmission industry. The purchase price was $92.9 million, net of cash received, resulting in preliminary additional goodwill of $54.8 million, of which $31.3 million will be deductible for tax purposes. Unifin will operate as a business of Wabtec’s Freight Group. On July 22, 2009, the Company acquired certain assets for $3.4 million.

Operating results have been included in the consolidated statement of operations from the acquisition dates forward.

For the Xorail and Unifin acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

	Xorail	Unifin
In thousands	March 12, 2010	October 1, 2009
Current assets	$11,358	$8,769
Property, plant & equipment	2,905	5,552
Goodwill and other intangible assets	34,803	88,294
Other assets	226	4,027

Total assets acquired	49,292	106,642
Total liabilities assumed	(9,349)	(13,717)

Net assets acquired	$39,943	$92,925

Of the preliminary allocation of $5.9 million of acquired intangible assets for Xorail, exclusive of goodwill, $4.1 million was assigned to customer relationships, $426,000 was assigned to intellectual property, $470,000 was assigned to non-compete agreements and $900,000 was assigned to customer backlog. The customer relationships’ average useful life is 20 years, the intellectual property’s average useful life is six years and the non-compete agreements’ average useful life is six years. Of the preliminary allocation of $33.5 million of acquired intangible assets for Unifin, exclusive of goodwill, $14.8 million was assigned to trade names, $16.2 million was assigned to customer relationships, $278,000 was assigned to patents and $2.2 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 10 years and patents’ average useful life is three years.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2009:

In thousands	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net sales	$371,959	$397,682
Gross profit	112,310	116,303
Net income attributable to Wabtec shareholders	30,666	36,258
Diluted earnings per share
As Reported	$0.63	$0.68
Pro forma	$0.64	$0.75

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	March 31, 2010	December 31, 2009
Raw materials	$97,191	$98,196
Work-in-process	87,630	87,155
Finished goods	56,265	53,982

Total inventories	$241,086	$239,333

5. INTANGIBLES

Goodwill was $506.3 million and $483.0 million at March 31, 2010 and December 31, 2009, respectively. The adjustment of $2.4 million to Goodwill for preliminary purchase allocation is due to Unifin and Ricon. The change in the carrying amount of goodwill by segment for the three months ended March 31, 2010 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2009	$311,230	$171,748	$482,978
Adjustment to preliminary purchase allocation	(25)	(2,368)	(2,393)
Acquisition	28,906	—	$28,906
Foreign currency impact	2,144	(5,351)	(3,207)

Balance at March 31, 2010	$342,255	$164,029	$506,284

As of March 31, 2010 and December 31, 2009, the Company’s trademarks had a net carrying amount of $95.2 million and $96.0 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	March 31, 2010	December 31, 2009
Patents and other, net of accumulated amortization of $26,211 and $26,135	$13,023	$10,832
Customer relationships, net of accumulated amortization of $8,775 and $7,122	82,254	80,806

Total	$95,277	$91,638

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

The weighted average remaining useful life of patents, customer relationships and intellectual property were eight years, 17 years and 17 years, respectively. Amortization expense for intangible assets was $1.9 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2010	December 31, 2009
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	153,750	170,000
Revolving Credit Facility	115,000	71,000
Capital Leases	697	780

Total	419,447	391,780
Less—current portion	34,457	32,741

Long-term portion	$384,990	$359,039

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At March 31, 2010, the Company had available bank borrowing capacity, net of $27.0 million of letters of credit, of approximately $158.0 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points. At March 31, 2010 the weighted average interest rate on the Company’s variable rate debt was 1.52%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On March 31, 2010, the notional value of interest rate swaps outstanding totaled $137.0 million and effectively changed the Company’s interest rate on bank debt at March 31, 2010 from a variable rate to a fixed rate of 2.22%. The interest rate swap agreements mature at various times through December 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

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

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$80	$75	$738	$631
Interest cost	648	693	1,882	1,578
Expected return on plan assets	(776)	(808)	(1,941)	(1,439)
Net amortization/deferrals	479	391	453	485
Curtailment Loss recognized	—	—	88	—
Settlement loss recognized	—	—	241	437

Net periodic benefit cost	$431	$351	$1,461	$1,692

Assumptions
Discount rate	5.75%	6.25%	6.11%	6.69%
Expected long-term rate of return	8.00%	8.00%	6.94%	7.34%
Rate of compensation increase	3.00%	3.00%	3.28%	3.47%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

Post Retirement Benefit Plans

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$12	$62	$17	$9
Interest cost	404	470	75	50
Net amortization/deferrals	(263)	(221)	(61)	(57)

Net periodic benefit cost	$153	$311	$31	$2

Assumptions
Discount rate	5.75%	6.25%	6.40%	7.50%

8. STOCK-BASED COMPENSATION

As of March 31, 2010, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

Stock-based compensation expense was $2.5 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. Included in the stock-based compensation expense for 2010 above is $506,000 of expense related to stock options, $825,000 related to restricted stock, $935,000 related to incentive stock awards and $225,000 as compensation for Directors’ fees. At March 31, 2010, unamortized compensation expense related to those stock options, restricted shares and incentive stock awards expected to vest totaled $19.5 million and will be recognized over a weighted average period of 1.9 years.

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

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the three months ended March 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2009	1,119,253	$23.89	6.1	$16,136
Granted	120,125	38.21		534
Exercised	(126,404)	12.62		(3,795)
Canceled	(1,500)	34.85		(12)

Outstanding at March 31, 2010	1,111,474	$26.71	6.7	$17,720

Exercisable at March 31, 2010	643,923	$21.46	5.3	$13,646

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2010	2009
Dividend yield	.10%	.13%
Risk-free interest rate	3.16%	2.05%
Stock price volatility	46.1%	43.8%
Expected life (years)	5.0	5.0

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the number of shares that may ultimately vest. As of March 31, 2010, based on the Company’s performance, we estimate that these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced or increased and will be recognized over the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and incentive stock awards activity and related information for the three months ended March 31, 2010:

	Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	241,284	267,792	$31.65
Granted	127,125	158,492	38.21
Vested	(111,009)	(99,318)	33.17

Outstanding at March 31, 2010	257,400	326,966	$34.30

9. INCOME TAXES

The overall effective income tax rate was 34.8% and 36.2% for the three months ended March 31, 2010 and 2009, respectively. The decrease in effective rate is primarily due to a higher ratio of income earned in low tax rate foreign jurisdictions during the three months ended March 31, 2010.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

As of March 31, 2010 the liability for income taxes associated with uncertain tax positions is $9.5 million. As of December 31, 2009, the liability for income taxes associated with uncertain tax positions was $10.0 million. If the benefits of the uncertain tax positions are realized, $2.3 million would favorably affect the Company’s effective tax rate. The remaining $7.2 million is recorded as a deferred tax asset and would not impact the Company’s effective rate. The Company includes interest and penalties related to uncertain tax positions in income tax expense.

As of March 31, 2010 the Company has accrued interest and penalties of approximately $3.2 million and $1.7 million, respectively. As of December 31, 2009, the Company had accrued interest and penalties related to uncertain tax positions of approximately $3.1 million and $1.7 million, respectively.

With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2007. At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $3.2 million may change within the next twelve months due to the expiration of statutory review periods and current examinations.

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,
In thousands, except per share	2010	2009
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$30,364	$32,666
Less: dividends declared—common shares and non-vested restricted stock	(468)	(480)

Undistributed earnings	29,896	32,186
Percentage allocated to common shareholders(1)	99.5%	99.5%

	29,747	32,024
Add: dividends declared—common shares	466	478

Numerator for basic and diluted earnings per common share	$30,213	$32,502

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,461	47,645
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	434	486

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	47,895	48,131

Per common share net income attributable to Wabtec shareholders
Basic	$0.64	$0.68
Diluted	$0.63	$0.68
(1) Basic weighted-average common shares outstanding	47,461	47,645
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,678	47,887
Percentage allocated to common shareholders	99.5%	99.5%

\WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Three Months Ended March 31,
In thousands	2010	2009
Balance at December 31, 2009 and 2008, respectively	$29,207	$30,676
Warranty provision	3,977	4,909
Warranty claim payments	(3,810)	(4,169)

Balance at March 31, 2010 and 2009, respectively	$29,374	$31,416

12. FAIR VALUE MEASUREMENT

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2010, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at March 31, 2010	Fair Value Measurements at March 31, 2010 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$(57)	$—	$(57)	$—
Interest rate swap agreements	(809)	—	(809)	—

Total	$(866)	$—	$(866)	$—

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2009, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

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

On October 18, 2007, Faiveley Transport Malmo AB filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. The components at issue are limited in number and used in the transit industry. On that same day, Faiveley also filed a related proceeding against the Company in the United States District Court for the Southern District of New York (“Federal Court”), requesting a preliminary injunction in aid of the arbitration. In both forums, Faiveley seeks to prevent the Company from manufacturing and selling the subject components until the arbitration panel decides Faiveley’s claim. In the arbitration, Faiveley also sought monetary damages.

In the Federal Court action, Faiveley Malmo’s request for a preliminary injunction was initially granted, in part, on August 22, 2008. That injunction was vacated by the appellate court on March 9, 2009, and the case was remanded to the District Court for further proceedings. On remand, Faiveley Malmo renewed its request for injunctive relief. The District Court denied that request on August 31, 2009, and Faiveley Malmo appealed that denial to the appellate court. Faiveley Malmo later voluntarily dismissed that appeal.

In the international arbitration proceeding, Faiveley Malmo originally alleged $128 million in damages, but later reduced its claim to $91 million in damages. The Company has stated that Faiveley Malmo’s claims were grossly overstated, not supported by the facts or circumstances surrounding the case, and frivolous in most respects. An ICC International Court of Arbitration Arbitral Tribunal heard the case during the first half of 2009 and issued an award dated December 21, 2009. Pursuant to the Award, the Company was required to make a $3.9 million royalty payment to Faiveley Malmo, with respect to Faiveley Malmo’s claims against the Company alleging breach of contract and trade secret violations. Faiveley Malmo’s parent company, Faiveley Transport, has stated that other Faiveley entities are considering filing claims against the Company arising from the same allegations. The Company will vigorously contest any such claims and does not believe that they would result in any material legal liability.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010. During the first three months of 2010, there were no material changes to the information described in Note 19 therein.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

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

Segment financial information for the three months ended March 31, 2010 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$165,144	$198,783	$—	$363,927
Intersegment sales/(elimination)	6,900	540	(7,440)	—

Total sales	$172,044	$199,323	$(7,440)	$363,927

Income (loss) from operations	$21,374	$33,231	$(3,429)	$51,176
Interest expense and other, net	—	—	(4,633)	(4,633)

Income (loss) from operations before income taxes	$21,374	$33,231	$(8,062)	$46,543

Segment financial information for the three months ended March 31, 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$179,947	$198,013	$—	$377,960
Intersegment sales/(elimination)	6,612	1,044	(7,656)	—

Total sales	$186,559	$199,057	$(7,656)	$377,960

Income (loss) from operations	$25,546	$34,103	$(3,901)	$55,748
Interest expense and other, net	—	—	(4,547)	(4,547)

Income (loss) from operations before income taxes	$25,546	$34,103	$(8,448)	$51,201

Sales by product are as follows:

	Three Months Ended March 31,
In thousands	2010	2009
Brake products	$121,998	$126,748
Freight electronics & specialty products	89,760	102,078
Remanufacturing, overhaul & build	72,361	69,151
Transit products	59,474	59,867
Other	20,334	20,116

Total sales	$363,927	$377,960

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

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

Balance Sheet as of March 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$8,694	$548	$169,658	$—	$178,900
Accounts receivable	358	153,109	94,482	—	247,949
Inventories	—	167,655	73,431	—	241,086
Other current assets	38,777	3,170	6,567	—	48,514

Total current assets	47,829	324,482	344,138	—	716,449
Property, plant and equipment	2,095	120,266	77,794	—	200,155
Goodwill	7,980	364,122	134,182	—	506,284
Investment in subsidiaries	2,187,892	452,654	378,067	(3,018,613)	—
Other intangibles	—	132,072	58,395	—	190,467
Other long term assets	(3,687)	(6,004)	34,576	—	24,885

Total Assets	$2,242,109	$1,387,592	$1,027,152	$(3,018,613)	$1,638,240

Current liabilities	$59,344	$159,136	$91,511	$—	$309,991
Intercompany	938,065	(1,021,427)	83,362	—	—
Long-term debt	384,375	300	315	—	384,990
Other long term liabilities	59,068	20,886	62,048	—	142,002

Total liabilities	1,440,852	(841,105)	237,236	—	836,983
Stockholders’ equity	801,257	2,228,697	789,916	(3,018,613)	801,257

Total Liabilities and Stockholders’ Equity	$2,242,109	$1,387,592	$1,027,152	$(3,018,613)	$1,638,240

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

Balance Sheet as of December 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$12,026	$12,124	$164,509	$—	$188,659
Accounts receivable	522	121,203	86,535	—	208,260
Inventories	—	166,638	72,695	—	239,333
Other current assets	38,038	5,040	10,179	—	53,257

Total current assets	50,586	305,005	333,918	—	689,509
Property, plant and equipment, net	2,232	119,195	80,280	—	201,707
Goodwill	7,980	337,603	137,395	—	482,978
Investment in Subsidiaries	2,102,458	452,653	382,942	(2,938,053)	—
Other intangibles, net	—	127,705	59,925	—	187,630
Other long term assets	(1,416)	(7,360)	32,787	—	24,011

Total assets	$2,161,840	$1,334,801	$1,027,247	$(2,938,053)	$1,585,835

Current liabilities	$55,907	$158,077	$91,364	$—	$305,348
Intercompany	907,149	(986,903)	79,754	—	—
Long-term debt	358,500	316	223	—	359,039
Other long term liabilities	61,371	18,575	62,589	—	142,535

Total liabilities	1,382,927	(809,935)	233,930	—	806,922
Stockholders’ equity	778,913	2,144,736	793,317	(2,938,053)	778,913

Total Liabilities and Stockholders’ Equity	$2,161,840	$1,334,801	$1,027,247	$(2,938,053)	$1,585,835

Income Statement for the Three Months Ended March 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$262,678	$119,508	$(18,259)	$363,927
Cost of sales	180	(177,132)	(92,221)	13,635	(255,538)

Gross profit (loss)	180	85,546	27,287	(4,624)	108,389
Operating expenses	(8,691)	(33,370)	(15,152)	—	(57,213)

Operating (loss) profit	(8,511)	52,176	12,135	(4,624)	51,176
Interest (expense) income, net	(5,645)	1,605	128	—	(3,912)
Other income (expense), net	1,089	979	(2,789)	—	(721)
Equity earnings	54,041	4,826	—	(58,867)	—

Income (loss) from operations before income tax	40,974	59,586	9,474	(63,491)	46,543
Income tax expense	(10,610)	(3,590)	(1,979)	—	(16,179)

Net income (loss) attributable to Wabtec shareholders	$30,364	$55,996	$7,495	$(63,491)	$30,364

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

Income Statement for the Three Months Ended March 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$293,529	$109,699	$(25,268)	$377,960
Cost of sales	833	(194,670)	(88,971)	12,023	(270,785)

Gross profit (loss)	833	98,859	20,728	(13,245)	107,175
Operating expenses	(8,182)	(30,175)	(13,070)	—	(51,427)

Operating (loss) profit	(7,349)	68,684	7,658	(13,245)	55,748
Interest (expense) income, net	(6,169)	1,100	133	—	(4,936)
Other (expense) income, net	(168)	(645)	1,202	—	389
Equity earnings	56,195	(808)	—	(55,387)	—

Income (loss) from operations before income tax	42,509	68,331	8,993	(68,632)	51,201
Income tax expense	(9,843)	(2,946)	(5,746)	—	(18,535)

Net income (loss) attributable to Wabtec shareholders	$32,666	$65,385	$3,247	$(68,632)	$32,666

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(30,443)	$84,358	$21,943	$(63,491)	$12,367
Net cash used for investing activities	(45)	(39,917)	(1,213)	—	(41,175)
Net cash provided by (used for) financing activities	27,156	(56,017)	(7,557)	63,491	27,073
Effect of changes in currency exchange rates	—	—	(8,024)	—	(8,024)

(Decrease) increase in cash	(3,332)	(11,576)	5,149	—	(9,759)
Cash, beginning of year	12,026	12,124	164,509	—	188,659

Cash, end of period	$8,694	$548	$169,658	$—	$178,900

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 (UNAUDITED)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$1,160	$63,280	$(1,546)	$(68,632)	$(5,738)
Net cash (used for) provided by investing activities	(178)	(1,757)	2,134	—	199
Net cash (used for) provided by financing activities	(33,169)	(65,406)	(3,047)	68,632	(32,990)
Effect of changes in currency exchange rates	—	—	(5,184)	—	(5,184)

Decrease in cash	(32,187)	(3,883)	(7,643)	—	(43,713)
Cash, beginning of year	37,941	4,272	99,592	—	141,805

Cash, end of period	$5,754	$389	$91,949	$—	$98,092

16. OTHER EXPENSE, NET

The components of other expense are as follows:

	Three Months Ended March 31,
In thousands	2010	2009
Foreign currency (losses) gains , net	$(597)	$422
Other miscellaneous expense	(124)	(33)

Total other (expense) income, net	$(721)	$389

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 24, 2010.

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In the first three months of 2010, about 49% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. In 2010, U.S. freight rail traffic has increased due to the improving overall economy. Through mid-April, revenue ton-miles were 4% higher than the year-ago period, and railroads have started to pull freight cars and locomotives out of storage and return them to the active fleet. This activity has led to an increase in sales of aftermarket components and services. Deliveries of new locomotives and freight cars, however are still expected to be about half of 2009 levels, due to the large number of these vehicles that are in storage. Although less than 15% of the Company’s revenues are directly related to deliveries of new freight locomotives and freight cars, the decline in those markets has had a negative impact on the Company’s financial results. To mitigate this impact, Wabtec initiated a series of cost savings initiatives in recent quarters.

In 2008, the U.S. government enacted rail safety legislation that requires certain freight and passenger railroads to equip certain locomotives with positive train control technology by the end of 2015. This technology includes an on-board locomotive computer and related software, which are being developed by Wabtec. As the industry leader, Wabtec expects to benefit from increased sales of train control-related products as the technology is deployed throughout the industry.

The North American transit industry is driven by government spending and ridership. Spending under SAFETEA-LU, the federal government’s transportation funding bill, increased about 6% in 2009, while ridership decreased about 4% due to the recession and its impact on employment levels. Although SAFETEA-LU expired in September 2009, the bill has been extended through December 2010, with funding at about 2009 levels. In early 2009, the U.S. federal government passed new spending legislation designed to stimulate the U.S. economy, with up to $20 billion to be spent on freight and passenger transportation, as follows: $8.4 billion for public transportation, $8 billion for high-speed rail, $1.5 billion for discretionary intermodal projects, and $1.3 billion for AMTRAK. Most of this funding has already been allocated to specific projects, and Wabtec expects to benefit from a portion of this additional spending, as transit authorities invest in expansion and new equipment.

In the passenger transit market, the Company believes that increases in federal funding over time and stable ridership will continue to have a beneficial effect on demand for the Company’s products and services over the long term. In the short term, however, many transit agencies are facing budget issues and some are electing to defer purchases of new equipment and aftermarket parts. In response to these market conditions, Wabtec may continue to take certain actions to reduce costs, including plant consolidations, work force reductions and general spending cuts. Management believes these actions will not affect the company’s ability to continue to invest in its strategic growth initiatives.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is much larger than the transit market in the U.S. Asia-Pacific is the fastest-growing market segment, led by China’s plans to spend a record $120 billion in 2010.

In 2010 and beyond, general economic and market conditions in the United States and internationally will have an impact on our sales and operations. If the world economy does not continue to improve, this could result in renewed instability of capital markets, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively. Any of these factors could materially adversely affect our business and results of operations. In addition, we face risks associated with our growth strategies including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2010	2009
Net sales	$363.9	$378.0
Cost of sales	(255.5)	(270.8)

Gross profit	108.4	107.2
Selling, general and administrative expenses	(44.6)	(38.6)
Engineering expenses	(10.7)	(10.6)
Amortization expense	(1.9)	(2.3)

Total operating expenses	(57.2)	(51.5)
Income from operations	51.2	55.7
Interest income (expense), net	(3.9)	(4.9)
Other income (expense), net	(0.7)	0.4

Income from operations before income taxes	46.6	51.2
Income tax expense	(16.2)	(18.5)

Net income attributable to Wabtec shareholders	$30.4	$32.7

FIRST QUARTER 2010 COMPARED TO FIRST QUARTER 2009

The following table summarizes the results of operations for the period:

	Three months ended March 31,
In thousands	2010	2009	Percent Change
Freight Group	$165,144	$179,947	(8.2)%
Transit Group	198,783	198,013	0.4%

Net sales	363,927	377,960	(3.7)%
Income from operations	51,176	55,748	(8.2)%
Net income attributable to Wabtec shareholders	$30,364	$32,666	(7.0)%

Net sales decreased by $14.1 million to $363.9 million from $378.0 million for the three months ended March 31, 2010 and 2009, respectively. The decrease is primarily due to lower Freight Group original equipment sales. Sales related to acquisitions of $12.7 million, partially offset the decrease. The Company realized a net sales increase of $11.4 million due to favorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the three months ended March 31, 2010 was $30.4 million or $0.63 per diluted share. Net income for the three months ended March 31, 2009 was $32.7 million or $0.68 per diluted share. The decrease in net income is primarily due to lower Freight Group sales and increased selling, general and administrative expense, partially offset by higher operating margins and cost-saving initiatives.

Freight Group sales decreased by $14.8 million, or 8.2%, due to lower sales of $26.8 million for specialty products, $4.8 million for brake products and $2.9 million for other products. Offsetting those reductions was an increase in sales of $12.7 million from acquisitions. For the Freight Group, net sales were increased by $6.6 million due to favorable effects of foreign exchange on sales mentioned above.

Transit Group sales increased by $0.8 million, or 0.4%, due to favorable effects of foreign exchange on sales of $4.8 million, partially offset by decreased brake product sales of $4.2 million.

Gross profit Gross profit, which is dependent on a number of factors including pricing, sales volume and product mix, increased to $108.4 million in the first quarter of 2010 compared to $107.2 million in the same period of 2009. Gross profit, as a percentage of sales, was 29.8% for the first quarter of 2010 compared to 28.4%, for the first quarter of 2009. The gross profit percentage increased due to realized cost savings from downsizing and consolidation actions initiated in 2009. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales. The provision for warranty expense was $0.9 million lower in 2010 compared to the same period of 2009 due primarily to lower specific reserves on certain transit products. The warranty reserve decreased at March 31, 2010 compared to March 31, 2009 by $2.0 million primarily due to adjustments to reserves for certain acquisitions.

Operating expenses The following table shows our operating expenses:

	Three months ended March 31,
In thousands	2010	2009	Percent Change
Selling, general and administrative expenses	$44,631	$38,553	15.8%
Engineering expenses	10,695	10,559	1.3%
Amortization expense	1,887	2,315	(18.5)%

Total operating expenses	$57,213	$51,427	11.3%

Selling, general, and administrative expenses increased $6.1 million in the first quarter of 2010 compared to the same period of 2009 primarily due to acquisitions and non-cash compensation. Amortization expense decreased in the first quarter of 2010 compared to the same period in 2009 due to higher acquisition related charges in the first quarter of 2009. Total operating expenses were 15.7% and 13.6% of sales for the first quarter of 2010 and 2009, respectively.

Income from operations Income from operations totaled $51.2 million (or 14.1% of sales) in the first quarter of 2010 compared with $55.7 million (or 14.7% of sales) in the same period of 2009. The decrease in income from operations is primarily due to lower Freight Group sales and increased selling, general and administrative expense, partially offset by higher operating margins and cost-saving initiatives.

Interest expense, net Interest expense, net decreased $1.0 million in the first quarter of 2010 compared to the same period of 2009 due to lower interest rates.

Other expense, net The Company recorded foreign exchange losses of $0.6 million in the first quarter of 2010 and foreign exchange gains of $0.4 million in the first quarter of 2009, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 34.8% and 36.2% for the first quarter of 2010 and 2009, respectively. The decrease in effective rate is primarily due to a higher ratio of income earned in foreign jurisdictions with lower tax rates than the U.S. during the first quarter of 2010.

Net income Net income for the first quarter of 2010 decreased $2.3 million, compared with the same period of 2009. The decrease in net income is primarily due to lower sales and increased operating costs.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three months ended March 31,
In thousands	2010	2009
Cash provided by (used for):
Operating activities	$12,367	$(5,738)
Investing activities	(41,175)	199
Financing activities	27,073	(32,990)
Decrease in cash	$(9,759)	$(43,713)

Operating activities Cash provided by operations in the first three months of 2010 was $12.4 million as compared to cash used for operations of $5.7 million for the same period of 2009. This $18.1 million increase in cash provided by operations resulted from a net decrease in working capital. The accrued liabilities and customer deposits increase resulted in a $44.9 million improvement. The accounts payable increase resulted in a $37.6 million improvement. The accounts receivables increase resulted in a $45.5 million unfavorable impact on working capital. The inventory increase resulted in a $12.1 million unfavorable impact on working capital. Other assets and liabilities, including accrued income taxes, used cash of $6.5 million.

Investing activities Cash used for investing activities in the first three months of 2010 was $41.2 million as compared to cash provided by investing activities of $0.2 million for the same period of 2009. Capital expenditures were $3.6 million and $3.4 million in the first three months of 2010 and 2009, respectively. During the first three months of 2010 the Company received $2.4 million as part of the working capital settlement for the Ricon acquisition. During the first three months of 2010, Wabtec acquired Xorail, a provider of signal engineering and design services for $39.9 million, net of cash received. During the first three months of 2009 the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. While certain portions of the building are being leased back, this transaction resulted in a gain of $2.1 million and deferred gain of $0.6 million. The deferred gain will be recognized over five years.

Financing activities In the first three months of 2010, cash provided by financing activities was $27.1 million, which included $111.0 million in proceeds from debt and $67.0 million of repayments of debt on the revolving credit facility, $16.3 million of debt repayments on the term loan and other debt, $0.5 million of dividend payments and $3.1 million for the repurchase of 75,000 shares of stock. In the first three months of 2009, cash used for financing activities was $33.0 million, which included $23.0 million of debt repayments and $6.0 million in proceeds from debt on the revolving credit facility, $8.1 million of debt repayments on the term loan and other debt, $0.5 million of dividend payments and $7.3 million for the repurchase of 290,000 shares of stock.

The following table shows outstanding indebtedness at March 31, 2010 and December 31, 2009.

In thousands	March 31, 2010	December 31, 2009
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	153,750	170,000
Revolving Credit Facility	115,000	71,000
Capital Leases	697	780

Total	419,447	391,780
Less—current portion	34,457	32,741

Long-term portion	$384,990	$359,039

Cash balance at March 31, 2010 and December 31, 2009 was $178.9 million and $188.7 million, respectively.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At March 31, 2010, the Company had available bank borrowing capacity, net of $27.0 million of letters of credit, of approximately $158.0 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points. At March 31, 2010 the weighted average interest rate on the Company’s variable rate debt was 1.52%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On March 31, 2010, the notional value of interest rate swaps outstanding totaled $137.0 million and effectively changed the Company’s interest rate on bank debt at March 31, 2010 from a variable rate to a fixed rate of 2.22%. The interest rate swap agreements mature at various times through December 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

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

Company Stock Repurchase Plan

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. On February 20, 2008, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares. During the first quarter of 2008, the Company completed the $50 million authorization made in 2006. Cumulative purchases under both plans have totaled $105.3 million, leaving $44.7 million under the authorization.

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which conforms to the requirements under the 2008 Refinancing Credit Agreement, as well as the 6.875 % Senior Notes currently outstanding.

During the first three months of 2010, the Company repurchased 75,000 shares at an average price of $41.28 per share. During 2009, the Company repurchased 669,700 shares of its stock at an average price of $29.35 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2010, the Company has recognized a total liability of $9.5 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

Since December 31, 2009, there have been no other significant changes in the total amount of the Company’s contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	prolonged unfavorable economic and industry conditions in the markets served by us, including North America, South America, Europe, Australia, Asia and South Africa;

•	further decline in demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment;

•	fluctuations in interest rates and foreign currency exchange rates; or

•	availability of credit;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of acquisitions; or

•	the development and use of new technology;

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments, laws and regulations and federal and state income tax legislation; or

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

Critical Accounting Policies

A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 31% and 38% of total long-term debt at March 31, 2010 and December 31, 2009, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at March 31, 2010 would increase or decrease interest expense by $1.3 million.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance. The Company concluded that these interest rate swap agreements qualify for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of March 31, 2010, the Company had interest rate swap agreements with a notional value of $137.0 million and which effectively changed the Company’s interest rate on bank debt at March 31, 2010 from a variable rate to a fixed rate of 2.22%. The interest rate swap agreements mature at various times through December 2012. As of March 31, 2010, the Company recorded a current liability of $809,000 and a corresponding offset in accumulated other comprehensive loss of $489,000, net of tax.

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

At March 31, 2010, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of March 31, 2010, the Company had forward contracts with a notional value of 5.8 million ZAR (or $728,000 USD), with an average exchange rate of 7.95 ZAR per $1 USD, resulting in the recording of a current liability of $57,000 and a corresponding offset in accumulated other comprehensive loss of $36,000, net of tax.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first three months of 2010, approximately 51% of Wabtec’s net sales were to customers in the United States, 15% in Canada, 9% in the United Kingdom, 5% in Australia, 2% in Germany, 1% in Mexico and 17% in other international locations.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2010. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Except as described in Note 13, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the repurchase program which conforms to the requirements under the Refinancing Credit Agreement and the 2008 Refinancing Credit Agreement, as well as the 6.875 % Senior Notes currently outstanding.

During the first three months of 2010, the Company repurchased 75,000 shares at an average price of 41.28 per share. During 2009, the Company repurchased 669,700 shares at an average price of $29.35 per share. All purchases were on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
January 1, 2010 to January 30, 2010	75,000	41.28	75,000	$44,691,651
January 31, 2010 to February 27, 2010	—	—	—	$44,691,651
February 28, 2010 to April 3, 2010	—	—	—	$44,691,651

Total	75,000	$41.28	75,000	$44,691,651

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

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

DATE: May 6, 2010

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