Form 10-Q
period 2010-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2010-08-05
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2010
Common Stock, $.01 par value per share	47,923,796 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

June 30, 2010

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited June 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$166,509	$188,659
Accounts receivable	275,201	208,260
Inventories	239,439	239,333
Deferred income taxes	36,964	40,533
Other current assets	13,527	12,724

Total current assets	731,640	689,509
Property, plant and equipment	447,609	451,996
Accumulated depreciation	(255,132)	(250,289)

Property, plant and equipment, net	192,477	201,707
Other Assets
Goodwill	497,902	482,978
Other intangibles, net	184,366	187,630
Deferred income taxes	8,140	4,964
Other noncurrent assets	17,659	19,047

Total other assets	708,067	694,619

Total Assets	$1,632,184	$1,585,835

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$123,764	$119,895
Customer deposits	35,894	44,251
Accrued compensation	33,190	30,423
Accrued warranty	20,214	20,025
Current portion of long-term debt	38,201	32,741
Other accrued liabilities	59,190	58,013

Total current liabilities	310,453	305,348
Long-term debt	369,743	359,039
Reserve for postretirement and pension benefits	60,842	64,078
Deferred income taxes	53,930	52,156
Accrued warranty	12,320	9,182
Other long term liabilities	17,956	17,119

Total liabilities	825,244	806,922
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,964,756 and 47,688,695 outstanding at June 30, 2010 and December 31, 2009, respectively	662	662
Additional paid-in capital	333,280	329,707
Treasury stock, at cost, 18,210,011 and 18,486,072 shares, at June 30, 2010 and December 31, 2009, respectively	(288,668)	(289,137)
Retained earnings	826,847	766,221
Accumulated other comprehensive loss	(67,985)	(30,546)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	804,136	776,907
Non-controlling interest	2,804	2,006

Total shareholders’ equity	806,940	778,913

Total Liabilities and Shareholders’ Equity	$1,632,184	$1,585,835

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended June 30		Unaudited Six Months Ended June 30
In thousands, except per share data	2010	2009	2010	2009
Net sales	$374,137	$334,013	$738,064	$711,973
Cost of sales	(260,673)	(242,350)	(516,211)	(513,135)

Gross profit	113,464	91,663	221,853	198,838
Selling, general and administrative expense	(51,243)	(42,112)	(95,874)	(80,665)
Engineering expense	(10,425)	(10,765)	(21,120)	(21,324)
Amortization expense	(2,144)	(2,059)	(4,031)	(4,374)

Total operating expenses	(63,812)	(54,936)	(121,025)	(106,363)
Income from operations	49,652	36,727	100,828	92,475
Other income and expenses
Interest expense, net	(4,092)	(3,525)	(8,004)	(8,461)
Other income (expense), net	1,086	(134)	365	255

Income from operations before income taxes	46,646	33,068	93,189	84,269
Income tax expense	(15,435)	(2,232)	(31,614)	(20,767)

Net income attributable to Wabtec shareholders	$31,211	$30,836	$61,575	$63,502

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.65	$0.65	$1.29	$1.33

Diluted
Net income attributable to Wabtec shareholders	$0.65	$0.64	$1.28	$1.32

Weighted average shares outstanding
Basic	47,725	47,487	47,539	47,594
Diluted	48,089	48,013	47,911	48,088

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
In thousands	2010	2009
Operating Activities
Net income attributable to Wabtec shareholders	$61,575	$63,502
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	17,176	18,225
Stock-based compensation expense	5,640	1,414
Loss (gain) on disposal of property, plant and equipment	207	(2,690)
Excess income tax benefits from exercise of stock options	(2,066)	(161)
Changes in operating assets and liabilities
Accounts receivable	(66,263)	27,680
Inventories	(5,496)	18,445
Accounts payable	5,024	(48,694)
Accrued income taxes	6,633	(11,452)
Accrued liabilities and customer deposits	(2,845)	(27,703)
Other assets and liabilities	9,877	(550)

Net cash provided by operating activities	29,462	38,016
Investing Activities
Purchase of property, plant and equipment and other	(7,007)	(8,711)
Proceeds from disposal of property, plant and equipment	55	3,651
Acquisitions of business, net of cash acquired	(39,943)	—
Acquisition purchase price adjustment	2,368	(4,743)

Net cash used for investing activities	(44,527)	(9,803)
Financing Activities
Proceeds from debt	166,400	72,000
Payments of debt	(150,230)	(107,693)
Proceeds from exercise of stock options and other benefit plans	2,647	123
Stock repurchase	(6,311)	(19,654)
Excess income tax benefits from exercise of stock options	2,066	161
Cash dividends ($0.02 per share for the six months ended June 30, 2010 and 2009)	(949)	(962)

Net cash provided by (used for) financing activities	13,623	(56,025)
Effect of changes in currency exchange rates	(20,708)	7,340

Decrease in cash	(22,150)	(20,472)
Cash, beginning of year	188,659	141,805

Cash, end of period	$166,509	$121,333

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In the first six months of 2010, about 48% of the Company’s revenues came from customers outside the U.S.

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $11.1 million and $12.1 million at June 30, 2010 and December 31, 2009, respectively.

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

At June 30, 2010, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of June 30, 2010, the Company had forward contracts with a notional value of 8.9 million ZAR (or $1.2 million USD), with an average exchange rate of 7.72 ZAR per $1 USD, resulting in the recording of a current asset and a corresponding offset in accumulated other comprehensive loss, net of tax, which was not material.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance. The Company concluded that these interest rate swap agreements qualify for cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of June 30, 2010, the Company had interest rate swap agreements with a notional value of $137.0 million and which effectively changed the Company’s interest rate on bank debt at June 30, 2010 from a variable rate to a fixed rate of 2.28%. The interest rate swap agreements mature at various times through December 2012. As of June 30, 2010, the Company recorded a current liability of $2.0 million and a corresponding offset in accumulated other comprehensive loss of $1.2 million, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the weighted average rates of exchange

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction gains recognized in other income (expense), net were $893,000 for the three months ended June 30, 2010 and foreign exchange transaction losses recognized in other income (expense), net were $427,000 for the three months ended June 30, 2009. Foreign exchange transaction gains recognized in other income (expense), net were $296,000 and $223,000 for the six months ended June 30, 2010 and 2009, respectively.

Noncontrolling Interests On January 1, 2009, the Company adopted the amendment under ASC 810 “Consolidation” related to noncontrolling interests in consolidated financial statements. This amendment establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amendment clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. The presentation and disclosure requirements of the amendment require retrospective application to all prior periods presented. In accordance with ASC 810, the Company classified noncontrolling interests as equity on our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2010 and 2009 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts, interest rate swaps, and pension and post retirement related adjustments. Total comprehensive income was:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Net income attributable to Wabtec shareholders	$31,211	$30,836	$61,575	$63,502
Foreign currency translation (loss) gain	(27,787)	23,157	(37,715)	11,592
Unrealized gain (loss) on foreign exchange contracts, net of tax	37	(33)	71	(114)
Unrealized loss on interest rate swap contracts, net of tax	(722)	(31)	(1,173)	(225)
Change in pension and post retirement benefit plans, net of tax	1,083	379	1,378	740

Total comprehensive income	$3,822	$54,308	$24,136	$75,495

The components of accumulated other comprehensive loss were:

In thousands	June 30, 2010	December 31, 2009
Foreign currency translation (loss) gain	$(24,815)	$12,900
Unrealized gain (loss) on foreign exchange contracts, net of tax	1	(70)
Unrealized loss on interest rate swap contracts, net of tax	(1,211)	(38)
Pension benefit plans and post retirement benefit plans, net of tax	(41,960)	(43,338)

Total accumulated comprehensive loss	$(67,985)	$(30,546)

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On July 28, 2010, subsequent to the close of our accounting quarter, the Company acquired G&B Specialties (“G&B”), a manufacturer of railroad track and signaling products, for a net purchase price of approximately $35.0 million. G&B will operate as a business of Wabtec’s Freight Group.

On March 12, 2010, the Company acquired Xorail LLC (“Xorail”), a leading provider of signal engineering and design services. The purchase price was $39.9 million, net of cash received, resulting in preliminary additional goodwill of $28.9 million, none of which will be deductible for tax purposes. Xorail will operate as a business of Wabtec’s Freight Group.

On October 1, 2009, the Company acquired Unifin International LP, and its affiliate, Cardinal Pumps and Exchangers, Inc. (“Unifin”), a manufacturer of cooling systems and related equipment for the power generation and transmission industry. The purchase price was $92.9 million, net of cash received, resulting in preliminary additional goodwill of $54.8 million, of which $31.3 million will be deductible for tax purposes. Unifin will operate as a business of Wabtec’s Freight Group. On July 22, 2009, the Company acquired certain assets for $3.4 million.

Operating results have been included in the consolidated statement of operations from the acquisition dates forward.

For the Xorail and Unifin acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

	Xorail	Unifin
In thousands	March 12, 2010	October 1, 2009
Current assets	$11,358	$8,769
Property, plant & equipment	2,905	5,552
Goodwill and other intangible assets	34,803	88,308
Other assets	226	4,027

Total assets acquired	49,292	106,656
Total liabilities assumed	(9,349)	(13,731)

Net assets acquired	$39,943	$92,925

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2009:

In thousands	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net sales	$353,670	$746,096	$751,352
Gross profit	101,011	225,774	217,314
Net income attributable to Wabtec shareholders	36,784	61,877	72,808
Diluted earnings per share
As Reported	$0.64	$1.28	$1.32
Pro forma	$0.76	$1.29	$1.51

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	June 30, 2010	December 31, 2009
Raw materials	$98,484	$98,196
Work-in-process	84,614	87,155
Finished goods	56,341	53,982

Total inventories	$239,439	$239,333

5. INTANGIBLES

Goodwill was $497.9 million and $483.0 million at June 30, 2010 and December 31, 2009, respectively. The adjustment of $2.4 million to Goodwill for preliminary purchase allocation is due to Unifin and Ricon. The change in the carrying amount of goodwill by segment for the six months ended June 30, 2010 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2009	$311,230	$171,748	$482,978
Adjustment to preliminary purchase allocation	—	(2,368)	(2,368)
Acquisition	28,906	—	$28,906
Foreign currency impact	1,061	(12,675)	(11,614)

Balance at June 30, 2010	$341,197	$156,705	$497,902

As of June 30, 2010 and December 31, 2009, the Company’s trademarks had a net carrying amount of $93.1 million and $96.0 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	June 30, 2010	December 31, 2009
Patents and other, net of accumulated amortization of $26,845 and $26,135	$12,058	$10,832
Customer relationships, net of accumulated amortization of $9,899 and $7,122	79,182	80,806

Total	$91,240	$91,638

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

The weighted average remaining useful life of patents, customer relationships and intellectual property were eight years, 17 years and 17 years, respectively. Amortization expense for intangible assets was $2.1 million and $4.0 million for the three and six months ended June 30, 2010, respectively and $2.1 million and $4.4 million for the three and six months ended June 30, 2009, respectively.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	June 30, 2010	December 31, 2009
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	145,625	170,000
Revolving Credit Facility	112,000	71,000
Capital Leases	319	780

Total	407,944	391,780
Less—current portion	38,201	32,741

Long-term portion	$369,743	$359,039

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At June 30, 2010, the Company had available bank borrowing capacity, net of $27.1 million of letters of credit, of approximately $160.9 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points. At June 30, 2010 the weighted average interest rate on the Company’s variable rate debt was 1.60%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On June 30, 2010, the notional value of interest rate swaps outstanding totaled $137.0 million and effectively changed the Company’s interest rate on bank debt at June 30, 2010 from a variable rate to a fixed rate of 2.28%. The interest rate swap agreements mature at various times through December 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

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

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$80	$76	$734	$673
Interest cost	648	694	1,862	1,684
Expected return on plan assets	(775)	(808)	(1,936)	(1,540)
Net amortization/deferrals	479	391	457	519
Curtailment loss recognized	—	—	845	414
Settlement loss recognized	—	—	108	1,098

Net periodic benefit cost	$432	$353	$2,070	$2,848

Assumptions
Discount rate	5.75%	6.25%	6.11%	6.69%
Expected long-term rate of return	8.00%	8.00%	6.94%	7.34%
Rate of compensation increase	3.00%	3.00%	3.28%	3.47%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$160	$151	$1,472	$1,304
Interest cost	1,296	1,387	3,744	3,262
Expected return on plan assets	(1,551)	(1,616)	(3,877)	(2,979)
Net amortization/deferrals	958	782	910	1,004
Curtailment loss recognized	—	—	933	414
Settlement loss recognized	—	—	349	1,535

Net periodic benefit cost	$863	$704	$3,531	$4,540

Assumptions
Discount rate	5.75%	6.25%	6.11%	6.69%
Expected long-term rate of return	8.00%	8.00%	6.94%	7.34%
Rate of compensation increase	3.00%	3.00%	3.28%	3.47%

Post Retirement Benefit Plans

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$13	$62	$17	$9
Interest cost	404	470	76	54
Net amortization/deferrals	(263)	(222)	(62)	(61)

Net periodic benefit cost	$154	$310	$31	$2

Assumptions
Discount rate	5.75%	6.25%	6.40%	7.50%

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$25	$124	$34	$18
Interest cost	808	940	151	104
Net amortization/deferrals	(526)	(443)	(123)	(118)

Net periodic benefit cost	$307	$621	$62	$4

Assumptions
Discount rate	5.75%	6.25%	6.40%	7.50%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

8. STOCK-BASED COMPENSATION

As of June 30, 2010, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

Stock-based compensation expense was $5.6 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. Included in the stock-based compensation expense for 2010 above is $1.1 million of expense related to stock options, $1.7 million related to restricted stock, $2.4 million related to incentive stock awards and $450,000 as compensation for Directors’ fees. At June 30, 2010, unamortized compensation expense related to those stock options, restricted shares and incentive stock awards expected to vest totaled $16.8 million and will be recognized over a weighted average period of 1.7 years.

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

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the six months ended June 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2009	1,119,253	$23.89	6.1	$16,136
Granted	120,125	38.21		170
Exercised	(191,000)	13.86		(4,920)
Canceled	(1,500)	34.85		(7)

Outstanding at June 30, 2010	1,046,878	$27.35	6.6	$12,845

Exercisable at June 30, 2010	580,827	$22.10	5.2	$10,175

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2010	2009
Dividend yield	.10%	.13%
Risk-free interest rate	3.16%	2.05%
Stock price volatility	46.1%	43.1%
Expected life (years)	5.0	5.0

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

Restricted Stock and Incentive Stock Awards Under the 2000 Plan, the Company adopted a restricted stock plan in 2006. Eligible employees are granted restricted stock that generally vests over three or four years from the date of grant.

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the number of shares that may ultimately vest. As of June 30, 2010, based on the Company’s performance, we estimate that these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced or increased and will be recognized over the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and incentive stock awards activity and related information for the six months ended June 30, 2010:

	Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	241,284	267,792	$31.65
Granted	137,125	158,492	38.49
Vested	(111,509)	(99,318)	33.20
Canceled	—	(24,259)	12.38

Outstanding at June 30, 2010	266,900	302,707	$35.44

9. INCOME TAXES

The overall effective income tax rate was 33.1% and 33.9% for the three and six months ended June 30, 2010, respectively and 6.7% and 24.6% for the three and six months ended June 30, 2009, respectively. The increase in the 2010 effective rate is primarily due to a $9.7 million tax benefit recorded in the second quarter of 2009 for the settlement of examinations in various taxing jurisdictions.

As of June 30, 2010 the liability for income taxes associated with uncertain tax positions is $9.3 million. As of December 31, 2009, the liability for income taxes associated with uncertain tax positions was $10.0 million. If the benefits of the uncertain tax positions are realized, $2.7 million would favorably affect the Company’s effective tax rate. The remaining $6.6 million is recorded as a deferred tax asset and would not impact the Company’s effective rate. The Company includes interest and penalties related to uncertain tax positions in income tax expense.

As of June 30, 2010 the Company has accrued interest and penalties of approximately $3.0 million and $1.6 million, respectively. As of December 31, 2009, the Company had accrued interest and penalties related to uncertain tax positions of approximately $3.1 million and $1.7 million, respectively.

With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2007. At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $2.5 million may change within the next twelve months due to the expiration of statutory review periods and current examinations.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,
In thousands, except per share	2010	2009
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$31,211	$30,836
Less: dividends declared—common shares and non-vested restricted stock	(481)	(482)

Undistributed earnings	30,730	30,354
Percentage allocated to common shareholders(1)	99.5%	99.5%

	30,576	30,202
Add: dividends declared—common shares	479	480

Numerator for basic and diluted earnings per common share	$31,055	$30,682

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,725	47,487
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	364	526

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,089	48,013

Per common share net income attributable to Wabtec shareholders
Basic	$0.65	$0.65
Diluted	$0.65	$0.64
(1) Basic weighted-average common shares outstanding	47,725	47,487
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,956	47,710
Percentage allocated to common shareholders	99.5%	99.5%

	Six Months Ended June 30,
In thousands, except per share	2010	2009
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$61,575	$63,502
Less: dividends declared—common shares and non-vested restricted stock	(949)	(962)

Undistributed earnings	60,626	62,540
Percentage allocated to common shareholders(1)	99.5%	99.5%

	60,323	62,227
Add: dividends declared—common shares	944	957

Numerator for basic and diluted earnings per common share	$61,267	$63,184

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,539	47,594
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	372	494

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	47,911	48,088

Per common share net income attributable to Wabtec shareholders
Basic	$1.29	$1.33
Diluted	$1.28	$1.32
(1) Basic weighted-average common shares outstanding	47,539	47,594
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,761	47,830
Percentage allocated to common shareholders	99.5%	99.5%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Six Months Ended June 30,
In thousands	2010	2009
Balance at December 31, 2009 and 2008, respectively	$29,207	$30,676
Warranty provision	10,787	9,449
Warranty claim payments	(7,460)	(8,748)

Balance at June 30, 2010 and 2009, respectively	$32,534	$31,377

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at June 30, 2010	Fair Value Measurements at June 30, 2010 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$1	$—	$1	$—
Interest rate swap agreements	(2,004)	—	(2,004)	—

Total	$(2,003)	$—	$(2,003)	$—

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

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

On October 18, 2007, Faiveley Transport Malmo AB filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. The components at issue are limited in number and used in the transit industry. On that same day, Faiveley also filed a related proceeding against the Company in the United States District Court for the Southern District of New York (“Federal Court”), requesting a preliminary injunction in aid of the arbitration. In both forums, Faiveley sought to prevent the Company from manufacturing and selling the subject components until the arbitration panel decides Faiveley’s claim. In the arbitration, Faiveley also sought monetary damages.

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

In the international arbitration proceeding, Faiveley Malmo originally alleged $128 million in damages, but later reduced its claim to $91 million in damages. The Company has stated that Faiveley Malmo’s claims were grossly overstated, not supported by the facts or circumstances surrounding the case, and frivolous in most respects. An ICC International Court of Arbitration Arbitral Tribunal heard the case during the first half of 2009 and issued an award dated December 21, 2009. Pursuant to the Award, the Company was required to make a $3.9 million royalty payment to Faiveley Malmo, with respect to Faiveley Malmo’s claims against the Company alleging breach of contract and trade secret violations. Faiveley Malmo’s parent company, Faiveley Transport, stated that other Faiveley entities were considering filing claims against the Company arising from the same allegations.

On May 14, 2010, Faiveley Transport USA, Inc., Faiveley Transport Nordic AB, Faiveley Transport Amiens S.A.S, and Ellcon National, Inc. filed a complaint against Wabtec Corporation in the U.S. District Court for the Southern District of New York. That complaint was amended on June 8, 2010. The claims in the amended complaint include misappropriation of trade secrets, unfair competition, tortious interference with prospective business relations, tortious interference with prospective economic advantage, and unjust enrichment. The Company is vigorously contesting all claims and does not believe that they would result in any material legal liability. On June 25, 2010, the Company filed a motion to dismiss the Faiveley entities’ amended complaint in its entirety. That motion to dismiss is now being briefed by all parties.

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

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

Segment financial information for the three months ended June 30, 2010 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$189,974	$184,163	$—	$374,137
Intersegment sales/(elimination)	4,637	1,476	(6,113)	—

Total sales	$194,611	$185,639	$(6,113)	$374,137

Income (loss) from operations	$29,574	$24,774	$(4,696)	$49,652
Interest expense and other, net	—	—	(3,006)	(3,006)

Income (loss) from operations before income taxes	$29,574	$24,774	$(7,702)	$46,646

Segment financial information for the three months ended June 30, 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$136,079	$197,934	$—	$334,013
Intersegment sales/(elimination)	7,410	710	(8,120)	—

Total sales	$143,489	$198,644	$(8,120)	$334,013

Income (loss) from operations	$15,243	$26,364	$(4,880)	$36,727
Interest expense and other, net	—	—	(3,659)	(3,659)

Income (loss) from operations before income taxes	$15,243	$26,364	$(8,539)	$33,068

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

Segment financial information for the six months ended June 30, 2010 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$355,118	$382,946	$—	$738,064
Intersegment sales/(elimination)	11,537	2,016	(13,553)	—

Total sales	$366,655	$384,962	$(13,553)	$738,064

Income (loss) from operations	$50,948	$58,005	$(8,125)	$100,828
Interest expense and other, net	—	—	(7,639)	(7,639)

Income (loss) from operations before income taxes	$50,948	$58,005	$(15,764)	$93,189

Segment financial information for the six months ended June 30, 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$316,026	$395,947	$—	$711,973
Intersegment sales/(elimination)	14,022	1,754	(15,776)	—

Total sales	$330,048	$397,701	$(15,776)	$711,973

Income (loss) from operations	$40,789	$60,467	$(8,781)	$92,475
Interest expense and other, net	—	—	(8,206)	(8,206)

Income (loss) from operations before income taxes	$40,789	$60,467	$(16,987)	$84,269

Sales by product are as follows:

	Three Months Ended June 30,
In thousands	2010	2009
Brake products	$106,435	$114,059
Freight electronics & specialty products	114,229	78,207
Remanufacturing, overhaul & build	73,973	64,694
Transit products	55,523	62,303
Other	23,977	14,750

Total sales	$374,137	$334,013

	Six Months Ended June 30,
In thousands	2010	2009
Brake products	$228,433	$240,807
Freight electronics & specialty products	203,989	180,285
Remanufacturing, overhaul & build	146,334	133,845
Transit products	114,999	122,170
Other	44,309	34,866

Total sales	$738,064	$711,973

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

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

Balance Sheet as of June 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$15,296	$1,832	$149,381	$—	$166,509
Accounts receivable	246	170,614	104,341	—	275,201
Inventories	—	167,139	72,300	—	239,439
Other current assets	39,276	3,809	7,406	—	50,491

Total current assets	54,818	343,394	333,428	—	731,640
Property, plant and equipment	1,964	117,909	72,604	—	192,477
Goodwill	7,980	364,150	125,772	—	497,902
Investment in subsidiaries	2,217,932	452,654	375,132	(3,045,718)	—
Other intangibles	—	130,476	53,890	—	184,366
Other long term assets	(2,148)	(5,785)	33,732	—	25,799

Total Assets	$2,280,546	$1,402,798	$994,558	$(3,045,718)	$1,632,184

Current liabilities	$64,612	$157,809	$88,032	$—	$310,453
Intercompany	979,266	(1,056,110)	76,844	—	—
Long-term debt	369,500	288	(45)	—	369,743
Other long term liabilities	60,228	25,154	59,666	—	145,048

Total liabilities	1,473,606	(872,859)	224,497	—	825,244
Stockholders’ equity	806,940	2,275,657	770,061	(3,045,718)	806,940

Total Liabilities and Stockholders’ Equity	$2,280,546	$1,402,798	$994,558	$(3,045,718)	$1,632,184

Balance Sheet as of December 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$12,026	$12,124	$164,509	$—	$188,659
Accounts receivable	522	121,203	86,535	—	208,260
Inventories	—	166,638	72,695	—	239,333
Other current assets	38,038	5,040	10,179	—	53,257

Total current assets	50,586	305,005	333,918	—	689,509
Property, plant and equipment, net	2,232	119,195	80,280	—	201,707
Goodwill	7,980	337,603	137,395	—	482,978
Investment in subsidiaries	2,102,458	452,653	382,942	(2,938,053)	—
Other intangibles, net	—	127,705	59,925	—	187,630
Other long term assets	(1,416)	(7,360)	32,787	—	24,011

Total Assets	$2,161,840	$1,334,801	$1,027,247	$(2,938,053)	$1,585,835

Current liabilities	$55,907	$158,077	$91,364	$—	$305,348
Intercompany	907,149	(986,903)	79,754	—	—
Long-term debt	358,500	316	223	—	359,039
Other long term liabilities	61,371	18,575	62,589	—	142,535

Total liabilities	1,382,927	(809,935)	233,930	—	806,922
Stockholders’ equity	778,913	2,144,736	793,317	(2,938,053)	778,913

Total Liabilities and Stockholders’ Equity	$2,161,840	$1,334,801	$1,027,247	$(2,938,053)	$1,585,835

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

Income Statement for the Three Months Ended June 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$279,053	$116,154	$(21,070)	$374,137
Cost of sales	878	(184,642)	(88,554)	11,645	(260,673)

Gross profit (loss)	878	94,411	27,600	(9,425)	113,464
Operating expenses	(12,993)	(35,206)	(15,613)	—	(63,812)

Operating (loss) profit	(12,115)	59,205	11,987	(9,425)	49,652
Interest (expense) income, net	(5,733)	1,594	47	—	(4,092)
Other income (expense), net	225	517	344	—	1,086
Equity earnings	54,407	9,819	—	(64,226)	—

Income (loss) from operations before income tax	36,784	71,135	12,378	(73,651)	46,646
Income tax expense	(5,573)	(3,552)	(6,310)	—	(15,435)

Net income (loss) attributable to Wabtec shareholders	$31,211	$67,583	$6,068	$(73,651)	$31,211

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended June 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$245,907	$104,888	$(16,782)	$334,013
Cost of sales	656	(166,827)	(85,761)	9,582	(242,350)

Gross profit (loss)	656	79,080	19,127	(7,200)	91,663
Operating expenses	(10,161)	(29,854)	(14,921)	—	(54,936)

Operating (loss) profit	(9,505)	49,226	4,206	(7,200)	36,727
Interest (expense) income, net	(5,423)	1,761	137	—	(3,525)
Other income (expense), net	123	(5,081)	4,824	—	(134)
Equity earnings	40,843	12,733	—	(53,576)	—

Income (loss) from operations before income tax	26,038	58,639	9,167	(60,776)	33,068
Income tax expense	4,798	(3,090)	(3,940)	—	(2,232)

Net income (loss) attributable to Wabtec shareholders	$30,836	$55,549	$5,227	$(60,776)	$30,836

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

Income Statement for the Six Months Ended June 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$541,731	$235,662	$(39,329)	$738,064
Cost of sales	1,058	(361,774)	(180,775)	25,280	(516,211)

Gross profit (loss)	1,058	179,957	54,887	(14,049)	221,853
Operating expenses	(21,684)	(68,576)	(30,765)	—	(121,025)

Operating (loss) profit	(20,626)	111,381	24,122	(14,049)	100,828
Interest (expense) income, net	(11,378)	3,199	175	—	(8,004)
Other income (expense), net	1,314	1,496	(2,445)	—	365
Equity earnings	108,448	14,645	—	(123,093)	—

Income (loss) from operations before income tax	77,758	130,721	21,852	(137,142)	93,189
Income tax expense	(16,183)	(7,142)	(8,289)	—	(31,614)

Net income (loss) attributable to Wabtec shareholders	$61,575	$123,579	$13,563	$(137,142)	$61,575

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Six Months Ended June 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$539,436	$214,587	$(42,050)	$711,973
Cost of sales	1,489	(361,497)	(174,732)	21,605	(513,135)

Gross profit (loss)	1,489	177,939	39,855	(20,445)	198,838
Operating expenses	(18,343)	(60,029)	(27,991)	—	(106,363)

Operating (loss) profit	(16,854)	117,910	11,864	(20,445)	92,475
Interest (expense) income, net	(11,592)	2,861	270	—	(8,461)
Other (expense) income, net	(45)	(5,726)	6,026	—	255
Equity earnings	97,038	11,925	—	(108,963)	—

Income (loss) from operations before income tax	68,547	126,970	18,160	(129,408)	84,269
Income tax expense	(5,045)	(6,036)	(9,686)	—	(20,767)

Net income (loss) attributable to Wabtec shareholders	$63,502	$120,934	$8,474	$(129,408)	$63,502

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 (UNAUDITED)

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(10,719)	$155,418	$21,905	$(137,142)	$29,462
Net cash used for investing activities	(89)	(42,092)	(2,346)	—	(44,527)
Net cash provided by (used for) financing activities	14,078	(123,618)	(13,979)	137,142	13,623
Effect of changes in currency exchange rates	—	—	(20,708)	—	(20,708)

Increase (decrease) in cash	3,270	(10,292)	(15,128)	—	(22,150)
Cash, beginning of year	12,026	12,124	164,509	—	188,659

Cash, end of period	$15,296	$1,832	$149,381	$—	$166,509

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$22,648	$119,408	$25,368	$(129,408)	$38,016
Net cash used for investing activities	(1,234)	(4,413)	(4,156)	—	(9,803)
Net cash (used for) provided by financing activities	(55,332)	(120,949)	(9,152)	129,408	(56,025)
Effect of changes in currency exchange rates	—	—	7,340	—	7,340

(Decrease) increase in cash	(33,918)	(5,954)	19,400	—	(20,472)
Cash, beginning of year	37,941	4,272	99,592	—	141,805

Cash, end of period	$4,023	$(1,682)	$118,992	$—	$121,333

16. OTHER EXPENSE, NET

The components of other expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Foreign currency gain (loss)	$893	$(427)	$296	$223
Other miscellaneous income	193	293	69	32

Total other income (expense), net	$1,086	$(134)	$365	$255

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In the first six months of 2010, about 48% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. In 2010, U.S. freight rail traffic has increased due to the improving overall economy. Through mid-July, revenue ton-miles were 9% higher than the year-ago period, and railroads have started to pull freight cars and locomotives out of storage and return them to the active fleet. This activity has led to an increase in sales of aftermarket components and services. Deliveries of new locomotives and freight cars, however, are expected to be lower than 2009 levels, due to the large number of these vehicles that are in storage. During the second quarter of 2010, the industry’s backlog of new freight cars ordered increased to about 15,000 cars, which indicates that short-term demand in this market segment is starting to improve. Although less than 15% of the Company’s revenues are directly related to deliveries of new freight locomotives and freight cars, the decline in those markets has had a negative impact on the Company’s financial results. To mitigate this impact, Wabtec initiated a series of cost savings initiatives in recent quarters. Whether demand continues to improve will depend largely on continued strength in the overall economy and in rail traffic volumes.

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

The North American transit industry is driven by government spending and ridership. Spending under SAFETEA-LU, the federal government’s transportation funding bill, increased about 6% in 2009, while ridership decreased about 4% due to the recession and its impact on employment levels. Although SAFETEA-LU expired in September 2009, the bill has been extended through December 2010, with funding at about 2009 levels. Spending in 2011 is expected to increase by about 5%, although a new bill has not yet been passed. In early 2009, the U.S. federal government passed new spending legislation designed to stimulate the U.S. economy, with up to $20 billion to be spent on freight and passenger transportation, as follows: $8.4 billion for public transportation, $8 billion for high-speed rail, $1.5 billion for discretionary intermodal projects, and $1.3 billion for AMTRAK. Most of this funding has already been allocated to specific projects, and Wabtec expects to benefit slightly from this additional spending, as transit authorities invest in new locomotives and buses.

In the passenger transit market, the Company believes that increases in federal funding over time and stable ridership will continue to have a beneficial effect on demand for the Company’s products and services over the long term. In the short term, however, many transit agencies are facing budget issues and some are electing to defer purchases of new equipment and aftermarket parts, which is having a negative effect on Wabtec’s sales in these markets. In response to these market conditions, Wabtec will continue to take certain actions to reduce costs, including plant consolidations, work force reductions and general spending cuts. Management believes these actions will not affect the company’s ability to continue to invest in its strategic growth initiatives.

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

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Net sales	$374.1	$334.0	$738.0	$712.0
Cost of sales	(260.7)	(242.4)	(516.2)	(513.2)

Gross profit	113.4	91.6	221.8	198.8
Selling, general and administrative expenses	(51.3)	(42.1)	(95.9)	(80.6)
Engineering expenses	(10.4)	(10.8)	(21.1)	(21.3)
Amortization expense	(2.1)	(2.0)	(4.0)	(4.4)

Total operating expenses	(63.8)	(54.9)	(121.0)	(106.3)
Income from operations	49.6	36.7	100.8	92.5
Interest expense, net	(4.1)	(3.5)	(8.0)	(8.5)
Other income (expense), net	1.1	(0.1)	0.4	0.3

Income from operations before income taxes	46.6	33.1	93.2	84.3
Income tax expense	(15.4)	(2.3)	(31.6)	(20.8)

Net income attributable to Wabtec shareholders	$31.2	$30.8	$61.6	$63.5

SECOND QUARTER 2010 COMPARED TO SECOND QUARTER 2009

The following table summarizes the results of operations for the period:

	Three months ended June 30,
In thousands	2010	2009	Percent Change
Freight Group	$189,974	$136,079	39.6%
Transit Group	184,163	197,934	(7.0)%

Net sales	374,137	334,013	12.0%
Income from operations	49,652	36,727	35.2%
Net income attributable to Wabtec shareholders	$31,211	$30,836	1.2%

Net sales increased by $40.1 million to $374.1 million from $334.0 million for the three months ended June 30, 2010 and 2009, respectively. The increase is primarily due to higher Freight Group original equipment and aftermarket sales and sales related to acquisitions of $20.5 million. Partially offsetting this increase was lower Transit Group sales. The Company realized a net sales increase of $0.6 million due to favorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the three months ended June 30, 2010 was $31.2 million or $0.65 per diluted share. Net income for the three months ended June 30, 2009 was $30.8 million or $0.64 per diluted share. The increase in net income is primarily due to higher sales volume and operating margins, partially offset by higher selling, general and administrative expenses and income tax expense.

Freight Group sales increased by $53.9 million, or 39.6%, due to higher sales of $14.3 million for electronics and specialty products, $4.3 million for remanufacturing, overhaul and build, $3.3 million for brake products and $20.5 million from acquisitions. For the Freight Group, net sales were increased by $3.9 million due to favorable effects of foreign exchange on sales mentioned above.

Transit Group sales decreased by $13.8 million, or 7.0%, due to lower sales of $9.4 million for brake products and $6.5 million for transit products, partially offset by increased sales for remanufacturing, overhaul and build. For the Transit Group, net sales were decreased by $3.3 million due to unfavorable effects of foreign exchange on sales mentioned above.

Gross profit Gross profit, which is dependent on a number of factors including pricing, sales volume and product mix, increased to $113.4 million in the second quarter of 2010 compared to $91.6 million in the same period of 2009. Gross profit, as a percentage of sales, was 30.3% for the second quarter of 2010 compared to 27.4%, for the second quarter of 2009. The gross profit percentage increased due to higher sales and realized cost savings from downsizing and consolidation actions initiated in 2009. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales. The provision for warranty expense was $2.2 million higher in 2010 compared to the same period of 2009 due primarily to specific reserves on certain transit products. The warranty reserve increased at June 30, 2010 compared to June 30, 2009 by $1.1 million primarily due to reserves for certain transit products.

Operating expenses The following table shows our operating expenses:

	Three months ended June 30,
In thousands	2010	2009	Percent Change
Selling, general and administrative expenses	$51,243	$42,112	21.7%
Engineering expenses	10,425	10,765	(3.2)%
Amortization expense	2,144	2,059	4.1%

Total operating expenses	$63,812	$54,936	16.2%

Selling, general, and administrative expenses increased $9.1 million in the second quarter of 2010 compared to the same period of 2009 primarily due to acquisitions, non-cash compensation and certain legal costs. Amortization expense increased in the second quarter of 2010 compared to the same period in 2009 due to acquisition. Total operating expenses were 17.1% and 16.4% of sales for the second quarter of 2010 and 2009, respectively.

Income from operations Income from operations totaled $49.6 million (or 13.3% of sales) in the second quarter of 2010 compared with $36.7 million (or 11.0% of sales) in the same period of 2009. The increase in income from operations is primarily due to higher sales volume and operating margins, partially offset by higher selling, general and administrative expenses.

Interest expense, net Interest expense, net increased $0.6 million in the second quarter of 2010 compared to the same period of 2009 due to increased long-term debt.

Other expense, net The Company recorded foreign exchange gains of $0.9 million in the second quarter of 2010 and foreign exchange losses of $0.4 million in the second quarter of 2009, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 33.1% and 6.7% for the second quarter of 2010 and 2009, respectively. The increase in the 2010 effective rate is primarily due to a $9.7 million tax benefit recorded in the second quarter of 2009 for the settlement of examinations in various taxing jurisdictions.

Net income Net income for the second quarter of 2010 increased $0.4 million, compared with the same period of 2009. The increase in net income is primarily due to higher sales volume and operating margins, partially offset by higher selling, general and administrative expenses and income tax expense.

FIRST SIX MONTHS OF 2010 COMPARED TO FIRST SIX MONTHS OF 2009

The following table summarizes the results of operations for the period:

	Six months ended June 30,
In thousands	2010	2009	Percent Change
Freight Group	$355,118	$316,026	12.4%
Transit Group	382,946	395,947	(3.3)%

Net sales	738,064	711,973	3.7%
Income from operations	100,828	92,475	9.0%
Net income attributable to Wabtec shareholders	$61,575	$63,502	(3.0)%

Net sales increased by $26.0 million to $738.0 million from $712.0 million for the six months ended June 30, 2010 and 2009, respectively. The increase is primarily due to higher Freight Group sales and sales related to acquisitions of $33.3 million. Partially offsetting this increase was lower Transit Group sales. The Company realized a net sales increase of $12.5 million due to favorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the six months ended June 30, 2010 was $61.6 million or $1.28 per diluted share. Net income for the six months ended June 30, 2009 was $63.5 million or $1.32 per diluted share. The decrease in net income is primarily due to higher selling, general and administrative expenses and income tax expense, partially offset by higher sales volume and operating margins.

Freight Group sales increased by $39.0 million or 12.4% primarily due to higher sales of $4.6 million for remanufacturing, overhaul and manufacturing of locomotives and $33.3 million from acquisitions. For the Freight Group, net sales were increased by $10.5 million due to favorable effects of foreign exchange on sales mentioned above.

Transit Group sales decreased by $13.0 million or 3.3% primarily due to decreased sales of $13.8 million for brake products and $7.2 million for other transit-related products. Offsetting those decreases was an increase in sales of $6.4 million for remanufacturing, overhaul and build of locomotives. For the Transit Group, net sales were increased by $2.0 million due to favorable effects of foreign exchange on sales mentioned above.

Gross profit Gross profit increased to $221.8 million for the first six months of 2010 compared to $198.8 million in the same period of 2009. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 30.1% compared to 27.9%, for the first six months of 2010 and 2009, respectively. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales. The provision for warranty expense was $1.4 million higher for the first six months of 2010 compared to the same period of 2009 due primarily to specific reserves on certain transit products.

Operating expenses The following table shows our operating expenses:

	Six months ended June 30,
In thousands	2010	2009	Percent Change
Selling, general and administrative expenses	$95,874	$80,665	18.9%
Engineering expenses	21,120	21,324	(1.0)%
Amortization expense	4,031	4,374	(7.8)%

Total operating expenses	$121,025	$106,363	13.8%

Selling, general, and administrative expenses increased $15.2 million in the first six months of 2010 compared to the same period of 2009 primarily due to expenses from acquisitions, non-cash compensation and certain legal costs. Amortization expense increased in the first six months of 2010 compared to the same period in 2009 due primarily to the acquisitions. Total operating expenses were 16.4% and 14.9% of sales for the first six months of 2010 and 2009, respectively.

Income from operations Income from operations totaled $100.8 million (or 13.7% of sales) in the first six months of 2010 compared with $92.5 million (or 13.0% of sales) in the same period of 2009. Income from operations increased primarily due to higher sales volume and operating margins, partially offset by higher selling, general and administrative expenses.

Interest expense, net Interest expense, net decreased $0.5 million in the first six months of 2010 compared to the same period of 2009 primarily due to lower interest rates.

Other expense, net The Company recorded foreign exchange gains of $0.3 million in the first six months of 2010 and foreign exchange gains of $0.2 million in the first six months of 2009, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 33.9% and 24.6% for the first six months of 2010 and 2009, respectively. The increase in the 2010 effective rate is primarily due to a $9.7 million tax benefit recorded in the second quarter of 2009 for the settlement of examinations in various taxing jurisdictions.

Net income Net income for the first six months of 2010 decreased $1.9 million, compared with the same period of 2009. The decrease in net income is primarily due to higher selling, general and administrative expenses and income tax expense, partially offset by higher sales volume and operating margins.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Six months ended June 30,
In thousands	2010	2009
Cash provided by (used for):
Operating activities	$29,462	$38,016
Investing activities	(44,527)	(9,803)
Financing activities	13,623	(56,025)
Decrease in cash	$(22,150)	$(20,472)

Operating activities Cash provided by operations in the first six months of 2010 was $29.5 million as compared to cash provided by operations of $38.0 million for the same period of 2009. This $8.5 million decrease in cash provided by operations resulted from a net increase in working capital. Accounts payable increased from higher purchasing needs resulting in a $53.7 million improvement. Other assets and liabilities, including accrued income taxes, provided cash of $28.5 million. Accrued liabilities and customer deposits favorably impacted working capital by $24.9 due to the payment timing of certain accrued liabilities. Accounts receivables increased from higher sales volume resulting in a $93.9 million unfavorable impact on working capital. Inventory increased to meet higher sales demand resulting in a $23.9 million unfavorable impact on working capital.

Investing activities Cash used for investing activities in the first six months of 2010 was $44.5 million as compared to cash used for investing activities of $9.8 million for the same period of 2009. Capital expenditures were $7.0 million and $8.7 million in the first six months of 2010 and 2009, respectively. During the first six months of 2010 the Company received $2.4 million as part of the working capital settlement for the Ricon acquisition. During the first six months of 2010, Wabtec acquired Xorail, a provider of signal engineering and design services for $39.9 million, net of cash received. During the first six months of 2009 the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. While certain portions of the building are being leased back, this transaction resulted in a gain of $2.1 million and deferred gain of $0.6 million. The deferred gain will be recognized over five years.

Financing activities In the first six months of 2010, cash provided by financing activities was $13.6 million, which included $166.4 million in proceeds from debt and $125.4 million of repayments of debt on the revolving credit facility, $24.8 million of debt repayments on the term loan and other debt, $1.0 million of dividend payments and $6.3 million for the repurchase of 154,600 shares of stock. In the first six months of 2009, cash used for financing activities was $56.0 million, which included $92.0 million of debt repayments and $72.0 million in proceeds from debt on the revolving credit facility, $15.7 million of debt repayments on the term loan and other debt, $1.0 million of dividend payments and $19.7 million for the repurchase of 669,700 shares of stock.

The following table shows outstanding indebtedness at June 30, 2010 and December 31, 2009.

In thousands	June 30, 2010	December 31, 2009
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	145,625	170,000
Revolving Credit Facility	112,000	71,000
Capital Leases	319	780

Total	407,944	391,780
Less—current portion	38,201	32,741

Long-term portion	$369,743	$359,039

Cash balance at June 30, 2010 and December 31, 2009 was $166.5 million and $188.7 million, respectively.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At June 30, 2010, the Company had available bank borrowing capacity, net of $27.1 million of letters of credit, of approximately $160.9 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points. At June 30, 2010 the weighted average interest rate on the Company’s variable rate debt was 1.60%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On June 30, 2010, the notional value of interest rate swaps outstanding totaled $137.0 million and effectively changed the Company’s interest rate on bank debt at June 30, 2010 from a variable rate to a fixed rate of 2.28%. The interest rate swap agreements mature at various times through December 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

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

Company Stock Repurchase Plan

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. On February 20, 2008, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares. During the first quarter of 2008, the Company completed the $50 million authorization made in 2006. Cumulative purchases under both plans have totaled $108.5 million, leaving $41.5 million under the authorization.

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which conforms to the requirements under the 2008 Refinancing Credit Agreement, as well as the 6.875 % Senior Notes currently outstanding.

During the first six months of 2010, the Company repurchased 154,600 shares at an average price of $40.82 per share. During 2009, the Company repurchased 669,700 shares of its stock at an average price of $29.35 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2010, the Company has recognized a total liability of $9.3 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 30% and 38% of total long-term debt at June 30, 2010 and December 31, 2009, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at June 30, 2010 would increase or decrease interest expense by $1.2 million.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance. The Company concluded that these interest rate swap agreements qualify for cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of June 30, 2010, the Company had interest rate swap agreements with a notional value of $137.0 million and which effectively changed the Company’s interest rate on bank debt at June 30, 2010 from a variable rate to a fixed rate of 2.28%. The interest rate swap agreements mature at various times through December 2012. As of June 30, 2010, the Company recorded a current liability of $2.0 million and a corresponding offset in accumulated other comprehensive loss of $1.2 million, net of tax.

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

At June 30, 2010, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of June 30, 2010, the Company had forward contracts with a notional value of 8.9 million ZAR (or $1.2 million USD), with an average exchange rate of 7.72 ZAR per $1 USD, resulting in the recording of a current asset and a corresponding offset in accumulated other comprehensive loss, net of tax, which was not material.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first six months of 2010, approximately 52% of Wabtec’s net sales were to customers in the United States, 15% in Canada, 8% in the United Kingdom, 5% in Australia, 2% in Germany, 2% in Mexico and 16% in other international locations.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2010. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

During the first six months of 2010, the Company repurchased 154,600 shares at an average price of $40.82 per share. During 2009, the Company repurchased 669,700 shares at an average price of $29.35 per share. All purchases were on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
April 4, 2010 to May 1, 2010	—	—	—	$44,691,651
May 2, 2010 to May 29, 2010	—	—	—	$44,691,651
May 30, 2010 to July 3, 2010	79,600	40.40	79,600	$41,476,065

Total	79,600	$40.40	79,600	$41,476,065

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon,
Senior Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)

DATE: August 5, 2010

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995, filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-90866), and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007, filed as Exhibit 3.1 to Form 8-K filed on December 14, 2007, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.