Form 10-Q
period 2010-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2010-11-08
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2010
Common Stock, $.01 par value per share	47,942,846 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

September 30, 2010

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited September 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$176,808	$188,659
Accounts receivable	264,793	208,260
Inventories	248,795	239,333
Deferred income taxes	37,716	40,533
Other current assets	15,666	12,724

Total current assets	743,778	689,509
Property, plant and equipment	467,951	451,996
Accumulated depreciation	(264,809)	(250,289)

Property, plant and equipment, net	203,142	201,707
Other Assets
Goodwill	518,040	482,978
Other intangibles, net	205,751	187,630
Deferred income taxes	8,790	4,964
Other noncurrent assets	26,179	19,047

Total other assets	758,760	694,619

Total Assets	$1,705,680	$1,585,835

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$129,977	$119,895
Customer deposits and advanced billings	26,064	44,251
Accrued compensation	40,290	30,423
Accrued warranty	23,040	20,025
Current portion of long-term debt	40,070	32,741
Other accrued liabilities	59,692	58,013

Total current liabilities	319,133	305,348
Long-term debt	369,772	359,039
Reserve for postretirement and pension benefits	56,460	64,078
Deferred income taxes	56,035	52,156
Accrued warranty	13,536	9,182
Other long term liabilities	17,603	17,119

Total liabilities	832,539	806,922
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,940,596 and 47,688,695 outstanding at September 30, 2010 and December 31, 2009, respectively	662	662
Additional paid-in capital	336,122	329,707
Treasury stock, at cost, 18,234,171 and 18,486,072 shares, at September 30, 2010 and December 31, 2009, respectively	(290,295)	(289,137)
Retained earnings	856,911	766,221
Accumulated other comprehensive loss	(34,092)	(30,546)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	869,308	776,907
Non-controlling interest	3,833	2,006

Total shareholders’ equity	873,141	778,913

Total Liabilities and Shareholders’ Equity	$1,705,680	$1,585,835

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended September 30		Unaudited Nine Months Ended September 30
In thousands, except per share data	2010	2009	2010	2009
Net sales	$375,707	$330,455	$1,113,771	$1,042,428
Cost of sales	(266,470)	(235,629)	(782,681)	(748,764)

Gross profit	109,237	94,826	331,090	293,664
Selling, general and administrative expense	(46,604)	(37,162)	(142,478)	(117,827)
Engineering expense	(9,362)	(10,157)	(30,482)	(31,481)
Amortization expense	(2,638)	(1,748)	(6,669)	(6,122)

Total operating expenses	(58,604)	(49,067)	(179,629)	(155,430)

Income from operations	50,633	45,759	151,461	138,234
Other income and expenses
Interest expense, net	(3,996)	(3,687)	(12,000)	(12,148)
Other (expense) income, net	(791)	394	(426)	649

Income from operations before income taxes	45,846	42,466	139,035	126,735
Income tax expense	(15,302)	(15,118)	(46,916)	(35,885)

Net income attributable to Wabtec shareholders	$30,544	$27,348	$92,119	$90,850

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.64	$0.58	$1.93	$1.90

Diluted
Net income attributable to Wabtec shareholders	$0.63	$0.57	$1.92	$1.89

Weighted average shares outstanding
Basic	47,677	47,289	47,577	47,537
Diluted	48,064	47,752	47,956	48,019

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
In thousands	2010	2009
Operating Activities
Net income attributable to Wabtec shareholders	$92,119	$90,850
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	26,887	25,273
Stock-based compensation expense	8,218	3,632
Loss (gain) on disposal of property, plant and equipment	1,285	(2,561)
Excess income tax benefits from exercise of stock options	(2,373)	(481)
Changes in operating assets and liabilities
Accounts receivable	(46,031)	52,048
Inventories	(2,334)	24,870
Accounts payable	5,818	(53,327)
Accrued income taxes	6,768	2,484
Accrued liabilities and customer deposits	(9,528)	(49,712)
Other assets and liabilities	(5,580)	(235)

Net cash provided by operating activities	75,249	92,841
Investing Activities
Purchase of property, plant and equipment and other	(12,371)	(10,848)
Proceeds from disposal of property, plant and equipment	66	3,671
Acquisitions of business, net of cash acquired	(93,228)	(3,446)
Acquisition purchase price adjustment	2,368	(4,771)

Net cash used for investing activities	(103,165)	(15,394)
Financing Activities
Proceeds from debt	201,400	176,000
Payments of debt	(183,338)	(131,261)
Proceeds from exercise of stock options and other benefit plans	3,047	737
Stock repurchase	(8,381)	(19,654)
Excess income tax benefits from exercise of stock options	2,373	481
Cash dividends ($0.03 per share for the nine months ended September 30, 2010 and 2009)	(1,429)	(1,438)

Net cash provided by financing activities	13,672	24,865
Effect of changes in currency exchange rates	2,393	11,068

(Decrease) increase in cash	(11,851)	113,380
Cash, beginning of year	188,659	141,805

Cash, end of period	$176,808	$255,185

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In the first nine months of 2010, about 46% of the Company’s revenues came from customers outside the U.S.

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

Accounting Standards Codification The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $11.0 million and $12.1 million at September 30, 2010 and December 31, 2009, respectively.

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

Financial Derivatives and Hedging Activities The Company has periodically entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counter-party to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At September 30, 2010, the Company had no forward contracts for the sale of foreign currency.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance. The Company concluded that these interest rate swap agreements qualify for cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of September 30, 2010, the Company had interest rate swap agreements with a notional value of $137.0 million and which effectively changed the Company’s interest rate on bank debt at September 30, 2010 from a variable rate to a fixed rate of 2.23%. The interest rate swap agreements mature at various times through December 2012. As of September 30, 2010, the Company has recorded a current liability of $2.7 million and a corresponding offset in accumulated other comprehensive loss of $1.6 million, net of tax, related to these agreements.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

transaction losses recognized in other income (expense), net were $1.0 million for the three months ended September 30, 2010. Foreign exchange transaction gains recognized in other income (expense), net were $154,000 for the three months ended September 30, 2009. Foreign exchange transaction losses recognized in other income (expense), net were $751,000 for the nine months ended September 30, 2010. Foreign exchange transaction gains recognized in other income (expense), net were $377,000 for the nine months ended September 30, 2009.

Non-controlling Interests On January 1, 2009, the Company adopted the amendment under ASC 810 “Consolidation” related to non-controlling interests in consolidated financial statements. This amendment establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The amendment clarifies that a non-controlling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the non-controlling interest to be disclosed separately on the face of the consolidated statement of income. The presentation and disclosure requirements of the amendment require retrospective application to all prior periods presented. In accordance with ASC 810, the Company classified non-controlling interests as equity on our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009. Net income attributable to non-controlling interests for the three and nine months ended September 30, 2010 and 2009 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts, interest rate swaps, and pension and post retirement related adjustments. Total comprehensive income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Net income attributable to Wabtec shareholders	$30,544	$27,348	$92,119	$90,850
Foreign currency translation gain (loss)	34,763	14,829	(2,952)	26,421
Unrealized (loss) gain on foreign exchange contracts, net of tax	(1)	(33)	70	(147)
Unrealized (loss) gain on interest rate swap contracts, net of tax	(425)	62	(1,598)	(163)
Change in pension and post retirement benefit plans, net of tax	(444)	4,298	934	5,038

Total comprehensive income	$64,437	$46,504	$88,573	$121,999

The components of accumulated other comprehensive loss were:

In thousands	September 30, 2010	December 31, 2009
Foreign currency translation gain	$9,948	$12,900
Unrealized loss on foreign exchange contracts, net of tax	—	(70)
Unrealized loss on interest rate swap contracts, net of tax	(1,636)	(38)
Pension benefit plans and post retirement benefit plans, net of tax	(42,404)	(43,338)

Total accumulated comprehensive loss	$(34,092)	$(30,546)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

On November 5, 2010, subsequent to the close of our accounting quarter, the Company acquired substantially all of the assets of Swiger Coil Systems (“Swiger”), a manufacturer of traction motors and electric coils for the rail and power generation markets. The Company has funded the acquisition through its available

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

cash reserves, without any incremental debt or the issuance of equity. The acquisition does not have a material impact on the Company’s liquidity or financial position. Swiger will operate as a business unit of Wabtec’s Transit Group.

On September 15, 2010, the Company formed a joint venture in China to manufacture transformer oil coolers, generator coolers and related products for the power generation market. The Company invested $1.5 million for a 60% interest in Hubei Dengfeng Unifin Electrical Equipment Cooling System Co., Ltd. (“Unifin DF”). Unifin DF operates as a business unit of Wabtec’s Freight Group.

On September 9, 2010, the Company invested an additional $8.0 million in a joint venture in Shenyang, China. This joint venture manufactures braking related components.

On August 20, 2010, the Company acquired Bach-Simpson Corporation (“Bach-Simpson”), a designer and manufacturer of electronic instrumentation devices for rail and transit markets, for a net purchase price of approximately $12.0 million, resulting in preliminary additional goodwill of $3.5 million, of which $2.6 million will be deductible for tax purposes. Bach-Simpson operates as a business unit of Wabtec’s Freight Group.

On July 28, 2010, the Company acquired G&B Specialties, Inc. (“G&B”), a manufacturer of railroad track and signaling products, for a net purchase price of approximately $31.8 million, net of cash received, resulting in preliminary additional goodwill of $6.6 million, none of which will be deductible for tax purposes. G&B operates as a business unit of Wabtec’s Freight Group.

On March 12, 2010, the Company acquired Xorail LLC (“Xorail”), a leading provider of signal engineering and design services. The purchase price was $39.9 million, net of cash received, resulting in preliminary additional goodwill of $29.1 million, none of which will be deductible for tax purposes. Xorail operates as a business unit of Wabtec’s Freight Group.

On October 1, 2009, the Company acquired Unifin International LP, and its affiliate, Cardinal Pumps and Exchangers, Inc. (“Unifin”), a manufacturer of cooling systems and related equipment for the power generation and transmission industry. The purchase price was $92.9 million, net of cash received, resulting in preliminary additional goodwill of $54.7 million, of which $31.3 million will be deductible for tax purposes. Unifin operates as a business unit of Wabtec’s Freight Group. On July 22, 2009, the Company acquired certain assets for $3.4 million.

The acquisitions listed above include escrow deposits of $14.5 million, which may be released to the Company for indemnity and other claims in accordance with the purchase and escrow agreements. Operating results have been included in the consolidated statement of operations from the acquisition dates forward.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

For the Bach-Simpson, G&B, Xorail and Unifin acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

	Bach-Simpson	G&B	Xorail	Unifin
In thousands	August 20, 2010	July 28, 2010	March 12, 2010	October 1, 2009
Current assets	$4,431	$8,536	$11,147	$8,770
Property, plant & equipment	106	5,510	2,905	5,552
Goodwill and other intangible assets	8,801	22,550	35,014	88,242
Other assets	—	44	226	4,027

Total assets acquired	13,338	36,640	49,292	106,591
Total liabilities assumed	(1,345)	(4,798)	(9,349)	(13,666)

Net assets acquired	$11,993	$31,842	$39,943	$92,925

Of the preliminary allocation of $5.3 million of acquired intangible assets for Bach-Simpson, exclusive of goodwill, $2.9 million was assigned to customer relationships, $800,000 was assigned to long-term contracts, $914,000 was assigned to trade names and $743,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years and the long term contracts average useful life is two years. Of the preliminary allocation of $15.9 million of acquired intangible assets for G&B, exclusive of goodwill, $12.3 million was assigned to customer relationships, $2.8 million was assigned to trade names and $850,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years. Of the preliminary allocation of $5.9 million of acquired intangible assets for Xorail, exclusive of goodwill, $4.3 million was assigned to customer relationships, $426,000 was assigned to intellectual property, $470,000 was assigned to non-compete agreements and $750,000 was assigned to customer backlog. The customer relationships’ average useful life is 20 years, the intellectual property’s average useful life is six years and the non-compete agreements’ average useful life is six years. Of the preliminary allocation of $33.5 million of acquired intangible assets for Unifin, exclusive of goodwill, $14.8 million was assigned to trade names, $16.2 million was assigned to customer relationships, $278,000 was assigned to patents and $2.2 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 10 years and patents’ average useful life is three years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2009:

In thousands	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net sales	$379,328	$358,655	$1,140,830	$1,124,341
Gross profit	110,529	107,255	342,072	330,598
Net income attributable to Wabtec shareholders	30,081	29,550	94,117	104,582
Diluted earnings per share
As Reported	$0.63	$0.57	$1.92	$1.89
Pro forma	$0.62	$0.62	$1.95	$2.17

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	September 30, 2010	December 31, 2009
Raw materials	$106,118	$98,196
Work-in-process	81,399	87,155
Finished goods	61,278	53,982

Total inventories	$248,795	$239,333

5. INTANGIBLES

Goodwill was $518.0 million and $483.0 million at September 30, 2010 and December 31, 2009, respectively. The adjustment of $2.4 million to Goodwill for preliminary purchase allocation is due to the Unifin and Ricon acquisitions. The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2010 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2009	$311,230	$171,748	$482,978
Adjustment to preliminary purchase allocation	30	(2,368)	(2,338)
Acquisition	39,281	—	39,281
Foreign currency impact	2,243	(4,124)	(1,881)

Balance at September 30, 2010	$352,784	$165,256	$518,040

As of September 30, 2010 and December 31, 2009, the Company’s trademarks had a net carrying amount of $98.6 million and $96.0 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	September 30, 2010	December 31, 2009
Patents and other, net of accumulated amortization of $28,075 and $26,135	$12,331	$10,832
Customer relationships, net of accumulated amortization of $11,866 and $7,122	94,805	80,806

Total	$107,136	$91,638

The weighted average remaining useful life of patents, customer relationships and intellectual property were seven years, 16 years and 17 years, respectively. Amortization expense for intangible assets was $2.6 million and $6.7 million for the three and nine months ended September 30, 2010, respectively and $1.7 million and $6.1 million for the three and nine months ended September 30, 2009, respectively.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

Amortization expense for the five succeeding years is as follows (in thousands):

2010	$9,917
2011	$9,025
2012	$8,702
2013	$7,941
2014	$7,916

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2010	December 31, 2009
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	137,500	170,000
Revolving Credit Facility	122,000	71,000
Capital Leases	342	780

Total	409,842	391,780
Less—current portion	40,070	32,741

Long-term portion	$369,772	$359,039

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At September 30, 2010, the Company had available bank borrowing capacity, net of $29.6 million of letters of credit, of approximately $148.4 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points. At September 30, 2010 the weighted average interest rate on the Company’s variable rate debt was 1.51%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On September 30, 2010, the notional value of interest rate swaps outstanding totaled $137.0 million and effectively changed the Company’s interest rate on bank debt at September 30, 2010 from a variable rate to a fixed rate of 2.23%. The interest rate swap agreements mature at various times through December 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

The 2008 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2008 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness, mergers, consolidations, sales of assets and acquisitions, additional liens, sale and leasebacks, permissible investments, loans and advances, certain debt payments, and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to cash flow ratio of 3.25. The Company is in compliance with these measurements and covenants and expects that these measurements will not be any type of limiting factor in executing our operating activities.

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

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$40	$61	$705	$708
Interest cost	570	672	1,879	1,724
Expected return on plan assets	(853)	(836)	(1,953)	(1,585)
Net amortization/deferrals	282	308	510	445
Curtailment loss recognized	—	—	330	—
Settlement loss recognized	—	—	454	—

Net periodic benefit cost	$39	$205	$1,925	$1,292

Assumptions
Discount rate	5.75%	6.25%	6.11%	6.69%
Expected long-term rate of return	8.00%	8.00%	6.94%	7.34%
Rate of compensation increase	3.00%	3.00%	3.28%	3.47%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$200	$212	$2,177	$2,012
Interest cost	1,866	2,059	5,623	4,986
Expected return on plan assets	(2,404)	(2,452)	(5,830)	(4,564)
Net amortization/deferrals	1,240	1,090	1,420	1,449
Curtailment loss recognized	—	—	1,263	414
Settlement loss recognized	—	—	803	1,535

Net periodic benefit cost	$902	$909	$5,456	$5,832

Assumptions
Discount rate	5.75%	6.25%	6.11%	6.69%
Expected long-term rate of return	8.00%	8.00%	6.94%	7.34%
Rate of compensation increase	3.00%	3.00%	3.28%	3.47%

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $4.7 million to the U.S. plans and $8.7 million to the international plans during 2010.

Post Retirement Benefit Plans

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$8	$(59)	$18	$10
Interest cost	391	364	63	57
Net amortization/deferrals	(362)	(509)	(68)	(65)
Curtailment gain recognized	—	(1,330)	—	—

Net periodic benefit cost	$37	$(1,534)	$13	$2

Assumptions
Discount rate	5.75%	7.34%	6.40%	7.50%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$33	$65	$52	$28
Interest cost	1,199	1,304	214	161
Net amortization/deferrals	(888)	(952)	(191)	(183)
Curtailment gain recognized	—	(1,330)	—	—

Net periodic benefit cost	$344	$(913)	$75	$6

Assumptions
Discount rate	5.75%	7.34%	6.40%	7.50%

8. STOCK-BASED COMPENSATION

As of September 30, 2010, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”).

Stock-based compensation expense was $8.2 million and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively. Included in the stock-based compensation expense for 2010 above is $1.6 million of expense related to stock options, $2.6 million related to restricted stock, $3.3 million related to incentive stock awards and $675,000 as compensation for Directors’ fees. At September 30, 2010, unamortized compensation expense related to those stock options, restricted shares and incentive stock awards expected to vest totaled $14.5 million and will be recognized over a weighted average period of 1.5 years.

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

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the nine months ended September 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2009	1,119,253	$23.89	6.1	$16,136
Granted	120,125	38.21		1,133
Exercised	(218,800)	13.92		(7,378)
Canceled	(8,700)	33.30		(125)

Outstanding at September 30, 2010	1,011,878	$27.67	6.4	$20,209

Exercisable at September 30, 2010	554,694	$22.54	5.1	$13,921

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the number of shares that may ultimately vest. As of September 30, 2010, based on the Company’s performance, we estimate that these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced or increased and will be recognized over the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and incentive stock awards activity and related information for the nine months ended September 30, 2010:

	Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	241,284	267,792	$31.65
Granted	137,125	158,492	38.49
Vested	(113,259)	(99,318)	33.34
Canceled	(4,075)	(22,293)	14.69

Outstanding at September 30, 2010	261,075	304,673	$35.38

9. INCOME TAXES

The overall effective income tax rate was 33.4% and 33.7% for the three and nine months ended September 30, 2010, respectively and 35.6% and 28.3% for the three and nine months ended September 30,

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

2009, respectively. The increase in the 2010 effective rate for the nine months ended September 30, 2010 is primarily due to a $9.7 million tax benefit recorded in the second quarter of 2009 for the settlement of examinations in various taxing jurisdictions.

As of September 30, 2010, the liability for income taxes associated with uncertain tax positions is $8.4 million. As of December 31, 2009, the liability for income taxes associated with uncertain tax positions was $10.0 million. If the benefits of the uncertain tax positions are realized, $2.8 million would favorably affect the Company’s effective tax rate. The remaining $5.6 million is recorded as a deferred tax asset and would not impact the Company’s effective rate. The Company includes interest and penalties related to uncertain tax positions in income tax expense.

As of September 30, 2010, the Company has accrued interest and penalties of approximately $3.0 million and $1.5 million, respectively. As of December 31, 2009, the Company had accrued interest and penalties related to uncertain tax positions of approximately $3.1 million and $1.7 million, respectively.

With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2007. At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $1.3 million may change within the next twelve months due to the expiration of statutory review periods and current examinations.

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,
In thousands, except per share	2010	2009
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$30,544	$27,348
Less: dividends declared—common shares and non-vested restricted stock	(480)	(476)

Undistributed earnings	30,064	26,872
Percentage allocated to common shareholders(1)	99.5%	99.5%

	29,914	26,738
Add: dividends declared—common shares	478	474

Numerator for basic and diluted earnings per common share	$30,392	$27,212

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,677	47,289
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	387	463

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,064	47,752

Per common share net income attributable to Wabtec shareholders
Basic	$0.64	$0.58
Diluted	$0.63	$0.57
(1) Basic weighted-average common shares outstanding	47,677	47,289
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,909	47,512
Percentage allocated to common shareholders	99.5%	99.5%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	Nine Months Ended September 30,
In thousands, except per share	2010	2009
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$92,119	$90,850
Less: dividends declared—common shares and non-vested restricted stock	(1,429)	(1,438)

Undistributed earnings	90,690	89,412
Percentage allocated to common shareholders(1)	99.5%	99.5%

	90,237	88,965
Add: dividends declared—common shares	1,422	1,431

Numerator for basic and diluted earnings per common share	$91,659	$90,396

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,577	47,537
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	379	482

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	47,956	48,019

Per common share net income attributable to Wabtec shareholders
Basic	$1.93	$1.90
Diluted	$1.92	$1.89
(1) Basic weighted-average common shares outstanding	47,577	47,537
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,798	47,770
Percentage allocated to common shareholders	99.5%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve:

	Nine Months Ended September 30,
In thousands	2010	2009
Balance at December 31, 2009 and 2008, respectively	$29,207	$30,676
Warranty provision	18,874	16,125
Warranty claim payments	(11,505)	(14,997)

Balance at September 30, 2010 and 2009, respectively	$36,576	$31,804

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2010, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at September 30, 2010	Fair Value Measurements at September 30, 2010 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	(2,709)	—	(2,709)	—

Total	$(2,709)	$—	$(2,709)	$—

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

13. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Most of these claims have been made against our wholly owned subsidiary, Railroad Friction Products Corporation (“RFPC”), and are based on a product sold by RFPC prior to the time that the Company acquired any interest in RFPC.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

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

On October 18, 2007, Faiveley Transport Malmo AB (“Faiveley Malmo”) filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. The components at issue are limited in number and used in the transit industry. On that same day, Faiveley Malmo also filed a related proceeding against the Company in the United States District Court for the Southern District of New York (“Federal Court”), requesting a preliminary injunction in aid of the arbitration. In both forums, Faiveley sought to prevent the Company from manufacturing and selling the subject components until the arbitration panel decides Faiveley’s claim. In the arbitration, Faiveley also sought monetary damages.

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

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

On May 14, 2010, Faiveley Transport USA, Inc., Faiveley Transport Nordic AB, Faiveley Transport Amiens S.A.S, and Ellcon National, Inc. filed a complaint against Wabtec Corporation in the U.S. District Court for the Southern District of New York. That complaint was amended on June 8, 2010. The claims in the amended complaint include misappropriation of trade secrets, unfair competition, tortious interference with prospective business relations, tortious interference with prospective economic advantage, and unjust enrichment. The Company is vigorously contesting all claims and does not believe that they would result in any material legal liability. On June 25, 2010, the Company filed a motion to dismiss the Faiveley entities’ amended complaint in its entirety. That motion to dismiss was denied. The Court has not assigned a trial date, but the Company anticipates that any claims surviving motions for summary judgment will be set for trial in early 2011.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 24, 2010. During the first nine months of 2010, there were no material changes to the information described in Note 19 therein.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

Segment financial information for the three months ended September 30, 2010 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$208,566	$167,141	$—	$375,707
Intersegment sales/(elimination)	3,036	450	(3,486)	—

Total sales	$211,602	$167,591	$(3,486)	$375,707

Income (loss) from operations	$33,248	$19,915	$(2,530)	$50,633
Interest expense and other, net	—	—	(4,787)	(4,787)

Income (loss) from operations before income taxes	$33,248	$19,915	$(7,317)	$45,846

Segment financial information for the three months ended September 30, 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$124,453	$206,002	$—	$330,455
Intersegment sales/(elimination)	5,642	307	(5,949)	—

Total sales	$130,095	$206,309	$(5,949)	$330,455

Income (loss) from operations	$16,487	$34,655	$(5,383)	$45,759
Interest expense and other, net	—	—	(3,293)	(3,293)

Income (loss) from operations before income taxes	$16,487	$34,655	$(8,676)	$42,466

Segment financial information for the nine months ended September 30, 2010 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$563,684	$550,087	$—	$1,113,771
Intersegment sales/(elimination)	14,573	2,466	(17,039)	—

Total sales	$578,257	$552,553	$(17,039)	$1,113,771

Income (loss) from operations	$84,196	$77,920	$(10,655)	$151,461
Interest expense and other, net	—	—	(12,426)	(12,426)

Income (loss) from operations before income taxes	$84,196	$77,920	$(23,081)	$139,035

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

Segment financial information for the nine months ended September 30, 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$440,479	$601,949	$—	$1,042,428
Intersegment sales/(elimination)	19,664	2,061	(21,725)	—

Total sales	$460,143	$604,010	$(21,725)	$1,042,428

Income (loss) from operations	$57,276	$95,122	$(14,164)	$138,234
Interest expense and other, net	—	—	(11,499)	(11,499)

Income (loss) from operations before income taxes	$57,276	$95,122	$(25,663)	$126,735

Sales by product are as follows:

	Three Months Ended September 30,
In thousands	2010	2009
Brake products	$99,826	$107,454
Freight electronics & specialty products	136,464	68,103
Remanufacturing, overhaul & build	64,050	76,181
Transit products	53,664	62,018
Other	21,703	16,699

Total sales	$375,707	$330,455

	Nine Months Ended September 30,
In thousands	2010	2009
Brake products	$328,259	$348,261
Freight electronics & specialty products	340,453	248,388
Remanufacturing, overhaul & build	210,384	210,026
Transit products	168,663	184,188
Other	66,012	51,565

Total sales	$1,113,771	$1,042,428

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

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

Balance Sheet as of September 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$14,526	$1,972	$160,310	$—	$176,808
Accounts receivable	342	166,702	97,749	—	264,793
Inventories	—	169,090	79,705	—	248,795
Other current assets	40,733	3,932	8,717	—	53,382

Total current assets	55,601	341,696	346,481	—	743,778
Property, plant and equipment	2,308	119,113	81,721	—	203,142
Goodwill	7,980	371,059	139,001	—	518,040
Investment in subsidiaries	2,305,623	485,417	401,926	(3,192,966)	—
Other intangibles	—	142,944	62,807	—	205,751
Other long term assets	(2,269)	(5,946)	43,184	—	34,969

Total Assets	$2,369,243	$1,454,283	$1,075,120	$(3,192,966)	$1,705,680

Current liabilities	$72,715	$149,104	$97,314	$—	$319,133
Intercompany	999,348	(1,079,665)	80,317	—	—
Long-term debt	369,500	272	—	—	369,772
Other long term liabilities	54,539	25,376	63,719	—	143,634

Total liabilities	1,496,102	(904,913)	241,350	—	832,539
Stockholders’ equity	873,141	2,359,196	833,770	(3,192,966)	873,141

Total Liabilities and Stockholders’ Equity	$2,369,243	$1,454,283	$1,075,120	$(3,192,966)	$1,705,680

Balance Sheet as of December 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$12,026	$12,124	$164,509	$—	$188,659
Accounts receivable	522	121,203	86,535	—	208,260
Inventories	—	166,638	72,695	—	239,333
Other current assets	38,038	5,040	10,179	—	53,257

Total current assets	50,586	305,005	333,918	—	689,509
Property, plant and equipment, net	2,232	119,195	80,280	—	201,707
Goodwill	7,980	337,603	137,395	—	482,978
Investment in subsidiaries	2,102,458	452,653	382,942	(2,938,053)	—
Other intangibles, net	—	127,705	59,925	—	187,630
Other long term assets	(1,416)	(7,360)	32,787	—	24,011

Total Assets	$2,161,840	$1,334,801	$1,027,247	$(2,938,053)	$1,585,835

Current liabilities	$55,907	$158,077	$91,364	$—	$305,348
Intercompany	907,149	(986,903)	79,754	—	—
Long-term debt	358,500	316	223	—	359,039
Other long term liabilities	61,371	18,575	62,589	—	142,535

Total liabilities	1,382,927	(809,935)	233,930	—	806,922
Stockholders’ equity	778,913	2,144,736	793,317	(2,938,053)	778,913

Total Liabilities and Stockholders’ Equity	$2,161,840	$1,334,801	$1,027,247	$(2,938,053)	$1,585,835

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

Income Statement for the Three Months Ended September 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$275,550	$119,755	$(19,598)	$375,707
Cost of sales	361	(183,848)	(96,678)	13,695	(266,470)

Gross profit (loss)	361	91,702	23,077	(5,903)	109,237
Operating expenses	(9,368)	(33,015)	(16,221)	—	(58,604)

Operating (loss) profit	(9,007)	58,687	6,856	(5,903)	50,633
Interest (expense) income, net	(5,793)	1,469	328	—	(3,996)
Other income (expense), net	132	2,498	(3,421)	—	(791)
Equity earnings	54,036	9,131	—	(63,167)	—

Income (loss) from operations before income tax	39,368	71,785	3,763	(69,070)	45,846
Income tax expense	(8,824)	(3,007)	(3,471)	—	(15,302)

Net income (loss) attributable to Wabtec shareholders	$30,544	$68,778	$292	$(69,070)	$30,544

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended September 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$249,744	$96,377	$(15,666)	$330,455
Cost of sales	(52)	(181,220)	(62,663)	8,306	(235,629)

Gross profit (loss)	(52)	68,524	33,714	(7,360)	94,826
Operating expenses	(7,062)	(28,536)	(13,469)	—	(49,067)

Operating (loss) profit	(7,114)	39,988	20,245	(7,360)	45,759
Interest (expense) income, net	(5,214)	1,369	158	—	(3,687)
Other (expense) income, net	(3)	449	(52)	—	394
Equity earnings	46,291	9,326	—	(55,617)	—

Income (loss) from operations before income tax	33,960	51,132	20,351	(62,977)	42,466
Income tax expense	(6,612)	(3,057)	(5,449)	—	(15,118)

Net income (loss) attributable to Wabtec shareholders	$27,348	$48,075	$14,902	$(62,977)	$27,348

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

Income Statement for the Nine Months Ended September 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$817,281	$355,417	$(58,927)	$1,113,771
Cost of sales	1,419	(545,622)	(277,453)	38,975	(782,681)

Gross profit (loss)	1,419	271,659	77,964	(19,952)	331,090
Operating expenses	(31,052)	(101,591)	(46,986)	—	(179,629)

Operating (loss) profit	(29,633)	170,068	30,978	(19,952)	151,461
Interest (expense) income, net	(17,171)	4,668	503	—	(12,000)
Other income (expense), net	1,446	3,994	(5,866)	—	(426)
Equity earnings	162,484	23,776	—	(186,260)	—

Income (loss) from operations before income tax	117,126	202,506	25,615	(206,212)	139,035
Income tax expense	(25,007)	(10,149)	(11,760)	—	(46,916)

Net income (loss) attributable to Wabtec shareholders	$92,119	$192,357	$13,855	$(206,212)	$92,119

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Nine Months Ended September 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$789,180	$310,964	$(57,716)	$1,042,428
Cost of sales	1,437	(542,717)	(237,395)	29,911	(748,764)

Gross profit (loss)	1,437	246,463	73,569	(27,805)	293,664
Operating expenses	(25,405)	(88,565)	(41,460)	—	(155,430)

Operating (loss) profit	(23,968)	157,898	32,109	(27,805)	138,234
Interest (expense) income, net	(16,806)	4,230	428	—	(12,148)
Other (expense) income, net	(48)	(5,277)	5,974	—	649
Equity earnings	143,329	21,251	—	(164,580)	—

Income (loss) from operations before income tax	102,507	178,102	38,511	(192,385)	126,735
Income tax expense	(11,657)	(9,093)	(15,135)	—	(35,885)

Net income (loss) attributable to Wabtec shareholders	$90,850	$169,009	$23,376	$(192,385)	$90,850

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 (UNAUDITED)

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(11,012)	$258,098	$34,375	$(206,212)	$75,249
Net cash used for investing activities	(598)	(75,832)	(26,735)	—	(103,165)
Net cash provided by (used for) financing activities	14,110	(192,418)	(14,232)	206,212	13,672
Effect of changes in currency exchange rates	—	—	2,393	—	2,393

Increase (decrease) in cash	2,500	(10,152)	(4,199)	—	(11,851)
Cash, beginning of year	12,026	12,124	164,509	—	188,659

Cash, end of period	$14,526	$1,972	$160,310	$—	$176,808

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$1,362	$225,235	$58,629	$(192,385)	$92,841
Net cash used for investing activities	(1,270)	(9,761)	(4,363)	—	(15,394)
Net cash provided by (used for) financing activities	25,626	(169,032)	(24,114)	192,385	24,865
Effect of changes in currency exchange rates	—	—	11,068	—	11,068

Increase in cash	25,718	46,442	41,220	—	113,380
Cash, beginning of year	37,941	4,272	99,592	—	141,805

Cash, end of period	$63,659	$50,714	$140,812	$—	$255,185

16. OTHER EXPENSE, NET

The components of other expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Foreign currency (loss) gains	$(1,047)	$154	$(751)	$377
Other miscellaneous income	256	240	325	272

Total other (expense) income, net	$(791)	$394	$(426)	$649

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In the first nine months of 2010, about 46% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. In 2010, U.S. freight rail traffic has increased due to the improving overall economy and this has had a favorable effect on the Company’s Freight Group. Through mid-October, revenue ton-miles were 8% higher than the year-ago period, and railroads have continued to pull freight cars and locomotives out of storage and return them to the active fleet. Deliveries of new locomotives and freight cars are expected to be lower than 2009 levels, but order rates have picked up in recent quarters. During the third quarter of 2010, the industry’s backlog of new freight cars ordered increased to about 19,000 cars, which indicates that short-term demand in this market segment is continuing to improve. Although less than 15% of the Company’s revenues are directly related to deliveries of new freight locomotives and freight cars, an improvement in those markets would have a favorable effect on the Company’s financial results. Whether demand continues to improve will depend largely on continued strength in the overall economy and in rail traffic volumes.

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

The North American transit industry is driven by government spending and ridership. Spending under SAFETEA-LU, the federal government’s transportation funding bill, increased about 6% in 2009, while ridership decreased about 4% due to the recession and its impact on employment levels. Based on information currently available, ridership has decreased about 1% during the first half of 2010. Although SAFETEA-LU was scheduled to expire in September 2009, the bill has been extended through December 2010, with funding at about 2009 levels. Spending in 2011 is expected to increase by about 5%, although a new bill has not yet been passed. In early 2009, the U.S. federal government passed new spending legislation designed to stimulate the U.S. economy, with up to $20 billion to be spent on freight and passenger transportation, as follows: $8.4 billion for public transportation, $8 billion for high-speed rail, $1.5 billion for discretionary intermodal projects, and $1.3 billion for AMTRAK. Most of this funding has already been allocated to specific projects, and Wabtec expects to benefit slightly from this additional spending, as transit authorities invest in new locomotives and buses.

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

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Net sales	$375.7	$330.4	$1,113.8	$1,042.4
Cost of sales	(266.5)	(235.6)	(782.7)	(748.8)

Gross profit	109.2	94.8	331.1	293.6
Selling, general and administrative expenses	(46.6)	(37.2)	(142.5)	(117.8)
Engineering expenses	(9.4)	(10.2)	(30.5)	(31.5)
Amortization expense	(2.6)	(1.7)	(6.7)	(6.1)

Total operating expenses	(58.6)	(49.1)	(179.7)	(155.4)
Income from operations	50.6	45.7	151.4	138.2
Interest expense, net	(4.0)	(3.7)	(12.0)	(12.1)
Other (expense) income, net	(0.8)	0.4	(0.4)	0.6

Income from operations before income taxes	45.8	42.4	139.0	126.7
Income tax expense	(15.3)	(15.1)	(46.9)	(35.9)

Net income attributable to Wabtec shareholders	$30.5	$27.3	$92.1	$90.8

THIRD QUARTER 2010 COMPARED TO THIRD QUARTER 2009

The following table summarizes the results of operations for the period:

	Three months ended September 30,
In thousands	2010	2009	Percent Change
Freight Group	$208,566	$124,453	67.6%
Transit Group	167,141	206,002	(18.9)%

Net sales	375,707	330,455	13.7%
Income from operations	50,633	45,759	10.7%
Net income attributable to Wabtec shareholders	$30,544	$27,348	11.9%

Net sales increased by $45.3 million to $375.7 million from $330.4 million for the three months ended September 30, 2010 and 2009, respectively. The increase is primarily due to higher Freight Group original equipment and aftermarket sales and sales related to acquisitions of $25.4 million. Partially offsetting this increase was lower Transit Group sales. The Company realized a net sales decrease of $3.7 million from the unfavorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the three months ended September 30, 2010 was $30.5 million or $0.63 per diluted share. Net income for the three months ended September 30, 2009 was $27.3 million or $0.57 per diluted share. The increase in net income is primarily due to higher sales volume and operating margins, partially offset by higher selling, general and administrative expenses.

Freight Group sales increased by $84.1 million, or 67.6%, due to higher sales of $42.5 million for electronics and specialty products, $9.6 million for brake products, $4.2 million for other products and $25.4 million from acquisitions. For the Freight Group, net sales were increased by $1.8 million due to favorable effects of foreign exchange on sales mentioned above.

Transit Group sales decreased by $38.8 million, or 18.9%, due to lower sales of $14.1 million for brake products, $11.1 million for remanufacturing, overhaul and manufacturing of locomotives and $7.8 million for transit products. Transit Group sales are lower due in part to the completion of major contracts, as well as project delays and budget constraints at municipal transit authorities. For the Transit Group, net sales were decreased by $5.5 million due to unfavorable effects of foreign exchange on sales mentioned above.

Gross profit Gross profit, which is dependent on a number of factors including pricing, sales volume and product mix, increased to $109.2 million in the third quarter of 2010 compared to $94.8 million in the same period of 2009. Gross profit, as a percentage of sales, was 29.1% for the third quarter of 2010 compared to 28.7%, for the third quarter of 2009, increasing due to higher sales volume and realized cost savings and consolidation actions initiated in 2009. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales. The provision for warranty expense was $1.3 million higher in 2010 compared to the same period of 2009 because of increased Freight Group sales. The warranty reserve increased at September 30, 2010 compared to September 30, 2009 by $4.8 million primarily due to the timing of warranty claims for certain transit products reserves.

Operating expenses The following table shows our operating expenses:

	Three months ended September 30,
In thousands	2010	2009	Percent Change
Selling, general and administrative expenses	$46,604	$37,162	25.4%
Engineering expenses	9,362	10,157	(7.8)%
Amortization expense	2,638	1,748	50.9%

Total operating expenses	$58,604	$49,067	19.4%

Selling, general, and administrative expenses increased $9.4 million in the third quarter of 2010 compared to the same period of 2009 because of acquisitions and incentive compensation. Amortization expense increased in the third quarter of 2010 compared to the same period in 2009 due to acquisitions. Total operating expenses were 15.6% and 14.8% of sales for the third quarter of 2010 and 2009, respectively.

Income from operations Income from operations totaled $50.6 million (or 13.5% of sales) in the third quarter of 2010 compared with $45.7 million (or 13.8% of sales) in the same period of 2009. The increase in income from operations is because of higher sales volume and operating margins, offset by higher selling, general and administrative expenses.

Interest expense, net Interest expense, net increased $0.3 million in the third quarter of 2010 compared to the same period of 2009 due to increased long-term debt.

Other expense, net The Company recorded foreign exchange losses of $1.0 million in the third quarter of 2010 and foreign exchange gains of $0.2 million in the third quarter of 2009, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 33.4% and 35.6% for the third quarter of 2010 and 2009, respectively. The decrease in the effective rate is primarily due to an increase in foreign taxable income as a percentage of total taxable income, an increase in the domestic manufacturing deduction limitation and the settlement of a state income tax examination in the third quarter of 2010.

Net income Net income for the third quarter of 2010 increased $3.2 million, compared with the same period of 2009. The increase in net income is due to higher sales volume and operating margins, offset by higher selling, general and administrative expenses.

FIRST NINE MONTHS OF 2010 COMPARED TO FIRST NINE MONTHS OF 2009

The following table summarizes the results of operations for the period:

	Nine months ended September 30,
In thousands	2010	2009	Percent Change
Freight Group	$563,684	$440,479	28.0%
Transit Group	550,087	601,949	(8.6)%

Net sales	1,113,771	1,042,428	6.8%
Income from operations	151,461	138,234	9.6%
Net income attributable to Wabtec shareholders	$92,119	$90,850	1.4%

Net sales increased by $71.4 million to $1,113.8 million from $1,042.4 million for the nine months ended September 30, 2010 and 2009, respectively. The increase is due to higher Freight Group sales and sales related to acquisitions of $58.6 million. Partially offsetting this increase was lower Transit Group sales. The Company realized a net sales increase of $7.3 million from the favorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the nine months ended September 30, 2010 was $92.1 million or $1.92 per diluted share. Net income for the nine months ended September 30, 2009 was $90.8 million or $1.89 per diluted share. The increase in net income is due to higher sales volume and operating margins, partially offset by higher selling, general and administrative expenses and income tax expense.

Freight Group sales increased by $123.2 million or 28.0% due to higher sales of $30.3 million for electronics and specialty products, $8.2 million for brake products and $58.6 million from acquisitions. For the Freight Group, net sales were increased by $12.2 million due to favorable effects of foreign exchange on sales mentioned above.

Transit Group sales decreased by $51.9 million or 8.6% due to decreased sales of $26.9 million for brake products and $15.0 million for other transit-related products. For the Transit Group, net sales were decreased by $4.9 million due to unfavorable effects of foreign exchange on sales mentioned above.

Gross profit Gross profit increased to $331.1 million for the first nine months of 2010 compared to $293.6 million in the same period of 2009. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. Gross profit, as a percentage of sales, was 29.7% compared to 28.2%, for the first nine months of 2010 and 2009, respectively because of higher sales volume. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales. The provision for warranty expense was $2.7 million higher for the first nine months of 2010 compared to the same period of 2009 because of increased Freight Group sales.

Operating expenses The following table shows our operating expenses:

	Nine months ended September 30,
In thousands	2010	2009	Percent Change
Selling, general and administrative expenses	$142,478	$117,827	20.9%
Engineering expenses	30,482	31,481	(3.2)%
Amortization expense	6,669	6,122	8.9%

Total operating expenses	$179,629	$155,430	15.6%

Selling, general, and administrative expenses increased $24.7 million in the first nine months of 2010 compared to the same period of 2009 primarily due to expenses from acquisitions, incentive compensation and non-cash compensation. Amortization expense increased in the first nine months of 2010 compared to the same period in 2009 due primarily to the acquisitions. Total operating expenses were 16.1% and 14.9% of sales for the first six months of 2010 and 2009, respectively.

Income from operations Income from operations totaled $151.4 million (or 13.6% of sales) in the first nine months of 2010 compared with $138.2 million (or 13.3% of sales) in the same period of 2009. Income from operations increased primarily due to higher sales volume and operating margins, partially offset by higher selling, general and administrative expenses.

Interest expense, net Interest expense, net decreased $0.1 million in the first nine months of 2010 compared to the same period of 2009 due to lower interest rates.

Other expense, net The Company recorded foreign exchange losses of $0.8 million in the first nine months of 2010 and foreign exchange gains of $0.4 million in the first nine months of 2009, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 33.7% and 28.3% for the first nine months of 2010 and 2009, respectively. The increase in the 2010 effective rate is primarily due to a $9.7 million tax benefit recorded in the second quarter of 2009 for the settlement of examinations in various taxing jurisdictions.

Net income Net income for the first nine months of 2010 increased $1.3 million, compared with the same period of 2009. The increase in net income is due to higher sales volume and operating margins, partially offset by higher selling, general and administrative expenses and income tax expense.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine months ended September 30,
In thousands	2010	2009
Cash provided by (used for):
Operating activities	$75,249	$92,841
Investing activities	(103,165)	(15,394)
Financing activities	13,672	24,865
(Decrease) increase in cash	$(11,851)	$113,380

Operating activities Cash provided by operations in the first nine months of 2010 was $75.3 million as compared to cash provided by operations of $92.8 million for the same period of 2009. This $17.5 million decrease is because of a net increase in working capital. Accounts payable increased from higher purchasing needs resulting in a $59.1 million improvement. Accrued liabilities and customer deposits favorably impacted working capital by $40.2 million due to the payment timing of certain accrued liabilities. Accounts receivables increased from higher sales volume resulting in a $98.1 million unfavorable impact on working capital. Inventory increased to meet higher sales demand resulting in a $27.2 million unfavorable impact on working capital.

Investing activities Cash used for investing activities in the first nine months of 2010 was $103.2 million as compared to cash used for investing activities of $15.4 million for the same period of 2009. Capital expenditures were $12.4 million and $10.9 million in the first nine months of 2010 and 2009, respectively. During the first nine months of 2010 the Company received $2.4 million as part of the working capital settlement for the Ricon acquisition. During the first nine months of 2010, Wabtec acquired Xorail, a provider of signal engineering and design services for $39.9 million, net of cash received, G&B, a manufacturer of railroad track and signaling products for $31.8 million, net of cash received and Bach-Simpson, a manufacturer of safety-related instrumentation for locomotives and transit cars for $12.0 million, net of cash received. During the first nine months of 2010, Wabtec invested $9.5 million in two joint ventures in China. During the first nine months of 2009 the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. While certain portions of the building are being leased back, this transaction resulted in a gain of $2.1 million and deferred gain of $0.6 million. The deferred gain will be recognized over five years.

Financing activities In the first nine months of 2010, cash provided by financing activities was $13.7 million, which included $201.4 million in proceeds from debt and $150.4 million of repayments of debt on the revolving credit facility, $32.9 million of debt repayments on the term loan and other debt, $1.4 million of dividend payments and $8.4 million for the repurchase of 206,560 shares of stock. In the first nine months of 2009, cash provided by financing activities was $24.9 million, which included $176.0 million in proceeds from debt and $108.0 million of repayments of debt on the revolving credit facility, $23.3 million of debt repayments on the term loan and other debt, $1.4 million of dividend payments and $19.7 million for the repurchase of 669,700 shares of stock.

The following table shows outstanding indebtedness at September 30, 2010 and December 31, 2009.

In thousands	September 30, 2010	December 31, 2009
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	137,500	170,000
Revolving Credit Facility	122,000	71,000
Capital Leases	342	780

Total	409,842	391,780
Less—current portion	40,070	32,741

Long-term portion	$369,772	$359,039

Cash balance at September 30, 2010 and December 31, 2009 was $176.8 million and $188.7 million, respectively.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At September 30, 2010, the Company had available bank borrowing capacity, net of $29.6 million of letters of credit, of approximately $148.4 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points. At September 30, 2010 the weighted average interest rate on the Company’s variable rate debt was 1.51%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On September 30, 2010, the notional value of interest rate swaps outstanding totaled $137.0 million and effectively changed the Company’s interest rate on bank debt at September 30, 2010 from a variable rate to a fixed rate of 2.23%. The interest rate swap agreements mature at various times through December 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance.

The 2008 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2008 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness, mergers, consolidations, sales of assets and acquisitions, additional liens, sale and leasebacks, permissible investments, loans and advances, certain debt payments; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to cash flow ratio of 3.25. The Company is in compliance with these measurements and covenants and expects that these measurements will not be any type of limiting factor in executing our operating activities.

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

Company Stock Repurchase Plan

On July 31, 2006, the Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding shares. On February 20, 2008, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s outstanding shares. During the first quarter of 2008, the Company completed the $50 million authorization made in 2006. Cumulative purchases under both plans have totaled $110.6 million, leaving $39.4 million under the authorization.

The Company intends to purchase these shares on the open market or in negotiated or block trades. No time limit was set for the completion of the program which conforms to the requirements under the 2008 Refinancing Credit Agreement, as well as the 6.875% Senior Notes currently outstanding.

During the first nine months of 2010, the Company repurchased 206,560 shares at an average price of $40.57 per share. During 2009, the Company repurchased 669,700 shares of its stock at an average price of $29.35 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2010, the Company has recognized a total liability of $8.4 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 30% and 38% of total long-term debt at September 30, 2010 and December 31, 2009, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at September 30, 2010 would increase or decrease interest expense by $1.2 million.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions and the Company does not anticipate nonperformance. The Company concluded that these interest rate swap agreements qualify for cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of September 30, 2010, the Company had interest rate swap agreements with a notional value of $137.0 million and which effectively changed the Company’s interest rate on bank debt at September 30, 2010 from a variable rate to a fixed rate of 2.23%. The interest rate swap agreements mature at various times through December 2012. As of September 30, 2010, the Company has recorded a current liability of $2.7 million and a corresponding offset in accumulated other comprehensive loss of $1.6 million, net of tax, related to these agreements.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2010, approximately 54% of Wabtec’s net sales were to customers in the United States, 13% in Canada, 9% in the United Kingdom, 5% in Australia, 2% in Germany, 2% in Mexico and 15% in other international locations.

To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At September 30, 2010, the Company had no forward contracts for the sale of foreign currency.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2010. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

During the first nine months of 2010, the Company repurchased 206,560 shares at an average price of $40.57 per share. During 2009, the Company repurchased 669,700 shares at an average price of $29.35 per share. All purchases were on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
July 4, 2010 to July 31, 2010	51,960	39.83	51,960	$39,406,513
August 1, 2010 to August 28, 2010	—	—	—	$39,406,513
August 29, 2010 to October 1, 2010	—	—	—	$39,406,513

Total	51,960	$39.83	51,960	$39,406,513

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended March 30, 1995.

3.2	Amended and Restated By-Laws of the Company, effective December 13, 2007.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

DATE: November 8, 2010

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