Form 10-K
period 2010-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2011-02-25
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒.

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

The registrant estimates that as of June 30, 2010, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1.8 billion based on the closing price on the New York Stock Exchange for such stock.

As of February 22, 2011, 47,960,461 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 11, 2011 are incorporated by reference into Part III of this Form 10-K.

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

Today, Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold approximately a 50% market share in North America for our primary braking-related equipment and a leading position in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars, subway cars and buses. In 2010, the Company had sales of about $1.5 billion and net income of about $123 million. In 2010 sales of aftermarket parts and services represented about 55% of total sales, while sales to customers outside of the U.S. accounted for about 46% of total sales.

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

According to a recent study by UNIFE, the Association of the European Rail Industry, the global market for railway products and services is more than $100.0 billion. The three largest markets, which represent about 85% of the total market, are Europe, North America and Asia-Pacific.

In North America, railroads carry about 43% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. Although the railroads carry a wide variety of commodities and goods, coal is the single-largest item, representing about 45% of carloadings in 2010. Intermodal traffic—the movement of trailers or containers by rail in combination with another mode of transportation—has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits.

Demand for our freight related products and services in North America is driven by a number of factors, including:

•

Rail traffic. The Association of American Railroads (AAR) compiles statistics that gauge the level of activity in the freight rail industry. Two important statistics are revenue ton-miles and carloadings, which are generally referred to as “rail traffic”. In 2010, revenue ton-miles increased 8.5%, carloadings increased 7.3%, and intermodal carloadings increased 14.2%, as rail traffic rebounded strongly from the 2008-09 economic recession in the U.S.

•

Demand for new locomotives. Currently, the active locomotive fleet for Class I railroads in North America is about 24,000 units. The average number of new locomotives delivered over the past 10 years was about 1,000 annually. In 2010, about 575 new, heavy-haul locomotives were delivered, compared to about 700 in 2009.

•

Demand for new freight cars. Currently, the active freight car fleet in North America is about 1.4 million. The average number of new freight cars delivered over the past 10 years was about 45,000 annually. In 2010, about 17,000 new freight cars were delivered, compared to about 22,000 cars in 2009.

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

Demand for North American passenger transit products is driven by a number of factors, including:

•

Government funding. The U.S. federal government provides money to local transit authorities, primarily to fund the purchase of new equipment and infrastructure for their transit systems. Under a multi-year spending bill known as SAFETEA-LU, federal government funding has increased on average by 6-8% annually since 2005. Due in part to this increased government funding, the number of cars delivered in 2010 remained well above the 10 year average, at about 1,100, compared to about 1,300 in 2009. The number of new buses delivered in 2010 was about 5,200 compared to about 5,400 in 2009. In the past 10 years, the average number of new transit cars delivered annually is about 600, and the average number of new buses delivered annually is about 4,800. SAFETEA-LU expired in September 2009 but funding has been maintained at current levels until a new bill is completed. In 2011, Congress is expected to discuss a new funding bill, but there can be no assurance that future funding will increase or be maintained at current levels.

•

Ridership. Ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily for equipment and system maintenance. Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles decreased about 1% in 2010, after a 4% decrease in 2009 due to the economic recession. Prior to 2009, ridership had increased for six consecutive years.

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

The Freight Group primarily manufactures and services components for new and existing freight cars and locomotives, builds new switcher locomotives, rebuilds freight locomotives, supplies railway electronics, positive train control equipment, signal design and engineering services, and provides related heat exchange and cooling systems. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities. As discussed previously, demand in the freight market is primarily driven by rail traffic, and deliveries of new locomotives and freight cars. In 2010, the Freight Group accounted for 52% of our total sales, with about two-thirds of its sales in North America and the remainder to international customers. About two-thirds of the Freight Group’s sales are in the aftermarket and the remainder in the original equipment market.

The Transit Group primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives and refurbishes subway cars. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of subway cars and buses around the world. As discussed previously, demand in the transit market is primarily driven by government funding at all levels and passenger ridership. In 2010, the Transit Group accounted for 48% of our total sales, with about half of its sales in North America and the remainder to international customers. About half of the Transit Group’s sales are in the aftermarket and half in the original equipment market.

Following is a summary of our leading product lines in both aftermarket and original equipment across both of our business segments:

•	Railway braking equipment and related components

•	Freight car truck components

•	Draft gears, couplers and slack adjusters

•	Air compressors and dryers

•	Positive train control equipment and electronically controlled pneumatic braking products

•	Railway electronics, including event recorders, monitoring equipment and end of train devices

•	Signal design and engineering services

•	Friction products, including brake shoes and pads

•	Rail and bus door assemblies

•	Track and switch products

•	Traction motors

•	Accessibility lifts and ramps for buses and subway cars

•	Heat exchangers and cooling products for locomotives and power generation equipment

•	Commuter and switcher locomotives

•	Transit car and locomotive overhauls

We have become a leader in the rail industry by capitalizing on the strength of our existing products, technological capabilities and new product innovation, and by our ability to harden products to protect them from severe conditions, including extreme temperatures and high-vibration environments. Over the past several years, we introduced a number of significant new products including electronic braking equipment and train control equipment that encompasses onboard digital data and global positioning communication protocols. In 2007, for example, the Federal Railroad Administration (FRA) approved the use of our Electronic Train Management System®, which offers safety benefits to the rail industry. In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of positive train control technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. by December 31, 2015. As the leading supplier of on-board train control equipment, Wabtec is working with the railroads and transit authorities to implement this technology. Supported by our technical staff of over 550 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers.

For additional information on our business segments, see Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Competitive Strengths

Our key strengths include:

•

Leading market positions in core products. Dating back to 1869 and George Westinghouse’s invention of the air brake, we are an established leader in the development and manufacture of pneumatic braking equipment for freight and passenger transit vehicles. We have leveraged our leading position by focusing on research and engineering to expand beyond pneumatic braking components to supplying integrated parts and assemblies for the locomotive through the end of the train. We are a recognized leader in the development and production of electronic recording, measuring and communications systems, positive train control equipment, highly engineered compressors and heat exchangers for locomotives, and a leading manufacturer of freight car components, including electronic braking equipment, draft gears, trucks, brake shoes and electronic end-of-train devices. We are also the leading manufacturer of commuter locomotives and a leading provider of braking equipment, door assemblies, lifts and ramps, and couplers for passenger transit vehicles.

•

Breadth of product offering with a stable mix of original equipment market (OEM) and aftermarket business. Our product portfolio is one of the broadest in the rail industry, as we offer a wide selection of quality parts, components and assemblies across the entire train. We provide our products in both the original equipment market and the aftermarket. Our substantial installed base of products with end-users such as the railroads and the passenger transit authorities is a significant competitive advantage for providing products and services to the aftermarket because these customers often look to purchase safety- and performance-related replacement parts from the original equipment components supplier. In addition, as OEMs and Class I railroad operators attempt to modernize fleets with new products designed to improve and maintain safety and efficiency, these products must be designed to be interoperable with existing equipment. Over the last several years, more than 50% of our total net sales have come from our aftermarket products and services business.

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

•

Experience with industry regulatory requirements. The U.S. rail industry is governed by the AAR and by the FRA. These groups mandate rigorous manufacturer certification, new product testing and approval processes that we believe are difficult for new entrants to meet cost-effectively and efficiently without the scale and extensive experience we possess.

•

Experienced management team and the Wabtec Performance System. The Company has implemented numerous initiatives that enable us to manage successfully through cycles in the rail supply market. For example, the Wabtec Performance System (WPS), an ongoing program that focuses on lean manufacturing principles and continuous improvement across all aspects of our business, has been a part of the company’s culture for more than 20 years. As a result, our management team has improved our cost structure, operating leverage and financial flexibility, and placed the Company in an excellent position to benefit from growth opportunities.

Business strategy

Using WPS, we strive to generate sufficient cash to invest in our growth strategies and to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through WPS and employee-directed initiatives such as Kaizen, a Japanese-developed team concept, we strive to improve quality, delivery and productivity continuously, and to reduce costs. These efforts enable us to streamline processes, improve product reliability and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. Over time, these lean initiatives have enabled us to increase operating margins, improve cash flow and strengthen our ability to invest in the following growth strategies:

•

Expand globally and into new product markets. We believe that international markets represent a significant opportunity for future growth. In 2010, sales to non-U.S. customers were $692.0 million, including export sales from the Company’s U.S. operations of $327.2 million. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees, and joint ventures with railway suppliers which have a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, Brazil, China, India, Russia, South Africa, and other select areas within Europe and South America. In addition, we have opportunities to sell certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy. These products include heat exchangers and friction materials.

•

Expand aftermarket sales. Historically, aftermarket sales are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. In 2010, Wabtec’s aftermarket sales and services represented approximately 55% of the Company’s total sales. Wabtec provides aftermarket parts and services for its components, and the Company is seeking to expand this business with new customers such as short-line and regional railroads, or with customers who currently perform the work in-house. In this way, we expect to take advantage of the rail industry trend toward outsourcing, as railroads and transit authorities’ focus on their core function of transporting goods and people.

•

Accelerate new product development. We continue to emphasize research and development funding to create new and improved products. We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board equipment, as a means of new product growth. We seek to provide customers with incremental technological advances that offer immediate benefits with cost-effective investments. In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of positive train control technology on a majority of the locomotives and track in the U.S. by December 31, 2015. As the leading supplier of on-board train control equipment, Wabtec is working with the railroads and transit authorities to implement this technology.

•

Seek acquisitions, joint ventures and alliances. We are exploring acquisition, joint venture and alliance opportunities using a disciplined, selective approach and rigorous financial criteria. Such acquisitions will not only be expected to meet these financial criteria but also achieve our growth strategies of global expansion, new products and expanding aftermarket sales. All of these expansion strategies will help Wabtec to grow profitably, expand geographically, and dampen the impact from potential cycles in the North American rail industry.

Recent Acquisitions and Joint Ventures

Wabtec has completed certain significant acquisitions in support of its growth strategies:

•

November 2010, Wabtec acquired substantially all of the assets of Swiger Coil Systems, a manufacturer of traction motors and electric coils for the rail and power generation markets for a net purchase price of approximately $43.0 million.

•

August 2010, we acquired Bach-Simpson, a designer and manufacturer of electronic instrumentation devices for rail and transit markets, for a net purchase price of approximately $12.0 million, and on July 28, 2010, the Company acquired G&B, a manufacturer of railroad track and signaling products, for a net purchase price of approximately $31.8 million.

•	March 2010, the Company acquired Xorail, a leading provider of signal engineering and design services, for a net purchase price of $39.9 million.

•

October 2009, the Company acquired Unifin International LP, and its affiliate, Cardinal Pumps and Exchangers, Inc. (“Unifin”), a manufacturer of cooling systems and related equipment for the power generation and transmission industry for a net purchase price of $92.9 million.

•

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

•

June 2008, Wabtec acquired 100% of the stock of POLI S.p.A. (“POLI”) for €55.2 million ($87.0 million), net of cash received. POLI is a European-based manufacturer of rail braking equipment including brake discs for high-speed applications, as well as tread brake units and pneumatic brake valves that meet International Union of Railways (“UIC”) standards.

Expanding its presence in key geographic areas, Wabtec made several investments. As of December 31, 2010, the Company acquired Adantech, a Brazilian manufacturer of brake shoes and pads for subway cars, locomotives and freight cars. In September 2010, we formed a joint venture in China to manufacture transformer oil coolers, generator coolers and related products for the power generation market, for a 60% interest in Hubei Dengfeng Unifin Electrical Equipment Cooling System Co., Ltd. (“Unifin DF”). In December 2008, Wabtec acquired the majority of Beijing Wabtec Huaxia Technology Company, Ltd, which manufactures friction products for the freight car market in China. Also in December 2008, the Company formed a joint venture in Shenyang, China, which manufactures braking related components for the China freight market. Increasing upon its original investment, in September 2010, Wabtec contributed an additional $8.0 million into this joint venture. In 2008, the Company formed a joint venture in South Africa to manufacture friction products.

Backlog

The Company’s backlog was about $1.08 billion at December 31, 2010. For 2010, about 55% of sales came from aftermarket orders, which typically carry lead times of less than 30 days, and are not recorded in backlog for a significant period of time. As such, the Company’s backlog is mostly an indicator of future original equipment sales, primarily for the Transit Group, and not aftermarket sales.

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

The backlog of firm customer orders as of December 31, 2010 and December 31, 2009, and the expected year of completion are as follows:

In thousands	Total Backlog 12/31/10	Expected Delivery		Total Backlog 12/31/09	Expected Delivery
		2011	Other Years		2010	Other Years
Freight Group	$383,556	$297,192	$86,364	$211,339	$126,177	$85,162
Transit Group	695,064	292,735	402,329	739,330	425,517	313,813

Total	$1,078,620	$589,927	$488,693	$950,669	$551,694	$398,975

Engineering and Development

To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2010, 2009, and 2008, we invested about $40.2 million, $42.4 million and $39.0 million, respectively, on product development and improvement activities. The engineering resources of the Company are allocated between research and development activities and the execution of original equipment customer contracts.

Our engineering and development program is largely focused upon train control and new braking technologies, with an emphasis on applying electronics to traditional pneumatic equipment. Electronic braking has been used in the transit industry for years, and freight railroads are conducting pilot programs to test its reliability and benefits. Freight railroads have generally been slower to accept the technology due to issues over interoperability, connectivity and durability. We are proceeding with efforts to enhance the major components for existing hard-wired braking equipment and development of new electronic technologies for the freight railroads. Sometimes we conduct specific research projects in conjunction with universities, customers and other railroad product suppliers.

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

Customers

Our customers include railroads and passenger transit authorities throughout North America, as well as in the United Kingdom, Australia, Europe, Asia, South Africa and South America; manufacturers of transportation equipment, such as locomotives, freight cars, subway vehicles and buses; and lessors of such equipment.

In 2010, about 46% of sales were to customers outside the U.S. and to approximately 100 countries throughout the world. About 55% of sales were in the aftermarket, with a majority of our remaining sales to OEMs of locomotives, freight cars, subway vehicles and buses.

Top customers can change from year to year. For the fiscal year ended December 31, 2010, our top five customers accounted for 18% of net sales: Metrolinx (formerly Greater Toronto Transit Authority), Eversholt (formally HSBC) Rail (UK) Ltd., General Electric Transportation, Virginia Railway Express, and CSX Transportation. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.

Competition

We believe that we hold approximately a 50% market share in North America for our primary braking-related equipment and a leading market position in North America for most of our other product lines. On a global basis, our market shares are smaller. We operate in a highly competitive marketplace. Price competition is strong because we have a relatively small number of customers and they are very cost-conscious.

In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery, and customer service and support.

Our principal competitors vary across product lines. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG, is our principal overall OEM competitor. Our competition for locomotive, freight and passenger transit service and repair is mostly from the railroads’ and passenger transit authorities’ in-house operations, Electro-Motive Diesel, GE Transportation Systems, and New York Air Brake/Knorr. We believe our key strengths, which include leading market positions in core products, breadth of product offering with a stable mix of OEM and aftermarket business, leading design and engineering capabilities, significant barriers to entry and an experienced management team, enable us to compete effectively in this marketplace.

Employees

At December 31, 2010, we had 6,654 full-time employees, approximately 28% of whom were unionized. A majority of the employees subject to collective bargaining agreements are within North America and these agreements are generally effective from 2011 through 2013. Agreements expiring in 2011 cover approximately 11% of the Company’s workforce. We consider our relations with employees and union representatives to be good, but cannot assure that future contract negotiations will be favorable to us.

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

We are dependent upon key customers.

We rely on several key customers who represent a significant portion of our business. Our top customers can change from year to year. For the fiscal year ended December 31, 2010, our top five customers accounted for 18% of our net sales. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with us. In addition, many of our customers place orders for products on an as-needed basis and operate in cyclical industries. As a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers, and may be subject to delays and cancellations. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.

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

The passenger transit railroad industry is also cyclical. New passenger transit car orders vary from year to year and are influenced greatly by major replacement programs and by the construction or expansion of transit systems by transit authorities. A substantial portion of our net sales have been, and we expect that a material portion of our future net sales will be, derived from contracts with metropolitan transit and commuter rail authorities and Amtrak. To the extent that future funding for proposed public projects is curtailed or withdrawn altogether as a result of changes in political, economic, fiscal or other conditions beyond our control, such projects may be delayed or cancelled, resulting in a potential loss of business for us, including transit aftermarket and new transit car orders. There can be no assurance that economic conditions will be favorable or that there will not be significant fluctuations adversely affecting the industry as a whole and, as a result, us.

A growing portion of our sales may be derived from our international operations, which exposes us to certain risks inherent in doing business on an international level.

In fiscal year 2010, approximately 46% of our consolidated net sales were to customers outside of the U.S. and we intend to continue to expand our international operations in the future. We currently conduct our international operations through a variety of wholly and majority-owned subsidiaries and joint ventures in Australia, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Macedonia, Malaysia, Mexico, Poland, Spain, South Africa, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:

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

We collectively bargain with labor unions that represent approximately 28% of our employees. Our current collective bargaining agreements are generally effective from 2011 through 2013. Agreements expiring in 2011 cover approximately 11% of the Company’s workforce. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.

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

At December 31, 2010, we had total debt of $422.1 million. If it becomes necessary to access our available borrowing capacity under the 2008 Refinancing Credit Agreement, along with carrying the $271.5 million currently borrowed under this facility and the $150.0 million 6.875% senior notes, being indebted could have important consequences to us. For example, it could:

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

In 2009 and 2010, we completed multiple acquisitions with a combined investment of $221.5 million. Although we believe that the acquisitions will improve our market position and realize positive operating results, including operating synergies, operating expense reductions and overhead cost savings, we cannot be assured that these improvements will be obtained. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:

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

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Wilmerding, PA	Manufacturing/Service	Freight	Own	365,000	(1)
Lexington, TN	Manufacturing	Freight	Own	170,000
Jackson, TN	Manufacturing	Freight	Own	150,000
Berwick, PA	Manufacturing/Warehouse	Freight	Own	145,000
Chicago, IL	Manufacturing/Service	Freight	Own	123,140
Warren, OH	Manufacturing	Freight	Own	102,650
Greensburg, PA	Manufacturing	Freight	Own	97,800
Coshocton, OH	Manufacturing/Warehouse/Office	Freight	Own	83,000
Germantown, MD	Manufacturing	Freight	Own	80,000
Salem, OH	Manufacturing	Freight	Own	20,000
Berwick, PA	Office	Freight	Own	5,000
Chillicothe, OH	Manufacturing	Freight	Lease	104,000
Kansas City, MO	Service Center	Freight	Lease	95,900
Pittsburgh, PA	Manufacturing/Office	Freight	Lease	90,000
Strongsville, OH	Manufacturing/Warehouse/Office	Freight	Lease	80,000
Bensenville, IL	Manufacturing/Warehouse/Office	Freight	Lease	58,000
Jacksonville, FL	Office	Freight	Lease	43,008
Columbia, SC	Service Center	Freight	Lease	40,250
Cedar Rapids, IA	Office	Freight	Lease	37,000
St. Joseph, MI	Manufacturing/Warehouse	Freight	Lease	33,625	(2)
Strongsville, OH	Manufacturing/Warehouse	Freight	Lease	27,000
Chesapeake, VA	Manufacturing/Office	Freight	Lease	24,630
Carson City, NV	Service Center	Freight	Lease	22,000
Jacksonville, FL	Warehouse	Freight	Lease	20,000
Montgomery, IL	Warehouse/Office	Freight	Lease	20,000	(2)
Park Ridge, IL	Office	Freight	Lease	15,150
Omaha, NE	Office	Freight	Lease	7,048
Jackson, TN	Warehouse	Freight	Lease	6,000
Englewood, CO	Office	Freight	Lease	5,676
Oak Creek, WI	Engineering/Admin	Freight	Lease	5,000
Claremont, CA	Office	Freight	Lease	3,982
Woodbury, MN	Office	Freight	Lease	3,654
Wayne, PA	Office	Freight	Lease	3,641
Merriam, KS	Office	Freight	Lease	2,874
Walnut Creek, CA	Warehouse	Freight	Lease	1,821
Granbury, TX	Office	Freight	Lease	1,800
Twinsburg, OH	Manufacturing/Office	Freight	Lease	1,700
Azle, TX	Office	Freight	Lease	1,400
Glen Mills, PA	Office	Freight	Lease	300
Boise, ID	Manufacturing	Freight /Transit	Own	326,000

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Maxton, NC	Manufacturing	Freight /Transit	Own	105,000
Willits, CA	Manufacturing	Freight /Transit	Own	70,000
Boise, ID	Warehouse/Office	Freight /Transit	Lease	22,826
Boise, ID	Warehouse	Freight /Transit	Lease	7,268
Panorama City, CA	Manufacturing	Transit	Lease	200,000
Spartanburg, SC	Manufacturing/Service	Transit	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit	Lease	115,570
Cleveland, OH	Manufacturing/Warehouse/Office	Transit	Lease	92,609
Plattsburgh, NY	Manufacturing	Transit	Lease	64,000
Cleveland, OH	Manufacturing/Warehouse/Office	Transit	Lease	43,283
Elmsford, NY	Service Center	Transit	Lease	28,000
Greer, SC	Warehouse	Transit	Lease	17,000
Elkhart, IN	Warehouse	Transit	Lease	8,000
Greer, SC	Warehouse	Transit	Lease	6,000
San Pablo, CA	Office	Transit	Lease	550
Hiram, GA	Warehouse	Transit	Lease	400
New Castle, DE	Sales Office	Transit	Lease	400
Mountaintop, PA	Vacant Land Available for Sale		Own	N/A

International
Wallaceburg (Ontario), Canada	Manufacturing	Freight	Own	126,000
San Luis Potosi, Mexico	Manufacturing/Service	Freight	Own	73,100
Huebei Province, China	Manufacturing	Freight	Own	59,147
Skopje, Macedonia	Manufacturing/Office	Freight	Own	20,000
Shenyang City, Liaoning Province, China	Manufacturing	Freight	Lease	290,550
London (Ontario), Canada	Manufacturing	Freight	Lease	103,540
Beijing, China	Manufacturing	Freight	Lease	75,347
Stoney Creek (Ontario), Canada	Manufacturing/Service	Freight	Lease	47,940
Kolkata, India	Manufacturing	Freight	Lease	36,965
Lachine (Quebec), Canada	Service Center	Freight	Lease	25,455
London (Ontario), Canada	Manufacturing/Warehouse/Office	Freight	Lease	19,070
Rydalmere, Australia	Office	Freight	Lease	14,786
Sao Paulo, Brazil	Manufacturing/Office	Freight	Lease	10,807
Bangalore, India	Office	Freight	Lease	10,500
Wallaceburg (Ontario), Canada	Warehouse	Freight	Lease	10,000
Beijing, China	Office	Freight	Lease	3,552
Kuala Lumpur, Malaysia	Office	Freight	Lease	2,655
Calgary (Alberta), Canada	Service Center	Freight	Lease	984
Huebei Province, China	Office	Freight	Lease	969
Kutna Hora, Czech Republic	Warehouse	Freight	Lease	532
Kirkcaldy, UK	Office	Freight	Lease	200
Nepean (Ontario), Canada	Office	Freight	Lease	120
Doncaster, UK	Manufacturing/Service	Freight /Transit	Own	330,000
Kempton Park, South Africa	Manufacturing	Freight /Transit	Lease	156,077
Wetherill Park, Australia	Manufacturing	Freight /Transit	Lease	70,600
Istanbul, Turkey	Office	Freight /Transit	Lease	753
Avellino, Italy	Manufacturing/Office	Transit	Own	132,495
St. Laurent (Quebec), Canada	Manufacturing	Transit	Own	106,000

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Recklinghausen, Germany	Manufacturing	Transit	Own	86,390
Camisano, Italy	Manufacturing/Office	Transit	Lease	136,465
Belo Horizonte, Brazil	Manufacturing/Service	Transit	Lease	33,992
Hangzhou City, Zhejiang Province, China	Manufacturing	Transit	Lease	31,032
Sassuolo, Italy	Manufacturing	Transit	Lease	30,000
Droylsden, UK	Manufacturing/Office	Transit	Lease	22,500
Aachen, Germany	Office	Transit	Lease	1,615
Munich, Germany	Office	Transit	Lease	1,135
Vierzon, France	Office	Transit	Lease	1,076
Milan, Italy	Office	Transit	Lease	1,000
Derby, UK	Office	Transit	Lease	850
Poznan, Poland	Office	Transit	Lease	270
Barcelona, Spain	Office	Transit	Lease	110

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.
(2)	These facilities were part of the SCT purchase and the operations have been consolidated at other existing plants and are no longer in service.

Item 3.	LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 18 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Item 4.	(REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information on our executive officers. They are elected periodically by our Board of Directors and serve at its discretion.

Officers	Age	Position
Albert J. Neupaver	60	President and Chief Executive Officer
Alvaro Garcia-Tunon	58	Executive Vice President, Chief Financial Officer and Secretary
Raymond T. Betler	55	Chief Operating Officer
Charles F. Kovac	54	Senior Vice President Freight Group
R. Mark Cox	43	Vice President, Corporate Development
Patrick D. Dugan	44	Vice President, Finance and Corporate Controller
Keith P. Hildum	48	Vice President and Treasurer
Richard A. Mathes	56	Vice President, Strategic Planning
David M. Seitz	46	Vice President, Senior Counsel and Assistant Secretary
Scott E. Wahlstrom	47	Vice President, Human Resources
Timothy R. Wesley	49	Vice President, Investor Relations and Corporate Communications

Albert J. Neupaver was named President and Chief Executive Officer of the Company in February, 2006. Prior to joining Wabtec, Mr. Neupaver served in various positions at AMETEK, Inc., a leading global manufacturer of electronic instruments and electric motors. Most recently he served as President of its Electromechanical Group for nine years.

Alvaro Garcia-Tunon was named Executive Vice President, Chief Financial Officer and Secretary of the Company in December 2010. Mr. Garcia-Tunon was Senior Vice President, Chief Financial Officer and Secretary of the Company from March 2003 until December 2010, Senior Vice President, Finance of the Company from November 1999 until March 2003 and Treasurer of the Company from August 1995 until November 1999.

Raymond T. Betler was named Chief Operating Officer in December 2010. Mr. Betler was Vice President, Group Executive of the Company from August 2008 until December 2010. Prior to joining Wabtec, Mr. Betler served in various positions of increasing responsibility at Bombardier Transportation since 1979. Most recently, Mr. Betler served as President, Total Transit Systems from 2004 until 2008 and before that as President, London Underground Projects from 2002 to 2004.

Charles F. Kovac was named Senior Vice President Freight Group in December 2010. Mr. Kovac was Vice President, Group Executive of the Company from September 2007 until December 2010. Prior to joining Wabtec, Mr. Kovac served as General Manager of the Global Floor Care / Specialty Motors Division of AMETEK, Inc. since 2003. Prior to joining AMETEK, Inc., Mr. Kovac was Chief Operating Officer of The Teleios Group, LLC from 1999 to 2003.

R. Mark Cox was named Vice President, Corporate Development in September 2006. Prior to joining Wabtec, Mr. Cox served as Director of Business Development for the Electrical Group of Eaton Corporation since 2002. Prior to joining Eaton, Mr. Cox was an investment banker with UBS Warburg, Prudential and Stephens.

Patrick D. Dugan was named Vice President, Finance and Corporate Controller in January 2007. Mr. Dugan was Corporate Controller of the Company from November 2003 until January 2007. Prior to joining Wabtec, Mr. Dugan served as Vice President and Chief Financial Officer of CWI International, Inc. from December 1996 to November 2003. Prior to 1996, Mr. Dugan was a Manager with PricewaterhouseCoopers.

Keith P. Hildum was named Vice President and Treasurer in October 2006. He had been serving as Treasurer of the Company since 2001, and prior to that was Vice President, Finance and Administration—Railroad Operations. He has been with Wabtec since 1999, having held various positions with MotivePower Industries. Prior to MotivePower, Mr. Hildum was a Senior Manager with Deloitte & Touche.

Richard A. Mathes was named Vice President, Strategic Planning in December 2010. Mr. Mathes was Vice President, Group Executive of the Company from December 2008 until December 2010. Prior to joining Wabtec, Mr. Mathes was CEO of SCT from 1995 to 2008, having rejoined SCT in 1989 as President. Mr. Mathes had previously been in sales and marketing with SCT from 1979 through 1984 before leaving to pursue other opportunities in the rail industry. He began his 36 year career in the transportation industry in 1972 with the Missouri Pacific Railroad in St. Louis, MO.

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

The Common Stock of the Company is listed on the New York Stock Exchange. As of February 22, 2011, there were 47,960,461 shares of Common Stock outstanding held by 712 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

2010	High	Low	Dividends
First Quarter	$44.54	$36.16	$0.01
Second Quarter	$50.88	$39.18	$0.01
Third Quarter	$48.56	$38.44	$0.01
Fourth Quarter	$53.42	$45.01	$0.01

2009	High	Low	Dividends
First Quarter	$40.74	$23.14	$0.01
Second Quarter	$39.94	$25.19	$0.01
Third Quarter	$40.18	$29.84	$0.01
Fourth Quarter	$42.91	$36.00	$0.01

The Company’s credit agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 8 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

At the close of business on February 22, 2011, the Company’s Common Stock traded at $55.36 per share.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2010, of Wabtec’s common stock, (i) the S&P 500, (ii) and our peer group of manufacturing companies consisting of the following publicly traded companies: The Greenbrier Companies, Inc., L.B. Foster Company, Trinity Industries, Portec Rail Products, Inc. (“Portec”)1 and Freight Car America, Inc.

[1]

Portec was acquired by L.B. Foster Company for $11.80 per share in a transaction which closed on December 27, 2010. Prior to the announcement of the transaction on February 17, 2010, Portec’s shares were trading at $11.23 per share.

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

During the first quarter of 2010, the Company repurchased 75,000 shares at an average price of $41.28 per share. During the second quarter of 2010, the Company repurchased 79,600 shares at an average price of $40.40 per share. During the third quarter of 2010, the Company repurchased 51,960 shares at an average price of $39.83 per share. No additional shares were repurchased during the fourth quarter of 2010. All purchases were on the open market.

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

	Year Ended December 31,
In thousands, except per share amounts	2010	2009	2008	2007	2006
Income Statement Data
Net sales	$1,507,012	$1,401,616	$1,574,749	$1,360,088	$1,087,620
Gross profit	449,078	393,326	427,186	369,619	296,777
Operating expenses	(246,268)	(213,294)	(214,670)	(189,878)	(166,626)

Income from operations (1)	$202,810	$180,032	$212,516	$179,741	$130,151

Interest expense, net	$(15,923)	$(16,674)	$(8,508)	$(3,637)	$(2,177)
Other income (expense), net	(60)	1	292	(3,650)	(1,417)
Income from continuing operations	123,099	115,055	130,554	109,387	86,494
Income (loss) from discontinued operations (net of tax) (2)	—	—	(3)	183	(1,690)

Net income attributable to Wabtec shareholders (3)	$123,099	$115,055	$130,551	$109,570	$84,804

Diluted Earnings per Common Share
Income from continuing operations	$2.56	$2.39	$2.66	$2.24	$1.76
Net income attributable to Wabtec shareholders (3)	$2.56	$2.39	$2.66	$2.24	$1.73

Cash dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04

Fully diluted shares outstanding	48,005	47,977	48,847	48,873	49,108

Balance Sheet Data
Total assets	$1,803,081	$1,585,835	$1,507,520	$1,158,702	$972,842
Cash	236,941	188,659	141,805	234,689	187,979
Total debt	422,075	391,780	387,080	150,250	150,000
Shareholders’ equity	903,387	778,913	645,807	617,268	469,889

(1)	In 2009, includes $3.9 million royalty charge related to the Final Award in the arbitration proceeding between Faiveley Transport Malmo AB and Wabtec.
(2)	In 2006, includes $1.7 million relating to the sale of a non-core product division of Rütgers Rail, S.p.A.
(3)	In 2009, 2008 and 2006, tax benefits of $9.7 million, $1.0 million and $700,000 were recognized, respectively, primarily related to resolving certain tax issues from prior years that have been closed from further regulatory examination. In 2007 and 2006, a tax benefit of $3.1 million and $5.3 million, respectively, was recognized related to deferred taxes, primarily due to the reversal of previously established valuation allowances on deferred tax assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In 2010, about 46% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. In 2010, U.S. freight rail traffic increased due to the improving overall economy and this has had a favorable effect on the Company’s Freight Group. Deliveries of new locomotives and freight cars were lower than 2009 levels, but order rates have picked up in recent quarters. In 2010, revenue ton-miles increased 8.5%, carloadings increased 7.3% and intermodal loadings increased 14.2%, as rail traffic rebounded strongly from the 2008-09 economic recession in the U.S. As a lingering effect from the recession, 2010 deliveries of new freight locomotives decreased about 20% and deliveries of new freight cars decreased about 25%, although both markets are expected to increase in 2011. About 15% of the Company’s revenues are directly related to deliveries of new freight locomotives and freight cars, so an improvement in those markets would have a favorable effect on the Company’s financial results. Whether demand continues to improve will depend largely on continued strength in the overall economy and in rail traffic volumes.

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

The North American transit rail industry is driven by government spending and ridership. Spending under SAFETEA-LU, the federal government’s transportation funding bill increased about 6% in 2009 and remained consistent in 2010, while ridership decreased about 4% and 1% in 2009 and 2010, respectively, due to the recession and its impact on employment levels. Although SAFETEA-LU was scheduled to expire in September 2009, the bill was extended through March 4, 2011, with funding at about 2009 levels. Spending in 2011 is expected to remain at current levels at least until a new bill has been passed. In early 2009, the U.S. federal government passed new spending legislation designed to stimulate the U.S. economy, with up to $20 billion to be spent on freight and passenger transportation, as follows: $8.4 billion for public transportation, $8 billion for high-speed rail, $1.5 billion for discretionary intermodal projects, and $1.3 billion for AMTRAK. Most of this funding has already been allocated to specific projects, and Wabtec expects to benefit slightly from this additional spending, as transit authorities invest in new locomotives and buses.

In 2011, if the economy continues to improve, the Company expects conditions to generally improve in the freight rail market and to be slightly weaker in the passenger transit market. Demand for new freight cars and locomotives are expected to be higher, due to increasing freight rail traffic. In the passenger transit market, the Company believes that stable federal funding and ridership would result in stable demand for new equipment and aftermarket parts; however, most government entities at all levels are expected to continue facing budget issues, which could have a negative effect on demand for the Company’s products and services. In response to current market conditions, Wabtec may continue to take certain actions to reduce costs, including plant consolidations, work force reductions and general spending cuts. Management believes these actions will not affect the company’s ability to continue to invest in its strategic growth initiatives.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is much larger than the transit market in the U.S. Asia-Pacific is the fastest-growing market segment, led by China’s plans to spend at record levels.

In 2011 and beyond, unfavorable general economic and market conditions in the United States and internationally could have a negative impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer order or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy include the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In millions	2010	2009	2008
Net sales	$1,507.0	$1,401.6	$1,574.8
Cost of sales	(1,057.9)	(1,008.3)	(1,147.6)

Gross profit	449.1	393.3	427.2
Selling, general and administrative expenses	(195.9)	(161.0)	(170.6)
Engineering expenses	(40.2)	(42.4)	(39.0)
Amortization expense	(10.2)	(9.9)	(5.1)

Total operating expenses	(246.3)	(213.3)	(214.7)

Income from operations	202.8	180.0	212.5
Interest expense, net	(15.9)	(16.6)	(8.5)
Other income (expense), net	(0.1)	—	0.3

Income from operations before income taxes	186.8	163.4	204.3
Income tax expense	(63.7)	(48.3)	(73.7)

Net income attributable to Wabtec shareholders	$123.1	$115.1	$130.6

2010 COMPARED TO 2009

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2010	2009	Percent Change
Freight Group	$784,504	$588,399	33.3%
Transit Group	722,508	813,217	(11.2)%

Net sales	1,507,012	1,401,616	7.5%
Income from operations	202,810	180,032	12.7%
Net income attributable to Wabtec shareholders	$123,099	$115,055	7.0%

Net sales increased by $105.4 million to $1,507.0 million in 2010 from $1,401.6 million in 2009. The increase is due to higher Freight Group sales of $100.2 million from original equipment and aftermarket, and sales related to acquisitions of $86.1 million. Partially offsetting this increase was lower Transit Group sales of $85.1 million. The Company realized a net sales increase of $4.2 million due to favorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for 2010 was $123.1 million or $2.56 per diluted share. Net income for 2009 was $115.1 million or $2.39 per diluted share. Net income increased due to higher sales volume and operating margins, partially offset by higher income tax expense.

Freight Group sales increased by $196.1 million or 33.3% due to higher sales of $81.8 million from acquisitions, $63.2 million for specialty products, $20.4 million for brake products and $13.6 million for other freight products. For the Freight Group, net sales improved by $14.1 million due to the favorable effects of foreign exchange.

Transit Group’s sales decreased by $90.7 million or 11.2% due to lower brake product sales of $38.9 million, lower transit related product sales of $26.3 million, and other lower sales of $19.0 million from remanufacturing, overhaul and build of locomotives, partially offset by sales from acquisitions of $4.3 million. Transit Group sales are lower due in part to the completion of major contracts, as well as project delays and budget constraints at municipal transit authorities. For the Transit Group, net sales were reduced by $9.9 million due to unfavorable effects of foreign exchange.

Gross profit Gross profit increased to $449.1 million in 2010 compared to $393.3 million in 2009. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In 2010, gross profit, as a percentage of sales, was 29.8% compared to 28.1% in 2009, because of higher sales volume and mix of products. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $2.4 million higher in 2010 compared to 2009 due to increased Freight Group sales. The warranty reserve recorded on the balance sheet is $6.3 million higher at December 31, 2010, compared to December 31, 2009. This is a result of higher warranty expense driven by higher sales and lower claims actually satisfied. In particular, certain Transit Group warranty reserves reflect provisions established for original equipment deliveries in 2010.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2010	2009	Percent Change
Selling, general and administrative expenses	$195,892	$160,998	21.7%
Engineering expenses	40,203	42,447	(5.3)%
Amortization expense	10,173	9,849	3.3%

Total operating expenses	$246,268	$213,294	15.5%

Selling, general, and administrative expenses increased $34.9 million in 2010 compared to 2009 due to expenses from acquisitions, and incentive and non-cash compensation. Engineering expense decreased by $2.2 million in 2010 compared to 2009 as the company focused engineering resources on completing original equipment contracts. Costs related to engineering for specific customer contracts are included in cost of sales. Total operating expenses were 16.3% and 15.2% of sales for 2010 and 2009, respectively.

Income from operations Income from operations totaled $202.8 million or 13.5% of sales in 2010 compared to $180.0 million or 12.8% of sales in 2009. Income from operations increased due to higher sales volume and operating margins.

Interest expense, net Overall interest expense, net, decreased. Interest expense is higher due to increased borrowings, offset by interest income on higher invested cash balances.

Other expense, net The Company recorded foreign exchange expense of $1.0 million due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings. This was offset by $0.9 million of other miscellaneous income.

Income taxes The effective income tax rate was 34.1% and 29.6% in 2010 and 2009, respectively. The increase in the effective tax rate is primarily due to a benefit recorded in 2009 related to the settlement of examinations in various taxing jurisdictions.

Net income Net income for 2010 increased $8.0 million, compared to 2009. The increase in net income is due to higher sales volume and operating margins, partially offset by higher income tax expense.

2009 COMPARED TO 2008

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2009	2008	Percent Change
Freight Group	$588,399	$773,523	(23.9)%
Transit Group	813,217	801,226	1.5%

Net sales	1,401,616	1,574,749	(11.0)%
Income from operations	180,032	212,516	(15.3)%
Net income attributable to Wabtec shareholders	$115,055	$130,551	(11.9)%

Net sales decreased by $173.2 million to $1,401.6 million in 2009 from $1,574.8 million in 2008. The decrease is due to the recession experienced during the previous 12 months, which contributed to lower rail traffic and lower Freight Group sales. Sales related to acquisitions of $114.9 million, partially offset the decrease. The Company realized a net sales reduction of $35.1 million due to unfavorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for 2009 was $115.1 million or $2.39 per diluted share. Net income for 2008 was $130.6 million or $2.66 per diluted share. Net income decreased due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions, partially offset by cost-saving initiatives and lower income taxes. Net income was also decreased by the $3.9 million royalty charge, included in selling, general and administrative expenses, related to the Final Award in the arbitration proceeding between Faiveley Transport Malmo AB and Wabtec.

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

Gross profit Gross profit decreased to $393.3 million in 2009 compared to $427.2 million in 2008. Gross profit is dependent on a number of factors including pricing, sales volume and product mix. In 2009, gross profit, as a percentage of sales, was 28.1% compared to 27.1% in 2008. The gross profit percentage increased due to realized cost savings from downsizing and consolidation actions and increased gross profit in the transit segment due to efficiencies realized on certain long-term contracts. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty between periods. The provision for warranty expense was $3.4 million more in 2009 compared to 2008 due primarily to specific reserves on certain transit products. The warranty reserve recorded on the balance sheet is $1.5 million lower at December 31, 2009, compared to December 31, 2008. This is a result of lower warranty expense compared to claims actually satisfied. The balance sheet warranty reserve decreased at December 31, 2009 compared to December 31, 2008 due higher than normal settlement of claims.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2009	2008	Percent Change
Selling, general and administrative expenses	$160,998	$170,597	(5.6)%
Engineering expenses	42,447	38,981	8.9%
Amortization expense	9,849	5,092	93.4%

Total operating expenses	$213,294	$214,670	(0.6)%

Selling, general, and administrative expenses decreased $9.6 million in 2009 compared to 2008 due to cost-savings initiatives along with lower costs related to incentive compensation plans, partially offset by increased expenses from acquisitions. Engineering expenses increased by $3.4 million in 2009 compared to 2008 due mostly to acquisitions. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense increased $4.8 million due to acquisitions. During 2009, the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. While certain portions of the building are being leased back, this transaction resulted in a gain of $2.1 million and deferred gain of $0.6 million. The deferred gain will be recognized over five years. Total operating expenses were 15.2% and 13.6% of sales for 2009 and 2008, respectively.

Income from operations Income from operations totaled $180.0 million or 12.8% of sales in 2009 compared to $212.5 million or 13.5% of sales in 2008. Income from operations decreased due to lower Freight Group sales, severance and other costs related to downsizing and consolidation actions and the royalty payment to Faiveley Transport Malmo AB, partially offset by cost-saving initiatives.

Interest expense, net Interest expense, net increased $8.1 million in 2009 compared to 2008 due to acquisition financing.

Other expense, net The Company recorded foreign exchange expense of $1.3 million due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated amounts and charged or credited to earnings. This was offset by $1.0 million of other miscellaneous income.

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

Liquidity and Capital Resources

Liquidity is provided by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2010	2009	2008
Cash provided by (used for):
Operating activities	$176,136	$162,300	$155,800
Investing activities	(156,255)	(115,221)	(417,441)
Financing activities:
Proceeds from debt	248,400	197,500	236,000
Payments of debt	(218,083)	(193,324)	(385)
Stock repurchase	(8,381)	(19,654)	(45,796)
Cash dividends	(1,914)	(1,917)	(1,940)
Other	5,826	4,438	1,832

Operating activities. In 2010, 2009 and 2008, cash provided by operations was $176.1 million, $162.3 million and $155.8 million, respectively. In comparison to 2009, cash provided by operations in 2010 resulted from higher net income and higher non-cash items, partially offset by a net increase in working capital. In 2010, accounts receivable increased by $34.3 million, primarily due to higher sales and inventory increased by $1.7 million from the prior year. These increases were partially offset by an increase in accounts payable of $44.3 million. All other operating assets and liabilities, net, used cash of $20.2 million due primarily to the payment timing of certain accrued liabilities.

In comparison to 2008, cash provided by operations in 2009 resulted from a decrease in working capital, lower net income and lower non-cash items. In 2009, accounts receivable decreased by $80.5 million, primarily due to lower sales and inventory decreased $33.4 from the prior year. These decreases were partially offset by a decrease in accounts payable of $48.2 million. All other operating assets and liabilities, net, used cash of $60.1 million due primarily to the payment timing of certain accrued liabilities.

In comparison to 2007, cash provided by operations in 2008 resulted from higher net income, partially offset by a net increase in working capital. In 2008, accounts receivable increased by $20.8 million, primarily due to higher sales and inventory increased by $42.7 million from the prior year. These increases were partially offset by an increase in accounts payable of $14.3 million. All other operating assets and liabilities, net, provided cash of $28.7 million due primarily to the payment timing of certain accrued liabilities.

Investing activities. In 2010, 2009 and 2008, cash used in investing activities was $156.3 million, $115.2 million and $417.4 million, respectively. Net cash paid for acquisitions was $138.2 million, $96.3 million and $398.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Refer to Note 3 of the “Notes to Consolidated Financial Statements” for additional information on acquisitions. In 2009, the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. Capital expenditures were $20.8 million, $18.3 million, and $19.7 million in 2010, 2009 and 2008, respectively.

Financing activities. In 2010, cash provided by financing activities was $25.8 million, which included $248.4 million in proceeds from debt and $185.4 million of repayments of debt on the revolving credit facility, $32.7 million of debt repayments on the term loan and other debt, $1.9 million of dividend payments and $8.4 million of Wabtec stock repurchases. In 2009, cash used for financing activities was $13.0 million, which included $197.5 million in proceeds from debt and $162.5 million of repayments of debt on the revolving credit facility, $30.8 million of debt repayments on the term loan and other debt, $1.9 million of dividend payments and $19.7 million of Wabtec stock repurchases. In 2008, cash provided by financing activities was $189.7 million, which included $236.0 million of borrowings under the new credit facility, offset by $45.8 million of Wabtec stock repurchases.

The following table shows outstanding indebtedness at December 31, 2010 and 2009.

	December 31,
In thousands	2010	2009
6.875% senior notes, due 2013	$150,000	$150,000
Term Loan Facility	137,500	170,000
Revolving Credit Facility	134,000	71,000
Capital Leases	575	780

Total	422,075	391,780
Less—current portion	40,068	32,741

Long-term portion	$382,007	$359,039

Cash balance at December 31, 2010 and 2009 was $236.9 million and $188.7 million, respectively.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At December 31, 2010 the weighted average interest rate on the Company’s variable rate debt was 1.58%. At December 31, 2010, the Company had available bank borrowing capacity, net of $28.9 million of letters of credit, of approximately $137.1 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate is 25 basis points and the Alternate Rate margin is 125 basis points. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into an interest rate swap which effectively converted a portion of the debt from variable to fixed-rate borrowing during the term of the swap contract. On December 31, 2010, the notional value of the interest rate swap outstanding was $137.0 million and effectively changed the Company’s interest rate on bank debt at December 31, 2010 from a variable rate to a fixed rate of 2.27%. The interest rate swap agreement matures at various times through December 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

The 2008 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2008 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to cash flow ratio of 3.25. The Company is in compliance with these measurements and covenants and expects that these measurements will not be any type of limiting factor in executing our operating activities. See Note 8 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2010:

In thousands	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating activities:
Purchase obligations (1)	$58,417	$46,665	$11,211	$541	$—
Operating leases (2)	53,907	10,800	18,845	11,727	12,535
Pension benefit payments (3)	—	10,284	21,165	22,209	54,922
Postretirement benefit payments (4)	—	2,067	4,011	4,292	12,459
Financing activities:
Interest payments (5)	34,078	14,211	19,591	98	178
Long-term debt (6)	422,075	40,065	381,831	71	108
Dividends to shareholders (7)	—	—	—	—	—
Investing activities:
Capital projects (8)	33,000	33,000	—	—	—
Other:
Standby letters of credit (9)	28,920	25,687	260	2,973	—

Total		$182,779	$456,914	$41,911

(1)	Purchase obligations for the purposes of this disclosure have been defined as a contractual obligation that is in excess of $100,000 annually, and $200,000 in total.
(2)	Future minimum payments for operating leases are disclosed by year in Note 14 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(3)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute about $7.2 million to pension plan investments in 2011. See further disclosure in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(4)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Postretirement payments are based on actuarial estimates using current assumptions for discount rates and health care costs. See further disclosure in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(5)	Interest payments are payable January and July of each year at 6.875% of $150 million Senior Notes due in 2013. Interest payments for the Term Loan Facility, Revolving Credit Facility and Capital Leases are based on contractual terms and the Company’s current interest rates.
(6)	Scheduled principal repayments of outstanding loan balances are disclosed in Note 8 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(7)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $1.9 million.
(8)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2011 budget amount was approved at the December 2010 Board of Directors meeting.
(9)	The Company has $28.9 million in outstanding letters of credit for performance and bid bond purposes, which expire in various dates through 2013. Amounts include interest payments based on contractual terms and the Company’s current interest rate.

The above table does not reflect uncertain tax positions of $10.0 million, the timing of which are uncertain except for $1.3 million that may become payable during 2011. Refer to Note 10 of the “Notes to Consolidated Financial Statements” for additional information on uncertain tax positions.

Obligations for operating activities. The Company has entered into $58.4 million of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $13.6 million and $16.0 million in 2010 and 2009, respectively. Benefits paid for post retirement plans were $1.9 million and $1.9 million in 2010 and in 2009, respectively.

Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments, interest payments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $1.9 million annually.

The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2010 initial value of performance bonds issued on the Company’s behalf is about $226.7 million.

Obligations for investing activities. The Company typically spends approximately $25 million to $35 million a year for capital expenditures, primarily related to facility expansion efficiency and modernization, health and safety, and environmental control. The Company expects annual capital expenditures in the future will be within this range.

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

Critical Accounting Policies

The preparation of the financial statements in accordance with generally accepted accounting principles requires Management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, environmental matters, warranty reserves, the testing of goodwill and other intangibles for impairment, pensions and other postretirement benefits, and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, Management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. A discussion of the judgments and uncertainties associated with accounting for derivatives and environmental matters can be found in Notes 2 and 18, respectively, in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

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

We use a combination of a guideline public company market approach and a discounted cash flow model (“DCF model”) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. During the fourth quarter of 2010, the Company used a discount rate for each of it reporting units ranging from 11% to 13% and a terminal growth of 1% to 3%. The difference in discount rates is based on the underlying markets and risks associated with each reporting unit.

Management considers historical experience and all available information at the time the fair values of its business are estimated. However, actual amounts realized may differ from those used to evaluate the impairment of goodwill.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations.

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

	For long-term contracts, revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined.	Provisions are made currently for estimated losses on uncompleted contracts.

Certain pre-production costs relating to long term production and supply contracts have been deferred and will be recognized over the life of the contracts.	Pre-production costs are recognized over the expected life of the contract usually based on the Company’s progress toward the estimated number of units expected to be delivered under the production or supply contract.	A charge to expense for unrecognized portions of pre-production costs could be realized if the Company’s estimate of the number of units to be delivered changes or the underlying contract is cancelled.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 32% and 38% of total long-term debt at December 31, 2010 and 2009, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at December 31, 2010 would increase or decrease interest expense by $1.3 million.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into an interest rate swap which effectively converted a portion of the debt from variable to fixed-rate borrowing during the term of the swap contract. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that the interest rate swap agreement qualifies for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreement and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2010, the Company had interest rate swap agreements with a notional value of $137.0 million and which effectively changed the Company’s interest rate on bank debt at December 31, 2010 from a variable rate to a fixed rate of 2.27%. The interest rate swap agreements mature at various times through December 2012. As of December 31, 2010, the Company recorded a current liability of $2.5 million and a corresponding offset in accumulated other comprehensive loss of $1.5 million, net of tax.

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

We occasionally enter into several types of financial instruments for the purpose of managing our exposure to foreign currency exchange rate fluctuations in countries in which we have significant operations. As of December 31, 2010, we had several such instruments outstanding to hedge currency rate fluctuation in 2010.

At December 31, 2010, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2010, the Company had forward contracts with a notional value of 24.7 million ZAR (or $3.4 million U.S.) with an average exchange rate of 7.19 ZAR per $1 USD, resulting in the recording of a current liability of $192,000 and a corresponding offset in accumulated other comprehensive income of $122,000, net of tax.

At December 31, 2009, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2009, the Company had forward contracts with a notional value of 10.1 million ZAR (or $1.2 million U.S.) with an average exchange rate of 8.21 ZAR per $1 USD, resulting in the recording of a current liability of $110,000 and a corresponding offset in accumulated other comprehensive income of $70,000, net of tax.

We are also subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2010, approximately 54% of Wabtec’s net sales were to the United States, 11% to Canada, 3% to Mexico, 5% to Australia, 2% to Germany, 9% to the United Kingdom, and 16% in other international locations. (See Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report).

Our market risk exposure is not substantially different from our exposure at December 31, 2009.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent public accountants.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2010. Based upon their evaluation, the principal executive officer and principal financial officer concluded that

Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting appears on page 38 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Ernst & Young’s attestation report on internal control over financial reporting appears on page 40 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2011, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010. Information relating to the executive officers of the Company is set forth in Part I.

Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

This table provides aggregate information as of December 31, 2010 concerning equity awards under Wabtec’s compensation plans and arrangements.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	998,389	$27.83	789,493
Equity compensation plans not approved by shareholders	—	—	—

Total	998,389	$27.83	789,493

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

			Page
(a)

	(1)	Financial Statements and Reports on Internal Control

		Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	45

		Report of Independent Registered Public Accounting Firm	46

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	47

		Consolidated Balance Sheets as of December 31, 2010 and 2009	48

		Consolidated Statements of Operations for the three years ended December 31, 2010, 2009 and 2008	49

		Consolidated Statements of Cash Flows for the three years ended December 31, 2010, 2009 and 2008	50

		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2010, 2009 and 2008	51

		Notes to Consolidated Financial Statements	52

	(2)	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts	90

			Filing Method

(b)

		Exhibits

	2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	3

	3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	1

	3.2	Amended and Restated By-Laws of the Company, effective February 15, 2011	16

	4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	5

	4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	5

	4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	5

	4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	5

	10.1	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

		Filing Method
10.2	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.3	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.4	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.5	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.6	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.7	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	8

10.8	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.9	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.10	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended	8

10.11	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	4

10.12	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004	6

10.13	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004	6

10.14	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	7

10.15	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006 *	7

10.16	Stock Purchase Agreement, by and among Wabtec Holding Company, certain shareholders of Schaefer Manufacturing, Inc. and CCP Limited Partnership, dated October 6, 2006	9

10.17	Share Purchase Agreement, by and between BBA Holding Deutschland GmbH and Westinghouse Air Brake Technologies Corporation, dated November 27, 2006 (Exhibits and Schedules omitted, but will be provided to the Commission upon request)	10

10.18	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin	11

10.19	Stock Purchase Agreement, by and between the Company and Polinvest S.r.l., dated May 16, 2008	12

10.20	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	13

		Filing Method
10.21	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, PNC Bank, National Association, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., RBS Greenwich Capital, JP Morgan Chase Bank, Bank of America, N.A., Citizens Bank of Pennsylvania, the Bank of Nova Scotia and First Commonwealth Bank, dated as of November 4, 2008	14

10.22	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Charles F. Kovac, Raymond T. Betler, Richard A. Mathes, R. Mark Cox, Scott E. Wahlstrom and Timothy R. Wesley*	15

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

101.INS**	XBRL Instance Document.	1

101.SCH**	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	1

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).
3	Filed as part of the Company’s Registration Statement on Form S-4 (File No. 333-88903).
4	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-13782), dated November 13, 2001.
5	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-110600).
6	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866) for the period ended December 31, 2004.
7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.
8	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 033-90866) filed on April 13, 2006.
9	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended September 30, 2006.
10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866) for the period ended December 31, 2006.
11	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended June 30, 2007.
12	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended June 30, 2008.
13	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended September 30, 2008.
14	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866) for the period ended December 31, 2008.
15	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended June 30, 2009.
16	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 22, 2011.

*	Management contract or compensatory plan.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Management has excluded Xorail LLC (“Xorail”), G&B Specialties, Inc. (“G&B”), Bach-Simpson Corporation (“Bach-Simpson”) and Swiger Coil Systems (“Swiger”) from its assessment of internal controls over financial reporting as of December 31, 2010 because the Company acquired Xorail effective March 12, 2010, G&B effective July 28, 2010, Bach-Simpson effective August 20, 2010 and Swiger effective November 5, 2010. Xorail, G&B, Bach-Simpson and Swiger are wholly owned subsidiaries whose total assets represents 5.3%, 3.6%, 1.4% and 4.8%, respectively and net income represents 3.8%, 0.4%, -0.3% and -0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Xorail LLC (“Xorail”), G&B Specialties, Inc. (“G&B”), Bach-Simpson Corporation (“Bach-Simpson”) and Swiger Coil Systems (“Swiger”), which are included in the 2010 consolidated financial statements of Westinghouse Air Brake Technologies Corporation and constitute 5.3%, 3.6%, 1.4% and 4.8%, respectively, of total assets as of December 31, 2010, and 3.8%, 0.4%, -0.3% and -0.1%, respectively, of net income for the year then ended. Our audit of internal control over financial reporting of Westinghouse Air Brake Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Xorail, G&B, Bach-Simpson, or Swiger.

In our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Westinghouse Air Brake Technologies Corporation and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 25, 2011

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and par value	2010	2009
Assets
Current Assets
Cash and cash equivalents	$236,941	$188,659
Accounts receivable	258,149	208,260
Inventories	253,491	239,333
Deferred income taxes	39,573	40,533
Other	13,799	12,724

Total current assets	801,953	689,509
Property, plant and equipment	478,023	451,996
Accumulated depreciation	(271,798)	(250,289)

Property, plant and equipment, net	206,225	201,707
Other Assets
Goodwill	545,832	482,978
Other intangibles, net	216,913	187,630
Deferred income taxes	3,346	4,964
Other noncurrent assets	28,812	19,047

Total other assets	794,903	694,619

Total Assets	$1,803,081	$1,585,835

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$170,504	$119,895
Customer deposits	23,810	44,251
Accrued compensation	39,870	30,423
Accrued warranty	20,510	20,025
Current portion of long-term debt	40,068	32,741
Commitments and contingencies	593	373
Other accrued liabilities	53,019	57,640

Total current liabilities	348,374	305,348
Long-term debt	382,007	359,039
Accrued postretirement and pension benefits	60,508	64,078
Deferred income taxes	76,505	52,156
Commitments and contingencies	900	1,110
Accrued warranty	15,003	9,182
Other long-term liabilities	16,397	16,009

Total liabilities	899,694	806,922
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,954,085 and 47,688,695 outstanding at December 31, 2010 and 2009, respectively	662	662
Additional paid-in capital	339,861	329,707
Treasury stock, at cost, 18,220,682 and 18,486,072 shares, at December 31, 2010 and 2009, respectively	(290,081)	(289,137)
Retained earnings	887,406	766,221
Accumulated other comprehensive loss	(38,077)	(30,546)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	899,771	776,907
Non-controlling interest	3,616	2,006

Total shareholders’ equity	903,387	778,913

Total Liabilities and Shareholders’ Equity	$1,803,081	$1,585,835

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
In thousands, except per share data	2010	2009	2008
Net sales	$1,507,012	$1,401,616	$1,574,749
Cost of sales	(1,057,934)	(1,008,290)	(1,147,563)

Gross profit	449,078	393,326	427,186
Selling, general and administrative expenses	(195,892)	(160,998)	(170,597)
Engineering expenses	(40,203)	(42,447)	(38,981)
Amortization expense	(10,173)	(9,849)	(5,092)

Total operating expenses	(246,268)	(213,294)	(214,670)
Income from operations	202,810	180,032	212,516
Other income and expenses
Interest expense, net	(15,923)	(16,674)	(8,508)
Other (expense) income, net	(60)	1	292

Income from continuing operations before income taxes	186,827	163,359	204,300
Income tax expense	(63,728)	(48,304)	(73,746)

Income from continuing operations	123,099	115,055	130,554
Loss from discontinued operations (net of tax)	—	—	(3)

Net income attributable to Wabtec shareholders	$123,099	$115,055	$130,551

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$2.57	$2.41	$2.69

Diluted
Net income attributable to Wabtec shareholders	$2.56	$2.39	$2.66

Weighted average shares outstanding
Basic	47,597	47,499	48,232
Diluted	48,005	47,977	48,847

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2010	2009	2008
Operating Activities
Net income attributable to Wabtec shareholders	$123,099	$115,055	$130,551
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	38,586	35,519	29,826
Stock-based compensation expense	11,765	3,620	10,475
Deferred income taxes	16,248	7,391	4,870
Loss (gain) on disposal of property, plant and equipment	777	(2,913)	2,647
Excess income tax benefits from exercise of stock options	(2,570)	(1,906)	(1,922)
Discontinued operations	—	—	(38)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(34,255)	80,541	(20,841)
Inventories	(1,650)	33,360	(42,726)
Accounts payable	44,294	(48,238)	14,303
Accrued income taxes	(5,811)	841	(511)
Accrued liabilities and customer deposits	(10,181)	(56,203)	31,512
Other assets and liabilities	(4,166)	(4,767)	(2,346)

Net cash provided by operating activities	176,136	162,300	155,800
Investing Activities
Purchase of property, plant and equipment	(20,843)	(18,288)	(19,715)
Proceeds from disposal of property, plant and equipment	418	4,091	447
Acquisitions of businesses, net of cash acquired	(138,198)	(96,283)	(398,132)
Acquisition purchase price adjustments	2,368	(4,741)	(41)

Net cash used for investing activities	(156,255)	(115,221)	(417,441)
Financing Activities
Proceeds from debt	248,400	197,500	236,000
Payments of debt	(218,083)	(193,324)	(385)
Debt financing costs	—	—	(2,858)
Stock repurchase	(8,381)	(19,654)	(45,796)
Proceeds from exercise of stock options and other benefit plans	3,256	2,532	2,768
Excess income tax benefits from exercise of stock options	2,570	1,906	1,922
Cash dividends ($0.04 per share for the year ended December 31, 2010, 2009 and 2008)	(1,914)	(1,917)	(1,940)

Net cash provided by (used for) financing activities	25,848	(12,957)	189,711
Effect of changes in currency exchange rates	2,553	12,732	(20,954)

Increase/(decrease) in cash	48,282	46,854	(92,884)
Cash, beginning of year	188,659	141,805	234,689

Cash, end of year	$236,941	$188,659	$141,805

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands, except share and per share data	Comprehensive Income (Loss)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total
Balance, December 31, 2007		66,174,767	$662	$320,928	(17,476,423)	$(238,131)	$524,538	$9,271		$617,268
Adjustment to Beginning Retained Earnings due to adoption of FAS 158							(66)			(66)
Cash dividends ($0.04 dividend per share)							(1,940)			(1,940)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax				(2,816)	526,913	7,506				4,690
Stock-based Compensation				10,475						10,475
Net income	$130,551						130,551			130,551
Translation adjustment	(59,722)							(59,722)		(59,722)
Unrealized gains on foreign exchange contracts, net of $15 tax	26							26		26
Change in pension and post retirement benefit plans, net of $4,493 tax	(10,115)							(10,115)		(10,115)

Stock Repurchase					(1,317,900)	(45,796)				(45,796)
Total comprehensive income	$60,740

Balance, December 31, 2008		66,174,767	$662	$328,587	(18,267,410)	$(276,421)	$653,083	$(60,540)		$645,371
Cash dividends ($0.04 dividend per share)							(1,917)			(1,917)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax				(2,500)	451,038	6,938				4,438
Stock-based Compensation				3,620						3,620
Net income	$115,055						115,055			115,055
Translation adjustment	32,040							32,040		32,040
Unrealized (loss) on foreign exchange contracts, net of $55 tax	(96)							(96)		(96)
Unrealized (loss) on interest rate swap contracts, net of $25 tax	(38)							(38)		(38)
Change in pension and post retirement benefit plans, net of $2,583 tax	(1,912)							(1,912	) )	(1,912)

Stock Repurchase					(669,700)	(19,654)				(19,654)
Total comprehensive income	$145,049

Balance, December 31, 2009		66,174,767	$662	$329,707	(18,486,072)	$(289,137)	$766,221	$(30,546)		$776,907
Cash dividends ($0.04 dividend per share)							(1,914)			(1,914)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax				(1,611)	471,950	7,437				5,826
Stock-based Compensation				11,765						11,765
Net income	$123,099						123,099			123,099
Translation adjustment	(2,633)							(2,633)		(2,633)
Unrealized (loss) on foreign exchange contracts, net of $30 tax	(52)							(52)		(52)
Unrealized (loss) on interest rate swap contracts, net of $980 tax	(1,495)							(1,495)		(1,495)
Change in pension and post retirement benefit plans, net of $1,807 tax	(3,351)							(3,351)		(3,351)

Stock Repurchase					(206,560)	(8,381)				(8,381)
Total comprehensive income	$115,568

Balance, December 31, 2010		66,174,767	$662	$339,861	(18,220,682)	$(290,081)	$887,406	$(38,077)		$899,771

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In 2010, about 46% of the Company’s revenues came from customers outside the U.S.

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

Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $7.5 million and $7.3 million as of December 31, 2010 and 2009, respectively.

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

The discounted cash flow model requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures for the reporting units. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecasted by the reporting units), as well as projections of future operating margins. During the fourth quarter of 2010, the Company used a discount rate for each of its reporting units ranging from 11% to 13% and a terminal revenue growth rate of 1% to 3%. The difference in the discount rates is based on the underlying markets and risks associated with each of the Company’s reporting units.

The market approach requires several assumptions including EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2010, the Company used EBITDA multiples for its reporting units ranging from 6.0 to 12.0. The difference in the EBITDA multiples is due to the underlying markets associated with each of the Company’s reporting units.

The fair value of each reporting units exceeded the carrying value of each reporting unit by more than 10% as of the date of the Company’s impairment test.

Warranty Costs Warranty costs are accrued based on Management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $22.8 million, $20.4 million and $17.1 million for 2010, 2009 and 2008, respectively. Accrued warranty was $35.5 million and $29.2 million at December 31, 2010 and 2009, respectively.

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

At December 31, 2010, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2010, the Company had forward contracts with a notional value of 24.7 million ZAR (or

$3.4 million U.S.) with an average exchange rate of 7.19 ZAR per $1 USD, resulting in the recording of a current liability of $192,000 and a corresponding offset in accumulated other comprehensive income of $122,000, net of tax.

At December 31, 2009, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2009, the Company had forward contracts with a notional value of 10.1 million ZAR (or $1.2 million U.S.) with an average exchange rate of 8.21 ZAR per $1 USD, resulting in the recording of a current liability of $110,000 and a corresponding offset in accumulated other comprehensive income of $70,000, net of tax.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into an interest rate swap which effectively converted a portion of the debt from variable to fixed-rate borrowing during the term of the swap contract. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that the interest rate swap agreement qualifies for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreement and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2010, the Company had interest rate swap agreements with a notional value of $137.0 million and which effectively changed the Company’s interest rate on bank debt at December 31, 2010 from a variable rate to a fixed rate of 2.27%. The interest rate swap agreements mature at various times through December 2012. As of December 31, 2010, the Company recorded a current liability of $2.5 million and a corresponding offset in accumulated other comprehensive loss of $1.5 million, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830, “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other (expense) income, net were $1.0 million, $1.3 million and $0.4 million for 2010, 2009 and 2008, respectively.

Noncontrolling Interests On January 1, 2009, the Company adopted the amendment under ASC 810 “Consolidation” related to noncontrolling interests in consolidated financial statements. This amendment establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amendment clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. The presentation and disclosure requirements of the amendment require retrospective application to all prior periods presented. In accordance with ASC 810, the Company classified noncontrolling interests as equity on our condensed consolidated balance sheets as of December 31, 2010 and 2009. Net income attributable to noncontrolling interests for the years ended December 31, 2010, 2009 and 2008 was not material.

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

The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $11.9 million and $12.1 million at December 31, 2010 and 2009, respectively.

Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2010, 2009 and 2008.

Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.

Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2010, 2009 and 2008, the Company incurred costs of approximately $40.2 million, $42.4 million and $39.0 million, respectively.

Employees As of December 31, 2010, approximately 28% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective from 2011 through 2013. Agreements expiring in 2011 cover approximately 11% of the Company’s workforce.

Earnings Per Share Basic and diluted earnings per common share is computed in accordance with ASC 260 “Earnings Per Share.” Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and included in the computation of earnings per share pursuant to the two-class method included in ASC 260-10-55. (See Note 11 “Earnings Per Share” included herein)

Reclassifications Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation.

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

3.	ACQUISITIONS AND DISCONTINUED OPERATIONS

The Company made the following acquisitions operating as a business unit or component of a business unit in the Freight Group:

•

On August 20, 2010, the Company acquired Bach-Simpson Corporation (“Bach-Simpson”), a designer and manufacturer of electronic instrumentation devices for rail and transit markets, for a net purchase price of approximately $12.0 million, resulting in preliminary additional goodwill of $3.4 million, of which $2.6 million will be deductible for tax purposes.

•

On July 28, 2010, the Company acquired G&B Specialties, Inc. (“G&B”), a manufacturer of railroad track and signaling products, for a net purchase price of approximately $31.8 million, net of cash received, resulting in preliminary additional goodwill of $13.0 million, none of which will be deductible for tax purposes.

•

On March 12, 2010, the Company acquired Xorail LLC (“Xorail”), a leading provider of signal engineering and design services. The purchase price was $39.9 million, net of cash received, resulting in preliminary additional goodwill of $29.2 million, none of which will be deductible for tax purposes.

•

On October 1, 2009, the Company acquired Unifin International LP, and its affiliate, Cardinal Pumps and Exchangers, Inc. (“Unifin”), a manufacturer of cooling systems and related equipment for the power generation and transmission industry. The purchase price was $92.9 million, net of cash received, resulting in goodwill of $56.4 million, of which $31.3 million will be deductible for tax purposes.

•

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

•

On December 5, 2008, the Company acquired a majority of Beijing Wabtec Huaxia Technology Company, Ltd. (“Huaxia”) for $5.6 million. Huaxia manufactures friction products including brake shoes, pads and linings for the freight car market in China.

The Company made the following acquisitions operating as a business unit or component of a business unit in the Transit Group:

•

On November 5, 2010, the Company acquired substantially all of the assets of Swiger Coil Systems (“Swiger”), a manufacturer of traction motors and electric coils for the rail and power generation markets for a net purchase price of approximately $43.0 million, resulting in a preliminary additional goodwill of $18.4 million, of which all will be deductible for tax purposes.

•

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

The 2010 acquisitions listed above include escrow deposits of $21.2 million, which may be released to the Company for indemnity and other claims in accordance with the purchase and escrow agreements.

For the Swiger, Bach-Simpson, G&B, Xorail and Unifin acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

	Swiger	Bach-Simpson	G&B	Xorail	Unifin
In thousands	November 5, 2010	August 20, 2010	July 28, 2010	March 12, 2010	October 1, 2009
Current assets	$9,650	$3,818	$8,330	$11,147	$8,770
Property, plant & equipment	2,978	213	5,510	2,905	5,552
Goodwill and other intangible assets	33,137	8,494	28,947	35,074	89,855
Other assets	—	—	43	226	1,135

Total assets acquired	45,765	12,525	42,830	49,352	105,312
Total liabilities assumed	(2,759)	(532)	(10,988)	(9,409)	(12,387)

Net assets acquired	$43,006	$11,993	$31,842	$39,943	$92,925

Of the preliminary allocation of $14.8 million of acquired intangible assets for Swiger, exclusive of goodwill, $6.2 million was assigned to customer relationships, $5.1 million was assigned to trade names, $2.4 million was assigned to long-term contracts, $560,000 was assigned to non-compete agreements and $510,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years, the long term contracts average useful life is four years and the non-compete agreements average useful life is two years.

Of the preliminary allocation of $5.1 million of acquired intangible assets for Bach-Simpson, exclusive of goodwill, $2.9 million was assigned to customer relationships, $486,000 was assigned to long-term contracts, $914,000 was assigned to trade names and $752,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years and the long term contracts average useful life is two years.

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

Of the allocation of $33.5 million of acquired intangible assets for Unifin, exclusive of goodwill, $14.8 million was assigned to trade names, $16.2 million was assigned to customer relationships, $278,000 was assigned to patents and $2.2 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 10 years and patents’ average useful life is three years.

On December 31, 2010, the Company acquired Adantech Industria e Comercio de Metal (“Adantech”), a manufacturer of a variety of brake shoes and pads for subway cars, locomotives and freight cars for a net purchase price of approximately $1.9 million, resulting in preliminary additional goodwill of $1.8 million, of which all will be deductible for tax purposes.

On September 15, 2010, the Company formed a joint venture in China to manufacture transformer oil coolers, generator coolers and related products for the power generation market. The Company invested $1.5 million for a 60% interest in Hubei Dengfeng Unifin Electrical Equipment Cooling System Co., Ltd. (“Unifin DF”). On July 22, 2009, the Company acquired certain assets related to the production of rubber products for $3.4 million. On October 27, 2008, the Company acquired certain assets related to the development, sale, service, and maintenance of software programs used in train management systems for $4.5 million. Operating results have been included in the consolidated statement of operations from the acquisition date forward.

On December 31, 2008, the Company invested $2.8 million in Shenyang CNR Wabtec Railway Brake Technology Company, Ltd. (“Shenyang”) for a minority interest in a joint venture Company. On September 9, 2010, the Company invested an additional $8.0 million in this joint venture. Shenyang manufactures braking equipment for the freight car market in China.

The following unaudited pro forma financial information presents income statement results as if Unifin, Xorail, G&B, Bach-Simpson, and Swiger had occurred January 1, 2009:

	For the year ended December 31,
In thousands, except per share	2010	2009
Net sales	$1,559,340	$1,537,429
Gross profit	467,654	446,373
Net income attributable to Wabtec shareholders	128,275	133,943
Diluted earnings per share
As reported	$2.56	$2.39
Pro forma	$2.66	$2.79

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the year ended December 31,
In thousands	2010	2009	2008
Interest paid during the year	$16,814	$17,693	$11,449
Income taxes paid during the year, net of amount refunded	46,106	35,766	62,798
Business acquisitions:
Fair value of assets acquired	$166,048	$111,583	$447,406
Liabilities assumed	26,280	13,760	41,169

Cash paid	139,768	97,823	406,237
Less cash acquired	1,570	1,540	8,105

Net cash paid	$138,198	$96,283	$398,132

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

During the first quarter of 2010, the Company repurchased 75,000 shares at an average price of $41.28 per share. During the second quarter of 2010, the Company repurchased 79,600 shares at an average price of $40.40 per share. During the third quarter of 2010, the Company repurchased 51,960 shares at an average price of $39.83 per share. No additional shares were repurchased during the fourth quarter of 2010. All purchases were on the open market.

During the first quarter of 2009, the Company repurchased 290,000 shares at an average price of $25.08 per share. During the second quarter of 2009, the Company repurchased 379,700 shares at an average price of $32.61 per share. No additional shares were repurchased during the third and fourth quarters of 2009. All purchases were on the open market.

5.	INVENTORIES

The components of inventory, net of reserves, were:

	December 31,
In thousands	2010	2009
Raw materials	$108,768	$98,196
Work-in-process	81,254	87,155
Finished goods	63,469	53,982

Total inventories	$253,491	$239,333

6.	PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

	December 31,
In thousands	2010	2009
Machinery and equipment	$347,389	$328,172
Buildings and improvements	116,888	110,949
Land and improvements	10,323	9,448
Locomotive leased fleet	3,423	3,427

PP&E	478,023	451,996
Less: accumulated depreciation	(271,798)	(250,289)

Total	$206,225	$201,707

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Buildings and improvements	20 to 40
Machinery and equipment	3 to 15
Locomotive leased fleet	4 to 15

Depreciation expense was $28.4 million, $25.7 million, and $24.7 million for 2010, 2009 and 2008, respectively.

7.	INTANGIBLES

Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Goodwill and indefinite lived intangible assets are reviewed annually during the fourth quarter for impairment by applying a fair-value-based test and more frequently when indicators of impairment are present. The fair value was determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Goodwill and indefinite live intangible assets were not impaired at December 31, 2010 and 2009.

Goodwill was $545.8 million and $483.0 million at December 31, 2010 and 2009, respectively. The adjustment to preliminary purchase price allocation of $0.5 million to Goodwill is due to Ricon and Unifin. The change in the carrying amount of goodwill by segment for the year ended December 31, 2010 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2009	$311,230	$171,748	$482,978
Adjustment to preliminary purchase price allocation	1,783	(2,368)	(585)
Acquisition	47,560	18,387	65,947
Foreign currency impact	4,031	(6,539)	(2,508)

Balance at December 31, 2010	$364,604	$181,228	$545,832

As of December 31, 2010 and 2009, the Company’s trademarks had a net carrying amount of $103.5 million and $96.0 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2010	2009
Patents, non-compete, and other intangibles, net of accumulated amortization of $29,431 and $26,135	$14,363	$10,832
Customer relationships, net of accumulated amortization of $13,614 and $7,122	99,039	80,806

Total	$113,402	$91,638

The weighted average useful lives of patents, customer relationships and intellectual property were six years, 16 years and 17 years respectively. Amortization expense for intangible assets was $10.2 million, $9.8 million, and $5.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2011	$10,409
2012	$9,774
2013	$8,808
2014	$8,684
2015	$8,188

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In thousands	2010	2009
6.875% senior notes, due 2013	$150,000	$150,000
Term Loan Facility	137,500	170,000
Revolving Credit Facility	134,000	71,000
Capital Leases	575	780

Total	422,075	391,780
Less—current portion	40,068	32,741

Long-term portion	$382,007	$359,039

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At December 31, 2010, the Company had available bank borrowing capacity, net of $28.9 million of letters of credit, of approximately $137.1 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points. At December 31, 2010 the weighted average interest rate on the Company’s variable rate debt was 1.58%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into an interest rate swap which effectively converted a portion of the debt from variable to fixed-rate borrowing during the term of the swap contract. On December 31, 2010, the notional value of the interest rate swaps outstanding was $137.0 million and effectively changed the Company’s interest rate on bank debt at December 31, 2010 from a variable rate to a fixed rate of 2.27%. The interest rate swap agreements mature at various times through December 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

Debt and Capital Leases

Scheduled principal repayments of debt and capital lease balances as of December 31, 2010 are as follows:

2011	$40,065
2012	40,290
2013	341,541
2014	41
2015	30
Future years	108

Total	$422,075

9.	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German, and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee. The Company uses a December 31 measurement date for the U.S., Canadian, German and U.K. plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

Obligations and Funded Status

	U.S.		International
In thousands	2010	2009	2010	2009
Change in projected benefit obligation
Obligation at beginning of year	$(47,027)	$(46,408)	$(128,997)	$(100,183)
Service cost	(267)	(282)	(2,915)	(2,775)
Interest cost	(2,488)	(2,745)	(7,531)	(6,864)
Employee contributions	—	—	(459)	(438)
Plan curtailments	—	—	(1,040)	(1,015)
Plan amendments	—	(28)	(84)	—
Benefits paid	3,709	4,028	9,864	11,981
Expenses paid	—	—	402	660
Premiums paid	—	—	184	186
Acquisitions	—	—	—	(6,870)
Actuarial loss	(1,550)	(1,592)	(9,318)	(10,138)
Effect of currency rate changes	—	—	(1,257)	(13,541)

Obligation at end of year	$(47,623)	$(47,027)	$(141,151)	$(128,997)

Change in plan assets
Fair value of plan assets at beginning of year	$34,872	$32,164	$112,602	$78,843
Actual return on plan assets	3,724	5,152	12,201	14,984
Employer contributions	4,851	1,584	8,364	11,897
Employee contributions	—	—	459	438
Benefits paid	(3,709)	(4,028)	(9,864)	(11,981)
Expenses paid	—	—	(402)	(660)
Premiums paid	—	—	(184)	(186)
Acquisitions	—	—	—	6,813
Effect of currency rate changes	—	—	2,392	12,454

Fair value of plan assets at end of year	$39,738	$34,872	$125,568	$112,602

Funded status
Fair value of plan assets	$39,738	$34,872	$125,568	$112,602
Benefit obligations	(47,623)	(47,027)	(141,151)	(128,997)

Funded Status	$(7,885)	$(12,155)	$(15,583)	$(16,395)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—	$3,514	$4,124
Current liabilities	—	—	(370)	(376)
Noncurrent liabilities	(7,885)	(12,155)	(18,727)	(20,143)

Net amount recognized	$(7,885)	$(12,155)	$(15,583)	$(16,395)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$(1,086)	$(1,291)
Prior service costs	(222)	(284)	(1,076)	(1,359)
Net actuarial loss	(28,683)	(29,242)	(28,263)	(25,145)

Net amount recognized	$(28,905)	$(29,526)	$(30,425)	$(27,795)

The aggregate accumulated benefit obligation for the U.S. pension plans was $47.2 million and $46.5 million as of December 31, 2010 and 2009, respectively. The aggregate accumulated benefit obligation for the international pension plans was $131.2 million and $119.0 million as of December 31, 2010 and 2009, respectively.

	U.S.		International
In thousands	2010	2009	2010	2009
Information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$(47,623)	$(47,027)	$(73,387)	$(84,624)
Accumulated benefit obligation	(47,217)	(46,472)	(67,298)	(77,767)
Fair value of plan assets	39,738	34,872	54,865	64,105
Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$(47,623)	$(47,027)	$(82,368)	$(84,624)
Fair value of plan assets	39,738	34,872	63,271	64,105

Components of Net Periodic Benefit Costs

	U.S.			International
In thousands	2010	2009	2008	2010	2009	2008
Service cost	$267	$282	$278	$2,915	$2,775	$3,299
Interest cost	2,488	2,745	2,763	7,531	6,864	7,438
Expected return on plan assets	(3,205)	(3,269)	(3,325)	(7,807)	(6,311)	(8,344)
Amortization of initial net obligation	—	—	—	158	180	250
Amortization of prior service cost	62	62	59	222	287	351
Amortization of net loss	1,590	1,392	1,229	1,524	1,418	868
Curtailment loss recognized	—	—	—	1,261	1,528	2,869
Settlement loss recognized	—	—	—	1,030	2,311	1,943

Net periodic benefit cost	$1,202	$1,212	$1,004	$6,834	$9,052	$8,674

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2010 are as follows:

In thousands	U.S.	International
Net loss arising during the year	$(1,031)	$(4,992)
Effect of exchange rates	—	(776)
Amortization, settlement, or curtailment recognition of net transition obligation	—	158
Amortization or curtailment recognition of prior service cost	62	426
Amortization or settlement recognition of net loss	1,590	2,554

Total recognized in other comprehensive income (loss)	$621	$(2,630)

Total recognized in net periodic benefit cost and other comprehensive loss	$(581)	$(9,464)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International
	2010	2009	2008	2010	2009	2008
Discount rate	5.20%	5.75%	6.25%	5.43%	6.11%	6.69%
Expected return on plan assets	8.00%	8.00%	8.00%	6.94%	7.34%	7.15%
Rate of compensation increase	3.00%	3.00%	3.00%	3.17%	3.28%	3.47%

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

As of December 31, 2010 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2011.

In thousands	U.S.	International
Net transition obligation	$—	$159
Prior service cost	62	210
Net actuarial loss	2,364	1,622

	$2,426	$1,991

Pension Plan Assets

The Company has established formal investment policies for the assets associated with our pension plans. Objectives include maximizing long-term return at acceptable risk levels and diversifying among asset classes. Asset allocation targets are based on periodic asset liability study results which help determine the appropriate investment strategies. The investment policies permit variances from the targets within certain parameters. The composition plan assets consist primarily of equity security funds, debt security funds, and temporary cash and cash equivalent investments. The assets held in these funds are generally passively managed and are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The balanced fund provides long-term growth and income by investing in a diversified portfolio of approximately 60% equities and 40% bonds. All plan assets are considered Level 1 based on the fair value valuation hierarchy (See Note 17 “Fair Value Measurement” included herein). Plan assets by asset category at December 31, 2010 and 2009 are as follows:

	U.S.		International
In thousands	2010	2009	2010	2009
Pension Plan Assets
Equity security funds	$24,282	$20,735	$74,501	$62,901
Debt security funds	14,947	13,755	47,575	37,958
Balanced fund	—	—	—	7,101
Cash and cash equivalents	509	382	3,492	4,642

Fair value of plan assets	$39,738	$34,872	$125,568	$112,602

The U.S. and International pension plans have target asset allocations of 60% equity securities and 40% debt securities. Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Rebalancing of the asset allocation occurs on a quarterly basis.

Cash Flows

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $1.3 million to the U.S. plans and $5.9 million to the international plans during 2011.

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2011	$3,423	$6,861
2012	3,546	6,975
2013	3,543	7,101
2014	3,559	7,341
2015	3,567	7,742
2016 through 2020	17,570	37,352

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

Obligations and Funded Status

	U.S.		International
In thousands	2010	2009	2010	2009
Change in projected benefit obligation
Obligation at beginning of year	$(29,060)	$(31,228)	$(4,827)	$(2,790)
Service cost	(45)	(84)	(60)	(44)
Interest cost	(1,599)	(1,719)	(300)	(240)
Plan amendments	2,074	2,744	71	—
Plan curtailments	—	1,330	164	324
Benefits paid	1,590	1,736	332	166
Acquisitions	—	—	—	(1,392)
Actuarial (loss) gain	(4,574)	(1,839)	498	(325)
Effect of currency rate changes	—	—	(227)	(526)

Obligation at end of year	$(31,614)	$(29,060)	$(4,349)	$(4,827)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	1,590	1,736	332	166
Benefits paid	(1,590)	(1,736)	(332)	(166)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status
Fair value of plan assets	$—	$—	$—	$—
Benefit obligations	(31,614)	(29,060)	(4,349)	(4,827)

Funded status	$(31,614)	$(29,060)	$(4,349)	$(4,827)

	U.S.		International
In thousands	2010	2009	2010	2009
Amounts recognized in the statement of financial position consist of:
Current liabilities	$(1,712)	$(1,753)	$(355)	$(354)
Noncurrent liabilities	(29,902)	(27,307)	(3,994)	(4,473)

Net amount recognized	$(31,614)	$(29,060)	$(4,349)	$(4,827)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$—	$—
Prior service credit	17,933	18,422	748	862
Net actuarial (loss) gain	(31,319)	(28,123)	973	323

Net amount recognized	$(13,386)	$(9,701)	$1,721	$1,185

Components of Net Periodic Benefit Cost

	U.S.			International
In thousands	2010	2009	2008	2010	2009	2008
Service cost	$45	$84	$242	$60	$44	$50
Interest cost	1,599	1,719	2,005	300	240	203
Amortization of initial net obligation	—	—	—	—	15	27
Amortization of prior service credit	(2,563)	(2,515)	(2,420)	(225)	(203)	(336)
Amortization of net loss (gain)	1,378	1,246	1,657	(50)	(62)	(9)
Curtailment gain recognized	—	(1,330)	—	—	—	(1,136)

Net periodic benefit (credit) cost	$459	$(796)	$1,484	$85	$34	$(1,201)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2010 are as follows:

In thousands	U.S.	International
Prior service cost	$2,074	$71
Net (loss) gain arising during the year	(4,574)	662
Effect of exchange rates	—	78
Amortization or curtailment recognition of prior service cost	(2,563)	(225)
Amortization or settlement recognition of net loss (gain)	1,378	(50)

Total recognized in other comprehensive (loss) income	$(3,685)	$536

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(4,144)	$451

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds.

	U.S.			International
	2010	2009	2008	2010	2009	2008
Discount rate	5.20%	5.75%	6.25%	5.50%	6.40%	7.50%

As of December 31, 2010 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2011.

In thousands	U.S.	International
Prior service credit	$(2,661)	$(241)
Net actuarial loss (gain)	1,684	(142)

	$(977)	$(383)

The assumed health care cost trend rate for the U.S. plans grades from an initial rate of 7.6% to an ultimate rate of 4.5% by 2027 and for international plans from 8.4% to 4.5% by 2030. A 1% increase in the assumed health care cost trend rate will increase the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $204,000 and $44,000, respectively, for 2011, and increase the accumulated postretirement benefit obligation by approximately $3.9 million and $335,000, respectively. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $173,000 and $37,000, respectively, for 2011, and decrease the accumulated postretirement benefit obligation by approximately $3.3 million and $285,000, respectively.

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2011	$1,712	$355
2012	1,630	355
2013	1,666	360
2014	1,739	370
2015	1,808	375
2016 through 2020	10,398	2,061

Defined Contribution Plans

The Company also participates in certain defined contribution plans and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended December 31,
In thousands	2010	2009	2008
Multi-employer pension and health & welfare plans	$2,831	$990	$1,356
401(k) savings and other defined contribution plans	8,030	8,685	8,315

Total	$10,861	$9,675	$9,671

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2010 and 2009, the plan held on behalf of its participants about 433,300 shares with a market value of $22.9 million, and 428,000 shares with a market value of $17.5 million, respectively.

Additionally, the Company has stock option based benefit and other plans further described in Note 12.

10.	INCOME TAXES

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

	For the year ended December 31,
In thousands	2010	2009	2008
Domestic	$113,430	$105,122	$145,791
Foreign	73,397	58,237	58,509

Income from continuing operations	$186,827	$163,359	$204,300

No provision has been made for U.S., state, or additional foreign taxes related to undistributed earnings of $182.9 million of foreign subsidiaries which have been or are intended to be permanently re-invested.

The consolidated provision for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2010	2009	2008
Current taxes
Federal	$24,570	$19,174	$44,651
State	3,671	3,625	5,505
Foreign	19,239	18,114	18,719

	$47,480	$40,913	$68,875
Deferred taxes
Federal	11,205	6,426	6,309
State	1,163	1,485	1,371
Foreign	3,880	(520)	(2,810)

	16,248	7,391	4,870

Total provision	$63,728	$48,304	$73,745

The consolidated income tax provision is included in the Statement of Income as follows:

	For the year ended December 31,
In thousands	2010	2009	2008
Continuing operations	$63,728	$48,304	$73,746
Income (loss) from discontinued operations	—	—	(1)

Total provision	$63,728	$48,304	$73,745

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on continuing operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2010	2009	2008
U. S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.0	2.2	2.5
Tax reserves	0.2	(5.1)	0.5
Foreign	(1.9)	(1.4)	(1.0)
Research and development credit	(1.0)	(0.9)	(1.0)
Other, net	(0.2)	(0.2)	0.1

Effective rate	34.1%	29.6%	36.1%

The effective income tax rate for 2009 included a net tax benefit of approximately $9.7 million which is due primarily to the settlement of examinations in various tax jurisdictions.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes. These deferred income taxes will be recognized as future tax benefits or costs when the temporary differences reverse.

Components of deferred tax assets and liabilities were as follows:

	December 31,
In thousands	2010	2009
Deferred income tax assets:
Accrued expenses and reserves	$10,035	$11,834
Warranty reserve	11,832	9,986
Deferred comp/employee benefits	7,754	9,328
Pension and postretirement obligations	19,137	18,802
Inventory	7,461	7,792
State net operating loss	3,022	3,125
Foreign net operating loss	—	421
Tax credit carry forwards	4,795	4,360
Other	—	1,330

Gross deferred income tax assets	64,036	66,978
Valuation allowance	(2,471)	(2,121)

Total deferred income tax assets	61,565	64,857
Deferred income tax liabilities:
Property, plant & equipment	21,090	19,703
Intangibles	70,937	51,813
Other	3,124	—

Total deferred income tax liabilities	95,151	71,516

Net deferred income tax liability	$(33,586)	$(6,659)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. State net operating loss carryforwards exist in the amount of $58.3 million and are set to expire in various periods from 2012 to 2031.

Federal and foreign tax credits of approximately $1.8 million related to Research and Development credits have been fully utilized in 2010. State tax credits of approximately $866,000 are available and consist of various Machinery & Equipment, Research and Development, and Jobs related credits.

As of December 31, 2010, the liability for income taxes associated with uncertain tax positions was $10.0 million, of which $3.1 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2009, the liability for income taxes associated with uncertain tax positions was $10.0 million, of which $2.6 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the liability for income taxes associated with uncertain tax positions follows:

In thousands	2010	2009	2008
Gross liability for uncertain tax positions at beginning of year	$9,981	$17,102	$17,203
Gross increases—uncertain tax positions in prior periods	2,117	655	—
Gross decreases—uncertain tax positions in prior periods	(1,564)	(562)	—
Gross increases—current period uncertain tax positions	313	1,661	2,614
Gross decreases—audit settlements during year	(751)	(8,753)	(597)
Gross decreases—expiration of audit statute of limitations	(122)	(122)	(2,118)

Gross liability for uncertain tax positions at end of year	$9,974	$9,981	$17,102

The Company includes interest and penalties related to uncertain tax positions in income tax expense. The total interest and penalties accrued as of December 31, 2010 and 2009 are approximately $3.1 million and $1.7 million, respectively.

The Internal Revenue Service is currently auditing the 2008 and 2009 tax years. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2007.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $3.4 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

11.	EARNINGS PER SHARE

The computation of earnings per share from continuing operations is as follows:

	For the Year Ended December 31,
In thousands, except per share	2010	2009	2008
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$123,099	$115,055	$130,551
Less: dividends declared—common shares and non-vested restricted stock	(1,914)	(1,917)	(1,940)

Undistributed earnings	121,185	113,138	128,611
Percentage allocated to common shareholders (1)	99.5%	99.5%	99.5%

	120,579	112,572	127,968
Add: dividends declared—common shares	1,905	1,908	1,930

Numerator for basic and diluted earnings per common share	$122,484	$114,480	$129,898

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,597	47,499	48,232
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	408	478	614

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,005	47,977	48,846

Net income per common share attributable to Wabtec shareholders
Basic	$2.57	$2.41	$2.69
Diluted	$2.56	$2.39	$2.66
(1) Basic weighted-average common shares outstanding	47,597	47,499	48,232
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,828	47,724	48,486
Percentage allocated to common shareholders	99.5%	99.5%	99.5%

Options to purchase approximately 15,000, 79,200, and 32,400 shares of Common Stock were outstanding in 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

12.	STOCK-BASED COMPENSATION PLANS

As of December 31, 2010, the Company maintains employee stock-based compensation plans for stock options, non-vested restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the 2000 Plan). As of December 31, 2010, shares available for future grants under the 2000 Plan is 669,795 shares. No awards may be made under the 2000 Plan subsequent to January 31, 2016. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan).

Stock-based compensation expense was $11.8 million, $3.6 million and $10.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recognized associated tax benefits related to the stock-based compensation plans of $3.0 million, $1.6 million and $3.3 million for the respective periods. Included in the stock-based compensation expense for 2010 above is $2.2 million of expense related to stock options, $3.7 million related to non-vested restricted stock, $5.0 million related to incentive stock awards and $900,000 related to awards issued for Directors’ fees. At December 31, 2010, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock awards expected to vest totaled $13.6 million and will be recognized over a weighted average period of 1.3 years.

Stock Options Under the 2000 Plan, stock options are granted to eligible employees at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Generally, the options become exercisable over a three or four year vesting period and expire ten years from the date of grant.

The Directors Plan, as amended, authorizes a total of 500,000 shares of Common Stock to be issued. Generally, options issued under the plan become exercisable over a three-year vesting period and expire ten years from the date of grant and restricted stock issued under the plan vests one year from the date of grant. In addition, as compensation for directors’ fees, a total of 13,500 shares have been awarded to non-employee directors for each of the years ended December 31, 2009 and 2008. No awards may be made under the plan subsequent to October 31, 2016. As compensation for directors’ fees for the year ended December 31, 2010, the Company issued a total of 18,302 shares of restricted stock to non-employee directors. The total number of shares issued under the plan as of December 31, 2010 was 380,302 shares.

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the years ended December 31:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2007	1,009,494	$14.61	5.2	$20,022
Granted	269,500	35.93		1,029
Exercised	(207,000)	13.48		(5,437)
Canceled	(17,750)	20.37		(344)

Outstanding at December 31, 2008	1,054,244	$20.16	5.5	$20,655
Granted	313,000	30.23		3,320
Exercised	(199,879)	13.57		(5,450)
Canceled	(48,112)	26.16		(706)

Outstanding at December 31, 2009	1,119,253	$23.89	6.1	$16,136
Granted	120,125	38.21		1,764
Exercised	(232,289)	14.02		(9,030)
Canceled	(8,700)	33.30		(170)

Outstanding at December 31, 2010	998,389	$27.83	6.2	$25,018

Exercisable at December 31, 2010	543,705	$22.88	5.0	$16,317

Options outstanding at December 31, 2010 were as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Currently Exercisable	Weighted Average Exercise Price of Options Currently Exercisable
Under $13.00	149,865	$11.18	1.9	149,865	$11.18
13.00 – 20.00	117,931	15.92	2.9	117,931	15.92
20.00 – 25.00	19,667	21.46	4.1	19,667	21.46
25.00 – 30.00	311,751	28.97	7.7	113,751	28.92
Over 30.00	399,175	37.03	7.8	142,491	36.32

	998,389	$27.83		543,705	$22.88

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2010	2009	2008
Dividend yield	.10%	.13%	.11%
Risk-free interest rate	3.2%	2.1%	3.5%
Stock price volatility	46.1	43.1	33.9
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the year	$15.69	$11.30	$12.24

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

Non-Vested Restricted Stock and Incentive Stock Awards Under the 2000 Plan, eligible employees are granted non-vested restricted stock that generally vest over three or four years from the date of grant. In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the maximum number of shares that may ultimately vest. As of December 31, 2010, based on the Company’s performance, we estimate that the majority of these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

The following table summarizes the non-vested restricted stock and incentive stock awards activity and related information for both the 2000 Plan and Directors Plan for the years ended December 31:

	Non-Vested Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	301,500	694,049	$29.65
Granted	79,000	301,000	35.50
Vested	(83,708)	(243,913)	20.56
Canceled	(17,000)	(51,470)	27.30

Outstanding at December 31, 2008	279,792	699,666	$35.12
Granted	89,500	174,000	29.00
Vested	(105,833)	(170,334)	36.39
Canceled	(22,175)	(435,540)	34.70

Outstanding at December 31, 2009	241,284	267,792	$31.65
Granted	160,427	158,492	39.17
Vested	(114,509)	(99,318)	33.36
Canceled	(10,575)	29,361	34.94

Outstanding at December 31, 2010	276,627	356,327	$33.14

Compensation expense for the non-vested restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

13.	OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were:

	December 31,
In thousands	2010	2009
Foreign currency translation gain	$10,267	$12,900
Unrealized loss on foreign exchange contracts, net of tax of $70 and $40	(122)	(70)
Unrealized loss on interest rate swap contracts, net of tax of $1,005 and $25	(1,533)	(38)
Pension benefit plans and post retirement benefit plans, net of tax of $(24,305) and $(22,499)	(46,689)	(43,338)

Total accumulated other comprehensive loss	$(38,077)	$(30,546)

14.	OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.

Total net rental expense charged to operations in 2010, 2009, and 2008 was $9.8 million, $8.5 million and $8.1 million respectively. The amounts above are shown net of sublease rentals of $0.2 million, zero and $1.6 million for the years 2010, 2009 and 2008, respectively.

Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

In thousands	Real Estate	Equipment	Total
2011	$9,223	$1,578	$10,801
2012	8,514	1,274	9,788
2013	8,019	1,039	9,058
2014	6,164	642	6,806
2015	4,328	592	4,920
2016 and after	12,328	207	12,535

15.	WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended December 31,
In thousands	2010	2009
Balance at beginning of period	$29,207	$30,676
Warranty expense	22,841	20,456
Acquisitions	215	271
Adjustment to preliminary purchase allocation	—	(1,095)
Warranty payments	(16,750)	(21,101)

Balance at end of period	$35,513	$29,207

16.	PREFERRED STOCK

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2010 and 2009 there was no preferred stock issued or outstanding.

17.	FAIR VALUE MEASUREMENT

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2010, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at December 31, 2010	Fair Value Measurements at December 31, 2010 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$(192)	$—	$(192)	$—
Interest rate swap agreements	(2,538)	—	(2,538)	—

Total	$(2,730)	$—	$(2,730)	$—

The following table provides the asset carried at fair value measured on a recurring basis as of December 31, 2009, which is included in other current assets on the Condensed Consolidated Balance sheet:

	Total Carrying Value at December 31, 2009	Fair Value Measurements at December 31, 2009 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$(110)	$—	$(110)	$—
Interest rate swap agreements	(63)	—	(63)	—

Total	$(173)	$—	$(173)	$—

As a result of our global operating activities the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, the Company minimizes these risks through entering into foreign currency forward contracts. The foreign currency forward contracts are valued using broker quotations, or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within level 2.

The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. All plan assets are considered Level 1 based on the fair value valuation hierarchy (See Note 9 “Employee Benefit Plans” included herein).

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

The Company is subject to a RCRA Part B Closure Permit (“the Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Inc. (Boise, Idaho) facility. In compliance with the Permit, the Company has completed an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. Reflected in the commitments and contingencies line of the consolidated balance sheet, the Company has accruals of approximately $571,000 at December 31, 2010, the estimated remaining costs for remediation and monitoring. The Company was in compliance with the Permit at December 31, 2010.

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

Reflected in the commitments and contingencies line of the consolidated balance sheet, the Company has reserves of $369,000 at December 31, 2010, relating to certain sales leaseback transactions, for locomotives that were assumed in connection with the MotivePower merger in 1999.

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

On May 14, 2010, Faiveley Transport USA, Inc., Faiveley Transport Nordic AB, Faiveley Transport Amiens S.A.S, and Ellcon National, Inc. filed a complaint against Wabtec Corporation in the U.S. District Court for the Southern District of New York. That complaint was amended on June 8, 2010. The claims in the amended complaint include misappropriation of trade secrets, unfair competition, tortious interference with prospective business relations, tortious interference with prospective economic advantage, and unjust enrichment. On June 25, 2010, the Company filed a motion to dismiss the Faiveley entities’ amended complaint in its entirety. That motion to dismiss was denied. In November 2010, the plaintiffs asserted a claim for $17.2 million in compensatory and other unspecified damages. The Company is vigorously contesting all claims and does not believe that they would result in any material legal liability. On December 10, 2010 the Company filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. Briefing on those motions was completed on December 29, 2010 and oral argument was heard on January 7, 2011. Trial is scheduled to begin on June 13, 2011

From time to time the Company is involved in litigation relating to claims arising out of its operations in the ordinary course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its financial condition, results of operations or liquidity.

19.	SEGMENT INFORMATION

Wabtec has two reportable segments—the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type. The business segments are:

Freight Group primarily manufactures and services components for new and existing freight cars and locomotives, builds new switcher locomotives, rebuilds freight locomotives, supplies railway electronics, positive train control equipment, signal design and engineering services, and provides related heat exchange and cooling systems. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities.

Transit Group primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives and refurbishes subway cars. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of subway cars and buses around the world.

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

Segment financial information for 2010 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$784,504	$722,508	—	$1,507,012
Intersegment sales/(elimination)	17,740	3,437	(21,177)	—

Total sales	$802,244	$725,945	$(21,177)	$1,507,012

Income (loss) from operations	$122,127	$95,563	$(14,880)	$202,810
Interest expense and other	—	—	(15,983)	(15,983)

Income (loss) from continuing operations before income taxes	$122,127	$95,563	$(30,863)	$186,827

Depreciation and amortization	26,336	11,580	670	38,586
Capital expenditures	11,765	8,016	1,062	20,843
Segment assets	1,543,839	903,879	(644,637)	1,803,081

Segment financial information for 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$588,399	$813,217	—	$1,401,616
Intersegment sales/(elimination)	26,040	2,442	(28,482)	—

Total sales	$614,439	$815,659	$(28,482)	$1,401,616

Income (loss) from operations	$74,101	$128,795	$(22,864)	$180,032
Interest expense and other	—	—	(16,673)	(16,673)

Income (loss) from continuing operations before income taxes	$74,101	$128,795	$(39,537)	$163,359

Depreciation and amortization	22,128	12,940	451	35,519
Capital expenditures	9,199	7,791	1,298	18,288
Segment assets	1,226,145	929,855	(570,165)	1,585,835

Segment financial information for 2008 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$773,523	$801,226	—	$1,574,749
Intersegment sales/(elimination)	22,558	2,615	(25,173)	—

Total sales	$796,081	$803,841	$(25,173)	$1,574,749

Income (loss) from operations	$133,463	$98,792	$(19,739)	$212,516
Interest expense and other	—	—	(8,216)	(8,216)

Income (loss) from continuing operations before income taxes	$133,463	$98,792	$(27,955)	$204,300

Depreciation and amortization	16,206	12,916	704	29,826
Capital expenditures	12,178	7,164	373	19,715
Segment assets	1,055,621	883,440	(431,541)	1,507,520

The following geographic area data as of and for the years ended December 31, 2010, 2009 and 2008, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2010	2009	2008	2010	2009	2008
United States	$815,001	$838,263	$930,160	$125,081	$121,427	$130,890
Canada	172,509	134,811	136,282	16,290	17,203	14,694
Mexico	45,079	31,515	55,150	5,946	6,778	6,012
United Kingdom	130,346	139,804	179,861	6,747	6,490	5,935
Australia	76,168	59,016	72,037	5,373	5,216	4,529
Italy	41,653	38,989	39,102	19,801	19,798	21,560
China	30,052	18,372	10,316	2,925	269	227
Germany	29,992	33,478	32,348	14,203	15,242	15,663
Other international	166,212	107,368	119,493	9,859	9,284	7,948

Total	$1,507,012	$1,401,616	$1,574,749	$206,225	$201,707	$207,548

Export sales from the Company’s United States operations were $327.2 million, $241.3 million and $261.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Sales by product are as follows:

In thousands	2010	2009	2008
Freight Electronics & Specialty Products	$482,406	$333,760	$393,288
Brake Products	441,831	465,079	545,528
Remanufacturing, Overhaul & Build	272,527	285,466	338,354
Other Transit Products	220,152	247,485	223,419
Other	90,096	69,826	74,160

Total Sales	$1,507,012	$1,401,616	$1,574,749

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	2010		2009
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Foreign exchange contracts	$(2,538)	$(2,538)	$(110)	$(110)
Interest rate swap agreements	(192)	(192)	(63)	(63)
6.875% senior notes	150,000	157,500	150,000	151,500

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

Balance Sheet for December 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$42,714	$13,226	$181,001	$—	$236,941
Accounts receivable	371	149,015	108,763	—	258,149
Inventories	—	183,607	69,884	—	253,491
Other current assets	41,600	2,700	9,072	—	53,372

Total current assets	84,685	348,548	368,720	—	801,953
Property, plant and equipment, net	2,614	122,467	81,144	—	206,225
Goodwill	7,980	395,902	141,950	—	545,832
Investment in Subsidiaries	2,380,766	533,249	403,412	(3,317,427)	—
Other intangibles, net	—	155,475	61,438	—	216,913
Other long term assets	(5,279)	(1,928)	39,365	—	32,158

Total assets	$2,470,766	$1,553,713	$1,096,029	$(3,317,427)	$1,803,081

Current liabilities	$66,722	$174,188	$107,464	$—	$348,374
Intercompany	1,043,791	(1,097,899)	54,108	—	—
Long-term debt	381,500	258	249	—	382,007
Other long term liabilities	75,366	33,570	60,377	—	169,313

Total liabilities	1,567,379	(889,883)	222,198	—	899,694
Stockholders’ equity	903,387	2,443,596	873,831	(3,317,427)	903,387

Total Liabilities and Stockholders’ Equity	$2,470,766	$1,553,713	$1,096,029	$(3,317,427)	$1,803,081

Balance Sheet for December 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$12,026	$12,124	$164,509	$—	$188,659
Accounts receivable	522	121,203	86,535	—	208,260
Inventories	—	166,638	72,695	—	239,333
Other current assets	38,038	5,040	10,179	—	53,257

Total current assets	50,586	305,005	333,918	—	689,509
Property, plant and equipment, net	2,232	119,195	80,280	—	201,707
Goodwill	7,980	337,603	137,395	—	482,978
Investment in Subsidiaries	2,102,458	452,653	382,942	(2,938,053)	—
Other intangibles, net	—	127,705	59,925	—	187,630
Other long term assets	(1,416)	(7,360)	32,787	—	24,011

Total assets	$2,161,840	$1,334,801	$1,027,247	$(2,938,053)	$1,585,835

Current liabilities	$55,907	$158,077	$91,364	$—	$305,348
Intercompany	907,149	(986,903)	79,754	—	—
Long-term debt	358,500	316	223	—	359,039
Other long term liabilities	61,371	18,575	62,589	—	142,535

Total liabilities	1,382,927	(809,935)	233,930	—	806,922
Stockholders’ equity	778,913	2,144,736	793,317	(2,938,053)	778,913

Total Liabilities and Stockholders’ Equity	$2,161,840	$1,334,801	$1,027,247	$(2,938,053)	$1,585,835

Income Statement for the Year Ended December 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,089,937	$497,851	$(80,776)	$1,507,012
Cost of sales	1,152	(725,704)	(383,975)	50,593	(1,057,934)

Gross profit (loss)	1,152	364,233	113,876	(30,183)	449,078
Total operating expenses	(46,891)	(135,745)	(63,632)	—	(246,268)

(Expense) income from operations	(45,739)	228,488	50,244	(30,183)	202,810
Interest (expense) income, net	(22,749)	5,911	915	—	(15,923)
Other (expense) income, net	4,928	1,139	(6,127)	—	(60)
Equity earnings (loss)	215,042	34,613	—	(249,655)	—

Pretax income (loss)	151,482	270,151	45,032	(279,838)	186,827
Income tax expense	(28,383)	(13,461)	(21,884)	—	(63,728)

Net income (loss) attributable to Wabtec shareholders	$123,099	$256,690	$23,148	$(279,838)	$123,099

Income Statement for the Year Ended December 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,055,493	$421,762	$(75,639)	$1,401,616
Cost of sales	1,662	(726,375)	(322,833)	39,256	(1,008,290)

Gross profit (loss)	1,662	329,118	98,929	(36,383)	393,326
Total operating expenses	(37,045)	(118,604)	(57,645)	—	(213,294)

(Expense) income from operations	(35,383)	210,514	41,284	(36,383)	180,032
Interest (expense) income, net	(23,207)	5,917	616	—	(16,674)
Other (expense) income, net	1,313	(9,869)	8,557	—	1
Equity earnings (loss)	185,071	32,362	—	(217,433)	—

Pretax income (loss)	127,794	238,924	50,457	(253,816)	163,359
Income tax expense	(12,739)	(11,880)	(23,685)	—	(48,304)

Net income (loss) attributable to Wabtec shareholders	$115,055	$227,044	$26,772	$(253,816)	$115,055

Income Statement for the Year Ended December 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,154,546	$527,908	$(107,705)	$1,574,749
Cost of sales	(163)	(763,456)	(440,910)	56,966	(1,147,563)

Gross profit (loss)	(163)	391,090	86,998	(50,739)	427,186
Total operating expenses	(54,166)	(110,855)	(49,649)	—	(214,670)

(Expense) income from operations	(54,329)	280,235	37,349	(50,739)	212,516
Interest (expense) income, net	(20,620)	8,432	3,680	—	(8,508)
Other income (expense), net	43	5,051	(4,802)	—	292
Equity earnings (loss)	249,331	35,127	—	(284,458)	—

Pretax income (loss)	174,425	328,845	36,227	(335,197)	204,300
Income tax expense	(43,874)	(12,543)	(17,329)	—	(73,746)

Income (loss) from continuing operations	130,551	316,302	18,898	(335,197)	130,554
Income (loss) from discontinued operations (net of tax)	—	—	(3)	—	(3)

Net income (loss) attributable to Wabtec shareholders	$130,551	$316,302	$18,895	$(335,197)	$130,551

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Year Ended December 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$5,719	$381,874	$68,381	$(279,838)	$176,136
Net cash used in investing activities	(1,062)	(124,006)	(31,187)	—	(156,255)
Net cash provided by (used in) financing activities	26,031	(256,766)	(23,255)	279,838	25,848
Effect of changes in currency exchange rates	—	—	2,553	—	2,553

Increase in cash	30,688	1,102	16,492	—	48,282
Cash, beginning of period	12,026	12,124	164,509	—	188,659

Cash, end of period	$42,714	$13,226	$181,001	$—	$236,941

Condensed Statement of Cash Flows for the Year Ended December 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(12,484)	$340,765	$87,835	$(253,816)	$162,300
Net cash used in investing activities	(1,298)	(105,839)	(8,084)	—	(115,221)
Net cash (used in) provided by financing activities	(12,133)	(227,074)	(27,566)	253,816	(12,957)
Effect of changes in currency exchange rates	—	—	12,732	—	12,732

(Decrease) increase in cash	(25,915)	7,852	64,917	—	46,854
Cash, beginning of period	37,941	4,272	99,592	—	141,805

Cash, end of period	$12,026	$12,124	$164,509	$—	$188,659

Condensed Statement of Cash Flows for the Year Ended December 31, 2008:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(214,862)	$630,431	$75,428	$(335,197)	$155,800
Net cash used in investing activities	(362)	(319,198)	(97,881)	—	(417,441)
Net cash provided by (used in) financing activities	170,254	(316,965)	1,225	335,197	189,711
Effect of changes in currency exchange rates	—	—	(20,954)	—	(20,954)

Decrease in cash	(44,970)	(5,732)	(42,182)	—	(92,884)
Cash, beginning of period	82,911	10,004	141,774	—	234,689

Cash, end of period	$37,941	$4,272	$99,592	$—	$141,805

22.	OTHER INCOME (EXPENSE)

The components of other expense are as follows:

	For the year ended December 31,
In thousands	2010	2009	2008
Foreign currency loss	$(978)	$(1,262)	$(399)
Other miscellaneous income	918	1,263	691

Total other (expense) income	$(60)	$1	$292

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net sales	$363,927	$374,137	$375,707	$393,241
Gross profit	108,389	113,464	109,237	117,988
Income from operations	51,176	49,652	50,633	51,349
Net income attributable to Wabtec shareholders	30,364	31,211	30,544	30,980
Basic earnings from continuing operations per common share	$0.64	$0.65	$0.64	$0.64
Diluted earnings from continuing operations per common share	$0.63	$0.65	$0.63	$0.64

2009
Net sales	$377,960	$334,013	$330,455	$359,188
Gross profit	107,175	91,663	94,826	99,662
Income from operations	55,748	36,727	45,759	41,798
Net income attributable to Wabtec shareholders	32,666	30,836	27,348	24,205
Basic earnings from continuing operations per common share	$0.68	$0.65	$0.58	$0.51
Diluted earnings from continuing operations per common share	$0.68	$0.64	$0.57	$0.50

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date: February 25, 2011	By:	/s/ ALBERT J. NEUPAVER
Albert J. Neupaver, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/s/ ALBERT J. NEUPAVER	February 25, 2011
Albert J. Neupaver, President, Chief Executive Officer and Director (Principal Executive Officer)

By	/s/ ALVARO GARCIA-TUNON	February 25, 2011
Alvaro Garcia-Tunon, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

By	/s/ PATRICK D. DUGAN	February 25, 2011
Patrick D. Dugan, Vice President, Finance and Corporate Controller (Principal Accounting Officer)

By	/s/ WILLIAM E. KASSLING	February 25, 2011
William E. Kassling, Chairman of the Board and Director

By	/s/ ROBERT J. BROOKS	February 25, 2011
Robert J. Brooks, Director

By	/s/ EMILIO A. FERNANDEZ	February 25, 2011
Emilio A. Fernandez, Director

By	/s/ LEE B. FOSTER, II	February 25, 2011
Lee B. Foster, II, Director

By	/s/ BRIAN P. HEHIR	February 25, 2011
Brian P. Hehir, Director

By	/s/ MICHAEL W. D. HOWELL	February 25, 2011
Michael W. D. Howell, Director

	Signature and Title	Date

By	/s/ JAMES V. NAPIER	February 25, 2011
James V. Napier, Director

By	/s/ NICKOLAS W. VANDE STEEG	February 25, 2011
Nickolas W. Vande Steeg, Director

By	/s/ GARY C. VALADE	February 25, 2011
Gary C. Valade, Director

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2010
Warranty and overhaul reserves	$29,207	$22,841	$215	$16,750	$35,513
Allowance for doubtful accounts	7,328	7,540	(16)	7,349	7,503
Valuation allowance-taxes	2,121	350	—	—	2.471
Inventory reserves	22,476	6,172	672	5,890	23,430
Merger and restructuring reserve	1,336	—	(36)	230	1,070

2009
Warranty and overhaul reserves	$30,676	$20,456	$(824)	$21,101	$29,207
Allowance for doubtful accounts	4,968	3,432	693	1,765	7,328
Valuation allowance-taxes	138	1,983	—	—	2.121
Inventory reserves	21,789	8,390	(191)	7,512	22,476
Merger and restructuring reserve	2,152	—	125	941	1,336

2008
Warranty and overhaul reserves	$22,314	$17,085	$3,896	$12,619	$30,676
Allowance for doubtful accounts	4,574	2,676	986	3,268	4,968
Valuation allowance-taxes	475	(337)	—	—	138
Inventory reserves	17,130	7,310	4,251	6,902	21,789
Merger and restructuring reserve	2,028	2,863	(407)	2,332	2,152

(1)	Reserves of acquired/(sold) companies; valuation allowances for state and foreign deferred tax assets; impact of fluctuations in foreign currency exchange rates.
(2)	Actual disbursements and/or charges

EXHIBIT INDEX

Exhibits		Filing Method
2.1	Amended and Restated Agreement and Plan of Merger, as amended (originally included as Annex A to the Joint Proxy Statement/Prospectus)	3

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	1

3.2	Amended and Restated By-Laws of the Company, effective February 15, 2011	16

4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	5

4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	5

4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	5

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	5

10.1	Indemnification Agreement dated January 31, 1995 between the Company and the Voting Trust Trustees	2

10.2	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.3	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.4	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.5	Asset Purchase Agreement dated as of January 23, 1995 among the Company, Pulse Acquisition Corporation, Pulse Electronics, Inc., Pulse Embedded Computer Systems, Inc. and the Pulse Shareholders (Schedules and Exhibits omitted)	2

10.6	Letter Agreement dated as of January 19, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.7	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	8

10.8	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.9	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.10	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended	8

10.11	Asset Purchase Agreement, by and between General Electric Company, through its GE Transportation Systems business and Westinghouse Air Brake Technologies Corporation, dated as of July 24, 2001	4

10.12	Sale and Purchase Agreement, by and between Rütgers Rail S.p.A. and the Company, dated August 12, 2004	6

Exhibits		Filing Method

10.13	Amendment Agreement dated January 28, 2005 by and among Rütgers Rail S.p.A., the Company, CoFren S.r.l. and RFPC Holding Company to the Sale and Purchase Agreement dated August 12, 2004	6

10.14	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	7

10.15	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006 *	7

10.16	Stock Purchase Agreement, by and among Wabtec Holding Company, certain shareholders of Schaefer Manufacturing, Inc. and CCP Limited Partnership, dated October 6, 2006	9

10.17	Share Purchase Agreement, by and between BBA Holding Deutschland GmbH and Westinghouse Air Brake Technologies Corporation, dated November 27, 2006 (Exhibits and Schedules omitted, but will be provided to the Commission upon request)	10

10.18	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin	11

10.19	Stock Purchase Agreement, by and between the Company and Polinvest S.r.l., dated May 16, 2008	12

10.20	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	13

10.21	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, PNC Bank, National Association, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., RBS Greenwich Capital, JP Morgan Chase Bank, Bank of America, N.A., Citizens Bank of Pennsylvania, the Bank of Nova Scotia and First Commonwealth Bank, dated as of November 4, 2008	14

10.22	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Charles F. Kovac, Raymond T. Betler, Richard A. Mathes, R. Mark Cox, Scott E. Wahlstrom and Timothy R. Wesley*	15

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

101.INS**	XBRL Instance Document.	1

101.SCH**	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	1

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).

3	Filed as part of the Company’s Registration Statement on Form S-4 (File No. 333-88903).
4	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-13782), dated November 13, 2001.
5	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-110600).
6	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866) for the period ended December 31, 2004.
7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.
8	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 033-90866) filed on April 13, 2006.
9	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended September 30, 2006.
10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866) for the period ended December 31, 2006.
11	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended June 30, 2007.
12	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended June 30, 2008.
13	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended September 30, 2008.
14	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866) for the period ended December 31, 2008.
15	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended June 30, 2009.
16	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 22, 2011.

*	Management contract or compensatory plan.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.