Form 10-Q
period 2011-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2011-05-09
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2011
Common Stock, $.01 par value per share	48,279,533 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

March 31, 2011

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited March 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$200,687	$236,941
Accounts receivable	305,687	258,149
Inventories	284,964	253,491
Deferred income taxes	39,260	39,573
Other current assets	14,337	13,799

Total current assets	844,935	801,953
Property, plant and equipment	497,465	478,023
Accumulated depreciation	(281,040)	(271,798)

Property, plant and equipment, net	216,425	206,225
Other Assets
Goodwill	575,197	545,832
Other intangibles, net	227,883	216,913
Deferred income taxes	3,508	3,346
Other noncurrent assets	29,180	28,812

Total other assets	835,768	794,903

Total Assets	$1,897,128	$1,803,081

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$174,542	$170,504
Customer deposits and advanced billings	41,670	23,810
Accrued compensation	33,316	39,870
Accrued warranty	22,777	20,510
Current portion of long-term debt	40,068	40,068
Other accrued liabilities	69,098	53,612

Total current liabilities	381,471	348,374
Long-term debt	360,001	382,007
Accrued postretirement and pension benefits	60,180	60,508
Deferred income taxes	80,242	76,505
Accrued warranty	27,821	15,003
Other long-term liabilities	17,780	17,297

Total liabilities	927,495	899,694
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,172,163 and 47,954,085 outstanding at March 31, 2011 and December 31, 2010, respectively	662	662
Additional paid-in capital	341,708	339,861
Treasury stock, at cost, 18,002,604 and 18,220,682 shares, at March 31, 2011 and December 31, 2010, respectively	(286,609)	(290,081)
Retained earnings	927,877	887,406
Accumulated other comprehensive loss	(17,595)	(38,077)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	966,043	899,771
Non-controlling interest	3,590	3,616

Total shareholders’ equity	969,633	903,387

Total Liabilities and Shareholders’ Equity	$1,897,128	$1,803,081

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended March 31,
In thousands, except per share data	2011	2010
Net sales	$455,259	$363,927
Cost of sales	(322,064)	(255,538)

Gross profit	133,195	108,389
Selling, general and administrative expense	(54,816)	(44,631)
Engineering expense	(8,888)	(10,695)
Amortization expense	(3,114)	(1,887)

Total operating expenses	(66,818)	(57,213)

Income from operations	66,377	51,176
Other income and expenses
Interest expense, net	(3,684)	(3,912)
Other income (expense), net	460	(721)

Income from operations before income taxes	63,153	46,543
Income tax expense	(22,201)	(16,179)

Net income attributable to Wabtec shareholders	$40,952	$30,364

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.85	$0.64

Diluted
Net income attributable to Wabtec shareholders	$0.85	$0.63

Weighted average shares outstanding
Basic	47,738	47,461
Diluted	48,251	47,895

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
In thousands	2011	2010
Operating Activities
Net income attributable to Wabtec shareholders	$40,952	$30,364
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,818	8,400
Stock-based compensation expense	3,419	2,491
Loss on disposal of property, plant and equipment	37	27
Excess income tax benefits from exercise of stock options	(716)	(1,374)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(35,946)	(34,856)
Inventories	(21,441)	(3,810)
Accounts payable	(4,037)	2,541
Accrued income taxes	10,788	841
Accrued liabilities and customer deposits	10,888	1,227
Other assets and liabilities	1,724	6,516

Net cash provided by operating activities	16,486	12,367
Investing Activities
Purchase of property, plant and equipment	(7,401)	(3,601)
Proceeds from disposal of property, plant and equipment	16	1
Acquisitions of business, net of cash acquired	(31,047)	(39,943)
Acquisition purchase price adjustment	35	2,368

Net cash used for investing activities	(38,397)	(41,175)
Financing Activities
Proceeds from debt	45,000	111,000
Payments of debt	(67,008)	(83,333)
Proceeds from exercise of stock options and other benefit plans	1,184	1,596
Stock repurchase	—	(3,096)
Excess income tax benefits from exercise of stock options	716	1,374
Cash dividends ($0.01 per share for the three months ended March 31, 2011 and 2010)	(481)	(468)

Net cash (used for) provided by financing activities	(20,589)	27,073
Effect of changes in currency exchange rates	6,246	(8,024)

Decrease in cash	(36,254)	(9,759)
Cash, beginning of year	236,941	188,659

Cash, end of period	$200,687	$178,900

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In the first three months of 2011, about 44% of the Company’s revenues came from customers outside the U.S.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications Certain prior year amounts have been reclassified where necessary to conform to the current year presentation.

Revenue Recognition Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition”. Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $12.8 million and $11.9 million at March 31, 2011 and December 31, 2010, respectively.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

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

At March 31, 2011, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of March 31, 2011, the Company had forward contracts with a notional value of 24.3 million ZAR (or $3.4 million U.S.) with an average exchange rate of 7.20 ZAR per $1 USD, resulting in the recording of a current liability of $155,000 and a corresponding offset in accumulated other comprehensive income of $99,000, net of tax.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into interest rate swaps which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that these interest rate swap agreements qualify for cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of March 31, 2011, the Company had interest rate swap agreements with a notional value of $137.0 million and which effectively changed the Company’s interest rate on bank debt at March 31, 2011 from a variable rate to a fixed rate of 2.26%. The interest rate swap agreements mature at various times through December 2012. As of March 31, 2011, the Company has recorded a current liability of $2.2 million and a corresponding offset in accumulated other comprehensive loss of $1.3 million, net of tax, related to these agreements.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction gains recognized in other income (expense), net were $323,000 for the three months ended March 31, 2011. Foreign exchange transaction losses recognized in other (expense) income, net were $597,000 for the three months ended March 31, 2010.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010. Net income attributable to non-controlling interests for the three months ended March 31, 2011 and 2010 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts, interest rate swaps, and pension and post retirement related adjustments. Total comprehensive income was:

	Three Months Ended March 31,
In thousands	2011	2010
Net income attributable to Wabtec shareholders	$40,952	$30,364
Foreign currency translation gain (loss)	20,420	(9,928)
Unrealized gain on foreign exchange contracts, net of tax	23	34
Unrealized gain (loss) on interest rate swap contracts, net of tax	206	(451)
Change in pension and post retirement benefit plans, net of tax	(167)	295

Total comprehensive income	$61,434	$20,314

The components of accumulated other comprehensive loss were:

In thousands	March 31, 2011	December 31, 2010
Foreign currency translation gain	$30,687	$10,267
Unrealized loss on foreign exchange contracts, net of tax	(99)	(122)
Unrealized loss on interest rate swap contracts, net of tax	(1,327)	(1,533)
Pension benefit plans and post retirement benefit plans, net of tax	(46,856)	(46,689)

Total accumulated comprehensive loss	$(17,595)	$(38,077)

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

•

On March 12, 2010, the Company acquired Xorail LLC (“Xorail”), a leading provider of signal engineering and design services. The purchase price was $39.9 million, net of cash received, resulting in additional goodwill of $29.6 million, none of which will be deductible for tax purposes.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

The Company made the following acquisitions operating as a business unit or component of a business unit in the Transit Group:

•

On February 25, 2011, the Company acquired Brush Traction Group (“Brush Traction”), a UK-based provider of locomotive overhauls, services and aftermarket components for a net purchase price of approximately $31.0 million, resulting in a preliminary additional goodwill of $22.8 million, of which all will be deductible for tax purposes.

•

On November 5, 2010, the Company acquired substantially all of the assets of Swiger Coil Systems (“Swiger”), a manufacturer of traction motors and electric coils for the rail and power generation markets for a net purchase price of approximately $43.0 million, resulting in a preliminary additional goodwill of $18.3 million, of which all will be deductible for tax purposes.

The 2011 and 2010 acquisitions listed above include escrow deposits of $21.8 million, which may be released to the Company for indemnity and other claims in accordance with the purchase and escrow agreements.

For the Brush Traction, Swiger, Bach-Simpson and G&B acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the Xorail acquisition, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	Brush Traction	Swiger	Bach-Simpson	G&B	Xorail
In thousands	February 25, 2011	November 5, 2010	August 20, 2010	July 28, 2010	March 12, 2010
Current assets	$19,557	$9,650	$3,818	$8,330	$11,147
Property, plant & equipment	6,334	2,978	213	5,510	2,905
Goodwill and other intangible assets	33,715	33,102	8,494	28,947	35,545
Other assets	—	—	—	43	133

Total assets acquired	59,606	45,730	12,525	42,830	49,730
Total liabilities assumed	(28,559)	(2,759)	(532)	(10,988)	(9,787)

Net assets acquired	$31,047	$42,971	$11,993	$31,842	$39,943

Of the preliminary allocation of $10.9 million of acquired intangible assets for Brush Traction, exclusive of goodwill, $3.1 million was assigned to customer relationships, $5.5 million was assigned to trade names and $2.3 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 10 years.

Of the preliminary allocation of $14.8 million of acquired intangible assets for Swiger, exclusive of goodwill, $6.2 million was assigned to customer relationships, $5.1 million was assigned to trade names, $2.4 million was assigned to long-term contracts, $560,000 was assigned to non-compete agreements and $510,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years, the long term contracts’ average useful life is four years and the non-compete agreements’ average useful life is two years.

Of the preliminary allocation of $5.1 million of acquired intangible assets for Bach-Simpson, exclusive of goodwill, $2.9 million was assigned to customer relationships, $486,000 was assigned to long-term contracts, $914,000 was assigned to trade names and $752,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years and the long term contracts’ average useful life is two years.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Of the preliminary allocation of $15.9 million of acquired intangible assets for G&B, exclusive of goodwill, $12.3 million was assigned to customer relationships, $2.8 million was assigned to trade names and $850,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years.

Of the allocation of $5.9 million of acquired intangible assets for Xorail, exclusive of goodwill, $4.3 million was assigned to customer relationships, $426,000 was assigned to intellectual property, $470,000 was assigned to non-compete agreements and $750,000 was assigned to customer backlog. The customer relationships’ average useful life is 20 years, the intellectual property’s average useful life is six years and the non-compete agreements’ average useful life is six years.

In addition to the acquisitions listed above, the Company completed the following transactions:

•

On December 31, 2010, the Company acquired Adantech Industria e Comercio de Metal (“Adantech”), a manufacturer of a variety of brake shoes and pads for subway cars, locomotives and freight cars for a net purchase price of approximately $1.9 million, resulting in preliminary additional goodwill of $1.8 million, of which all will be deductible for tax purposes.

•

On September 15, 2010, the Company formed a joint venture in China to manufacture transformer oil coolers, generator coolers and related products for the power generation market. The Company invested $1.5 million for a 60% interest in Hubei Dengfeng Unifin Electrical Equipment Cooling System Co., Ltd. (“Unifin DF”). Operating results have been included in the consolidated statement of operations from the date of acquisition forward.

•

On December 31, 2008, the Company invested $2.8 million in Shenyang CNR Wabtec Railway Brake Technology Company, Ltd. (“Shenyang”) for a minority interest in a joint venture Company. On September 9, 2010, the Company invested an additional $8.0 million in this joint venture. Shenyang manufactures braking equipment for the freight car market in China.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2010:

In thousands	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net sales	$463,929	$399,132
Gross profit	135,388	119,926
Net income attributable to Wabtec shareholders	41,848	33,035
Diluted earnings per share
As Reported	$0.85	$0.63
Pro forma	$0.87	$0.69

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	March 31, 2011	December 31, 2010
Raw materials	$120,100	$108,768
Work-in-process	99,684	81,254
Finished goods	65,180	63,469

Total inventories	$284,964	$253,491

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

5. INTANGIBLES

Goodwill was $575.2 million and $545.8 million at March 31, 2011 and December 31, 2010, respectively. The adjustment of $0.3 million to goodwill for preliminary purchase allocation is due to the Xorail, Adantech and Swiger acquisitions. The change in the carrying amount of goodwill by segment for the three months ended March 31, 2011 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2010	$364,604	$181,228	$545,832
Adjustment to preliminary purchase allocation	341	(36)	305
Acquisition	—	22,829	22,829
Foreign currency impact	216	6,015	6,231

Balance at March 31, 2011	$365,161	$210,036	$575,197

As of March 31, 2011 and December 31, 2010, the Company’s trademarks had a net carrying amount of $110.7 million and $103.5 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	March 31, 2011	December 31, 2010
Patents and other, net of accumulated amortization of $30,453 and $29,613	$15,468	$14,363
Customer relationships, net of accumulated amortization of $15,662 and $13,614	101,697	99,039

Total	$117,165	$113,402

The weighted average remaining useful life of patents, customer relationships and intellectual property were six years, 15 years and 17 years, respectively. Amortization expense for intangible assets was $3.1 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2011	$12,400
2012	10,700
2013	9,177
2014	8,962
2015	8,467

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2011	December 31, 2010
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	117,500	137,500
Revolving Credit Facility	132,000	134,000
Capital Leases	569	575

Total	400,069	422,075
Less—current portion	40,068	40,068

Long-term portion	$360,001	$382,007

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At March 31, 2011, the Company had available bank borrowing capacity, net of $47.8 million of letters of credit, of approximately $120.2 million, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points. At March 31, 2011 the weighted average interest rate on the Company’s variable rate debt was 1.52%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On March 31, 2011, the notional value of the interest rate swaps outstanding was $137.0 million and effectively changed the Company’s interest rate on bank debt at March 31, 2011 from a variable rate to a fixed rate of 2.26%. The interest rate swap agreements mature at various times through December 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

compliance with these measurements and covenants and expects that these measurements will not be any type of limiting factor in executing our operating activities.

On January 28, 2011, the Company entered into Amendment No. 1 to the 2008 Refinancing Credit Agreement. The amendment increased the limit on surety bonds, performance bonds, bid bonds, or similar obligations arising in the ordinary course of business from $350 million to $500 million in the aggregate. The amendment also expanded the definition of Issuing Lender to allow additional banks to issue Letters of Credit.

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

The Company uses a December 31 measurement date for the plans. The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$74	$80	$802	$738
Interest cost	619	648	1,898	1,882
Expected return on plan assets	(851)	(776)	(2,128)	(1,941)
Net amortization/deferrals	606	479	505	453
Curtailment loss recognized	—	—	—	88
Settlement loss recognized	—	—	284	241

Net periodic benefit cost	$448	$431	$1,361	$1,461

Assumptions
Discount rate	5.20%	5.75%	5.43%	6.11%
Expected long-term rate of return	8.00%	8.00%	6.72%	6.94%
Rate of compensation increase	3.00%	3.00%	3.17%	3.28%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

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

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$10	$12	$14	$17
Interest cost	399	404	58	75
Net amortization/deferrals	(244)	(263)	(97)	(61)

Net periodic benefit cost	$165	$153	$(25)	$31

Assumptions
Discount rate	5.20%	5.75%	5.50%	6.40%

8. STOCK-BASED COMPENSATION

As of March 31, 2011, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under either plan subsequent to October 31, 2016.

Stock-based compensation expense was $3.4 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively. Included in the stock-based compensation expense for 2011 above is $609,000 of expense related to stock options, $1.0 million related to restricted stock, $1.6 million related to incentive stock awards and $225,000 related to awards issued for Directors’ fees. At March 31, 2011, unamortized compensation expense related to stock options, restricted stock and incentive stock awards expected to vest totaled $25.7 million and will be recognized over a weighted average period of 1.8 years.

Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant. Under the Directors Plan, options become exercisable over a three-year vesting period and expire 10 years from the date of grant.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

The following table summarizes the Company’s stock option activity and related information for both the 2000 Plan and Directors Plan for the three months ended March 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2010	998,389	$27.83	6.2	$25,018
Granted	115,946	57.46		1,264
Exercised	(52,290)	22.62		(2,392)
Canceled	(6,750)	30.30		(257)

Outstanding at March 31, 2011	1,055,295	$31.33	6.5	$39,079

Exercisable at March 31, 2011	655,279	$25.55	5.6	$28,053

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2011	2010
Dividend yield	.07%	.10%
Risk-free interest rate	3.03%	3.16%
Stock price volatility	45.6%	46.1%
Expected life (years)	5.0	5.0

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

Restricted Stock and Incentive Stock Awards Under the 2000 Plan, the Company adopted a restricted stock plan in 2006. Eligible employees are granted restricted stock that generally vests over four years from the date of grant. Under the Directors Plan, restricted stock awards vest one year from the date of grant.

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. The incentive stock awards included in the table below represent the number of shares that may ultimately vest. As of March 31, 2011, based on the Company’s performance, we estimate that these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced or increased and will be recognized over the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

The following table summarizes the restricted stock activity for both the 2000 Plan and Directors Plan and incentive stock awards activity for the 2000 Plan with related information for the three months ended March 31, 2011:

	Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	276,627	356,327	$35.90
Granted	98,446	117,150	57.43
Vested	(90,528)	(67,342)	34.81
Canceled	(2,500)	(2,759)	33.10

Outstanding at March 31, 2011	282,045	403,376	$42.94

9. INCOME TAXES

The overall effective income tax rate was 35.2% and 34.8% for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the liability for income taxes associated with uncertain tax positions is $10.0 million, of which $3.1 million, if recognized would favorably affect the Company’s effective tax rate. As of December 31, 2010 the liability associated with uncertain tax positions was $10.0 million, of which $3.1 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011 the total accrued interest and penalties are $3.1 million and $1.7 million, respectively. As of December 31, 2010 the total accrued interest and penalties were $3.1 million and $1.7 million, respectively.

The Internal Revenue Service is currently auditing the 2008 and 2009 tax years. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for the years before 2007.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $3.4 million may change within the next twelve months due to the expiration of statutory review periods and current examinations.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,
In thousands, except per share	2011	2010
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$40,952	$30,364
Less: dividends declared—common shares and non-vested restricted stock	(481)	(468)

Undistributed earnings	40,471	29,896
Percentage allocated to common shareholders(1)	99.5%	99.5%

	40,269	29,747
Add: dividends declared—common shares	479	466

Numerator for basic and diluted earnings per common share	$40,748	$30,213

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,738	47,461
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	513	434

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,251	47,895

Net income per common share attributable to Wabtec shareholders
Basic	$0.85	$0.64
Diluted	$0.85	$0.63
(1) Basic weighted-average common shares outstanding	47,738	47,461
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,971	47,678
Percentage allocated to common shareholders	99.5%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Three Months Ended March 31,
In thousands	2011	2010
Balance at December 31, 2010 and 2009, respectively	$35,513	$29,207
Warranty expense	5,756	3,977
Acquisition	13,395	—
Warranty claim payments	(4,066)	(3,810)

Balance at March 31, 2011 and 2010, respectively	$50,598	$29,374

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2011, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at March 31, 2011	Fair Value Measurements at March 31, 2011 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	(155)	—	(155)	—
Interest rate swap agreements	(2,199)	—	(2,199)	—

Total	$(2,354)	$—	$(2,354)	$—

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2010, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

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

On May 14, 2010, Faiveley Transport USA, Inc., Faiveley Transport Nordic AB, Faiveley Transport Amiens S.A.S, and Ellcon National, Inc. filed a complaint against Wabtec Corporation in the U.S. District Court for the Southern District of New York. That complaint was amended on June 8, 2010. The claims in the amended complaint include misappropriation of trade secrets, unfair competition, tortious interference with prospective business relations, tortious interference with prospective economic advantage, and unjust enrichment. On June 25, 2010, the Company filed a motion to dismiss the Faiveley entities’ amended complaint in its entirety. That motion to dismiss was denied. In November 2010, the plaintiffs asserted a claim for $17.2 million in compensatory and other unspecified damages. On December 10, 2010 the Company filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. Briefing on those motions was completed on December 29, 2010 and oral argument was heard on January 7, 2011. On April 13, 2011, a judge issued an order, without an opinion, that granted the Plaintiffs’ motion for partial summary judgment on three of their four claims and denied Wabtec’s motion for summary judgment. The judge indicated that he would issue an opinion in due course explaining the reasons for the order. The Company will continue to vigorously contest liability on all claims both in the trial court and on appeal, and does not believe that the outcome of this litigation would result in any material legal liability. The trial is currently scheduled to begin in June, 2011.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011. During the first three months of 2011, there were no material changes to the information described in Note 18 therein.

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

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

Segment financial information for the three months ended March 31, 2011 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$264,856	$190,403	$—	$455,259
Intersegment sales/(elimination)	4,291	395	(4,686)	—

Total sales	$269,147	$190,798	$(4,686)	$455,259

Income (loss) from operations	$47,577	$24,121	$(5,321)	$66,377
Interest expense and other, net	—	—	(3,224)	(3,224)

Income (loss) from operations before income taxes	$47,577	$24,121	$(8,545)	$63,153

Segment financial information for the three months ended March 31, 2010 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$165,144	$198,783	$—	$363,927
Intersegment sales/(elimination)	6,900	540	(7,440)	—

Total sales	$172,044	$199,323	$(7,440)	$363,927

Income (loss) from operations	$21,374	$33,231	$(3,429)	$51,176
Interest expense and other, net	—	—	(4,633)	(4,633)

Income (loss) from operations before income taxes	$21,374	$33,231	$(8,062)	$46,543

Sales by product are as follows:

	Three Months Ended March 31,
In thousands	2011	2010
Brake products	$125,870	$122,034
Electronics and other freight related products	185,177	97,488
Remanufacturing, overhaul & build	79,434	72,361
Transit products	50,890	59,474
Other	13,888	12,570

Total sales	$455,259	$363,927

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

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

Balance Sheet as of March 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$9,886	$7,354	$183,447	$—	$200,687
Accounts receivable	1,043	182,566	122,078	—	305,687
Inventories	—	197,675	87,289	—	284,964
Other current assets	40,811	4,267	8,519	—	53,597

Total current assets	51,740	391,862	401,333	—	844,935
Property, plant and equipment	2,849	121,634	91,942	—	216,425
Goodwill	7,980	396,339	170,878	—	575,197
Investment in subsidiaries	2,469,441	533,213	440,421	(3,443,075)	—
Other intangibles	—	153,495	74,388	—	227,883
Other long term assets	(5,679)	(1,964)	40,331	—	32,688

Total Assets	$2,526,331	$1,594,579	$1,219,293	$(3,443,075)	$1,897,128

Current liabilities	$62,758	$173,345	$145,368	$—	$381,471
Intercompany	1,056,910	(1,119,911)	63,001	—	—
Long-term debt	359,500	244	257	—	360,001
Other long term liabilities	77,530	45,792	62,701	—	186,023

Total liabilities	1,556,698	(900,530)	271,327	—	927,495
Stockholders’ equity	969,633	2,495,109	947,966	(3,443,075)	969,633

Total Liabilities and Stockholders’ Equity	$2,526,331	$1,594,579	$1,219,293	$(3,443,075)	$1,897,128

Balance Sheet as of December 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$42,714	$13,226	$181,001	$—	$236,941
Accounts receivable	371	149,015	108,763	—	258,149
Inventories	—	183,607	69,884	—	253,491
Other current assets	41,600	2,700	9,072	—	53,372

Total current assets	84,685	348,548	368,720	—	801,953
Property, plant and equipment, net	2,614	122,467	81,144	—	206,225
Goodwill	7,980	395,902	141,950	—	545,832
Investment in Subsidiaries	2,380,766	533,249	403,412	(3,317,427)	—
Other intangibles, net	—	155,475	61,438	—	216,913
Other long term assets	(5,279)	(1,928)	39,365	—	32,158

Total assets	$2,470,766	$1,553,713	$1,096,029	$(3,317,427)	$1,803,081

Current liabilities	$66,722	$174,188	$107,464	$—	$348,374
Intercompany	1,043,791	(1,097,899)	54,108	—	—
Long-term debt	381,500	258	249	—	382,007
Other long term liabilities	75,366	33,570	60,377	—	169,313

Total liabilities	1,567,379	(889,883)	222,198	—	899,694
Stockholders’ equity	903,387	2,443,596	873,831	(3,317,427)	903,387

Total Liabilities and Stockholders’ Equity	$2,470,766	$1,553,713	$1,096,029	$(3,317,427)	$1,803,081

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Income Statement for the Three Months Ended March 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$327,259	$153,756	$(25,756)	$455,259
Cost of sales	1	(217,544)	(119,267)	14,746	(322,064)

Gross profit (loss)	1	109,715	34,489	(11,010)	133,195
Operating expenses	(14,082)	(35,994)	(16,742)	—	(66,818)

Operating (loss) profit	(14,081)	73,721	17,747	(11,010)	66,377
Interest (expense) income, net	(5,370)	1,153	533	—	(3,684)
Other income (expense), net	7,221	(1,241)	(5,520)	—	460
Equity earnings	68,784	6,409	—	(75,193)	—

Income (loss) from operations before income tax	56,554	80,042	12,760	(86,203)	63,153
Income tax expense	(15,602)	(3,650)	(2,949)	—	(22,201)

Net income (loss) attributable to Wabtec shareholders	$40,952	$76,392	$9,811	$(86,203)	$40,952

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended March 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$262,678	$119,508	$(18,259)	$363,927
Cost of sales	180	(177,132)	(92,221)	13,635	(255,538)

Gross profit (loss)	180	85,546	27,287	(4,624)	108,389
Operating expenses	(8,691)	(33,370)	(15,152)	—	(57,213)

Operating (loss) profit	(8,511)	52,176	12,135	(4,624)	51,176
Interest (expense) income, net	(5,645)	1,605	128	—	(3,912)
Other income (expense), net	1,089	979	(2,789)	—	(721)
Equity earnings	54,041	4,826	—	(58,867)	—

Income (loss) from operations before income tax	40,974	59,586	9,474	(63,491)	46,543
Income tax expense	(10,610)	(3,590)	(1,979)	—	(16,179)

Net income (loss) attributable to Wabtec shareholders	$30,364	$55,996	$7,495	$(63,491)	$30,364

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(11,854)	$73,602	$40,941	$(86,203)	$16,486
Net cash used for investing activities	(393)	(3,074)	(34,930)	—	(38,397)
Net cash (used for) provided by financing activities	(20,581)	(76,400)	(9,811)	86,203	(20,589)
Effect of changes in currency exchange rates	—	—	6,246	—	6,246

(Decrease) increase in cash	(32,828)	(5,872)	2,446	—	(36,254)
Cash, beginning of year	42,714	13,226	181,001	—	236,941

Cash, end of period	$9,886	$7,354	$183,447	$—	$200,687

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(30,443)	$84,358	$21,943	$(63,491)	$12,367
Net cash used for investing activities	(45)	(39,917)	(1,213)	—	(41,175)
Net cash provided by (used for) financing activities	27,156	(56,017)	(7,557)	63,491	27,073
Effect of changes in currency exchange rates	—	—	(8,024)	—	(8,024)

(Decrease) increase in cash	(3,332)	(11,576)	5,149	—	(9,759)
Cash, beginning of year	12,026	12,124	164,509	—	188,659

Cash, end of period	$8,694	$548	$169,658	$—	$178,900

16. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended March 31,
In thousands	2011	2010
Foreign currency gains (loss)	$323	$(597)
Other miscellaneous income (expense)	137	(124)

Total other income (expense), net	$460	$(721)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011.

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In the first three months of 2011, about 44% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The North America freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. In 2010, U.S. freight rail traffic increased due to the improving overall economy. According to the Association of American Railroads, in 2010, revenue ton-miles increased 8.5%, carloadings increased 7.3% and intermodal loadings increased 14.2%, compared to the same period of 2009, as rail traffic rebounded strongly from the 2008-09 economic recession. Through mid-March 2011, revenue ton-miles were up about 6.5%, carloadings were up about 5.3% and intermodal loadings were up about 8.1%, compared to the same period of 2010. This has had a favorable effect on the Company’s Freight Group, with increased demand for new locomotives and freight cars, and for aftermarket products and services. About 15% of the Company’s revenues are directly related to deliveries of new freight cars, so an improvement in that market would have a favorable effect on the Company’s financial results. Whether demand continues to improve will depend largely on continued strength in the overall economy and in rail traffic volumes.

In 2008, the U.S. government enacted rail safety legislation that requires certain freight and passenger railroads to equip certain locomotives with positive train control technology by the end of 2015. This technology includes an on-board locomotive computer and related software, which are being developed by Wabtec. As the industry leader, Wabtec expects to benefit from increased sales of train control-related products and engineering services as the technology is deployed throughout the industry.

The North American transit rail industry is driven by government spending and ridership. According to the American Public Transportation Association, spending under SAFETEA-LU, the federal government’s transportation funding bill increased about 6% in 2009 and remained consistent in 2010, while ridership decreased about 4% and 1% in 2009 and 2010, respectively, due to the recession and its impact on employment levels. Ridership increased 16% in the fourth quarter of 2010. Although SAFETEA-LU expired in September 2009, the bill has been extended through September 2011, with funding at about 2009 levels. Spending in 2011 is expected to remain at about current levels at least until a new bill has been passed.

In 2011, if the economy continues to improve, the Company expects conditions to generally improve in the North America freight rail market and to be slightly weaker in the North America passenger transit market. Demand for new freight cars and locomotives are expected to be higher, due to increasing freight rail traffic. In the passenger transit market, the Company believes that stable federal funding and ridership would result in stable demand for new equipment and aftermarket parts; however, most government entities at all levels are expected to continue facing budget issues, which could have a negative effect on demand for the Company’s products and services. As the freight and transit markets evolve and demand varies, Wabtec may continue to take certain actions to either expand capacity or reduce costs, including plant consolidations, work force reductions and general spending cuts. Management believes these actions will not affect the company’s ability to continue to invest in its strategic growth initiatives.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is much larger than the transit market in the U.S. Our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market. Asia-Pacific is the fastest-growing market segment and our various joint ventures and direct exports to China have properly positioned the Company to take advantage of this growth. Economic growth in Australia has been an area of expansion for the Company as commodity suppliers use our products to meet the demands of their regional customers. Recently, the Company has announced contracts and acquisitions in Brazil, allowing us to expand our presence in that market.

In 2011 and beyond, unfavorable general economic and market conditions in the United States and internationally could have a negative impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2011	2010
Net sales	$455.3	$363.9
Cost of sales	(322.1)	(255.5)

Gross profit	133.2	108.4
Selling, general and administrative expenses	(54.8)	(44.6)
Engineering expenses	(8.9)	(10.7)
Amortization expense	(3.1)	(1.9)

Total operating expenses	(66.8)	(57.2)
Income from operations	66.4	51.2
Interest expense, net	(3.7)	(3.9)
Other income (expense), net	0.5	(0.7)

Income from operations before income taxes	63.2	46.6
Income tax expense	(22.2)	(16.2)

Net income attributable to Wabtec shareholders	$41.0	$30.4

FIRST QUARTER 2011 COMPARED TO FIRST QUARTER 2010

The following table summarizes the results of operations for the period:

	Three months ended March 31,
In thousands	2011	2010	Percent Change
Freight Group	$264,856	$165,144	60.4%
Transit Group	190,403	198,783	(4.2)%

Net sales	455,259	363,927	25.1%
Income from operations	66,377	51,176	29.7%
Net income attributable to Wabtec shareholders	$40,952	$30,364	34.9%

Net sales increased by $91.4 million to $455.3 million from $363.9 million for the three months ended March 31, 2011 and 2010, respectively. The increase is due to higher Freight Group sales of $74.7 million from original equipment and aftermarket, and sales related to acquisitions of $34.4 million. Partially offsetting this increase was lower Transit Group sales of $21.1 million. The Company realized a net sales increase of $3.3 million due to favorable effects of foreign exchange, but net earnings were generally not impacted by foreign exchange. Net income for the three months ended March 31, 2011 was $41.0 million or $0.85 per diluted share. Net income for the three months ended March 31, 2010 was $30.4 million or $0.63 per diluted share. Net income increased due to higher sales volume and operating margins, partially offset by higher income tax expense.

Freight Group sales increased by $99.7 million, or 60.4%, due to higher sales of $62.9 million for electronics and specialty products, $22.1 million from acquisitions and $12.2 million for brake products. For the Freight Group, net sales were increased by $2.9 million due to favorable effects of foreign exchange on sales mentioned above.

Transit Group sales decreased by $8.4 million, or 4.2%, due to lower brake product sales of $8.7 million, lower transit related product sales of $8.5 million, and other lower sales of $5.5 million from remanufacturing, overhaul and build of locomotives, partially offset by sales from acquisitions of $12.3 million. Transit Group sales are lower due in part to the completion of major contracts, as well as project delays and budget constraints at municipal transit authorities. For the Transit Group, net sales were increased by $0.4 million due to favorable effects of foreign exchange on sales mentioned above.

Gross profit Gross profit, which is dependent on a number of factors including pricing, sales volume and product mix, increased to $133.2 million in the first quarter of 2011 compared to $108.4 million in the same period of 2010. Gross profit, as a percentage of sales, was 29.3% for the first quarter of 2011 compared to 29.8%, for the first quarter of 2010, because of sales volume and mix of products. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $1.8 million higher in the first quarter of 2011 compared to the same period of 2010 due to increased Freight Group sales. The warranty reserve recorded on the balance sheet was $21.2 million higher at March 31, 2011 compared to March 31, 2010. This is a result of higher warranty expense driven by higher sales and lower claims actually satisfied and $13.4 million from first quarter 2011 acquisitions. In particular, certain Transit Group warranty reserves reflect provisions established for original equipment deliveries in 2010.

Operating expenses The following table shows our operating expenses:

	Three months ended March 31,
In thousands	2011	2010	Percent Change
Selling, general and administrative expenses	$54,816	$44,631	22.8%
Engineering expenses	8,888	10,695	(16.9)%
Amortization expense	3,114	1,887	65.0%

Total operating expenses	$66,818	$57,213	16.8%

Selling, general, and administrative expenses increased $10.2 million in the first quarter of 2011 compared to the same period of 2010 because of acquisitions, and incentive and non-cash compensation. Engineering expense decreased by $1.8 million in the first quarter of 2011 compared to the same period of 2010 as the company focused engineering resources on completing original equipment contracts. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense increased in the first quarter of 2011 compared to the same period in 2010 due to acquisitions. Total operating expenses were 14.7% and 15.7% of sales for the first quarter of 2011 and 2010, respectively.

Income from operations Income from operations totaled $66.4 million (or 14.6% of sales) in the first quarter of 2011 compared with $51.2 million (or 14.1% of sales) in the same period of 2010. Income from operations increased due to higher sales volume and operating margins.

Interest expense, net Overall interest expense, net, decreased. Interest expense is higher due to increased borrowings, offset by interest income on higher invested cash balances.

Other expense, net The Company recorded foreign exchange gains of $0.3 million in the first quarter of 2011 and foreign exchange losses of $0.6 million in the first quarter of 2010, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 35.2% and 34.8% for the first quarter of 2011 and 2010, respectively.

Net income Net income for the first quarter of 2011 increased $10.6 million, compared with the same period of 2010. The increase in net income is due to higher sales volume and operating margins, offset by higher income tax expense.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three months ended March 31,
In thousands	2011	2010
Cash provided by (used for):
Operating activities	$16,486	$12,367
Investing activities	(38,397)	(41,175)
Financing activities	(20,589)	27,073
Decrease in cash	$(36,254)	$(9,759)

Operating activities In the first three months of 2011 and 2010, cash provided by operations was $16.5 million and $12.4 million, respectively. In comparison to first three months of 2010, cash provided by operations in 2011 resulted from higher net income and higher non-cash items, partially offset by a net increase in working capital. In 2011, accounts receivable increased by $35.9 million, primarily due to higher sales and inventory increased by $21.4 million from the prior year. Accounts payable decreased by $4.0 million. All other operating assets and liabilities, net, provided cash of $23.4 million due primarily to the payment timing of certain accrued liabilities. In 2010, accounts receivable increased by $34.9 million and inventory increased by $3.8 million from the prior year. These increases were partially offset by an increase in accounts payable of $2.5 million. All other operating assets and liabilities, net, provided cash of $8.6 million due primarily to the payment timing of certain accrued liabilities.

Investing activities In the first three months of 2011 and 2010, cash used in investing activities was $38.4 million and $41.2 million, respectively. Net cash paid for acquisitions was $31.0 million and $39.9 million for the first three months of March 31, 2011 and 2010, respectively. Refer to Note 3 of the “Notes to Consolidated Financial Statements” for additional information on acquisitions. Capital expenditures were $7.4 million and $3.6 million in the first three months of 2011 and 2010, respectively.

Financing activities In the first three months of 2011, cash used in financing activities was $20.6 million, which included $45.0 million in proceeds from debt and $47.0 million of repayments of debt on the revolving credit facility, $20.0 million of debt repayments on the term loan and other debt and $0.5 million of dividend payments. In the first three months of 2010, cash provided by financing activities was $27.1 million, which included $111.0 million in proceeds from debt and $67.0 million of repayments of debt on the revolving credit facility, $16.3 million of debt repayments on the term loan and other debt, $0.5 million of dividend payments and $3.1 million for the repurchase of 75,000 shares of stock.

The following table shows outstanding indebtedness at March 31, 2011 and December 31, 2010.

In thousands	March 31, 2011	December 31, 2010
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	117,500	137,500
Revolving Credit Facility	132,000	134,000
Capital Leases	569	575

Total	400,069	422,075
Less—current portion	40,068	40,068

Long-term portion	$360,001	$382,007

Cash balance at March 31, 2011 and December 31, 2010 was $200.7 million and $236.9 million, respectively.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates. At March 31, 2011, the Company had available bank borrowing capacity, net of $47.8 million of letters of credit, of approximately $120.2 million, subject to certain financial covenant restrictions.

Refer to Note 6 of the “Notes to Consolidated Financial Statements” for additional information regarding the 2008 Refinancing Credit Agreement.

6.875% Senior Notes Due August 2013

In August 2003, the Company issued $150 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The principal balance is due in full at maturity. The Company is in compliance with the restrictions and covenants in the indenture under which the Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities. Refer to Note 6 of the “Notes to Consolidated Financial Statements” for additional information regarding the Notes.

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

Company Stock Repurchase Plan

At various times, the Board of Directors has authorized the repurchase of up to $150 million of the Company’s outstanding shares. Cumulative purchases have totaled $110.6 million, leaving $39.4 million under the authorizations.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2008 Refinancing Credit Agreement, as well as the 6.875% Senior Notes currently outstanding.

During the first three months of 2011, the Company did not repurchase any shares. During 2010, the Company repurchased 206,560 shares of its stock at an average price of $40.57 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2011, the Company has recognized a total liability of $10.0 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

Since December 31, 2010, there have been no other significant changes in the total amount of the Company’s contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	prolonged unfavorable economic and industry conditions in the markets served by us, including North America, South America, Europe, Australia, Asia and South Africa;

•	decline in demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment;

•	fluctuations in interest rates and foreign currency exchange rates; or

•	availability of credit;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of acquisitions; or

•	the development and use of new technology;

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments, laws and regulations and federal and state income tax legislation; or

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

Critical Accounting Policies

A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 28% and 32% of total long-term debt at March 31, 2011 and December 31, 2010, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at March 31, 2011 would increase or decrease interest expense by $1.1 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first three months of 2011, approximately 56% of Wabtec’s net sales were to customers in the United States, 9% in the United Kingdom, 8% in Canada, 5% in Australia, 4% in Mexico, 2% in Germany and 16% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2011. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Except as described in Note 13 of the “Notes to Consolidated Financial Statements”, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At various times, the Board of Directors has authorized the repurchase of up to $150 million of the Company’s outstanding shares.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2008 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first three months of 2011, the Company did not repurchase any shares.

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003.

3.2	Amended and Restated By-Laws of the Company, effective February 15, 2011.

10.1	Form of Employment Continuation Agreement effective January 14, 2011 by the Company with Patrick D. Dugan. **

10.2	Amendment No. 1 to 2008 Refinancing Credit Agreement, effective January 28, 2011.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon,
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)

DATE: May 9, 2011

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 033-90866) for the period ended December 31, 2010, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, effective February 15, 2011, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 22, 2011, and incorporated herein by reference.

10.1	Form of Employment Continuation Agreement effective January 14, 2011 by the Company with Patrick D. Dugan, filed as Exhibit 10.1 to Form 8-K (File No. 033-90866) filed on July 2, 2009, and incorporated herein by reference. **

10.2	Amendment No. 1 to 2008 Refinancing Credit Agreement, effective January 28, 2011, filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Management contract or compensatory plan.