Form 10-Q
period 2011-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2011-08-04
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, $.01 par value per share	48,249,927 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

June 30, 2011

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited June 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$221,475	$236,941
Accounts receivable	336,673	258,149
Inventories	311,169	253,491
Deferred income taxes	39,437	39,573
Other current assets	23,178	13,799

Total current assets	931,932	801,953
Property, plant and equipment	505,842	478,023
Accumulated depreciation	(287,398)	(271,798)

Property, plant and equipment, net	218,444	206,225
Other Assets
Goodwill	575,676	545,832
Other intangibles, net	245,703	216,913
Deferred income taxes	3,294	3,346
Other noncurrent assets	36,429	28,812

Total other assets	861,102	794,903

Total Assets	$2,011,478	$1,803,081

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$185,871	$170,504
Customer deposits and advanced billings	79,013	23,810
Accrued compensation	39,139	39,870
Accrued warranty	24,033	20,510
Current portion of long-term debt	40,068	40,068
Other accrued liabilities	88,020	53,612

Total current liabilities	456,144	348,374
Long-term debt	356,190	382,007
Accrued postretirement and pension benefits	59,704	60,508
Deferred income taxes	83,175	76,505
Accrued warranty	23,945	15,003
Other long-term liabilities	14,004	17,297

Total liabilities	993,162	899,694
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,245,427 and 47,954,085 outstanding at June 30, 2011 and December 31, 2010, respectively	662	662
Additional paid-in capital	350,930	339,861
Treasury stock, at cost, 17,929,340 and 18,220,682 shares, at June 30, 2011 and December 31, 2010, respectively	(290,110)	(290,081)
Retained earnings	963,727	887,406
Accumulated other comprehensive loss	(10,393)	(38,077)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	1,014,816	899,771
Non-controlling interest	3,500	3,616

Total shareholders’ equity	1,018,316	903,387

Total Liabilities and Shareholders’ Equity	$2,011,478	$1,803,081

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended June 30		Unaudited Six Months Ended June 30
In thousands, except per share data	2011	2010	2011	2010
Net sales	$478,899	$374,137	$934,158	$738,064
Cost of sales	(336,155)	(260,673)	(658,219)	(516,211)

Gross profit	142,744	113,464	275,939	221,853
Selling, general and administrative expense	(73,943)	(51,243)	(128,759)	(95,874)
Engineering expense	(9,132)	(10,425)	(18,020)	(21,120)
Amortization expense	(3,307)	(2,144)	(6,421)	(4,031)

Total operating expenses	(86,382)	(63,812)	(153,200)	(121,025)
Income from operations	56,362	49,652	122,739	100,828
Other income and expenses
Interest expense, net	(3,793)	(4,092)	(7,477)	(8,004)
Other income (expense), net	(410)	1,086	50	365

Income from operations before income taxes	52,159	46,646	115,312	93,189
Income tax expense	(15,825)	(15,435)	(38,026)	(31,614)

Net income attributable to Wabtec shareholders	$36,334	$31,211	$77,286	$61,575

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.75	$0.65	$1.61	$1.29

Diluted
Net income attributable to Wabtec shareholders	$0.75	$0.65	$1.60	$1.28

Weighted average shares outstanding
Basic	47,950	47,725	47,805	47,539
Diluted	48,463	48,089	48,303	47,911

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
In thousands	2011	2010
Operating Activities
Net income attributable to Wabtec shareholders	$77,286	$61,575
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20,774	17,176
Stock-based compensation expense	9,370	5,640
Loss on disposal of property, plant and equipment	122	207
Excess income tax benefits from exercise of stock options	(3,689)	(2,066)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(65,579)	(66,263)
Inventories	(46,806)	(5,496)
Accounts payable	6,462	5,024
Accrued income taxes	3,823	6,633
Accrued liabilities and customer deposits	76,538	(2,845)
Other assets and liabilities	(12,255)	4,803

Net cash provided by operating activities	66,046	24,388
Investing Activities
Purchase of property, plant and equipment	(12,816)	(7,007)
Proceeds from disposal of property, plant and equipment	291	55
Acquisitions of business, net of cash acquired	(51,777)	(39,943)
Acquisition purchase price adjustment	40	2,368

Net cash used for investing activities	(64,262)	(44,527)
Financing Activities
Proceeds from debt	79,000	166,400
Payments of debt	(104,817)	(150,230)
Proceeds from exercise of stock options and other benefit plans	4,168	2,647
Stock repurchase	(6,187)	(6,311)
Excess income tax benefits from exercise of stock options	3,689	2,066
Cash dividends ($0.02 and $0.02 per share for the six months ended June 30, 2011 and 2010, respectively)	(965)	(949)

Net cash (used for) provided by financing activities	(25,112)	13,623
Effect of changes in currency exchange rates	7,862	(15,634)

Decrease in cash	(15,466)	(22,150)
Cash, beginning of year	236,941	188,659

Cash, end of period	$221,475	$166,509

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In the first six months of 2011, about 47% of the Company’s revenues came from customers outside the U.S.

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

The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30, September 30 and December 31.

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

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $14.2 million and $11.9 million at June 30, 2011 and December 31, 2010, respectively.

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

Stock-Based Compensation The Company recognizes compensation expense for stock-based compensation based on the grant date fair value amortized ratably over the requisite service period following the date of grant.

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

At June 30, 2011, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of June 30, 2011, the Company had forward contracts with a notional value of 16.7 million ZAR (or $2.3 million U.S.) with an average exchange rate of 7.23 ZAR per $1 USD, resulting in the recording of a current liability of $140,000 and a corresponding offset in accumulated other comprehensive income of $89,000, net of tax.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into interest rate swaps which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions with an excellent credit ratings and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that these interest rate swap agreements qualify for cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of June 30, 2011, the Company had interest rate swap agreements with a notional value of $137.0 million and which effectively changed the Company’s interest rate on bank debt at June 30, 2011 from a variable rate to a fixed rate of 2.24%. The interest rate swap agreements mature at various times through December 2012. As of June 30, 2011, the Company has recorded a current liability of $2.3 million and a corresponding offset in accumulated other comprehensive loss of $1.4 million, net of tax, related to these agreements.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of shareholders’ equity. The effects of currency exchange rate changes on transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other income (expense), net were $589,000 for the three months ended June 30, 2011. Foreign exchange transaction gains recognized in other income (expense), net were $893,000 for the three

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

months ended June 30, 2010. Foreign exchange transaction losses recognized in other income (expense), net were $266,000 for the six months ended June 30, 2011. Foreign exchange transaction gains recognized in other income (expense), net were $296,000 for the six months ended June 30, 2010.

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010. Net income attributable to non-controlling interests for the three and six months ended June 30, 2011 and 2010 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts, interest rate swaps, and pension and post retirement related adjustments. Total comprehensive income was:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2011	2010	2011	2010
Net income attributable to Wabtec shareholders	$36,334	$31,211	$77,286	$61,575
Foreign currency translation gain (loss)	6,676	(27,787)	27,095	(37,715)
Unrealized gain on foreign exchange contracts, net of tax	10	37	33	71
Unrealized (loss) gain on interest rate swap contracts, net of tax	(68)	(722)	138	(1,173)
Change in pension and post retirement benefit plans, net of tax	585	1,083	418	1,378

Total comprehensive income	$43,537	$3,822	$104,970	$24,136

The components of accumulated other comprehensive loss were:

In thousands	June 30, 2011	December 31, 2010
Foreign currency translation gain	$37,362	$10,267
Unrealized loss on foreign exchange contracts, net of tax	(89)	(122)
Unrealized loss on interest rate swap contracts, net of tax	(1,395)	(1,533)
Pension benefit plans and post retirement benefit plans, net of tax	(46,271)	(46,689)

Total accumulated comprehensive loss	$(10,393)	$(38,077)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

The Company made the following acquisitions within the Transit Group:

•

On June 29, 2011, the Company acquired an aftermarket transit parts business (“ATP”) from GE Transportation, a parts supply business for propulsion and control systems for the passenger transit car aftermarket in North America for a net purchase price of $21.1 million, resulting in no additional goodwill, on a preliminary basis.

•

On February 25, 2011, the Company acquired Brush Traction Group (“Brush Traction”), a UK-based provider of locomotive overhauls, services and aftermarket components for a net purchase price of approximately $30.7 million, resulting in additional goodwill of $20.5 million, on a preliminary basis, which will be deductible for tax purposes.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

•

On November 5, 2010, the Company acquired substantially all of the assets of Swiger Coil Systems (“Swiger”), a manufacturer of traction motors and electric coils for the rail and power generation markets for a net purchase price of approximately $43.0 million, resulting in additional goodwill of $18.7 million, on a preliminary basis, which will be deductible for tax purposes.

The Company made the following acquisitions within the Freight Group:

•

On August 20, 2010, the Company acquired Bach-Simpson Corporation (“Bach-Simpson”), a designer and manufacturer of electronic instrumentation devices for rail and transit markets, for a net purchase price of approximately $12.0 million, resulting in additional goodwill of $3.5 million, on a preliminary basis, of which $2.6 million will be deductible for tax purposes.

•

On July 28, 2010, the Company acquired G&B Specialties, Inc. (“G&B”), a manufacturer of railroad track and signaling products, for a net purchase price of approximately $31.8 million, net of cash received, resulting in additional goodwill of $13.2 million, on a preliminary basis, none of which will be deductible for tax purposes.

•

On March 12, 2010, the Company acquired Xorail LLC (“Xorail”), a leading provider of signal engineering and design services. The purchase price was $39.9 million, net of cash received, resulting in additional goodwill of $29.6 million, none of which will be deductible for tax purposes.

The 2011 and 2010 acquisitions listed above include escrow deposits of $21.8 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

For the ATP, Brush Traction, Swiger, Bach-Simpson and G&B acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the Xorail acquisition, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	ATP	Brush Traction	Swiger	Bach-Simpson	G&B	Xorail
In thousands	June 29, 2011	February 25, 2011	November 5, 2010	August 20, 2010	July 28, 2010	March 12, 2010
Current assets	$—	$19,558	$9,650	$3,800	$8,154	$11,147
Property, plant & equipment	—	8,904	2,705	213	5,510	2,905
Goodwill and other intangible assets	21,100	30,774	33,411	8,559	29,162	35,545
Other assets	—	—	—	—	43	133

Total assets acquired	21,100	59,236	45,766	12,572	42,869	49,730
Total liabilities assumed	—	(28,559)	(2,759)	(574)	(11,027)	(9,787)

Net assets acquired	$21,100	$30,677	$43,007	$11,998	$31,842	$39,943

Of the preliminary allocation of $21.1 million of acquired intangible assets for ATP, $17.3 million was assigned to customer relationships, $2.1 million was assigned to a license agreement and $1.7 million was assigned to customer backlog. The customer relationships, as well as the license agreement, have an average useful life of 20 years.

Of the preliminary allocation of $10.2 million of acquired intangible assets for Brush Traction exclusive of goodwill, $2.6 million was assigned to customer relationships, $5.6 million was assigned to trade names and $2.0 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 10 years.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Of the preliminary allocation of $14.7 million of acquired intangible assets for Swiger exclusive of goodwill, $6.1 million was assigned to customer relationships, $5.1 million was assigned to trade names, $2.4 million was assigned to long-term contracts, $560,000 was assigned to non-compete agreements and $510,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years, the long term contracts’ average useful life is four years and the non-compete agreements’ average useful life is two years.

Of the preliminary allocation of $5.1 million of acquired intangible assets for Bach-Simpson exclusive of goodwill, $2.9 million was assigned to customer relationships, $486,000 was assigned to long-term contracts, $914,000 was assigned to trade names and $752,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years and the long term contracts’ average useful life is two years.

Of the preliminary allocation of $16.0 million of acquired intangible assets for G&B exclusive of goodwill, $12.3 million was assigned to customer relationships, $2.8 million was assigned to trade names and $850,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years.

Of the allocation of $5.9 million of acquired intangible assets for Xorail exclusive of goodwill, $4.3 million was assigned to customer relationships, $426,000 was assigned to intellectual property, $470,000 was assigned to non-compete agreements and $750,000 was assigned to customer backlog. The customer relationships’ average useful life is 20 years, the intellectual property’s average useful life is six years and the non-compete agreements’ average useful life is six years.

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

•

On December 31, 2008, the Company invested $2.8 million in Shenyang CNR Wabtec Railway Brake Technology Company, Ltd. (“Shenyang”) for an interest in a joint venture Company. On September 9, 2010, the Company invested an additional $8.0 million in this joint venture. Shenyang manufactures braking equipment for the freight car market in China. The Company does not consolidate the results of operations for Shenyang.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2010:

In thousands	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net sales	$481,399	$411,922	$947,828	$806,580
Gross profit	144,154	128,142	280,951	246,115
Net income attributable to Wabtec shareholders	37,086	36,235	79,686	70,018
Diluted earnings per share
As Reported	$0.75	$0.65	$1.60	$1.28
Pro forma	$0.77	$0.75	$1.65	$1.46

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	June 30, 2011	December 31, 2010
Raw materials	$137,302	$108,768
Work-in-process	98,494	81,254
Finished goods	75,373	63,469

Total inventories	$311,169	$253,491

5. INTANGIBLES

Goodwill was $575.7 million and $545.8 million at June 30, 2011 and December 31, 2010, respectively. The adjustment of $0.9 million to goodwill for preliminary purchase allocation is due to the Xorail, G&B Specialties, Bach-Simpson, Adantech and Swiger acquisitions. The change in the carrying amount of goodwill by segment for the six months ended June 30, 2011 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2010	$364,604	$181,228	$545,832
Adjustment to preliminary purchase allocation	627	238	865
Acquisition	—	20,474	20,474
Foreign currency impact	313	8,192	8,505

Balance at June 30, 2011	$365,544	$210,132	$575,676

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

As of June 30, 2011 and December 31, 2010, the Company’s trademarks had a net carrying amount of $111.1 million and $103.5 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	June 30, 2011	December 31, 2010
Patents and other, net of accumulated amortization of $38,217 and $29,613	$17,654	$14,363
Customer relationships, net of accumulated amortization of $17,681 and $13,614	116,929	99,039

Total	$134,583	$113,402

The weighted average remaining useful life of patents, customer relationships and intellectual property were six years, 16 years and 18 years, respectively. Amortization expense for intangible assets was $3.3 million and $6.4 million for the three and six months ended June 30, 2011, respectively and $2.1 million and $4.0 million for the three and six months ended June 30, 2010, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2011	$14,393
2012	11,581
2013	10,147
2014	9,932
2015	9,437

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	June 30, 2011	December 31, 2010
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	107,500	137,500
Revolving Credit Facility	138,000	134,000
Capital Leases	758	575

Total	396,258	422,075
Less—current portion	40,068	40,068

Long-term portion	$356,190	$382,007

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

to the indices described below. At June 30, 2011, the Company had available bank borrowing capacity, of approximately $113.1 million, net of $48.9 million of letters of credit, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate Rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points. At June 30, 2011 the weighted average interest rate on the Company’s variable rate debt was 1.45%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On June 30, 2011, the notional value of the interest rate swaps outstanding was $137.0 million and effectively changed the Company’s interest rate on bank debt at June 30, 2011 from a variable rate to a fixed rate of 2.24%. The interest rate swap agreements mature at various times through December 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$74	$80	$820	$734
Interest cost	619	648	1,951	1,862
Expected return on plan assets	(851)	(775)	(2,166)	(1,936)
Net amortization/deferrals	607	479	513	457
Curtailment loss recognized	—	—	—	845
Settlement loss recognized	—	—	304	108

Net periodic benefit cost	$449	$432	$1,422	$2,070

Assumptions
Discount rate	5.20%	5.75%	5.43%	6.11%
Expected long-term rate of return	8.00%	8.00%	6.72%	6.94%
Rate of compensation increase	3.00%	3.00%	3.17%	3.28%

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$148	$160	$1,622	$1,472
Interest cost	1,238	1,296	3,849	3,744
Expected return on plan assets	(1,702)	(1,551)	(4,294)	(3,877)
Net amortization/deferrals	1,213	958	1,018	910
Curtailment loss recognized	—	—	—	933
Settlement loss recognized	—	—	588	349

Net periodic benefit cost	$897	$863	$2,783	$3,531

Assumptions
Discount rate	5.20%	5.75%	5.43%	6.11%
Expected long-term rate of return	8.00%	8.00%	6.72%	6.94%
Rate of compensation increase	3.00%	3.00%	3.17%	3.28%

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

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$10	$13	$14	$17
Interest cost	399	404	59	76
Net amortization/deferrals	(245)	(263)	(98)	(62)

Net periodic benefit cost	$164	$154	$(25)	$31

Assumptions
Discount rate	5.20%	5.75%	5.50%	6.40%

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$20	$25	$28	$34
Interest cost	798	808	117	151
Net amortization/deferrals	(489)	(526)	(195)	(123)

Net periodic benefit cost	$329	$307	$(50)	$62

Assumptions
Discount rate	5.20%	5.75%	5.50%	6.40%

8. STOCK-BASED COMPENSATION

As of June 30, 2011, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the 2000 Plan or the Directors Plan subsequent to October 31, 2016. The 2011 Plan has a 10 year term through March 27, 2021 and provides a maximum of 1,900,000 shares for grants or awards.

Stock-based compensation expense was $9.4 million and $5.6 million for the six months ended June 30, 2011 and 2010, respectively. Included in the stock-based compensation expense for 2011 above is $1.3 million of expense related to stock options, $2.1 million related to restricted stock, $5.5 million related to incentive stock

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

awards and $450,000 related to awards issued for Directors’ fees. At June 30, 2011, unamortized compensation expense related to stock options, restricted stock and incentive stock awards expected to vest totaled $27.2 million and will be recognized over a weighted average period of 1.8 years.

Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant. Under the Directors Plan, options become exercisable over a three-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2010	998,389	$27.83	6.2	$25,018
Granted	115,946	57.46		1,142
Exercised	(211,827)	19.68		(10,090)
Canceled	(8,213)	26.17		(338)

Outstanding at June 30, 2011	894,295	$33.62	7.0	$30,127

Exercisable at June 30, 2011	495,779	$27.88	6.3	$19,550

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

Restricted Stock and Incentive Stock Beginning in 2006 the Company adopted a restricted stock program. As provided for under the 2011 and 2000 Plans, eligible employees are granted restricted stock that generally vests over four years from the date of grant. Under the Directors Plan, restricted stock awards vest one year from the date of grant.

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three-year performance goals. The incentive stock awards included in the table below represent the number of shares that may vest if the performance targets are met. As of June 30, 2011, based on

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

the Company’s performance, we estimate that these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced or increased and will be recognized over the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the six months ended June 30, 2011:

	Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	276,627	356,327	$35.90
Granted	110,082	316,409	52.47
Vested	(109,330)	(67,342)	36.33
Canceled	(2,500)	(1,999)	33.29

Outstanding at June 30, 2011	274,879	603,395	$43.87

9. INCOME TAXES

The overall effective income tax rate was 30.3% and 33.0% for the three and six months ended June 30, 2011, respectively, and 33.1% and 33.9% for the three and six months ended June 30, 2010, respectively. The decrease in the effective rate is due primarily to a $1.7 million benefit recorded in the second quarter of 2011 relating to settlements with taxing authorities and the expiration of statutory review periods in various taxing jurisdictions.

As of June 30, 2011, the liability for income taxes associated with uncertain tax positions is $7.8 million, of which $1.7 million, if recognized would favorably affect the Company’s effective tax rate. As of December 31, 2010 the liability associated with uncertain tax positions was $10.0 million, of which $3.1 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011 the total accrued interest and penalties are $2.6 million and $1.3 million, respectively. As of December 31, 2010 the total accrued interest and penalties were $3.1 million and $1.7 million, respectively.

With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for the years before 2009.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $1.5 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,
In thousands, except per share	2011	2010
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$36,334	$31,211
Less: dividends declared—common shares and non-vested restricted stock	(484)	(481)

Undistributed earnings	35,850	30,730
Percentage allocated to common shareholders(1)	99.5%	99.5%

	35,671	30,576
Add: dividends declared—common shares	482	479

Numerator for basic and diluted earnings per common share	$36,153	$31,055

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,950	47,725
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	513	364

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,463	48,089

Net income per common share attributable to Wabtec shareholders
Basic	$0.75	$0.65
Diluted	$0.75	$0.65
(1) Basic weighted-average common shares outstanding	47,950	47,725
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	48,191	47,956
Percentage allocated to common shareholders	99.5%	99.5%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

	Six Months Ended June 30,
In thousands, except per share	2011	2010
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$77,286	$61,575
Less: dividends declared—common shares and non-vested restricted stock	(965)	(949)

Undistributed earnings	76,321	60,626
Percentage allocated to common shareholders(1)	99.5%	99.5%

	75,939	60,323
Add: dividends declared—common shares	963	944

Numerator for basic and diluted earnings per common share	$76,902	$61,267

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,805	47,539
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	498	372

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,303	47,911

Per common share net income attributable to Wabtec shareholders
Basic	$1.61	$1.29
Diluted	$1.60	$1.28
(1) Basic weighted-average common shares outstanding	47,805	47,539
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	48,041	47,761
Percentage allocated to common shareholders	99.5%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Six Months Ended June 30,
In thousands	2011	2010
Balance at December 31, 2010 and 2009, respectively	$35,513	$29,207
Warranty expense	9,384	10,787
Acquisition	12,008	—
Warranty claim payments	(8,927)	(7,460)

Balance at June 30, 2011 and 2010, respectively	$47,978	$32,534

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2011, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at June 30, 2011	Fair Value Measurements at June 30, 2011 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$(140)	$—	$(140)	$—
Interest rate swap agreements	(2,310)	—	(2,310)	—

Total	$(2,450)	$—	$(2,450)	$—

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

On May 14, 2010, Faiveley Transport USA, Inc., Faiveley Transport Nordic AB, Faiveley Transport Amiens S.A.S, and Ellcon National, Inc. filed a complaint against Wabtec Corporation in the U.S. District Court for the Southern District of New York. That complaint was amended on June 8, 2010. The claims in the amended complaint include misappropriation of trade secrets, unfair competition, tortious interference with prospective business relations, tortious interference with prospective economic advantage, and unjust enrichment. On June 25, 2010, the Company filed a motion to dismiss the Faiveley entities’ amended complaint in its entirety. That motion to dismiss was denied. In November 2010, the plaintiffs asserted a claim for $17.2 million in compensatory and other unspecified damages. On December 10, 2010 the Company filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. Briefing on those motions was completed on December 29, 2010 and oral argument was heard on January 7, 2011. On April 13, 2011, a judge issued an order, without an opinion, that granted the plaintiffs’ motion for partial summary judgment on three of their four claims and denied Wabtec’s motion for summary judgment. A jury trial on damages took place from June 20, 2011 to June 28, 2011, and the jury awarded the plaintiffs $18.1 million. On July 29, 2011, after considering post-trial motions on prejudgment interest and on potential adjustments to the jury’s award, the Court entered a final verdict in the amount of $18.1 million, plus interest. The Company intends to appeal the verdict. The Company recorded a charge in the second quarter in the amount of $18.1 million.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011. During the first six months of 2011, there were no material changes other than what is discussed above to the information described in Note 18 therein.

14. SEGMENT INFORMATION

Wabtec has two reportable segments—the Freight Group and the Transit Group. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type. The business segments are:

Freight Group primarily manufactures and services components for new and existing freight cars and locomotives, builds new switcher locomotives, rebuilds freight locomotives, supplies railway electronics, positive train control equipment, signal design and engineering services, friction products, and provides related heat exchange and cooling systems. Customers include large railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Transit Group primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives, friction products, and refurbishes subway cars. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of subway cars and buses around the world.

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

Segment financial information for the three months ended June 30, 2011 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$280,036	$198,863	$—	$478,899
Intersegment sales/(elimination)	3,619	1,639	(5,258)	—

Total sales	$283,655	$200,502	$(5,258)	$478,899

Income (loss) from operations	$52,396	$26,052	$(22,086)	$56,362
Interest expense and other, net	—	—	(4,203)	(4,203)

Income (loss) from operations before income taxes	$52,396	$26,052	$(26,289)	$52,159

Segment financial information for the three months ended June 30, 2010 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$189,974	$184,163	$—	$374,137
Intersegment sales/(elimination)	4,637	1,476	(6,113)	—

Total sales	$194,611	$185,639	$(6,113)	$374,137

Income (loss) from operations	$29,574	$24,774	$(4,696)	$49,652
Interest expense and other, net	—	—	(3,006)	(3,006)

Income (loss) from operations before income taxes	$29,574	$24,774	$(7,702)	$46,646

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Segment financial information for the six months ended June 30, 2011 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$544,892	$389,266	$—	$934,158
Intersegment sales/(elimination)	7,910	2,034	(9,944)	—

Total sales	$552,802	$391,300	$(9,944)	$934,158

Income (loss) from operations	$99,973	$50,173	$(27,407)	$122,739
Interest expense and other, net	—	—	(7,427)	(7,427)

Income (loss) from operations before income taxes	$99,973	$50,173	$(34,834)	$115,312

Segment financial information for the six months ended June 30, 2010 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$355,118	$382,946	$—	$738,064
Intersegment sales/(elimination)	11,537	2,016	(13,553)	—

Total sales	$366,655	$384,962	$(13,553)	$738,064

Income (loss) from operations	$50,948	$58,005	$(8,125)	$100,828
Interest expense and other, net	—	—	(7,639)	(7,639)

Income (loss) from operations before income taxes	$50,948	$58,005	$(15,764)	$93,189

Sales by product are as follows:

	Three Months Ended June 30,
In thousands	2011	2010
Electronics and other freight related products	$205,697	$123,953
Brake products	125,573	107,633
Remanufacturing, overhaul & build	82,223	73,973
Transit products	48,994	55,525
Other	16,412	13,053

Total sales	$478,899	$374,137

	Six Months Ended June 30,
In thousands	2011	2010
Electronics and other freight related products	$390,874	$221,441
Brake products	251,443	229,667
Remanufacturing, overhaul & build	161,657	146,334
Transit products	99,884	114,999
Other	30,300	25,623

Total sales	$934,158	$738,064

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

Balance Sheet as of June 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$4,456	$8,407	$208,612	$—	$221,475
Accounts receivable	106	183,416	153,151	—	336,673
Inventories	—	221,307	89,862	—	311,169
Other current assets	47,841	3,617	11,157	—	62,615

Total current assets	52,403	416,747	462,782	—	931,932
Property, plant and equipment	3,517	120,908	94,019	—	218,444
Goodwill	7,980	396,828	170,868	—	575,676
Investment in subsidiaries	2,556,687	533,513	1,075,657	(4,165,857)	—
Other intangibles	—	172,625	73,078	—	245,703
Other long term assets	(6,295)	4,735	41,283	—	39,723

Total Assets	$2,614,292	$1,645,356	$1,917,687	$(4,165,857)	$2,011,478

Current liabilities	$73,551	$227,028	$155,565	$—	$456,144
Intercompany	1,089,989	(1,166,815)	76,826	—	—
Long-term debt	355,500	228	462	—	356,190
Other long term liabilities	76,936	32,619	71,273	—	180,828

Total liabilities	1,595,976	(906,940)	304,126	—	993,162
Stockholders’ equity	1,018,316	2,552,296	1,613,561	(4,165,857)	1,018,316

Total Liabilities and Stockholders’ Equity	$2,614,292	$1,645,356	$1,917,687	$(4,165,857)	$2,011,478

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Balance Sheet as of December 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$42,714	$13,226	$181,001	$—	$236,941
Accounts receivable	371	149,015	108,763	—	258,149
Inventories	—	183,607	69,884	—	253,491
Other current assets	41,600	2,700	9,072	—	53,372

Total current assets	84,685	348,548	368,720	—	801,953
Property, plant and equipment, net	2,614	122,467	81,144	—	206,225
Goodwill	7,980	395,902	141,950	—	545,832
Investment in Subsidiaries	2,380,766	533,249	403,412	(3,317,427)	—
Other intangibles, net	—	155,475	61,438	—	216,913
Other long term assets	(5,279)	(1,928)	39,365	—	32,158

Total assets	$2,470,766	$1,553,713	$1,096,029	$(3,317,427)	$1,803,081

Current liabilities	$66,722	$174,188	$107,464	$—	$348,374
Intercompany	1,043,791	(1,097,899)	54,108	—	—
Long-term debt	381,500	258	249	—	382,007
Other long term liabilities	75,366	33,570	60,377	—	169,313

Total liabilities	1,567,379	(889,883)	222,198	—	899,694
Stockholders’ equity	903,387	2,443,596	873,831	(3,317,427)	903,387

Total Liabilities and Stockholders’ Equity	$2,470,766	$1,553,713	$1,096,029	$(3,317,427)	$1,803,081

Income Statement for the Three Months Ended June 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$326,248	$190,868	$(38,217)	$478,899
Cost of sales	(380)	(211,286)	(139,706)	15,217	(336,155)

Gross profit (loss)	(380)	114,962	51,162	(23,000)	142,744
Operating expenses	(33,899)	(32,754)	(19,729)	—	(86,382)

Operating (loss) profit	(34,279)	82,208	31,433	(23,000)	56,362
Interest (expense) income, net	(5,593)	1,132	668	—	(3,793)
Other income (expense), net	173	214	(797)	—	(410)
Equity earnings	80,047	21,624	—	(101,671)	—

Income (loss) from operations before income tax	40,348	105,178	31,304	(124,671)	52,159
Income tax expense	(4,014)	(3,379)	(8,432)	—	(15,825)

Net income (loss) attributable to Wabtec shareholders	$36,334	$101,799	$22,872	$(124,671)	$36,334

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Income Statement for the Three Months Ended June 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$279,053	$116,154	$(21,070)	$374,137
Cost of sales	878	(184,642)	(88,554)	11,645	(260,673)

Gross profit (loss)	878	94,411	27,600	(9,425)	113,464
Operating expenses	(12,993)	(35,206)	(15,613)	—	(63,812)

Operating (loss) profit	(12,115)	59,205	11,987	(9,425)	49,652
Interest (expense) income, net	(5,733)	1,594	47	—	(4,092)
Other income (expense), net	225	517	344	—	1,086
Equity earnings	54,407	9,819	—	(64,226)	—

Income (loss) from operations before income tax	36,784	71,135	12,378	(73,651)	46,646
Income tax expense	(5,573)	(3,552)	(6,310)	—	(15,435)

Net income (loss) attributable to Wabtec shareholders	$31,211	$67,583	$6,068	$(73,651)	$31,211

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Six Months Ended June 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$653,507	$344,624	$(63,973)	$934,158
Cost of sales	(379)	(428,830)	(258,973)	29,963	(658,219)

Gross profit (loss)	(379)	224,677	85,651	(34,010)	275,939
Operating expenses	(47,981)	(68,748)	(36,471)	—	(153,200)

Operating (loss) profit	(48,360)	155,929	49,180	(34,010)	122,739
Interest (expense) income, net	(10,963)	2,285	1,201	—	(7,477)
Other income (expense), net	7,394	(1,027)	(6,317)	—	50
Equity earnings	148,831	28,033	—	(176,864)	—

Income (loss) from operations before income tax	96,902	185,220	44,064	(210,874)	115,312
Income tax expense	(19,616)	(7,029)	(11,381)	—	(38,026)

Net income (loss) attributable to Wabtec shareholders	$77,286	$178,191	$32,683	$(210,874)	$77,286

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Income Statement for the Six Months Ended June 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$541,731	$235,662	$(39,329)	$738,064
Cost of sales	1,058	(361,774)	(180,775)	25,280	(516,211)

Gross profit (loss)	1,058	179,957	54,887	(14,049)	221,853
Operating expenses	(21,684)	(68,576)	(30,765)	—	(121,025)

Operating (loss) profit	(20,626)	111,381	24,122	(14,049)	100,828
Interest (expense) income, net	(11,378)	3,199	175	—	(8,004)
Other (expense) income, net	1,314	1,496	(2,445)	—	365
Equity earnings	108,448	14,645	—	(123,093)	—

Income (loss) from operations before income tax	77,758	130,721	21,852	(137,142)	93,189
Income tax expense	(16,183)	(7,142)	(8,289)	—	(31,614)

Net income (loss) attributable to Wabtec shareholders	$61,575	$123,579	$13,563	$(137,142)	$61,575

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(11,754)	$199,900	$88,774	$(210,874)	$66,046
Net cash used for investing activities	(1,209)	(26,498)	(36,555)	—	(64,262)
Net cash (used for) provided by financing activities	(25,295)	(178,221)	(32,470)	210,874	(25,112)
Effect of changes in currency exchange rates	—	—	7,862	—	7,862

(Decrease) increase in cash	(38,258)	(4,819)	27,611	—	(15,466)
Cash, beginning of year	42,714	13,226	181,001	—	236,941

Cash, end of period	$4,456	$8,407	$208,612	$—	$221,475

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(10,719)	$155,418	$16,831	$(137,142)	$24,388
Net cash used for investing activities	(89)	(42,092)	(2,346)	—	(44,527)
Net cash provided by (used for) financing activities	14,078	(123,618)	(13,979)	137,142	13,623
Effect of changes in currency exchange rates	—	—	(15,634)	—	(15,634)

Increase (decrease) in cash	3,270	(10,292)	(15,128)	—	(22,150)
Cash, beginning of year	12,026	12,124	164,509	—	188,659

Cash, end of period	$15,296	$1,832	$149,381	$—	$166,509

16. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2011	2010	2011	2010
Foreign currency (loss) gain	$(589)	$893	$(266)	$296
Other miscellaneous income	179	193	316	69

Total other income (expense), net	$(410)	$1,086	$50	$365

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 17 countries. In the first six months of 2011, about 47% of the Company’s revenues came from customers outside the U.S.

Management Review and Future Outlook

Wabtec’s long-term financial goals are to generate cash flow in excess of net income, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls and implementation of the Wabtec Performance System, and increase revenues through a focused growth strategy, including global and market expansion, new products and technologies, aftermarket products and services, and acquisitions. In addition, Management evaluates the Company’s current operational performance through measures such as quality and on-time delivery.

The Company monitors a variety of factors and statistics to gauge market activity. The North America freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. In 2010, U.S. freight rail traffic increased due to the improving overall economy. According to the Association of American Railroads, in 2010, revenue ton-miles increased 8.5%, carloadings increased 7.3% and intermodal loadings increased 14.2%, compared to the same period of 2009, as rail traffic rebounded strongly from the 2008-09 economic recession. Through mid-July 2011, revenue ton-miles were up 3.5%, carloadings were up 2.4% and intermodal loadings were up 7.2%, compared to the same period of 2010. This has had a favorable effect on the Company’s Freight Group, with increased demand for new locomotives and freight cars, and for aftermarket products and services. About 15% of the Company’s revenues are directly related to deliveries of new freight cars, so the improvement in that market has had a favorable effect on the Company’s financial results. Whether demand continues to improve will depend largely on continued strength in the overall economy and in rail traffic volumes.

In 2008, the U.S. government enacted rail safety legislation that requires certain freight and passenger railroads to equip certain locomotives with positive train control technology by the end of 2015. This technology includes an on-board locomotive computer and related software, which are being developed by Wabtec. As the industry leader, Wabtec expects to benefit from increased sales of train control-related products and engineering services as the technology is deployed throughout the industry. PTC revenue was about $20.0 million for the six months ended June 30, 2011.

The North American transit rail industry is driven by government spending and ridership. According to the American Public Transportation Association, spending under SAFETEA-LU, the federal government’s transportation funding bill increased about 6% in 2009 and remained consistent in 2010, while ridership decreased about 4% and 1% in 2009 and 2010, respectively, due to the recession and its impact on employment levels. Ridership increased 1.6% in the first quarter of 2011, the first quarterly increase since the fourth quarter of 2008. Although SAFETEA-LU expired in September 2009, the bill has been extended through September 2011, with funding at about 2009 levels. Spending in 2011 is expected to remain at about current levels at least until a new bill has been passed.

In 2011, market conditions have improved in the North America freight rail market and are stable in the North America passenger transit market. Demand for new freight cars and locomotives is higher, due to increasing freight rail traffic. In the passenger transit market, the Company believes that stable federal funding and ridership has resulted in stable demand for new equipment and aftermarket parts; however, most government entities at all levels are facing budget issues, which could have a negative effect on demand for the Company’s products and services.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S. Our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market. Asia-Pacific is a growth market and our various joint ventures and direct exports to China have positioned the Company to take advantage of this growth. Economic growth in Australia has been an area of expansion for the Company as commodity suppliers use our products to meet the demands of their regional customers. Recently, the Company has announced a contract and an acquisition in Brazil, allowing us to expand our presence in that market.

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

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Net sales	$478.9	$374.1	$934.1	$738.0
Cost of sales	(336.2)	(260.7)	(658.2)	(516.2)

Gross profit	142.7	113.4	275.9	221.8
Selling, general and administrative expenses	(73.9)	(51.3)	(128.8)	(95.9)
Engineering expenses	(9.1)	(10.4)	(18.0)	(21.1)
Amortization expense	(3.3)	(2.1)	(6.4)	(4.0)

Total operating expenses	(86.3)	(63.8)	(153.2)	(121.0)
Income from operations	56.4	49.6	122.7	100.8
Interest expense, net	(3.8)	(4.1)	(7.5)	(8.0)
Other income (expense), net	(0.4)	1.1	0.1	0.4

Income from operations before income taxes	52.2	46.6	115.3	93.2
Income tax expense	(15.8)	(15.4)	(38.0)	(31.6)

Net income attributable to Wabtec shareholders	$36.4	$31.2	$77.3	$61.6

SECOND QUARTER 2011 COMPARED TO SECOND QUARTER 2010

The following table summarizes the results of operations for the period:

	Three months ended June 30,
In thousands	2011	2010	Percent Change
Freight Group	$280,036	$189,974	47.4%
Transit Group	198,863	184,163	8.0%

Net sales	478,899	374,137	28.0%
Income from operations	56,362	49,652	13.5%
Net income attributable to Wabtec shareholders	$36,334	$31,211	16.4%

Net sales increased by $104.8 million to $478.9 million from $374.1 million for the three months ended June 30, 2011 and 2010, respectively. The increase is due to increased freight original equipment and aftermarket sales of $75.8 million and sales related to acquisitions of $37.1 million. Partially offsetting this increase was primarily lower sales for the build of transit locomotives of $29.4 million. The Company realized a net sales increase of $16.0 million and an income from operations increase of $2.5 million due to favorable effects of foreign exchange. Net income for the three months ended June 30, 2011 was $36.4 million or $0.75 per diluted share. Net income for the three months ended June 30, 2010 was $31.2 million or $0.65 per diluted share. Net income increased due to higher sales volume.

Freight Group sales increased by $90.0 million, or 47.4%, due to higher sales of $59.4 million for electronics and specialty products, $9.3 million for brake products and $9.2 million from acquisitions. For the Freight Group, net sales increased by $5.0 million due to favorable effects of foreign exchange on sales mentioned above.

Transit Group sales increased by $14.7 million, or 8.0%, due to increased sales of $27.9 million from acquisitions and $10.3 million for electronics and specialty products, partially offset by decreased sales of $29.4 million for the build of locomotives and a $7.3 million decrease for transit products, due to the completion of major contracts, as well as project delays and budget constraints at municipal transit authorities. For the Transit Group, net sales were increased by $11.0 million due to favorable effects of foreign exchange on sales mentioned above.

Gross profit Gross profit, which is dependent on a number of factors including pricing, sales volume and product mix, increased to $142.7 million in the second quarter of 2011 compared to $113.4 million in the same period of 2010. Gross profit, as a percentage of sales, was 29.8% for the second quarter of 2011 compared to 30.3%, for the second quarter of 2010, mainly due to mix of products. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $3.1 million lower in the second quarter of 2011 compared to the same period of 2010 due primarily to decreased warranty expense related to certain transit contracts. The warranty reserve recorded on the balance sheet was $15.4 million higher at June 30, 2011 compared to June 30, 2010. This is due to assuming opening balance sheet warranty reserves of $12.0 million from 2011 acquisitions.

Operating expenses The following table shows our operating expenses:

	Three months ended June 30,
In thousands	2011	2010	Percent Change
Selling, general and administrative expenses	$73,943	$51,243	44.3%
Engineering expenses	9,132	10,425	(12.4)%
Amortization expense	3,307	2,144	54.2%

Total operating expenses	$86,382	$63,812	35.4%

Selling, general, and administrative expenses increased $22.7 million in the second quarter of 2011 compared to the same period of 2010 because of an $18.1 million charge for a court ruling, acquisitions, and incentive and non-cash compensation, partially offset by a benefit of $2.4 million from a settlement related to a prior acquisition. Engineering expense decreased by $1.3 million in the second quarter of 2011 compared to the same period of 2010 as the company focused engineering resources on completing original equipment contracts which caused the related engineering costs to be charged to cost of sales. Amortization expense increased in the second quarter of 2011 compared to the same period in 2010 due to amortization of intangibles associated with acquisitions. Total operating expenses were 18.0% and 17.1% of sales for the second quarter of 2011 and 2010, respectively.

Income from operations Income from operations totaled $56.4 million (or 11.8% of sales) in the second quarter of 2011 compared with $49.6 million (or 13.3% of sales) in the same period of 2010. Income from operations increased due to higher sales volume and operating margins, and a benefit from a settlement related to a prior acquisition, partially offset by a charge for a court ruling.

Interest expense, net Overall interest expense, net, decreased due to higher interest income on higher invested cash balances.

Other income (expense), net The Company recorded foreign exchange losses of $0.6 million in the second quarter of 2011 and foreign exchange gains of $0.9 million in the second quarter of 2010, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 30.3% and 33.1% for the second quarter of 2011 and 2010, respectively. The decrease in the effective rate is due primarily to a $1.7 million benefit recorded in the second quarter of 2011 relating to settlements with taxing authorities and the expiration of statutory review periods in various taxing jurisdictions.

Net income Net income for the second quarter of 2011 increased $5.1 million, compared with the same period of 2010. The increase in net income is due to higher sales volume, a benefit from a settlement related to a prior acquisition, and a tax benefit from the successful resolution of certain outstanding tax issues from prior years, partially offset by a charge for a court ruling.

FIRST SIX MONTHS OF 2011 COMPARED TO FIRST SIX MONTHS OF 2010

The following table summarizes the results of operations for the period:

	Six months ended June 30,
In thousands	2011	2010	Percent Change
Freight Group	$544,892	$355,118	53.4%
Transit Group	389,266	382,946	1.7%

Net sales	934,158	738,064	26.6%
Income from operations	122,739	100,828	21.7%
Net income attributable to Wabtec shareholders	$77,286	$61,575	25.5%

Net sales increased by $196.1 million to $934.1 million from $738.0 million for the six months ended June 30, 2011 and 2010, respectively. The increase is due to increased freight original equipment and aftermarket sales of $150.9 million and sales related to acquisitions of $70.6 million. Partially offsetting this increase was primarily lower sales for the build of transit locomotives of $39.6 million. The Company realized a net sales increase of $18.0 million and an income from operations increase of $2.5 million due to favorable effects of foreign exchange. Net income for the six months ended June 30, 2011 was $77.3 million or $1.60 per diluted share. Net income for the six months ended June 30, 2010 was $61.6 million or $1.28 per diluted share. Net income increased due to higher sales volume.

Freight Group sales increased by $189.7 million, or 53.4%, due to higher sales of $121.6 million for electronics and specialty products, $30.4 million from acquisitions and $21.4 million for brake products. For the Freight Group, net sales increased by $8.4 million due to favorable effects of foreign exchange on sales mentioned above.

Transit Group sales increased by $6.4 million, or 1.7%, due to increased sales of $40.2 million from acquisitions and $12.5 million for electronics and specialty products, partially offset by decreased sales of $39.6 million for the build of locomotives and a $15.7 million decrease for transit products, due to the completion of major contracts, as well as project delays and budget constraints at municipal transit authorities. For the Transit Group, net sales increased by $9.6 million due to favorable effects of foreign exchange on sales as mentioned above.

Gross profit Gross profit, which is dependent on a number of factors including pricing, sales volume and product mix, increased to $275.9 million for the first six months of 2011 compared to $221.8 million in the same period of 2010. Gross profit, as a percentage of sales, was 29.5% for the first six months of 2011 compared to 30.1%, for the first six months of 2010, primarily because of mix of products. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $1.4 million lower for the first six months of 2011 compared to the same period of 2010 due primarily to decreased warranty expense related to certain transit contracts.

Operating expenses The following table shows our operating expenses:

	Six months ended June 30,
In thousands	2011	2010	Percent Change
Selling, general and administrative expenses	$128,759	$95,874	34.3%
Engineering expenses	18,020	21,120	(14.7)%
Amortization expense	6,421	4,031	59.3%

Total operating expenses	$153,200	$121,025	26.6%

Selling, general, and administrative expenses increased $32.9 million in the first six months of 2011 compared to the same period of 2010 because of an $18.1 million charge for a court ruling, acquisitions, and incentive and non-cash compensation, partially offset by a benefit of $2.4 million from a settlement related to a prior acquisition. Engineering expense decreased by $3.1 million in the first six months of 2011 compared to the same period of 2010 as the Company focused engineering resources on completing original equipment contracts which caused the related engineering costs to be charged to cost of sales. Amortization expense increased in the first six months of 2011 compared to the same period in 2010 due to amortization of intangibles associated with acquisitions. Total operating expenses were 16.4% of sales for the first six months of 2011 and 2010.

Income from operations Income from operations totaled $122.7 million (or 13.1% of sales) in the first six months of 2011 compared with $100.8 million (or 13.7% of sales) in the same period of 2010. Income from operations increased due to higher sales volume and operating margins, a benefit from a settlement related to a prior acquisition, partially offset by a charge for a court ruling.

Interest expense, net Overall interest expense, net, decreased due to higher interest income on higher invested cash balances.

Other income (expense), net The Company recorded foreign exchange losses of $0.3 million in the first six months of 2011 and foreign exchange gains of $0.3 million in the first six months of 2010, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 33.0% and 33.9% for the first six months of 2011 and 2010, respectively. The decrease in the effective rate is due primarily to a $1.7 million benefit recorded in the second quarter of 2011 relating to settlements with taxing authorities and the expiration of statutory review periods in various taxing jurisdictions.

Net income Net income for the first six months of 2011 increased $15.7 million, compared with the same period of 2010. The increase in net income is due to higher sales volume, a benefit from a settlement related to a prior acquisition, and a tax benefit from the successful resolution of certain outstanding tax issues from prior years, partially offset by a charge for a court ruling and higher income tax expense.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Six months ended June 30,
In thousands	2011	2010
Cash provided by (used for):
Operating activities	$66,046	$24,388
Investing activities	(64,262)	(44,527)
Financing activities	(25,112)	13,623
Decrease in cash	$(15,466)	$(22,150)

Operating activities In the first six months of 2011 and 2010, cash provided by operations was $66.0 million and $24.4 million, respectively. In comparison to first six months of 2010, cash provided by operations in 2011 resulted from higher net income and higher non-cash items, partially offset by a net increase in working capital. In 2011, accounts receivable increased by $65.6 million, primarily due to higher sales, and inventory increased by $46.8 million from the prior year. Accounts payable decreased by $6.5 million. All other operating assets and liabilities, net, provided cash of $68.1 million due primarily to the payment timing of certain accrued liabilities, the accrual of $18.1 million for a court ruling and a $47.1 million increase in customer deposits for certain contracts. In 2010, accounts receivable increased by $66.3 million and inventory increased by $5.5 million from the prior year. These increases were partially offset by an increase in accounts payable of $5.0 million. All other operating assets and liabilities, net, provided cash of $8.6 million due primarily to the payment timing of certain accrued liabilities.

Investing activities In the first six months of 2011 and 2010, cash used in investing activities was $64.3 million and $44.5 million, respectively. Net cash paid for acquisitions was $51.8 million and $39.9 million for the first six months of 2011 and 2010, respectively. Refer to Note 3 of the “Notes to Consolidated Financial Statements” for additional information on acquisitions. Capital expenditures were $12.8 million and $7.0 million in the first six months of 2011 and 2010, respectively.

Financing activities In the first six months of 2011, cash used in financing activities was $25.1 million, which included $79.0 million in proceeds from debt and $75.0 million of repayments of debt on the revolving credit facility, $29.8 million of debt repayments on the term loan and other debt, $1.0 million of dividend payments and $6.2 million for the repurchase of 95,000 shares of stock. In the first six months of 2010, cash provided by financing activities was $13.6 million, which included $166.4 million in proceeds from debt and $125.4 million of repayments of debt on the revolving credit facility, $24.8 million of debt repayments on the term loan and other debt, $1.0 million of dividend payments and $6.3 million for the repurchase of 154,600 shares of stock.

The following table shows outstanding indebtedness at June 30, 2011 and December 31, 2010.

In thousands	June 30, 2011	December 31, 2010
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	107,500	137,500
Revolving Credit Facility	138,000	134,000
Capital Leases	758	575

Total	396,258	422,075
Less—current portion	40,068	40,068

Long-term portion	$356,190	$382,007

Cash balance at June 30, 2011 and December 31, 2010 was $221.5 million and $236.9 million, respectively.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates. At June 30, 2011, the Company had available bank borrowing capacity of approximately $113.1 million, net of $48.9 million of letters of credit, subject to certain financial covenant restrictions.

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

Management believes that based on current levels of operations and forecasted earnings, cash flow and liquidity will be sufficient to fund working capital and capital equipment needs as well as meeting debt service requirements. If sources of funds were to fail to satisfy the Company’s cash requirements, the Company may need to refinance our existing debt or obtain additional financing. There is no assurance that such new financing alternatives would be available, and, in any case, such new financing, if available, may be more costly and burdensome than the debt agreements currently in place.

Company Stock Repurchase Plan

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through June 30, 2011 purchases have totaled $6.2 million, leaving $143.8 million under the authorization. The new share repurchase authorization supersedes the previous authorization of $150 million of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2008 Refinancing Credit Agreement, as well as the 6.875% Senior Notes currently outstanding.

During the first six months of 2011, the Company repurchased 95,000 shares of its stock at an average price of $65.14 per share. During 2010, the Company repurchased 206,560 shares of its stock at an average price of $40.57 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2011, the Company has recognized a total liability of $7.8 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 27% and 32% of total long-term debt at June 30, 2011 and December 31, 2010, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at June 30, 2011 would increase or decrease interest expense by $1.1 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first six months of 2011, approximately 53% of Wabtec’s net sales were to customers in the United States, 10% in the United Kingdom, 8% in Canada, 5% in Australia, 5% in Mexico, 2% in Germany and 17% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2011. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Except as described in Note 13 of the “Notes to Condensed Consolidated Financial Statements”, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through June 30, 2011 purchases have totaled $6.2 million, leaving $143.8 million under the authorization. The new share repurchase authorization supersedes the previous authorization of $150 million, of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2008 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first six months of 2011, the Company repurchased 95,000 shares of its stock at an average price of $65.14 per share. All purchases were on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
April 3, 2011 to April 30, 2011	—	—	—	$39,406,513
May 1, 2011 to May 28, 2011	95,000	65.14	95,000	$143,811,782
May 29, 2011 to July 2, 2011	—	—	—	$143,811,782

Total	95,000	$65.14	95,000	$143,811,782

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003.

3.2	Amended and Restated By-Laws of the Company, effective February 15, 2011.

10.1	2011 Stock Incentive Plan. **

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon,
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)

DATE: August 4, 2011

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 033-90866) for the period ended December 31, 2010, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, effective February 15, 2011, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 22, 2011, and incorporated herein by reference.

10.1	2011 Stock Incentive Plan., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 033-90866), dated May 16, 2011, and incorporated herein by reference. **

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Management contract or compensatory plan.