Form 10-Q
period 2011-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2011-11-09
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2011
Common Stock, $.01 par value per share	47,971,444 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

September 30, 2011

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$221,136	$236,941
Accounts receivable	346,436	258,149
Inventories	324,876	253,491
Deferred income taxes	39,028	39,573
Other current assets	18,901	13,799

Total current assets	950,377	801,953
Property, plant and equipment	495,882	478,023
Accumulated depreciation	(285,964)	(271,798)

Property, plant and equipment, net	209,918	206,225
Other Assets
Goodwill	566,337	545,832
Other intangibles, net	236,711	216,913
Deferred income taxes	2,282	3,346
Other noncurrent assets	39,992	28,812

Total other assets	845,322	794,903

Total Assets	$2,005,617	$1,803,081

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$179,411	$170,504
Customer deposits and advanced billings	76,448	23,810
Accrued compensation	43,353	39,870
Accrued warranty	24,022	20,510
Current portion of long-term debt	40,068	40,068
Other accrued liabilities	90,291	53,612

Total current liabilities	453,593	348,374
Long-term debt	366,087	382,007
Accrued postretirement and pension benefits	50,885	60,508
Deferred income taxes	82,429	76,505
Accrued warranty	23,180	15,003
Other long-term liabilities	15,183	17,297

Total liabilities	991,357	899,694
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,965,077 and 47,954,085 outstanding at September 30, 2011 and December 31, 2010, respectively	662	662
Additional paid-in capital	354,717	339,861
Treasury stock, at cost, 18,209,690 and 18,220,682 shares, at September 30, 2011 and December 31, 2010, respectively	(307,252)	(290,081)
Retained earnings	1,008,886	887,406
Accumulated other comprehensive loss	(45,996)	(38,077)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	1,011,017	899,771
Non-controlling interest	3,243	3,616

Total shareholders’ equity	1,014,260	903,387

Total Liabilities and Shareholders’ Equity	$2,005,617	$1,803,081

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended September 30		Unaudited Nine Months Ended September 30
In thousands, except per share data	2011	2010	2011	2010
Net sales	$498,840	$375,707	$1,432,998	$1,113,771
Cost of sales	(351,689)	(266,470)	(1,009,908)	(782,681)

Gross profit	147,151	109,237	423,090	331,090
Selling, general and administrative expense	(57,676)	(46,604)	(186,435)	(142,478)
Engineering expense	(9,894)	(9,362)	(27,914)	(30,482)
Amortization expense	(4,128)	(2,638)	(10,549)	(6,669)

Total operating expenses	(71,698)	(58,604)	(224,898)	(179,629)
Income from operations	75,453	50,633	198,192	151,461
Other income and expenses
Interest expense, net	(3,764)	(3,996)	(11,241)	(12,000)
Other income (expense), net	(1,529)	(791)	(1,479)	(426)

Income from operations before income taxes	70,160	45,846	185,472	139,035
Income tax expense	(23,560)	(15,302)	(61,586)	(46,916)

Net income attributable to Wabtec shareholders	$46,600	$30,544	$123,886	$92,119

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.97	$0.64	$2.58	$1.93

Diluted
Net income attributable to Wabtec shareholders	$0.96	$0.63	$2.56	$1.92

Weighted average shares outstanding
Basic	47,874	47,677	47,827	47,577
Diluted	48,366	48,064	48,327	47,956

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
In thousands	2011	2010
Operating Activities
Net income attributable to Wabtec shareholders	$123,886	$92,119
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	33,678	26,887
Stock-based compensation expense	13,222	8,218
Loss on disposal of property, plant and equipment	689	1,285
Excess income tax benefits from exercise of stock options	(3,689)	(2,373)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(80,285)	(46,031)
Inventories	(63,389)	(2,334)
Accounts payable	3,696	5,818
Accrued income taxes	4,257	6,768
Accrued liabilities and customer deposits	80,848	(9,528)
Other assets and liabilities	(12,893)	(5,580)

Net cash provided by operating activities	100,020	75,249
Investing Activities
Purchase of property, plant and equipment	(22,226)	(12,371)
Proceeds from disposal of property, plant and equipment	300	66
Acquisitions of business, net of cash acquired	(51,777)	(93,228)
Acquisition purchase price adjustment	40	2,368

Net cash used for investing activities	(73,663)	(103,165)
Financing Activities
Proceeds from debt	124,000	201,400
Payments of debt	(139,920)	(183,338)
Proceeds from exercise of stock options and other benefit plans	4,577	3,047
Stock repurchase	(23,803)	(8,381)
Excess income tax benefits from exercise of stock options	3,689	2,373
Cash dividends ($0.05 and $0.03 per share for the nine months ended September 30, 2011 and 2010, respectively)	(2,407)	(1,429)

Net cash (used for) provided by financing activities	(33,864)	13,672
Effect of changes in currency exchange rates	(8,298)	2,393

Decrease in cash	(15,805)	(11,851)
Cash, beginning of year	236,941	188,659

Cash, end of period	$221,136	$176,808

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 18 countries. In the first nine months of 2011, about 47% of the Company’s revenues came from customers outside the U.S.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $15.4 million and $11.9 million at September 30, 2011 and December 31, 2010, respectively.

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

At September 30, 2011, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of September 30, 2011, the Company had forward contracts with a notional value of 4.5 million ZAR (or $610,000 U.S.) with an average exchange rate of 7.30 ZAR per $1 USD, resulting in the recording of a current asset of $60,000 and a corresponding offset in accumulated other comprehensive income of $38,000, net of tax.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into interest rate swaps which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions with an excellent credit ratings and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that these interest rate swap agreements qualify for cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of September 30, 2011, the Company had interest rate swap agreements with a notional amount of $137.0 million and which effectively changed the Company’s interest rate on bank debt at September 30, 2011 from a variable rate to a fixed rate of 2.23%. The interest rate swap agreements mature at various times through December 2012. As of September 30, 2011, the Company has recorded a current liability of $1.9 million and a corresponding offset in accumulated other comprehensive loss of $1.2 million, net of tax, related to these agreements.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

exchange transaction losses recognized in other income (expense), net were $1.8 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively. Foreign exchange transaction losses recognized in other income (expense), net were $2.1 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010. Net income attributable to non-controlling interests for the three and nine months ended September 30, 2011 and 2010 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts, interest rate swaps, and pension and post retirement related adjustments. Total comprehensive income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Net income attributable to Wabtec shareholders	$46,600	$30,544	$123,886	$92,119
Foreign currency translation (loss) gain	(37,792)	34,763	(10,696)	(2,952)
Unrealized gain (loss) on foreign exchange contracts, net of tax	127	(1)	160	70
Unrealized gain (loss) on interest rate swap contracts, net of tax	227	(425)	365	(1,598)
Change in pension and post retirement benefit plans, net of tax	1,834	(444)	2,252	934

Total comprehensive income	$10,996	$64,437	$115,967	$88,573

The components of accumulated other comprehensive loss were:

In thousands	September 30, 2011	December 31, 2010
Foreign currency translation (loss) gain	$(429)	$10,267
Unrealized gain (loss) on foreign exchange contracts, net of tax	38	(122)
Unrealized loss on interest rate swap contracts, net of tax	(1,168)	(1,533)
Pension benefit plans and post retirement benefit plans, net of tax	(44,437)	(46,689)

Total accumulated comprehensive loss	$(45,996)	$(38,077)

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

The Company made the following acquisitions within the Freight Group:

•

On November 3, 2011, subsequent to the close of our accounting quarter, the Company acquired Bearward Engineering (“Bearward”), a UK-based manufacturer of cooling systems and related equipment for power generation and other industrial markets, for a net purchase price of approximately $47.9 million.

•

On August 20, 2010, the Company acquired Bach-Simpson Corporation (“Bach-Simpson”), a designer and manufacturer of electronic instrumentation devices for rail and transit markets, for a net purchase price of approximately $12.0 million, resulting in additional goodwill of $3.5 million, of which $2.6 million will be deductible for tax purposes.

•

On July 28, 2010, the Company acquired G&B Specialties, Inc. (“G&B”), a manufacturer of railroad track and signaling products, for a net purchase price of approximately $31.8 million, net of cash received, resulting in additional goodwill of $14.8 million, none of which will be deductible for tax purposes.

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

For the ATP, Brush Traction and Swiger acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the Xorail, Bach-Simpson and G&B acquisitions, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	ATP	Brush Traction	Swiger	Bach-Simpson	G&B	Xorail
In thousands	June 29, 2011	February 28, 2011	November 5, 2010	August 20, 2010	July 28, 2010	March 12, 2010
Current assets	$—	$19,558	$9,650	$3,800	$7,957	$11,147
Property, plant & equipment	—	8,862	2,705	213	5,430	2,905
Goodwill and other intangible assets	21,100	30,816	33,411	8,559	30,738	35,545
Other assets	—	—	—	—	26	133

Total assets acquired	21,100	59,236	45,766	12,572	44,151	49,730
Total liabilities assumed	—	(28,559)	(2,759)	(574)	(12,309)	(9,787)

Net assets acquired	$21,100	$30,677	$43,007	$11,998	$31,842	$39,943

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Of the preliminary allocation of $10.3 million of acquired intangible assets for Brush Traction exclusive of goodwill, $2.7 million was assigned to customer relationships, $5.6 million was assigned to trade names and $2.0 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 10 years.

Of the preliminary allocation of $14.7 million of acquired intangible assets for Swiger exclusive of goodwill, $6.2 million was assigned to customer relationships, $5.0 million was assigned to trade names, $2.4 million was assigned to long-term contracts, $560,000 was assigned to non-compete agreements and $510,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years, the long term contracts’ average useful life is four years and the non-compete agreements’ average useful life is two years.

Of the allocation of $5.1 million of acquired intangible assets for Bach-Simpson exclusive of goodwill, $2.9 million was assigned to customer relationships, $486,000 was assigned to long-term contracts, $914,000 was assigned to trade names and $752,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years and the long term contracts’ average useful life is two years.

Of the allocation of $15.9 million of acquired intangible assets for G&B exclusive of goodwill, $12.3 million was assigned to customer relationships, $2.7 million was assigned to trade names and $850,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2010:

In thousands	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net sales	$411,854	$1,446,668	$1,208,566
Gross profit	121,860	428,102	363,399
Net income attributable to Wabtec shareholders	33,584	126,286	103,420
Diluted earnings per share
As Reported	$0.63	$2.56	$1.92
Pro forma	$0.70	$2.61	$2.16

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	September 30, 2011	December 31, 2010
Raw materials	$142,854	$108,768
Work-in-process	105,022	81,254
Finished goods	77,000	63,469

Total inventories	$324,876	$253,491

5. INTANGIBLES

Goodwill was $566.3 million and $545.8 million at September 30, 2011 and December 31, 2010, respectively. The adjustment of $2.4 million to goodwill for preliminary purchase allocation is due to the Xorail, G&B Specialties, Bach-Simpson, Adantech and Swiger acquisitions. The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2011 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2010	$364,604	$181,228	$545,832
Adjustment to preliminary purchase allocation	2,198	237	2,435
Acquisition	—	20,553	20,553
Foreign currency impact	(2,075)	(408)	(2,483)

Balance at September 30, 2011	$364,727	$201,610	$566,337

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

As of September 30, 2011 and December 31, 2010, the Company’s trademarks had a net carrying amount of $108.5 million and $103.5 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	September 30, 2011	December 31, 2010
Patents and other, net of accumulated amortization of $31,397 and $29,613	$15,406	$14,363
Customer relationships, net of accumulated amortization of $19,288 and $13,614	112,838	99,039

Total	$128,244	$113,402

The weighted average remaining useful life of patents, customer relationships and intellectual property were six years, 16 years and 18 years, respectively. Amortization expense for intangible assets was $4.1 million and $10.5 million for the three and nine months ended September 30, 2011, respectively and $2.6 million and $6.7 million for the three and nine months ended September 30, 2010, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2011	$14,352
2012	11,581
2013	10,146
2014	9,933
2015	9,436

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2011	December 31, 2010
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	107,500	137,500
Revolving Credit Facility	148,000	134,000
Capital Leases	655	575

Total	406,155	422,075
Less—current portion	40,068	40,068

Long-term portion	$366,087	$382,007

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the company with a $600 million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016. The 2011 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below.

Under the 2011 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points. The Alternate Rate is based on quoted LIBOR rates plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points.

The 2011 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2011 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to cash flow ratio of 3.25. The Company does not expect that these measurements will limit the Company in executing our operating activities.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At September 30, 2011, the Company had available bank borrowing capacity, of approximately $106.3 million, net of $45.7 million of letters of credit, subject to certain financial covenant restrictions.

Under the 2008 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate Rate is based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points. At September 30, 2011 the weighted average interest rate on the Company’s variable rate debt was 1.45%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. On September 30, 2011, the notional value of the interest rate swaps outstanding was $137.0 million and effectively changed the Company’s interest rate on bank debt at September 30, 2011 from a variable rate to a fixed rate of 2.23%. The interest rate swap agreements mature at

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

various times through December 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$84	$40	$805	$705
Interest cost	582	570	1,886	1,879
Expected return on plan assets	(796)	(853)	(2,124)	(1,953)
Net amortization/deferrals	710	282	533	510
Curtailment loss recognized	—	—	—	330
Settlement loss recognized	—	—	132	454

Net periodic benefit cost	$580	$39	$1,232	$1,925

Assumptions
Discount rate	5.20%	5.75%	5.43%	6.11%
Expected long-term rate of return	8.00%	8.00%	6.72%	6.94%
Rate of compensation increase	3.00%	3.00%	3.17%	3.28%

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$232	$200	$2,427	$2,177
Interest cost	1,820	1,866	5,735	5,623
Expected return on plan assets	(2,498)	(2,404)	(6,418)	(5,830)
Net amortization/deferrals	1,923	1,240	1,551	1,420
Curtailment loss recognized	—	—	—	1,263
Settlement loss recognized	—	—	720	803

Net periodic benefit cost	$1,477	$902	$4,015	$5,456

Assumptions
Discount rate	5.20%	5.75%	5.43%	6.11%
Expected long-term rate of return	8.00%	8.00%	6.72%	6.94%
Rate of compensation increase	3.00%	3.00%	3.17%	3.28%

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $2.7 million to the U.S. plans and $13.2 million to the international plans during 2011.

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

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$4	$8	$14	$18
Interest cost	410	391	58	63
Net amortization/deferrals	(186)	(362)	(97)	(68)

Net periodic benefit cost	$228	$37	$(25)	$13

Assumptions
Discount rate	5.20%	5.75%	5.50%	6.40%

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$24	$33	$42	$52
Interest cost	1,208	1,199	175	214
Net amortization/deferrals	(675)	(888)	(292)	(191)

Net periodic benefit cost	$557	$344	$(75)	$75

Assumptions
Discount rate	5.20%	5.75%	5.50%	6.40%

8. STOCK-BASED COMPENSATION

As of September 30, 2011, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the 2000 Plan or the Directors Plan subsequent to October 31, 2016. The 2011 Plan has a 10 year term through March 27, 2021 and provides a maximum of 1,900,000 shares for grants or awards.

Stock-based compensation expense was $13.2 million and $8.2 million for the nine months ended September 30, 2011 and 2010, respectively. Included in the stock-based compensation expense for 2011 above is $2.0 million of expense related to stock options, $3.2 million related to restricted stock, $7.3 million related to

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

incentive stock awards and $675,000 related to awards issued for Directors’ fees. At September 30, 2011, unamortized compensation expense related to stock options, restricted stock and incentive stock awards expected to vest totaled $23.6 million and will be recognized over a weighted average period of 1.5 years.

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

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the nine months ended September 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2010	998,389	$27.83	6.2	$25,018
Granted	126,446	58.05		(655)
Exercised	(236,577)	19.35		(7,931)
Canceled	(8,333)	26.72		(218)

Outstanding at September 30, 2011	879,925	$34.47	6.7	$16,192

Exercisable at September 30, 2011	473,529	$28.63	6.0	$11,479

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2011	2010
Dividend yield	.08%	.10%
Risk-free interest rate	2.96%	3.16%
Stock price volatility	45.6%	46.1%
Expected life (years)	5.0	5.0

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three-year performance goals. The incentive stock awards included in the table below represent the number of shares that may vest if the performance targets are met. As of September 30, 2011, based

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

on the Company’s performance, we estimate that these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced or increased and will be recognized over the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the nine months ended September 30, 2011:

	Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	276,627	356,327	$35.90
Granted	113,582	306,696	52.77
Vested	(111,080)	(67,342)	36.47
Canceled	(2,620)	(1,999)	34.11

Outstanding at September 30, 2011	276,509	593,682	$43.94

9. INCOME TAXES

The overall effective income tax rate was 33.6% and 33.2% for the three and nine months ended September 30, 2011, respectively, and 33.4% and 33.7% for the three and nine months ended September 30, 2010, respectively. The increase in the effective rate for the three months ended September 30, 2011 is due to a $0.6 million benefit recorded in the third quarter of 2010 related primarily to an audit settlement. The decrease in the effective rate for the nine months ended September 30, 2011 is due primarily to a $1.7 million benefit recorded in the second quarter of 2011 relating to settlements with taxing authorities and the expiration of statutory review periods in various taxing jurisdictions.

As of September 30, 2011, the liability for income taxes associated with uncertain tax positions is $8.7 million, of which $2.4 million, if recognized would favorably affect the Company’s effective tax rate. As of December 31, 2010 the liability associated with uncertain tax positions was $10.0 million, of which $3.1 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011 the total accrued interest and penalties are $3.0 million and $1.6 million, respectively. As of December 31, 2010 the total accrued interest and penalties were $3.1 million and $1.7 million, respectively.

With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for the years before 2009.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $2.2 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,
In thousands, except per share	2011	2010
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$46,600	$30,544
Less: dividends declared—common shares and non-vested restricted stock	(1,442)	(480)

Undistributed earnings	45,158	30,064
Percentage allocated to common shareholders(1)	99.5%	99.5%

	44,932	29,914
Add: dividends declared—common shares	1,435	478

Numerator for basic and diluted earnings per common share	$46,367	$30,392

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,874	47,677
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	492	387

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,365	48,064

Net income per common share attributable to Wabtec shareholders
Basic	$0.97	$0.64
Diluted	$0.96	$0.63
(1) Basic weighted-average common shares outstanding	47,874	47,677
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	48,123	47,909
Percentage allocated to common shareholders	99.5%	99.5%

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

	Nine Months Ended September 30,
In thousands, except per share	2011	2010
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$123,886	$92,119
Less: dividends declared—common shares and non-vested restricted stock	(2,407)	(1,429)

Undistributed earnings	121,479	90,690
Percentage allocated to common shareholders(1)	99.5%	99.5%

	120,872	90,237
Add: dividends declared—common shares	2,395	1,422

Numerator for basic and diluted earnings per common share	$123,267	$91,659

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,827	47,577
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	500	379

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,327	47,956

Per common share net income attributable to Wabtec shareholders
Basic	$2.58	$1.93
Diluted	$2.56	$1.92
(1) Basic weighted-average common shares outstanding	47,827	47,577
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	48,064	47,798
Percentage allocated to common shareholders	99.5%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Nine Months Ended September 30,
In thousands	2011	2010
Balance at December 31, 2010 and 2009, respectively	$35,513	$29,207
Warranty expense	12,602	18,874
Acquisition	12,008	—
Warranty claim payments	(12,921)	(11,505)

Balance at September 30, 2011 and 2010, respectively	$47,202	$36,576

The Company recorded $12.0 million of warranty reserves as part of the opening balance sheet accounting for the Brush Traction acquisition.

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

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2011, which are included in other current assets on the Condensed Consolidated Balance sheet:

	Total Carrying Value at September 30, 2011	Fair Value Measurements at September 30, 2011 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$60	$—	$60	$—

Total	$60	$—	$60	$—

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2011, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at September 30, 2011	Fair Value Measurements at September 30, 2011 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	1,934	—	1,934	—

Total	$1,934	$—	$1,934	$—

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

On October 18, 2007, Faiveley Transport Malmo AB (“Faiveley Malmo”) filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. In the international arbitration proceeding, Faiveley

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Malmo originally alleged $128 million in damages, but later reduced its claim to $91 million in damages. An ICC International Court of Arbitration Arbitral Tribunal heard the case during the first half of 2009 and issued an award dated December 21, 2009. Pursuant to the Award, the Company was required to make a $3.9 million royalty payment to Faiveley Malmo, with respect to Faiveley Malmo’s claims against the Company alleging breach of contract and trade secret violations. On May 14, 2010, Faiveley Transport USA, Inc., Faiveley Transport Nordic AB, Faiveley Transport Amiens S.A.S, and Ellcon National, Inc. filed a complaint against Wabtec Corporation in the U.S. District Court for the Southern District of New York. That complaint was amended on June 8, 2010. The claims in the amended complaint include misappropriation of trade secrets, unfair competition, tortious interference with prospective business relations, tortious interference with prospective economic advantage, and unjust enrichment. On April 13, 2011, a judge issued an order, without an opinion, that granted the plaintiffs’ motion for partial summary judgment on three of their four claims and denied Wabtec’s motion for summary judgment. A jury trial on damages took place from June 20, 2011 to June 28, 2011, and the jury awarded the plaintiffs $18.1 million. On July 29, 2011, after considering post-trial motions on prejudgment interest and on potential adjustments to the jury’s award, the Court entered a final verdict in the amount of $18.1 million, plus interest. The Company appealed the verdict. The Company recorded a charge in the second quarter in the amount of $18.1 million.

The Company and a wholly owned subsidiary, Standard Car Truck Company (“SCTC”), are defending a patent infringement lawsuit brought by Amsted Industries Incorporated (“Amsted”) in the U.S. District Court for the Southern District of Illinois. The lawsuit is in the very early stages. The Company has moved to dismiss Amsted’s amended complaint. SCTC has answered Amsted’s amended complaint, asserting defenses and counterclaims including non-infringement, patent invalidity, and laches. SCTC has also moved to transfer the case to the U.S. District Court for the Northern District of Illinois. Both the Company and SCTC will vigorously defend Amsted’s patent infringement claims to the extent necessary.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011. During the first nine months of 2011, there were no material changes other than what is discussed above to the information described in Note 18 therein.

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

Segment financial information for the three months ended September 30, 2011 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$315,837	$183,003	$—	$498,840
Intersegment sales/(elimination)	4,626	2,955	(7,581)	—

Total sales	$320,463	$185,958	$(7,581)	$498,840

Income (loss) from operations	$59,746	$20,166	$(4,459)	$75,453
Interest expense and other, net	—	—	(5,293)	(5,293)

Income (loss) from operations before income taxes	$59,746	$20,166	$(9,752)	$70,160

Segment financial information for the three months ended September 30, 2010 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$208,566	$167,141	$—	$375,707
Intersegment sales/(elimination)	3,036	450	(3,486)	—

Total sales	$211,602	$167,591	$(3,486)	$375,707

Income (loss) from operations	$33,248	$19,915	$(2,530)	$50,633
Interest expense and other, net	—	—	(4,787)	(4,787)

Income (loss) from operations before income taxes	$33,248	$19,915	$(7,317)	$45,846

Segment financial information for the nine months ended September 30, 2011 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$860,729	$572,269	$—	$1,432,998
Intersegment sales/(elimination)	12,536	4,989	(17,525)	—

Total sales	$873,265	$577,258	$(17,525)	$1,432,998

Income (loss) from operations	$159,719	$70,339	$(31,866)	$198,192
Interest expense and other, net	—	—	(12,720)	(12,720)

Income (loss) from operations before income taxes	$159,719	$70,339	$(44,586)	$185,472

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Segment financial information for the nine months ended September 30, 2010 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$563,684	$550,087	$—	$1,113,771
Intersegment sales/(elimination)	14,573	2,466	(17,039)	—

Total sales	$578,257	$552,553	$(17,039)	$1,113,771

Income (loss) from operations	$84,196	$77,920	$(10,655)	$151,461
Interest expense and other, net	—	—	(12,426)	(12,426)

Income (loss) from operations before income taxes	$84,196	$77,920	$(23,081)	$139,035

Sales by product are as follows:

	Three Months Ended September 30,
In thousands	2011	2010
Electronics and other freight related products	$231,983	$143,457
Brake products	121,372	100,478
Remanufacturing, overhaul & build	83,673	64,050
Transit products	45,753	53,664
Other	16,059	14,058

Total sales	$498,840	$375,707

	Nine Months Ended September 30,
In thousands	2011	2010
Electronics and other freight related products	$622,857	$364,898
Brake products	372,815	330,145
Remanufacturing, overhaul & build	245,330	210,384
Transit products	145,637	168,663
Other	46,359	39,681

Total sales	$1,432,998	$1,113,771

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

Balance Sheet as of September 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$14,231	$8,965	$197,940	$—	$221,136
Accounts receivable	110	192,351	153,975	—	346,436
Inventories	—	236,298	88,578	—	324,876
Other current assets	45,486	3,365	9,078	—	57,929

Total current assets	59,827	440,979	449,571	—	950,377
Property, plant and equipment	3,374	118,456	88,088	—	209,918
Goodwill	7,980	398,399	159,958	—	566,337
Investment in subsidiaries	2,603,621	533,702	1,061,436	(4,198,759)	—
Other intangibles	—	169,679	67,032	—	236,711
Other long term assets	(6,970)	9,742	39,502	—	42,274

Total Assets	$2,667,832	$1,670,957	$1,865,587	$(4,198,759)	$2,005,617

Current liabilities	$78,223	$232,758	$142,612	$—	$453,593
Intercompany	1,133,138	(1,208,986)	75,848	—	—
Long-term debt	365,500	213	374	—	366,087
Other long term liabilities	76,711	33,274	61,692	—	171,677

Total liabilities	1,653,572	(942,741)	280,526	—	991,357
Stockholders’ equity	1,014,260	2,613,698	1,585,061	(4,198,759)	1,014,260

Total Liabilities and Stockholders’ Equity	$2,667,832	$1,670,957	$1,865,587	$(4,198,759)	$2,005,617

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Balance Sheet as of December 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$42,714	$13,226	$181,001	$—	$236,941
Accounts receivable	371	149,015	108,763	—	258,149
Inventories	—	183,607	69,884	—	253,491
Other current assets	41,600	2,700	9,072	—	53,372

Total current assets	84,685	348,548	368,720	—	801,953
Property, plant and equipment, net	2,614	122,467	81,144	—	206,225
Goodwill	7,980	395,902	141,950	—	545,832
Investment in Subsidiaries	2,380,766	533,249	403,412	(3,317,427)	—
Other intangibles, net	—	155,475	61,438	—	216,913
Other long term assets	(5,279)	(1,928)	39,365	—	32,158

Total assets	$2,470,766	$1,553,713	$1,096,029	$(3,317,427)	$1,803,081

Current liabilities	$66,722	$174,188	$107,464	$—	$348,374
Intercompany	1,043,791	(1,097,899)	54,108	—	—
Long-term debt	381,500	258	249	—	382,007
Other long term liabilities	75,366	33,570	60,377	—	169,313

Total liabilities	1,567,379	(889,883)	222,198	—	899,694
Stockholders’ equity	903,387	2,443,596	873,831	(3,317,427)	903,387

Total Liabilities and Stockholders’ Equity	$2,470,766	$1,553,713	$1,096,029	$(3,317,427)	$1,803,081

Income Statement for the Three Months Ended September 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$352,493	$182,465	$(36,118)	$498,840
Cost of sales	(903)	(216,913)	(147,007)	13,134	(351,689)

Gross profit (loss)	(903)	135,580	35,458	(22,984)	147,151
Operating expenses	(16,021)	(37,922)	(17,755)	—	(71,698)

Operating (loss) profit	(16,924)	97,658	17,703	(22,984)	75,453
Interest (expense) income, net	(5,538)	1,178	596	—	(3,764)
Other income (expense), net	173	211	(1,913)	—	(1,529)
Equity earnings	82,561	21,337	—	(103,898)	—

Income (loss) from operations before income tax	60,272	120,384	16,386	(126,882)	70,160
Income tax expense	(13,672)	(2,868)	(7,020)	—	(23,560)

Net income (loss) attributable to Wabtec shareholders	$46,600	$117,516	$9,366	$(126,882)	$46,600

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Income Statement for the Three Months Ended September 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$275,550	$119,755	$(19,598)	$375,707
Cost of sales	361	(183,848)	(96,678)	13,695	(266,470)

Gross profit (loss)	361	91,702	23,077	(5,903)	109,237
Operating expenses	(9,368)	(33,015)	(16,221)	—	(58,604)

Operating (loss) profit	(9,007)	58,687	6,856	(5,903)	50,633
Interest (expense) income, net	(5,793)	1,469	328	—	(3,996)
Other income (expense), net	132	2,498	(3,421)	—	(791)
Equity earnings	54,036	9,131	—	(63,167)	—

Income (loss) from operations before income tax	39,368	71,785	3,763	(69,070)	45,846
Income tax expense	(8,824)	(3,007)	(3,471)	—	(15,302)

Net income (loss) attributable to Wabtec shareholders	$30,544	$68,778	$292	$(69,070)	$30,544

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Nine Months Ended September 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$1,006,000	$527,089	$(100,091)	$1,432,998
Cost of sales	(1,282)	(645,743)	(405,980)	43,097	(1,009,908)

Gross profit (loss)	(1,282)	360,257	121,109	(56,994)	423,090
Operating expenses	(64,002)	(106,670)	(54,226)	—	(224,898)

Operating (loss) profit	(65,284)	253,587	66,883	(56,994)	198,192
Interest (expense) income, net	(16,501)	3,463	1,797	—	(11,241)
Other income (expense), net	7,567	(816)	(8,230)	—	(1,479)
Equity earnings	231,392	49,370	—	(280,762)	—

Income (loss) from operations before income tax	157,174	305,604	60,450	(337,756)	185,472
Income tax expense	(33,288)	(9,897)	(18,401)	—	(61,586)

Net income (loss) attributable to Wabtec shareholders	$123,866	$295,707	$42,049	$(337,756)	$123,886

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Income Statement for the Nine Months Ended September 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$817,281	$355,417	$(58,927)	$1,113,771
Cost of sales	1,419	(545,622)	(277,453)	38,975	(782,681)

Gross profit (loss)	1,419	271,659	77,964	(19,952)	331,090
Operating expenses	(31,052)	(101,591)	(46,986)	—	(179,629)

Operating (loss) profit	(29,633)	170,068	30,978	(19,952)	151,461
Interest (expense) income, net	(17,171)	4,668	503	—	(12,000)
Other (expense) income, net	1,446	3,994	(5,866)	—	(426)
Equity earnings	162,484	23,776	—	(186,260)	—

Income (loss) from operations before income tax	117,126	202,506	25,615	(206,212)	139,035
Income tax expense	(25,007)	(10,149)	(11,760)	—	(46,916)

Net income (loss) attributable to Wabtec shareholders	$92,119	$192,357	$13,855	$(206,212)	$92,119

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$9,543	$321,525	$106,708	$(337,756)	$100,020
Net cash used for investing activities	(4,082)	(30,033)	(39,548)	—	(73,663)
Net cash (used for) provided by financing activities	(33,944)	(295,753)	(41,923)	337,756	(33,864)
Effect of changes in currency exchange rates	—	—	(8,298)	—	(8,298)

(Decrease) increase in cash	(28,483)	(4,261)	16,939	—	(15,805)
Cash, beginning of year	42,714	13,226	181,001	—	236,941

Cash, end of period	$14,231	$8,965	$197,940	$—	$221,136

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 (UNAUDITED)

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(11,012)	$258,098	$34,375	$(206,212)	$75,249
Net cash used for investing activities	(598)	(75,832)	(26,735)	—	(103,165)
Net cash provided by (used for) financing activities	14,110	(192,418)	(14,232)	206,212	13,672
Effect of changes in currency exchange rates	—	—	2,393	—	2,393

Increase (decrease) in cash	2,500	(10,152)	(4,199)	—	(11,851)
Cash, beginning of year	12,026	12,124	164,509	—	188,659

Cash, end of period	$14,526	$1,972	$160,310	$—	$176,808

16. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Foreign currency (loss) gain	$(1,795)	$(1,047)	$(2,061)	$(751)
Other miscellaneous income	266	256	582	325

Total other income (expense), net	$(1,529)	$(791)	$(1,479)	$(426)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in approximately 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 18 countries. In the first nine months of 2011, about 47% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The North America freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. In 2010, U.S. freight rail traffic increased due to the improving overall economy. According to the Association of American Railroads, in 2010, revenue ton-miles increased 8.5%, carloadings increased 7.3% and intermodal loadings increased 14.2%, compared to the same period of 2009, as rail traffic rebounded strongly from the 2008-09 economic recession. Through mid-October 2011, revenue ton-miles were up 2.7%, carloadings were up 1.7% and intermodal loadings were up 5.3%, compared to the same period of 2010. This has had a favorable effect on the Company’s Freight Group, with increased demand for new locomotives and freight cars, and for aftermarket products and services. About 15% of the Company’s revenues are directly related to deliveries of new freight cars, so the improvement in that market has had a favorable effect on the Company’s financial results. Whether demand continues to improve will depend largely on continued strength in the overall economy and in rail traffic volumes.

In 2008, the U.S. government enacted rail safety legislation that requires certain freight and passenger railroads to equip certain locomotives with positive train control (“PTC”) technology by the end of 2015. This technology includes an on-board locomotive computer and related software, which are being developed by Wabtec. As the industry leader, Wabtec expects to benefit from increased sales of train control-related products and engineering services as the technology is deployed throughout the industry. PTC revenue is expected to be about $100 million in 2011.

The North American transit rail industry is driven by government spending and ridership. According to the American Public Transportation Association, spending under SAFETEA-LU, the federal government’s transportation funding bill increased about 6% in 2009 and remained consistent in 2010, while ridership decreased about 4% and 1% in 2009 and 2010, respectively, due to the recession and its impact on employment levels. Ridership increased 1.7% in the second quarter of 2011. Although SAFETEA-LU expired in September 2009, the bill has been extended through March 2012, with funding at about 2009 levels. Spending in 2011 is expected to remain at about current levels, and Congress is now considering various multi-year funding bills.

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

For the remainder of 2011 and beyond, general economic and market conditions in the United States and internationally could have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Net sales	$498.9	$375.7	$1,433.0	$1,113.8
Cost of sales	(351.7)	(266.5)	(1,009.9)	(782.7)

Gross profit	147.2	109.2	423.1	331.1
Selling, general and administrative expenses	(57.7)	(46.6)	(186.4)	(142.5)
Engineering expenses	(9.9)	(9.4)	(27.9)	(30.5)
Amortization expense	(4.1)	(2.6)	(10.6)	(6.7)

Total operating expenses	(71.7)	(58.6)	(224.9)	(179.7)

Income from operations	75.5	50.6	198.2	151.4
Interest expense, net	(3.8)	(4.0)	(11.2)	(12.0)
Other income (expense), net	(1.5)	(0.8)	(1.5)	(0.4)

Income from operations before income taxes	70.2	45.8	185.5	139.0
Income tax expense	(23.6)	(15.3)	(61.6)	(46.9)

Net income attributable to Wabtec shareholders	$46.6	$30.5	$123.9	$92.1

THIRD QUARTER 2011 COMPARED TO THIRD QUARTER 2010

The following table summarizes the results of operations for the period:

	Three months ended September 30,
In thousands	2011	2010	Percent Change
Freight Group	$315,837	$208,566	51.4%
Transit Group	183,003	167,141	9.5%

Net sales	498,840	375,707	32.8%
Income from operations	75,453	50,633	49.0%
Net income attributable to Wabtec shareholders	$46,600	$30,544	52.6%

Net sales increased by $123.2 million to $498.9 million from $375.7 million for the three months ended September 30, 2011 and 2010, respectively. The increase is due to higher sales of $96.7 million from increased demand for freight original equipment and aftermarket products and sales related to acquisitions of $23.7 million. Partially offsetting this increase was lower sales of $16.1 million from the completion of certain transit locomotive build contracts and lower sales from certain transit original equipment contracts. The Company realized a net sales increase of $10.1 million and an income from operations increase of $1.7 million due to favorable effects of foreign exchange. Net income for the three months ended September 30, 2011 was $46.6 million or $0.96 per diluted share. Net income for the three months ended September 30, 2010 was $30.5 million or $0.63 per diluted share. Net income increased due to higher sales volume and operating margins, partially offset by increased operating expenses.

Freight Group sales increased by $107.3 million, or 51.4%, due to higher sales of $75.2 million for electronics and freight related products, resulting from increased customer demand for original equipment and aftermarket rail products, $14.3 million for brake products, resulting from increased rail traffic and aftermarket demand for brakes and valves, $7.2 million from increased demand for freight overhaul and remanufacturing services and $5.0 million from acquisitions. For the Freight Group, net sales improved by $4.1 million due to favorable effects of foreign exchange.

Transit Group sales increased by $15.9 million, or 9.5%, due to increased sales of $18.7 million from acquisitions and $5.7 million resulting from increased customer demand for electronics, partially offset by decreased sales of $16.1 million resulting from the completion of certain transit locomotive build contracts and lower sales from certain transit original equipment contracts. For the Transit Group, net sales improved by $6.0 million due to favorable effects of foreign exchange.

Cost of Sales and Gross profit Cost of Sales increased by $85.2 million to $351.7 million in the third quarter of 2011 compared to $266.5 million in the same period of 2010. In the third quarter of 2011, cost of sales, as a percentage of sales was 70.5% compared to 70.9% in the same period of 2010. This decrease is the result of (i) changes in product mix in which higher margin product sales (freight and aftermarket) increased as a percentage of total sales compared to other products, (ii) realized cost savings from downsizing and consolidation actions, partially offset by (iii) increased costs in the transit segment related to certain long-term contracts.

During the third quarter of 2011, raw material costs increased as a percentage of sales from approximately 42% in the third quarter of 2010 to 45% in the same period of 2011. Labor costs as a percentage of sales were approximately 11% in the third quarter of 2010 and 2011. Overhead costs decreased as a percentage of sales from approximately 18% in the third quarter of 2010 to 15% in the same period of 2011. Freight Group raw material costs increased as a percentage of sales from approximately 43% in the third quarter of 2010 to 46% in the same period of 2011. Freight Group labor costs decreased as a percentage of sales from approximately 11% in the third quarter of 2010 to 10% in the same period of 2011, and overhead costs decreased as a percentage of sales from approximately 19% in the third quarter of 2010 to 13% in the same period of 2011. Transit Group raw material costs increased as a percentage of sales from approximately 41% in the third quarter of 2010 to 42% in the same period of 2011. Transit Group labor costs increased as a percentage of sales from approximately 10% in the third quarter of 2010 to 14% in the same period of 2011, and overhead costs as a percentage of sales were approximately 17% in the third quarter of 2010 and 2011. In general, raw material costs as a percentage of sales increased reflecting the higher mix of revenue generated from freight original equipment sales and aftermarket services, which carries a higher raw material component as cost of sales. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $4.8 million lower in the third quarter of 2011 compared to the same period of 2010 because of the completion of certain transit contracts, which required creating initial warranty reserves. Gross profit increased to $147.2 million in the third quarter of 2011 compared to $109.2 million in the same period of 2010, for the reasons discussed above. Accordingly, for the third quarter of 2011, gross profit, as a percentage of sales, was 29.5% compared to 29.1%, for the third quarter of 2010.

Operating expenses The following table shows our operating expenses:

	Three months ended September 30,
In thousands	2011	2010	Percent Change
Selling, general and administrative expenses	$57,676	$46,604	23.8%
Engineering expenses	9,894	9,362	5.7%
Amortization expense	4,128	2,638	56.5%

Total operating expenses	$71,698	$58,604	22.3%

Selling, general, and administrative expenses increased $11.1 million in the third quarter of 2011 compared to the same period of 2010 because of $3.6 million of expenses from acquisitions, $2.2 million of incentive and non-cash compensation, and $1.6 million for other legal costs. Engineering expense increased by $0.5 million in the third quarter of 2011 compared to the same period of 2010 because of expense from new contracts. Amortization expense increased in the third quarter of 2011 compared to the same period in 2010 due to amortization of intangibles associated with acquisitions. Total operating expenses were 14.4% and 15.6% of sales for the third quarter of 2011 and 2010, respectively.

Income from operations Income from operations totaled $75.5 million (or 15.1% of sales) in the third quarter of 2011 compared with $50.6 million (or 13.5% of sales) in the same period of 2010. Income from operations increased due to higher sales volume and operating margins, partially offset by increased operating expenses discussed above.

Interest expense, net Overall interest expense, net, decreased due to higher interest income realized on higher invested cash balances.

Other income (expense), net The Company recorded foreign exchange losses of $1.8 million in the third quarter of 2011 and foreign exchange losses of $1.0 million in the third quarter of 2010, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 33.6% and 33.4% for the third quarter of 2011 and 2010, respectively. The increase in the effective rate is due to a $0.6 million benefit recorded in the third quarter of 2010 related primarily to an audit settlement.

Net income Net income for the third quarter of 2011 increased $16.1 million, compared with the same period of 2010. The increase in net income is due to higher sales volume and operating margins, partially offset by increased operating expenses.

FIRST NINE MONTHS OF 2011 COMPARED TO FIRST NINE MONTHS OF 2010

The following table summarizes the results of operations for the period:

	Nine months ended September 30,
In thousands	2011	2010	Percent Change
Freight Group	$860,729	$563,684	52.7%
Transit Group	572,269	550,087	4.0%

Net sales	1,432,998	1,113,771	28.7%
Income from operations	198,192	151,461	30.9%
Net income attributable to Wabtec shareholders	$123,886	$92,119	34.5%

Net sales increased by $319.2 million to $1,433.0 million from $1,113.8 million for the nine months ended September 30, 2011 and 2010, respectively. The increase is due to higher sales of $242.7 million from increased demand for freight original equipment, electronics, and aftermarket products, sales related to acquisitions of $94.9 million and $18.2 million from increased demand for transit electronics. Partially offsetting this increase was lower sales of $72.7 million from the completion of certain transit locomotive build contracts and lower sales from certain transit original equipment contracts. The Company realized a net sales increase of $29.6 million and an income from operations increase of $4.3 million due to favorable effects of foreign exchange. Net income for the nine months ended September 30, 2011 was $123.9 million or $2.56 per diluted share. Net income for the nine months ended September 30, 2010 was $92.1 million or $1.92 per diluted share. Net income increased due to higher sales volume, partially offset by increased operating expenses.

Freight Group sales increased by $297.0 million, or 52.7%, due to higher sales of $196.2 million from for electronics and freight related products, primarily resulting from increased demand for original equipment rail products, original equipment heat exchange products and aftermarket rail products, $36.0 million for brake products resulting from increased rail traffic, $10.5 million from demand for freight overhaul and remanufacturing services and $35.5 million from acquisitions. For the Freight Group, net sales improved by $12.4 million due to favorable effects of foreign exchange.

Transit Group sales increased by $22.2 million, or 4.0%, due to increased sales of $59.4 million from acquisitions and $18.2 million resulting from increased demand for electronics, partially offset by decreased sales of $72.7 million from the completion of certain transit locomotive build contracts and lower sales from certain transit original equipment contracts. For the Transit Group, net sales improved by $17.2 million due to favorable effects of foreign exchange.

Cost of Sales and Gross profit Cost of Sales increased by $227.2 million to $1,009.9 million for the nine months ended September 30, 2011 compared to $782.7 million in the same period of 2010. For the nine months ended September 30, 2011, cost of sales, as a percentage of sales was 70.5% compared to 70.3% in the same period of 2010. This increase is the result of (i) increased costs in the transit segment related to certain long-term contracts, partially offset by (ii) changes in product mix in which higher margin product sales (freight and aftermarket) increased as a percentage of total sales compared to other products, and (iii) realized cost savings from downsizing and consolidation actions.

For the nine months ended September 30, 2011, raw material costs increased as a percentage of sales from approximately 41% for the nine months ended September 30, 2010 to 44% in the same period of 2011. Labor costs as a percentage of sales were approximately 11% for the nine months ended September 30, 2010 and 2011. Overhead costs decreased as a percentage of sales from approximately 18% for the nine months ended September 30, 2010 to 16% in the same period of 2011. Freight Group raw material costs increased as a percentage of sales from approximately 40% for the nine months ended September 30, 2010 to 44% in the same period of 2011. Freight Group labor costs decreased as a percentage of sales from approximately 11% for the nine months ended September 30, 2010 to 10% in the same period of 2011, and overhead costs decreased as a percentage of sales from approximately 19% for the nine months ended September 30, 2010 to 15% in the same period of 2011. Transit Group raw material costs increased as a percentage of sales from approximately 42% for the nine months ended September 30, 2010 to 43% in the same period of 2011. Transit Group labor costs increased as a percentage of sales from approximately 11% for the nine months ended September 30, 2010 to 13% in the same period of 2011, and overhead costs decreased as a percentage of sales from approximately 18% for the nine months ended September 30, 2010 to 17% in the same period of 2011. In general, raw material costs as a percentage of sales increased reflecting the higher mix of revenue generated from freight original equipment sales and aftermarket services, which carries a higher raw material component as cost of sales. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $6.2 million lower for the first nine months of 2011 compared to the same period of 2010 because of the completion of certain transit contracts, which required creating initial warranty reserves. Gross profit increased to $423.1 million for the nine months ended September 30, 2011 compared to $331.1 million in the same period of 2010, for the reasons discussed above. Accordingly, for the first nine months of 2011, gross profit, as a percentage of sales, was 29.5% compared to 29.7%, for the first nine months of 2010.

Operating expenses The following table shows our operating expenses:

	Nine months ended September 30,
In thousands	2011	2010	Percent Change
Selling, general and administrative expenses	$186,435	$142,478	30.9%
Engineering expenses	27,914	30,482	(8.4)%
Amortization expense	10,549	6,669	58.2%

Total operating expenses	$224,898	$179,629	25.2%

Selling, general, and administrative expenses increased $43.9 million in the first nine months of 2011 compared to the same period of 2010 because of an $18.1 million charge for a court ruling, $9.3 million of expenses from acquisitions, $8.9 million of incentive and non-cash compensation and $3.2 million of other certain one-time charges, partially offset by a benefit of $2.4 million from a settlement related to a prior acquisition. Engineering expense decreased by $2.6 million in the first nine months of 2011 compared to the same period of 2010 as the Company focused engineering resources on completing original equipment contracts which caused the related engineering costs to be charged to cost of sales. Amortization expense increased in the first nine months of 2011 compared to the same period in 2010 due to amortization of intangibles associated with acquisitions. Total operating expenses were 15.7% and 16.1% of sales for the first nine months of 2011 and 2010, respectively.

Income from operations Income from operations totaled $198.2 million (or 13.8% of sales) in the first nine months of 2011 compared with $151.4 million (or 13.6% of sales) in the same period of 2010. Income from operations increased due to higher sales volume, partially offset by increased operating expenses discussed above.

Interest expense, net Overall interest expense, net, decreased due to higher interest income on higher invested cash balances.

Other income (expense), net The Company recorded foreign exchange losses of $2.1 million in the first nine months of 2011 and foreign exchange losses of $0.8 million in the first nine months of 2010, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 33.2% and 33.7% for the first nine months of 2011 and 2010, respectively. The decrease in the effective rate is due primarily to a $1.7 million benefit recorded in the second quarter of 2011 relating to settlements with taxing authorities and the expiration of statutory review periods in various taxing jurisdictions.

Net income Net income for the first nine months of 2011 increased $31.8 million, compared with the same period of 2010. The increase in net income is due to higher sales volume, partially offset by increased operating expenses.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine months ended September 30,
In thousands	2011	2010
Cash provided by (used for):
Operating activities	$100,020	$75,249
Investing activities	(73,663)	(103,165)
Financing activities	(33,864)	13,672
Decrease in cash	$(15,805)	$(11,851)

Operating activities In the first nine months of 2011 and 2010, cash provided by operations was $100.0 million and $75.3 million, respectively. In comparison to first nine months of 2010, cash provided by operations in 2011 resulted from higher net income and higher non-cash items, partially offset by a net increase in working capital. In 2011, accounts receivable increased by $80.3 million, primarily due to higher sales, and inventory increased by $63.4 million from the prior year. Accounts payable decreased by $3.7 million. All other operating assets and liabilities, net, provided cash of $72.2 million due primarily to a $44.9 million increase in customer deposits for certain contracts, the accrual of $18.1 million for a court ruling and the payment timing of certain accrued liabilities. In 2010, accounts receivable increased by $46.0 million and inventory increased by $2.3 million from the prior year. Accounts payable decreased by $5.8 million. All other operating assets and liabilities, net, used cash of $8.3 million due primarily to the payment timing of certain accrued liabilities.

Investing activities In the first nine months of 2011 and 2010, cash used in investing activities was $73.7 million and $103.2 million, respectively. Net cash paid for acquisitions was $51.8 million and $93.2 million for the first nine months of 2011 and 2010, respectively. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions. Capital expenditures were $22.2 million and $12.4 million in the first nine months of 2011 and 2010, respectively.

Financing activities In the first nine months of 2011, cash used in financing activities was $33.9 million, which included $124.0 million in proceeds from debt and $110.0 million of repayments of debt on the revolving credit facility, $29.9 million of debt repayments on the term loan and other debt, $2.4 million of dividend payments and $23.8 million for the repurchase of 403,600 shares of stock. In the first nine months of 2010, cash provided by financing activities was $13.7 million, which included $201.4 million in proceeds from debt and $150.4 million of repayments of debt on the revolving credit facility, $32.9 million of debt repayments on the term loan and other debt, $1.4 million of dividend payments and $8.4 million for the repurchase of 206,560 shares of stock.

The following table shows outstanding indebtedness at September 30, 2011 and December 31, 2010.

In thousands	September 30, 2011	December 31, 2010
6.875% Senior Notes, due 2013	$150,000	$150,000
Term Loan Facility	107,500	137,500
Revolving Credit Facility	148,000	134,000
Capital Leases	655	575

Total	406,155	422,075
Less—current portion	40,068	40,068

Long-term portion	$366,087	$382,007

Cash balance at September 30, 2011 and December 31, 2010 was $221.1 million and $236.9 million, respectively.

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the company with a $600 million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016. The 2011 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below.

Refer to Note 6 of the “Notes to Condensed Consolidated Financial Statements” for additional information regarding the 2011 Refinancing Credit Agreement.

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provides the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities expire in January 2013. The 2008 Refinancing Credit Agreement borrowings bear variable interest rates. At September 30, 2011, the Company had available bank borrowing capacity of approximately $106.3 million, net of $45.7 million of letters of credit, subject to certain financial covenant restrictions.

Refer to Note 6 of the “Notes to Condensed Consolidated Financial Statements” for additional information regarding the 2008 Refinancing Credit Agreement.

6.875% Senior Notes Due August 2013

In August 2003, the Company issued $150 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The principal balance is due in full at maturity. The Company is in compliance with the restrictions and covenants in the indenture under which the Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities. Refer to Note 6 of the “Notes to Condensed Consolidated Financial Statements” for additional information regarding the Notes.

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

Company Stock Repurchase Plan

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through September 30, 2011 purchases have totaled $23.8 million, leaving $126.2 million under the authorization. The new share repurchase authorization supersedes the previous authorization of $150 million of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2008 Refinancing Credit Agreement, as well as the 6.875% Senior Notes currently outstanding.

During the first nine months of 2011, the Company repurchased 403,600 shares of its stock at an average price of $58.98 per share. During 2010, the Company repurchased 206,560 shares of its stock at an average price of $40.57 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2011, the Company has recognized a total liability of $8.7 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 29% and 32% of total long-term debt at September 30, 2011 and December 31, 2010, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at September 30, 2011 would increase or decrease interest expense by about $1.2 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swaps which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2011, approximately 53% of Wabtec’s net sales were to customers in the United States, 10% in the United Kingdom, 8% in Canada, 5% in Australia, 5% in Mexico, 2% in Germany and 17% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2011. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through September 30, 2011 purchases have totaled $23.8 million, leaving $126.2 million under the authorization. The new share repurchase authorization supersedes the previous authorization of $150 million, of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, 2008 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first nine months of 2011, the Company repurchased 403,600 shares of its stock at an average price of $58.98 per share. All purchases were on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
July 3, 2011 to July 30, 2011	—	$—	—	$143,811,782
July 31, 2011 to August 27, 2011	273,500	$57.26	273,500	$128,151,732
August 28, 2011 to October 1, 2011	35,100	$55.69	35,100	$126,197,015

Total	308,600	$57.08	308,600	$126,197,015

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003.

3.2	Amended and Restated By-Laws of the Company, effective February 15, 2011.

10.1	2011 Stock Incentive Plan. **

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Management contract or compensatory plan.

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

DATE: November 9, 2011

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