Form 10-K
period 2011-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2012-02-24
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

The registrant estimates that as of June 30, 2011, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $3.0 billion based on the closing price on the New York Stock Exchange for such stock.

As of February 20, 2012, 48,026,257 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 16, 2012 are incorporated by reference into Part III of this Form 10-K.

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

Today, Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold approximately a 50% market share in North America for our primary braking-related equipment and a leading position in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars, subway cars and buses. In 2011, the Company had sales of almost $2 billion and net income of about $170 million. In 2011 sales of aftermarket parts and services represented about 57% of total sales, while sales to customers outside of the U.S. accounted for about 47% of total sales.

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

According to a recent study by UNIFE, the Association of the European Rail Industry, the accessible global market for railway products and services is more than $100.0 billion, and it is expected to grow at 2%-2.5% annually through 2016. The three largest markets, which represent about 80% of the total market, are Europe, Asia-Pacific and North America.

In North America, railroads carry about 43% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. Although the railroads carry a wide variety of commodities and goods, coal is the single-largest item, representing about 45% of carloadings in 2011. Intermodal traffic—the movement of trailers or containers by rail in combination with another mode of transportation—has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits.

Demand for our freight related products and services in North America is driven by a number of factors, including:

•

Rail traffic. The Association of American Railroads (AAR) compiles statistics that gauge the level of activity in the freight rail industry. Two important statistics are revenue ton-miles and carloadings, which are generally referred to as “rail traffic”. In 2011, revenue ton-miles increased 3.2%, carloadings increased 2.2%, and intermodal carloadings increased 5.4%, as rail traffic continued to rebound from the 2008-09 economic recession in the U.S.

•

Demand for new locomotives. Currently, the active locomotive fleet for Class I railroads in North America is about 24,000. The average number of new locomotives delivered over the past 10 years was about 800 annually. In 2011, about 1,075 new, heavy-haul locomotives were delivered, compared to about 575 in 2010.

•

Demand for new freight cars. Currently, the active freight car fleet in North America is about 1.4 million. The average number of new freight cars delivered over the past 10 years was about 45,000 annually. In 2011, about 48,000 new freight cars were delivered, compared to about 17,000 cars in 2010.

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

Demand for North American passenger transit products is driven by a number of factors, including:

•

Government funding. The U.S. federal government provides money to local transit authorities, primarily to fund the purchase of new equipment and infrastructure for their transit systems. Under a multi-year spending bill known as SAFETEA-LU, federal government funding increased on average by 6-8% annually from 2005-09. SAFETEA-LU expired in September 2009 but funding has been maintained at current levels until a new bill is completed. In 2012, Congress is expected to discuss a new funding bill, but there can be no assurance that future funding will increase or be maintained at current levels. The number of new transit cars delivered in 2011 was about 850, compared to about 1,100 in 2010. The number of new buses delivered in 2011 was about 4,700 compared to about 5,300 in 2010. In the past 10 years, the average number of new transit cars delivered annually is about 600, and the average number of new buses delivered annually is about 4,800.

•

Ridership. Ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily for equipment and system maintenance. Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles increased about 2% in 2011, after a 1% decrease in 2010 due to the economic recession. Prior to 2009, ridership had increased for six consecutive years.

Outside of North America, many of the rail systems have historically been focused on passenger transit, rather than freight. In recent years, however, railroads in countries such as Australia, Brazil, India and China have been investing capital to expand and improve both their freight and passenger rail systems. Throughout the world, some government-owned railroads are being sold to private owners, who often look to improve the efficiency of the rail system by investing in new equipment and new technologies. According to UNIFE, emerging markets are expected to grow at above-average rates as global trade creates increases in freight volumes and urbanization leads to increased demand for efficient mass-transportation systems. As this growth occurs, Wabtec expects to have additional opportunities to provide products and services in these markets.

In Europe, the majority of the rail system serves the passenger transit market, which is expected to continue growing as high fuel costs and environmental factors encourage investment in public mass transit. France, Germany, the United Kingdom and Italy are the largest transit markets, representing about two-thirds of passenger traffic in the European Union. In their most recent financial reports, SNCF (French national railway) and Deutsche Bahn (German national railway) reported increases in passenger traffic of 3.8% for the first nine months of 2011 and 1.3% for the first six months of 2011, respectively. About 75% of freight traffic in Europe is hauled by truck, while rail accounts for about 20%. The largest freight markets in Europe are Germany, Poland and the United Kingdom. In the first half of 2011, Deutsche Bahn reported an 8% increase in freight-related revenues compared to the same period in 2010. According to UNIFE, the European rail market consists of about 33,000 locomotives, about 700,000 freight cars and about 150,000 passenger transit cars. In recent years, the European market purchased on average about 1,300 new locomotives, about 1,000 new freight cars and about 8,500 new passenger transit cars annually.

The Asia/Pacific market is now the second-largest geographic segment, according to a recent UNIFE study. This market consists primarily of China, India and Australia. Growth has been driven by the continued urbanization of China and India, and by investment in freight rail infrastructure to serve the mining and natural resources markets in those countries, as well as in Australia. According to UNIFE, this market consists of about 34,000 locomotives and about 1 million freight cars. Wabtec estimates that rail equipment spending in China decreased in 2011, as the government continued to invest in expansion of its freight and passenger rail network, but curtailed investments in high-speed rail due to a crash in July 2011. The Indian government forecasted that in 2011 freight rail traffic increased about 12% and passenger rail traffic increased about 5%. India is expected to increase spending significantly in 2012 as it seeks to modernize its rail system.

Business Segments and Products

We provide our products and services through two principal business segments, the Freight Group and the Transit Group, both of which have different market characteristics and business drivers.

The Freight Group primarily manufactures and services components for new and existing freight cars and locomotives, builds new switcher locomotives, rebuilds freight locomotives, supplies railway electronics, positive train control equipment, signal design and engineering services, and provides related heat exchange and cooling systems. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities. As discussed previously, demand in the freight market is primarily driven by rail traffic, and deliveries of new locomotives and freight cars. In 2011, the Freight Group accounted for 61% of our total sales, with about 75% of its sales in North America and the remainder to international customers. In 2011, slightly more than half of the Freight Group’s sales were in aftermarket.

The Transit Group primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives and refurbishes subway cars. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of subway cars and buses around the world. As discussed previously, demand in the transit market is primarily driven by government funding at all levels and passenger ridership. In 2011, the Transit Group accounted for 39% of our total sales, with about half of its sales in North America and the remainder to international customers. About two-thirds of the Transit Group’s sales are in the aftermarket and the remainder in the original equipment market.

Following is a summary of our leading product lines in both aftermarket and original equipment across both of our business segments:

Specialty Products & Electronics:

•	Positive Train Control equipment and electronically controlled pneumatic braking products

•	Railway electronics, including event recorders, monitoring equipment and end of train devices

•	Signal design and engineering services

•	Freight car truck components

•	Draft gears, couplers and slack adjusters

•	Air compressors and dryers

•	Heat exchangers and cooling products for locomotives and power generation equipment

•	Track and switch products

Brake Products:

•	Railway braking equipment and related components for Freight and Transit Applications

•	Friction products, including brake shoes and pads

Remanufacturing, Overhaul and Build:

•	New commuter and switcher locomotives

•	Transit car and locomotive overhaul and refurbishment

Transit Products:

•	Rail and bus door and window assemblies

•	Accessibility lifts and ramps for buses and subway cars

•	Traction motors

We have become a leader in the rail industry by capitalizing on the strength of our existing products, technological capabilities and new product innovation, and by our ability to harden products to protect them from severe conditions, including extreme temperatures and high-vibration environments. Supported by our technical staff of over 850 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers.

Over the past several years, we introduced a number of significant new products, including electronic braking equipment and train control equipment that encompasses onboard digital data and global positioning communication protocols. In 2007, for example, the Federal Railroad Administration (FRA) approved the use of our Electronic Train Management System®, which offers safety benefits to the rail industry. In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of Positive Train Control (“PTC”) technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. As part of its new surface transportation funding bill, a House committee has proposed extending this deadline to December 31, 2020.

In 2011, Wabtec recorded about $125 million of revenue from implementation of PTC projects both foreign and domestic. These projects include: A $165 million contract to design and install a train control system for MRS Logistica, the fourth-largest railroad in Brazil; a $63 million contract to provide train control equipment and services for Denver Transit Partners for three new commuter rail lines; and a $27 million contract to provide train control equipment for Metrolink, a commuter rail agency in Los Angeles.

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

•

Expand globally and into new product markets. We believe that international markets represent a significant opportunity for future growth. In 2011, sales to non-U.S. customers were $916.3 million, including export sales from the Company’s U.S. operations of $410.6 million. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees, and joint ventures with railway suppliers which have a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, Brazil, China, India, Russia, South Africa, and other select areas within Europe and South America. In addition, we have opportunities to sell certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy. These products include heat exchangers and friction materials.

•

Expand aftermarket sales. Historically, aftermarket sales are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. In 2011, Wabtec’s aftermarket sales and services represented approximately 57% of the Company’s total sales. Wabtec provides aftermarket parts and services for its components, and the Company is seeking to expand this business with new customers such as short-line and regional railroads, or with customers who currently perform the work in-house. In this way, we expect to take advantage of the rail industry trend toward outsourcing, as railroads and transit authorities focus on their core function of transporting goods and people.

•

Accelerate new product development. We continue to emphasize research and development funding to create new and improved products. We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board equipment, as a means of new product growth. We seek to provide customers with incremental technological advances that offer immediate benefits with cost-effective investments. In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology on a majority of the locomotives and track in the U.S. As the leading supplier of on-board train control equipment, Wabtec is working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology.

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

Recent Acquisitions and Joint Ventures

Wabtec has completed certain significant acquisitions in support of its growth strategies mentioned above:

•

November 2011, Wabtec acquired Fulmer Company, a leading manufacturer of motor components for rail, power generation and other industrial markets, for a net purchase price of approximately $13.6 million.

•

November 2011, Wabtec acquired Bearward Engineering, a UK-based manufacturer of cooling systems and related equipment for power generation and other industrial markets, for a net purchase price of approximately $43.6 million.

•

June 2011, we acquired an aftermarket transit parts business from GE Transportation, a parts supply business for propulsion and control systems for the passenger transit car aftermarket in North America, for a net purchase price of $21.1 million.

•	February 2011, the Company acquired Brush Traction Group, a UK-based provider of locomotive overhauls, services and aftermarket components, for a net purchase price of approximately $30.7 million.

•

November 2010, Wabtec acquired substantially all of the assets of Swiger Coil Systems, a manufacturer of traction motors and electric coils for the rail and power generation markets, for a net purchase price of approximately $43.0 million.

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

Backlog

The Company’s backlog was about $1.55 billion at December 31, 2011. For 2011, about 57% of sales came from aftermarket orders, which typically carry lead times of less than 30 days, and are not recorded in backlog for a significant period of time.

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

The backlog of firm customer orders as of December 31, 2011 and December 31, 2010, and the expected year of completion are as follows:

In thousands	Total Backlog 12/31/11	Expected Delivery		Total Backlog 12/31/10	Expected Delivery
		2012	Other Years		2011	Other Years
Freight Group	$712,903	$591,405	$121,498	$383,556	$297,192	$86,364
Transit Group	836,482	481,721	354,761	695,064	292,735	402,329

Total	$1,549,385	$1,073,126	$476,259	$1,078,620	$589,927	$488,693

Engineering and Development

To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2011, 2010, and 2009, we invested about $37.2 million, $40.2 million and $42.4 million, respectively, on product development and improvement activities. The engineering resources of the Company are allocated between research and development activities and the execution of original equipment customer contracts.

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

In 2011, about 47% of sales were to customers outside the U.S. and to more than 100 countries throughout the world. About 57% of sales were in the aftermarket, with a majority of our remaining sales to OEMs of locomotives, freight cars, subway vehicles and buses.

Top customers can change from year to year. For the fiscal year ended December 31, 2011, our top five customers accounted for 17% of net sales: General Electric Transportation, Eversholt (formally HSBC) Rail (UK) Ltd., CSX Transportation, Electro Motive (or CAT), and Union Pacific. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.

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

Our principal competitors vary across product lines. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG, is our principal overall OEM competitor. Our competition for locomotive, freight and passenger transit service and repair is mostly from the railroads’ and passenger transit authorities’ in-house operations, Electro-Motive Diesel, GE Transportation Systems, and New York Air Brake/Knorr. We believe our key strengths, which include leading market positions in core products, breadth of product offering with a stable mix of OEM and aftermarket business, leading design and engineering capabilities, significant barriers to entry and an experienced management team, enable us to compete effectively in this marketplace. Outside of North America, no individual company is our principal competitor in all our operating locations. Largest competitors for Brake and Transit products are Faiveley Transport and Knorr-Bremse.

Employees

At December 31, 2011, we had 8,648 full-time employees, approximately 25% of whom were unionized. A majority of the employees subject to collective bargaining agreements are within North America and these agreements are generally effective from 2012 through 2014. Agreements expiring at various times during 2012 cover approximately 17% of the Company’s workforce. We consider our relations with employees and union representatives to be good, but cannot assure that future contract negotiations will be favorable to us.

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

Effects of Seasonality

Our business is not typically seasonal, although the third quarter results may be impacted by vacation and scheduled plant shutdowns at several of our major customers during this period.

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

We are dependent upon key customers.

We rely on several key customers who represent a significant portion of our business. Our top customers can change from year to year. For the fiscal year ended December 31, 2011, our top five customers accounted for 17% of our net sales. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with us. In addition, many of our customers place orders for products on an as-needed basis and operate in cyclical industries. As a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers, and may be subject to delays and cancellations. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.

Our business operates in a highly competitive industry.

We operate in a competitive marketplace and face substantial competition from a limited number of established competitors in the United States and abroad, some of which may have greater financial resources than we do. Price competition is strong and, coupled with the existence of a number of cost conscious customers, has historically limited our ability to increase prices. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. There can be no assurance that competition in one or more of our markets will not adversely affect us and our results of operations.

We intend to pursue acquisitions, joint ventures and alliances that involve a number of inherent risks, any of which may cause us not to realize anticipated benefits.

One aspect of our business strategy is to selectively pursue acquisitions, joint ventures and alliances that we believe will improve our market position, and provide opportunities to realize operating synergies. These transactions involve inherent risks and uncertainties, any one of which could have a material adverse effect on our business, results of operations and financial condition including:

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

A portion of our sales are related to delivering products and services to help our U.S. railroad and transit customers meet the Positive Train Control (PTC) mandate from the U.S. federal government, which requires the use of on-board locomotive computers and software by December 31, 2015.

For the year ended December 31, 2011, we had sales of about $125 million related to PTC. As part of its new surface transportation funding bill, a House committee has proposed extending the PTC deadline to December 31, 2020, which could affect the rate of industry spending on this technology. Should the federal government change its mandate by amending the timing, scope or requirements of the safety bill, there could be an adverse impact on our revenues in future periods, and would cause us to reassess the staffing, resources and assets deployed in delivering Positive Train Control services.

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

In fiscal year 2011, approximately 47% of our consolidated net sales were to customers outside of the U.S. and we intend to continue to expand our international operations in the future. We currently conduct our international operations through a variety of wholly and majority-owned subsidiaries and joint ventures in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Macedonia, Malaysia, Mexico, Poland, Spain, South Africa, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:

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

We collectively bargain with labor unions that represent approximately 25% of our employees. Our current collective bargaining agreements are generally effective from 2012 through 2014. Agreements expiring at various times during 2012 cover approximately 17% of the Company’s workforce. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.

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

At December 31, 2011, we had total debt of $395.9 million. If it becomes necessary to access our available borrowing capacity under the 2011 Refinancing Credit Agreement, along with carrying the $245.0 million currently borrowed under this facility and the $150.0 million 6.875% senior notes, being indebted could have important consequences to us. For example, it could:

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

The indenture for our $150 million 6.875% senior notes due in 2013 and our 2011 Refinancing Credit Agreement contain various covenants that limit our Management’s discretion in the operation of our businesses.

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

In 2010 and 2011, we completed multiple acquisitions with a combined investment of $235.8 million. Although we believe that the acquisitions will improve our market position and realize positive operating results, including operating synergies, operating expense reductions and overhead cost savings, we cannot be assured that these improvements will be obtained. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:

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

Facilities

The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2011. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are long-term and generally include options to renew. The Company’s corporate headquarters are located at the Wilmerding, PA site.

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Wilmerding, PA	Manufacturing/Service	Freight	Own	365,000	(1)
Lexington, TN	Manufacturing	Freight	Own	170,000
Jackson, TN	Manufacturing	Freight	Own	150,000
Berwick, PA	Manufacturing/Warehouse	Freight	Own	145,000
Chicago, IL	Manufacturing/Service	Freight	Own	123,140
Greensburg, PA	Manufacturing	Freight	Own	113,000
Warren, OH	Manufacturing	Freight	Own	102,650
Coshocton, OH	Manufacturing/Warehouse/Office	Freight	Own	83,000
Germantown, MD	Manufacturing	Freight	Own	80,000
Salem, OH	Manufacturing	Freight	Own	20,000
Berwick, PA	Office	Freight	Own	5,000
Boise, ID	Manufacturing	Freight/Transit	Own	326,000
Maxton, NC	Manufacturing	Freight/Transit	Own	105,000
Willits, CA	Manufacturing	Freight/Transit	Own	70,000
Chillicothe, OH	Manufacturing	Freight	Lease	104,000
Kansas City, MO	Service Center	Freight	Lease	95,900
Pittsburgh, PA	Manufacturing/Office	Freight	Lease	90,000
Strongsville, OH	Manufacturing/Warehouse/Office	Freight	Lease	80,000
Bensenville, IL	Manufacturing/Warehouse/Office	Freight	Lease	58,000
Jacksonville, FL	Office	Freight	Lease	46,351
Columbia, SC	Service Center	Freight	Lease	40,250
Cedar Rapids, IA	Office	Freight	Lease	37,000
St. Joseph, MI	Manufacturing/Warehouse	Freight	Lease	33,625
Columbia, SC	Manufacturing/Service	Freight	Lease	31,363
Jacksonville, FL	Warehouse	Freight	Lease	30,000
Chesapeake, VA	Manufacturing/Office	Freight	Lease	24,630
Clarksburg, MD	Manufacturing	Freight	Lease	22,433
Carson City, NV	Service Center	Freight	Lease	22,000
Park Ridge, IL	Office	Freight	Lease	15,150
Omaha, NE	Office	Freight	Lease	7,048
Jackson, TN	Warehouse	Freight	Lease	6,000
Englewood, CO	Office	Freight	Lease	5,676
Azle, TX	Office	Freight	Lease	5,180
Oak Creek, WI	Engineering/Admin	Freight	Lease	5,000
Claremont, CA	Office	Freight	Lease	4,526
Woodbury, MN	Office	Freight	Lease	3,654
Wayne, PA	Office	Freight	Lease	3,641
Merriam, KS	Office	Freight	Lease	2,874
Walnut Creek, CA	Warehouse	Freight	Lease	1,821

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Granbury, TX	Office	Freight	Lease	1,800
Hudson, OH	Office	Freight	Lease	800
McKeesport, PA	Warehouse	Freight	Lease	400
Glen Mills, PA	Office	Freight	Lease	300
Boise, ID	Warehouse/Office	Freight/Transit	Lease	22,826
Boise, ID	Warehouse	Freight/Transit	Lease	13,028
Panorama City, CA	Manufacturing	Transit	Lease	200,000
Spartanburg, SC	Manufacturing/Service	Transit	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit	Lease	115,570
Cleveland, OH	Manufacturing/Warehouse/Office	Transit	Lease	92,609
Plattsburgh, NY	Manufacturing	Transit	Lease	64,000
Cleveland, OH	Manufacturing/Warehouse/Office	Transit	Lease	43,283
Greer, SC	Warehouse	Transit	Lease	34,000
Export, PA	Manufacturing	Transit	Lease	34,000
Elmsford, NY	Service Center	Transit	Lease	28,000
Export, PA	Manufacturing	Transit	Lease	13,000
Elkhart, IN	Warehouse	Transit	Lease	8,000
San Pablo, CA	Office	Transit	Lease	550
Hiram, GA	Warehouse	Transit	Lease	400
New Castle, DE	Sales Office	Transit	Lease	400
Mountaintop, PA	Vacant Land Available for Sale		Own	N/A

International
Wallaceburg (Ontario), Canada	Manufacturing	Freight	Own	126,000
San Luis Potosi, Mexico	Manufacturing/Service	Freight	Own	73,100
Huebei Province, China	Manufacturing	Freight	Own	59,147
Skopje, Macedonia	Manufacturing/Office	Freight	Own	20,000
Doncaster, UK	Manufacturing/Service	Freight/Transit	Own	330,000
Kilmarnock, UK	Manufacturing	Freight/Transit	Owned	107,975
Avellino, Italy	Manufacturing/Office	Transit	Own	132,495
St. Laurent (Quebec), Canada	Manufacturing	Transit	Own	106,000
Recklinghausen, Germany	Manufacturing	Transit	Own	86,390
Northampton, UK	Manufacturing	Freight	Lease	300,000
Shenyang City, Liaoning Province, China	Manufacturing	Freight	Lease	290,550
London (Ontario), Canada	Manufacturing	Freight	Lease	103,540
Yanjiao, Hebei Province, China	Manufacturing	Freight	Lease	64,702
Stoney Creek (Ontario), Canada	Manufacturing/Service	Freight	Lease	47,940
Kolkata, India	Manufacturing	Freight	Lease	36,965
Belo Horizonte, Brazil	Manufacturing/Service	Freight	Lease	33,992
Lachine (Quebec), Canada	Service Center	Freight	Lease	25,455
London (Ontario), Canada	Manufacturing/Warehouse/Office	Freight	Lease	19,070
Blaine, England	Warehouse	Freight	Lease	18,000
Rydalmere, Australia	Office	Freight	Lease	14,786
Sao Paulo, Brazil	Manufacturing/Office	Freight	Lease	10,807
Wallaceburg (Ontario), Canada	Warehouse	Freight	Lease	10,000
Beijing, China	Office	Freight	Lease	4,973
Huebei Province, China	Office	Freight	Lease	3,229
Bangalore, India	Office	Freight	Lease	3,000

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Kuala Lumpur, Malaysia	Office	Freight	Lease	2,655
Calgary (Alberta), Canada	Service Center	Freight	Lease	984
Kutna Hora, Czech Republic	Warehouse	Freight	Lease	532
Kirkcaldy, UK	Office	Freight	Lease	200
Maitland, New South Wales, Australia	Office	Freight	Lease	194
Loganholme, Queensland, Australia	Office	Freight	Lease	97
Loughborough, UK	Manufacturing	Freight/Transit	Lease	225,244
Kempton Park, South Africa	Manufacturing	Freight/Transit	Lease	156,077
Wetherill Park, Australia	Manufacturing	Freight/Transit	Lease	70,600
Istanbul, Turkey	Office	Freight/Transit	Lease	753
Camisano, Italy	Manufacturing/Office	Transit	Lease	136,465
Hangzhou City, Zhejiang Province, China	Manufacturing	Transit	Lease	31,032
Sassuolo, Italy	Manufacturing	Transit	Lease	30,000
Aachen, Germany	Office	Transit	Lease	1,615
Munich, Germany	Office	Transit	Lease	1,135
Vierzon, France	Office	Transit	Lease	1,076
Milan, Italy	Office	Transit	Lease	1,000
Poznan, Poland	Office	Transit	Lease	270
Barcelona, Spain	Office	Transit	Lease	110

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.

Item 3.	LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 18 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information on our executive officers. They are elected periodically by our Board of Directors and serve at its discretion.

Officers	Age	Position
Albert J. Neupaver	61	President and Chief Executive Officer
Alvaro Garcia-Tunon	59	Executive Vice President and Chief Financial Officer
Raymond T. Betler	56	Chief Operating Officer
Charles F. Kovac	55	Senior Vice President, Freight Group
R. Mark Cox	44	Senior Vice President, Corporate Development
David L. DeNinno	56	Senior Vice President, General Counsel and Secretary
Patrick D. Dugan	45	Senior Vice President, Finance and Corporate Controller
Scott E. Wahlstrom	48	Senior Vice President, Human Resources
Timothy R. Wesley	50	Vice President, Investor Relations and Corporate Communications

Albert J. Neupaver was named President and Chief Executive Officer of the Company in February, 2006. Prior to joining Wabtec, Mr. Neupaver served in various positions at AMETEK, Inc., a leading global manufacturer of electronic instruments and electric motors. Most recently he served as President of its Electromechanical Group for nine years.

Alvaro Garcia-Tunon was named Executive Vice President and Chief Financial Officer of the Company in February 2012. Mr. Garcia-Tunon was Executive Vice President, Chief Financial Officer and Secretary of the Company from December 2010 until February 2012, Senior Vice President, Chief Financial Officer and Secretary of the Company from March 2003 until December 2010, Senior Vice President, Finance of the Company from November 1999 until March 2003 and Treasurer of the Company from August 1995 until November 1999.

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

Charles F. Kovac was named Senior Vice President, Freight Group in December 2010. Mr. Kovac was Vice President, Group Executive of the Company from September 2007 until December 2010. Prior to joining Wabtec, Mr. Kovac served as General Manager of the Global Floor Care / Specialty Motors Division of AMETEK, Inc. since 2003. Prior to joining AMETEK, Inc., Mr. Kovac was Chief Operating Officer of The Teleios Group, LLC from 1999 to 2003.

R. Mark Cox was named Senior Vice President, Corporate Development in January 2012, and has been with Wabtec since September 2006 as Vice President, Corporate Development. Prior to joining Wabtec, Mr. Cox served as Director of Business Development for the Electrical Group of Eaton Corporation since 2002. Prior to joining Eaton, Mr. Cox was an investment banker with UBS Warburg, Prudential and Stephens.

David L. DeNinno was named Senior Vice President, General Counsel and Secretary of the Company in February 2012. Previously, Mr. DeNinno served as a partner at K&L Gates LLP since May 2011 and prior to that with Reed Smith LLP.

Patrick D. Dugan was named Senior Vice President, Finance and Corporate Controller in January 2012. He originally joined Wabtec in 2003 as Vice President, Corporate Controller. Prior to joining Wabtec, Mr. Dugan served as Vice President and Chief Financial Officer of CWI International, Inc. from December 1996 to November 2003. Prior to 1996, Mr. Dugan was a Manager with PricewaterhouseCoopers.

Scott E. Wahlstrom was named Senior Vice President, Human Resources in January 2012. Mr. Wahlstrom has been Vice President, Human Resources, since November 1999. Previously, Mr. Wahlstrom was Vice President, Human Resources & Administration of MotivePower Industries, Inc. from August 1996 until November 1999.

Timothy R. Wesley was named Vice President, Investor Relations and Corporate Communications in November 1999. Previously, Mr. Wesley was Vice President, Investor and Public Relations of MotivePower Industries, Inc. from August 1996 until November 1999.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is listed on the New York Stock Exchange under the symbol “WAB”. As of February 20, 2012, there were 48,026,257 shares of Common Stock outstanding held by 630 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

2011	High	Low	Dividends
First Quarter	$69.13	$51.02	$0.01
Second Quarter	$72.43	$61.47	$0.01
Third Quarter	$71.22	$51.65	$0.03
Fourth Quarter	$71.11	$49.38	$0.03

2010	High	Low	Dividends
First Quarter	$44.54	$36.16	$0.01
Second Quarter	$50.88	$39.18	$0.01
Third Quarter	$48.56	$38.44	$0.01
Fourth Quarter	$53.42	$45.01	$0.01

The Company’s credit agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 8 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

At the close of business on February 17, 2012, the Company’s Common Stock traded at $70.83 per share.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2011, of Wabtec’s common stock, (i) the S&P 500, (ii) and our peer group of manufacturing companies consisting of the following publicly traded companies: The Greenbrier Companies, Inc., L.B. Foster Company, Trinity Industries and Freight Car America, Inc.

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through December 31, 2011 purchases have totaled $26.0 million, leaving $124.0 million under the authorization. The new share repurchase authorization supersedes the previous authorization of $150 million of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conform to the requirements under the 2011 Refinancing Credit Agreement, 2008 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first quarter of 2011, no shares were repurchased. During the second quarter of 2011, the Company repurchased 95,000 shares at an average price of $65.14 per share. During the third quarter of 2011, the Company repurchased 308,600 shares at an average price of $57.08 per share. During the fourth quarter of 2011, the Company repurchased 35,000 shares at an average price of $63.41 per share. All purchases were on the open market.

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

	Year Ended December 31,
In thousands, except per share amounts	2011	2010	2009	2008	2007
Income Statement Data
Net sales	$1,967,637	$1,507,012	$1,401,616	$1,574,749	$1,360,088
Gross profit	570,424	449,078	393,326	427,186	369,619
Operating expenses	(299,723)	(246,268)	(213,294)	(214,670)	(189,878)

Income from operations (1)	$270,701	$202,810	$180,032	$212,516	$179,741

Interest expense, net	$(15,007)	$(15,923)	$(16,674)	$(8,508)	$(3,637)
Other income (expense), net	(380)	(60)	1	292	(3,650)
Income from continuing operations	170,149	123,099	115,055	130,554	109,387
Income (loss) from discontinued operations (net of tax)	—	—	—	(3)	183

Net income attributable to Wabtec shareholders (2)	$170,149	$123,099	$115,055	$130,551	$109,570

Diluted Earnings per Common Share
Net income attributable to Wabtec shareholders	$3.51	$2.56	$2.39	$2.66	$2.24

Cash dividends declared per share	$0.08	$0.04	$0.04	$0.04	$0.04

Fully diluted shares outstanding	48,329	48,005	47,977	48,847	48,873

Balance Sheet Data
Total assets	$2,158,953	$1,803,081	$1,585,835	$1,507,520	$1,158,702
Cash	285,615	236,941	188,659	141,805	234,689
Total debt	395,873	422,075	391,780	387,080	150,250
Shareholders’ equity	1,047,646	903,387	778,913	645,807	617,268

(1)	In 2011, includes an $18.1 million charge for a court ruling. In 2009, includes $3.9 million royalty charge related to the Final Award in the arbitration proceeding between Faiveley Transport Malmo AB and Wabtec.
(2)	In 2011, 2009 and 2008, tax benefits of $1.9 million, $9.7 million and $1.0 million were recognized, respectively, primarily related to resolving certain tax issues from prior years that have been closed from further regulatory examination. In 2007 a tax benefit of $3.1 million was recognized related to deferred taxes, primarily due to the reversal of previously established valuation allowances on deferred tax assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 18 countries. In 2011, about 47% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The North America freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. In 2011 U.S. freight rail traffic increased due to the improving overall economy. According to the Association of American Railroads, in 2011, revenue ton-miles increased 3.2%, carloadings increased 2.2% and intermodal loadings increased 5.4%, compared to the same period of 2010, as rail traffic rebounded from the 2008-09 economic recession. This has had a favorable effect on the Company’s Freight Group, with increased demand for new locomotives and freight cars, and for aftermarket products and services. About 15% of the Company’s revenues are directly related to deliveries of new freight cars, so the improvement in that market has had a favorable effect on the Company’s financial results. Whether demand continues to improve will depend largely on continued strength in the overall economy and in rail traffic volumes.

In 2008, the U.S. government enacted rail safety legislation that requires certain freight and passenger railroads to equip certain locomotives with positive train control (“PTC”) technology by the end of 2015. This technology includes an on-board locomotive computer and related software, which are being developed by Wabtec. As the industry leader, Wabtec expects to benefit from increased sales of train control-related products and engineering services as the technology is deployed throughout the industry. PTC revenue was about 125 million in 2011.

The North American transit rail industry is driven by government spending and ridership. According to the American Public Transportation Association, spending under SAFETEA-LU, the federal government’s transportation funding bill increased about 6% in 2009 and remained consistent in 2010 and 2011, while ridership decreased about 4% and 1% in 2009 and 2010, respectively, due to the recession and its impact on employment levels. Ridership increased about 2% in 2011. Although SAFETEA-LU expired in September 2009, the bill has been extended through March 2012, with funding at about 2009 levels. Spending in 2012 is expected to remain at about current levels, and Congress is now considering various multi-year funding bills.

In 2011, market conditions improved in the North America freight rail market. Demand for new freight cars and locomotives was higher, due to increasing freight rail traffic. In the passenger transit market during 2011, the Company believes that existing levels of federal funding and ridership resulted in consistent demand for new equipment and aftermarket parts when compared to previous years; however, most government entities at all levels are facing budget issues, which could have a negative effect on demand for the Company’s products and services.

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

In 2012 and beyond, general economic and market conditions in the United States and internationally could have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In millions	2011	2010	2009
Net sales	$1,967.6	$1,507.0	$1,401.6
Cost of sales	(1,397.2)	(1,057.9)	(1,008.3)

Gross profit	570.4	449.1	393.3
Selling, general and administrative expenses	(247.5)	(195.9)	(161.0)
Engineering expenses	(37.2)	(40.2)	(42.4)
Amortization expense	(15.0)	(10.2)	(9.9)

Total operating expenses	(299.7)	(246.3)	(213.3)

Income from operations	270.7	202.8	180.0
Interest expense, net	(15.0)	(15.9)	(16.6)
Other income (expense), net	(0.4)	(0.1)	—

Income from operations before income taxes	255.3	186.8	163.4
Income tax expense	(85.2)	(63.7)	(48.3)

Net income attributable to Wabtec shareholders	$170.1	$123.1	$115.1

2011 COMPARED TO 2010

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2011	2010	Percent Change
Freight Group	$1,210,059	$784,504	54.2%
Transit Group	757,578	722,508	4.9%

Net sales	1,967,637	1,507,012	30.6%
Income from operations	271,372	202,810	33.8%
Net income attributable to Wabtec shareholders	$170,591	$123,099	38.6%

The following table shows the major components of the change in sales in 2011 from 2010:

In thousands	Freight Group	Transit Group	Total
2010 Net Sales	$784,504	$722,508	$1,507,012
Acquisitions	47,614	80,699	128,313
Change in Sales by Product Line:
Brake Products	47,726	(8,424)	39,302
Specialty Products & Electronics	281,487	25,149	306,636
Remanufacturing, Overhaul & Build	26,606	(52,701)	(26,095)
Other Transit Products	—	(26,260)	(26,260)
Foreign Exchange and Other	22,122	16,607	38,729

2011 Net Sales	$1,210,059	$757,578	$1,967,637

Net sales increased by $460.6 million to $1,967.6 million in 2011 from $1,507.0 million in 2010. The increase is due to higher freight group sales of $355.8 million primarily from increased demand for freight original equipment, electronics and aftermarket products; and sales related to acquisitions of $128.3 million. Partially offsetting this increase was lower sales of $87.4 million primarily from the completion of certain transit locomotive build contracts and lower sales from certain transit original equipment contracts. The Company realized a net sales increase of $29.6 million and an income from operations increase of $4.1 million due to favorable effects of foreign exchange. Net income for 2011 was $170.1 million or $3.51 per diluted share. Net income increased due to higher sales volume and operating margins.

Freight Group sales increased by $425.6 million, or 54.2%, due to higher sales of $281.5 million from specialty products and electronics, primarily resulting from increased demand for original equipment rail products, original equipment heat exchange products and aftermarket rail products; $47.7 million for brake products resulting from higher car build and increased rail traffic; $47.6 million from acquisitions and $26.6 million from demand for freight overhaul and remanufacturing services. For the Freight Group, net sales improved by $13.3 million due to favorable effects of foreign exchange.

Transit Group sales increased by $35.1 million, or 4.9%, due to increased sales of $80.7 million from acquisitions and $25.1 million resulting from increased demand for electronics; partially offset by decreased sales of $87.0 million from the completion of certain transit locomotive build contracts and lower sales from certain transit original equipment contracts. For the Transit Group, net sales improved by $16.3 million due to favorable effects of foreign exchange.

Cost of Sales and Gross profit Cost of Sales increased by $339.3 million to $1,397.2 million in 2011 from $1,057.9 million in 2010. In 2011, cost of sales, as a percentage of sales was 71.0% compared to 70.2% in the same period of 2010. This increase is the result of (i) increased costs in the transit segment related to certain long-term contracts, partially offset by (ii) higher margin product sales (freight and aftermarket) increased as a percentage of total sales compared to other products.

During 2011, raw material costs increased as a percentage of sales to approximately 44% in 2011 from 41% in 2010. Labor costs as a percentage of sales were approximately 11% in 2011 and 2010. Overhead costs decreased as a percentage of sales to approximately 16% in 2011 from 18% in 2010. Freight Group raw material costs increased as a percentage of sales to approximately 44% in 2011 from 40% in 2010. Freight Group labor costs decreased as a percentage of sales to approximately 10% in 2011 from 11% in 2010, and overhead costs decreased as a percentage of sales to approximately 15% in 2011 from 18% in 2010. Transit Group raw material costs as a percentage of sales were approximately 43% in 2011 and 2010. Transit Group labor costs increased as a percentage of sales to approximately 12% in 2011 from 11% in 2010, and overhead costs increased as a percentage of sales to 19% in 2011 from 18% in 2010. In general, raw material costs as a percentage of sales increased reflecting the higher mix of revenue generated from freight original equipment sales and aftermarket services, which has a higher raw material component as cost of sales. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume. In addition, included in costs of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $3.0 million lower in 2011 compared to 2010 because of the completion of certain transit contracts, which had required creating initial warranty reserves. Gross profit increased to $570.2 million in 2011 compared to $449.1 million in 2010, for the reasons discussed above. Accordingly, for 2011, gross profit, as a percentage of sales, was 29.0% compared to 29.8%, for 2010.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2011	2010	Percent Change
Selling, general and administrative expenses	$247,534	$195,892	26.4%
Engineering expenses	37,193	40,203	(7.5)%
Amortization expense	14,996	10,173	47.4%

Total operating expenses	$299,723	$246,268	21.7%

Selling, general, and administrative expenses increased $51.6 million in 2011 compared to 2010 because of $19.0 million of expenses from acquisitions and other growth initiatives, an $18.1 million charge for a court ruling, $11.9 million of incentive and non-cash compensation and $4.0 million of other certain one-time charges, partially offset by a benefit of $2.4 million from a settlement related to a prior acquisition. Engineering expense decreased by $3.0 million in 2011 compared 2010 as the Company focused engineering resources on completing original equipment contracts which caused the related engineering costs to be charged to cost of sales. Amortization expense increased in 2011 compared to 2010 due to amortization of intangibles associated with acquisitions. Total operating expenses were 15.2% and 16.3% of sales for 2011 and 2010, respectively.

Income from operations Income from operations totaled $270.7 million or 13.8% of sales in 2011 compared to $202.8 million or 13.5% of sales in 2010. Income from operations increased due to higher sales volume, partially offset by increased operating expenses discussed above.

Interest expense, net Overall interest expense, net, decreased due to higher interest income realized on higher invested cash balances.

Other expense, net The Company recorded foreign exchange losses of $2.0 million in 2011 and foreign exchange losses of $1.0 million in 2010 due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 33.4% and 34.1% in 2011 and 2010, respectively. The decrease in the effective tax rate is primarily due to a tax benefit of approximately $1.9 million which is due primarily to the settlement of examinations in various tax jurisdictions.

Net income Net income for 2011 increased $47.0 million, compared to 2010. The increase in net income is due to higher sales volume, partially offset by increased operating expenses.

2010 COMPARED TO 2009

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2010	2009	Percent Change
Freight Group	$784,504	$588,399	33.3%
Transit Group	722,508	813,217	(11.2)%

Net sales	1,507,012	1,401,616	7.5%
Income from operations	202,810	180,032	12.7%
Net income attributable to Wabtec shareholders	$123,099	$115,055	7.0%

The following table shows the major components of the change in sales in 2010 from 2009:

In thousands	Freight Group	Transit Group	Total
2009 Net Sales	$588,399	$813,217	$1,401,616
Acquisitions	81,811	4,281	86,092
Change in Sales by Product Line:
Brake Products	20,362	(38,911)	(18,549)
Specialty Products & Electronics	63,146	—	63,146
Remanufacturing, Overhaul & Build	3,029	(18,938)	(15,909)
Other Transit Products	—	(26,294)	(26,294)
Foreign Exchange and Other	27,757	(10,847)	16,910

2010 Net Sales	$784,504	$722,508	$1,507,012

Net sales increased by $105.4 million to $1,507.0 million in 2010 from $1,401.6 million in 2009. The increase is due to higher sales of $100.2 million from increased customer demand for freight original equipment and aftermarket products, freight overhaul and remanufacturing services, and sales related to acquisitions of $86.1 million. Partially offsetting this increase was lower sales of $85.1 million, resulting from the completion of a certain transit original equipment contract, lower demand for transit car overhauls and the completion of certain transit locomotive build contracts. The Company realized a net sales increase of $4.2 million due to favorable effects of foreign exchange, but net earnings were not materially impacted by foreign exchange. Net income for 2010 was $123.1 million or $2.56 per diluted share. Net income for 2009 was $115.1 million or $2.39 per diluted share. Net income increased due to higher sales volume and operating margins, partially offset by higher income tax expense.

Freight Group sales increased by $196.1 million or 33.3% due to higher sales of $81.8 million from acquisitions, $63.1 million for specialty products and electronics, primarily resulting from increased customer demand for original equipment heat exchange products and aftermarket rail products; $20.4 million for brake products, resulting from increased rail traffic and aftermarket demand for brakes and valves; $13.6 million for other freight products, primarily resulting from increased international demand; and freight overhaul and remanufacturing services increased $3.0 million. For the Freight Group, net sales improved by $14.1 million due to the favorable effects of foreign exchange.

Transit Group’s sales decreased by $90.7 million or 11.2%. Sales decreased $65.2 million because of the completion of a major original equipment contract early in 2010. Sales also decreased by $19.0 million due to lower levels of transit car overhauls and the completion of certain contracts for the manufacture of locomotives in 2010. These decreases were partially offset by sales from acquisitions of $4.3 million. For the Transit Group, net sales were reduced by $9.9 million due to unfavorable effects of foreign exchange.

Cost of Sales and Gross profit Cost of Sales increased by $49.6 million to $1,057.9 million in 2010 compared to $1,008.3 million in 2009. In 2010, cost of sales, as a percentage of sales was 70.2% compared to 71.9% in 2009. This decrease is the result of (i) higher margin product sales (freight and aftermarket) increased as a percentage of total sales compared to other products, and (ii) decreased costs in the transit segment due to efficiencies realized on certain long-term contracts.

During 2010, raw material costs decreased as a percentage of sales to approximately 41% in 2010 from 43% in 2009. Labor costs as a percentage of sales were approximately 11% in 2010 and 2009. Overhead costs as a percentage of sales were approximately 18% in 2010 and 2009. Freight group raw material costs decreased as a percentage of sales to approximately 40% in 2010 from 41% in 2009. Freight group labor costs as a percentage of sales were approximately 11% in 2010 and 2009, and overhead costs decreased as a percentage of sales to approximately 18% in 2010 from 23% in 2009. Transit group raw material costs as a percentage of sales were approximately 43% in 2010 and 2009. Transit group labor costs increased as a percentage of sales to approximately 11% in 2010 from 10% in 2009, and overhead costs increased as a percentage of sales to approximately18% in 2010 from 17% in 2009. In general, raw material costs as a percentage of sales decreased reflecting the higher mix of revenue generated from contracts delivering train control and other related services, which has a higher labor component as cost of sales. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume. In addition, included in costs of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $2.4 million higher in 2010 compared to 2009 due to increased Freight Group sales. Gross profit increased to $449.1 million in 2010 compared to $393.3 million in 2009, for the reasons discussed above. Accordingly, in 2010, gross profit, as a percentage of sales, was 29.8% compared to 28.1% in 2009.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2010	2009	Percent Change
Selling, general and administrative expenses	$195,892	$160,998	21.7%
Engineering expenses	40,203	42,447	(5.3)%
Amortization expense	10,173	9,849	3.3%

Total operating expenses	$246,268	$213,294	15.5%

Selling, general, and administrative expenses increased $34.9 million in 2010 compared to 2009 primarily due to $17.3 million of expenses from acquisitions, and $16.7 million of incentive and non-cash compensation. Engineering expense decreased by $2.2 million in 2010 compared to 2009 as the company focused engineering resources on completing original equipment contracts. Costs related to engineering for specific customer contracts are included in the labor element of cost of sales. Total operating expenses were 16.3% and 15.2% of sales for 2010 and 2009, respectively.

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

Liquidity and Capital Resources

Liquidity is provided by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2011	2010	2009
Cash provided by (used for):
Operating activities	$248,626	$176,136	$162,300
Investing activities	(146,182)	(156,255)	(115,221)
Financing activities:
Proceeds from debt	257,000	248,400	197,500
Payments of debt	(283,202)	(218,083)	(193,324)
Stock repurchase	(26,022)	(8,381)	(19,654)
Cash dividends	(3,849)	(1,914)	(1,917)
Other	9,314	5,826	4,438

Operating activities. In 2011, 2010 and 2009, cash provided by operations was $248.6 million, $176.1 million and $162.3 million, respectively. In comparison to 2010, increased cash provided by operations in 2011 resulted from higher net income and higher non-cash items, partially offset by a net increase in working capital. In 2011, accounts receivable increased by $68.7 million, primarily due to higher sales and inventory increased by $79.5 million from the prior year. These increases were partially offset by an increase in accounts payable of $60.0 million. All other operating assets and liabilities, net, provided cash of $123.1 million due primarily to the payment timing of certain accrued liabilities.

In comparison to 2009, increased cash provided by operations in 2010 resulted from higher net income and higher non-cash items, partially offset by a net increase in working capital. In 2010, accounts receivable increased by $34.3 million, primarily due to higher sales and inventory increased by $1.7 million from the prior year. These increases were partially offset by an increase in accounts payable of $44.3 million. All other operating assets and liabilities, net, used cash of $20.2 million due primarily to the payment timing of certain accrued liabilities.

Investing activities. In 2011, 2010 and 2009, cash used in investing activities was $146.2 million, $156.3 million and $115.2 million, respectively. Net cash paid for acquisitions was $109.0 million, $138.2 million and $96.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Refer to Note 3 of the “Notes to Consolidated Financial Statements” for additional information on acquisitions. In 2009, the Company sold a facility for net cash proceeds of $3.6 million to an unrelated third party. Capital expenditures were $38.0 million, $20.8 million, and $18.3 million in 2011, 2010 and 2009, respectively.

Financing activities. In 2011, cash used in financing activities was $46.8 million, which included $257.0 million in proceeds from debt and $243.5 million of repayments of debt on the revolving credit facility, $39.7 million of debt repayments on the term loan and other debt, $3.8 million of dividend payments and $26.0 million of Wabtec stock repurchases. In 2010, cash provided by financing activities was $25.8 million, which included $248.4 million in proceeds from debt and $185.4 million of repayments of debt on the revolving credit facility,

$32.7 million of debt repayments on the term loan and other debt, $1.9 million of dividend payments and $8.4 million of Wabtec stock repurchases. In 2009, cash used for financing activities was $13.0 million, which included $197.5 million in proceeds from debt and $162.5 million of repayments of debt on the revolving credit facility, $30.8 million of debt repayments on the term loan and other debt, $1.9 million of dividend payments and $19.7 million of Wabtec stock repurchases.

The following table shows outstanding indebtedness at December 31, 2011 and 2010.

	December 31,
In thousands	2011	2010
6.875% senior notes, due 2013	$150,000	$150,000
Term Loan Facility	—	137,500
Revolving Credit Facility	245,000	134,000
Capital Leases	873	575

Total	395,873	422,075
Less—current portion	68	40,068

Long-term portion	$395,805	$382,007

Cash balance at December 31, 2011 and 2010 was $285.6 million and $236.9 million, respectively.

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the company with a $600 million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016. The 2011 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At December 31, 2011, the Company had available bank borrowing capacity, net of $48.9 million of letters of credit, of approximately $306.1 million, subject to certain financial covenant restrictions.

Under the 2011 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranges from 0 to 75 basis points. The Alternate Rate is based on quoted LIBOR rates plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points.

At December 31, 2011 the weighted average interest rate on the Company’s variable rate debt was 1.53%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swap agreements which effectively convert a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contracts. On December 31, 2011, the notional value of the interest rate swaps outstanding was $107.0 million and effectively changed the Company’s interest rate on bank debt at December 31, 2011 from a variable rate to a fixed rate of 2.19%. The interest rate swap agreements mature on December 31, 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement will be to convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415%. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

2008 Refinancing Credit Agreement

On November 4, 2008, the Company refinanced its then existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provided the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities were set to expire in January 2013.

Under the 2008 Refinancing Credit Agreement, the Company may have elected a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusted on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate was based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2011:

In thousands	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating activities:
Purchase obligations (1)	$88,284	$78,818	$9,235	$231	$—
Operating leases (2)	73,093	12,655	21,609	14,259	24,570
Pension benefit payments (3)	—	10,781	21,292	21,672	55,093
Postretirement benefit payments (4)	—	1,880	3,882	4,185	11,991
Financing activities:
Interest payments (5)	36,528	15,781	13,645	6,975	127
Long-term debt (6)	395,873	68	150,667	245,060	78
Dividends to shareholders (7)	—	—	—	—	—
Investing activities:
Capital projects (8)	44,123	44,123	—	—	—
Other:
Standby letters of credit (9)	49,241	28,769	20,472	—	—

Total		$192,875	$240,802	$292,382

(1)	Purchase obligations for the purposes of this disclosure have been defined as a contractual obligation that is in excess of $100,000 annually, and $200,000 in total.
(2)	Future minimum payments for operating leases are disclosed by year in Note 14 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(3)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute about $7.1 million to pension plan investments in 2012. See further disclosure in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(4)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Postretirement payments are based on actuarial estimates using current assumptions for discount rates and health care costs. See further disclosure in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(5)	Interest payments are payable January and July of each year at 6.875% of $150 million Senior Notes due in 2013. Interest payments for the Revolving Credit Facility and Capital Leases are based on contractual terms and the Company’s current interest rates.
(6)	Scheduled principal repayments of outstanding loan balances are disclosed in Note 8 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(7)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $5.8 million.
(8)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2012 budget amount was approved at the December 2011 Board of Directors meeting.
(9)	The Company has $48.9 million in outstanding letters of credit for performance and bid bond purposes, which expire in various dates through 2013. Amounts include interest payments based on contractual terms and the Company’s current interest rate.

The above table does not reflect uncertain tax positions of $8.2 million, the timing of which are uncertain except for $1.8 million that may become payable during 2012. Refer to Note 10 of the “Notes to Consolidated Financial Statements” for additional information on uncertain tax positions.

Obligations for operating activities. The Company has entered into $88.3 million of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $12.5 million and $13.6 million in 2011 and 2010, respectively. Benefits paid for post retirement plans were $1.9 million and $1.9 million in 2011 and in 2010, respectively.

Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments, interest payments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $5.8 million annually.

The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2011 initial value of performance bonds issued on the Company’s behalf is about $48.9 million.

Obligations for investing activities. The Company typically spends approximately $35 million to $45 million a year for capital expenditures, primarily related to facility expansion efficiency and modernization, health and safety, and environmental control. The Company expects annual capital expenditures in the future will be within this range.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	prolonged unfavorable economic and industry conditions in the markets served by us, including North America, South America, Europe, Australia, Asia, and South Africa;

•	decline in demand for freight cars, locomotives, passenger transit cars, buses and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment;

•	fluctuations in interest rates and foreign currency exchange rates; or

•	availability of credit;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of acquisitions; or

•	the development and use of new technology;

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations, including those related to Positive Train Control;

•	federal and state income tax legislation; or

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

A summary of the Company’s significant accounting policies is included in Note 2 in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report and is incorporated by reference herein. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

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

A number of significant assumptions and estimates are involved in the application of the impairment test, including the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Wabtec specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such amount.

Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual amounts realized may differ from those used to evaluate the impairment of goodwill.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations. For example, based on the last quantitative analysis performed as of October 1, 2010, a decline in the terminal growth rate greater than 50 basis points would decrease fair market value by $133.3 million, or an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $373.4 million. Even with such changes the fair value of the reporting units would be greater than their net book values as of the valuation date of October 1, 2010, necessitating no Step 2 calculations. See Note 2 in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for additional discussion regarding impairment testing.

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

If assumptions used in determining the pension and other postretirement benefits change significantly, these costs can fluctuate materially from period to period. The key assumptions in determining the pension and other postretirement expense and obligation include the discount rate, expected return on assets and health care cost trend rate. For example, a 1% decrease or increase in the discount rate used in determining the pension and postretirement expense would increase expense $2.0 million or decrease expense $2.1 million, respectively. A 1% decrease or increase in the discount rate used in determining the pension and postretirement obligation would increase the obligation $33.6 million or decrease the obligation$28.1 million, respectively. A 1% decrease or increase in the expected return on assets used in determining the pension expense would increase or decrease expense $1.7 million, respectively. A 1% decrease or increase in the health care cost trend rate used in determining the postretirement expense would decrease expense $0.4 million or increase expense $0.3 million, respectively. A 1% decrease or increase in the health care cost trend rate used in determining the postretirement obligation would decrease the obligation $3.8 million or increase the obligation $4.5 million, respectively.

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

Contract accounting involves a judgmental process of estimating the total sales and costs for each contract, which results in the development of estimated profit margin percentages. For each contract with revenue recognized using the percentage of completion method, the amount reported as revenues is determined by calculating cost incurred to date as a percentage of the total expected contract costs to determine the percentage of total contract revenue to be recognized in the current period. Due to the size, duration and nature of many of our contracts, the estimation of total

The development of expected contract costs and contract profit margin percentages involves procedures and personnel in all areas that provide financial or production information on the status of contracts. Due to the significance of judgment in the estimation process, it is likely that materially different revenue amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

sales and costs through completion is complicated and subject to many variables. Total contract sales estimates are based on negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and price adjustment clauses (such as inflation or index-based clauses). Total contract cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.

For long-term contracts, revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined.

periods. If the combined profit margin for all contracts recognized on the percentage of completion method during 2011 had been estimated to be higher or lower by 1%, it would have increased or decreased revenue and gross profit for the year by approximately $6.0 million. A few of our contracts are expected to be completed in a loss position. Provisions are made currently for estimated losses on uncompleted contracts.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 35% and 32% of total long-term debt at December 31, 2011 and 2010, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at December 31, 2011 would increase or decrease interest expense by about $1.4 million.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swap agreements which effectively converted a portion of the debt from a variable to a fixed-

rate borrowing during the term of the swap contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2011, approximately 53% of Wabtec’s net sales were to the United States, 9% to the United Kingdom, 8% to Canada, 6% to Australia, 5% to Mexico, 2% to Germany, and 17% in other international locations. (See Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report). To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for more information regarding foreign currency exchange risk.

Our market risk exposure is not substantially different from our exposure at December 31, 2010.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent public accountants.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2011. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting appears on page 40 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Ernst & Young’s attestation report on internal control over financial reporting appears on page 42 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2012, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011. Information relating to the executive officers of the Company is set forth in Part I.

Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

This table provides aggregate information as of December 31, 2011 concerning equity awards under Wabtec’s compensation plans and arrangements.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	862,392	$34.74	2,461,384
Equity compensation plans not approved by shareholders	—	—	—

Total	862,392	$34.74	2,461,384

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

			Page
(a)

	(1)	Financial Statements and Reports on Internal Control

		Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	49

		Report of Independent Registered Public Accounting Firm	50

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	51

		Consolidated Balance Sheets as of December 31, 2011 and 2010	52

		Consolidated Statements of Operations for the three years ended December 31, 2011, 2010 and 2009	53

		Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009	54

		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2011, 2010 and 2009	55

		Notes to Consolidated Financial Statements	56

	(2)	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts	94

			Filing Method

(b)

		Exhibits

	3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	12

	3.2	Amended and Restated By-Laws of the Company, effective February 15, 2011	11

	4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	3

	4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	3

	4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	3

		Filing Method

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	3

10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	8

10.5	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.6	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.7	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended	5

10.8	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	4

10.9	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006 *	4

10.10	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin	6

10.11	Stock Purchase Agreement, by and between the Company and Polinvest S.r.l., dated May 16, 2008	7

10.12	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	8

10.13	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, PNC Bank, National Association, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., RBS Greenwich Capital, JP Morgan Chase Bank, Bank of America, N.A., Citizens Bank of Pennsylvania, the Bank of Nova Scotia and First Commonwealth Bank, dated as of November 4, 2008	9

10.14	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Raymond T. Betler, Charles F. Kovac, R. Mark Cox, David L. DeNinno, Patrick D. Dugan, Scott E. Wahlstrom and Timothy R. Wesley*	10

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

		Filing Method

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

101.INS**	XBRL Instance Document.	1

101.SCH**	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	1

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).
3	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-110600).
4	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.
5	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 033-90866) filed on April 13, 2006.
6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended June 30, 2007.
7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended June 30, 2008.
8	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended September 30, 2008.
9	Filed as an exhibit to the Company’s Quarterly Report on Form 8-K (File No. 033-90866) Dated November 7, 2011.
10	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended June 30, 2009.
11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 22, 2011.
12	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 25, 2011.
*	Management contract or compensatory plan.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Management has excluded Brush Traction Group (“Brush”), Bearward Engineering (“Bearward”) and Fulmer Company (“Fulmer”) from its assessment of internal controls over financial reporting as of December 31, 2011 because the Company acquired Brush effective February 25, 2011, Bearward effective November 3, 2011 and Fulmer effective November18, 2011.Brush, Bearward and Fulmer are wholly owned subsidiaries whose total assets represents 2.8%, 2.9% and 0.7%, respectively and whose total net assets represents 3.6%, 2.9% and 1.3%, respectively, and net income represents 1.8%, -0.4% and 0.0%, respectively and whose customer revenues represents 2.5%, 0.6% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Brush Traction Group (“Brush”), Bearward Engineering (“Bearward”) and Fulmer Company (“Fulmer”), which are included in the 2011 consolidated financial statements of Westinghouse Air Brake Technologies Corporation and constituted 2.8%, 2.9% and 0.7%, respectively, of total assets and 3.6%, 2.9% and 1.3%, respectively, of total net assets as of December 31, 2011, and 1.8%-0.4% and 0.0%, respectively, of net income and 2.5%, 0.6% and 0.1%, respectively, of customer revenue for the year then ended. Our audit of internal control over financial reporting of Westinghouse Air Brake Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Brush, Bearward, and Fulmer.

In our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 24, 2012

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and par value	2011	2010
Assets
Current Assets
Cash and cash equivalents	$285,615	$236,941
Accounts receivable	346,281	258,149
Inventories	348,174	253,491
Deferred income taxes	57,339	39,573
Other	18,373	13,799

Total current assets	1,055,782	801,953
Property, plant and equipment	513,113	478,023
Accumulated depreciation	(291,091)	(271,798)

Property, plant and equipment, net	222,022	206,225
Other Assets
Goodwill	587,531	545,832
Other intangibles, net	257,355	216,913
Deferred income taxes	240	3,346
Other noncurrent assets	36,023	28,812

Total other assets	881,149	794,903

Total Assets	$2,158,953	$1,803,081

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$244,649	$170,504
Customer deposits	72,811	23,810
Accrued compensation	48,564	39,870
Accrued warranty	29,416	20,510
Current portion of long-term debt	68	40,068
Commitments and contingencies	392	593
Other accrued liabilities	145,485	53,019

Total current liabilities	541,385	348,374
Long-term debt	395,805	382,007
Accrued postretirement and pension benefits	63,837	60,508
Deferred income taxes	74,217	76,505
Commitments and contingencies	1,290	900
Accrued warranty	21,224	15,003
Other long-term liabilities	13,551	16,397

Total liabilities	1,111,309	899,694
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,946,360 and 47,954,085 outstanding at December 31, 2011 and 2010, respectively	662	662
Additional paid-in capital	360,914	339,861
Treasury stock, at cost, 18,228,407 and 18,220,682 shares, at December 31, 2011 and 2010, respectively	(309,196)	(290,081)
Retained earnings	1,053,706	887,406
Accumulated other comprehensive loss	(60,897)	(38,077)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	1,045,189	899,771
Non-controlling interest	2,455	3,616

Total shareholders’ equity	1,047,644	903,387

Total Liabilities and Shareholders’ Equity	$2,158,953	$1,803,081

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
In thousands, except per share data	2011	2010	2009
Net sales	$1,967,637	$1,507,012	$1,401,616
Cost of sales	(1,397,213)	(1,057,934)	(1,008,290)

Gross profit	570,424	449,078	393,326
Selling, general and administrative expenses	(247,534)	(195,892)	(160,998)
Engineering expenses	(37,193)	(40,203)	(42,447)
Amortization expense	(14,996)	(10,173)	(9,849)

Total operating expenses	(299,723)	(246,268)	(213,294)
Income from operations	270,701	202,810	180,032
Other income and expenses
Interest expense, net	(15,007)	(15,923)	(16,674)
Other (expense) income, net	(380)	(60)	1

Income from operations before income taxes	255,314	186,827	163,359
Income tax expense	(85,165)	(63,728)	(48,304)

Net income attributable to Wabtec shareholders	$170,149	$123,099	$115,055

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$3.54	$2.57	$2.41

Diluted
Net income attributable to Wabtec shareholders	$3.51	$2.56	$2.39

Weighted average shares outstanding
Basic	47,820	47,597	47,499
Diluted	48,329	48,005	47,977

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2011	2010	2009
Operating Activities
Net income attributable to Wabtec shareholders	$170,149	$123,099	$115,055
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	44,849	38,586	35,519
Stock-based compensation expense	18,646	11,765	3,620
Deferred income taxes	(16,595)	16,248	7,391
Loss (gain) on disposal of property, plant and equipment	1,191	777	(2,913)
Excess income tax benefits from exercise of stock options	(4,415)	(2,570)	(1,906)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(68,697)	(34,255)	80,541
Inventories	(79,537)	(1,650)	33,360
Accounts payable	59,974	44,294	(48,238)
Accrued income taxes	31,514	(5,811)	841
Accrued liabilities and customer deposits	43,201	(10,181)	(56,203)
Other assets and liabilities	48,346	(4,166)	(4,767)

Net cash provided by operating activities	248,626	176,136	162,300
Investing Activities
Purchase of property, plant and equipment	(37,971)	(20,843)	(18,288)
Proceeds from disposal of property, plant and equipment	663	418	4,091
Acquisitions of businesses, net of cash acquired	(108,994)	(138,198)	(96,283)
Acquisition purchase price adjustments	120	2,368	(4,741)

Net cash used for investing activities	(146,182)	(156,255)	(115,221)
Financing Activities
Proceeds from debt	257,000	248,400	197,500
Payments of debt	(283,202)	(218,083)	(193,324)
Stock repurchase	(26,022)	(8,381)	(19,654)
Proceeds from exercise of stock options and other benefit plans	4,899	3,256	2,532
Excess income tax benefits from exercise of stock options	4,415	2,570	1,906
Cash dividends ($0.08, $0.04 and $0.04 per share for the years ended December 31, 2011, 2010 and 2009)	(3,849)	(1,914)	(1,917)

Net cash (used for) provided by financing activities	(46,759)	25,848	(12,957)
Effect of changes in currency exchange rates	(7,011)	2,553	12,732

Increase in cash	48,674	48,282	46,854
Cash, beginning of year	236,941	188,659	141,805

Cash, end of year	$285,615	$236,941	$188,659

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands, except share and per share data	Comprehensive Income (Loss)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008		66,174,767	$662	$328,587	(18,267,410)	$(276,421)	$653,083	$(60,540)	$645,371
Cash dividends ($0.04 dividend per share)							(1,917)		(1,917)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax				(2,500)	451,038	6,938			4,438
Stock-based Compensation				3,620					3,620
Net income	$115,055						115,055		115,055
Translation adjustment	32,040							32,040	32,040
Unrealized (loss) on foreign exchange contracts, net of $55 tax	(96)							(96)	(96)
Unrealized (loss) on interest rate swap contracts, net of $25 tax	(38)							(38)	(38)
Change in pension and post retirement benefit plans, net of $2,583 tax	(1,912)							(1,912)	(1,912)

Stock Repurchase					(669,700)	(19,654)			(19,654)
Total comprehensive income	$145,049

Balance, December 31, 2009		66,174,767	$662	$329,707	(18,486,072)	$(289,137)	$766,221	$(30,546)	$776,907
Cash dividends ($0.04 dividend per share)							(1,914)		(1,914)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax				(1,611)	471,950	7,437			5,826
Stock-based Compensation				11,765					11,765
Net income	$123,099						123,099		123,099
Translation adjustment	(2,633)							(2,633)	(2,633)
Unrealized (loss) on foreign exchange contracts, net of $30 tax	(52)							(52)	(52)
Unrealized (loss) on interest rate swap contracts, net of $980 tax	(1,495)							(1,495)	(1,495)
Change in pension and post retirement benefit plans, net of $1,807 tax	(3,351)							(3,351)	(3,351)

Stock Repurchase					(206,560)	(8,381)			(8,381)
Total comprehensive income	$115,568

Balance, December 31, 2010		66,174,767	$662	$339,861	(18,220,682)	$(290,081)	$887,406	$(38,077)	$899,771
Cash dividends ($0.08 dividend per share)							(3,849)		(3,849)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax				2,407	430,875	6,907			9,314
Stock-based Compensation				18,646					18,646
Net income	$170,149						170,149		170,149
Translation adjustment	(12,714)							(12,714)	(12,714)
Unrealized gain on foreign exchange contracts, net of $70 tax	122							122	122
Unrealized gain on interest rate swap contracts, net of $434 tax	662							662	662
Change in pension and post retirement benefit plans, net of $5,530 tax	(10,890)							(10,890)	(10,890)

Stock Repurchase					(438,600)	(26,022)			(26,022)
Total comprehensive income	$147,329

Balance, December 31, 2011		66,174,767	$662	$360,914	(18,228,407)	$(309,196)	$1,053,706	$(60,897)	$1,045,189

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 18 countries. In 2011, about 47% of the Company’s revenues came from customers outside the U.S.

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

Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $8.4 million and $7.5 million as of December 31, 2011 and 2010, respectively.

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

Intangible Assets Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present. The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed, and also tests for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Periodically, Management of the Company assesses whether or not an indicator of impairment is present that would necessitate an impairment analysis be performed.

In September 2011, the FASB issued Accounting Standards Updated (“ASU”) 2011-08 which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We adopted ASU 2011-08 for our 2011 annual goodwill impairment test.

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Wabtec specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

If our qualitative assessment concludes that it is probable that we have an impairment, the Company then performs a quantitative assessment. In the first step of the quantitative assessment, our assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units.

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

Warranty Costs Warranty costs are accrued based on Management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $19.9 million, $22.8 million and $20.4 million for 2011, 2010 and 2009, respectively. Accrued warranty was $50.6 million and $35.5 million at December 31, 2011 and 2010, respectively.

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

Financial Derivatives and Hedging Activities The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At December 31, 2011, the Company had no forward contracts.

At December 31, 2010, the Company had forward contracts for the sale of South African Rand (ZAR) and the purchase of U.S. Dollars (USD). The Company concluded that these foreign currency forward contracts qualify for cash flow hedge accounting which permits the recording of the fair value of the forward contract and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2010, the Company had forward contracts with a notional value of 24.7million ZAR (or $3.4 million U.S.) with an average exchange rate of 7.19 ZAR per $1 USD, resulting in the recording of a current liability of $192,000 and a corresponding offset in accumulated other comprehensive income of $122,000, net of tax.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swap agreements which effectively converted a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contract. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that the interest rate swap agreements qualify for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreement and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. As of December 31, 2011, the Company had interest rate swap agreements with a notional value of $107.0 million and which effectively changed the Company’s interest rate on bank debt at December 31, 2011 from a variable rate to a fixed rate of 2.19%. The interest rate swap agreements mature on December 31, 2012. As of December 31, 2011, the Company recorded a current liability of $1.4 million and a corresponding offset in accumulated other comprehensive loss of $0.9 million, net of tax.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other (expense) income, net were $2.0 million, $1.0 million and $1.3 million for 2011, 2010 and 2009, respectively.

Noncontrolling Interests In accordance with ASC 810, the Company has classified noncontrolling interests as equity on our condensed consolidated balance sheets as of December 31, 2011 and 2010. Net income attributable to noncontrolling interests for the years ended December 31, 2011, 2010 and 2009 was not material.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $15.4 million and $11.9 million at December 31, 2011 and 2010, respectively.

Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2011, 2010 and 2009.

Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.

Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2011, 2010 and 2009, the Company incurred costs of approximately $37.2 million, $40.2 million and $42.4 million, respectively.

Employees As of December 31, 2011, approximately 25% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective from 2012 through 2014. Agreements expiring in 2012 cover approximately 17% of the Company’s workforce.

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

The Company made the following acquisitions operating as a business unit or component of a business unit in the Freight Group:

•

On November 3, 2011, the Company acquired Bearward Engineering (“Bearward”), a UK-based manufacturer of cooling systems and related equipment for power generation and other industrial markets, for a net purchase price of approximately $43.6 million, net of cash, resulting in preliminary additional goodwill of $22.2 million, none of which will be deductible for tax purposes.

•

On August 20, 2010, the Company acquired Bach-Simpson Corporation (“Bach-Simpson”), a designer and manufacturer of electronic instrumentation devices for rail and transit markets, for a net purchase price of approximately $12.0 million, resulting in additional goodwill of $3.4 million, of which $2.6 million will be deductible for tax purposes.

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

For the Bearward acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the Bach-Simpson, G&B, and Xorail acquisitions, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the acquisition.

	Bearward	Bach-Simpson	G&B	Xorail
In thousands	November 3, 2011	August 20, 2010	July 28, 2010	March 12, 2010
Current assets	$15,346	$3,800	$7,957	$11,147
Property, plant & equipment	4,520	213	5,430	2,905
Goodwill and other intangible assets	42,148	8,559	30,738	35,545
Other assets	16	—	26	133

Total assets acquired	62,030	12,572	44,151	49,730
Total liabilities assumed	(18,404)	(574)	(12,309)	(9,787)

Net assets acquired	$43,626	$11,998	$31,842	$39,943

The Company made the following acquisitions operating as a business unit or component of a business unit in the Transit Group:

•

On November 18, 2011, the Company acquired Fulmer Company (“Fulmer”), a leading manufacturer of motor components for rail, power generation and other industrial markets, for a net purchase price of $13.6 million, resulting in preliminary additional goodwill of $1.0 million, which will be deductible for tax purposes.

•

On June 29, 2011, the Company acquired an aftermarket transit parts business (“ATP”) from GE Transportation, a parts supply business for propulsion and control systems for the passenger transit car aftermarket in North America for a net purchase price of $21.1 million, resulting in no additional goodwill, on a preliminary basis.

•

On February 25, 2011, the Company acquired Brush Traction Group (“Brush”), a UK-based provider of locomotive overhauls, services and aftermarket components for a net purchase price of approximately $30.7 million, resulting in additional goodwill of $20.5 million, on a preliminary basis, which will be deductible for tax purposes.

•

On November 5, 2010, the Company acquired substantially all of the assets of Swiger Coil Systems (“Swiger”), a manufacturer of traction motors and electric coils for the rail and power generation markets for a net purchase price of approximately $43.0 million, resulting in additional goodwill of $18.6 million, of which all will be deductible for tax purposes.

For the Fulmer, ATP and Brush Traction acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the Swiger acquisition, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the acquisition.

	Fulmer	ATP	Brush Traction	Swiger
In thousands	November 18, 2011	June 29, 2011	February 28, 2011	November 5, 2010
Current assets	$4,203	$—	$19,558	$9,650
Property, plant & equipment	1,500	—	8,862	2,705
Goodwill and other intangible assets	8,545	21,100	30,816	33,411
Other assets	—	—	—	—

Total assets acquired	14,248	21,100	59,236	45,766
Total liabilities assumed	(657)	—	(28,559)	(2,759)

Net assets acquired	$13,591	$21,100	$30,677	$43,007

The 2011 acquisitions listed above include escrow deposits of $6.7 million, which may be released to the Company for indemnity and other claims in accordance with the purchase and escrow agreements.

Of the preliminary allocation of $7.5 million of acquired intangible assets for Fulmer, exclusive of goodwill, $5.7 million was assigned to customer relationships, $676,000 was assigned to trade names, $908,000 was assigned to non-compete agreements and $244,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 20 years and the non-compete agreements average useful life is two years.

Of the preliminary allocation of $19.9 million of acquired intangible assets for Bearward, exclusive of goodwill, $12.3 million was assigned to customer relationships, $6.0 million was assigned to trade names, $1.2 million was assigned to non-compete agreements and $367,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 20 years and the non-compete agreements average useful life is two years.

Of the preliminary allocation of $21.1 million of acquired intangible assets for ATP, $17.3 million was assigned to customer relationships, $2.1 million was assigned to a license agreement and $1.7 million was customer backlog. The customer relationships, as well the license agreement, have an average useful life of 20 years.

Of the preliminary allocation of $10.3 million of acquired intangible assets for Brush Traction, exclusive of goodwill, $2.7 million was assigned to customer relationships, $5.6 million was assigned to trade names and $2.0 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 10 years.

Of the allocation of $14.8 million of acquired intangible assets for Swiger, exclusive of goodwill, $6.2 million was assigned to customer relationships, $5.1 million was assigned to trade names, $2.4 million was assigned to long-term contracts, $560,000 was assigned to non-compete agreements and $510,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years, the long term contracts average useful life is four years and the non-compete agreements average useful life is two years.

Of the allocation of $5.1 million of acquired intangible assets for Bach-Simpson, exclusive of goodwill, $2.9 million was assigned to customer relationships, $486,000 was assigned to long-term contracts, $914,000 was assigned to trade names and $752,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years and the long term contracts average useful life is two years.

Of the allocation of $15.9 million of acquired intangible assets for G&B, exclusive of goodwill, $12.3 million was assigned to customer relationships, $2.8 million was assigned to trade names and $850,000 was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 15 years.

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

The following unaudited pro forma financial information presents income statement results as if the acquisition of Xorail, G&B, Bach-Simpson, Swiger, Brush Traction, ATP, Bearward, and Fulmer had occurred January 1, 2010:

	For the year ended December 31,
In thousands, except per share	2011	2010
Net sales	$2,059,009	$1,710,560
Gross profit	593,510	507,040
Net income attributable to Wabtec shareholders	178,575	142,284
Diluted earnings per share
As reported	$3.51	$2.56
Pro forma	$3.68	$2.96

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the year ended December 31,
In thousands	2011	2010	2009
Interest paid during the year	$16,505	$16,814	$17,693
Income taxes paid during the year, net of amount refunded	68,053	46,106	35,766
Business acquisitions:
Fair value of assets acquired	$160,862	$166,048	$111,583
Liabilities assumed	47,620	26,280	13,760

Cash paid	113,242	139,768	97,823
Less cash acquired	4,248	1,570	1,540

Net cash paid	$108,994	$138,198	$96,283

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through December 31, 2011 purchases have totaled $26.0 million, leaving $124.0 million under the authorization. The new share repurchase authorization supersedes the previous authorization of $150 million of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conform to the requirements under the 2011 Refinancing Credit Agreement, 2008 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first quarter of 2011, no shares were repurchased. During the second quarter of 2011, the Company repurchased 95,000 shares at an average price of $65.14 per share. During the third quarter of 2011, the Company repurchased 308,600 shares at an average price of $57.08 per share. During the fourth quarter of 2011, the Company repurchased 35,000 shares at an average price of $63.41 per share. All purchases were on the open market.

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

5.	INVENTORIES

The components of inventory, net of reserves, were:

	December 31,
In thousands	2011	2010
Raw materials	$154,885	$108,768
Work-in-process	110,179	81,254
Finished goods	83,110	63,469

Total inventories	$348,174	$253,491

6.	PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

	December 31,
In thousands	2011	2010
Machinery and equipment	$374,942	$347,389
Buildings and improvements	120,200	116,888
Land and improvements	14,396	10,323
Locomotive leased fleet	3,575	3,423

PP&E	513,113	478,023
Less: accumulated depreciation	(291,091)	(271,798)

Total	$222,022	$206,225

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Buildings and improvements	20 to 40
Machinery and equipment	3 to 15
Locomotive leased fleet	4 to 15

Depreciation expense was $29.9 million, $28.4 million, and $25.7 million for 2011, 2010 and 2009, respectively.

7.	INTANGIBLES

Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Goodwill and indefinite lived intangible assets are reviewed annually during the fourth quarter for impairment (See Note 2 “Summary of Significant Accounting Policies” included herein). Goodwill and indefinite live intangible assets were not impaired at December 31, 2011 and 2010.

Goodwill was $587.5 million and $545.8 million at December 31, 2011 and 2010, respectively. The change in the carrying amount of goodwill by segment for the year ended December 31, 2011 is as follows:

In thousands	Freight Group	Transit Group	Total
Balance at December 31, 2010	$364,604	$181,228	$545,832
Adjustment to preliminary purchase price allocation of acquisitions	2,199	238	2,437
Acquisition	21,556	21,570	43,126
Foreign currency impact	(138)	(3,726)	(3,864)

Balance at December 31, 2011	$388,221	$199,310	$587,531

As of December 31, 2011 and 2010, the Company’s trademarks had a net carrying amount of $114.6 million and $103.5 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2011	2010
Patents, non-compete, and other intangibles, net of accumulated amortization of $32,316 and $29,612	$14,849	$14,363
Customer relationships, net of accumulated amortization of $21,295 and $13,614	127,960	99,039

Total	$142,809	$113,402

The weighted average useful lives of patents, customer relationships and intellectual property were five years, 16 years and 17 years respectively. Amortization expense for intangible assets was $15.0 million, $10.2 million, and $9.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2011	$13,235
2012	$11,565
2013	$11,008
2014	$10,509
2015	$10,344

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In thousands	2011	2010
6.875% senior notes, due 2013	$150,000	$150,000
Term Loan Facility	—	137,500
Revolving Credit Facility	245,000	134,000
Capital Leases	873	575

Total	395,873	422,075
Less—current portion	68	40,068

Long-term portion	$395,805	$382,007

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the company with a $600 million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016. The 2011 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At December 31, 2011, the Company had available bank borrowing capacity, net of $48.9 million of letters of credit, of approximately $306.1 million, subject to certain financial covenant restrictions.

Under the 2011 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points plus a margin that ranges from 0 to 75 basis points. The Alternate Rate is based on quoted LIBOR rates plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 25 basis points and the Alternate Rate margin is 125 basis points.

At December 31, 2011 the weighted average interest rate on the Company’s variable rate debt was 1.53%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swap agreements which effectively convert a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contracts. On December 31, 2011, the notional value of the interest rate swaps outstanding was $107.0 million and effectively changed the Company’s interest rate on bank debt at December 31, 2011 from a variable rate to a fixed rate of 2.19%. The interest rate swap agreements mature on December 31, 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement will be to convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415%. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

2008 Refinancing Credit Agreement

On November 4, 2008, the Company had refinanced its existing unsecured revolving credit agreement with a consortium of commercial banks. This “2008 Refinancing Credit Agreement” provided the company with a $300 million five-year revolving credit facility and a $200 million five-year term loan facility. The Company incurred $2.9 million of deferred financing cost related to the 2008 Refinancing Credit Agreement. Both facilities were set to expire in January 2013.

Under the 2008 Refinancing Credit Agreement, the Company may have elected a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusted on a daily basis and is the greater of the PNC, N.A. prime rate, 30-day LIBOR plus 150 basis points or the Federal Funds Effective Rate plus 0.5% per annum, plus a margin that ranges from 25 to 50 basis points. The Alternate rate was based on quoted LIBOR rates plus a margin that ranges from 125 to 200 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios.

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

Debt and Capital Leases

Scheduled principal repayments of debt and capital lease balances as of December 31, 2011 are as follows:

2012	$68
2013	150,637
2014	30
2015	30
2016	245,030
Future years	78

Total	$395,873

9.	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German, and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee. The Company uses a December 31 measurement date for the plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

Obligations and Funded Status

	U.S.		International
In thousands	2011	2010	2011	2010
Change in projected benefit obligation
Obligation at beginning of year	$(47,623)	$(47,027)	$(141,151)	$(128,997)
Service cost	(309)	(267)	(3,204)	(2,915)
Interest cost	(2,428)	(2,488)	(7,575)	(7,531)
Employee contributions	—	—	(443)	(459)
Plan curtailments and amendments	—	—	1,025	(1,124)
Benefits paid	3,585	3,709	8,913	9,864
Expenses and premiums paid	—	—	651	586
Actuarial loss	(5,576)	(1,550)	(5,377)	(9,318)
Effect of currency rate changes	—	—	2,520	(1,257)

Obligation at end of year	$(52,351)	$(47,623)	$(144,641)	$(141,151)

Change in plan assets
Fair value of plan assets at beginning of year	$39,738	$34,872	$125,568	$112,602
Actual return on plan assets	1,105	3,724	673	12,201
Employer contributions	2,693	4,851	16,777	8,364
Employee contributions	—	—	443	459
Benefits paid	(3,585)	(3,709)	(8,913)	(9,864)
Expenses and premiums paid	—	—	(651)	(586)
Effect of currency rate changes	—	—	(2,570)	2,392

Fair value of plan assets at end of year	$39,951	$39,738	$131,327	$125,568

Funded status
Fair value of plan assets	$39,951	$39,738	$131,327	$125,568
Benefit obligations	(52,351)	(47,623)	(144,641)	(141,151)

Funded Status	$(12,400)	$(7,885)	$(13,314)	$(15,583)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—	$2,582	$3,514
Current liabilities	—	—	(46)	(370)
Noncurrent liabilities	(12,400)	(7,885)	(15,850)	(18,727)

Net amount recognized	$(12,400)	$(7,885)	$(13,314)	$(15,583)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$(924)	$(1,086)
Prior service costs	(160)	(222)	(539)	(1,076)
Net actuarial loss	(33,983)	(28,683)	(37,244)	(28,263)

Net amount recognized	$(34,143)	$(28,905)	$(38,707)	$(30,425)

The aggregate accumulated benefit obligation for the U.S. pension plans was $51.7 million and $47.2 million as of December 31, 2011 and 2010, respectively. The aggregate accumulated benefit obligation for the international pension plans was $133.9 million and $131.2 million as of December 31, 2011 and 2010, respectively.

	U.S.		International
In thousands	2011	2010	2011	2010
Information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$(52,351)	$(47,623)	$(101,228)	$(73,387)
Accumulated benefit obligation	(51,735)	(47,217)	(94,505)	(67,298)
Fair value of plan assets	39,951	39,738	86,199	54,865
Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$(52,351)	$(47,623)	$(110,860)	$(82,368)
Fair value of plan assets	39,951	39,738	94,965	63,271

Components of Net Periodic Benefit Costs

	U.S.			International
In thousands	2011	2010	2009	2011	2010	2009
Service cost	$309	$267	$282	$3,204	$2,915	$2,775
Interest cost	2,428	2,488	2,745	7,575	7,531	6,864
Expected return on plan assets	(3,331)	(3,205)	(3,269)	(8,477)	(7,807)	(6,311)
Amortization of initial net obligation and prior service cost	62	62	62	380	380	467
Amortization of net loss	2,502	1,590	1,392	1,665	1,524	1,418
Curtailment loss recognized	—	—	—	312	1,261	1,528
Settlement loss recognized	—	—	—	712	1,030	2,311

Net periodic benefit cost	$1,970	$1,202	$1,212	$5,371	$6,834	$9,052

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2011 are as follows:

In thousands	U.S.	International
Net loss arising during the year	$(7,802)	$(12,155)
Effect of exchange rates	—	805
Amortization, settlement, or curtailment recognition of net transition obligation	—	164
Amortization or curtailment recognition of prior service cost	62	527
Amortization or settlement recognition of net loss	2,502	2,377

Total recognized in other comprehensive income (loss)	$(5,238)	$(8,282)

Total recognized in net periodic benefit cost and other comprehensive loss	$(7,208)	$(13,653)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International
	2011	2010	2009	2011	2010	2009
Discount rate	4.30%	5.20%	5.75%	4.96%	5.43%	6.11%
Expected return on plan assets	8.00%	8.00%	8.00%	6.72%	6.94%	7.34%
Rate of compensation increase	3.00%	3.00%	3.00%	3.21%	3.17%	3.28%

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

As of December 31, 2011 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2012.

In thousands	U.S.	International
Net transition obligation	$—	$159
Prior service cost	62	157
Net actuarial loss	3,165	2,353

	$3,227	$2,669

Pension Plan Assets

The Company has established formal investment policies for the assets associated with our pension plans. Objectives include maximizing long-term return at acceptable risk levels and diversifying among asset classes. Asset allocation targets are based on periodic asset liability study results which help determine the appropriate investment strategies. The investment policies permit variances from the targets within certain parameters. The composition plan assets consist primarily of equity security funds, debt security funds, and temporary cash and cash equivalent investments. The assets held in these funds are generally passively managed and are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy (See Note 17 “Fair Value Measurement” included herein). Plan assets by asset category at December 31, 2011 and 2010 are as follows:

	U.S.		International
In thousands	2011	2010	2011	2010
Pension Plan Assets
Equity security funds	$19,669	$24,282	$76,679	$74,501
Debt security funds and other	19,650	14,947	53,396	47,575
Cash and cash equivalents	632	509	1,252	3,492

Fair value of plan assets	$39,951	$39,738	$131,327	$125,568

The U.S. pension plan has a target asset allocation of 50% equity securities and 50% debt securities. The international pension plans have target asset allocations of 60% equity securities and 40% debt securities. Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Rebalancing of the asset allocation occurs on a quarterly basis.

Cash Flows

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $1.7 million to the U.S. plans and $5.4 million to the international plans during 2012.

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2012	$3,562	$7,219
2013	3,585	6,951
2014	3,610	7,146
2015	3,647	7,478
2016	3,577	6,970
2017 through 2021	18,044	37,049

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

Obligations and Funded Status

	U.S.		International
In thousands	2011	2010	2011	2010
Change in projected benefit obligation
Obligation at beginning of year	$(31,614)	$(29,060)	$(4,349)	$(4,827)
Service cost	(31)	(45)	(56)	(60)
Interest cost	(1,610)	(1,599)	(231)	(300)
Plan amendments	—	2,074	—	71
Plan curtailments	—	—	—	164
Benefits paid	1,614	1,590	303	332
Actuarial (loss) gain	(1,823)	(4,574)	241	498
Effect of currency rate changes	—	—	89	(227)

Obligation at end of year	$(33,464)	$(31,614)	$(4,003)	$(4,349)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	1,614	1,590	303	332
Benefits paid	(1,614)	(1,590)	(303)	(332)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status
Fair value of plan assets	$—	$—	$—	$—
Benefit obligations	(33,464)	(31,614)	(4,003)	(4,349)

Funded status	$(33,464)	$(31,614)	$(4,003)	$(4,349)

	U.S.		International
In thousands	2011	2010	2011	2010
Amounts recognized in the statement of financial position consist of:
Current liabilities	$(1,555)	$(1,712)	$(325)	$(355)
Noncurrent liabilities	(31,909)	(29,902)	(3,678)	(3,994)

Net amount recognized	$(33,464)	$(31,614)	$(4,003)	$(4,349)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$—	$—
Prior service credit	15,271	17,933	495	748
Net actuarial (loss) gain	(31,380)	(31,319)	1,049	973

Net amount recognized	$(16,109)	$(13,386)	$1,544	$1,721

Components of Net Periodic Benefit Cost

	U.S.			International
In thousands	2011	2010	2009	2011	2010	2009
Service cost	$31	$45	$84	$56	$60	$44
Interest cost	1,610	1,599	1,719	231	300	240
Amortization of initial net obligation and prior service credit	(2,661)	(2,563)	(2,515)	(243)	(225)	(188)
Amortization of net loss (gain)	1,761	1,378	1,246	(142)	(50)	(62)
Curtailment gain recognized	—	—	(1,330)	—	—	—

Net periodic benefit (credit) cost	$741	$459	$(796)	$(98)	$85	$34

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2011 are as follows:

In thousands	U.S.	International
Net (loss) gain arising during the year	$(1,823)	$241
Effect of exchange rates	—	(33)
Amortization or curtailment recognition of prior service cost	(2,661)	(243)
Amortization or settlement recognition of net loss (gain)	1,761	(142)

Total recognized in other comprehensive (loss) income	$(2,723)	$(177)

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(3,464)	$(79)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds.

	U.S.			International
	2011	2010	2009	2011	2010	2009
Discount rate	4.30%	5.20%	5.75%	5.15%	5.50%	6.40%

As of December 31, 2011 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2012.

In thousands	U.S.	International
Prior service credit	$(2,601)	$(236)
Net actuarial loss (gain)	1,797	(89)

	$(804)	$(325)

The assumed health care cost trend rate for the U.S. plans grades from an initial rate of 7.4% to an ultimate rate of 4.5% by 2027 and for international plans from 8.2% to 4.5% by 2030. A 1% increase in the assumed health care cost trend rate will increase the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $206,000 and $29,000, respectively, for 2012, and increase the accumulated postretirement benefit obligation by approximately $4.23 million and $269,000, respectively. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $175,000 and $24,000, respectively, for 2012, and decrease the accumulated postretirement benefit obligation by approximately $3.6 million and $233,000, respectively.

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2012	$1,556	$324
2013	1,584	323
2014	1,649	326
2015	1,717	323
2016	1,821	324
2017 through 2021	10,297	1,694

Defined Contribution Plans

The Company also participates in certain defined contribution plans and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended December 31,
In thousands	2011	2010	2009
Multi-employer pension and health & welfare plans	$1,574	$1,130	$1,233
401(k) savings and other defined contribution plans	11,045	9,567	8,443

Total	$12,619	$10,697	$9,676

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2011 and 2010, the plan held on behalf of its participants about 403,400 shares with a market value of $28.2 million, and 433,300 shares with a market value of $22.9 million, respectively.

Additionally, the Company has stock option based benefit and other plans further described in Note 12.

The Company contributes to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company ceases to have an obligation to contribute to the multiemployer plan in which it had been a contributing employer, it may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of the Company’s participation in the plan prior to the cessation of its obligation to contribute. The amount that an employer that has ceased to have an obligation to contribute to a multiemployer plan is required to pay to the plan is referred to as a withdrawal liability.

The Company’s participation in multiemployer plans for the year ended December 31, 2011 is outlined in the table below. For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

		Pension Protection Act Zone Status (b)		FIP / RP Status Pending / Implemented (c)	Contributions by the Company				Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN / PN (a)	2010	2009		2011	2010	2009	Surcharge Imposed (d)
Idaho Operating Engineers– Employers Pension Trust Fund	EIN # 91- 6075538 Plan #001	Green	Green	No	$1,269(1)	$883(1)	$990(1)	No	6/30/2012
Automobile Mechanics’ Local No 701 Union and Industry Pension Plan	EIN #36-6042061 Plan #001	Yellow	Green	Yes (2)	$298	$245	$233	No	12/1/2014

Other Plans					$7	$2	$10

Total Contributions					$1,574	$1,130	$1,233

(1)	The Company’s contribution represents more than 5% of the total contributions to the plan.
(2)	Adopted a Funding Improvement Plan on August 26, 2010 reducing the accrual rate from $80 to $60 for service accruing on or after January 1, 2011. New contracts will require a minimum of $15/week increase in the contribution rate during each year of the agreement.

(a)	The “EIN / PN” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.
(b)	The most recent Pension Protection Act Zone Status available for 2010 and 2009 is for plan years that ended in 2010 and 2009, respectively. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.
(c)	The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2011.
(d)	The “Surcharge Imposed” column indicates whether the Company’s contribution rate for 2011 included an amount in addition the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

10.	INCOME TAXES

The Company is responsible for filing consolidated U.S., foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities. The components of the income from operations before provision for income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended December 31,
In thousands	2011	2010	2009
Domestic	$161,108	$113,430	$105,122
Foreign	94,206	73,397	58,237

Income from operations	$255,314	$186,827	$163,359

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $303.0 million at December 31, 2011. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $3.2 million would be payable upon remittance of all previously unremitted earnings at December 31, 2011.

The consolidated provision for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2011	2010	2009
Current taxes
Federal	$57,272	$24,570	$19,174
State	12,203	3,671	3,625
Foreign	32,285	19,239	18,114

	$101,760	$47,480	$40,913
Deferred taxes
Federal	(10,591)	11,205	6,426
State	(2,326)	1,163	1,485
Foreign	(3,678)	3,880	(520)

	(16,595)	16,248	7,391

Total provision	$85,165	$63,728	$48,304

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2011	2010	2009
U. S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.3	2.0	2.2
Tax reserves	(0.5)	0.2	(5.1)
Foreign	(2.0)	(1.9)	(1.4)
Research and development credit	(0.9)	(1.0)	(0.9)
Other, net	(0.5)	(0.2)	(0.2)

Effective rate	33.4%	34.1%	29.6%

The effective income tax rate for 2011 included a net tax benefit of approximately $1.9 million which is due primarily to the settlement of examinations in various tax jurisdictions.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes. These deferred income taxes will be recognized as future tax benefits or costs when the temporary differences reverse.

Components of deferred tax assets and liabilities were as follows:

	December 31,
In thousands	2011	2010
Deferred income tax assets:
Accrued expenses and reserves	$30,602	$10,035
Warranty reserve	13,144	11,832
Deferred comp/employee benefits	11,504	7,754
Pension and postretirement obligations	23,760	19,137
Inventory	9,518	7,461
State net operating loss	3,011	3,022
Tax credit carry forwards	4,635	4,795

Gross deferred income tax assets	96,174	64,036
Valuation allowance	—	(2,471)

Total deferred income tax assets	96,174	61,565
Deferred income tax liabilities:
Property, plant & equipment	23,018	21,090
Intangibles	87,784	70,937
Other	2,010	3,124

Total deferred income tax liabilities	112,812	95,151

Net deferred income tax liability	$(16,638)	$(33,586)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2011, a $2.5 million valuation allowance for foreign tax credit carryforwards was released because the related foreign withholding taxes have been claimed as U.S. tax deductions rather than carried forward as a deferred tax asset.

Federal Research and Development credits of approximately $1.5 million have been fully utilized in 2011. Other state and foreign tax credit carryforwards of approximately $4.6 million are set to expire in various periods from 2013 to 2028. State net operating loss carryforwards in the amount of $64.5 million are set to expire in various periods from 2013 to 2032.

As of December 31, 2011, the liability for income taxes associated with uncertain tax positions was $8.2 million, of which $2.1 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2010, the liability for income taxes associated with uncertain tax positions was $10.0 million, of which $3.1 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the liability for income taxes associated with uncertain tax positions follows:

In thousands	2011	2010	2009
Gross liability for uncertain tax positions at beginning of year	$9,974	$9,981	$17,102
Gross increases—uncertain tax positions in prior periods	859	2,117	655
Gross decreases—uncertain tax positions in prior periods	—	(1,564)	(562)
Gross increases—current period uncertain tax positions	375	313	1,661
Gross decreases—audit settlements during year	(1,889)	(751)	(8,753)
Gross decreases—expiration of audit statute of limitations	(1,115)	(122)	(122)

Gross liability for uncertain tax positions at end of year	$8,204	$9,974	$9,981

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, the total interest and penalties accrued was approximately $2.8 million and $1.5 million, respectively. As of December 31, 2010, the total interest and penalties accrued was approximately $3.1 million and $1.7 million, respectively.

The Internal Revenue Service is currently auditing the 2009 and 2010 tax years. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2008.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $1.8 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

11.	EARNINGS PER SHARE

The computation of earnings per share from operations is as follows:

	For the Year Ended December 31,
In thousands, except per share	2011	2010	2009
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$170,149	$123,099	$115,055
Less: dividends declared—common shares and non-vested restricted stock	(3,849)	(1,914)	(1,917)

Undistributed earnings	166,300	121,185	113,138
Percentage allocated to common shareholders (1)	99.5%	99.5%	99.5%

	165,469	120,579	112,572
Add: dividends declared—common shares	3,830	1,905	1,908

Numerator for basic and diluted earnings per common share	$169,299	$122,484	$114,480

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,820	47,597	47,499
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	509	408	478

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,329	48,005	47,977

Net income per common share attributable to Wabtec shareholders
Basic	$3.54	$2.57	$2.41
Diluted	$3.51	$2.56	$2.39
(1) Basic weighted-average common shares outstanding	47,820	47,597	47,499
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	48,063	47,828	47,724
Percentage allocated to common shareholders	99.5%	99.5%	99.5%

Options to purchase approximately 25,000, 15,000, and 79,200 shares of Common Stock were outstanding in 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

12.	STOCK-BASED COMPENSATION PLANS

As of December 31, 2011, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan

(the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the 2000 Plan). The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (Directors Plan). As of December 31, 2011, the number of shares available for future grants under the 2000 Plan was 453,322 shares. No awards may be made under the 2000 Plan or the Directors Plan subsequent to October 31, 2016. The 2011 Plan has a 10 year term through March 27, 2021 and provides a maximum of 1,900,000 shares for grants or awards.

Stock-based compensation expense was $18.6 million, $11.8 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company recognized associated tax benefits related to the stock-based compensation plans of $5.1 million, $3.0 million and $1.6 million for the respective periods. Included in the stock-based compensation expense for 2011 above is $2.7 million of expense related to stock options, $4.4 million related to non-vested restricted stock, $10.6 million related to incentive stock awards and $900,000 related to awards issued for Directors’ fees. At December 31, 2011, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock awards expected to vest totaled $20.9 million and will be recognized over a weighted average period of 1.3 years.

Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four year vesting period and expire 10 years from the date of grant.

The Directors Plan, as amended, authorizes a total of 500,000 shares of Common Stock to be issued. Generally, options issued under the plan become exercisable over a three-year vesting period and expire ten years from the date of grant and restricted stock issued under the plan vests one year from the date of grant. In addition, as compensation for directors’ fees, a total of 13,500 shares have been awarded to non-employee directors for the year ended December 31, 2009. As compensation for directors’ fees for the years ended December 31, 2011 and 2010, the Company issued a total of 11,636 and 18,302 shares of restricted stock to non-employee directors. The total number of shares issued under the plan as of December 31, 2011 was 391,938 shares.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and Directors Plan for the years ended December 31:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2008	1,054,244	$20.16	5.5	$20,655
Granted	313,000	30.23		3,320
Exercised	(199,879)	13.57		(5,450)
Canceled	(48,112)	26.16		(706)

Outstanding at December 31, 2009	1,119,253	$23.89	6.1	$16,136
Granted	120,125	38.21		1,764
Exercised	(232,289)	14.02		(9,030)
Canceled	(8,700)	33.30		(170)

Outstanding at December 31, 2010	998,389	$27.83	6.2	$25,018
Granted	126,446	58.05		1,505
Exercised	(252,860)	19.38		(12,788)
Canceled	(9,583)	27.91		(403)

Outstanding at December 31, 2011	862,392	$34.74	6.5	$30,362

Exercisable at December 31, 2011	456,871	$28.94	5.9	$18,737

Options outstanding at December 31, 2011 were as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Currently Exercisable	Weighted Average Exercise Price of Options Currently Exercisable
Under $13.00	56,449	$11.10	1.0	56,449	$11.10
13.00 – 20.00	45,500	16.88	2.8	45,500	16.88
20.00 – 25.00	10,667	21.15	3.0	10,667	21.15
25.00 – 30.00	265,750	28.95	6.8	137,250	28.90
Over 30.00	484,026	42.66	7.5	207,005	36.88

	862,392	$34.74		456,871	$28.94

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2011	2010	2009
Dividend yield	.08%	.10%	.13%
Risk-free interest rate	3.0%	3.2%	2.1%
Stock price volatility	45.6	46.1	43.1
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the year	$23.20	$15.69	$11.30

The dividend yield is based on the Company’s dividend rate and the current market price of the underlying common stock at the date of grant. Expected life in years is determined from historical stock option exercise data. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the 7 year U.S. Treasury bond rates for the expected life of the option.

Restricted Stock and Incentive Stock Beginning in 2006 the Company adopted a restricted stock program. As provided for under the 2011 and 2000 Plans, eligible employees are granted restricted stock that generally vests over four years from the date of grant. Under the Directors Plan, restricted stock awards vest one year from the date of grant.

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three-year performance goals. The incentive stock awards included in the table below represent the number of shares that may vest if the performance targets are met. As of December 31, 2011, based on the Company’s performance, we estimate that these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced and will be recognized over the remaining vesting period.

The following table summarizes the restricted stock activity for the 2011Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the years ended December 31:

	Non-Vested Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	279,792	699,666	$35.12
Granted	89,500	174,000	29.00
Vested	(105,833)	(170,334)	36.39
Canceled	(22,175)	(435,540)	34.70

Outstanding at December 31, 2009	241,284	267,792	$31.65
Granted	160,427	158,492	39.17
Vested	(114,509)	(99,318)	33.36
Canceled	(10,575)	29,361	34.94

Outstanding at December 31, 2010	276,627	356,327	$35.90
Granted	113,582	117,150	28.35
Vested	(112,330)	(67,342)	36.47
Canceled	(3,270)	240,227	46.37

Outstanding at December 31, 2011	274,609	646,362	$44.04

Compensation expense for the non-vested restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

13.	OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were:

	December 31,
In thousands	2011	2010
Foreign currency translation (loss) gain	$(2,447)	$10,267
Unrealized loss on foreign exchange contracts, net of tax of $0 and $70	—	(122)
Unrealized loss on interest rate swap contracts, net of tax of $571 and $1,005	(871)	(1,533)
Pension benefit plans and post retirement benefit plans, net of tax of $(29,836) and $(24,305)	(57,579)	(46,689)

Total accumulated other comprehensive loss	$(60,897)	$(38,077)

14.	OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.

Total net rental expense charged to operations in 2011, 2010, and 2009 was $13.4 million, $9.8 million and $8.5 million respectively. The amounts above are shown net of sublease rentals of $0.3 million, $0.2 million and zero for the years 2011, 2010 and 2009, respectively.

Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

In thousands	Real Estate	Equipment	Total
2012	$11,469	$1,186	$12,655
2013	10,668	895	11,563
2014	9,660	386	10,046
2015	7,936	31	7,967
2016	6,289	3	6,292
2017 and after	24,570	0	24,570

15.	WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended December 31,
In thousands	2011	2010
Balance at beginning of period	$35,513	$29,207
Warranty expense	19,884	22,841
Acquisitions	12,070	215
Warranty payments	(16,827)	(16,750)

Balance at end of period	$50,640	$35,513

16.	PREFERRED STOCK

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2011 and 2010 there was no preferred stock issued or outstanding.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2011, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at December 31, 2011	Fair Value Measurements at December 31, 2011 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	1,442	—	1,442	—

Total	$1,442	$—	$1,442	$—

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2010, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at December 31, 2010	Fair Value Measurements at December 31, 2010 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contracts	$192	$—	$192	$—
Interest rate swap agreements	2,538	—	2,538	—

Total	$2,730	$—	$2,730	$—

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

The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy (See Note 9 “Employee Benefit Plans” included herein).

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

On October 18, 2007, Faiveley Transport Malmo AB (“Faiveley Malmo”) filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. In the international arbitration proceeding, Faiveley Malmo originally alleged $128 million in damages, but later reduced its claim to $91 million in damages. An ICC International Court of Arbitration Arbitral Tribunal heard the case during the first half of 2009 and issued an award dated December 21, 2009. Pursuant to the Award, the Company was required to make a $3.9 million royalty payment to Faiveley Malmo, with respect to Faiveley Malmo’s claims against the Company alleging breach of contract and trade secret violations. On May 14, 2010, Faiveley Transport USA, Inc., Faiveley Transport Nordic AB, Faiveley Transport Amiens S.A.S, and Ellcon National, Inc. filed a complaint against Wabtec Corporation in the U.S. District Court for the Southern District of New York. That complaint was amended on June 8, 2010. The claims in the amended complaint include misappropriation of trade secrets, unfair competition, tortious interference with prospective business relations, tortious interference with prospective economic advantage, and unjust enrichment. On April 13, 2011, a judge issued an order, without an opinion, that granted the plaintiffs’ motion for partial summary judgment on three of their four claims and denied Wabtec’s motion for summary judgment. A jury trial on damages took place from June 20, 2011 to June 28, 2011, and the jury awarded the plaintiffs $18.1 million. On July 29, 2011, after considering post-trial motions on prejudgment interest and on potential adjustments to the jury’s award, the Court entered a final verdict in the amount of $18.1 million, plus interest. The Company appealed the verdict, and this appeal is pending. The Company recorded a charge in the second quarter in the amount of $18.1 million.

The Company and a wholly owned subsidiary, Standard Car Truck Company (“SCTC”), were sued for patent infringement by Amsted Industries Incorporated (“Amsted”) in the U.S. District Court for the Southern

District of Illinois. Amsted did not allege any specific amount of damages. The Company moved to dismiss Amsted’s amended complaint. SCTC answered Amsted’s amended complaint, asserting defenses and counterclaims including non-infringement, patent invalidity, and unreasonable delays in pursuing the claim. SCTC also moved to transfer the case to the U.S. District Court for the Northern District of Illinois. The parties entered into a settlement agreement resolving this matter effective February 17, 2012. The Company does not believe that the settlement will have a material effect on the Company.

The Company is subject to a RCRA Part B Closure Permit (“the Permit”) issued by the Environmental Protection Agency (EPA) and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the MotivePower Inc. (Boise, Idaho) facility. In compliance with the Permit, the Company has completed an accelerated plan for the treatment of contaminated groundwater, and continues onsite and offsite monitoring for hazardous constituents. Reflected in the commitments and contingencies line of the consolidated balance sheet, the Company has accruals of approximately $501,000 at December 31, 2011, the estimated remaining costs for remediation and monitoring. The Company was in compliance with the Permit at December 31, 2011.

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

Young Radiator ceased manufacturing operations at its Racine, Wisconsin facility in the early 1990s. Investigations prior to the acquisition of Young revealed some levels of contamination on the Racine property. The Company has completed a comprehensive site evaluation and implemented a groundwater remediation program under Wisconsin’s voluntary remediation program. Site monitoring is being conducted to demonstrate attainment of Wisconsin’s cleanup requirements. The Company believes the regulating authority is generally in agreement with the selected remediation approach and findings presented to-date.

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

Segment financial information for 2011 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$1,210,059	$757,578	$—	$1,967,637
Intersegment sales/(elimination)	16,703	6,419	(23,122)	—

Total sales	$1,226,762	$763,997	$(23,122)	$1,967,637

Income (loss) from operations	$225,282	$83,760	$(38,341)	$270,701
Interest expense and other	—	—	(15,387)	(15,387)

Income (loss) from operations before income taxes	$225,282	$83,760	$(53,728)	$255,314

Depreciation and amortization	29,216	14,864	769	44,849
Capital expenditures	24,118	11,857	1,996	37,971
Segment assets	1,799,385	1,102,370	(742,802)	2,158,953

Segment financial information for 2010 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$784,504	$722,508	$—	$1,507,012
Intersegment sales/(elimination)	17,740	3,437	(21,177)	—

Total sales	$802,244	$725,945	$(21,177)	$1,507,012

Income (loss) from operations	$122,127	$95,563	$(14,880)	$202,810
Interest expense and other	—	—	(15,983)	(15,983)

Income (loss) from operations before income taxes	$122,127	$95,563	$(30,863)	$186,827

Depreciation and amortization	26,336	11,580	670	38,586
Capital expenditures	11,765	8,016	1,062	20,843
Segment assets	1,543,839	903,879	(644,637)	1,803,081

Segment financial information for 2009 is as follows:

In thousands	Freight Group	Transit Group	Corporate Activities and Elimination	Total
Sales to external customers	$588,399	$813,217	—	$1,401,616
Intersegment sales/(elimination)	26,040	2,442	(28,482)	—

Total sales	$614,439	$815,659	$(28,482)	$1,401,616

Income (loss) from operations	$74,101	$128,795	$(22,864)	$180,032
Interest expense and other	—	—	(16,673)	(16,673)

Income (loss) from operations before income taxes	$74,101	$128,795	$(39,537)	$163,359

Depreciation and amortization	22,128	12,940	451	35,519
Capital expenditures	9,199	7,791	1,298	18,288
Segment assets	1,226,145	929,855	(570,165)	1,585,835

The following geographic area data as of and for the years ended December 31, 2011, 2010 and 2009, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2011	2010	2009	2011	2010	2009
United States	$1,051,372	$815,001	$838,263	$126,837	$125,081	$121,427
United Kingdom	182,653	130,346	139,804	21,046	6,747	6,490
Canada	157,379	172,509	134,811	12,982	16,290	17,203
Australia	106,254	76,168	59,016	5,075	5,373	5,216
Mexico	104,384	45,079	31,515	5,281	5,946	6,778
Brazil	70,786	15,828	4,104	893	709	—
Italy	50,412	41,653	38,989	21,937	19,801	19,798
France	35,199	14,039	14,971	15	8	9
China	20,641	30,052	18,372	6,248	2,925	269
Germany	33,452	29,992	33,478	13,211	14,203	15,242
Other international	155,105	136,345	88,293	8,497	9,142	9,275

Total	$1,967,637	$1,507,012	$1,401,616	$222,022	$206,225	$201,707

Export sales from the Company’s United States operations were $410.6 million, $327.2 million and $241.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Sales by product are as follows:

In thousands	2011	2010	2009
Specialty Products & Electronics	$880,030	$516,595	$359,946
Brake Products	497,968	444,439	466,391
Remanufacturing, Overhaul & Build	331,787	272,527	285,466
Other Transit Products	195,251	220,152	247,485
Other	62,601	53,299	42,328

Total Sales	$1,967,637	$1,507,012	$1,401,616

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	2011		2010
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Foreign exchange contracts	$—	$—	$192	$192
Interest rate swap agreements	1,442	1,442	2,538	2,538
6.875% senior notes	150,000	156,400	150,000	157,500

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

Balance Sheet for December 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$75,621	$14,024	$195,970	—	$285,615
Accounts receivable	186	196,909	149,186	—	346,281
Inventories	—	250,280	97,894	—	348,174
Other current assets	59,990	5,989	9,733	—	75,712

Total current assets	135,797	467,202	452,783	—	1,055,782
Property, plant and equipment, net	3,655	123,182	95,185	—	222,022
Goodwill	7,980	399,419	180,132	—	587,531
Investment in Subsidiaries	2,675,378	183,357	—	(2,858,735)	—
Other intangibles, net	—	174,351	83,004	—	257,355
Other long term assets	(9,946)	5,640	40,569	—	36,263

Total assets	$2,812,864	$1,353,151	$851,673	$(2,858,735)	$2,158,953

Current liabilities	$72,396	$282,671	$186,318	—	$541,385
Intercompany	1,222,650	(1,303,441)	80,791	—	—
Long-term debt	395,000	198	607	—	395,805
Other long term liabilities	75,174	33,790	65,155	—	174,119

Total liabilities	1,765,220	(986,782)	332,871	—	1,111,309
Stockholders’ equity	1,047,644	2,339,933	518,802	(2,858,735)	1,047,644

Total Liabilities and Stockholders’ Equity	$2,812,864	$1,353,151	$851,673	$(2,858,735)	$2,158,953

Balance Sheet for December 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$42,714	$13,226	$181,001	$—	$236,941
Accounts receivable	371	149,015	108,763	—	258,149
Inventories	—	183,607	69,884	—	253,491
Other current assets	41,600	2,700	9,072	—	53,372

Total current assets	84,685	348,548	368,720	—	801,953
Property, plant and equipment, net	2,614	122,467	81,144	—	206,225
Goodwill	7,980	395,902	141,950	—	545,832
Investment in Subsidiaries	2,380,766	161,924	—	(2,542,690)	—
Other intangibles, net	—	155,475	61,438	—	216,913
Other long term assets	(5,279)	(1,928)	39,365	—	32,158

Total assets	$2,470,766	$1,182,388	$692,617	$(2,542,690)	$1,803,081

Current liabilities	$66,722	$174,188	$107,464	$—	$348,374
Intercompany	1,043,791	(1,097,899)	54,108	—	—
Long-term debt	381,500	258	249	—	382,007
Other long term liabilities	75,366	33,570	60,377	—	169,313

Total liabilities	1,567,379	(889,883)	222,198	—	899,694
Stockholders’ equity	903,387	2,072,271	470,419	(2,542,690)	903,387

Total Liabilities and Stockholders’ Equity	$2,470,766	$1,182,388	$692,617	$(2,542,690)	$1,803,081

Income Statement for the Year Ended December 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,382,319	$726,414	$(141,096)	$1,967,637
Cost of sales	(2,332)	(890,532)	(562,659)	58,310	(1,397,213)

Gross profit (loss)	(2,332)	491,787	163,755	(82,786)	570,424
Total operating expenses	(81,491)	(142,766)	(75,466)	—	(299,723)

(Expense) income from operations	(83,823)	349,021	88,289	(82,786)	270,701
Interest (expense) income, net	(22,202)	4,680	2,515	—	(15,007)
Other (expense) income, net	24,247	(1,299)	(23,328)	—	(380)
Equity earnings (loss)	299,719	53,247	—	(352,966)	—

Pretax income (loss)	217,941	405,649	67,476	(435,752)	255,314
Income tax expense	(47,792)	(13,153)	(24,220)	—	(85,165)

Net income (loss) attributable to Wabtec shareholders	$170,149	$392,496	$43,256	$(435,752)	$170,149

Income Statement for the Year Ended December 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,089,937	$497,851	$(80,776)	$1,507,012
Cost of sales	1,152	(725,704)	(383,975)	50,593	(1,057,934)

Gross profit (loss)	1,152	364,233	113,876	(30,183)	449,078
Total operating expenses	(46,891)	(135,745)	(63,632)	—	(246,268)

(Expense) income from operations	(45,739)	228,488	50,244	(30,183)	202,810
Interest (expense) income, net	(22,749)	5,911	915	—	(15,923)
Other (expense) income, net	4,928	1,139	(6,127)	—	(60)
Equity earnings (loss)	215,042	34,613	—	(249,655)	—

Pretax income (loss)	151,482	270,151	45,032	(279,838)	186,827
Income tax expense	(28,383)	(13,461)	(21,884)	—	(63,728)

Net income (loss) attributable to Wabtec shareholders	$123,099	$256,690	$23,148	$(279,838)	$123,099

Income Statement for the Year Ended December 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,055,493	$421,762	$(75,639)	$1,401,616
Cost of sales	1,662	(726,375)	(322,833)	39,256	(1,008,290)

Gross profit (loss)	1,662	329,118	98,929	(36,383)	393,326
Total operating expenses	(37,045)	(118,604)	(57,645)	—	(213,294)

(Expense) income from operations	(35,383)	210,514	41,284	(36,383)	180,032
Interest (expense) income, net	(23,207)	5,917	616	—	(16,674)
Other (expense) income, net	1,313	(9,869)	8,557	—	1
Equity earnings (loss)	185,071	32,362	—	(217,433)	—

Pretax income (loss)	127,794	238,924	50,457	(253,816)	163,359
Income tax expense	(12,739)	(11,880)	(23,685)	—	(48,304)

Net income (loss) attributable to Wabtec shareholders	$115,055	$227,044	$26,772	$(253,816)	$115,055

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Year Ended December 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$86,089	$444,510	$153,779	$(435,752)	$248,626
Net cash used in investing activities	(6,125)	(51,156)	(88,901)	—	(146,182)
Net cash provided by (used in) financing activities	(47,057)	(392,556)	(42,898)	435,752	(46,759)
Effect of changes in currency exchange rates	—	—	(7,011)	—	(7,011)

Increase in cash	32,907	798	14,969	—	48,674
Cash, beginning of period	42,714	13,226	181,001	—	236,941

Cash, end of period	$75,621	$14,024	$195,970	$—	$285,615

Condensed Statement of Cash Flows for the Year Ended December 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$5,719	$381,874	$68,381	$(279,838)	$176,136
Net cash used in investing activities	(1,062)	(124,006)	(31,187)	—	(156,255)
Net cash provided by (used in) financing activities	26,031	(256,766)	(23,255)	279,838	25,848
Effect of changes in currency exchange rates	—	—	2,553	—	2,553

Increase in cash	30,688	1,102	16,492	—	48,282
Cash, beginning of period	12,026	12,124	164,509	—	188,659

Cash, end of period	$42,714	$13,226	$181,001	$—	$236,941

Condensed Statement of Cash Flows for the Year Ended December 31, 2009:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(12,484)	$340,765	$87,835	$(253,816)	$162,300
Net cash used in investing activities	(1,298)	(105,839)	(8,084)	—	(115,221)
Net cash (used in) provided by financing activities	(12,133)	(227,074)	(27,566)	253,816	(12,957)
Effect of changes in currency exchange rates	—	—	12,732	—	12,732

(Decrease) increase in cash	(25,915)	7,852	64,917	—	46,854
Cash, beginning of period	37,941	4,272	99,592	—	141,805

Cash, end of period	$12,026	$12,124	$164,509	$—	$188,659

22.	OTHER INCOME (EXPENSE)

The components of other expense are as follows:

	For the year ended December 31,
In thousands	2011	2010	2009
Foreign currency loss	$(2,041)	$(978)	$(1,262)
Other miscellaneous income	1,661	918	1,263

Total other (expense) income	$(380)	$(60)	$1

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$455,259	$478,899	$498,840	$534,639
Gross profit	133,195	142,744	147,151	147,334
Income from operations	66,377	56,362	75,453	72,509
Net income attributable to Wabtec shareholders	40,952	36,334	46,600	46,263
Basic earnings from operations per common share	$0.85	$0.75	$0.97	$0.96
Diluted earnings from operations per common share	$0.85	$0.75	$0.96	$0.96

2010
Net sales	$363,927	$374,137	$375,707	$393,241
Gross profit	108,389	113,464	109,237	117,988
Income from operations	51,176	49,652	50,633	51,349
Net income attributable to Wabtec shareholders	30,364	31,211	30,544	30,980
Basic earnings from operations per common share	$0.64	$0.65	$0.64	$0.64
Diluted earnings from operations per common share	$0.63	$0.65	$0.63	$0.64

The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30 and September 30. The fiscal year ends on December 31.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date: February 24, 2012	By:	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	February 24, 2012
Albert J. Neupaver, President, Chief Executive Officer and Director (Principal Executive Officer)

By	/S/ ALVARO GARCIA-TUNON	February 24, 2012
Alvaro Garcia-Tunon, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By	/S/ PATRICK D. DUGAN	February 24, 2012
Patrick D. Dugan, Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)

By	/S/ WILLIAM E. KASSLING	February 24, 2012
William E. Kassling, Chairman of the Board and Director

By	/S/ ROBERT J. BROOKS	February 24, 2012
Robert J. Brooks, Director

By	/S/ EMILIO A. FERNANDEZ	February 24, 2012
Emilio A. Fernandez, Director

By	/S/ LEE B. FOSTER, II	February 24, 2012
Lee B. Foster, II, Director

By	/S/ BRIAN P. HEHIR	February 24, 2012
Brian P. Hehir, Director

By	/S/ MICHAEL W. D. HOWELL	February 24, 2012
Michael W. D. Howell, Director

	Signature and Title	Date

By	/S/ NICKOLAS W. VANDE STEEG	February 24, 2012
Nickolas W. Vande Steeg, Director

By	/S/ GARY C. VALADE	February 24, 2012
Gary C. Valade, Director

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2011
Warranty and overhaul reserves	$35,513	$19,884	$12,070	$16,827	$50,640
Allowance for doubtful accounts	7,503	5,047	—	—	8,406
Valuation allowance-taxes	2,471	(2,471)	—	—	—
Merger and restructuring reserve	1,070	0	12	122	960

2010
Warranty and overhaul reserves	$29,207	$22,841	$215	$16,750	$35,513
Allowance for doubtful accounts	7,328	7,540	(16)	7,349	7,503
Valuation allowance-taxes	2,121	350	—	—	2,471
Merger and restructuring reserve	1,336	—	(36)	230	1,070

2009
Warranty and overhaul reserves	$30,676	$20,456	$(824)	$21,101	$29,207
Allowance for doubtful accounts	4,968	3,432	693	1,765	7,328
Valuation allowance-taxes	138	1,983	—	—	2,121
Merger and restructuring reserve	2,152	—	125	941	1,336

(1)	Reserves of acquired/(sold) companies; valuation allowances for state and foreign deferred tax assets; impact of fluctuations in foreign currency exchange rates.
(2)	Actual disbursements and/or charges

EXHIBIT INDEX

Exhibits		Filing Method

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	12

3.2	Amended and Restated By-Laws of the Company, effective February 15, 2011	11

4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	3

4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Notes due 2013	3

4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	3

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	3

10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	5

10.5	Letter Agreement dated as of January 1, 1995 between the Company and Vestar Capital Partners, Inc.	2

10.6	Form of Indemnification Agreement between the Company and Authorized Representatives	2

10.7	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended	5

10.8	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	4

10.9	Restricted Stock Agreement with Albert J. Neupaver, dated February 1, 2006 *	4

10.10	Share Purchase Agreement dated as of June 8, 2007 among the Company, RICON Acquisition Corp., RICON Corp., CGW Southeast Partners IV, L.P. and William L. Baldwin	6

10.11	Stock Purchase Agreement, by and between the Company and Polinvest S.r.l., dated May 16, 2008	7

10.12	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	8

10.13	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, PNC Bank, National Association, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., RBS Greenwich Capital, JP Morgan Chase Bank, Bank of America, N.A., Citizens Bank of Pennsylvania, the Bank of Nova Scotia and First Commonwealth Bank, dated as of November 4, 2008	9

Exhibits		Filing Method

10.14	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Raymond T. Betler, Charles F. Kovac, R. Mark Cox, David L. DeNinno, Patrick D. Dugan, Scott E. Wahlstrom and Timothy R. Wesley*	10

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

101.INS**	XBRL Instance Document.	1

101.SCH**	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	1

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).
3	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-110600).
4	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.
5	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 033-90866) filed on April 13, 2006.
6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended June 30, 2007.
7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended June 30, 2008.
8	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended September 30, 2008.
9	Filed as an exhibit to the Company’s Quarterly Report on Form 8-K (File No. 033-90866) dated November 7, 2011.
10	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended June 30, 2009.
11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 22, 2011.
12	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 25, 2011.
*	Management contract or compensatory plan.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.