Form 10-Q
period 2012-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2012-05-03
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer    ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, $.01 par value per share	48,169,561 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

March 31, 2012

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$269,304	$285,615
Accounts receivable	396,490	346,281
Inventories	370,740	348,174
Deferred income taxes	57,331	57,339
Other	20,157	18,373

Total current assets	1,114,022	1,055,782
Property, plant and equipment	523,105	513,113
Accumulated depreciation	(298,083)	(291,091)

Property, plant and equipment, net	225,022	222,022
Other Assets
Goodwill	593,559	587,531
Other intangibles, net	254,312	257,355
Deferred income taxes	80	240
Other noncurrent assets	32,579	36,023

Total other assets	880,530	881,149

Total Assets	$2,219,574	$2,158,953

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$236,002	$244,649
Customer deposits	87,536	72,811
Accrued compensation	38,435	48,564
Accrued warranty	33,543	29,416
Current portion of long-term debt	43	68
Other accrued liabilities	139,999	145,877

Total current liabilities	535,558	541,385
Long-term debt	385,831	395,805
Accrued postretirement and pension benefits	63,789	63,837
Deferred income taxes	74,963	74,217
Accrued warranty	20,162	21,224
Other long-term liabilities	15,391	14,841

Total liabilities	1,095,694	1,111,309
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,167,017 and 47,946,360 outstanding at March 31, 2012 and December 31, 2011, respectively	662	662
Additional paid-in capital	363,929	360,914
Treasury stock, at cost, 18,007,150 and 18,228,407 shares, at March 31, 2012 and December 31, 2011, respectively	(305,453)	(309,196)
Retained earnings	1,111,529	1,053,706
Accumulated other comprehensive loss	(49,672)	(60,897)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	1,120,995	1,045,189
Non-controlling interest	2,885	2,455

Total shareholders’ equity	1,123,880	1,047,644

Total Liabilities and Shareholders’ Equity	$2,219,574	$2,158,953

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended March 31,
In thousands, except per share data	2012	2011
Net sales	$583,309	$455,259
Cost of sales	(413,928)	(322,064)

Gross profit	169,381	133,195
Selling, general and administrative expense	(62,029)	(54,816)
Engineering expense	(10,149)	(8,888)
Amortization expense	(3,093)	(3,114)

Total operating expenses	(75,271)	(66,818)

Income from operations	94,110	66,377
Other income and expenses
Interest expense, net	(3,724)	(3,684)
Other (expense) income, net	(114)	460

Income from operations before income taxes	90,272	63,153
Income tax expense	(31,011)	(22,201)

Net income attributable to Wabtec shareholders	$59,261	$40,952

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.24	$0.85

Diluted
Net income attributable to Wabtec shareholders	$1.22	$0.85

Weighted average shares outstanding
Basic	47,707	47,738
Diluted	48,341	48,251

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Unaudited Three Months Ended March 31,
In thousands	2012	2011
Net income attributable to Wabtec shareholders	$59,261	$40,952
Foreign currency translation gain	10,901	20,420
Unrealized gain on foreign exchange contracts	—	36
Unrealized gain on interest rate swap contracts	217	339
Pension benefit plans and post retirement benefit plans	366	(159)

Other comprehensive income before tax	70,745	61,588

Income tax expense related to components of other comprehensive income	(259)	(154)

Comprehensive income attributable to Wabtec shareholders	$70,486	$61,434

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
In thousands	2012	2011
Operating Activities
Net income attributable to Wabtec shareholders	$59,261	$40,952
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,199	10,818
Stock-based compensation expense	5,045	3,419
Loss on disposal of property, plant and equipment	226	37
Excess income tax benefits from exercise of stock options	(707)	(716)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(47,437)	(35,946)
Inventories	(20,461)	(21,441)
Accounts payable	(10,392)	(4,037)
Accrued income taxes	6,842	10,788
Accrued liabilities and customer deposits	7,877	10,888
Other assets and liabilities	(9,472)	1,724

Net cash provided by operating activities	981	16,486
Investing Activities
Purchase of property, plant and equipment	(10,191)	(7,401)
Proceeds from disposal of property, plant and equipment	93	16
Acquisitions of business, net of cash acquired	—	(31,047)
Acquisition purchase price adjustment	—	35

Net cash used for investing activities	(10,098)	(38,397)
Financing Activities
Proceeds from debt	78,100	45,000
Payments of debt	(88,099)	(67,008)
Proceeds from exercise of stock options and other benefit plans	1,006	1,184
Excess income tax benefits from exercise of stock options	707	716
Cash dividends ($0.03 and $0.01 per share for the three months ended March 31, 2012 and 2011, respectively)	(1,438)	(481)

Net cash used for financing activities	(9,724)	(20,589)
Effect of changes in currency exchange rates	2,530	6,246

Decrease in cash	(16,311)	(36,254)
Cash, beginning of year	285,615	236,941

Cash, end of period	$269,304	$200,687

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 18 countries. In the first three months of 2012, about 50% of the Company’s revenues came from customers outside the U.S.

2. ACCOUNTING POLICIES

Basis of Presentation The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission and include the accounts of Wabtec and its majority owned subsidiaries. These condensed consolidated interim financial statements do not include all of the information and footnotes required for complete financial statements. In Management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year.

The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30, September 30 and December 31.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $16.8 million and $15.4 million at March 31, 2012 and December 31, 2011, respectively.

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

Financial Derivatives and Hedging Activities The Company has periodically entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counter-party to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At March 31, 2012, the Company had no forward contracts.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into interest rate swaps which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions with excellent credit ratings and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that these interest rate swap agreements qualify for cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreements and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet.

Effective March 31, 2012, the Company had interest rate swap agreements with a notional amount of $107.0 million and which effectively changed the Company’s interest rate on bank debt at March 31, 2012 from a variable rate to a fixed rate of 2.08%. The interest rate swap agreements mature at various times through November 2016. As of March 31, 2012, the Company has recorded a current liability of $1.2 million and a corresponding offset in accumulated other comprehensive loss of $0.7 million, net of tax, related to these agreements.

Also, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. Effective July 31, 2013, with a termination date of November 7, 2016, the interest rate swap agreement will convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus a margin.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction gains recognized in other income (expense), net were $410,000 and $323,000 for the three months ended March 31, 2012 and 2011, respectively.

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. Net income attributable to non-controlling interests for the three months ended March 31, 2012 and 2011 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.

The components of accumulated other comprehensive loss were:

In thousands	March 31, 2012	December 31, 2011
Foreign currency translation gain (loss)	$8,454	$(2,447)
Unrealized loss on interest rate swap contracts, net of tax	(740)	(871)
Pension benefit plans and post retirement benefit plans, net of tax	(57,386)	(57,579)

Total accumulated comprehensive loss	$(49,672)	$(60,897)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

The Company made the following acquisitions within the Transit Segment:

•

On November 18, 2011, the Company acquired Fulmer Company (“Fulmer”), a leading manufacturer of motor components for rail, power generation and other industrial markets, for a net purchase price of $13.6 million, resulting in preliminary additional goodwill of $2.0 million, which will be deductible for tax purposes.

•

On June 29, 2011, the Company acquired an aftermarket transit parts business (“ATP”) from GE Transportation, a parts supply business for propulsion and control systems for the passenger transit car aftermarket in North America for a net purchase price of $21.1 million, resulting in no additional goodwill, on a preliminary basis.

•

On February 25, 2011, the Company acquired Brush Traction Group (“Brush Traction”), a UK-based provider of locomotive overhauls, services and aftermarket components for a net purchase price of approximately $30.7 million, resulting in additional goodwill of $20.5 million, which will be deductible for tax purposes.

The Company made the following acquisition within the Freight Segment:

•

On November 3, 2011, the Company acquired Bearward Engineering (“Bearward”), a UK-based manufacturer of cooling systems and related equipment for power generation and other industrial markets, for a net purchase price of approximately $43.6 million, net of cash, resulting in preliminary additional goodwill of $23.1 million, none of which will be deductible for tax purposes.

The acquisitions listed above include escrow deposits of $6.7 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

For the ATP, Bearward and Fulmer acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the Brush Traction acquisition, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	Brush Traction	ATP	Bearward	Fulmer
In thousands	February 28, 2011	June 29, 2011	November 3, 2011	November 18, 2011
Current assets	$19,558	$—	$15,346	$4,203
Property, plant & equipment	8,862	—	4,501	1,636
Goodwill and other intangible assets	30,816	21,100	42,167	8,409
Other assets	—	—	16	—

Total assets acquired	59,236	21,100	62,030	14,248
Total liabilities assumed	(28,559)	—	(18,404)	(657)

Net assets acquired	$30,677	$21,100	$43,626	$13,591

Of the allocation of $56.9 million of acquired intangible assets for the companies listed in the above table exclusive of goodwill, $37.4 million was assigned to customer relationships, $12.3 million was assigned to trade names, $2.1 million was assigned to a license agreement, $1.1 million was assigned to non-compete agreements and $4.0 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 19 years, the license agreement’s useful life is 20 years, and the non-compete agreements average useful life is two years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2011:

In thousands	Three Months Ended March 31, 2011
Net sales	$480,957
Gross profit	139,479
Net income attributable to Wabtec shareholders	43,546
Diluted earnings per share
As reported	$0.85
Pro forma	$0.90

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	March 31, 2012	December 31, 2011
Raw materials	$164,177	$154,885
Work-in-process	118,789	110,179
Finished goods	87,774	83,110

Total inventories	$370,740	$348,174

5. INTANGIBLES

Goodwill was $593.6 million and $587.5 million at March 31, 2012 and December 31, 2011, respectively. The change in the carrying amount of goodwill by segment for the three months ended March 31, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2011	$388,221	$199,310	$587,531
Adjustment to preliminary purchase allocation	903	992	1,895
Foreign currency impact	899	3,234	4,133

Balance at March 31, 2012	$390,023	$203,536	$593,559

As of March 31, 2012 and December 31, 2011, the Company’s trademarks had a net carrying amount of $115.6 million and $114.6 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	March 31, 2012	December 31, 2011
Patents and other, net of accumulated amortization of $33,197 and $32,316	$12,634	$14,849
Customer relationships, net of accumulated amortization of $23,728 and $21,295	126,060	127,960

Total	$138,694	$142,809

The weighted average remaining useful life of patents, customer relationships and intellectual property were five years, 16 years and 17 years, respectively. Amortization expense for intangible assets was $3.1 million for the three months ended March 31, 2012 and 2011, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

Remainder of 2012	$9,887
2013	11,419
2014	10,861
2015	10,363
2016	10,207

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2012	December 31, 2011
6.875% Senior Notes, due 2013	$150,000	$150,000
Revolving Credit Facility	235,000	245,000
Capital Leases	874	873

Total	385,874	395,873
Less—current portion	43	68

Long-term portion	$385,831	$395,805

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the Company with a $600 million, five-year revolving credit facility. The Company incurred approximately $2.0 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016. The 2011 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At March 31, 2012, the Company had available bank borrowing capacity of approximately $313.8 million, net of $51.2 million of letters of credit, subject to certain financial covenant restrictions.

Under the 2011 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points and an additional margin that ranges from 0 to 75 basis points. The Alternate Rate is based on quoted LIBOR rates plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The current Base Rate margin is 0 basis points and the Alternate Rate margin is 100 basis points.

At March 31, 2012 the weighted average interest rate on the Company’s variable rate debt was 1.51%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swap agreements which effectively convert a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contracts. On March 31, 2012, the notional value of the interest rate swaps outstanding was $107.0 million and effectively changed the Company’s interest rate on bank debt at March 31, 2012 from a variable rate to a fixed rate of 2.08%. The interest rate swap agreements mature on December 31, 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions with excellent credit ratings and history of performance. The Company currently believes the risk of nonperformance is negligible.

Also, the Company entered into a forward starting interest rate swap agreement with a notional value of $150 million. Effective July 31, 2013, with a termination date of November 7, 2016, the interest rate swap agreement will convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus a margin.

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

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$96	$74	$495	$802
Interest cost	542	619	1,772	1,898
Expected return on plan assets	(775)	(851)	(2,029)	(2,128)
Net amortization/deferrals	806	606	677	505
Settlement loss recognized	—	—	293	284

Net periodic benefit cost	$669	$448	$1,208	$1,361

Assumptions
Discount rate	4.30%	5.20%	4.96%	5.43%
Expected long-term rate of return	7.50%	8.00%	6.12%	6.72%
Rate of compensation increase	3.00%	3.00%	3.21%	3.17%

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

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
In thousands, except percentages	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$9	$10	$11	$14
Interest cost	351	399	50	58
Net amortization/deferrals	(201)	(244)	(82)	(97)

Net periodic benefit cost	$159	$165	$(21)	$(25)

Assumptions
Discount rate	4.30%	5.20%	5.15%	5.50%

8. STOCK-BASED COMPENSATION

As of March 31, 2012, the Company maintains employee stock-based compensation plans for stock options, restricted stock, restricted units, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the 2000 Plan or the Directors Plan subsequent to October 31, 2016. The 2011 Plan has a 10- year term through March 27, 2021 and provides a maximum of 1,900,000 shares for grants or awards.

Stock-based compensation expense was $5.1 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively. Included in the stock-based compensation expense for 2012 above is $0.6 million of expense related to stock options, $1.0 million related to restricted stock, $69,000 related to restricted units, $3.2 million related to incentive stock awards and $225,000 related to awards issued for Directors’ fees. At March 31, 2012, unamortized compensation expense related to stock options, restricted stock and incentive stock awards expected to vest totaled $32.0 million and will be recognized over a weighted average period of 1.8 years.

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

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the three months ended March 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011	862,392	$34.74	6.5	$30,362
Granted	71,898	70.55		347
Exercised	(38,876)	25.88		(1,924)
Canceled	(23,861)	33.70		(994)

Outstanding at March 31, 2012	871,553	$38.12	6.6	$32,464

Exercisable at March 31, 2012	582,043	$31.37	6.3	$25,611

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2012	2011
Dividend yield	.17%	.07%
Risk-free interest rate	1.35%	3.03%
Stock price volatility	45.0%	45.6%
Expected life (years)	5.0	5.0

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

Restricted Stock, Restricted Units and Incentive Stock Beginning in 2006 the Company adopted a restricted stock program. As provided for under the 2011 and 2000 Plans, eligible employees are granted restricted stock or restricted units that generally vests over four years from the date of grant. Under the Directors Plan, restricted stock awards vest one year from the date of grant.

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three-year performance goals. The incentive stock awards included in the table below represent the number of shares that may vest if the performance targets are met. As of March 31, 2012, based on the Company’s performance, we estimate that these stock awards will vest and have recorded compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, compensation expense could be reduced or increased and will be recognized over the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and unit activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the three months ended March 31, 2012:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	274,609	646,362	$44.04
Granted	90,203	118,660	70.56
Vested	(85,808)	(122,079)	33.76
Canceled	(11,402)	12,583	4.14

Outstanding at March 31, 2012	267,602	655,526	$52.31

9. INCOME TAXES

The overall effective income tax rate was 34.4% and 35.2% for the three months ended March 31, 2012 and 2011, respectively. The decrease in the effective tax rate is due to a $0.4 million deferred tax valuation allowance recorded in the first quarter of 2011 because of the uncertainty of the realization of certain deferred tax assets.

As of March 31, 2012, the liability for income taxes associated with uncertain tax positions is $8.2 million, of which $2.1 million, if recognized would favorably affect the Company’s effective tax rate. As of December 31, 2011 these amounts were the same.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2012 the total accrued interest and penalties are $3.0 million and $1.6 million, respectively. As of December 31, 2011 the total accrued interest and penalties were $2.8 million and $1.5 million, respectively.

The Internal Revenue Service is currently auditing the 2009 and 2010 tax years. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2009.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $1.8 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,
In thousands, except per share	2012	2011
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$59,261	$40,952
Less: dividends declared—common shares and non-vested restricted stock	(1,438)	(481)

Undistributed earnings	57,823	40,471
Percentage allocated to common shareholders(1)	99.5%	99.5%

	57,534	40,269
Add: dividends declared—common shares	1,430	479

Numerator for basic and diluted earnings per common share	$58,964	$40,748

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,707	47,738
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	634	513

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,341	48,251

Net income per common share attributable to Wabtec shareholders
Basic	$1.24	$0.85
Diluted	$1.22	$0.85
(1) Basic weighted-average common shares outstanding	47,707	47,738
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,962	47,971
Percentage allocated to common shareholders	99.5%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Three Months Ended March 31,
In thousands	2012	2011
Balance at December 31, 2011 and 2010, respectively	$50,640	$35,513
Warranty expense	6,525	5,756
Acquisitions	—	13,395
Warranty claim payments	(3,460)	(4,066)

Balance at March 31, 2012 and 2011, respectively	$53,705	$50,598

The Company recorded $13.4 million of warranty reserves in 2011 as part of the opening balance sheet accounting for the Brush Traction acquisition.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2012, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at March 31, 2012	Fair Value Measurements at March 31, 2012 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	1,225	—	1,225	—

Total	$1,225	$—	$1,225	$—

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2011, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at December 31, 2011	Fair Value Measurements at December 31, 2011 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	1,442	—	1,442	—

Total	$1,442	$—	$1,442	$—

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into interest rate swaps which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. For certain derivative contracts whose fair values are based upon trades in liquid markets, such as interest rate swaps, valuation model inputs can generally be verified and valuation techniques do not involve significant management judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.

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

On October 18, 2007, Faiveley Transport Malmo AB (“Faiveley Malmo”) filed a request for arbitration with the International Chamber of Commerce alleging breach of contract and trade secret violations relating to the Company’s manufacture and sale of certain components. In the international arbitration proceeding, Faiveley Malmo originally alleged $128 million in damages, but later reduced its claim to $91 million in damages. An ICC International Court of Arbitration Arbitral Tribunal heard the case during the first half of 2009 and issued an award dated December 21, 2009 under which the Company was required to make a $3.9 million royalty payment to Faiveley Malmo. On May 14, 2010, Faiveley Transport USA, Inc., Faiveley Transport Nordic AB, Faiveley Transport Amiens S.A.S, and Ellcon National, Inc. filed a complaint, which was later amended, against Wabtec Corporation in the U.S. District Court for the Southern District of New York alleging misappropriation of trade secrets, unfair competition, tortious interference with prospective business relations, tortious interference with prospective economic advantage, and unjust enrichment. On April 13, 2011, a judge issued an order, without an opinion, that granted the plaintiffs’ motion for partial summary judgment on three of their four claims; a jury trial on damages took place in June 2011, and the jury awarded the plaintiffs $18.1 million. On July 29, 2011, the Court entered a final verdict in the amount of $18.1 million, plus interest. The Company appealed the verdict, and this appeal is pending. The Company recorded the verdict amount in the second quarter of 2011.

The Company is subject to a number of other commitments and contingencies as described in its Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 24, 2012. During the first three months of 2012, there were no material changes other than what is discussed above to the information described in Note 18 therein.

14. SEGMENT INFORMATION

Wabtec has two reportable segments—the Freight Segment and the Transit Segment. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type. The business segments are:

Freight Segment primarily manufactures and services components for new and existing freight cars and locomotives, builds new switcher locomotives, rebuilds freight locomotives, supplies railway electronics, positive train control equipment, signal design and engineering services, friction products, and provides related heat exchange and cooling systems. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities.

Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives, friction products, and refurbishes subway cars. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of subway cars and buses around the world.

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

Segment financial information for the three months ended March 31, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$397,288	$186,021	$—	$583,309
Intersegment sales/(elimination)	5,702	2,391	(8,093)	—

Total sales	$402,990	$188,412	$(8,093)	$583,309

Income (loss) from operations	$75,615	$22,615	$(4,120)	$94,110
Interest expense and other, net	—	—	(3,838)	(3,838)

Income (loss) from operations before income taxes	$75,615	$22,615	$(7,958)	$90,272

Segment financial information for the three months ended March 31, 2011 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$264,856	$190,403	$—	$455,259
Intersegment sales/(elimination)	4,291	395	(4,686)	—

Total sales	$269,147	$190,798	$(4,686)	$455,259

Income (loss) from operations	$47,577	$24,121	$(5,321)	$66,377
Interest expense and other, net	—	—	(3,224)	(3,224)

Income (loss) from operations before income taxes	$47,577	$24,121	$(8,545)	$63,153

Sales by product are as follows:

	Three Months Ended March 31,
In thousands	2012	2011
Specialty Products & Electronics	$278,841	$185,177
Brake Products	131,250	125,896
Remanufacturing, Overhaul & Build	108,722	79,434
Other Transit Products	45,898	50,890
Other	18,598	13,862

Total sales	$583,309	$455,259

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

Balance Sheet as of March 31, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$61,714	$6,144	$201,446	—	$269,304
Accounts receivable	72	229,538	166,880	—	396,490
Inventories	—	260,186	110,554	—	370,740
Other current assets	60,373	6,219	10,896	—	77,488

Total current assets	122,159	502,087	489,776	—	1,114,022
Property, plant and equipment	4,433	124,027	96,562	—	225,022
Goodwill	7,980	400,412	185,167	—	593,559
Investment in subsidiaries	2,780,128	183,357	—	(2,963,485)	—
Other intangibles	—	171,093	83,219	—	254,312
Other long term assets	(10,316)	1,271	41,704	—	32,659

Total Assets	$2,904,384	$1,382,247	$896,428	$(2,963,485)	$2,219,574

Current liabilities	$55,433	$295,465	$184,660	—	$535,558
Intercompany	1,265,074	(1,357,922)	92,848	—	—
Long-term debt	385,000	195	636	—	385,831
Other long term liabilities	74,997	32,901	66,407	—	174,305

Total liabilities	1,780,504	(1,029,361)	344,551	—	1,095,694
Stockholders’ equity	1,123,880	2,411,608	551,877	(2,963,485)	1,123,880

Total Liabilities and Stockholders’ Equity	$2,904,384	$1,382,247	$896,428	$(2,963,485)	$2,219,574

Balance Sheet as of December 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$75,621	$14,024	$195,970	—	$285,615
Accounts receivable	186	196,909	149,186	—	346,281
Inventories	—	250,280	97,894	—	348,174
Other current assets	59,990	5,989	9,733	—	75,712

Total current assets	135,797	467,202	452,783	—	1,055,782
Property, plant and equipment, net	3,655	123,182	95,185	—	222,022
Goodwill	7,980	399,419	180,132	—	587,531
Investment in subsidiaries	2,675,378	183,357	—	(2,858,735)	—
Other intangibles, net	—	174,351	83,004	—	257,355
Other long term assets	(9,946)	5,640	40,569	—	36,263

Total assets	$2,812,864	$1,353,151	$851,673	$(2,858,735)	$2,158,953

Current liabilities	$72,396	$282,671	$186,318	—	$541,385
Intercompany	1,222,650	(1,303,441)	80,791	—	—
Long-term debt	395,000	198	607	—	395,805
Other long term liabilities	75,174	33,790	65,155	—	174,119

Total liabilities	1,765,220	(986,782)	332,871	—	1,111,309
Stockholders’ equity	1,047,644	2,339,933	518,802	(2,858,735)	1,047,644

Total Liabilities and Stockholders’ Equity	$2,812,864	$1,353,151	$851,673	$(2,858,735)	$2,158,953

Income Statement for the Three Months Ended March 31, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$414,650	$210,053	$(41,394)	$583,309
Cost of sales	(55)	(270,578)	(160,269)	16,974	(413,928)

Gross (loss) profit	(55)	144,072	49,784	(24,420)	169,381
Operating expenses	(17,201)	(38,984)	(19,086)	—	(75,271)

Operating (loss) profit	(17,256)	105,088	30,698	(24,420)	94,110
Interest (expense) income, net	(5,462)	1,178	560	—	(3,724)
Other income (expense), net	7,832	(4,303)	(3,643)	—	(114)
Equity earnings	93,698	12,387	—	(106,085)	—

Income (loss) from operations before income tax	78,812	114,350	27,615	(130,505)	90,272
Income tax expense	(19,551)	(3,593)	(7,867)	—	(31,011)

Net income (loss) attributable to Wabtec shareholders	$59,261	$110,757	$19,748	$(130,505)	$59,261

Comprehensive income (loss) attributable to Wabtec shareholders	$59,585	$110,757	$30,649	$(130,505)	$70,486

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended March 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$327,259	$153,756	$(25,756)	$455,259
Cost of sales	1	(217,544)	(119,267)	14,746	(322,064)

Gross profit (loss)	1	109,715	34,489	(11,010)	133,195
Operating expenses	(14,082)	(35,994)	(16,742)	—	(66,818)

Operating (loss) profit	(14,081)	73,721	17,747	(11,010)	66,377
Interest (expense) income, net	(5,370)	1,153	533	—	(3,684)
Other income (expense), net	7,221	(1,241)	(5,520)	—	460
Equity earnings	68,784	6,409	—	(75,193)	—

Income (loss) from operations before income tax	56,554	80,042	12,760	(86,203)	63,153
Income tax expense	(15,602)	(3,650)	(2,949)	—	(22,201)

Net income (loss) attributable to Wabtec shareholders	$40,952	$76,392	$9,811	$(86,203)	$40,952

Comprehensive income (loss) attributable to Wabtec shareholders	$41,014	$76,392	$30,231	$(86,203)	$61,434

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(1,309)	$107,900	$24,895	$(130,505)	$981
Net cash used for investing activities	(2,873)	(5,007)	(2,218)	—	(10,098)
Net cash (used for) provided by financing activities	(9,725)	(110,773)	(19,731)	130,505	(9,724)
Effect of changes in currency exchange rates	—	—	2,530	—	2,530

(Decrease) increase in cash	(13,907)	(7,880)	5,476	—	(16,311)
Cash, beginning of year	75,621	14,024	195,970	—	285,615

Cash, end of period	$61,714	$6,144	$201,446	$—	$269,304

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(11,854)	$73,602	$40,941	$(86,203)	$16,486
Net cash used for investing activities	(393)	(3,074)	(34,930)	—	(38,397)
Net cash (used for) provided by financing activities	(20,581)	(76,400)	(9,811)	86,203	(20,589)
Effect of changes in currency exchange rates	—	—	6,246	—	6,246

(Decrease) increase in cash	(32,828)	(5,872)	2,446	—	(36,254)
Cash, beginning of year	42,714	13,226	181,001	—	236,941

Cash, end of period	$9,886	$7,354	$183,447	$—	$200,687

16. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended March 31,
In thousands	2012	2011
Foreign currency gain	$410	$323
Other miscellaneous (expense) income	(524)	137

Total other (expense) income, net	$(114)	$460

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 18 countries. In the first three months of 2012, about 50% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The North America freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. In 2011 U.S. freight rail traffic increased due to the improving overall economy, which had a favorable effect on the Company’s Freight Segment, with increased demand for new locomotives and freight cars, and for aftermarket products and services. Whether demand continues to improve will depend largely on continued strength in the overall economy and in rail traffic volumes. Through March 31, 2012, according to the Association of American Railroads, carloadings decreased 2.5% and revenue ton-miles decreased 1.7%, while intermodal loadings increased 2.5%. Excluding coal, carloadings increased 3.5%.

The North American transit rail industry is driven by government spending and ridership. According to the American Public Transportation Association, spending under SAFETEA-LU, the federal government’s transportation funding bill increased about 6% in 2009 and remained consistent in 2010 and 2011, while ridership decreased about 4% and 1% in 2009 and 2010, respectively, due to the recession and its impact on employment levels. Ridership increased 2.3% in 2011. Although SAFETEA-LU expired in September 2009, the bill has been extended through June 2012, with funding at about 2009 levels. Spending in 2012 is expected to remain at about current levels, and Congress is now considering various multi-year funding bills. Most government entities at all levels are facing budget issues, however, which could have a negative effect on demand for the Company’s products and services.

In 2008, the U.S. government enacted rail safety legislation that requires certain freight and passenger railroads to equip certain locomotives with positive train control (“PTC”) technology by the end of 2015. This technology includes an on-board locomotive computer and related software, which are being developed by Wabtec. As the industry leader, Wabtec expects to benefit from increased sales of train control-related products and engineering services as the technology is deployed throughout the industry. Wabtec expects PTC revenue to exceed $200 million in 2012 compared to about $125 million in 2011.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S. Our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market. Asia-Pacific is a growth market and our various joint ventures and direct exports to China have positioned the Company to take advantage of this growth. Economic growth in Australia and Brazil led to growth for the Company in those markets as commodity suppliers use our products to meet the demands of their regional customers.

This year and beyond, general economic and market conditions in the United States and internationally could have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2012	2011
Net sales	$583.3	$455.3
Cost of sales	(413.9)	(322.1)

Gross profit	169.4	133.2
Selling, general and administrative expenses	(62.0)	(54.8)
Engineering expenses	(10.2)	(8.9)
Amortization expense	(3.1)	(3.1)

Total operating expenses	(75.3)	(66.8)

Income from operations	94.1	66.4
Interest expense, net	(3.7)	(3.7)
Other income (expense), net	(0.1)	0.5

Income from operations before income taxes	90.3	63.2
Income tax expense	(31.0)	(22.2)

Net income attributable to Wabtec shareholders	$59.3	$41.0

FIRST QUARTER 2012 COMPARED TO FIRST QUARTER 2011

The following table summarizes the results of operations for the period:

	Three months ended March 31,
In thousands	2012	2011	Percent Change
Freight Segment	$397,288	$264,856	50.0%
Transit Segment	186,021	190,403	(2.3)%

Net sales	583,309	455,259	28.1%
Income from operations	94,110	66,377	41.8%
Net income attributable to Wabtec shareholders	$59,261	$40,952	44.7%

The following table shows the major components of the change in sales in the first quarter of 2012 from the first quarter of 2011:

In thousands	Freight Segment	Transit Segment	Total
First Quarter 2011 Net Sales	$264,856	$190,403	$455,259
Acquisitions	20,015	13,084	33,099
Change in Sales by Product Line:
Specialty Products & Electronics	68,112	5,208	73,320
Remanufacturing, Overhaul & Build	25,598	(8,436)	17,162
Brake Products	13,828	(7,123)	6,705
Other Transit Products	—	(4,735)	(4,735)
Foreign Exchange and Other	4,879	(2,380)	2,499

First Quarter 2012 Net Sales	$397,288	$186,021	$583,309

Net sales increased by $128.0 million to $583.3 million from $455.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase is due to higher specialty products and electronics sales of $73.3 million primarily from increased demand for freight original equipment rail products, positive train control electronics and aftermarket products; sales related to acquisitions of $33.1 million; and higher remanufacturing, overhaul and build sales of $17.2 million from increased demand for freight original equipment locomotives and locomotive aftermarket services. The Company was impacted by a net sales decrease of $2.7 million due to unfavorable effects of foreign exchange, but income from operations was generally not impacted by foreign exchange. Net income for the three months ended March 31, 2012 was $59.3 million or $1.22 per diluted share. Net income for the three months ended March 31, 2011 was $41.0 million or $0.85 per diluted share. Net income increased due to higher sales volume, partially offset by increased operating expenses.

Freight Segment sales increased by $132.4 million, or 50.0%, due to higher sales of $68.1 million for specialty products and electronics, primarily resulting from increased demand for original equipment rail products, positive train control electronics and after market rail products; $25.6 million from demand for freight original equipment locomotives and locomotive aftermarket services; $20.0 million from acquisitions and $13.8 million for brake products.

Transit Segment sales decreased by $4.4 million, or 2.3%, due to lower sales of $20.3 million primarily from the completion of certain transit locomotive build contracts and lower sales from certain transit original equipment contracts. Partially offsetting this decrease was $13.1 million of sales from acquisitions and $5.2 million of higher electronic sales from increased demand for transit positive train control electronics. For the Transit Segment, net sales decreased by $2.8 million due to unfavorable effects of foreign exchange.

Cost of Sales and Gross Profit. Cost of Sales increased by $91.8 million to $413.9 million in the first quarter of 2012 compared to $322.1 million in the same period of 2011. In the first quarter of 2012, cost of sales, as a percentage of sales was 71.0% compared to 70.7% in the same period of 2011.

Raw material costs as a percentage of sales were approximately 43% in the first quarter of 2012 and 2011. Labor costs increased as a percentage of sales to approximately 11% in the first quarter of 2012 from 10% in the same period of 2011. Overhead costs decreased as a percentage of sales to approximately 17% in the first quarter of 2012 from 18% in the same period of 2011. Freight Segment raw material costs increased as a percentage of sales to approximately 44% in the first quarter of 2012 from 42% in the same period of 2011. Freight Segment labor costs as a percentage of sales were approximately 10% in the first quarter of 2012 and 2011, and overhead costs decreased as a percentage of sales to approximately 16% in the first quarter of 2012 from 17% in the same period of 2011. Transit Segment raw material costs decreased as a percentage of sales to approximately 42% in the first quarter of 2012 from 44% in the same period of 2011. Transit Segment labor costs as a percentage of sales were approximately 11% in the first quarter of 2012 and 2011, and overhead costs increased as a percentage of sales to approximately 19% in the first quarter of 2012 from 18% in the same period of 2011.

In general, raw material costs as a percentage of sales remained stable reflecting the higher mix of revenue generated from freight original equipment sales and aftermarket services, which has a higher raw material component as cost of sales, offset by lower transit raw material costs. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume.

In addition, included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $0.8 million higher in the first quarter of 2012 compared to the same period of 2011 due to increased sales, partially offset by completion of certain transit contracts, which required creating initial warranty reserves.

Gross profit increased to $169.4 million in the first quarter of 2012 compared to $133.2 million in the same period of 2011, for the reasons discussed above. Accordingly, for the first quarter of 2012, gross profit, as a percentage of sales, was 29.0% compared to 29.3%, for the first quarter of 2011.

Operating expenses The following table shows our operating expenses:

	Three months ended March 31,
In thousands	2012	2011	Percent Change
Selling, general and administrative expenses	$62,029	$54,816	13.2%
Engineering expenses	10,149	8,888	14.2%
Amortization expense	3,093	3,114	(0.7)%

Total operating expenses	$75,271	$66,818	12.7%

Selling, general, and administrative expenses increased $7.2 million in the first quarter of 2012 compared to the same period of 2011 because of $3.2 million of expenses from acquisitions and $3.0 million of incentive and non-cash compensation. Engineering expense increased by $1.3 million in the first quarter of 2012 compared to the same period of 2011 as the company focused engineering resources on product development. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense decreased slightly in the first quarter of 2012 compared to the same period in 2011 due to amortization of intangibles in 2011 associated with acquisitions. Total operating expenses were 12.9% and 14.7% of sales for the first quarter of 2012 and 2011, respectively.

Income from operations Income from operations totaled $94.1 million or 16.1% of sales in the first quarter of 2012 compared to $66.4 million or 14.6% of sales in the same period of 2011. Income from operations increased due to higher sales volume, partially offset by increased operating expenses discussed above.

Interest expense, net Overall interest expense, net, was comparable to the prior period.

Other income (expense), net The Company recorded foreign exchange gains of $0.4 million and $0.3 million in the first quarter of 2012 and 2011, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 34.4% and 35.2% for the first quarter of 2012 and 2011, respectively. The decrease in the effective rate is due to a $0.4 million deferred tax valuation allowance recorded in the first quarter of 2011 because of the uncertainty of the realization of certain deferred tax assets.

Net income Net income for the first quarter of 2012 increased $18.3 million, compared with the same period of 2011. The increase in net income is due to higher sales volume, partially offset by increased operating expenses.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three months ended March 31,
In thousands	2012	2011
Cash provided by (used for):
Operating activities	$981	$16,486
Investing activities	(10,098)	(38,397)
Financing activities	(9,724)	(20,589)
Decrease in cash	$(16,311)	$(36,254)

Operating activities In the first three months of 2012 and 2011, cash provided by operations was $1.0 million and $16.5 million, respectively. In comparison to the first three months of 2011, cash provided by operations in 2012 resulted from higher net income and higher non-cash items, offset by a net increase in working capital. In 2012, accounts receivable increased by $47.4 million, due to higher sales, and inventory increased by $20.5 million from the prior year due to certain Transit Segment contracts and to support the higher sales volume. Accounts payable decreased by $10.4 million. All other operating assets and liabilities, net, provided cash of $5.3 million. In 2011, accounts receivable increased by $36.0 million and inventory increased by $21.4 million from the prior year. Accounts payable decreased by $4.0 million. All other operating assets and liabilities, net, used cash of $23.4 million due primarily to the payment timing of certain accrued liabilities.

Investing activities In the first three months of 2012 and 2011, cash used in investing activities was $10.1 million and $38.4 million, respectively. Net cash paid for acquisitions was zero and $31.0 million for the first three months of 2012 and 2011, respectively. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions. Capital expenditures were $10.2 million and $7.4 million in the first three months of 2012 and 2011, respectively.

Financing activities In the first three months of 2012, cash used in financing activities was $9.7 million, which included $78.1 million in proceeds from debt and $88.1 million of repayments of debt on the revolving credit facility and $1.4 million of dividend payments. In the first three months of 2011, cash used in financing activities was $20.6 million, which included $45.0 million in proceeds from debt and $47.0 million of repayments of debt on the revolving credit facility, $20.0 million of debt repayments on the term loan and other debt and $0.5 million of dividend payments.

The following table shows outstanding indebtedness at March 31, 2012 and December 31, 2011.

In thousands	March 31, 2012	December 31, 2011
6.875% Senior Notes, due 2013	$150,000	$150,000
Revolving Credit Facility	235,000	245,000
Capital Leases	874	873

Total	385,874	395,873
Less—current portion	43	68

Long-term portion	$385,831	$395,805

Cash balance at March 31, 2012 and December 31, 2011 was $269.3 million and $285.6 million, respectively.

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the company with a $600 million, five-year revolving credit facility. The Company incurred approximately $2.0 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016.

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

Company Stock Repurchase Plan

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through March 31, 2012 repurchases are $26.0 million, leaving $124.0 million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first three months of 2012, the Company did not repurchase any shares. During 2011, the Company repurchased 438,600 shares of its stock at an average price of $59.33 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2012, the Company has recognized a total liability of $8.2 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

Since December 31, 2011, there have been no other significant changes in the total amount of the Company’s contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Statements in this 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 33% and 35% of total long-term debt at March 31, 2012 and December 31, 2011, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at March 31, 2012 would increase or decrease interest expense by about $1.2 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swap agreements which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first three months of 2012, approximately 50% of Wabtec’s net sales were to customers in the United States, 9% in the United Kingdom, 9% in Canada, 9% in Australia, 6% in Mexico, 2% in Germany and 15% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2012. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Except as described in Note 13 of the “Notes to Condensed Consolidated Financial Statements”, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through March 31, 2012 repurchases are $26.0 million, leaving $124.0 million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million, of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first three months of 2012, the Company did not repurchase any shares of its stock.

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
Alvaro Garcia-Tunon,
Executive Vice President,
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

DATE: May 3, 2012

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