Form 10-Q
period 2012-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2012-08-02
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer    ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common Stock, $.01 par value per share	47,890,299 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

June 30, 2012

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$234,105	$285,615
Accounts receivable	442,141	346,281
Inventories	388,798	348,174
Deferred income taxes	58,812	57,339
Other	19,608	18,373

Total current assets	1,143,464	1,055,782
Property, plant and equipment	526,648	513,113
Accumulated depreciation	(299,941)	(291,091)

Property, plant and equipment, net	226,707	222,022
Other Assets
Goodwill	623,931	587,531
Other intangibles, net	297,686	257,355
Other noncurrent assets	40,109	36,263

Total other assets	961,726	881,149

Total Assets	$2,331,897	$2,158,953

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$249,455	$244,649
Customer deposits	84,068	72,811
Accrued compensation	44,236	48,564
Accrued warranty	37,353	29,416
Current portion of long-term debt	43	68
Other accrued liabilities	135,159	145,877

Total current liabilities	550,314	541,385
Long-term debt	443,088	395,805
Accrued postretirement and pension benefits	60,497	63,837
Deferred income taxes	90,421	74,217
Accrued warranty	18,694	21,224
Other long-term liabilities	14,730	14,841

Total liabilities	1,177,744	1,111,309
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,885,466 and 47,946,360 outstanding at June 30, 2012 and December 31, 2011, respectively	662	662
Additional paid-in capital	368,917	360,914
Treasury stock, at cost, 18,289,301 and 18,228,407 shares, at June 30, 2012 and December 31, 2011, respectively	(327,016)	(309,196)
Retained earnings	1,174,801	1,053,706
Accumulated other comprehensive loss	(66,298)	(60,897)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	1,151,066	1,045,189
Non-controlling interest	3,087	2,455

Total shareholders’ equity	1,154,153	1,047,644

Total Liabilities and Shareholders’ Equity	$2,331,897	$2,158,953

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
In thousands, except per share data	2012	2011	2012	2011
Net sales	$609,820	$478,899	$1,193,129	$934,158
Cost of sales	(436,393)	(336,155)	(850,321)	(658,219)

Gross profit	173,427	142,744	342,808	275,939
Selling, general and administrative expense	(59,163)	(73,943)	(121,192)	(128,759)
Engineering expense	(10,145)	(9,132)	(20,294)	(18,020)
Amortization expense	(3,254)	(3,307)	(6,347)	(6,421)

Total operating expenses	(72,562)	(86,382)	(147,833)	(153,200)
Income from operations	100,865	56,362	194,975	122,739
Other income and expenses
Interest expense, net	(3,509)	(3,793)	(7,233)	(7,477)
Other income (expense), net	223	(410)	109	50

Income from operations before income taxes	97,579	52,159	187,851	115,312
Income tax expense	(32,867)	(15,825)	(63,878)	(38,026)

Net income attributable to Wabtec shareholders	$64,712	$36,334	$123,973	$77,286

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.35	$0.75	$2.58	$1.61

Diluted
Net income attributable to Wabtec shareholders	$1.33	$0.75	$2.56	$1.60

Weighted average shares outstanding
Basic	47,835	47,950	47,740	47,805
Diluted	48,422	48,463	48,333	48,303

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Net income attributable to Wabtec shareholders	$64,712	$36,334	$123,973	$77,286
Foreign currency translation (loss) gain	(16,519)	6,676	(5,618)	27,095
Unrealized gain on foreign exchange contracts	—	15	—	51
Unrealized (loss) gain on interest rate swap contracts	(2,378)	(111)	(2,161)	228
Pension benefit plans and post-retirement benefit plans	1,920	861	2,286	702

Comprehensive income before income taxes	47,735	43,775	118,480	105,362

Income tax expense related to components of other comprehensive income	351	(238)	92	(392)

Comprehensive income attributable to Wabtec shareholders	$48,086	$43,537	$118,572	$104,970

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
In thousands	2012	2011
Operating Activities
Net income attributable to Wabtec shareholders	$123,973	$77,286
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20,194	20,774
Stock-based compensation expense	9,920	9,370
Loss on disposal of property, plant and equipment	1,498	122
Excess income tax benefits from exercise of stock options	(725)	(3,689)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(87,079)	(65,579)
Inventories	(28,373)	(46,806)
Accounts payable	(2,205)	6,462
Accrued income taxes	(16,158)	3,823
Accrued liabilities and customer deposits	12,286	76,538
Other assets and liabilities	(2,795)	(12,255)

Net cash provided by operating activities	30,536	66,046
Investing Activities
Purchase of property, plant and equipment	(16,461)	(12,816)
Proceeds from disposal of property, plant and equipment	93	291
Acquisitions of business, net of cash acquired	(88,370)	(51,777)
Acquisition purchase price adjustment	—	40

Net cash used for investing activities	(104,738)	(64,262)
Financing Activities
Proceeds from debt	172,400	79,000
Payments of debt	(125,135)	(104,817)
Proceeds from exercise of stock options and other benefit plans	1,465	4,168
Stock repurchase	(21,927)	(6,187)
Excess income tax benefits from exercise of stock options	725	3,689
Cash dividends ($0.06 and $0.02 per share for the six months ended June 30, 2012 and 2011, respectively)	(2,880)	(965)

Net cash provided by (used for) financing activities	24,648	(25,112)
Effect of changes in currency exchange rates	(1,956)	7,862

Decrease in cash	(51,510)	(15,466)
Cash, beginning of year	285,615	236,941

Cash, end of period	$234,105	$221,475

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first six months of 2012, about 51% of the Company’s revenues came from customers outside the U.S.

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

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $95.3 million and $58.9, customer deposits were $84.1 million and $72.8, and provisions for loss contracts were $11.4 million and $9.3 million at June 30, 2012 and December 31, 2011, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $16.4 million and $15.4 million at June 30, 2012 and December 31, 2011, respectively.

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

Financial Derivatives and Hedging Activities The Company has periodically entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counter-party to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At June 30, 2012, the Company had no forward contracts.

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

Effective June 30, 2012, the Company had interest rate swap agreements with a notional amount of $107.0 million and which effectively changed the Company’s interest rate on bank debt at June 30, 2012 from a variable rate to a fixed rate of 1.81%. The interest rate swap agreements mature on December 31, 2012. As of June 30, 2012, the Company has recorded a current liability of $0.8 million and a corresponding offset in accumulated other comprehensive loss of $0.5 million, net of tax, related to these agreements.

Also, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. Effective July 31, 2013, with a termination date of November 7, 2016, the interest rate swap agreement will convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the applicable borrowing margin. As of June 30, 2012, the Company has recorded a current liability of $2.8 million and a corresponding offset in accumulated other comprehensive loss of $1.7 million, net of tax, related to this agreement.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction gains recognized in other income (expense), net were $631,000 for the three months ended June 30, 2012. Foreign exchange transaction losses recognized in other income (expense), net were $589,000 for the three months ended June 30, 2011. Foreign exchange transaction gains recognized in other income (expense), net were $1.0 million for the six months ended June 30, 2012. Foreign exchange transaction losses recognized in other income (expense), net were $266,000 for the six months ended June 30, 2011.

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. Net income attributable to non-controlling interests for the three and six months ended June 30, 2012 and 2011 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.

The components of accumulated other comprehensive loss were:

In thousands	June 30, 2012	December 31, 2011
Foreign currency translation loss	$(8,065)	$(2,447)
Unrealized loss on interest rate swap contracts, net of tax	(2,177)	(871)
Pension benefit plans and post retirement benefit plans, net of tax	(56,056)	(57,579)

Total accumulated comprehensive loss	$(66,298)	$(60,897)

3. ACQUISITIONS

The Company made the following acquisitions within the Transit Segment:

•

On November 18, 2011, the Company acquired Fulmer Company (“Fulmer”), a leading manufacturer of motor components for rail, power generation and other industrial markets, for a net purchase price of $13.6 million, resulting in preliminary additional goodwill of $2.0 million, which will be deductible for tax purposes.

•

On June 29, 2011, the Company acquired an aftermarket transit parts business (“ATP”) from GE Transportation, a parts supply business for propulsion and control systems for the passenger transit car aftermarket in North America for a net purchase price of $21.1 million, resulting in no additional goodwill.

•

On February 25, 2011, the Company acquired Brush Traction Group (“Brush Traction”), a UK-based provider of locomotive overhauls, services and aftermarket components for a net purchase price of approximately $30.7 million, resulting in additional goodwill of $20.5 million, which will be deductible for tax purposes.

•

On June 14, 2012, the Company acquired Mors Smitt Holding (“Mors Smitt”), a leading manufacturer of electronic components for rail and industrial markets with operations in the Netherlands, the United Kingdom, the U.S., France, China and Hong-Kong, for a net purchase price of approximately $88.4 million, net of cash, resulting in preliminary additional goodwill of $35.0 million, none of which will be deductible for tax purposes.

•

On July 13, 2012, subsequent to the close of our accounting quarter, the Company acquired Tec Tran Corp. and its affiliates (“Tec Tran”), the only U.S.-owned manufacturer of hydraulic braking systems for transit cars, based in North Carolina, for a net purchase price of approximately $8.3 million, net of cash.

The Company made the following acquisition within the Freight Segment:

•

On November 3, 2011, the Company acquired Bearward Engineering (“Bearward”), a UK-based manufacturer of cooling systems and related equipment for power generation and other industrial markets, for a net purchase price of approximately $43.6 million, net of cash, resulting in preliminary additional goodwill of $24.2 million, none of which will be deductible for tax purposes.

The acquisitions listed above, excluding Tec Tran, include escrow deposits of $13.7 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

For the Bearward, Fulmer and Mors Smitt acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the Brush Traction and ATP acquisitions, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	Brush Traction	ATP	Bearward	Fulmer	Mors Smitt
In thousands	February 25, 2011	June 29, 2011	November 3, 2011	November 18, 2011	June 14, 2012
Current assets	$19,558	$—	$14,777	$4,203	$23,947
Property, plant & equipment	8,862	—	4,498	1,636	6,536
Goodwill and other intangible assets	30,816	21,100	43,200	8,409	84,000
Other assets	—	—	16	—	944

Total assets acquired	59,236	21,100	62,491	14,248	115,427
Total liabilities assumed	(28,559)	—	(18,865)	(657)	(27,057)

Net assets acquired	$30,677	$21,100	$43,626	$13,591	$88,370

Of the allocation of $105.8 million of acquired intangible assets for the companies listed in the above table exclusive of goodwill, $74.4 million was assigned to customer relationships, $22.8 million was assigned to trade names, $2.1 million was assigned to a license agreement, $1.0 million was assigned to non-compete agreements and $5.5 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 20 years, the license agreement’s useful life is 20 years, and the non-compete agreements average useful life is two years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above, excluding Tec Tran, had occurred on January 1, 2011:

In thousands	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net sales	$623,548	$517,481	$1,220,608	$1,013,673
Gross profit	179,124	154,090	354,212	299,717
Net income attributable to Wabtec shareholders	64,305	38,387	123,611	83,744
Diluted earnings per share
As Reported	$1.33	$0.75	$2.56	$1.60
Pro forma	$1.33	$0.79	$2.56	$1.73

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	June 30, 2012	December 31, 2011
Raw materials	$162,982	$154,885
Work-in-process	131,128	110,179
Finished goods	94,688	83,110

Total inventories	$388,798	$348,174

5. INTANGIBLES

Goodwill was $623.9 million and $587.5 million at June 30, 2012 and December 31, 2011, respectively. The change in the carrying amount of goodwill by segment for the six months ended June 30, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2011	$388,221	$199,310	$587,531
Acquisition	—	34,951	34,951
Adjustment to preliminary purchase allocation	1,901	992	2,893
Foreign currency impact	362	(1,806)	(1,444)

Balance at June 30, 2012	$390,484	$233,447	$623,931

As of June 30, 2012 and December 31, 2011, the Company’s trademarks had a net carrying amount of $124.7 million and $114.6 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	June 30, 2012	December 31, 2011
Patents and other, net of accumulated amortization of $33,806 and $32,316	$13,120	$14,849
Customer relationships, net of accumulated amortization of $25,684 and $21,295	159,851	127,960

Total	$172,971	$142,809

The weighted average remaining useful life of patents, customer relationships and intellectual property were five years, 16 years and 17 years, respectively. Amortization expense for intangible assets was $3.3 million and $6.3 million for the three and six months ended June 30, 2012, respectively and $3.3 million and $6.4 million for the three and six months ended June 30, 2011, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

Remainder of 2012	$8,402
2013	11,780
2014	11,132
2015	10,635
2016	10,478

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	June 30, 2012	December 31, 2011
6.875% Senior Notes, due 2013	$150,000	$150,000
Revolving Credit Facility	292,000	245,000
Capital Leases	1,131	873

Total	443,131	395,873
Less—current portion	43	68

Long-term portion	$443,088	$395,805

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the Company with a $600 million, five-year revolving credit facility. The Company incurred approximately $2.0 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016. The 2011 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At June 30, 2012, the Company had available bank borrowing capacity of approximately $259.0 million, net of $49.0 million of letters of credit, subject to certain financial covenant restrictions.

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

At June 30, 2012 the weighted average interest rate on the Company’s variable rate debt was 1.25%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swap agreements which effectively convert a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contracts. On June 30, 2012, the notional value of the interest rate swaps outstanding was $107.0 million and effectively changed the Company’s interest rate on bank debt at June 30, 2012 from a variable rate to a fixed rate of 1.81%. The interest rate swap agreements mature on December 31, 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions with excellent credit ratings and history of performance. The Company currently believes the risk of nonperformance is negligible.

Also, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. Effective July 31, 2013, with a termination date of November 7, 2016, the interest rate swap agreement will convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the applicable borrowing margin.

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

6.875% Senior Notes Due August 2013

In August 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The principal balance is due in full at maturity.

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

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$95	$74	$491	$820
Interest cost	542	619	1,764	1,951
Expected return on plan assets	(775)	(851)	(2,021)	(2,166)
Net amortization/deferrals	807	607	674	513
Settlement loss recognized	—	—	—	304

Net periodic benefit cost	$669	$449	$908	$1,422

Assumptions
Discount rate	4.30%	5.20%	4.96%	5.43%
Expected long-term rate of return	7.50%	8.00%	6.12%	6.72%
Rate of compensation increase	3.00%	3.00%	3.21%	3.17%

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$191	$148	$986	$1,622
Interest cost	1,084	1,238	3,536	3,849
Expected return on plan assets	(1,550)	(1,702)	(4,050)	(4,294)
Net amortization/deferrals	1,613	1,213	1,351	1,018
Settlement loss recognized	—	—	293	588

Net periodic benefit cost	$1,338	$897	$2,116	$2,783

Assumptions
Discount rate	4.30%	5.20%	4.96%	5.43%
Expected long-term rate of return	7.50%	8.00%	6.12%	6.72%
Rate of compensation increase	3.00%	3.00%	3.21%	3.17%

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $1.7 million to the U.S. plans and $6.6 million to the international plans during 2012.

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

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$10	$10	$11	$14
Interest cost	350	399	50	59
Net amortization/deferrals	(200)	(245)	(82)	(98)

Net periodic benefit cost	$160	$164	$(21)	$(25)

Assumptions
Discount rate	4.30%	5.20%	5.15%	5.50%

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$19	$20	$22	$28
Interest cost	701	798	100	117
Net amortization/deferrals	(401)	(489)	(164)	(195)

Net periodic benefit cost	$319	$329	$(42)	$(50)

Assumptions
Discount rate	4.30%	5.20%	5.15%	5.50%

8. STOCK-BASED COMPENSATION

As of June 30, 2012, the Company maintains employee stock-based compensation plans for stock options, restricted stock, restricted units, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the 2000 Plan or the Directors Plan subsequent to October 31, 2016. The 2011 Plan has a 10- year term through March 27, 2021 and provides a maximum of 1,900,000 shares for grants or awards.

Stock-based compensation expense was $10.1 million and $9.4 million for the six months ended June 30, 2012 and 2011, respectively. Included in the stock-based compensation expense for 2012 above is $1.3 million of expense related to stock options, $2.4 million related to restricted stock, $377,000 related to restricted units, $5.6 million related to incentive stock awards and $400,000 related to awards issued for Directors’ fees. At June 30, 2012, unamortized compensation expense related to stock options, restricted stock, restricted units and incentive stock awards expected to vest totaled $28.2 million and will be recognized over a weighted average period of 1.5 years.

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

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011	862,392	$34.74	6.5	$30,362
Granted	74,698	70.63		551
Exercised	(58,883)	24.88		(3,128)
Canceled	(26,717)	34.46		(1,164)

Outstanding at June 30, 2012	851,490	$38.58	6.4	$33,572

Exercisable at June 30, 2012	562,786	$31.69	6.1	$26,070

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2012	2011
Dividend yield	.23%	.07%
Risk-free interest rate	1.34%	3.03%
Stock price volatility	44.95%	45.58%
Expected life (years)	5.0	5.0

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

In addition, the Company has annually issued incentive stock awards to eligible employees that vest, upon attainment of certain three year performance goals. Based on the Company’s performance for each three year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2012, the Company estimates that it will achieve 200%, 200% and 100% for the incentive stock awards expected to vest based on performance for the three year periods ending December 31, 2012, 2013, and 2014, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and unit activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the six months ended June 30, 2012:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	274,609	646,362	$44.04
Granted	105,647	118,660	70.71
Vested	(97,694)	(122,079)	35.63
Adjustment for incentive stock awards expected to vest	—	14,802	42.96
Canceled	(13,008)	(2,219)	39.72

Outstanding at June 30, 2012	269,554	655,526	$52.46

9. INCOME TAXES

The overall effective income tax rate was 33.7% and 34.0% for the three and six months ended June 30, 2012, respectively, and 30.3% and 33.0% for the three and six months ended June 30, 2011, respectively. The increase in the effective tax rate is due to a $1.7 million benefit recorded in the second quarter of 2011 relating to settlements with taxing authorities and the expiration of statutory review periods in various jurisdictions.

As of June 30, 2012, the liability for income taxes associated with uncertain tax positions is $7.5 million, of which $1.6 million, if recognized would favorably affect the Company’s effective tax rate. As of December 31, 2011 the liability associated with uncertain tax positions was $8.2 million, of which $2.1 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012 the total accrued interest and penalties are $2.3 million and $1.2 million, respectively. As of December 31, 2011 the total accrued interest and penalties were $2.8 million and $1.5 million, respectively.

The Internal Revenue Service is currently auditing the 2009 and 2010 tax years. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2009.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $0.1 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,
In thousands, except per share	2012	2011
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$64,712	$36,334
Less: dividends declared—common shares and non-vested restricted stock	(1,442)	(484)

Undistributed earnings	63,270	35,850
Percentage allocated to common shareholders(1)	99.5%	99.5%

	62,954	35,671
Add: dividends declared—common shares	1,435	482

Numerator for basic and diluted earnings per common share	$64,389	$36,153

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,835	47,950
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	587	513

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,422	48,463

Net income per common share attributable to Wabtec shareholders
Basic	$1.35	$0.75
Diluted	$1.33	$0.75
(1) Basic weighted-average common shares outstanding	47,835	47,950
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	48,066	48,191
Percentage allocated to common shareholders	99.5%	99.5%

	Six Months Ended June 30,
In thousands, except per share	2012	2011
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$123,973	$77,286
Less: dividends declared—common shares and non-vested restricted stock	(2,880)	(965)

Undistributed earnings	121,093	76,321
Percentage allocated to common shareholders(1)	99.5%	99.5%

	120,488	75,939
Add: dividends declared—common shares	2,865	963

Numerator for basic and diluted earnings per common share	$123,353	$76,902

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,740	47,805
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	593	498

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,333	48,303

Net income per common share attributable to Wabtec shareholders
Basic	$2.58	$1.61
Diluted	$2.56	$1.60
(1) Basic weighted-average common shares outstanding	47,740	47,805
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,989	48,041
Percentage allocated to common shareholders	99.5%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Six Months Ended June 30,
In thousands	2012	2011
Balance at December 31, 2011 and 2010, respectively	$50,640	$35,513
Warranty expense	12,914	9,384
Acquisitions	294	12,008
Warranty claim payments	(7,801)	(8,927)

Balance at June 30, 2012 and 2011, respectively	$56,047	$47,978

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

Valuation Hierarchy ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2012, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at June 30, 2012	Fair Value Measurements at June 30, 2012 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	3,603	—	3,603	—

Total	$3,603	$—	$3,603	$—

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

13. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in Note 18 therein, filed on February 24, 2012. During the first six months for 2012, there were no material changes to the information described in the Form 10-K.

The Company is also subject to litigation from time to time arising out of its operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in Note 18 therein, filed on February 24, 2012. During the first six months of 2012, there were no material changes to the information described in the Form 10-K.

The Company is also subject to other commitments and contingencies arising from environmental conditions or regulations as described in its Annual Report on Form 10-K for the year ended December 31, 2011, in Note 18 therein, filed on February 24, 2012. During the first six months of 2012, there were no material changes to the information described in the Form 10-K.

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

Segment financial information for the three months ended June 30, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$407,706	$202,114	$—	$609,820
Intersegment sales/(elimination)	5,850	3,037	(8,887)	—

Total sales	$413,556	$205,151	$(8,887)	$609,820

Income (loss) from operations	$83,417	$21,934	$(4,486)	$100,865
Interest expense and other, net	—	—	(3,286)	(3,286)

Income (loss) from operations before income taxes	$83,417	$21,934	$(7,772)	$97,579

Segment financial information for the three months ended June 30, 2011 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$280,036	$198,863	$—	$478,899
Intersegment sales/(elimination)	3,619	1,639	(5,258)	—

Total sales	$283,655	$200,502	$(5,258)	$478,899

Income (loss) from operations	$52,396	$26,052	$(22,086)	$56,362
Interest expense and other, net	—	—	(4,203)	(4,203)

Income (loss) from operations before income taxes	$52,396	$26,052	$(26,289)	$52,159

Segment financial information for the six months ended June 30, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$804,994	$388,135	$—	$1,193,129
Intersegment sales/(elimination)	11,552	5,428	(16,980)	—

Total sales	$816,546	$393,563	$(16,980)	$1,193,129

Income (loss) from operations	$159,032	$44,549	$(8,606)	$194,975
Interest expense and other, net	—	—	(7,124)	(7,124)

Income (loss) from operations before income taxes	$159,032	$44,549	$(15,730)	$187,851

Segment financial information for the six months ended June 30, 2011 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$544,892	$389,266	$—	$934,158
Intersegment sales/(elimination)	7,910	2,034	(9,944)	—

Total sales	$552,802	$391,300	$(9,944)	$934,158

Income (loss) from operations	$99,973	$50,173	$(27,407)	$122,739
Interest expense and other, net	—	—	(7,427)	(7,427)

Income (loss) from operations before income taxes	$99,973	$50,173	$(34,834)	$115,312

Sales by product are as follows:

	Three Months Ended June 30,
In thousands	2012	2011
Specialty Products & Electronics	$298,447	$205,697
Brake Products	128,363	125,547
Remanufacturing, Overhaul & Build	109,933	82,223
Other Transit Products	54,902	48,994
Other	18,175	16,438

Total sales	$609,820	$478,899

Sales by product are as follows:

	Six Months Ended June 30,
In thousands	2012	2011
Specialty Products & Electronics	$577,288	$390,874
Brake Products	259,613	251,443
Remanufacturing, Overhaul & Build	218,655	161,657
Other Transit Products	100,800	99,884
Other	36,773	30,300

Total sales	$1,193,129	$934,158

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

Balance Sheet as of June 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$39,235	$8,435	$186,435	$—	$234,105
Accounts receivable	135	254,486	187,520	—	442,141
Inventories	—	270,909	117,889	—	388,798
Other current assets	61,701	6,199	10,520	—	78,420

Total current assets	101,071	540,029	502,364	—	1,143,464
Property, plant and equipment	4,709	123,430	98,568	—	226,707
Goodwill	7,980	400,411	215,540	—	623,931
Investment in subsidiaries	2,946,989	185,782	—	(3,132,771)	—
Other intangibles	—	168,939	128,747	—	297,686
Other long term assets	(10,045)	3,037	47,117	—	40,109

Total Assets	$3,050,704	$1,421,628	$992,336	$(3,132,771)	$2,331,897

Current liabilities	$51,749	$309,141	$189,424	$—	$550,314
Inter-company	1,328,838	(1,489,440)	160,602	—	—
Long-term debt	442,000	183	905	—	443,088
Other long term liabilities	73,964	31,386	78,992	—	184,342

Total liabilities	1,896,551	(1,148,730)	429,923	—	1,177,744
Stockholders’ equity	1,154,153	2,570,358	562,413	(3,132,771)	1,154,153

Total Liabilities and Stockholders’ Equity	$3,050,704	$1,421,628	$992,336	$(3,132,771)	$2,331,897

Balance Sheet as of December 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$75,621	$14,024	$195,970	$—	$285,615
Accounts receivable	186	196,909	149,186	—	346,281
Inventories	—	250,280	97,894	—	348,174
Other current assets	59,990	5,989	9,733	—	75,712

Total current assets	135,797	467,202	452,783	—	1,055,782
Property, plant and equipment, net	3,655	123,182	95,185	—	222,022
Goodwill	7,980	399,419	180,132	—	587,531
Investment in subsidiaries	2,675,378	183,357	—	(2,858,735)	—
Other intangibles, net	—	174,351	83,004	—	257,355
Other long term assets	(9,946)	5,640	40,569	—	36,263

Total assets	$2,812,864	$1,353,151	$851,673	$(2,858,735)	$2,158,953

Current liabilities	$72,396	$282,671	$186,318	—	$541,385
Intercompany	1,222,650	(1,303,441)	80,791	—	—
Long-term debt	395,000	198	607	—	395,805
Other long term liabilities	75,174	33,790	65,155	—	174,119

Total liabilities	1,765,220	(986,782)	332,871	—	1,111,309
Stockholders’ equity	1,047,644	2,339,933	518,802	(2,858,735)	1,047,644

Total Liabilities and Stockholders’ Equity	$2,812,864	$1,353,151	$851,673	$(2,858,735)	$2,158,953

Income Statement for the Three Months Ended June 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$431,392	$223,556	$(45,128)	$609,820
Cost of sales	(293)	(275,312)	(177,492)	16,704	(436,393)

Gross (loss) profit	(293)	156,080	46,064	(28,424)	173,427
Operating expenses	(15,571)	(38,879)	(18,112)	—	(72,562)

Operating (loss) profit	(15,864)	117,201	27,952	(28,424)	100,865
Interest (expense) income, net	(5,370)	1,006	855	—	(3,509)
Other income (expense), net	289	(1,791)	1,725	—	223
Equity earnings	107,941	24,573	—	(132,514)	—

Income (loss) from operations before income tax	86,996	140,989	30,532	(160,938)	97,579
Income tax expense	(22,284)	(3,218)	(7,365)	—	(32,867)

Net income (loss) attributable to Wabtec shareholders	$64,712	$137,771	$23,167	$(160,938)	$64,712

Comprehensive income (loss) attributable to Wabtec shareholders	$64,605	$137,771	$6,648	$(160,938)	$48,086

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended June 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$326,248	$190,868	$(38,217)	$478,899
Cost of sales	(380)	(211,286)	(139,706)	15,217	(336,155)

Gross profit (loss)	(380)	114,962	51,162	(23,000)	142,744
Operating expenses	(33,899)	(32,754)	(19,729)	—	(86,382)

Operating (loss) profit	(34,279)	82,208	31,433	(23,000)	56,362
Interest (expense) income, net	(5,593)	1,132	668	—	(3,793)
Other income (expense), net	173	214	(797)	—	(410)
Equity earnings	80,047	21,624	—	(101,671)	—

Income (loss) from operations before income tax	40,348	105,178	31,304	(124,671)	52,159
Income tax expense	(4,014)	(3,379)	(8,432)	—	(15,825)

Net income (loss) attributable to Wabtec shareholders	$36,334	$101,799	$22,872	$(124,671)	$36,334

Comprehensive income (loss) attributable to Wabtec shareholders	$36,861	$101,799	$29,548	$(124,671)	$43,537

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Six Months Ended June 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$846,042	$433,609	$(86,522)	$1,193,129
Cost of sales	(348)	(545,890)	(337,761)	33,678	(850,321)

Gross (loss) profit	(348)	300,152	95,848	(52,844)	342,808
Operating expenses	(32,772)	(77,863)	(37,198)	—	(147,833)

Operating (loss) profit	(33,120)	222,289	58,650	(52,844)	194,975
Interest (expense) income, net	(10,832)	2,184	1,415	—	(7,233)
Other income (expense), net	8,121	(6,094)	(1,918)	—	109
Equity earnings	201,639	36,960	—	(238,599)	—

Income (loss) from operations before income tax	165,808	255,339	58,147	(291,443)	187,851
Income tax expense	(41,835)	(6,811)	(15,232)	—	(63,878)

Net income (loss) attributable to Wabtec shareholders	$123,973	$248,528	$42,915	$(291,443)	$123,973

Comprehensive income (loss) attributable to Wabtec shareholders	$124,190	$248,528	$37,297	$(291,443)	$118,572

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Six Months Ended June 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$653,507	$344,624	$(63,973)	$934,158
Cost of sales	(379)	(428,830)	(258,973)	29,963	(658,219)

Gross profit (loss)	(379)	224,677	85,651	(34,010)	275,939
Operating expenses	(47,981)	(68,748)	(36,471)	—	(153,200)

Operating (loss) profit	(48,360)	155,929	49,180	(34,010)	122,739
Interest (expense) income, net	(10,963)	2,285	1,201	—	(7,477)
Other income (expense), net	7,394	(1,027)	(6,317)	—	50
Equity earnings	148,831	28,033	—	(176,864)	—

Income (loss) from operations before income tax	96,902	185,220	44,064	(210,874)	115,312
Income tax expense	(19,616)	(7,029)	(11,381)	—	(38,026)

Net income (loss) attributable to Wabtec shareholders	$77,286	$178,191	$32,683	$(210,874)	$77,286

Comprehensive income (loss) attributable to Wabtec shareholders	$77,875	$178,191	$59,779	$(210,874)	$104,971

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$30,954	$251,959	$39,066	$(291,443)	$30,536
Net cash used for investing activities	(91,723)	(9,220)	(3,795)	—	(104,738)
Net cash (used for) provided by financing activities	24,383	(248,328)	(42,850)	291,443	24,648
Effect of changes in currency exchange rates	—	—	(1,956)	—	(1,956)

Decrease in cash	(36,386)	(5,589)	(9,535)	—	(51,510)
Cash, beginning of year	75,621	14,024	195,970	—	285,615

Cash, end of period	$39,235	$8,435	$186,435	$—	$234,105

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(11,754)	$199,900	$88,774	$(210,874)	$66,046
Net cash used for investing activities	(1,209)	(26,498)	(36,555)	—	(64,262)
Net cash (used for) provided by financing activities	(25,295)	(178,221)	(32,470)	210,874	(25,112)
Effect of changes in currency exchange rates	—	—	7,862	—	7,862

(Decrease) increase in cash	(38,258)	(4,819)	27,611	—	(15,466)
Cash, beginning of year	42,714	13,226	181,001	—	236,941

Cash, end of period	$4,456	$8,407	$208,612	$—	$221,475

16. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Foreign currency gain (loss)	$631	$(589)	$1,041	$(266)
Other miscellaneous (expense) income	(408)	179	(932)	316

Total other income (expense), net	$223	$(410)	$109	$50

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first six months of 2012, about 51% of the Company’s revenues came from customers outside the U.S.

Management Review and Future Outlook

Wabtec’s long-term financial goals are to generate cash flow in excess of net income, maintaining a strong credit profile while minimizing our overall cost of capital; increase margins through strict attention to cost controls and implementation of the Wabtec Performance System; and increase revenues through a focused growth strategy, including global and market expansion, new products and technologies, aftermarket products and services, and acquisitions. In addition, Management evaluates the Company’s current operational performance through measures such as quality and on-time delivery.

The Company monitors a variety of factors and statistics to gauge market activity. The North America freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. In 2011 U.S. freight rail traffic increased due to the improving overall economy, which had a favorable effect on the Company’s Freight Segment, with increased demand for new locomotives and freight cars, and for aftermarket products and services. Whether demand continues to improve will depend largely on the overall economy and in rail traffic volumes. Through June 30, 2012 compared to the previous year, according to the Association of American Railroads, carloadings decreased 2.8% and revenue ton-miles decreased 2.0%, while intermodal loadings increased 3.4%. Excluding coal, carloadings increased 3.3%.

The North American transit rail industry is driven by government spending and ridership. According to the American Public Transportation Association, ridership increased 2.3% in 2011 and 5% in the first quarter of 2012. In June 2012, the U.S. federal government passed a two-year transportation funding bill, called MAP-21. As part of this bill, funding for transit programs is expected to be about $10.5 billion in each of the next two fiscal years, about the same as it was in the previous three years. Most government entities at all levels continue to face budget issues, which could have a negative effect on demand for the Company’s products and services.

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

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Net sales	$609.8	$478.9	$1,193.1	$934.1
Cost of sales	(436.4)	(336.2)	(850.3)	(658.2)

Gross profit	173.4	142.7	342.8	275.9
Selling, general and administrative expenses	(59.2)	(73.9)	(121.2)	(128.8)
Engineering expenses	(10.1)	(9.1)	(20.3)	(18.0)
Amortization expense	(3.2)	(3.3)	(6.3)	(6.4)

Total operating expenses	(72.5)	(86.3)	(147.8)	(153.2)
Income from operations	100.9	56.4	195.0	122.7
Interest expense, net	(3.5)	(3.8)	(7.2)	(7.5)
Other income (expense), net	0.2	(0.4)	0.1	0.1

Income from operations before income taxes	97.6	52.2	187.9	115.3
Income tax expense	(32.9)	(15.8)	(63.9)	(38.0)

Net income attributable to Wabtec shareholders	$64.7	$36.4	$124.0	$77.3

SECOND QUARTER 2012 COMPARED TO SECOND QUARTER 2011

The following table summarizes the results of operations for the period:

	Three months ended June 30,
In thousands	2012	2011	Percent Change
Freight Segment	$407,706	$280,036	45.6%
Transit Segment	202,114	198,863	1.6%

Net sales	609,820	478,899	27.3%
Income from operations	100,865	56,362	79.0%
Net income attributable to Wabtec shareholders	$64,712	$36,334	78.1%

The following table shows the major components of the change in sales in the second quarter of 2012 from the second quarter of 2011:

In thousands	Freight Segment	Transit Segment	Total
Second Quarter 2011 Net Sales	$280,036	$198,863	$478,899
Acquisitions	20,561	4,540	25,101
Change in Sales by Product Line:
Specialty Products & Electronics	72,366	2,364	74,730
Remanufacturing, Overhaul & Build	21,785	2,959	24,744
Brake Products	14,865	(7,608)	7,257
Other Transit Products	—	6,623	6,623
Foreign Exchange and Other	(1,907)	(5,627)	(7,534)

Second Quarter 2012 Net Sales	$407,706	$202,114	$609,820

Net sales increased by $130.9 million to $609.8 million from $478.9 million for the three months ended June 30, 2012 and 2011, respectively. The increase is due to higher Specialty Products and Electronics sales of $74.7 million primarily from increased demand for freight original equipment rail products, positive train control electronics and aftermarket products; higher Remanufacturing, Overhaul and Build sales of $24.7 million from increased demand for freight original equipment locomotives and aftermarket services for locomotives; and sales from acquisitions of $25.1 million. Company net sales decreased $10.0 million due to unfavorable effects of foreign exchange, but income from operations was generally not impacted by foreign exchange. Net income for the three months ended June 30, 2012 was $64.7 million or $1.33 per diluted share. Net income for the three months ended June 30, 2011 was $36.4 million or $0.75 per diluted share. Net income increased due to higher sales volume and decreased operating expenses discussed below.

Freight Segment sales increased by $127.7 million, or 45.6%, due to higher sales of $72.4 million for Specialty Products and Electronics, primarily resulting from increased demand for original equipment rail products, positive train control electronics and aftermarket rail products; $21.8 million from demand for freight original equipment locomotives and aftermarket services for locomotives; $20.6 million from acquisitions and $14.9 million for Brake Products. For the Freight Segment, net sales decreased by $3.9 million due to unfavorable effects of foreign exchange.

Transit Segment sales increased by $3.2 million, or 1.6%, due to higher sales of $6.6 million primarily from certain transit car build contracts and demand for transit bus doors, $4.5 million from acquisitions, and $3.0 million from increased demand for transit car rebuild and overhauls. Partially offsetting these increases were lower sales of $7.6 million from decreased demand for transit brake products. For the Transit Segment, net sales decreased by $6.1 million due to unfavorable effects of foreign exchange.

Cost of Sales and Gross Profit. Cost of Sales increased by $100.2 million to $436.4 million in the second quarter of 2012 compared to $336.2 million in the same period of 2011. In the second quarter of 2012, cost of sales, as a percentage of sales was 71.6% compared to 70.2% in the same period of 2011.

Raw material costs increased as a percentage of sales to approximately 45% in the second quarter of 2012 from 43% in the same period of 2011. Labor costs as a percentage of sales were approximately 11% in the second quarter of 2012 and 2011. Overhead costs as a percentage of sales were approximately 16% in the second quarter of 2012 and 2011. Freight Segment raw material costs increased as a percentage of sales to approximately 46% in the second quarter of 2012 from 44% in the same period of 2011. Freight Segment labor costs as a percentage of sales were approximately 10% in the second quarter of 2012 and 2011, and overhead costs decreased as a percentage of sales to approximately 14% in the second quarter of 2012 from 15% in the same period of 2011. Transit Segment raw material costs decreased as a percentage of sales to approximately 42% in the second quarter of 2012 from 43% in the same period of 2011. Transit Segment labor costs increased as a percentage of sales to approximately 14% in the second quarter of 2012 from 11% in the same period of 2011, and overhead costs as a percentage of sales were approximately 18% in the second quarter of 2012 and 2011. Transit Segment labor costs increased as a percentage of sales due to higher service related sales, which carry higher labor costs on a cost of sales percentage basis.

In general, raw material costs increased as a percentage of sales reflecting the higher mix of revenue generated from freight original equipment sales, which has a higher raw material component as cost of sales, partially offset by lower transit raw material costs. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume.

In addition, included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $2.8 million higher in the second quarter of 2012 compared to the same period of 2011 due to increased sales and increases for certain transit contracts.

Gross profit increased to $173.4 million in the second quarter of 2012 compared to $142.7 million in the same period of 2011, for the reasons discussed above. Accordingly, for the second quarter of 2012, gross profit, as a percentage of sales, was 28.4% compared to 29.8%, for the second quarter of 2011.

Operating expenses The following table shows our operating expenses:

	Three months ended June 30,
In thousands	2012	2011	Percent Change
Selling, general and administrative expenses	$59,163	$73,943	(20.0)%
Engineering expenses	10,145	9,132	11.1%
Amortization expense	3,254	3,307	(1.6)%

Total operating expenses	$72,562	$86,382	(16.0)%

Selling, general, and administrative expenses decreased $14.8 million in the second quarter of 2012 compared to the same period of 2011 primarily due to an $18.1 million charge for a court ruling, partially offset by a benefit of $2.4 million for a settlement related to a prior acquisition which were both recorded in the second quarter of 2011. Engineering expense increased by $1.0 million in the second quarter of 2012 compared to the same period of 2011 as the company focused engineering resources on product development. Costs related to engineering for specific customer contracts are included in cost of sales. Total operating expenses were 11.9% and 18.0% of sales for the second quarter of 2012 and 2011, respectively.

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Corporate costs are allocated to the freight and transit segments based on segment revenues. Certain corporate departmental expenses are not allocated. Corporate non-allocated operating expenses decreased $17.6 million because of the charge for a court ruling discussed above, partially offset by increases in other non-allocated departmental expenses.

Freight segment operating expenses increased $2.7 million in the second quarter of 2012 compared to the same period of 2011 because of $2.0 million of incremental expense from acquisitions and an increase in selling, general and administrative expense supporting higher sales volume. Freight segment operating expenses were 9.2% and 12.5% of sales for the second quarter of 2012 and 2011, respectively.

Transit segment operating expenses increased $1.1 million in the second quarter of 2012 compared to the same period of 2011 because of $0.9 million of incremental expense from acquisitions and a benefit of $2.4 million for a settlement related to a prior acquisition which was recorded in the second quarter of 2011, partially offset by a decrease of $1.1 million in the expenses allocated to the operating segments and a decrease in other selling, general and administrative expenses from cost saving initiatives. Transit segment operating expenses were 14.5% and 14.3% of sales for the second quarter of 2012 and 2011, respectively.

Income from operations Income from operations totaled $100.9 million or 16.5% of sales in the second quarter of 2012 compared to $56.4 million or 11.8% of sales in the same period of 2011. Income from operations increased due to higher sales volume and decreased operating expenses discussed above.

Interest expense, net Overall interest expense, net, was comparable to the prior period.

Other income (expense), net The Company recorded foreign exchange gains of $0.6 million in the second quarter of 2012 and foreign exchange losses of $0.6 million in the second quarter of 2011 due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 33.7% and 30.3% for the second quarter of 2012 and 2011, respectively. The increase in the effective rate is due to a $1.7 million benefit recorded in the second quarter of 2011 relating to settlements with taxing authorities and the expiration of statutory review periods in various jurisdictions.

Net income Net income for the second quarter of 2012 increased $28.4 million, compared with the same period of 2011. The increase in net income is due to higher sales volume and decreased operating expenses discussed above.

FIRST SIX MONTHS OF 2012 COMPARED TO FIRST SIX MONTHS OF 2011

The following table summarizes the results of operations for the period:

	Six months ended June 30,
In thousands	2012	2011	Percent Change
Freight Segment	$804,994	$544,892	47.7%
Transit Segment	388,135	389,266	(0.3)%

Net sales	1,193,129	934,158	27.7%
Income from operations	194,975	122,739	58.9%
Net income attributable to Wabtec shareholders	$123,973	$77,286	60.4%

The following table shows the major components of the change in sales in the first six months of 2012 from the first six months of 2011:

In thousands	Freight Segment	Transit Segment	Total
First Six Months of 2011 Net Sales	$544,892	$389,266	$934,158
Acquisitions	40,576	17,624	58,200
Change in Sales by Product Line:
Specialty Products & Electronics	140,077	7,572	147,649
Remanufacturing, Overhaul & Build	47,383	(5,507)	41,876
Brake Products	28,627	(14,668)	13,959
Other Transit Products	—	1,873	1,873
Foreign Exchange and Other	3,439	(8,025)	(4,586)

First Six Months of 2012 Net Sales	$804,994	$388,135	$1,193,129

Net sales increased by $259.0 million to $1,193.1 million from $934.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase is due to higher Specialty Products and Electronics sales of $147.6 million primarily from increased demand for freight original equipment rail products, positive train control electronics and aftermarket products; sales related to acquisitions of $58.2 million; higher Remanufacturing, Overhaul and Build sales of $41.9 million from increased demand for freight original equipment locomotives and aftermarket services for locomotives; and higher Brake Products sales of $14.0 million due to higher demand for original equipment brakes. Company net sales decreased $12.2 million and income from operations decreased $1.0 million due to unfavorable effects of foreign exchange. Net income for the six months ended June 30, 2012 was $124.0 million or $2.56 per diluted share. Net income for the six months ended June 30, 2011 was $77.3 million or $1.60 per diluted share. Net income increased due to higher sales volume and decreased operating expenses discussed below.

Freight Segment sales increased by $260.1 million, or 47.7%, due to higher sales of $140.1 million for Specialty Products and Electronics, primarily resulting from increased demand for original equipment rail products, positive train control electronics and aftermarket rail products; $47.4 million from demand for freight original equipment locomotives and aftermarket services for locomotives; $40.6 million from acquisitions and $28.6 million for Brake Products. For the Freight Segment, net sales decreased by $3.3 million due to unfavorable effects of foreign exchange.

Transit Segment sales decreased by $1.1 million, or 0.3%, due to lower sales of $20.2 million primarily from decreased demand for transit brake products and the completion of certain transit locomotive build contracts. Partially offsetting this decrease was $17.6 million of sales from acquisitions and $7.6 million of higher electronic sales from increased demand for transit positive train control electronics. For the Transit Segment, net sales decreased by $8.9 million due to unfavorable effects of foreign exchange.

Cost of Sales and Gross Profit Cost of Sales increased by $192.1 million to $850.3 million in the first six months of 2012 compared to $658.2 million in the same period of 2011. In the first six months of 2012, cost of sales, as a percentage of sales was 71.3% compared to 70.5% in the same period of 2011.

Raw material costs increased as a percentage of sales to approximately 44% in the first six months of 2012 from 43% in the same period of 2011. Labor costs as a percentage of sales were approximately 11% in the first six months of 2012 and 2011. Overhead costs decreased as a percentage of sales to approximately 16% in the first six months of 2012 from 17% in the same period of 2011. Freight Segment raw material costs increased as a percentage of sales to approximately 45% in the first six months of 2012 from 43% in the same period of 2011. Freight Segment labor costs as a percentage of sales were approximately 10% in the first six months of 2012 and 2011, and overhead costs decreased as a percentage of sales to approximately 15% in the first six months of 2012 from 16% in the same period of 2011. Transit Segment raw material costs decreased as a percentage of sales to approximately 42% in the first six months of 2012 from 43% in the same period of 2011. Transit Segment labor costs increased as a percentage of sales to approximately 13% in the first six months of 2012 from 11% in the same period of 2011, and overhead costs decreased as a percentage of sales to approximately 18% in the first six months of 2012 from 19% in the same period of 2011. Transit Segment labor costs increased as a percentage of sales due to higher service related sales, which carry higher labor costs on a cost of sales percentage basis.

In general, raw material costs increased as a percentage of sales reflecting the higher mix of revenue generated from freight original equipment sales, which has a higher raw material component as cost of sales, partially offset by lower transit raw material costs. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume.

In addition, included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $3.5 million higher in the first six months of 2012 compared to the same period of 2011 due to increased sales and increases for certain transit contracts.

Gross profit increased to $342.8 million in the first six months of 2012 compared to $275.9 million in the same period of 2011, for the reasons discussed above. Accordingly, for the first six months of 2012, gross profit, as a percentage of sales, was 28.7% compared to 29.5%, for the first six months of 2011.

Operating expenses The following table shows our operating expenses:

	Six months ended June 30,
In thousands	2012	2011	Percent Change
Selling, general and administrative expenses	$121,192	$128,759	(5.9)%
Engineering expenses	20,294	18,020	12.6%
Amortization expense	6,347	6,421	(1.2)%

Total operating expenses	$147,833	$153,200	(3.5)%

Selling, general, and administrative expenses decreased $7.6 million in the first six months of 2012 compared to the same period of 2011. The decrease is due primarily due to an $18.1 million charge for a court ruling, partially offset by a benefit of $2.4 million for a settlement related to a prior acquisition which were both recorded in the second quarter of 2011, $5.4 million of expenses from acquisitions, and $2.5 million of incentive and non-cash compensation. Engineering expense increased by $2.3 million in the first six months of 2012 compared to the same period of 2011 as the company focused engineering resources on product development. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense decreased slightly in the first six months of 2012 compared to the same period in 2011 due to amortization of intangibles in 2011 associated with acquisitions. Total operating expenses were 12.4% and 16.4% of sales for the first six months of 2012 and 2011, respectively.

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Corporate costs are allocated to the freight and transit segments based on segment revenues. Certain corporate departmental expenses are not allocated. Corporate non-allocated operating expenses decreased $18.8 million because of the charge for a court ruling discussed above and decreases in other non-allocated departmental expenses.

Freight segment operating expenses increased $10.4 million in the first six months of 2012 compared to the same period of 2011 because of $3.9 million of expenses from acquisitions, an increase of $2.9 million in expenses allocated to the operating segments and an increase in selling, general and administrative expense supporting higher sales volume. Freight segment operating expenses were 9.9% and 12.8% of sales for the first six months of 2012 and 2011, respectively.

Transit segment operating expenses increased $3.0 million in the first six months of 2012 compared to the same period of 2011 because of $1.7 million of expenses from acquisitions and a benefit of $2.4 million for a settlement related to a prior acquisition which was recorded in the second quarter of 2011, partially offset by a decrease of $0.6 million in the expenses allocated to the operating segments and a decrease in other selling, general and administrative expenses from cost saving initiatives. Transit segment operating expenses were 14.8% and 14.1% of sales for the first six months of 2012 and 2011, respectively.

Income from operations Income from operations totaled $195.0 million or 16.3% of sales in the first six months of 2012 compared to $122.7 million or 13.1% of sales in the same period of 2011. Income from operations increased due to higher sales volume and decreased operating expenses discussed above.

Interest expense, net Overall interest expense, net, was comparable to the prior period.

Other income (expense), net The Company recorded foreign exchange gains of $1.0 million in the first six months of 2012 and foreign exchange losses of $0.3 million in the first six months of 2011 due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 34.0% and 33.0% for the first six months of 2012 and 2011, respectively. The increase in the effective rate is due to a $1.7 million benefit recorded in the second quarter of 2011 relating to settlements with taxing authorities and the expiration of statutory review periods in various jurisdictions.

Net income Net income for the first six months of 2012 increased $46.7 million, compared with the same period of 2011. The increase in net income is due to higher sales volume and decreased operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Six months ended June 30,
In thousands	2012	2011
Cash provided by (used for):
Operating activities	$30,536	$66,046
Investing activities	(104,738)	(64,262)
Financing activities	26,648	(25,112)
Decrease in cash	$(51,510)	$(15,466)

Operating activities In the first six months of 2012 and 2011, cash provided by operations was $30.5 million and $66.0 million, respectively. In comparison to the first six months of 2011, cash provided by operations in 2012 resulted from higher net income and higher non-cash items, offset by a net increase in working capital. In 2012, accounts receivable increased by $87.1 million, due to higher sales, and inventory increased by $28.4 million from the prior year due to certain Transit Segment contracts and to support the higher sales volume. Accounts payable decreased by $2.2 million due to timing of payments and accrued income taxes decreased by $16.2 million due to payments. All other operating assets and liabilities, net, provided cash of $9.5 million. In 2011, accounts receivable increased by $65.6 million and inventory increased by $46.8 million from the prior year. Accounts payable decreased by $6.5 million. All other operating assets and liabilities, net, used cash of $68.1 million due primarily to the payment timing of certain accrued liabilities. The accrual of $18.1 million for a court ruling and a $47.1 million increase in customer deposits for certain contracts.

Investing activities In the first six months of 2012 and 2011, cash used in investing activities was $104.7 million and $64.3 million, respectively. Net cash paid for acquisitions was $88.4 million and $51.8 million for the first six months of 2012 and 2011, respectively. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions. Capital expenditures were $16.5 million and $12.8 million in the first six months of 2012 and 2011, respectively.

Financing activities In the first six months of 2012, cash provided by financing activities was $24.7 million, which included $172.4 million in proceeds from debt and $125.4 million of repayments of debt on the revolving credit facility, $2.9 million of dividend payments and $21.9 million for the repurchase of 298,800 shares of stock. In the first six months of 2011, cash used in financing activities was $25.1 million, which included $79.0 million in proceeds from debt and $75.0 million of repayments of debt on the revolving credit facility, $29.8 million of debt repayments on the term loan and other debt, $1.0 million of dividend payments and $6.2 million for the repurchase of 95,000 shares of stock.

The following table shows outstanding indebtedness at June 30, 2012 and December 31, 2011.

In thousands	June 30, 2012	December 31, 2011
6.875% Senior Notes, due 2013	$150,000	$150,000
Revolving Credit Facility	292,000	245,000
Capital Leases	1,131	873

Total	443,131	395,873
Less—current portion	43	68

Long-term portion	$443,088	$395,805

Cash balance at June 30, 2012 and December 31, 2011 was $234.1 million and $285.6 million, respectively.

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

6.875% Senior Notes Due August 2013

In August 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement and for general corporate purposes. The principal balance is due in full at maturity. The Company is in compliance with the restrictions and covenants in the indenture under which the Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities. Refer to Note 6 of the “Notes to Condensed Consolidated Financial Statements” for additional information regarding the Notes.

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

Company Stock Repurchase Plan

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through June 30, 2012, repurchases are $47.9 million, leaving $102.1 million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first six months of 2012, the Company repurchased 298,800 shares of its stock at an average price of $73.38 per share. During 2011, the Company repurchased 438,600 shares of its stock at an average price of $59.33 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2012, the Company has recognized a total liability of $7.5 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 42% and 35% of total long-term debt at June 30, 2012 and December 31, 2011, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at June 30, 2012 would increase or decrease interest expense by about $1.9 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swap agreements which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first six months of 2012, approximately 49% of Wabtec’s net sales were to customers in the United States, 10% in the United Kingdom, 10% in Australia, 9% in Canada, 6% in Mexico, 2% in Germany and 14% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2012. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through June 30, 2012 repurchases are $47.9 million, leaving $102.1 million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million, of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first six months of 2012, the Company repurchased 298,800 shares of its stock at an average price of $73.38 per share. All purchases were on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
April 1, 2012 to April 28, 2012	—	—	—	$123,977,547
April 29, 2012 to May 26, 2012	243,800	73.65	243,800	$106,021,073
May 27, 2012 to June 30, 2012	55,000	72.19	55,000	$102,050,526

Total	298,800	$73.38	298,800	$102,050,526

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003.

3.2	Amended and Restated By-Laws of the Company, effective February 15, 2011.

10.1	2011 Stock Incentive Plan. **

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Management contract or compensatory plan.

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

DATE: August 2, 2012

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