Form 10-Q
period 2012-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2012-11-02
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer    ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common Stock, $.01 par value per share	47,887,404 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

September 30, 2012

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$282,055	$285,615
Accounts receivable	430,230	346,281
Inventories	391,592	348,174
Deferred income taxes	58,592	57,339
Other	21,580	18,373

Total current assets	1,184,049	1,055,782
Property, plant and equipment	534,687	513,113
Accumulated depreciation	(305,540)	(291,091)

Property, plant and equipment, net	229,147	222,022
Other Assets
Goodwill	656,933	587,531
Other intangibles, net	284,889	257,355
Other noncurrent assets	41,024	36,263

Total other assets	982,846	881,149

Total Assets	$2,396,042	$2,158,953

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$235,568	$244,649
Customer deposits	104,404	72,811
Accrued compensation	49,443	48,564
Accrued warranty	38,555	29,416
Current portion of long-term debt	43	68
Other accrued liabilities	112,679	145,877

Total current liabilities	540,692	541,385
Long-term debt	432,854	395,805
Accrued postretirement and pension benefits	59,855	63,837
Deferred income taxes	91,281	74,217
Accrued warranty	18,942	21,224
Other long-term liabilities	21,401	14,841

Total liabilities	1,165,025	1,111,309
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,887,204 and 47,946,360 outstanding at September 30, 2012 and December 31, 2011, respectively	662	662
Additional paid-in capital	375,975	360,914
Treasury stock, at cost, 18,287,563 and 18,228,407 shares, at September 30, 2012 and December 31, 2011, respectively	(331,708)	(309,196)
Retained earnings	1,235,417	1,053,706
Accumulated other comprehensive loss	(55,080)	(60,897)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	1,225,266	1,045,189
Non-controlling interest	5,751	2,455

Total shareholders’ equity	1,231,017	1,047,644

Total Liabilities and Shareholders’ Equity	$2,396,042	$2,158,953

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
In thousands, except per share data	2012	2011	2012	2011
Net sales	$587,593	$498,840	$1,780,722	$1,432,998
Cost of sales	(416,314)	(351,689)	(1,266,635)	(1,009,908)

Gross profit	171,279	147,151	514,087	423,090
Selling, general and administrative expense	(59,743)	(57,676)	(180,935)	(186,435)
Engineering expense	(10,753)	(9,894)	(31,047)	(27,914)
Amortization expense	(3,941)	(4,128)	(10,288)	(10,549)

Total operating expenses	(74,437)	(71,698)	(222,270)	(224,898)
Income from operations	96,842	75,453	291,817	198,192
Other income and expenses
Interest expense, net	(3,070)	(3,764)	(10,303)	(11,241)
Other (expense) income, net	(1,393)	(1,529)	(1,284)	(1,479)

Income from operations before income taxes	92,379	70,160	280,230	185,472
Income tax expense	(29,385)	(23,560)	(93,263)	(61,586)

Net income attributable to Wabtec shareholders	$62,994	$46,600	$186,967	$123,886

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.32	$0.97	$3.90	$2.58

Diluted
Net income attributable to Wabtec shareholders	$1.30	$0.96	$3.85	$2.56

Weighted average shares outstanding
Basic	47,643	47,874	47,732	47,827
Diluted	48,271	48,366	48,360	48,327

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Net income attributable to Wabtec shareholders	$62,994	$46,600	$186,967	$123,886
Foreign currency translation gain (loss)	11,916	(37,792)	6,298	(10,696)
Unrealized gain on foreign exchange contracts	—	200	—	251
Unrealized (loss) gain on interest rate swap contracts	(903)	376	(3,064)	604
Pension benefit plans and post-retirement benefit plans	(128)	2,571	2,158	3,273

Comprehensive income before income taxes	73,879	11,955	192,359	117,318
Income tax benefit (expense) related to components of other comprehensive income	333	(959)	425	(1,351)

Comprehensive income attributable to Wabtec shareholders	$74,212	$10,996	$192,784	$115,967

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
In thousands	2012	2011
Operating Activities
Net income attributable to Wabtec shareholders	$186,967	$123,886
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	31,488	33,678
Stock-based compensation expense	15,007	13,222
Loss on disposal of property, plant and equipment	674	689
Excess income tax benefits from exercise of stock options	(2,518)	(3,689)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(71,430)	(80,285)
Inventories	(26,599)	(63,389)
Accounts payable	(18,569)	3,696
Accrued income taxes	(17,378)	4,257
Accrued liabilities and customer deposits	37,700	80,848
Other assets and liabilities	(21,817)	(12,893)

Net cash provided by operating activities	113,525	100,020
Investing Activities
Purchase of property, plant and equipment	(24,694)	(22,226)
Proceeds from disposal of property, plant and equipment	931	300
Acquisitions of business, net of cash acquired	(102,144)	(51,777)
Acquisition purchase price adjustment	(160)	40

Net cash used for investing activities	(126,067)	(73,663)
Financing Activities
Proceeds from debt	211,000	124,000
Payments of debt	(173,992)	(139,920)
Proceeds from exercise of stock options and other benefit plans	3,021	4,577
Stock repurchase	(27,997)	(23,803)
Excess income tax benefits from exercise of stock options	2,518	3,689
Cash dividends ($0.11 and $0.05 per share for the nine months ended September 30, 2012 and 2011, respectively)	(5,256)	(2,407)

Net cash provided by (used for) financing activities	9,294	(33,864)
Effect of changes in currency exchange rates	(312)	(8,298)

Decrease in cash	(3,560)	(15,805)
Cash, beginning of year	285,615	236,941

Cash, end of period	$282,055	$221,136

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In the first nine months of 2012, about 50% of the Company’s revenues came from customers outside the U.S.

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

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $92.5 million and $58.9, customer deposits were $104.4 million and $72.8, and provisions for loss contracts were $9.9 million and $9.3 million at September 30, 2012 and December 31, 2011, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $16.4 million and $15.4 million at September 30, 2012 and December 31, 2011, respectively.

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

Financial Derivatives and Hedging Activities The Company has periodically entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counter-party to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At September 30, 2012, the Company had no forward contracts.

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

Effective September 30, 2012, the Company had interest rate swap agreements with a notional amount of $107.0 million and which effectively changed the Company’s interest rate on bank debt at September 30, 2012 from a variable rate to a fixed rate of 1.82%. The interest rate swap agreements mature on December 31, 2012. As of September 30, 2012, the Company has recorded a current liability of $0.4 million and a corresponding offset in accumulated other comprehensive loss of $0.3 million, net of tax, related to these agreements. Also, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. Effective July 31, 2013, with a termination date of November 7, 2016, this interest rate swap agreement will convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. As of September 30, 2012, the Company has recorded a current liability of $4.1 million and a corresponding offset in accumulated other comprehensive loss of $2.5 million, net of tax, related to this agreement.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other income (expense), net were $1.4 million and $1.8 million for the three months ended September 30, 2012 and 2011, respectively. Foreign exchange transaction losses recognized in other income (expense), net were $0.4 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011. Net income attributable to non-controlling interests for the three and nine months ended September 30, 2012 and 2011 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.

The components of accumulated other comprehensive loss were:

In thousands	September 30, 2012	December 31, 2011
Foreign currency translation gain (loss)	$3,851	$(2,447)
Unrealized loss on interest rate swap contracts, net of tax	(2,722)	(871)
Pension benefit plans and post retirement benefit plans, net of tax	(56,209)	(57,579)

Total accumulated comprehensive loss	$(55,080)	$(60,897)

3. ACQUISITIONS

The Company made the following acquisitions within the Transit Segment:

•

On October 1, 2012, subsequent to the close of our accounting quarter, the Company acquired LH Group (“LH”), a UK-based provider of maintenance and overhaul services for the passenger transit market, for a net purchase price of approximately $47.8 million, net of cash.

•

On July 13, 2012, the Company acquired Tec Tran Corp. and its affiliates (“Tec Tran”), the only U.S.-owned manufacturer of hydraulic braking systems for transit cars, based in North Carolina, for a net purchase price of approximately $8.5 million, net of cash, resulting in preliminary additional goodwill of $6.8 million, which will be deductible for tax purposes.

•

On June 14, 2012, the Company acquired Mors Smitt Holding (“Mors Smitt”), a leading manufacturer of electronic components for rail and industrial markets with operations in the Netherlands, the United Kingdom, the U.S., France, China and Hong-Kong, for a net purchase price of approximately $90.0 million, net of cash, resulting in preliminary additional goodwill of $50.0 million, none of which will be deductible for tax purposes.

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

The Company made the following acquisitions within the Freight Segment:

•	On July 31, 2012, the Company acquired Winco Equipamentos Ferroviarios Ltda. (“Winco”), an established marketing and sales company with capabilities including value-added engineering and assembly, service, technical support and logistics, based in Brazil, for an initial net payment of approximately $3.7 million, net of cash, resulting in preliminary additional goodwill of $4.8 million, none of which will be deductible for tax purposes. In addition to the $3.7 million, the purchase agreement includes contingent consideration to be paid in future periods based on the achievement of certain financial results.

•

On November 3, 2011, the Company acquired Bearward Engineering (“Bearward”), a UK-based manufacturer of cooling systems and related equipment for power generation and other industrial markets, for a net purchase price of approximately $43.8 million, net of cash, resulting in preliminary additional goodwill of $24.2 million, none of which will be deductible for tax purposes.

The acquisitions listed above, excluding LH, include escrow deposits of $15.3 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

For the Bearward, Fulmer, Mors Smitt, Tec Tran and Winco acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the Brush Traction and ATP acquisitions, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	Brush Traction	ATP	Bearward	Fulmer	Mors Smitt	Tec Tran	Winco
In thousands	February 25, 2011	June 29, 2011	November 3, 2011	November 18, 2011	June 14, 2012	July 13, 2012	July 31, 2012
Current assets	$19,558	$—	$14,777	$4,203	$23,787	$1,955	$1,584
Property, plant & equipment	8,862	—	4,498	1,636	6,960	116	47
Goodwill and other intangible assets	30,816	21,100	43,990	8,409	85,354	6,811	7,401
Other assets	—	—	53	—	944	—	—

Total assets acquired	59,236	21,100	63,318	14,248	117,045	8,882	9,032
Total liabilities assumed	(28,559)	—	(19,532)	(657)	(27,057)	(382)	(5,376)

Net assets acquired	$30,677	$21,100	$43,786	$13,591	$89,988	$8,500	$3,656

Of the allocation of $94.8 million of acquired intangible assets for the companies listed in the above table exclusive of goodwill, $63.1 million was assigned to customer relationships, $23.0 million was assigned to trade names, $2.1 million was assigned to a license agreement, $1.0 million was assigned to non-compete agreements and $5.6 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 19 years, the license agreement’s useful life is 20 years, and the non-compete agreements average useful life is two years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above, excluding LH, had occurred on January 1, 2011:

In thousands	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net sales	$588,939	$546,413	$1,820,046	$1,574,359
Gross profit	171,818	163,340	529,695	469,767
Net income attributable to Wabtec shareholders	63,263	53,278	188,655	139,987
Diluted earnings per share
As Reported	$1.30	$0.96	$3.85	$2.56
Pro forma	$1.31	$1.10	$3.90	$2.90

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	September 30, 2012	December 31, 2011
Raw materials	$165,139	$154,885
Work-in-process	135,152	110,179
Finished goods	91,301	83,110

Total inventories	$391,592	$348,174

5. INTANGIBLES

Goodwill was $656.9 million and $587.5 million at September 30, 2012 and December 31, 2011, respectively. The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2011	$388,221	$199,310	$587,531
Acquisition	4,781	56,778	61,559
Adjustment to preliminary purchase allocation	2,754	1,154	3,908
Foreign currency impact	2,116	1,819	3,935

Balance at September 30, 2012	$397,872	$259,061	$656,933

As of September 30, 2012 and December 31, 2011, the Company’s trademarks had a net carrying amount of $126.1 million and $114.6 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	September 30, 2012	December 31, 2011
Patents and other, net of accumulated amortization of $34,650 and $32,316	$11,799	$14,849
Customer relationships, net of accumulated amortization of $28,509 and $21,295	146,973	127,960

Total	$158,772	$142,809

The weighted average remaining useful life of patents, customer relationships and intellectual property were five years, 16 years and 17 years, respectively. Amortization expense for intangible assets was $3.9 million and $10.3 million for the three and nine months ended September 30, 2012, respectively and $4.1 million and $10.5 million for the three and nine months ended September 30, 2011, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

Remainder of 2012	$4,521
2013	13,467
2014	12,630
2015	11,872
2016	11,715

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2012	December 31, 2011
6.875% Senior Notes, due 2013	$150,000	$150,000
Revolving Credit Facility	282,000	245,000
Capital Leases	897	873

Total	432,897	395,873
Less—current portion	43	68

Long-term portion	$432,854	$395,805

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the Company with a $600 million, five-year revolving credit facility. The Company incurred approximately $2.0 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016. The 2011 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At September 30, 2012, the Company had available bank borrowing capacity of approximately $264.6 million, net of $53.4 million of letters of credit, subject to certain financial covenant restrictions.

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

At September 30, 2012 the weighted average interest rate on the Company’s variable rate debt was 1.23%. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swap agreements which effectively convert a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contracts. On September 30, 2012, the notional value of the interest rate swaps outstanding was $107.0 million and effectively changed the Company’s interest rate on bank debt at September 30, 2012 from a variable rate to a fixed rate of 1.82%. The interest rate swap agreements mature on December 31, 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparties are large financial institutions with excellent credit ratings and history of performance. The Company currently believes the risk of nonperformance is negligible.

Also, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. Effective July 31, 2013, with a termination date of November 7, 2016, the interest rate swap agreement will convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin.

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

6.875% Senior Notes Due August 2013

In August 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The principal balance is due in full at maturity. The Company has both the intent and ability to refinance the Notes, maturing August 2013, on a long term basis utilizing capacity under the 2011 Refinancing Credit Agreement. The 2011 Refinancing Credit Agreement will provide available bank borrowing capacity sufficient to refinance the Notes on a long-term basis. The Notes are included in the long-term portion of debt as of September 30, 2012.

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

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$94	$84	$493	$805
Interest cost	501	582	1,773	1,886
Expected return on plan assets	(771)	(796)	(2,035)	(2,124)
Net amortization/deferrals	659	710	681	533
Settlement loss recognized	—	—	844	132

Net periodic benefit cost	$483	$580	$1,756	$1,232

Assumptions
Discount rate	4.30%	5.20%	4.96%	5.43%
Expected long-term rate of return	7.50%	8.00%	6.12%	6.72%
Rate of compensation increase	3.00%	3.00%	3.21%	3.17%

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$285	$232	$1,479	$2,427
Interest cost	1,585	1,820	5,309	5,735
Expected return on plan assets	(2,321)	(2,498)	(6,085)	(6,418)
Net amortization/deferrals	2,272	1,923	2,032	1,551
Settlement loss recognized	—	—	1,137	720

Net periodic benefit cost	$1,821	$1,477	$3,872	$4,015

Assumptions
Discount rate	4.30%	5.20%	4.96%	5.43%
Expected long-term rate of return	7.50%	8.00%	6.12%	6.72%
Rate of compensation increase	3.00%	3.00%	3.21%	3.17%

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $1.6 million to the U.S. plans and $6.4 million to the international plans during 2012.

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

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$(1)	$4	$11	$14
Interest cost	339	410	51	58
Net amortization/deferrals	(212)	(186)	(83)	(97)

Net periodic benefit cost	$126	$228	$(21)	$(25)

Assumptions
Discount rate	4.30%	5.20%	5.15%	5.50%

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$18	$24	$33	$42
Interest cost	1,040	1,208	151	175
Net amortization/deferrals	(613)	(675)	(247)	(292)

Net periodic benefit cost	$445	$557	$(63)	$(75)

Assumptions
Discount rate	4.30%	5.20%	5.15%	5.50%

8. STOCK-BASED COMPENSATION

As of September 30, 2012, the Company maintains employee stock-based compensation plans for stock options, restricted stock, restricted units, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the 2000 Plan or the Directors Plan subsequent to October 31, 2016. The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 1,900,000 shares for grants or awards.

Stock-based compensation expense was $5.4 million and $3.9 million for the three months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense was $15.4 million and $13.2 million for the nine months ended September 30, 2012 and 2011, respectively. Included in the stock-based compensation expense for the nine months ended September 30, 2012 above is $1.9 million of expense related to stock options, $3.6 million related to restricted stock, $388,000 related to restricted units, $8.9 million related to incentive stock awards and $600,000 related to awards issued for Directors’ fees. At September 30, 2012, unamortized compensation expense related to stock options, restricted stock, restricted units and incentive stock awards expected to vest totaled $25.5 million and will be recognized over a weighted average period of 1.2 years.

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

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011	862,392	$34.74	6.5	$30,362
Granted	75,698	70.71		725
Exercised	(125,788)	24.01		(7,079)
Canceled	(26,717)	34.46		(1,224)

Outstanding at September 30, 2012	785,585	$39.94	6.4	$31,701

Exercisable at September 30, 2012	498,381	$32.95	6.2	$23,592

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2012	2011
Dividend yield	.23%	.08%
Risk-free interest rate	1.35%	2.96%
Stock price volatility	44.95%	45.6%
Expected life (years)	5.0	5.0

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

Restricted Stock, Restricted Units and Incentive Stock Beginning in 2006 the Company adopted a restricted stock program. As provided for under the 2011 and 2000 Plans, eligible employees are granted restricted stock or restricted units that generally vest over four years from the date of grant. Under the Directors Plan, restricted stock awards vest one year from the date of grant.

In addition, the Company has annually issued incentive stock awards to eligible employees that vest, upon attainment of certain three year performance goals. Based on the Company’s performance for each three year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2012, the Company estimates that it will achieve 200%, 200% and 126% for the incentive stock awards expected to vest based on performance for the three year periods ending December 31, 2012, 2013, and 2014, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and unit activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the nine months ended September 30, 2012:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	274,609	646,362	$44.04
Granted	110,980	118,660	70.85
Vested	(98,694)	(122,079)	35.73
Adjustment for incentive stock awards expected to vest	—	45,784	60.61
Canceled	(13,008)	(2,219)	42.96

Outstanding at September 30, 2012	273,887	686,508	$53.17

9. INCOME TAXES

The overall effective income tax rate was 31.8% and 33.3% for the three and nine months ended September 30, 2012, respectively, and 33.6% and 33.2% for the three and nine months ended September 30, 2011, respectively. The decrease in the effective tax rate for the three months ended September 30, 2012 is primarily due to refund claims filed in the current quarter.

As of September 30, 2012, the liability for income taxes associated with uncertain tax positions is $9.7 million, of which $3.9 million, if recognized would favorably affect the Company’s effective tax rate. As of December 31, 2011 the liability associated with uncertain tax positions was $8.2 million, of which $2.1 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012 the total accrued interest and penalties are $2.6 million and $1.4 million, respectively. As of December 31, 2011 the total accrued interest and penalties were $2.8 million and $1.5 million, respectively.

The Internal Revenue Service is currently auditing the 2009 and 2010 tax years. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2009.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $1.1 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,
In thousands, except per share	2012	2011
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$62,994	$46,600
Less: dividends declared—common shares and non-vested restricted stock	(2,376)	(1,442)

Undistributed earnings	60,618	45,158
Percentage allocated to common shareholders(1)	99.5%	99.5%

	60,315	44,932
Add: dividends declared—common shares	2,364	1,435

Numerator for basic and diluted earnings per common share	$62,679	$46,367

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,643	47,874
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	628	492

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,271	48,366

Net income per common share attributable to Wabtec shareholders
Basic	$1.32	$0.97
Diluted	$1.30	$0.96
(1) Basic weighted-average common shares outstanding	47,643	47,874
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,874	48,123
Percentage allocated to common shareholders	99.5%	99.5%

	Nine Months Ended September 30,
In thousands, except per share	2012	2011
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$186,967	$123,886
Less: dividends declared—common shares and non-vested restricted stock	(5,256)	(2,407)

Undistributed earnings	181,711	121,479
Percentage allocated to common shareholders(1)	99.5%	99.5%

	180,802	120,872
Add: dividends declared—common shares	5,229	2,395

Numerator for basic and diluted earnings per common share	$186,031	$123,267

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,732	47,827
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	628	500

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,360	48,327

Net income per common share attributable to Wabtec shareholders
Basic	$3.90	$2.58
Diluted	$3.85	$2.56
(1) Basic weighted-average common shares outstanding	47,732	47,827
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,977	48,064
Percentage allocated to common shareholders	99.5%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Nine Months Ended September 30,
In thousands	2012	2011
Balance at December 31, 2011 and 2010, respectively	$50,640	$35,513
Warranty expense	18,334	12,602
Acquisitions	494	12,008
Warranty claim payments	(11,971)	(12,921)

Balance at September 30, 2012 and 2011, respectively	$57,497	$47,202

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2012, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at September 30, 2012	Fair Value Measurements at September 30, 2012 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	4,507	—	4,507	—

Total	$4,507	$—	$4,507	$—

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

13. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in Note 18 therein, filed on February 24, 2012. During the first nine months for 2012, there were no material changes to the information described in the Form 10-K.

The Company is also subject to litigation from time to time arising out of its operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in Note 18 therein, filed on February 24, 2012. During the first nine months of 2012, there were no material changes to the information described in the Form 10-K.

The Company is also subject to other commitments and contingencies arising from environmental conditions or regulations as described in its Annual Report on Form 10-K for the year ended December 31, 2011, in Note 18 therein, filed on February 24, 2012. During the first nine months of 2012, there were no material changes to the information described in the Form 10-K.

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

Segment financial information for the three months ended September 30, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$354,659	$232,934	$—	$587,593
Intersegment sales/(elimination)	5,662	3,231	(8,893)	—

Total sales	$360,321	$236,165	$(8,893)	$587,593

Income (loss) from operations	$75,702	$24,385	$(3,245)	$96,842
Interest expense and other, net	—	—	(4,463)	(4,463)

Income (loss) from operations before income taxes	$75,702	$24,385	$(7,708)	$92,379

Segment financial information for the three months ended September 30, 2011 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$315,837	$183,003	$—	$498,840
Intersegment sales/(elimination)	4,626	2,955	(7,581)	—

Total sales	$320,463	$185,958	$(7,581)	$498,840

Income (loss) from operations	$60,709	$20,803	$(6,059)	$75,453
Interest expense and other, net	—	—	(5,293)	(5,293)

Income (loss) from operations before income taxes	$60,709	$20,803	$(11,352)	$70,160

Segment financial information for the nine months ended September 30, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,159,653	$621,069	$—	$1,780,722
Intersegment sales/(elimination)	17,214	8,659	(25,873)	—

Total sales	$1,176,867	$629,728	$(25,873)	$1,780,722

Income (loss) from operations	$234,734	$68,934	$(11,851)	$291,817
Interest expense and other, net	—	—	(11,587)	(11,587)

Income (loss) from operations before income taxes	$234,734	$68,934	$(23,438)	$280,230

Segment financial information for the nine months ended September 30, 2011 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$860,729	$572,269	$—	$1,432,998
Intersegment sales/(elimination)	12,536	4,989	(17,525)	—

Total sales	$873,265	$577,258	$(17,525)	$1,432,998

Income (loss) from operations	$160,682	$70,976	$(33,466)	$198,192
Interest expense and other, net	—	—	(12,720)	(12,720)

Income (loss) from operations before income taxes	$160,682	$70,976	$(46,186)	$185,472

Sales by product are as follows:

	Three Months Ended September 30,
In thousands	2012	2011
Specialty Products & Electronics	$264,094	$231,983
Remanufacturing, Overhaul & Build	129,597	83,673
Brake Products	127,027	121,372
Other Transit Products	49,141	45,753
Other	17,734	16,059

Total sales	$587,593	$498,840

Sales by product are as follows:

	Nine Months Ended September 30,
In thousands	2012	2011
Specialty Products & Electronics	$841,382	$622,857
Brake Products	386,640	372,815
Remanufacturing, Overhaul & Build	348,252	245,330
Other Transit Products	149,941	145,637
Other	54,507	46,359

Total sales	$1,780,722	$1,432,998

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

Balance Sheet as of September 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$76,210	$5,622	$200,223	$—	$282,055
Accounts receivable	75	243,220	186,935	—	430,230
Inventories	—	270,873	120,719	—	391,592
Other current assets	62,889	6,500	10,783	—	80,172

Total current assets	139,174	526,215	518,660	—	1,184,049
Property, plant and equipment	4,243	125,031	99,873	—	229,147
Goodwill	7,980	407,324	241,629	—	656,933
Investment in subsidiaries	3,070,357	193,978	—	(3,264,335)	—
Other intangibles	—	166,620	118,269	—	284,889
Other long term assets	(10,340)	3,377	47,987	—	41,024

Total Assets	$3,211,414	$1,422,545	$1,026,418	$(3,264,335)	$2,396,042

Current liabilities	$48,977	$326,916	$164,799	$—	$540,692
Inter-company	1,427,896	(1,588,017)	160,121	—	—
Long-term debt	432,000	175	679	—	432,854
Other long term liabilities	71,524	31,658	88,297	—	191,479

Total liabilities	1,980,397	(1,229,268)	413,896	—	1,165,025
Stockholders’ equity	1,231,017	2,651,813	612,522	(3,264,335)	1,231,017

Total Liabilities and Stockholders’ Equity	$3,211,414	$1,422,545	$1,026,418	$(3,264,335)	$2,396,042

Balance Sheet as of December 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$75,621	$14,024	$195,970	$—	$285,615
Accounts receivable	186	196,909	149,186	—	346,281
Inventories	—	250,280	97,894	—	348,174
Other current assets	59,990	5,989	9,733	—	75,712

Total current assets	135,797	467,202	452,783	—	1,055,782
Property, plant and equipment, net	3,655	123,182	95,185	—	222,022
Goodwill	7,980	399,419	180,132	—	587,531
Investment in subsidiaries	2,675,378	183,357	—	(2,858,735)	—
Other intangibles, net	—	174,351	83,004	—	257,355
Other long term assets	(9,946)	5,640	40,569	—	36,263

Total assets	$2,812,864	$1,353,151	$851,673	$(2,858,735)	$2,158,953

Current liabilities	$72,396	$282,671	$186,318	—	$541,385
Intercompany	1,222,650	(1,303,441)	80,791	—	—
Long-term debt	395,000	198	607	—	395,805
Other long term liabilities	75,174	33,790	65,155	—	174,119

Total liabilities	1,765,220	(986,782)	332,871	—	1,111,309
Stockholders’ equity	1,047,644	2,339,933	518,802	(2,858,735)	1,047,644

Total Liabilities and Stockholders’ Equity	$2,812,864	$1,353,151	$851,673	$(2,858,735)	$2,158,953

Income Statement for the Three Months Ended September 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$405,624	$219,621	$(37,652)	$587,593
Cost of sales	(428)	(264,211)	(169,652)	17,977	(416,314)

Gross (loss) profit	(428)	141,413	49,969	(19,675)	171,279
Operating expenses	(14,584)	(37,786)	(22,067)	—	(74,437)

Operating (loss) profit	(15,012)	103,627	27,902	(19,675)	96,842
Interest (expense) income, net	(5,459)	3,305	(916)	—	(3,070)
Other income (expense), net	100	(860)	(633)	—	(1,393)
Equity earnings	102,624	24,971	—	(127,595)	—

Income (loss) from operations before income tax	82,253	131,043	26,353	(147,270)	92,379
Income tax expense	(19,259)	(3,428)	(6,698)	—	(29,385)

Net income (loss) attributable to Wabtec shareholders	$62,994	$127,615	$19,655	$(147,270)	$62,994

Comprehensive income (loss) attributable to Wabtec shareholders	$62,296	$127,615	$31,571	$(147,270)	$74,212

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended September 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$352,493	$182,465	$(36,118)	$498,840
Cost of sales	(903)	(216,913)	(147,007)	13,134	(351,689)

Gross (loss) profit	(903)	135,580	35,458	(22,984)	147,151
Operating expenses	(16,021)	(37,922)	(17,755)	—	(71,698)

Operating (loss) profit	(16,924)	97,658	17,703	(22,984)	75,453
Interest (expense) income, net	(5,538)	1,178	596	—	(3,764)
Other income (expense), net	173	211	(1,913)	—	(1,529)
Equity earnings	82,561	21,337	—	(103,898)	—

Income (loss) from operations before income tax	60,272	120,384	16,386	(126,882)	70,160
Income tax expense	(13,672)	(2,868)	(7,020)	—	(23,560)

Net income (loss) attributable to Wabtec shareholders	$46,600	$117,516	$9,366	$(126,882)	$46,600

Comprehensive income (loss) attributable to Wabtec shareholders	$48,788	$117,516	$(28,426)	$(126,882)	$10,996

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Nine Months Ended September 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$1,251,666	$653,230	$(124,174)	$1,780,722
Cost of sales	(776)	(810,101)	(507,413)	51,655	(1,266,635)

Gross (loss) profit	(776)	441,565	145,817	(72,519)	514,087
Operating expenses	(47,356)	(115,649)	(59,265)	—	(222,270)

Operating (loss) profit	(48,132)	325,916	86,552	(72,519)	291,817
Interest (expense) income, net	(16,291)	5,489	499	—	(10,303)
Other income (expense), net	8,221	(6,954)	(2,551)	—	(1,284)
Equity earnings	304,263	61,931	—	(366,194)	—

Income (loss) from operations before income tax	248,061	386,382	84,500	(438,713)	280,230
Income tax expense	(61,094)	(10,239)	(21,930)	—	(93,263)

Net income (loss) attributable to Wabtec shareholders	$186,967	$376,143	$62,570	$(438,713)	$186,967

Comprehensive income (loss) attributable to Wabtec shareholders	$186,486	$376,143	$68,868	$(438,713)	$192,784

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Nine Months Ended September 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$1,006,000	$527,089	$(100,091)	$1,432,998
Cost of sales	(1,282)	(645,743)	(405,980)	43,097	(1,009,908)

Gross (loss) profit	(1,282)	360,257	121,109	(56,994)	423,090
Operating expenses	(64,002)	(106,670)	(54,226)	—	(224,898)

Operating (loss) profit	(65,284)	253,587	66,883	(56,994)	198,192
Interest (expense) income, net	(16,501)	3,463	1,797	—	(11,241)
Other income (expense), net	7,567	(816)	(8,230)	—	(1,479)
Equity earnings	231,392	49,370	—	(280,762)	—

Income (loss) from operations before income tax	157,174	305,604	60,450	(337,756)	185,472
Income tax expense	(33,288)	(9,897)	(18,401)	—	(61,586)

Net income (loss) attributable to Wabtec shareholders	$123,866	$295,707	$42,049	$(337,756)	$123,886

Comprehensive income (loss) attributable to Wabtec shareholders	$126,663	$295,707	$31,353	$(337,756)	$115,967

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(4,856)	$390,163	$166,931	$(438,713)	$113,525
Net cash used for investing activities	(3,841)	(22,366)	(99,860)	—	(126,067)
Net cash provided by (used for) financing activities	9,286	(376,199)	(62,506)	438,713	9,294
Effect of changes in currency exchange rates	—	—	(312)	—	(312)

Increase (decrease) in cash	589	(8,402)	4,253	—	(3,560)
Cash, beginning of year	75,621	14,024	195,970	—	285,615

Cash, end of period	$76,210	$5,622	$200,223	$—	$282,055

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$9,543	$321,525	$106,708	$(337,756)	$100,020
Net cash used for investing activities	(4,082)	(30,033)	(39,548)	—	(73,663)
Net cash (used for) provided by financing activities	(33,944)	(295,753)	(41,923)	337,756	(33,864)
Effect of changes in currency exchange rates	—	—	(8,298)	—	(8,298)

(Decrease) increase in cash	(28,483)	(4,261)	16,939	—	(15,805)
Cash, beginning of year	42,714	13,226	181,001	—	236,941

Cash, end of period	$14,231	$8,965	$197,940	$—	$221,136

16. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Foreign currency loss	$(1,468)	$(1,795)	$(427)	$(2,061)
Other miscellaneous income (expense)	75	266	(857)	582

Total other (expense) income, net	$(1,393)	$(1,529)	$(1,284)	$(1,479)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In the first nine months of 2012, about 50% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The North America freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. In 2011 U.S. freight rail traffic increased due to the improving overall economy, which had a favorable effect on the Company’s Freight Segment, with increased demand for new locomotives and freight cars, and for aftermarket products and services. Through mid-October, 2012 compared to the previous year, according to the Association of American Railroads, carloadings decreased 2.7% and revenue ton-miles decreased 1.7%, while intermodal loadings increased 3.7%. Excluding coal, carloadings increased 3.1%. In 2012, the number of new locomotives delivered is expected to be about 1,200 compared to about 1,100 in 2011. The number of new freight cars delivered is expected to be about 60,000 compared to about 47,000 in 2011.

The North American transit rail industry is driven by government spending and ridership. According to the American Public Transportation Association, ridership increased 2.3% in 2011 and 2% in the second quarter of 2012. In June 2012, the U.S. federal government passed a two-year transportation funding bill, called MAP-21. As part of this bill, funding for transit programs is expected to be about $10.5 billion in each of the next two fiscal years, about the same as it was in the previous three years. Most government entities at all levels continue to face budget issues, which could have a negative effect on demand for the Company’s products and services.

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

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S. Our presence in the U.K., Germany, Italy and the Netherlands has positioned the Company to take advantage of this market. Asia-Pacific is a growth market and our various joint ventures and direct exports to China have positioned the Company to take advantage of this growth. Economic growth in Australia and Brazil led to growth for the Company in those markets as commodity suppliers use our products to meet the demands of their regional customers.

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

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Net sales	$587.6	$498.9	$1,780.7	$1,433.0
Cost of sales	(416.3)	(351.7)	(1,266.6)	(1,009.9)

Gross profit	171.3	147.2	514.1	423.1
Selling, general and administrative expenses	(59.8)	(57.7)	(180.9)	(186.4)
Engineering expenses	(10.8)	(9.9)	(31.1)	(27.9)
Amortization expense	(3.9)	(4.1)	(10.3)	(10.6)

Total operating expenses	(74.5)	(71.7)	(222.3)	(224.9)
Income from operations	96.8	75.5	291.8	198.2
Interest expense, net	(3.0)	(3.8)	(10.3)	(11.2)
Other income (expense), net	(1.4)	(1.5)	(1.3)	(1.5)

Income from operations before income taxes	92.4	70.2	280.2	185.5
Income tax expense	(29.4)	(23.6)	(93.2)	(61.6)

Net income attributable to Wabtec shareholders	$63.0	$46.6	$187.0	$123.9

THIRD QUARTER 2012 COMPARED TO THIRD QUARTER 2011

The following table summarizes the results of operations for the period:

	Three months ended September 30,
In thousands	2012	2011	Percent Change
Freight Segment	$354,659	$315,837	12.3%
Transit Segment	232,934	183,003	27.3%

Net sales	587,593	498,840	17.8%
Income from operations	96,842	75,453	28.3%
Net income attributable to Wabtec shareholders	$62,994	$46,600	35.2%

The following table shows the major components of the change in sales in the third quarter of 2012 from the third quarter of 2011:

In thousands	Freight Segment	Transit Segment	Total
Third Quarter 2011 Net Sales	$315,837	$183,003	$498,840
Acquisitions	19,199	19,212	38,411
Change in Sales by Product Line:
Remanufacturing, Overhaul & Build	4,873	24,711	29,584
Specialty Products & Electronics	9,837	5,030	14,867
Brake Products	5,735	4,410	10,145
Other Transit Products	—	3,973	3,973
Other	1,001	(34)	967
Foreign Exchange	(1,823)	(7,371)	(9,194)

Third Quarter 2012 Net Sales	$354,659	$232,934	$587,593

Net sales increased by $88.7 million to $587.6 million from $498.9 million for the three months ended September 30, 2012 and 2011, respectively. The increase is due to sales from acquisitions of $38.4 million; $29.6 million for Remanufacturing, Overhaul and Build sales from increased demand for freight original equipment locomotives and aftermarket services for locomotives; $14.9 million for Specialty Products and Electronics sales from increased demand for freight original equipment rail products, positive train control electronics and aftermarket products; and $10.1 million for Brake Products sales due to higher demand for original equipment brakes. Company net sales decreased $9.2 million and income from operations decreased $1.1 million due to unfavorable effects of foreign exchange. Net income for the three months ended September 30, 2012 was $63.0 million or $1.30 per diluted share. Net income for the three months ended September 30, 2011 was $46.6 million or $0.96 per diluted share.

Freight Segment sales increased by $38.8 million, or 12.3%, due to $19.2 million from acquisitions; $9.8 million for Specialty Products and Electronics, primarily resulting from increased demand for original equipment rail products, positive train control electronics and aftermarket rail products; $5.7 million for Brake Products; and $4.9 million from demand for freight original equipment locomotives and aftermarket services for locomotives. For the Freight Segment, net sales decreased by $1.8 million due to unfavorable effects of foreign exchange.

Transit Segment sales increased by $49.9 million, or 27.3%, due to higher sales of $24.7 million from increased demand for transit car rebuild and overhauls; $19.2 million from acquisitions; $5.0 million of electronic sales from increased demand for transit positive train control electronics; $4.4 million for Brake Products; and $4.0 million from certain transit car build contracts and demand for transit bus doors. For the Transit Segment, net sales decreased by $7.4 million due to unfavorable effects of foreign exchange.

Cost of Sales and Gross Profit. Cost of Sales increased by $64.6 million to $416.3 million in the third quarter of 2012 compared to $351.7 million in the same period of 2011. In the third quarter of 2012, cost of sales, as a percentage of sales was 70.9% compared to 70.5% in the same period of 2011.

Raw material costs decreased as a percentage of sales to approximately 43% in the third quarter of 2012 from 45% in the same period of 2011. Labor costs increased as a percentage of sales to approximately 12% in the third quarter of 2012 from 11% in the same period of 2011. Overhead costs increased as a percentage of sales to approximately 16% in the third quarter of 2012 from 15% in the same period of 2011. Freight Segment raw material costs decreased as a percentage of sales to approximately 43% in the third quarter of 2012 from 46% in the same period of 2011. Freight Segment labor costs increased as a percentage of sales to approximately 11% in the third quarter of 2012 from 9% in the same period of 2011, and overhead costs increased as a percentage of sales to approximately 15% in the third quarter of 2012 from 14% in the same period of 2011. Transit Segment raw material costs increased as a percentage of sales to approximately 43% in the third quarter of 2012 from 42%

in the same period of 2011. Transit Segment labor costs decreased as a percentage of sales to approximately 13% in the third quarter of 2012 from 14% in the same period of 2011, and overhead costs increased as a percentage of sales to approximately 19% in the third quarter of 2012 from 17% in the same period of 2011. Freight Segment material costs decreased as a percentage of sales due to favorable raw material pricing and product mix. Freight Segment labor costs increased as a percentage of sales due to higher service related sales, which carry high labor costs on a percentage basis.

In general, raw material costs decreased as a percentage of sales reflecting a higher mix of revenue generated from service related sales, which has a lower raw material component as cost of sales. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume.

In addition, included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $2.2 million higher in the third quarter of 2012 compared to the same period of 2011 due to increased sales and increases for certain transit contracts. As a percentage of sales, warranty expense was 0.9% for the third quarter of 2012 compared to 0.6% for the same period in the previous year.

Gross profit increased to $171.3 million in the third quarter of 2012 compared to $147.2 million in the same period of 2011, for the reasons discussed above. Accordingly, for the third quarter of 2012, gross profit, as a percentage of sales, was 29.1% compared to 29.5%, for the third quarter of 2011.

Operating expenses The following table shows our operating expenses:

	Three months ended September 30,
In thousands	2012	2011	Percent Change
Selling, general and administrative expenses	$59,743	$57,676	3.6%
Engineering expenses	10,753	9,894	8.7%
Amortization expense	3,941	4,128	(4.5)%

Total operating expenses	$74,437	$71,698	3.8%

Selling, general, and administrative expenses increased $2.1 million in the third quarter of 2012 compared to the same period of 2011 primarily due to $5.6 million of expenses from acquisitions and $1.6 million of incentive and non-cash compensation, partially offset by a decrease of $1.6 million for other legal costs and a $3.5 million decrease in selling, general and administrative expenses resulting from cost saving initiatives. Engineering expense increased by $0.9 million in the third quarter of 2012 compared to the same period of 2011 as the company focused engineering resources on product development. Costs related to engineering for specific customer contracts are included in cost of sales. Total operating expenses were 12.7% and 14.4% of sales for the third quarter of 2012 and 2011, respectively.

The following table shows our segment operating expense:

	Three months ended September 30,
In thousands	2012	2011	Percent Change
Freight Segment	$37,621	$36,589	2.8%
Transit Segment	33,571	29,050	15.6%
Corporate	3,245	6,059	(46.4)%

Total operating expenses	$74,437	$71,698	3.8%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Corporate costs are allocated to the freight and transit segments based on segment revenues. Certain corporate departmental expenses are not allocated.

Freight segment operating expenses increased $1.0 million in the third quarter of 2012 compared to the same period of 2011 because of $2.0 million of incremental expense from acquisitions, partially offset by a decrease in selling, general and administrative expenses realized from cost saving initiatives. Freight segment operating expenses were 10.4% and 11.4% of sales for the third quarter of 2012 and 2011, respectively.

Transit segment operating expenses increased $4.5 million in the third quarter of 2012 compared to the same period of 2011 because of $3.6 million of incremental expense from acquisitions and an increase of $0.9 million in the expenses allocated to the operating segments. Transit segment operating expenses were 14.5% and 15.6% of sales for the third quarter of 2012 and 2011, respectively.

Corporate non-allocated operating expenses decreased $2.8 million in the third quarter of 2012 compared to the same period of 2011 primarily due to other legal cost discussed above and decreases in other non-allocated departmental expenses.

Income from operations Income from operations totaled $96.8 million or 16.5% of sales in the third quarter of 2012 compared to $75.5 million or 15.1% of sales in the same period of 2011. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Overall interest expense, net, was comparable to the prior period.

Other income (expense), net The Company recorded foreign exchange losses of $1.5 million and $1.8 million, in the third quarter of 2012 and 2011, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 31.8% and 33.6% for the third quarter of 2012 and 2011, respectively. The decrease in the effective rate is primarily due to refund claims filed in the current quarter.

Net income Net income for the third quarter of 2012 increased $16.4 million, compared with the same period of 2011. The increase in net income is due to higher sales volume and lower effective tax rate, partially offset by higher operating expenses discussed above.

FIRST NINE MONTHS OF 2012 COMPARED TO FIRST NINE MONTHS OF 2011

The following table summarizes the results of operations for the period:

	Nine months ended September 30,
In thousands	2012	2011	Percent Change
Freight Segment	$1,159,653	$860,729	34.7%
Transit Segment	621,069	572,269	8.5%

Net sales	1,780,722	1,432,998	24.3%
Income from operations	291,817	198,192	47.2%
Net income attributable to Wabtec shareholders	$186,967	$123,886	50.9%

The following table shows the major components of the change in sales in the first nine months of 2012 from the first nine months of 2011:

In thousands	Freight Segment	Transit Segment	Total
First Nine Months of 2011 Net Sales	$860,729	$572,269	$1,432,998
Acquisitions	59,775	36,836	96,611
Change in Sales by Product Line:
Specialty Products & Electronics	149,911	12,602	162,513
Remanufacturing, Overhaul & Build	52,256	18,748	71,004
Brake Products	34,321	(10,238)	24,083
Other Transit Products	—	5,875	5,875
Other	7,758	835	8,593
Foreign Exchange	(5,097)	(15,858)	(20,955)

First Nine Months of 2012 Net Sales	$1,159,653	$621,069	$1,780,722

Net sales increased by $347.7 million to $1,780.7 million from $1,433.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase is due to higher sales of $162.5 million for Specialty Products and Electronics from increased demand for freight original equipment rail products, positive train control electronics and aftermarket products; $96.6 million from acquisitions; $71.0 million for Remanufacturing, Overhaul Build sales from increased demand for freight original equipment locomotives and aftermarket services for locomotives; $24.1 million for Brake Products sales due to higher demand for original equipment brakes; and $8.6 million for other products primarily from increased international demand. Company net sales decreased $21.0 million and income from operations decreased $2.0 million due to unfavorable effects of foreign exchange. Net income for the nine months ended September 30, 2012 was $187.0 million or $3.85 per diluted share. Net income for the nine months ended September 30, 2011 was $123.9 million or $2.56 per diluted share. Net income increased due to higher sales volume and decreased operating expenses discussed below.

Freight Segment sales increased by $298.9 million, or 34.7%, due to higher sales of $149.9 million for Specialty Products and Electronics, primarily resulting from increased demand for original equipment rail products, positive train control electronics and aftermarket rail products; $59.8 million from acquisitions; $52.3 million from demand for freight original equipment locomotives and aftermarket services for locomotives; and $34.3 million for Brake Products. For the Freight Segment, net sales decreased by $5.1 million due to unfavorable effects of foreign exchange.

Transit Segment sales increased by $48.8 million, or 8.5%, due to $36.8 million from acquisitions; higher sales of $18.7 million from demand for overhaul and aftermarket services; and $12.6 million of higher electronic sales from increased demand for transit positive train control electronics. Partially offsetting these increases was a decrease of $10.2 million from decreased demand for transit brake products and the completion of certain transit locomotive build contracts. For the Transit Segment, net sales decreased by $15.9 million due to unfavorable effects of foreign exchange.

Cost of Sales and Gross Profit Cost of Sales increased by $256.7 million to $1,266.6 million in the first nine months of 2012 compared to $1,009.9 million in the same period of 2011. In the first nine months of 2012, cost of sales, as a percentage of sales was 71.1% compared to 70.5% in the same period of 2011.

Raw material costs as a percentage of sales were approximately 43% in the first nine months of 2012 and 2011. Labor costs as a percentage of sales were approximately 11% in the first nine months of 2012 and 2011. Overhead costs as a percentage of sales were approximately 17% in the first nine months of 2012 and 2011. Freight Segment raw material costs as a percentage of sales were approximately 44% in the first nine months of 2012 and 2011. Freight Segment labor costs increased as a percentage of sales to approximately 11% in the first nine months of 2012 from 10% in the same period of 2011, and overhead costs as a percentage of sales were approximately 15% in the first nine months of 2012 and 2011. Transit Segment raw material costs decreased as a percentage of sales to approximately 42% in the first nine months of 2012 from 43% in the same period of 2011. Transit Segment labor costs increased as a percentage of sales to approximately 13% in the first nine months of 2012 from 12% in the same period of 2011, and overhead costs increased as a percentage of sales to approximately 19% in the first nine months of 2012 from 18% in the same period of 2011. Transit Segment labor costs increased as a percentage of sales due to higher service related sales, which carry higher labor costs on a cost of sales percentage basis. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume.

In addition, included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $5.7 million higher in the first nine months of 2012 compared to the same period of 2011 due to increased sales and increases for certain transit contracts. As a percentage of sales, warranty expense was 1.0% for the first nine months of 2012 compared to 0.8% for the same period in the previous year.

Gross profit increased to $514.1 million in the first nine months of 2012 compared to $423.1 million in the same period of 2011, for the reasons discussed above. Accordingly, for the first nine months of 2012, gross profit, as a percentage of sales, was 28.9% compared to 29.5%, for the first nine months of 2011.

Operating expenses The following table shows our operating expenses:

	Nine months ended September 30,
In thousands	2012	2011	Percent Change
Selling, general and administrative expenses	$180,935	$186,435	(3.0)%
Engineering expenses	31,047	27,914	11.2%
Amortization expense	10,288	10,549	(2.5)%

Total operating expenses	$222,270	$224,898	(1.2)%

Selling, general, and administrative expenses decreased $5.5 million in the first nine months of 2012 compared to the same period of 2011. The decrease is due primarily due to an $18.1 million charge for a court ruling, partially offset by a benefit of $2.4 million for a settlement related to a prior acquisition which were both recorded in the second quarter of 2011. Increases include $10.8 million of expenses from acquisitions, and $4.3 million of incentive and non-cash compensation. Engineering expense increased by $3.1 million in the first nine months of 2012 compared to the same period of 2011 as the company focused engineering resources on product development. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense decreased slightly in the first nine months of 2012 compared to the same period in 2011 due to amortization of intangibles in 2011 associated with acquisitions. Total operating expenses were 12.5% and 15.7% of sales for the first nine months of 2012 and 2011, respectively.

The following table shows our segment operating expenses:

	Nine months ended September 30,
In thousands	2012	2011	Percent Change
Freight Segment	$118,661	$107,220	10.7%
Transit Segment	91,758	84,212	9.0%
Corporate	11,851	33,466	(64.6)%

Total operating expenses	$222,270	$224,898	(1.2)%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Corporate costs are allocated to the freight and transit segments based on segment revenues. Certain corporate departmental expenses are not allocated.

Freight segment operating expenses increased $11.4 million in the first nine months of 2012 compared to the same period of 2011 because of $5.6 million of expenses from acquisitions, an increase of $3.4 million in expenses allocated to the operating segments and an increase in selling, general and administrative expense supporting higher sales volume. Freight segment operating expenses were 10.1% and 12.3% of sales for the first nine months of 2012 and 2011, respectively.

Transit segment operating expenses increased $7.5 million in the first nine months of 2012 compared to the same period of 2011 because of $5.2 million of expenses from acquisitions and a benefit of $2.4 million for a settlement related to a prior acquisition which was recorded in the second quarter of 2011, an increase of $0.3 million in the expenses allocated to the operating segments, partially offset by a decrease in other selling, general and administrative expenses from cost saving initiatives. Transit segment operating expenses were 14.7% and 14.6% of sales for the first nine months of 2012 and 2011, respectively.

Corporate non-allocated operating expenses decreased $21.6 million in the first nine months of 2012 compared to the same period of 2011 because of the charge for a court ruling discussed above and decreases in other non-allocated departmental expenses.

Income from operations Income from operations totaled $291.8 million or 16.4% of sales in the first nine months of 2012 compared to $198.2 million or 13.8% of sales in the same period of 2011. Income from operations increased due to higher sales volume and decreased operating expenses discussed above.

Interest expense, net Overall interest expense, net, was comparable to the prior period.

Other income (expense), net The Company recorded foreign exchange losses of $0.4 million and $2.1 million in the first nine months of 2012 and 2011, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 33.3% and 33.2% for the first nine months of 2012 and 2011, respectively.

Net income Net income for the first nine months of 2012 increased $63.1 million, compared with the same period of 2011. The increase in net income is due to higher sales volume and decreased operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine months ended September 30,
In thousands	2012	2011
Cash provided by (used for):
Operating activities	$113,525	$100,020
Investing activities	(126,067)	(73,663)
Financing activities	9,294	(33,864)
Decrease in cash	$(3,560)	$(15,805)

Operating activities In the first nine months of 2012 and 2011, cash provided by operations was $113.5 million and $100.0 million, respectively. In comparison to the first nine months of 2011, cash provided by operations in 2012 resulted from higher net income and higher non-cash items, offset by a net increase in working capital. In 2012, accounts receivable increased by $71.4 million, due to higher sales, and inventory increased by $26.6 million from the prior year due to certain Transit Segment contracts and to support the higher sales volume. Accounts payable decreased by $18.6 million due to timing of payments and accrued income taxes decreased by $17.4 million due to payments. All other operating assets and liabilities, net, provided cash of $15.9 million due primarily to an increase of $30.3 million in customer deposits for certain contracts and the payment timing of certain accrued liabilities. In 2011, accounts receivable increased by $80.3 million and inventory increased by $63.4 million from the prior year. Accounts payable decreased by $3.7 million. All other operating assets and liabilities, net, provided cash of $72.2 million due primarily to the accrual of $18.1 million for a court ruling, a $44.3 million increase in customer deposits for certain contracts and the payment timing of certain accrued liabilities.

Investing activities In the first nine months of 2012 and 2011, cash used in investing activities was $126.1 million and $73.7 million, respectively. Net cash paid for acquisitions was $102.3 million and $51.8 million for the first nine months of 2012 and 2011, respectively. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions. Capital expenditures were $24.7 million and $22.2 million in the first nine months of 2012 and 2011, respectively.

Financing activities In the first nine months of 2012, cash provided by financing activities was $9.2 million, which included $211.0 million in proceeds from debt and $174.0 million of repayments of debt on the revolving credit facility, $5.3 million of dividend payments and $28.0 million for the repurchase of 376,300 shares of stock. In the first nine months of 2011, cash used in financing activities was $33.9 million, which included $124.0 million in proceeds from debt and $110.0 million of repayments of debt on the revolving credit facility, $29.9 million of debt repayments on the term loan and other debt, $2.4 million of dividend payments and $23.8 million for the repurchase of 403,600 shares of stock.

The following table shows outstanding indebtedness at September 30, 2012 and December 31, 2011.

In thousands	September 30, 2012	December 31, 2011
6.875% Senior Notes, due 2013	$150,000	$150,000
Revolving Credit Facility	282,000	245,000
Capital Leases	897	873

Total	432,897	395,873
Less—current portion	43	68

Long-term portion	$432,854	$395,805

Cash balance at September 30, 2012 and December 31, 2011 was $282.1 million and $285.6 million, respectively.

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

6.875% Senior Notes Due August 2013

In August 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement and for general corporate purposes. The principal balance is due in full at maturity. The Company has both the intent and ability to refinance the Notes, maturing August 2013, on a long term basis utilizing capacity under the 2011 Refinancing Credit Agreement. The 2011 Refinancing Credit Agreement will provide available bank borrowing capacity sufficient to refinance the Notes on a long-term basis. The Notes are included in the long-term portion of debt as of September 30, 2012. The Company is in compliance with the restrictions and covenants in the indenture under which the Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities. Refer to Note 6 of the “Notes to Condensed Consolidated Financial Statements” for additional information regarding the Notes.

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

Company Stock Repurchase Plan

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through September 30, 2012, repurchases are $54.0 million, leaving $96.0 million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first nine months of 2012, the Company repurchased 376,300 shares of its stock at an average price of $74.40 per share. During 2011, the Company repurchased 438,600 shares of its stock at an average price of $59.33 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2012, the Company has recognized a total liability of $9.7 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 40% and 35% of total long-term debt at September 30, 2012 and December 31, 2011, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at September 30, 2012 would increase or decrease interest expense by about $1.8 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swap agreements which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2012, approximately 50% of Wabtec’s net sales were to customers in the United States, 10% in the United Kingdom, 9% in Australia, 8% in Canada, 6% in Mexico, 2% in Germany and 15% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2012. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through September 30, 2012 repurchases are $54.0 million, leaving $96.0 million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million, of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first nine months of 2012, the Company repurchased 376,300 shares of its stock at an average price of $74.40 per share. All purchases were on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased for Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased
July 1, 2012 to July 28, 2012	—	—	—	$102,050,526
July 29, 2012 to August 25, 2012	10,000	78.22	10,000	101,268,318
August 26, 2012 to September 29, 2012	67,500	78.34	67,500	95,980,608

Total	77,500	$78.32	77,500	$95,980,608

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

DATE: November 2, 2012

EXHIBIT INDEX

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