Form 10-K
period 2012-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2013-02-22
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

The registrant estimates that as of June 30, 2012, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $3.5 billion based on the closing price on the New York Stock Exchange for such stock.

As of February 15, 2013, 47,723,016 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 14, 2013 are incorporated by reference into Part III of this Form 10-K.

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

Today, Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold approximately a 50% market share in North America for our primary braking-related equipment and a leading position in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars, subway cars and buses. In 2012, the Company had sales of approximately $2.4 billion and net income of about $251.7 million. In 2012 sales of aftermarket parts and services represented about 54% of total sales, while sales to customers outside of the U.S. accounted for about 50% of total sales.

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

According to a recent study by UNIFE, the Association of the European Rail Industry, the accessible global market for railway products and services is more than $100.0 billion, and it is expected to grow at 2%-2.5% annually through 2016. The three largest markets, which represent about 75% of the total market, are Europe, Asia-Pacific and North America.

In North America, railroads carry about 40% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. Although the railroads carry a wide variety of commodities and goods, coal is the single-largest item, representing about 40% of carloadings in 2012. Intermodal traffic—the movement of trailers or containers by rail in combination with another mode of transportation—has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits.

Demand for our freight related products and services in North America is driven by a number of factors, including:

•

Rail traffic. The Association of American Railroads (“AAR”) compiles statistics that gauge the level of activity in the freight rail industry. Two important statistics are revenue ton-miles and carloadings, which are generally referred to as “rail traffic”. In 2012, U.S. revenue ton-miles decreased 2.4%, carloadings decreased 3.1%, and intermodal carloadings increased 3.2%, generally reflecting a sluggish economy and reduced coal traffic.

•

Demand for new locomotives. Currently, the active locomotive fleet for Class I railroads in North America is about 24,000. The average number of new locomotives delivered in recent years has been about 1,100 annually. In 2012, about 1,300 new, heavy-haul locomotives were delivered, compared to about 1,075 in 2011.

•

Demand for new freight cars. Currently, the active freight car fleet in North America is about 1.3 million. The average number of new freight cars delivered over the past 10 years was about 49,000 annually. In 2012, about 59,000 new freight cars were delivered, compared to about 48,000 cars in 2011.

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

Demand for North American passenger transit products is driven by a number of factors, including:

•

Government funding. The U.S. federal government provides money to local transit authorities, primarily to fund the purchase of new equipment and infrastructure for their transit systems. In 2012, the U.S. Congress passed a new, two-year funding bill, which maintained spending at the same level, about $10.7 billion, as in prior years. The number of new transit cars delivered in 2012 was about 1,000, compared to about 850 in 2011. The number of new buses delivered in 2012 was about 4,500 compared to about 4,700 in 2011. In the past 10 years, the average number of new transit cars delivered annually is about 900, and the average number of new buses delivered annually is about 4,700.

•

Ridership. Ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily for equipment and system maintenance. Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles increased about 2.5% in 2012, after a 2% increase in 2011.

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

In Europe, the majority of the rail system serves the passenger transit market, which is expected to continue growing as high fuel costs and environmental factors encourage investment in public mass transit. France, Germany, the United Kingdom and Italy are the largest transit markets, representing about two-thirds of passenger traffic in the European Union. In its most recent financial report, Deutsche Bahn (German national railway) reported an increase in passenger traffic of 4.0% for the first six months of 2012. About 75% of freight traffic in Europe is hauled by truck, while rail accounts for about 20%. The largest freight markets in Europe are Germany, Poland and the United Kingdom. In the first half of 2012, Deutsche Bahn reported a 2.6% decrease in freight-related revenues compared to the same period in 2011. According to UNIFE, the European rail market consists of about 33,000 locomotives, about 700,000 freight cars and about 150,000 passenger transit cars. In recent years, the European market purchased on average about 1,300 new locomotives, about 1,000 new freight cars and about 8,500 new passenger transit cars annually.

The Asia/Pacific market is now the second-largest geographic segment, according to a recent UNIFE study. This market consists primarily of China, India and Australia. Growth has been driven by the continued urbanization of China and India, and by investment in freight rail infrastructure to serve the mining and natural resources markets in those countries, as well as in Australia. According to UNIFE, this market consists of about 34,000 locomotives and about 1.0 million freight cars. China is expected to increase spending on rail infrastructure and equipment in 2013. The Indian government reported that in the first nine months of its fiscal 2012 freight rail traffic increased about 4% and passenger rail traffic increased about 3%. India is expected to increase spending significantly in 2013 as it seeks to modernize its rail system.

Business Segments and Products

We provide our products and services through two principal business segments, the Freight Segment and the Transit Segment, both of which have different market characteristics and business drivers.

The Freight Segment primarily manufactures and services components for new and existing locomotive and freight cars , supplies railway electronics, positive train control equipment, signal design and engineering services, builds switcher locomotives, rebuilds freight locomotives and provides heat exchangers and cooling systems for rail and other industrial markets. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities. As discussed previously, demand in the freight market is primarily driven by rail traffic, and deliveries of new locomotives and freight cars. In 2012, the Freight Segment accounted for 63% of our total sales, with about 70% of its sales in North America and the remainder to international customers. In 2012, slightly less than half of the Freight Segment’s sales were in aftermarket.

The Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives and refurbishes subway cars. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of subway cars and buses around the world. As discussed previously, demand in the transit market is primarily driven by government funding at all levels and passenger ridership. In 2012, the Transit Segment accounted for 37% of our total sales, with about 54% of its sales in North America and the remainder to international customers. About two-thirds of the Transit Segment’s sales are in the aftermarket with the remainder in the original equipment market.

Following is a summary of our leading product lines in both aftermarket and original equipment across both of our business segments:

Specialty Products & Electronics:

•	Positive Train Control equipment and electronically controlled pneumatic braking products

•	Railway electronics, including event recorders, monitoring equipment and end of train devices

•	Signal design and engineering services

•	Freight car truck components

•	Draft gears, couplers and slack adjusters

•	Air compressors and dryers

•	Heat exchangers and cooling products for locomotives and power generation equipment

•	Track and switch products

Brake Products:

•	Railway braking equipment and related components for Freight and Transit applications

•	Friction products, including brake shoes and pads

Remanufacturing, Overhaul and Build:

•	New commuter and switcher locomotives

•	Transit car and locomotive overhaul and refurbishment

Transit Products:

•	Door and window assemblies for buses and subway cars

•	Accessibility lifts and ramps for buses and subway cars

•	Traction motors

We have become a leader in the rail industry by capitalizing on the strength of our existing products, technological capabilities and new product innovation, and by our ability to harden products to protect them from severe conditions, including extreme temperatures and high-vibration environments. Supported by our technical staff of over 1,120 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers.

Over the past several years, we introduced a number of significant new products, including electronic braking equipment and train control equipment that encompasses onboard digital data and global positioning communication protocols. In 2007, for example, the Federal Railroad Administration (FRA) approved the use of our Electronic Train Management System®, which offers safety benefits to the rail industry. In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of Positive Train Control (“PTC”) technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. As part of its new surface transportation funding bill, a House committee has proposed extending this deadline.

In 2012, Wabtec recorded about $215 million of revenue from implementation of PTC projects both foreign and domestic. These multi-year projects include: A $165 million contract to design and install a train control system for MRS Logistica, the fourth-largest railroad in Brazil; a $63 million contract to provide train control equipment and services for Denver Transit Partners for three new commuter rail lines; and a $27 million contract to provide train control equipment for Metrolink, a commuter rail agency in Los Angeles.

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

•

Leading design and engineering capabilities. We believe a hallmark of our relationship with our customers has been our leading design and engineering practice, which has, in our opinion, assisted in the improvement and modernization of global railway equipment. We believe both our customers and the government authorities value our technological capabilities and commitment to innovation, as we seek not only to enhance the efficiency and profitability of our customers, but also to improve the overall safety of the railways through continuous improvement of product performance. The Company has an established record of product improvements and new product development. We have assembled a wide range of patented products, which we believe provides us with a competitive advantage. Wabtec currently owns over 1,475 active patents worldwide and over 520 U.S. patents. During the last three years, we have filed for more than 175 patents worldwide in support of our new and evolving product lines.

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

•

Expand globally and into new product markets. We believe that international markets represent a significant opportunity for future growth. In 2012, sales to non-U.S. customers were $1.1 billion, including export sales from the Company’s U.S. operations of $579.6 million. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees, and joint ventures with railway suppliers which have a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, Brazil, China, India, Russia, South Africa, and other select areas within Europe and South America. In addition, we have opportunities to sell certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy. These products include heat exchangers and friction materials.

•

Expand aftermarket sales. Historically, aftermarket sales are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. In 2012, Wabtec’s aftermarket sales and services represented approximately 54% of the Company’s total sales across both our business segments. Wabtec provides aftermarket parts and services for its components, and the Company is seeking to expand this business with new customers such as short-line and regional railroads, or with customers who currently perform the work in-house. In this way, we expect to take advantage of the rail industry trend toward outsourcing, as railroads and transit authorities focus on their core function of transporting goods and people.

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

Recent Acquisitions and Joint Ventures

Wabtec has completed certain significant acquisitions in support of its growth strategies mentioned above:

•

On January 31, 2013, Wabtec acquired Napier Turbochargers Ltd., a UK-based provider of turbochargers and related parts for the worldwide power generation and marine markets, for a net purchase price of approximately $112.5 million, net of cash.

•	October 2012, Wabtec acquired LH Group, a UK-based provider of maintenance and overhaul services for the passenger transit market, for a net purchase price of approximately $47.8 million.

•

July 2012, Wabtec acquired Winco Equipamentos Ltda., a Brazil-based marketing and sales company and provider of freight car components with capabilities including value-added engineering and assembly, service, and technical support and logistics, for an initial net purchase price of approximately $3.7 million.

•

July 2012, the Company acquired Tec Tran Corp. and its affiliates, the only U.S. owned manufacturer of hydraulic braking systems for transit cars, for a net purchase price of approximately $8.3 million.

•

June 2012, we acquired Mors Smitt Holding, a leading manufacturer of electronic components for rail and industrial markets with operations in the Netherlands, the United Kingdom, the U.S., France, China, and Hong Kong, for a net purchase price of $90.0 million.

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

Backlog

The Company’s backlog was about $1.66 billion at December 31, 2012. For 2012, about 54% of total sales came from aftermarket orders, which typically carry lead times of less than 30 days, and are not recorded in backlog for a significant period of time.

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

The backlog of firm customer orders as of December 31, 2012 and December 31, 2011, and the expected year of completion are as follows:

In thousands	Total Backlog 12/31/12	Expected Delivery		Total Backlog 12/31/11	Expected Delivery
		2013	Other Years		2012	Other Years
Freight Segment	$491,772	$413,839	$77,933	$712,903	$591,405	$121,498
Transit Segment	1,167,731	703,039	464,692	836,482	481,721	354,761

Total	$1,659,503	$1,116,878	$542,625	$1,549,385	$1,073,126	$476,259

Engineering and Development

To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2012, 2011, and 2010, we invested about $41.3 million, $37.2 million and $40.2 million, respectively, on product development and improvement activities. The engineering resources of the Company are allocated between research and development activities and the execution of original equipment customer contracts.

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

Intellectual Property

We have more than 1,475 active patents worldwide. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property.

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

In 2012, about 50% of sales were to customers outside the U.S. and to more than 100 countries throughout the world. About 54% of sales were in the aftermarket, with a majority of our remaining sales to OEMs of locomotives, freight cars, subway vehicles and buses.

Top customers can change from year to year. For the fiscal year ended December 31, 2012, our top five customers accounted for 16% of net sales: General Electric Transportation, MRS Logistica S.A., National Steel Car Limited, Trinity Industries, and The Greenbrier Companies. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.

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

Our principal competitors vary across product lines. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG (“Knorr”) and Amsted Rail Company, Inc., a subsidiary of Amsted Industries Corporation, are our principal overall OEM competitors. Our competition for locomotive, freight and passenger transit service and repair is mostly from the railroads’ and passenger transit authorities’ in-house operations, Electro-Motive Diesel, GE Transportation Systems, and New York Air Brake/Knorr. We believe our key strengths, which include leading market positions in core products, breadth of product offering with a stable mix of OEM and aftermarket business, leading design and engineering capabilities, significant barriers to entry and an experienced management team, enable us to compete effectively in this marketplace. Outside of North America, no individual company is our principal competitor in all our operating locations. Largest competitors for Brake and Transit products are Faiveley Transport and Knorr.

Employees

At December 31, 2012, we had 9,253 full-time employees, approximately 27% of whom were unionized. A majority of the employees subject to collective bargaining agreements are within North America and these agreements are generally effective from 2013 through 2015. Agreements expiring at various times during 2013 cover approximately 16% of the Company’s workforce. We consider our relations with employees and union representatives to be good, but cannot assure that future contract negotiations will be favorable to us.

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

We are dependent upon key customers.

We rely on several key customers who represent a significant portion of our business. Our top customers can change from year to year. For the fiscal year ended December 31, 2012, our top five customers accounted for 16% of our net sales. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with us. In addition, many of our customers place orders for products on an as-needed basis and operate in cyclical industries. As a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers, and may be subject to delays and cancellations. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.

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

For the year ended December 31, 2012, we had sales of about $215 million related to PTC. As part of its new surface transportation funding bill, a House committee has proposed extending the PTC deadline, which could affect the rate of industry spending on this technology. Should the federal government change its mandate by amending the timing, scope or requirements of the safety bill, there could be an adverse impact on our revenues in future periods, and would cause us to reassess the staffing, resources and assets deployed in delivering Positive Train Control services.

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

In fiscal year 2012, approximately 50% of our consolidated net sales were to customers outside of the U.S. and we intend to continue to expand our international operations in the future. We currently conduct our international operations through a variety of wholly and majority-owned subsidiaries and joint ventures in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Macedonia, Mexico, the Netherlands, Poland, Spain, South Africa, Turkey, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:

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

Most of these claims, including all of the RFPC claims, are submitted to insurance carriers for defense and indemnity or to non-affiliated companies that retain the liabilities for the asbestos-containing products at issue. We cannot, however, assure that all these claims will be fully covered by insurance or that the indemnitors or insurers will remain financially viable. Our ultimate legal and financial liability with respect to these claims, as is the case with most other pending litigation, cannot be estimated.

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

We warrant the workmanship and materials of many of our products. Accordingly, we are subject to a risk of product liability or warranty claims in the event that the failure of any of our products results in personal injury or death, or does not conform to our customers’ specifications. In addition, in recent years, we have introduced a number of new products for which we do not have a history of warranty experience. Although we have not had any material product liability or warranty claims made against us and we currently maintain liability insurance coverage, we cannot assure that product liability claims, if made, would not exceed our insurance coverage limits or that insurance will continue to be available on commercially acceptable terms, if at all. The possibility exists for these types of warranty claims to result in costly product recalls, significant repair costs and damage to our reputation.

Labor disputes may have a material adverse effect on our operations and profitability.

We collectively bargain with labor unions that represent approximately 27% of our employees. Our current collective bargaining agreements are generally effective from 2013 through 2015. Agreements expiring at various times during 2013 cover approximately 16% of the Company’s workforce. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.

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

At December 31, 2012, we had total debt of $317.9 million. If it becomes necessary to access our available borrowing capacity under the 2011 Refinancing Credit Agreement, the $167.0 million currently borrowed under this facility and the $150.0 million 6.875% senior notes, being indebted could have important consequences to us. For example, it could:

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

In 2011 and 2012, we completed multiple acquisitions with a combined investment of $258.8 million. Although we believe that the acquisitions will improve our market position and realize positive operating results, including operating synergies, operating expense reductions and overhead cost savings, we cannot be assured that these improvements will be obtained or the timing of such improvements. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:

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

Facilities

The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2012. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are long-term and generally include options to renew. The Company’s corporate headquarters are located at the Wilmerding, PA site.

Location	Primary Use	Segment	Own/ Lease	Approximate Square Feet
Domestic
Wilmerding, PA	Manufacturing/Service	Freight	Own	365,000	(1)
Lexington, TN	Manufacturing	Freight	Own	170,000
Jackson, TN	Manufacturing	Freight	Own	150,000
Berwick, PA	Manufacturing/Warehouse	Freight	Own	145,000
Chicago, IL	Manufacturing/Service	Freight	Own	123,140
Greensburg, PA	Manufacturing	Freight	Own	113,000
Warren, OH	Manufacturing	Freight	Own	102,650
Coshocton, OH	Manufacturing/Warehouse/Office	Freight	Own	83,000
Germantown, MD	Manufacturing	Freight	Own	80,000
Chillicothe, OH	Manufacturing/Office	Freight	Lease	104,000
Kansas City, MO	Service Center	Freight	Lease	95,900
Pittsburgh, PA	Manufacturing/Office	Freight	Lease	90,000
Strongsville, OH	Manufacturing/Warehouse/Office	Freight	Lease	80,000
Bensenville, IL	Manufacturing/Warehouse/Office	Freight	Lease	58,000
Jacksonville, FL	Office	Freight	Lease	46,351
Columbia, SC	Service Center	Freight	Lease	40,238
Cedar Rapids, IA	Office	Freight	Lease	37,000
Jacksonville, FL	Warehouse	Freight	Lease	30,000
Boise, ID	Manufacturing	Freight/Transit	Own	326,000
Maxton, NC	Manufacturing	Freight/Transit	Own	105,000
Willits, CA	Manufacturing	Freight/Transit	Own	70,000
Panorama City, CA	Manufacturing	Transit	Lease	200,000
Spartanburg, SC	Manufacturing/Service	Transit	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit	Lease	115,570
Cleveland, OH	Manufacturing/Warehouse/Office	Transit	Lease	92,609
Plattsburgh, NY	Manufacturing	Transit	Lease	64,000
Cleveland, OH	Manufacturing/Warehouse/Office	Transit	Lease	43,283
Export, PA	Manufacturing	Transit	Lease	34,000
Greer, SC	Warehouse	Transit	Lease	34,000
Elmsford, NY	Service Center	Transit	Lease	28,000
Mountaintop, PA	Vacant Land Available for Sale		Own	N/A

International
Wallaceburg (Ontario), Canada	Manufacturing	Freight	Own	126,000
East Beijing, Hebei Province, China	Manufacturing	Freight	Own	78,738
San Luis Potosi, Mexico	Manufacturing/Service	Freight	Own	73,100
Daye, Hubei Province, China	Manufacturing	Freight	Own	59,147
Northampton, UK	Manufacturing	Freight	Lease	300,000

Location	Primary Use	Segment	Own/ Lease	Approximate Square Feet
Shenyang City, Liaoning Province, China	Manufacturing	Freight	Lease	290,550
London (Ontario), Canada	Manufacturing	Freight	Lease	103,540
Stoney Creek (Ontario), Canada	Manufacturing/Service	Freight	Lease	47,940
Wuxi City, Jiangsu Province, China	Manufacturing/Office	Freight	Lease	43,056
Kolkata, India	Manufacturing	Freight	Lease	36,965
Belo Horizonte, Brazil	Manufacturing/Service	Freight	Lease	33,992
Juiz de Fora, Minas Gerais, Brazil	Manufacturing/Office	Freight	Lease	33,992
Lachine (Quebec), Canada	Service Center	Freight	Lease	25,455
Doncaster, UK	Manufacturing/Service	Freight/Transit	Own	330,000
Kilmarnock, UK	Manufacturing	Freight/Transit	Own	107,975
Loughborough, UK	Manufacturing	Freight/Transit	Lease	235,274
Wetherill Park, Australia	Manufacturing	Freight/Transit	Lease	70,600
Avellino, Italy	Manufacturing/Office	Transit	Own	132,495
St. Laurent (Quebec), Canada	Manufacturing	Transit	Own	106,000
Recklinghausen, Germany	Manufacturing	Transit	Own	86,390
Fauld, UK	Manufacturing/Office	Transit	Own	64,000
Sable-sur-Sarthe, France	Manufacturing	Transit	Own	51,667
Utrecht, The Netherlands	Manufacturing	Transit	Own	48,439
Barton under Needwood, UK	Manufacturing/Office	Transit	Lease	253,453
Camisano, Italy	Manufacturing/Office	Transit	Lease	136,465
St. Laurent (Quebec), Canada	Office	Transit	Lease	38,926
Hangzhou, Hunan Province, China	Manufacturing	Transit	Lease	31,032
Sassuolo, Italy	Manufacturing	Transit	Lease	30,000

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.

Item 3.	LEGAL PROCEEDINGS

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

Officers	Age	Position
Albert J. Neupaver	62	President and Chief Executive Officer
Alvaro Garcia-Tunon	60	Executive Vice President and Chief Financial Officer
Raymond T. Betler	57	Chief Operating Officer
Charles F. Kovac	56	Senior Vice President and Group Executive
R. Mark Cox	45	Senior Vice President, Corporate Development
David L. DeNinno	57	Senior Vice President, General Counsel and Secretary
Patrick D. Dugan	46	Senior Vice President, Finance and Corporate Controller
Scott E. Wahlstrom	49	Senior Vice President, Human Resources
Robert Bourg	51	Vice President and Group Executive
Karl-Heinz Colmer	56	Vice President and Group Executive
David Meyer	42	Vice President and Group Executive
Timothy R. Wesley	51	Vice President, Investor Relations and Corporate Communications

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

Charles F. Kovac was named Senior Vice President and Group Executive in December 2010. Mr. Kovac was Vice President, Group Executive of the Company from September 2007 until December 2010. Prior to joining Wabtec, Mr. Kovac served as General Manager of the Global Floor Care / Specialty Motors Division of AMETEK, Inc. since 2003. Prior to joining AMETEK, Inc., Mr. Kovac was Chief Operating Officer of The Teleios Group, LLC from 1999 to 2003.

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

Robert Bourg was named Vice President and Group Executive in February 2012. Prior to that, he was Vice President Rail Electronics from May 2010. Previously, he was Vice President and General Manager of Wabtec Railway Electronics from May 2006 to May 2010. Prior to that, he held various senior management positions within Wabtec since he was hired in August 1992.

Karl-Heinz Colmer was named Vice President and Group Executive in February 2012. Mr. Colmer served as Managing Director of Friction Products from January 2009 until February 2012. Prior to that position, Mr. Colmer served as Managing Director of Becorit GmbH since 2006 after joining Wabtec. Prior to joining Wabtec Mr. Colmer served in various management roles with BBA PLC.

David Meyer was named Vice President and Group Executive in February 2012. Mr. Meyer served as Vice President, Freight Car Products from April 2007 until February 2012. Prior to this position, Mr. Meyer served in several Vice President and General Manager roles within Wabtec since 2003 and joined Wabtec as a Product Line Manager in 1999. Prior to joining Wabtec, Mr. Meyer served in various management roles with Eaton Corporation.

Timothy R. Wesley was named Vice President, Investor Relations and Corporate Communications in November 1999. Previously, Mr. Wesley was Vice President, Investor and Public Relations of MotivePower Industries, Inc. from August 1996 until November 1999.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is listed on the New York Stock Exchange under the symbol “WAB”. As of February 15, 2013, there were 47,723,016 shares of Common Stock outstanding held by 582 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

2012	High	Low	Dividends
First Quarter	$79.08	$66.29	$0.03
Second Quarter	$82.90	$68.27	$0.05
Third Quarter	$83.18	$72.87	$0.05
Fourth Quarter	$89.03	$78.48	$0.05

2011	High	Low	Dividends
First Quarter	$69.13	$51.02	$0.01
Second Quarter	$72.43	$61.47	$0.01
Third Quarter	$71.22	$51.65	$0.03
Fourth Quarter	$71.11	$49.38	$0.03

The Company’s credit agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 8 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

At the close of business on February 15, 2013, the Company’s Common Stock traded at $95.49 per share.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2012, of Wabtec’s common stock, (i) the S&P 500, (ii) and our peer group of manufacturing companies consisting of the following publicly traded companies: The Greenbrier Companies, Inc., L.B. Foster Company, Trinity Industries and Freight Car America, Inc.

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through December 31, 2012 purchases have totaled $72.6 million, leaving $77.4million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conform to the requirements under the 2011 Refinancing Credit Agreement, 2008 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first quarter of 2012, no shares were repurchased. During the second quarter of 2012, the Company repurchased 298,800 shares at an average price of $73.38 per share. During the third quarter of 2012, the Company repurchased 77,500 shares at an average price of $78.32 per share. During the fourth quarter of 2012, the Company repurchased 231,100 shares at an average price of $80.31 per share. All purchases were on the open market.

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

	Year Ended December 31,
In thousands, except per share amounts	2012	2011	2010	2009	2008
Income Statement Data
Net sales	$2,391,122	$1,967,637	$1,507,012	$1,401,616	$1,574,749
Gross profit	694,567	570,424	449,078	393,326	427,186
Operating expenses	(302,288)	(299,723)	(246,268)	(213,294)	(214,670)

Income from operations (1)	$392,279	$270,701	$202,810	$180,032	$212,516

Interest expense, net	$(14,251)	$(15,007)	$(15,923)	$(16,674)	$(8,508)
Other income (expense), net	(670)	(380)	(60)	1	292
Net income from continuing operations	251,732	170,149	123,099	115,055	130,554
Loss from discontinued operations (net of tax)	—	—	—	—	(3)

Net income attributable to Wabtec shareholders (2)	$251,732	$170,149	$123,099	$115,055	$130,551

Diluted Earnings per Common Share
Net income attributable to Wabtec shareholders	$5.19	$3.51	$2.56	$2.39	$2.66

Cash dividends declared per share	$0.16	$0.08	$0.04	$0.04	$0.04

Fully diluted shares outstanding	48,371	48,329	48,005	47,977	48,847

Balance Sheet Data
Total assets	$2,351,542	$2,158,953	$1,803,081	$1,585,835	$1,507,520
Cash	215,766	285,615	236,941	188,659	141,805
Total debt	317,896	395,873	422,075	391,780	387,080
Shareholders’ equity	1,282,017	1,047,644	903,387	778,913	645,807

(1)	In 2011, includes an $18.1 million charge for a court ruling. In 2009, includes $3.9 million royalty charge related to the Final Award in the arbitration proceeding between Faiveley Transport Malmo AB and Wabtec.
(2)	In 2012, a $1.7 million tax benefit was recognized primarily due to claims for refund. In 2011, 2009 and 2008, tax benefits of $1.9 million, $9.7 million and $1.0 million were recognized, respectively, primarily related to resolving certain tax issues from prior years that have been closed from further regulatory examination.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In 2012, about 50% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. The North America freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. The AAR compiles statistics that gauge the level of activity in the freight rail industry, including revenue ton-miles and carloadings, which are generally referred to as “rail traffic”. In 2012, U.S. revenue ton-miles decreased 2.4%, carloadings decreased 3.1% and intermodal carloadings increased 3.2%, generally reflecting a sluggish economy and reduced coal traffic. In anticipation of increased future demand, railroads increased their purchases of new locomotives and freight cars, which had a favorable effect on the Company’s Freight Segment. In 2013, we expect demand for new locomotives to remain about the same as in 2012, while we expect demand for new freight cars to be slightly lower. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.

In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. As part of its new surface transportation funding bill, a House committee has proposed extending this deadline. An extension of the deadline could affect the rate of industry spending on this technology. PTC revenue was about $215 million in 2012.

The North American transit rail industry is driven by government spending and ridership. In 2012, the U.S. Congress passed a new, two-year funding bill, which maintained spending at about the same level, about $10.7 billion, as in prior years. Ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily for equipment and system maintenance. Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles increased about 2.5% in 2012, after a 2% increase in 2011. Spending in 2013 is expected to remain at about current levels.

In 2012, market conditions were mixed in the North America freight rail market. Demand for new freight cars and locomotives were higher, but revenue ton-miles and carloadings were lower. In 2012, U.S. revenue ton-miles decreased 2.4%, carloadings decreased 3.1%, and intermodal carloadings increased 3.2%, generally reflecting a sluggish economy and reduced coal traffic. In the passenger transit market during 2012, the Company believes that existing levels of federal funding and ridership resulted in consistent demand for new equipment and aftermarket parts when compared to previous years; however, most government entities at all levels are facing budget issues, which could have a negative effect on demand for the Company’s products and services.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S. Our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market. Asia-Pacific is a growth market and our various joint ventures and direct exports to China have positioned the Company to take advantage of this growth. Economic growth in Australia has been an area of expansion for the Company as commodity suppliers use our products to meet the demands of their regional customers. The Company is delivering on a PTC contract, expanding locations and has completed two acquisitions in Brazil, allowing us to increase our sales in that market.

In 2013 and beyond, general economic and market conditions in the United States and internationally could have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In millions	2012	2011	2010
Net sales	$2,391.1	$1,967.6	$1,507.0
Cost of sales	(1,696.5)	(1,397.2)	(1,057.9)

Gross profit	694.6	570.4	449.1
Selling, general and administrative expenses	(245.7)	(247.5)	(195.9)
Engineering expenses	(41.3)	(37.2)	(40.2)
Amortization expense	(15.3)	(15.0)	(10.2)

Total operating expenses	(302.3)	(299.7)	(246.3)

Income from operations	392.3	270.7	202.8
Interest expense, net	(14.3)	(15.0)	(15.9)
Other income (expense), net	(0.7)	(0.4)	(0.1)

Income from operations before income taxes	377.3	255.3	186.8
Income tax expense	(125.6)	(85.2)	(63.7)

Net income attributable to Wabtec shareholders	$251.7	$170.1	$123.1

2012 COMPARED TO 2011

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2012	2011	Percent Change
Freight Segment	$1,501,911	$1,210,059	24.1%
Transit Segment	889,211	757,578	17.4%

Net sales	2,391,122	1,967,637	21.5%
Income from operations	392,279	270,701	44.9%
Net income attributable to Wabtec shareholders	$251,732	$170,149	47.9%

The following table shows the major components of the change in sales in 2012 from 2011:

In thousands	Freight Segment	Transit Segment	Total
2011 Net Sales	$1,210,059	$757,578	$1,967,637
Acquisitions	65,731	72,615	138,346
Change in Sales by Product Line:
Specialty Products & Electronics	132,948	20,908	153,856
Remanufacturing, Overhaul & Build	46,124	51,579	97,703
Brake Products	41,362	(567)	40,795
Other Transit Products	—	4,176	4,176
Other	7,733	808	8,541
Foreign Exchange	(2,046)	(17,886)	(19,932)

2012 Net Sales	$1,501,911	$889,211	$2,391,122

Net sales increased by $423.5 million to $2,391.1 million in 2012 from $1,967.6 million in 2011. The increase is due to higher sales of $153.9 million for Specialty Products and Electronics from increased demand for freight original equipment rail products, and positive train control electronics and aftermarket products; $138.3 million from acquisitions; $97.7 million for Remanufacturing, Overhaul and Build sales from increased demand for freight original equipment locomotives and aftermarket services for locomotives; $40.8 million for Brake Products sales due to higher demand for original equipment brakes; and $8.6 million for other products. Company net sales decreased $19.9 million and income from operations decreased $2.4 million due to unfavorable effects of foreign exchange. Net income for 2012 was $251.7 million or $5.19 per diluted share. Net income increased due to higher sales volume.

Freight Segment sales increased by $291.9 million, or 24.1%, due to higher sales of $132.9 million for Specialty Products and Electronics, primarily resulting from increased demand for original equipment rail products, and positive train control electronics and aftermarket rail products; $65.7 million from acquisitions; $46.1 million from increased demand for freight original equipment locomotives and aftermarket services for locomotives; $41.4 million for Brake Products; and $7.7 million for other products. For the Freight Segment, net sales decreased by $2.0 million due to unfavorable effects of foreign exchange.

Transit Segment sales increased by $131.6 million, or 17.4%, due to $72.6 million from acquisitions; higher sales of $51.6 million for Remanufacturing, Overhaul and Build from increased demand for overhaul and aftermarket services; $20.9 million of higher Specialty Products and Electronics sales from increased demand for transit positive train control electronics; and $4.2 million for Other Transit Products. For the Transit Segment, net sales decreased by $17.9 million due to unfavorable effects of foreign exchange.

Cost of Sales and Gross profit Cost of Sales increased by $299.3 million to $1,696.5 million in 2012 from $1,397.2 million in 2011. Cost of sales, as a percentage of sales was 71.0% in 2012 and 2011.

During 2012, raw material costs decreased as a percentage of sales to approximately 43% in 2012 from 44% in 2011. Labor costs increased as a percentage of sales to approximately 12% in 2012 from 11% in 2011. Overhead costs as a percentage of sales were approximately 16% in 2012 and 2011. Freight Segment raw material costs decreased as a percentage of sales to approximately 43% in 2012 from 44% in 2011. Freight Segment labor costs increased as a percentage of sales to approximately 11% in 2012 from 10% in 2011, and overhead costs as a percentage of sales were approximately 15% in 2012 and 2011. Transit Segment raw material costs as a percentage of sales were approximately 43% in 2012 and 2011. Transit Segment labor costs increased as a percentage of sales to approximately 13% in 2012 from 12% in 2011, and overhead costs as a percentage of sales were 19% in 2012 and 2011. In general, raw material costs as a percentage of sales decreased and labor costs as a percentage of sales increased reflecting the higher mix of revenue generated from positive train control electronics and aftermarket services, which has a lower raw material component and higher labor component as cost of sales.

Included in costs of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $3.1 million higher in 2012 compared to 2011 due to increased sales and increased provisions for certain transit contracts. As a percentage of sales, warranty expense was 1.0% in 2012 and 2011.

Gross profit increased to $694.6 million in 2012 compared to $570.4 million in 2011, due to higher sales volume and the reasons discussed above. For 2012 and 2011, gross profit, as a percentage of sales, was 29.0%.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2012	2011	Percent Change
Selling, general and administrative expenses	$245,709	$247,534	(0.7)%
Engineering expenses	41,307	37,193	11.1%
Amortization expense	15,272	14,996	1.8%

Total operating expenses	$302,288	$299,723	0.9%

Selling, general, and administrative expenses decreased $1.8 million in 2012 compared to 2011 because the prior year included an $18.1 million charge for a court ruling which was recorded in the second quarter of 2011and a decrease of $3.0 million in other Corporate expenses. This was offset by $18.0 million of expenses from acquisitions, and $1.7 million increase in incentive and non-cash compensation. Engineering expense increased by $4.1 million in 2012 compared to 2011 as the company focused engineering resources on product development. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense increased in 2012 compared to 2011 due to amortization of intangibles in 2012 associated with acquisitions. Total operating expenses were 12.6% and 15.2% of sales for 2012 and 2011, respectively.

The following table shows our segment operating expenses:

	For the year ended December 31,
In thousands	2012	2011	Percent Change
Freight Segment	$157,320	$146,992	7.0%
Transit Segment	127,759	114,390	11.7%
Corporate	17,209	38,341	(55.1)%

Total operating expenses	$302,288	$299,723	0.9%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Corporate costs are allocated to the freight and transit segments based on segment revenues. Certain corporate departmental expenses are not allocated.

Freight Segment operating expenses increased $10.3 million in 2012 compared to 2011 because of $6.4 million of expenses from acquisitions, an increase of $0.7 million in expenses allocated to the operating segments and an increase of $3.2 million in selling, general and administrative expense supporting higher sales volume. Freight Segment operating expenses were 10.5% and 12.1% of sales for 2012 and 2011, respectively.

Transit Segment operating expenses increased $13.4 million in 2012 compared to 2011 because of $13.1 million of expenses from acquisitions, a benefit of $2.4 million for a settlement related to a prior acquisition which was recorded in the second quarter of 2011, and an increase of $0.6 million in expense allocated to the operating segments, partially offset by a decrease of $2.7 million in selling, general and administrative expense from cost saving initiatives. Transit Segment operating expenses were 14.4% and 15.1% of sales for 2012 and 2011, respectively.

Corporate non-allocated operating expenses decreased $21.1 million in 2012 compared to 2011 because of the charge for a court ruling discussed above and decreases in other non-allocated departmental expenses.

Income from operations Income from operations totaled $392.3 million or 16.4% of sales in 2012 compared to $270.7 million or 13.8% of sales in 2011. Income from operations increased due to higher sales volume, partially offset by increased operating expenses discussed above.

Interest expense, net Overall interest expense, net, decreased due to lower interest rates and lower debt balances.

Other expense, net The Company recorded foreign exchange gains of $0.1 million in 2012 and foreign exchange losses of $2.0 million in 2011 due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 33.3% and 33.4% in 2012 and 2011, respectively.

Net income Net income for 2012 increased $81.6 million, compared to 2011. The increase in net income is due to higher sales volume, partially offset by increased operating expenses.

2011 COMPARED TO 2010

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2011	2010	Percent Change
Freight Segment	$1,210,059	$784,504	54.2%
Transit Segment	757,578	722,508	4.9%

Net sales	1,967,637	1,507,012	30.6%
Income from operations	270,701	202,810	33.8%
Net income attributable to Wabtec shareholders	$170,149	$123,099	38.6%

The following table shows the major components of the change in sales in 2011 from 2010:

In thousands	Freight Segment	Transit Segment	Total
2010 Net Sales	$784,504	$722,508	$1,507,012
Acquisitions	47,614	80,699	128,313
Change in Sales by Product Line:
Brake Products	47,726	(8,424)	39,302
Specialty Products & Electronics	281,487	25,149	306,636
Remanufacturing, Overhaul & Build	26,606	(52,701)	(26,095)
Other Transit Products	—	(26,260)	(26,260)
Other	8,824	302	9,126
Foreign Exchange and Other	13,298	16,305	29,603

2011 Net Sales	$1,210,059	$757,578	$1,967,637

Net sales increased by $460.6 million to $1,967.6 million in 2011 from $1,507.0 million in 2010. The increase is due to higher sales of $306.6 million for Specialty Products and Electronics from increased demand for freight original equipment rail products, and positive train control electronics and aftermarket products; $128.3 million from acquisitions; $39.3 million for Brake Products sales due to higher demand for original equipment brakes; and $9.1 million for other products. Partially offsetting these increases were lower sales of $26.3 million for Other Transit Products and $26.1 million for Remanufacturing, Overhaul and Build, from the completion of certain transit locomotive build contracts and lower sales from certain transit original equipment contracts. The Company realized a net sales increase of $29.6 million and an income from operations increase of $4.1 million due to favorable effects of foreign exchange. Net income for 2011 was $170.1 million or $3.51 per diluted share. Net income increased due to higher sales volume and operating margins.

Freight Segment sales increased by $425.6 million, or 54.2%, due to higher sales of $281.5 million for Specialty Products and Electronics, primarily resulting from increased demand for original equipment rail products, original equipment heat exchange products and aftermarket rail products; $47.7 million for Brake Products resulting from higher car build and increased rail traffic; $47.6 million from acquisitions; $26.6 million for Remanufacturing, Overhaul and Build from increased demand for freight overhaul and remanufacturing services and $8.8 million for other products. For the Freight Segment, net sales improved by $13.3 million due to favorable effects of foreign exchange.

Transit Segment sales increased by $35.1 million, or 4.9%, due to increased sales of $80.7 million from acquisitions and $25.1 million for Specialty Products and Electronics resulting from increased demand for transit positive train control electronics; partially offset by decreased sales of $52.7 million for Remanufacturing, Overhaul and Build, $26.3 million for Other Transit Products and $8.4 million for Brake Products, from the completion of certain transit locomotive build contracts and lower sales from certain transit original equipment contracts. For the Transit Segment, net sales improved by $16.3 million due to favorable effects of foreign exchange.

Cost of Sales and Gross profit Cost of Sales increased by $339.3 million to $1,397.2 million in 2011 from $1,057.9 million in 2010. In 2011, cost of sales, as a percentage of sales was 71.0% compared to 70.2% in the same period of 2010. This increase is the result of increased costs in the transit segment related to certain long-term contracts, partially offset by higher margin product sales (freight and aftermarket) increased as a percentage of total sales compared to other products.

During 2011, raw material costs increased as a percentage of sales to approximately 44% in 2011 from 41% in 2010. Labor costs as a percentage of sales were approximately 11% in 2011 and 2010. Overhead costs decreased as a percentage of sales to approximately 16% in 2011 from 18% in 2010. Freight Segment raw material costs increased as a percentage of sales to approximately 44% in 2011 from 40% in 2010. Freight Segment labor costs decreased as a percentage of sales to approximately 10% in 2011 from 11% in 2010, and overhead costs decreased as a percentage of sales to approximately 15% in 2011 from 18% in 2010. Transit Segment raw material costs as a percentage of sales were approximately 43% in 2011 and 2010. Transit Segment labor costs increased as a percentage of sales to approximately 12% in 2011 from 11% in 2010, and overhead costs increased as a percentage of sales to 19% in 2011 from 18% in 2010. In general, raw material costs as a percentage of sales increased reflecting the higher mix of revenue generated from freight original equipment sales and aftermarket services, which has a higher raw material component as cost of sales. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume.

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

Gross profit increased to $570.4 million in 2011 compared to $449.1 million in 2010, for the reasons discussed above. For 2011, gross profit, as a percentage of sales, was 29.0% compared to 29.8%, for 2010.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2011	2010	Percent Change
Selling, general and administrative expenses	$247,534	$195,892	26.4%
Engineering expenses	37,193	40,203	(7.5)%
Amortization expense	14,996	10,173	47.4%

Total operating expenses	$299,723	$246,268	21.7%

Selling, general, and administrative expenses increased $51.6 million in 2011 compared to 2010 because of $19.0 million of expenses from acquisitions and other growth initiatives, an $18.1 million charge for a court ruling, $11.9 million increase in incentive and non-cash compensation and $4.0 million of other certain one-time charges, partially offset by a benefit of $2.4 million from a settlement related to a prior acquisition. Engineering expense decreased by $3.0 million in 2011 compared 2010 as the Company focused engineering resources on completing original equipment contracts which caused the related engineering costs to be charged to cost of sales. Amortization expense increased in 2011 compared to 2010 due to amortization of intangibles associated with acquisitions. Total operating expenses were 15.2% and 16.3% of sales for 2011 and 2010, respectively.

The following table shows our segment operating expenses:

	For the year ended December 31,
In thousands	2011	2010	Percent Change
Freight Segment	$146,992	$123,822	18.7%
Transit Segment	114,390	107,566	6.3%
Corporate	38,341	14,880	157.7%

Total operating expenses	$299,723	$246,268	21.7%

Segment operating expenses consist of specific segment costs such as; sales and marketing, information technology, insurance, and audit and tax fees; allocated corporate costs, and other segment specific discrete charges. Corporate costs are allocated to the freight and transit segments based on segment revenues. Certain corporate departmental expenses are not allocated.

Freight Segment operating expenses increased $23.2 million in 2011 compared to 2010 because of $11.3 million of expenses from acquisitions, an increase of $10.7 million in expenses allocated to the operating segments and an increase of $1.2 million in selling, general and administrative expense supporting higher sales volume. Freight Segment operating expenses were 12.1% and 15.4% of sales for 2011 and 2010, respectively.

Transit Segment operating expenses increased $6.8 million in 2011 compared to 2010 because of $7.7 million of expenses from acquisitions and an increase of $1.8 million in expense allocated to the operating segments, partially offset by a decrease of $2.7 million in selling, general and administrative expense from cost saving initiatives. Transit Segment operating expenses were 15.1% and 14.8% of sales for 2011 and 2010, respectively.

Corporate non-allocated operating expenses increased $23.5 million because of the charge for a court ruling discussed above and increases in other non-allocated departmental expenses.

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

Liquidity and Capital Resources

Liquidity is provided by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2012	2011	2010
Cash provided by (used for):
Operating activities	$237,738	$248,626	$176,136
Investing activities	(184,944)	(146,182)	(156,255)
Financing activities:
Proceeds from debt	233,400	257,000	248,400
Payments of debt	(311,457)	(283,202)	(218,083)
Stock repurchase	(46,556)	(26,022)	(8,381)
Cash dividends	(7,666)	(3,849)	(1,914)
Other	7,556	9,314	5,826

Operating activities. In 2012, 2011 and 2010, cash provided by operations was $237.7 million, $248.6 million and $176.1 million, respectively. In comparison to 2011, the decrease in cash provided by operations in 2012 resulted from higher working capital, offset by higher net income and higher non-cash items. In 2012 the following working capital items used cash: accounts receivable increased by $23.0 million, primarily due to higher sales; inventory increased by $32.5 million to support the higher sales and due to certain long term contracts; accounts payable and accrued income taxes decreased $34.6 million due to the timing of payments. All other operating assets and liabilities, net, provided cash of $13.4 million due to the payment timing of certain accrued liabilities.

In comparison to 2010, cash provided by operations in 2011 increased from higher net income and higher non-cash items, partially offset by an increase in working capital. In 2011, accounts receivable increased by $68.7 million, primarily due to higher sales; and inventory increased by $79.5 million from the prior year, to support the higher sales level and certain locomotive build contracts. These increases were offset by: an increase in accounts payable of $60.0 million, related to the increased inventory purchases and the timing of payments; an increase in customer deposits of $41.4 million for certain transit and freight contracts; an increase in accrued income taxes of $31.5 million due to payment timing; and an increase in all other operating assets and liabilities, net, provided cash of $50.1 million due to the accrual for a court ruling and the payment timing of certain accrued liabilities.

Investing activities. In 2012, 2011 and 2010, cash used in investing activities was $184.9 million, $146.2 million and $156.3 million, respectively. Net cash paid for acquisitions was $149.9 million, $109.0 million and $138.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Refer to Note 3 of the “Notes to Consolidated Financial Statements” for additional information on acquisitions. Capital expenditures were $36.0 million, $38.0 million, and $20.8 million in 2012, 2011 and 2010, respectively.

Financing activities. In 2012, cash used in financing activities was $124.7 million, which included $233.4 million in proceeds from debt and $311.4 million of repayments of debt on the revolving credit facility, $0.1 million of debt repayments on other debt, $7.7 million of dividend payments and $46.6 million of Wabtec stock repurchases. In 2011, cash used in financing activities was $46.8 million, which included $257.0 million in proceeds from debt and $243.5 million of repayments of debt on the revolving credit facility, $39.7 million of debt repayments on the term loan and other debt, $3.8 million of dividend payments and $26.0 million of Wabtec stock repurchases. In 2010, cash provided by financing activities was $25.8 million, which included $248.4 million in proceeds from debt and $185.4 million of repayments of debt on the revolving credit facility, $32.7 million of debt repayments on the term loan and other debt, $1.9 million of dividend payments and $8.4 million of Wabtec stock repurchases.

The following table shows outstanding indebtedness at December 31, 2012 and 2011.

	December 31,
In thousands	2012	2011
6.875% senior notes, due 2013	$150,000	$150,000
Revolving Credit Facility	167,000	245,000
Capital Leases	896	873

Total	317,896	395,873
Less—current portion	43	68

Long-term portion	$317,853	$395,805

Cash balances at December 31, 2012 and 2011 were $215.8 million and $285.6 million, respectively.

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the Company with a $600 million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016. The 2011 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At December 31, 2012, the Company had available bank borrowing capacity, net of $32.5 million of letters of credit, of approximately $400.5 million, subject to certain financial covenant restrictions.

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

At December 31, 2012 the weighted average interest rate on the Company’s variable rate debt was 1.21%. On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement will be to convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

6.875% Senior Notes Due August 2013. In August 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement and for general corporate purposes. The principal balance is due in full at maturity. The Company has both the intent and ability to refinance the Notes, maturing August 2013, on a long term basis utilizing capacity under the 2011 Refinancing Credit Agreement. The 2011 Refinancing Credit Agreement will provide available bank borrowing capacity sufficient to refinance the Notes on a long-term basis. The Notes are included in the long-term portion of debt as of December 31, 2012. The Company is in compliance with the restrictions and covenants in the indenture under which the Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities. For additional information regarding the Notes see Note 6 of the “Notes to Condensed Consolidated Financial Statements” included in Part IV, Item 15 of this report.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2012:

In thousands	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating activities:
Purchase obligations (1)	$46,036	$44,634	$1,402	$—	$—
Operating leases (2)	82,858	15,853	23,587	17,376	26,042
Pension benefit payments (3)	112,365	10,623	21,899	21,193	58,650
Postretirement benefit payments (4)	22,287	1,840	3,900	4,236	12,311
Financing activities:
Interest payments (5)	25,663	9,546	11,328	4,703	86
Long-term debt (6)	317,896	43	740	317,065	48
Dividends to shareholders (7)	—	—	—	—	—
Investing activities:
Capital projects (8)	48,158	48,158	—	—	—
Other:
Standby letters of credit (9)	33,043	9,286	20,022	951	2,784

Total		$139,983	$82,878	$365,524

(1)	Purchase obligations represent non-cancelable contractual obligations at December 31, 2012. In addition, the Company had $265.4 million of open purchase orders for which the related goods or services had not been received. Although open purchase orders are considered enforceable and legally binding, their terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(2)	Future minimum payments for operating leases are disclosed by year in Note 14 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(3)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute about $4.9 million to pension plan investments in 2012. See further disclosure in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(4)	Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Postretirement payments are based on actuarial estimates using current assumptions for discount rates and health care costs. See further disclosure in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(5)	Interest payments are payable January and July of each year at 6.875% of $150 million Senior Notes due in 2013. Interest payments for the Revolving Credit Facility and Capital Leases are based on contractual terms and the Company’s current interest rates.
(6)	Scheduled principal repayments of outstanding loan balances are disclosed in Note 8 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(7)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $9.6 million.
(8)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2013 budget amount was approved at the December 2012 Board of Directors meeting.

(9)	The Company has $32.5 million in outstanding letters of credit for performance and bid bond purposes, which expire in various dates through 2019. Amounts include interest payments based on contractual terms and the Company’s current interest rate.

The above table does not reflect uncertain tax positions of $11.3 million, the timing of which are uncertain except for $3.1 million that may become payable during 2013. Refer to Note 10 of the “Notes to Consolidated Financial Statements” for additional information on uncertain tax positions.

Obligations for operating activities. The Company has entered into $46.0 million of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $12.9 million and $12.5 million in 2012 and 2011, respectively. Benefits paid for post retirement plans were $1.5 million and $1.9 million in 2012 and in 2011, respectively.

Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments, interest payments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $9.6 million annually.

The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2012 initial value of performance bonds issued on the Company’s behalf is about $282.7 million.

Obligations for investing activities. The Company typically spends approximately $40 million to $50 million a year for capital expenditures, primarily related to facility expansion efficiency and modernization, health and safety, and environmental control. The Company expects annual capital expenditures in the future will be within this range.

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

Critical Accounting Policies

The preparation of the financial statements in accordance with generally accepted accounting principles requires Management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for allowance for doubtful accounts, inventories, the testing of goodwill and other intangibles for impairment, warranty reserves, pensions and other postretirement benefits, stock based compensation and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, Management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. A discussion of the judgments and uncertainties associated with accounting for derivatives and environmental matters can be found in Notes 2 and 18, respectively, in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Warranty Reserves:

The Company provides warranty reserves to cover expected costs from repairing or replacing products with durability, quality or workmanship issues occurring during established warranty periods.	In general, reserves are provided for as a percentage of sales, based on historical experience. In addition, specific reserves are established for known warranty issues and their estimable losses.	If actual results are not consistent with the assumptions and judgments used to calculate our warranty liability, the Company may be at risk of realizing material gains or losses.

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

The rate used to discount future estimated liabilities is determined considering the rates available at year-end on debt instruments that could be used to settle the obligations of the plan. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. The differences between actual and expected asset returns are recognized in expense using the normal amortization of gains and losses per ASC 715.

If assumptions used in determining the pension and other postretirement benefits change significantly, these costs can fluctuate materially from period to period. The key assumptions in determining the pension and other postretirement expense and obligation include the discount rate, expected return on assets and health care cost trend rate. For example, a 1% decrease or increase in the discount rate used in determining the pension and postretirement expense would increase expense $2.5 million or decrease expense $2.2 million, respectively. A 1% decrease or increase in the discount rate used in determining the pension and postretirement obligation would increase the obligation $36.7 million or decrease the obligation$31.0 million, respectively. A 1% decrease or increase in the expected return on assets used in determining the pension expense would increase or decrease expense $1.8 million, respectively. If the actual asset values at December 31, 2011 had been 1% lower, the amortization of losses in the following year would increase $0.2 million. A 1% decrease or increase in the health care cost trend rate used in determining the postretirement

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
expense would decrease or increase expense $0.4 million. A 1% decrease or increase in the health care cost trend rate used in determining the postretirement obligation would decrease the obligation $4.0 million or increase the obligation $4.7 million, respectively.

Stock-based Compensation:

The Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three-year performance goals. The program is structured as a rolling three-year plan; each year starts a new three-year performance cycle with the most recently commenced cycle being 2012-2014. No incentive stock awards will vest for performance below the three-year cumulative threshold. The Company utilizes an economic profit measure for this performance goal. Economic profit is a measure of the extent to which the Company produces financial results in excess of its cost of capital. Based on the Company’s achievement of the threshold and three-year cumulative performance, the stock awards vested can range from 0% to 200% of the shares granted.

	Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three year vesting cycle and corresponding expense based on the grant date fair value of the award. When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts. In the initial grant year of a performance cycle, the Company estimates the three-year performance at 100%. As actual performance results for a cycle begin to accumulate and the Company completes its budgeting and forecasting cycles the performance estimates are updated. These judgments and estimates are reviewed and update on a quarterly basis.	If assumptions used in determining the estimated three-year performance change significantly, stock-based compensation expense related to the unvested incentive stock awards can fluctuate materially from period to period. For example a 10% decrease or increase in the estimated vesting percentage for incentive stock awards would decrease or increase stock-based compensation expense by approximately $1.2 million and $0.3 million, respectively.

Income Taxes:

Wabtec records an estimated liability or benefit for income and other taxes based on what it determines will likely be paid in various tax jurisdictions in which it operates in accordance with ASC 740-10 Accounting for Income Taxes and Accounting for Uncertainty in Income Taxes.

	The estimate of our tax obligations are uncertain because Management must use judgment to estimate the exposures associated with our various filing positions, as well as realization of our deferred tax assets.	Management uses its best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent on various matters including the resolution of the tax audits in the various affected tax jurisdictions and may differ from the amounts recorded.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

	Contract accounting involves a judgmental process of estimating the total sales and costs for each contract, which results in the development of estimated profit margin percentages. For each contract with revenue recognized using the percentage of completion method, the amount reported as revenues is determined by calculating cost incurred to date as a percentage of the total expected contract costs to determine the percentage of total contract revenue to be recognized in the current period. Due to the size, duration and nature of many of our contracts, the estimation of total sales and costs through completion is complicated and subject to many variables. Total contract sales estimates are based on negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and price adjustment clauses (such as inflation or index-based clauses). Total contract cost estimates are largely based on	The development of expected contract costs and contract profit margin percentages involves procedures and personnel in all areas that provide financial or production information on the status of contracts. Due to the significance of judgment in the estimation process, it is likely that materially different revenue amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined profit margin for all contracts recognized on the percentage of completion method during 2012 had been estimated to be higher or lower by 1%, it would have increased or decreased revenue and gross profit for the year by approximately $8.7 million. A few of our contracts are expected to be completed in a loss position. Provisions are made

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 53% and 35% of total long-term debt at December 31, 2012 and 2011, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at December 31, 2012 would increase or decrease interest expense by about $1.7 million.

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

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2012, approximately 50% of Wabtec’s net sales were to the United States, 11% to the United Kingdom, 8% to Canada, 8% to Australia, 6% to Mexico, 2% to Germany, and 15% in other international locations. (See Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report). To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for more information regarding foreign currency exchange risk.

Our market risk exposure is not substantially different from our exposure at December 31, 2011.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent public accountants.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2012. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting appears on page 48 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Ernst & Young’s attestation report on internal control over financial reporting appears on page 49 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2013, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012. Information relating to the executive officers of the Company is set forth in Part I.

Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

This table provides aggregate information as of December 31, 2012 concerning equity awards under Wabtec’s compensation plans and arrangements.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	732,839	$40.48	2,086,697
Equity compensation plans not approved by shareholders	—	—	—

Total	732,839	$40.48	2,086,697

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

			Page
(a)

	(1)	Financial Statements and Reports on Internal Control

		Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	48

		Report of Independent Registered Public Accounting Firm	49

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	50

		Consolidated Balance Sheets as of December 31, 2012 and 2011	51

		Consolidated Statements of Operations for the three years ended December 31, 2012, 2011 and 2010	52

		Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012, 2011 and 2010	53

		Consolidated Statements of Cash Flows for the three years ended December 31, 2012, 2011 and 2010	54

		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2012, 2011 and 2010	55

		Notes to Consolidated Financial Statements	56

	(2)	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts	93

			Filing Method

(b)

		Exhibits

	3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	11

	3.2	Amended and Restated By-Laws of the Company, effective February 15, 2011	10

	4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	3

	4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Senior Notes due 2013	3

	4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	3

		Filing Method

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	3

10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	5

10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended *	5

10.6	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	4

10.7	Form of Restricted Stock Agreement	1

10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan *	6

10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	7

10.10	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, Citizens Bank of Pennsylvania, PNC Bank, National Association, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., JP Morgan Chase Bank, Bank of America, N.A., Branch Banking and Trust Company, The Bank of Toyko-Mitsubish UFJ, Ltd., the Bank of Nova Scotia and First Commonwealth Bank, dated as of November 7, 2011	8

10.11	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Raymond T. Betler, Charles F. Kovac, R. Mark Cox, David L. DeNinno, Patrick D. Dugan, Scott E. Wahlstrom and Timothy R. Wesley*	9

10.12	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009	1

10.13	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	1

10.14	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended	1

10.15	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended	1

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

		Filing Method

32.1	Section 1350 Certifications	1

101.INS**	XBRL Instance Document.	1

101.SCH**	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	1

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).
3	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-110600).
4	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.
5	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 033-90866) filed on April 13, 2006.
6	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 033-90866) filed on March 31, 2011.
7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended September 30, 2008.
8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866) Dated November 7, 2011.
9	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866) dated July 2, 2009.
10	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 22, 2011.
11	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 25, 2011.
*	Management contract or compensatory plan.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Management has excluded Mors Smitt Holding (“Mors Smitt”), Winco Equipamentos Ferroviarios Ltda. (“Winco”) and LH Group (“LH”) from its assessment of internal controls over financial reporting as of December 31, 2012 because the Company acquired Mors Smitt effective June 14, 2012, Winco effective July 31, 2012 and LH effective October 1, 2012. Mors Smitt, Winco and LH are wholly owned subsidiaries whose total assets represents 5.2%, 0.5% and 2.6%, respectively and whose total net assets represents 7.5%, 0.4% and 3.7%, respectively, and net income represents 0.5%, 0.2% and 0.0%, respectively and whose customer revenues represents 1.3%, 0.2% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mors Smitt Holding (“Mors Smitt”), Winco Equipamentos Ferroviarios Ltda. (“Winco”) and LH Group (“LH”), which are included in the 2012 consolidated financial statements of Westinghouse Air Brake Technologies Corporation and constituted 5.2%, 0.5% and 2.6%, respectively, of total assets and 7.5%, 0.4% and 3.7%, respectively, of total net assets as of December 31, 2012, and 0.5%, 0.2% and 0.0%, respectively, of net income and 1.3%, 0.2% and 0.7%, respectively, of customer revenue for the year then ended. Our audit of internal control over financial reporting of Westinghouse Air Brake Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Mors Smitt, Winco and LH.

In our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 22, 2013

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except share and par value	2012	2011
Assets
Current Assets
Cash and cash equivalents	$215,766	$285,615
Accounts receivable	389,915	346,281
Inventories	407,039	348,174
Deferred income taxes	60,894	57,339
Other	19,324	18,373

Total current assets	1,092,938	1,055,782
Property, plant and equipment	555,924	513,113
Accumulated depreciation	(311,836)	(291,091)

Property, plant and equipment, net	244,088	222,022
Other Assets
Goodwill	666,022	587,531
Other intangibles, net	308,321	257,355
Deferred income taxes	183	240
Other noncurrent assets	39,990	36,023

Total other assets	1,014,516	881,149

Total Assets	$2,351,542	$2,158,953

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$248,593	$244,649
Customer deposits	82,810	72,811
Accrued compensation	53,222	48,564
Accrued warranty	39,860	29,416
Current portion of long-term debt	43	68
Commitments and contingencies	435	392
Other accrued liabilities	128,096	145,485

Total current liabilities	553,059	541,385
Long-term debt	317,853	395,805
Accrued postretirement and pension benefits	66,388	63,837
Deferred income taxes	91,176	74,217
Commitments and contingencies	1,238	1,290
Accrued warranty	18,352	21,224
Other long-term liabilities	21,459	13,551

Total liabilities	1,069,525	1,111,309
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 47,703,684 and 47,946,360 outstanding at December 31, 2012 and 2011, respectively	662	662
Additional paid-in capital	381,348	360,914
Treasury stock, at cost, 18,471,083 and 18,228,407 shares, at December 31, 2012 and 2011, respectively	(349,388)	(309,196)
Retained earnings	1,297,772	1,053,706
Accumulated other comprehensive loss	(53,564)	(60,897)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	1,276,830	1,045,189
Non-controlling interest	5,187	2,455

Total shareholders’ equity	1,282,017	1,047,644

Total Liabilities and Shareholders’ Equity	$2,351,542	$2,158,953

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
In thousands, except per share data	2012	2011	2010
Net sales	$2,391,122	$1,967,637	$1,507,012
Cost of sales	(1,696,555)	(1,397,213)	(1,057,934)

Gross profit	694,567	570,424	449,078
Selling, general and administrative expenses	(245,709)	(247,534)	(195,892)
Engineering expenses	(41,307)	(37,193)	(40,203)
Amortization expense	(15,272)	(14,996)	(10,173)

Total operating expenses	(302,288)	(299,723)	(246,268)
Income from operations	392,279	270,701	202,810
Other income and expenses
Interest expense, net	(14,251)	(15,007)	(15,923)
Other (expense) income, net	(670)	(380)	(60)

Income from operations before income taxes	377,358	255,314	186,827
Income tax expense	(125,626)	(85,165)	(63,728)

Net income attributable to Wabtec shareholders	$251,732	$170,149	$123,099

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$5.24	$3.54	$2.57

Diluted
Net income attributable to Wabtec shareholders	$5.19	$3.51	$2.56

Weighted average shares outstanding
Basic	47,734	47,820	47,597
Diluted	48,371	48,329	48,005

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year ended December 31,
In thousands	2012	2011	2010
Net income attributable to Wabtec shareholders	$251,732	$170,149	$123,099
Foreign currency translation gain (loss)	14,428	(12,714)	(2,633)
Unrealized gain (loss) on foreign exchange contracts	—	191	(82)
Unrealized (loss) gain on interest rate swap contracts	(2,628)	1,096	(2,475)
Pension benefit plans and post-retirement benefit plans	(6,292)	(16,420)	(5,158)

Comprehensive income before income taxes	257,240	142,302	112,751
Income tax benefit related to components of other comprehensive income	1,825	5,027	2,817

Comprehensive income attributable to Wabtec shareholders	$259,065	$147,329	$115,568

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands, except per share data	2012	2011	2010
Operating Activities
Net income attributable to Wabtec shareholders	$251,732	$170,149	$123,099
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	44,136	44,849	38,586
Stock-based compensation expense	19,848	18,646	11,765
Deferred income taxes	581	(16,595)	16,248
Loss on disposal of property, plant and equipment	1,112	1,191	777
Excess income tax benefits from exercise of stock options	(3,125)	(4,415)	(2,570)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(22,976)	(68,697)	(34,255)
Inventories	(32,491)	(79,537)	(1,650)
Accounts payable	(12,483)	59,974	44,294
Accrued income taxes	(33,202)	31,514	(5,811)
Accrued liabilities and customer deposits	13,323	43,201	(10,181)
Other assets and liabilities	10,983	48,346	(4,166)

Net cash provided by operating activities	237,438	248,626	176,136
Investing Activities
Purchase of property, plant and equipment	(36,001)	(37,971)	(20,843)
Proceeds from disposal of property, plant and equipment	971	663	418
Acquisitions of businesses, net of cash acquired	(149,914)	(108,874)	(135,830)

Net cash used for investing activities	(184,944)	(146,182)	(156,255)
Financing Activities
Proceeds from debt	233,400	257,000	248,400
Payments of debt	(311,457)	(283,202)	(218,083)
Stock repurchase	(46,556)	(26,022)	(8,381)
Proceeds from exercise of stock options and other benefit plans	4,431	4,899	3,256
Excess income tax benefits from exercise of stock options	3,125	4,415	2,570
Cash dividends ($0.16, $0.08 and $0.04 per share for the years ended December 31, 2012, 2011 and 2010)	(7,666)	(3,849)	(1,914)

Net cash (used for) provided by financing activities	(124,723)	(46,759)	25,848
Effect of changes in currency exchange rates	2,380	(7,011)	2,553

(Decrease) increase in cash	(69,849)	48,674	48,282
Cash, beginning of year	285,615	236,941	188,659

Cash, end of year	$215,766	$285,615	$236,941

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands, except share and per share data	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	66,174,767	$662	$329,707	(18,486,072)	$(289,137)	$766,221	$(30,546)	$776,907
Cash dividends ($0.04 dividend per share)						(1,914)		(1,914)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			(1,611)	471,950	7,437			5,826
Stock-based Compensation			11,765					11,765
Net income						123,099		123,099
Translation adjustment							(2,633)	(2,633)
Unrealized (loss) on foreign exchange contracts, net of $30 tax							(52)	(52)
Unrealized (loss) on interest rate swap contracts, net of $980 tax							(1,495)	(1,495)
Change in pension and post retirement benefit plans, net of $1,807 tax							(3,351)	(3,351)
Stock Repurchase				(206,560)	(8,381)			(8,381)

Balance, December 31, 2010	66,174,767	$662	$339,861	(18,220,682)	$(290,081)	$887,406	$(38,077)	$899,771
Cash dividends ($0.08 dividend per share)						(3,849)		(3,849)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			2,407	430,875	6,907			9,314
Stock-based Compensation			18,646					18,646
Net income						170,149		170,149
Translation adjustment							(12,714)	(12,714)
Unrealized gain on foreign exchange contracts, net of $70 tax							122	122
Unrealized gain on interest rate swap contracts, net of $434 tax							662	662
Change in pension and post retirement benefit plans, net of $5,530 tax							(10,890)	(10,890)
Stock Repurchase				(438,600)	(26,022)			(26,022)

Balance, December 31, 2011	66,174,767	$662	$360,914	(18,228,407)	$(309,196)	$1,053,706	$(60,897)	$1,045,189
Cash dividends ($0.16 dividend per share)						(7,666)		(7,666)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax			1,192	364,724	6,364			7,556
Stock-based Compensation			19,242					19,242
Net income						251,732		251,732
Translation adjustment							14,428	14,428
Unrealized gain on interest rate swap contracts, net of $1,040 tax							(1,588)	(1,588)
Change in pension and post retirement benefit plans, net of $785 tax							(5,507)	(5,507)
Stock Repurchase				(607,400)	(46,556)			(46,556)

Balance, December 31, 2012	66,174,767	$662	$381,348	(18,471,083)	$(349,388)	$1,297,772	$(53,564)	$1,276,830

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In 2012, about 50% of the Company’s revenues came from customers outside the U.S.

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

Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $6.7 million and $8.4 million as of December 31, 2012 and 2011, respectively.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic) 350) – Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02). The provisions of ASU 2012-02 provide an entity with the option to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, based on the review of the qualitative factors, an entity determines it is not more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, no further action is required. If an entity determines otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test required by prior accounting guidance. Similar to under ASU 2011-08, the entity has the option to bypass the qualitative assessment and proceed directly to the fair value calculation and the entity may resume performing the qualitative analysis in any subsequent period. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted if the financial statements for the most recent annual or interim period have not yet been issued. We chose to early adopt these new accounting provisions effective with our intangible impairment review during the fourth quarter of fiscal 2012. We determined, based upon our qualitative assessment, that the fair value calculation was not required as there were no indications that the fair value of our indefinite-lived intangible assets was less than their carrying value.

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

If our qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company then performs a two-step impairment test. In the first step of the quantitative assessment, our assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. The Company reviews goodwill for impairment at the reporting unit level. The Company prepares its goodwill impairment analysis by comparing the estimated fair value of each reporting unit, using an income approach (a discounted cash flow model) as well as a market approach, with its carrying value. The income approach and the market approach are equally weighted in arriving at fair value, which the Company has applied consistently. The discounted cash flow model requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures for the reporting units. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecasted by the reporting units), as well as projections of future operating margins. The market approach requires several assumptions including EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units.

Warranty Costs Warranty costs are accrued based on Management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $23.0 million, $19.9 million and $22.8 million for 2012, 2011 and 2010, respectively. Accrued warranty was $58.2 million and $50.6 million at December 31, 2012 and 2011, respectively.

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

Financial Derivatives and Hedging Activities The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At December 31, 2012, the Company had no forward contracts.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. Effective July 31, 2013, with a termination date of November 7, 2016, this interest rate swap agreement will convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that the interest rate swap agreements qualify for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreement and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. As of December 31, 2012, the Company has recorded a current liability of $4.1 million and a corresponding offset in accumulated other comprehensive loss of $2.5 million, net of tax, related to this agreement.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other (expense) income, net were $0.1 million, $2.0 million and $1.0 million for 2012, 2011 and 2010, respectively.

Noncontrolling Interests In accordance with ASC 810, the Company has classified noncontrolling interests as equity on our condensed consolidated balance sheets as of December 31, 2012 and 2011. Net income attributable to noncontrolling interests for the years ended December 31, 2012, 2011 and 2010 was not material.

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

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $97.1 million and $58.9, customer deposits were $82.8 million and $72.8, and provisions for loss contracts were $14.2 million and $9.3 million at December 31, 2012 and 2011, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $20.5 million and $15.4 million at December 31, 2012 and 2011, respectively.

Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2012, 2011 and 2010.

Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.

Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2012, 2011 and 2010, the Company incurred costs of approximately $41.3 million, $37.2 million and $40.2 million, respectively.

Employees As of December 31, 2012, approximately 27% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective from 2013 through 2015. Agreements expiring in 2013 cover approximately 16% of the Company’s workforce.

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

The Company made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•

On July 31, 2012, the Company acquired Winco Equipamentos Ferroviarios Ltda. (“Winco”), an established marketing and sales company and provider of freight car components with capabilities including value-added engineering and assembly, service, technical support and logistics, based in Brazil, for an initial net payment of approximately $3.7 million, net of cash, resulting in preliminary additional goodwill of $4.8 million, none of which will be deductible for tax purposes. In addition to the $3.7 million, the purchase agreement includes contingent consideration to be paid in future periods based on the achievement of certain financial results.

•

On November 3, 2011, the Company acquired Bearward Engineering (“Bearward”), a UK-based manufacturer of cooling systems and related equipment for power generation and other industrial markets, for a net purchase price of approximately $43.6 million, net of cash, resulting in additional goodwill of $17.0 million, none of which will be deductible for tax purposes.

For the Winco acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the Bearward acquisition, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the acquisition.

	Winco	Bearward
In thousands	July 31, 2012	November 3, 2011
Current assets	$1,584	$15,346
Property, plant & equipment	47	4,520
Goodwill and other intangible assets	7,401	36,950
Other assets	—	—

Total assets acquired	9,032	56,816
Total liabilities assumed	(5,376)	(13,190)

Net assets acquired	$3,656	$43,626

The Company made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•

On January 31, 2013, the Company acquired Napier Turbochargers Ltd. (“Napier”), a UK-based provider of turbochargers and related parts for the worldwide power generation and marine markets, for a net purchase price of approximately $112.5 million, net of cash.

•

On October 1, 2012, the Company acquired LH Group (“LH”), a UK-based provider of maintenance and overhaul services for the passenger transit market, for a net purchase price of approximately $47.8 million, net of cash, resulting in preliminary goodwill of $18.9 million, none of which will be deductible for tax purposes.

•

On July 13, 2012, the Company acquired Tec Tran Corp. and its affiliates (“Tec Tran”), the only U.S.-owned manufacturer of hydraulic braking systems for transit cars, based in North Carolina, for a net purchase price of approximately $8.3 million, net of cash, resulting in preliminary additional goodwill of $1.7 million, which will be deductible for tax purposes.

•

On June 14, 2012, the Company acquired Mors Smitt Holding (“Mors Smitt”), a leading manufacturer of electronic components for rail and industrial markets with operations in the Netherlands, the United Kingdom, the U.S., France, China and Hong-Kong, for a net purchase price of approximately $90.0 million, net of cash, resulting in preliminary additional goodwill of $42.5 million, none of which will be deductible for tax purposes.

•

On November 18, 2011, the Company acquired Fulmer Company (“Fulmer”), a leading manufacturer of motor components for rail, power generation and other industrial markets, for a net purchase price of $13.6 million, resulting in additional goodwill of $2.4 million, which will be deductible for tax purposes.

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

For the LH, Tec Tran and Mors Smitt acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the Fulmer, ATP and Brush Traction acquisition, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the acquisition.

	LH Group	Tec Tran	Mors Smitt	Fulmer	ATP	Brush Traction
In thousands	October 1, 2012	July 13, 2012	June 14, 2012	November 18, 2011	June 29, 2011	February 28, 2011
Current assets	$19,126	$1,955	$23,787	$3,993	$—	$19,558
Property, plant & equipment	5,553	116	10,530	1,636	—	8,862
Goodwill and other intangible assets	38,705	6,717	79,298	8,619	21,100	30,816
Other assets	—	—	944	—	—	—

Total assets acquired	63,384	8,788	114,559	14,248	21,100	59,236
Total liabilities assumed	(15,592)	(470)	(24,571)	(657)	—	(28,559)

Net assets acquired	$47,792	$8,318	$89,988	$13,591	$21,100	$30,677

The 2012 acquisitions listed above, excluding Napier, include escrow deposits of $11.8 million, which may be released to the Company for indemnity and other claims in accordance with the purchase and escrow agreements.

Of the allocation of $121.7 million of acquired intangible assets for the companies listed in the above tables exclusive of goodwill, $83.2 million was assigned to customer relationships, $27.7 million was assigned to trade names, $2.1 million was assigned to a license agreement, $2.1 million was assigned to non-compete agreements and $6.6 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ average useful life is 20 years, the license agreement’s useful life is 20 years, and the non-compete agreements average useful life is two years.

The following unaudited pro forma financial information presents income statement results as if the acquisition of Brush Traction, ATP, Bearward, Fulmer, Mors Smitt, Tec Tran, Winco and LH had occurred January 1, 2011:

	For the year ended December 31,
In thousands, except per share	2012	2011
Net sales	$2,486,096	$2,211,838
Gross profit	722,141	643,956
Net income attributable to Wabtec shareholders	256,885	190,091
Diluted earnings per share
As reported	$5.19	$3.51
Pro forma	$5.30	$3.93

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the year ended December 31,
In thousands	2012	2011	2010
Interest paid during the year	$16,309	$16,505	$16,814
Income taxes paid during the year, net of amount refunded	135,691	68,053	46,106
Business acquisitions:
Fair value of assets acquired	$198,066	$160,862	$166,048
Liabilities assumed	46,009	47,620	26,280

Cash paid	152,057	113,242	139,768
Less cash acquired	2,303	4,248	1,570

Net cash paid	$149,754	$108,994	$138,198

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through December 31, 2012 purchases have totaled $72.6 million, leaving $77.4 million under the authorization. The new share repurchase authorization superseded the previous authorization of $150 million of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conform to the requirements under the 2011 Refinancing Credit Agreement, 2008 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first quarter of 2012, no shares were repurchased. During the second quarter of 2011, the Company repurchased 298,800 shares at an average price of $73.38 per share. During the third quarter of 2012, the Company repurchased 77,500 shares at an average price of $78.32 per share. During the fourth quarter of 2012, the Company repurchased 231,100 shares at an average price of $80.31 per share. All purchases were on the open market.

During the first quarter of 2011, no shares were repurchased. During the second quarter of 2012, the Company repurchased 95,000 shares at an average price of $65.14 per share. During the third quarter of 2011, the Company repurchased 308,600 shares at an average price of $57.08 per share. During the fourth quarter of 2011, the Company repurchased 35,000 shares at an average price of $63.41 per share. All purchases were on the open market.

5.	INVENTORIES

The components of inventory, net of reserves, were:

	December 31,
In thousands	2012	2011
Raw materials	$186,341	$154,885
Work-in-process	129,605	110,179
Finished goods	91,093	83,110

Total inventories	$407,039	$348,174

6.	PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

	December 31,
In thousands	2012	2011
Machinery and equipment	$406,574	$374,942
Buildings and improvements	129,869	120,200
Land and improvements	16,297	14,396
Locomotive leased fleet	3,184	3,575

PP&E	555,924	513,113
Less: accumulated depreciation	(311,836)	(291,091)

Total	$244,088	$222,022

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Buildings and improvements	20 to 40
Machinery and equipment	3 to 15
Locomotive leased fleet	4 to 15

Depreciation expense was $28.9 million, $29.9 million, and $28.4 million for 2012, 2011 and 2010, respectively.

7.	INTANGIBLES

Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Goodwill and indefinite lived intangible assets are reviewed annually during the fourth quarter for impairment (See Note 2 “Summary of Significant Accounting Policies” included herein). Goodwill and indefinite live intangible assets were not impaired at December 31, 2012 and 2011.

Goodwill was $666.0 million and $587.5 million at December 31, 2012 and 2011, respectively. The change in the carrying amount of goodwill by segment for the year ended December 31, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2011	$388,221	$199,310	$587,531
Adjustment to preliminary purchase price allocation of acquisitions	2,660	1,364	4,024
Acquisition	4,781	63,505	68,286
Foreign currency impact	1,522	4,659	6,181

Balance at December 31, 2012	$397,184	$268,838	$666,022

As of December 31, 2012 and 2011, the Company’s trademarks had a net carrying amount of $131.3 million and $114.6 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2012	2011
Patents, non-compete, and other intangibles, net of accumulated amortization of $35,556 and $32,316	$11,835	$14,849
Customer relationships, net of accumulated amortization of $31,572 and $21,295	165,160	127,960

Total	$176,995	$142,809

The weighted average useful lives of patents, customer relationships and intellectual property were five years, 16 years and 17 years respectively. Amortization expense for intangible assets was $15.3 million, $15.0 million, and $10.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2013	$14,368
2014	$13,693
2015	$12,558
2016	$12,405
2017	$10,884

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In thousands	2012	2011
6.875% senior notes, due 2013	$150,000	$150,000
Revolving Credit Facility	167,000	245,000
Capital Leases	896	873

Total	317,896	395,873
Less—current portion	43	68

Long-term portion	$317,853	$395,805

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the company with a $600 million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016. The 2011 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At December 31, 2012, the Company had available bank borrowing capacity, net of $32.5 million of letters of credit, of approximately $400.5 million, subject to certain financial covenant restrictions.

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

At December 31, 2012 the weighted average interest rate on the Company’s variable rate debt was 1.21%. On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement will be to convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

6.875% Senior Notes Due August 2013

In August 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The principal balance is due in full at maturity. The Company has both the intent and ability to refinance the Notes, maturing August 2013, on a long term basis utilizing capacity under the 2011 Refinancing Credit Agreement. The 2011 Refinancing Credit Agreement will provide available bank borrowing capacity sufficient to refinance the Notes on a long-term basis. The Notes are included in the long-term portion of debt as of December 31, 2012. The Company is in compliance with the restrictions and covenants in the indenture under which the Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

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

Debt and Capital Leases

Scheduled principal repayments of debt and capital lease balances as of December 31, 2012 are as follows:

2013	$43
2014	690
2015	50
2016	317,035
2017	30
Future years	48

Total	$317,896

9.	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German, and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee. The Company uses a December 31 measurement date for the plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

Obligations and Funded Status

	U.S.		International
In thousands	2012	2011	2012	2011
Change in projected benefit obligation
Obligation at beginning of year	$(52,351)	$(47,623)	$(144,641)	$(141,151)
Service cost	(379)	(309)	(2,006)	(3,204)
Interest cost	(2,113)	(2,428)	(7,114)	(7,575)
Employee contributions	—	—	(419)	(443)
Plan curtailments and amendments	—	—	—	1,025
Benefits paid	3,548	3,585	9,335	8,913
Expenses and premiums paid	—	—	541	651
Acquisition	—	—	(1,050)	—
Actuarial gain (loss)	(931)	(5,576)	(13,360)	(5,377)
Effect of currency rate changes	—	—	(4,793)	2,520

Obligation at end of year	$(52,226)	$(52,351)	$(163,507)	$(144,641)

Change in plan assets
Fair value of plan assets at beginning of year	$39,951	$39,738	$131,327	$125,568
Actual return on plan assets	4,484	1,105	10,621	673
Employer contributions	1,516	2,693	6,739	16,777
Employee contributions	—	—	419	443
Benefits paid	(3,548)	(3,585)	(9,335)	(8,913)
Expenses and premiums paid	—	—	(541)	(651)
Acquisition	—	—	667	—
Effect of currency rate changes	—	—	4,192	(2,570)

Fair value of plan assets at end of year	$42,403	$39,951	$144,089	$131,327

Funded status
Fair value of plan assets	$42,403	$39,951	$144,089	$131,327
Benefit obligations	(52,226)	(52,351)	(163,507)	(144,641)

Funded Status	$(9,823)	$(12,400)	$(19,418)	$(13,314)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—	$930	$2,582
Current liabilities	—	—	(47)	(46)
Noncurrent liabilities	(9,823)	(12,400)	(20,301)	(15,850)

Net amount recognized	$(9,823)	$(12,400)	$(19,418)	$(13,314)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$(801)	$(924)
Prior service costs	(98)	(160)	(390)	(539)
Net actuarial loss	(30,557)	(33,983)	(45,824)	(37,244)

Net amount recognized	$(30,655)	$(34,143)	$(47,015)	$(38,707)

The aggregate accumulated benefit obligation for the U.S. pension plans was $51.4 million and $51.7 million as of December 31, 2012 and 2011, respectively. The aggregate accumulated benefit obligation for the international pension plans was $154.2 million and $133.9 million as of December 31, 2012 and 2011, respectively.

	U.S.		International
In thousands	2012	2011	2012	2011
Information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$(52,226)	$(52,351)	$(125,145)	$(101,228)
Accumulated benefit obligation	(51,428)	(51,735)	(115,885)	(94,505)
Fair value of plan assets	42,403	39,951	104,797	86,199
Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$(52,226)	$(52,351)	$(125,145)	$(110,860)
Fair value of plan assets	42,403	39,951	104,797	94,965

Components of Net Periodic Benefit Costs

	U.S.			International
In thousands	2012	2011	2010	2012	2011	2010
Service cost	$379	$309	$267	$2,006	$3,204	$2,915
Interest cost	2,113	2,428	2,488	7,114	7,575	7,531
Expected return on plan assets	(3,095)	(3,331)	(3,205)	(8,132)	(8,477)	(7,807)
Amortization of initial net obligation and prior service cost	62	62	62	322	380	380
Amortization of net loss	2,968	2,502	1,590	2,412	1,665	1,524
Curtailment loss recognized	—	—	—	—	312	1,261
Settlement loss recognized	—	—	—	1,149	712	1,030

Net periodic benefit cost	$2,427	$1,970	$1,202	$4,871	$5,371	$6,834

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2012 are as follows:

In thousands	U.S.	International
Net gain (loss) arising during the year	$458	$(10,871)
Effect of exchange rates	—	(1,320)
Amortization, settlement, or curtailment recognition of net transition obligation	—	162
Amortization or curtailment recognition of prior service cost	62	160
Amortization or settlement recognition of net loss	2,968	3,561

Total recognized in other comprehensive income (loss)	$3,488	$(8,308)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,061	$(13,179)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International
	2012	2011	2010	2012	2011	2010
Discount rate	3.90%	4.30%	5.20%	4.30%	4.96%	5.43%
Expected return on plan assets	7.50%	7.50%	8.00%	6.09%	6.12%	6.72%
Rate of compensation increase	3.00%	3.00%	3.00%	3.10%	3.21%	3.17%

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

As of December 31, 2012 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2013.

In thousands	U.S.	International
Net transition obligation	$—	$166
Prior service cost	62	161
Net actuarial loss	3,294	3,216

	$3,356	$3,543

Pension Plan Assets

The Company has established formal investment policies for the assets associated with our pension plans. Objectives include maximizing long-term return at acceptable risk levels and diversifying among asset classes. Asset allocation targets are based on periodic asset liability study results which help determine the appropriate investment strategies. The investment policies permit variances from the targets within certain parameters. The plan assets consist primarily of equity security funds, debt security funds, and temporary cash and cash equivalent investments. The assets held in these funds are generally passively managed and are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy (See Note 17 “Fair Value Measurement” included herein). Plan assets by asset category at December 31, 2012 and 2011 are as follows:

	U.S.		International
In thousands	2012	2011	2012	2011
Pension Plan Assets
Equity security funds	$21,081	$19,669	$77,715	$76,679
Debt security funds and other	20,785	19,650	65,674	53,396
Cash and cash equivalents	537	632	700	1,252

Fair value of plan assets	$42,403	$39,951	$144,089	$131,327

The U.S. pension plan has a target asset allocation of 50% equity securities and 50% debt securities. The international pension plans have target asset allocations of 50% equity securities and 50% debt securities. Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Rebalancing of the asset allocation occurs on a quarterly basis.

Cash Flows

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $4.9 million to the international plans and does not expect to make a contribution to the U.S. plans during 2013.

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2013	$3,550	$7,073
2014	3,545	7,191
2015	3,585	7,578
2016	3,497	6,976
2017	3,525	7,195
2018 through 2022	17,358	41,292

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

Obligations and Funded Status

	U.S.		International
In thousands	2012	2011	2012	2011
Change in projected benefit obligation
Obligation at beginning of year	$(33,464)	$(31,614)	$(4,003)	$(4,349)
Service cost	(24)	(31)	(45)	(56)
Interest cost	(1,387)	(1,610)	(201)	(231)
Benefits paid	1,197	1,614	270	303
Actuarial gain (loss)	(129)	(1,823)	(228)	241
Effect of currency rate changes	—	—	(89)	89

Obligation at end of year	$(33,807)	$(33,464)	$(4,296)	$(4,003)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	1,197	1,614	270	303
Benefits paid	(1,197)	(1,614)	(270)	(303)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status
Fair value of plan assets	$—	$—	$—	$—
Benefit obligations	(33,807)	(33,464)	(4,296)	(4,003)

Funded status	$(33,807)	$(33,464)	$(4,296)	$(4,003)

	U.S.		International
In thousands	2012	2011	2012	2011
Amounts recognized in the statement of financial position consist of:
Current liabilities	$(1,509)	$(1,555)	$(330)	$(325)
Noncurrent liabilities	(32,298)	(31,909)	(3,966)	(3,678)

Net amount recognized	$(33,807)	$(33,464)	$(4,296)	$(4,003)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$—	$—
Prior service credit	12,663	15,271	265	495
Net actuarial (loss) gain	(29,719)	(31,380)	753	1,049

Net amount recognized	$(17,056)	$(16,109)	$1,018	$1,544

Components of Net Periodic Benefit Cost

	U.S.			International
In thousands	2012	2011	2010	2012	2011	2010
Service cost	$24	$31	$45	$45	$56	$60
Interest cost	1,387	1,610	1,599	201	231	300
Amortization of initial net obligation and prior service credit	(2,608)	(2,661)	(2,563)	(240)	(243)	(225)
Amortization of net loss (gain)	1,790	1,761	1,378	(90)	(142)	(50)

Net periodic benefit (credit) cost	$593	$741	$459	$(84)	$(98)	$85

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2012 are as follows:

In thousands	U.S.	International
Net gain (loss) arising during the year	$(129)	$(228)
Effect of exchange rates	—	32
Amortization or curtailment recognition of prior service cost	(2,608)	(240)
Amortization or settlement recognition of net loss (gain)	1,790	(90)

Total recognized in other comprehensive (loss) income	$(947)	$(526)

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(1,540)	$(442)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds.

	U.S.			International
	2012	2011	2010	2012	2011	2010
Discount rate	3.90%	4.30%	5.20%	4.30%	5.15%	5.50%

As of December 31, 2012 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2013.

In thousands	U.S.	International
Prior service credit	$(2,608)	$(218)
Net actuarial loss (gain)	1,759	(96)

	$(849)	$(314)

The assumed health care cost trend rate for the U.S. plans grades from an initial rate of 7.2% to an ultimate rate of 4.5% by 2027 and for international plans from 8.0% to 4.5% by 2030. A 1% increase in the assumed health care cost trend rate will increase the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $180,000 and $22,000, respectively, for 2013, and increase the accumulated postretirement benefit obligation by approximately $4.4 million and $324,000, respectively. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $153,000 and $18,000, respectively, for 2013, and decrease the accumulated postretirement benefit obligation by approximately $3.7 million and $279,000, respectively.

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2013	$1,510	$330
2014	1,583	333
2015	1,654	330
2016	1,755	332
2017	1,799	350
2018 through 2022	10,381	1,930

Defined Contribution Plans

The Company also participates in certain defined contribution plans and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended December 31,
In thousands	2012	2011	2010
Multi-employer pension and health & welfare plans	$2,122	$1,574	$1,130
401(k) savings and other defined contribution plans	14,394	11,045	9,567

Total	$16,516	$12,619	$10,697

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2012 and 2011, the plan held on behalf of its participants about 371,100 shares with a market value of $32.5 million, and 403,400 shares with a market value of $28.2 million, respectively.

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

The Company’s participation in multiemployer plans for the year ended December 31, 2012 is outlined in the table below. For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

		Pension Protection Act Zone Status (b)		FIP / RP Status Pending / Implemented (c)	Contributions by the Company				Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN /PN (a)	2011	2010		2012	2011	2010	Surcharge Imposed (d)
Idaho Operating Engineers– Employers Pension Trust Fund	EIN # 91-6075538 Plan #001	Green	Green	No	$1,803(1)	$1,269(1)	$883(1)	No	6/30/2015
Automobile Mechanics’ Local No 701 Union and Industry Pension Plan	EIN #36-6042061 Plan #001	Red	Yellow	Yes (2)	$310	$298	$245	Yes (3)	12/11/2014

Other Plans					$9	$7	$2

Total Contributions					$2,122	$1,574	$1,130

(1)	The Company’s contribution represents more than 5% of the total contributions to the plan.
(2)	The Pension Fund’s board adopted a Rehabilitation Plan on September 30, 2012, increasing the weekly pension fund contribution rates by $75 with corresponding decreases to the weekly welfare fund contribution rates.
(3)	Critical status triggered a 5% surcharge on employer contributions effective June 2012. Effective January 1, 2013, this surcharge increases to 10% and remains in effect until the Company’s union adopts the Rehabilitation Plan.

(a)	The “EIN / PN” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.
(b)	The most recent Pension Protection Act Zone Status available for 2011 and 2010 is for plan years that ended in 2011 and 2010, respectively. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.
(c)	The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2012.
(d)	The “Surcharge Imposed” column indicates whether the Company’s contribution rate for 2012 included an amount in addition the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

10.	INCOME TAXES

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

	For the year ended December 31,
In thousands	2012	2011	2010
Domestic	$273,234	$161,108	$113,430
Foreign	104,124	94,206	73,397

Income from operations before income taxes	$377,358	$255,314	$186,827

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $404.1 million at December 31, 2012. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $5.2 million would be payable upon remittance of all previously unremitted earnings at December 31, 2012.

The consolidated provision for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2012	2011	2010
Current taxes
Federal	$81,630	$57,272	$24,570
State	16,415	12,203	3,671
Foreign	27,000	32,285	19,239

	$125,045	$101,760	$47,480
Deferred taxes
Federal	(2,203)	(10,591)	11,205
State	851	(2,326)	1,163
Foreign	1,933	(3,678)	3,880

	581	(16,595)	16,248

Total provision	$125,626	$85,165	$63,728

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2012	2011	2010
U. S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.8	2.3	2.0
Tax reserves	0.3	(0.5)	0.2
Foreign	(2.7)	(2.0)	(1.9)
Research and development credit	(0.2)	(0.9)	(1.0)
Manufacturing deduction	(2.1)	(1.6)	(1.2)
Other, net	0.2	1.1	1.0

Effective rate	33.3%	33.4%	34.1%

The “American Taxpayer Relief Act” retroactively extended the Research and Development tax credit and certain foreign tax provisions that expired for 2012. The benefit of these extenders, approximately $2.0 million, will not be recorded until the first quarter of 2013 when the bill is enacted.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes. These deferred income taxes will be recognized as future tax benefits or costs when the temporary differences reverse.

Components of deferred tax assets and liabilities were as follows:

	December 31,
In thousands	2012	2011
Deferred income tax assets:
Accrued expenses and reserves	$38,288	$30,602
Warranty reserve	15,496	13,144
Deferred compensation/employee benefits	14,117	11,504
Pension and postretirement obligations	25,685	23,760
Inventory	9,841	9,518
Net operating loss carry forwards	4,744	3,011
Tax credit carry forwards	2,857	4,635

Gross deferred income tax assets	111,028	96,174
Valuation allowance	2,141	—

Total deferred income tax assets	108,887	96,174
Deferred income tax liabilities:
Property, plant & equipment	24,273	23,018
Intangibles	112,431	87,784
Other	2,281	2,010

Total deferred income tax liabilities	138,985	112,812

Net deferred income tax liability	$(30,098)	$(16,638)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2012, a $2.1 million valuation allowance for foreign carryforwards was recorded.

State and foreign tax credit carryforwards of approximately $2.8 million expire in various periods from December 31, 2014 to December 31, 2029. State net operating loss carryforwards in the amount of $50.0 million expire in various periods from December 31, 2014 to December 31, 2033.

As of December 31, 2012, the liability for income taxes associated with uncertain tax positions was $11.3 million, of which $3.7 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2011, the liability for income taxes associated with uncertain tax positions was $8.2 million, of which $2.1 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the liability for income taxes associated with uncertain tax positions follows:

In thousands	2012	2011	2010
Gross liability for uncertain tax positions at beginning of year	$8,204	$9,974	$9,981
Gross increases—uncertain tax positions in prior periods	180	859	2,117
Gross decreases—uncertain tax positions in prior periods	—	—	(1,564)
Gross increases—current period uncertain tax positions	4,649	375	313
Gross decreases—audit settlements during year	(648)	(1,889)	(751)
Gross decreases—expiration of audit statute of limitations	(1,118)	(1,115)	(122)

Gross liability for uncertain tax positions at end of year	$11,267	$8,204	$9,974

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, the total interest and penalties accrued was approximately $2.5 million and $1.4 million, respectively. As of December 31, 2011, the total interest and penalties accrued was approximately $2.8 million and $1.5 million, respectively.

The Internal Revenue Service is currently auditing the 2009 and 2010 tax years. With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2009.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $3.1 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

11.	EARNINGS PER SHARE

The computation of earnings per share from operations is as follows:

	For the Year Ended December 31,
In thousands, except per share	2012	2011	2010
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$251,732	$170,149	$123,099
Less: dividends declared—common shares and non-vested restricted stock	(7,666)	(3,849)	(1,914)

Undistributed earnings	244,066	166,300	121,185
Percentage allocated to common shareholders (1)	99.5%	99.5%	99.5%

	242,846	165,469	120,579
Add: dividends declared—common shares	7,627	3,830	1,905

Numerator for basic and diluted earnings per common share	$250,473	$169,299	$122,484

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,734	47,820	47,597
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	637	509	408

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,371	48,329	48,005

Net income per common share attributable to Wabtec shareholders
Basic	$5.24	$3.54	$2.57
Diluted	$5.19	$3.51	$2.56
(1) Basic weighted-average common shares outstanding	47,734	47,820	47,597
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,976	48,063	47,828
Percentage allocated to common shareholders	99.5%	99.5%	99.5%

Options to purchase approximately 19,000, 25,000, and 15,000 shares of Common Stock were outstanding in 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

12.	STOCK-BASED COMPENSATION PLANS

As of December 31, 2012, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10 year term through March 27, 2021 and provides a maximum of 1,900,000 shares for grants or awards; no shares have been granted or awarded under this 2011 Plan as of December 31, 2012. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. As of December 31, 2012, the number of shares available for future grants under the 2000 Plan was 89,640 shares. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan (“the Directors Plan”). The Directors Plan, as amended, authorizes a total of 500,000 shares of Common Stock to be issued. Under the Directors Plan options issued become exercisable over a three-year vesting period and expire ten years from the date of grant and restricted stock issued under the plan vests one year from the date of grant. As compensation for directors’ fees for the years ended December 31, 2012, 2011 and 2010, the Company issued a total of 11,005, 11,636 and 18,302 shares of restricted stock to non-employee directors. The total number of shares issued under the plan as of December 31, 2012 was 402,943 shares. No awards may be made under the 2000 Plan or the Directors Plan subsequent to October 31, 2016.

Stock-based compensation expense was $19.8 million, $18.6 million and $11.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company recognized associated tax benefits related to the stock-based compensation plans of $5.9 million, $5.1 million and $3.0 million for the respective periods. Included in the stock-based compensation expense for 2012 above is $2.4 million of expense related to stock options, $4.8 million related to non-vested restricted stock, $606,000 related to restricted stock units, $11.2 million related to incentive stock awards and $800,000 related to awards issued for Directors’ fees. At December 31, 2012, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock awards expected to vest totaled $20.2 million and will be recognized over a weighted average period of 1.0 years.

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

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and Directors Plan for the years ended December 31:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2009	1,119,253	$23.89	6.1	$16,136
Granted	120,125	38.21		1,764
Exercised	(232,289)	14.02		(9,030)
Canceled	(8,700)	33.30		(170)

Outstanding at December 31, 2010	998,389	$27.83	6.2	$25,018
Granted	126,446	58.05		1,505
Exercised	(252,860)	19.38		(12,788)
Canceled	(9,583)	27.91		(403)

Outstanding at December 31, 2011	862,392	$34.74	6.5	$30,362
Granted	75,698	70.71		1,274
Exercised	(173,368)	25.56		(10,746)
Canceled	(31,883)	38.22		(1,573)

Outstanding at December 31, 2012	732,839	$40.48	6.3	$34,487

Exercisable at December 31, 2012	450,647	$33.34	6.1	$24,424

Options outstanding at December 31, 2012 were as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Currently Exercisable	Weighted Average Exercise Price of Options Currently Exercisable
Under $13.00	19,666	$10.77	0.2	19,666	$10.77
13.00 – 20.00	20,000	16.85	1.8	20,000	16.85
20.00 – 25.00	2,667	21.15	2.0	2,667	21.15
25.00 – 30.00	197,750	29.02	6.0	141,750	29.03
Over 30.00	492,756	47.33	6.9	266,564	38.66

	732,839	$40.48		450,647	$33.34

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2012	2011	2010
Dividend yield	.23%	.08%	.10%
Risk-free interest rate	1.4%	3.0%	3.2%
Stock price volatility	45.0	45.6	46.1
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the year	$26.42	$23.20	$15.69

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of December 31, 2012, the Company estimates that it will achieve 200%, 200% and 126% for the incentive stock awards expected to vest based on performance for the three year periods ending December 31, 2012, 2013, and 2014, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

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

The following table summarizes the restricted stock activity for the 2011Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the years ended December 31:

	Non-Vested Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	241,284	267,792	$31.65
Granted	160,427	158,492	39.17
Vested	(114,509)	(99,318)	33.36
Adjustment for incentive stock awards expected to vest	—	32,827	53.04
Canceled	(10,575)	(3,466)	34.94

Outstanding at December 31, 2010	276,627	356,327	$35.90
Granted	113,582	117,150	28.35
Vested	(112,330)	(67,342)	36.47
Adjustment for incentive stock awards expected to vest	—	242,226	46.12
Canceled	(3,270)	(1,999)	34.82

Outstanding at December 31, 2011	274,609	646,362	$44.04
Granted	111,980	118,660	70.89
Vested	(98,694)	(122,079)	35.73
Adjustment for incentive stock awards expected to vest	—	34,889	65.53
Canceled	(14,508)	(13,293)	45.04

Outstanding at December 31, 2012	273,387	664,539	$53.37

13.	OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were:

	December 31,
In thousands	2012	2011
Foreign currency translation gain (loss)	$11,981	$(2,447)
Unrealized loss on interest rate swap contracts, net of tax of $1,612 and $571	(2,459)	(871)
Pension benefit plans and post retirement benefit plans, net of tax of $(30,622) and $(29,836)	(63,086)	(57,579)

Total accumulated other comprehensive loss	$(53,564)	$(60,897)

14.	OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.

Total net rental expense charged to operations in 2012, 2011, and 2010 was $14.7 million, $13.4 million and $9.8 million respectively. The amounts above are shown net of sublease rentals of $0.2 million, $0.3 million and $0.2 million for the years 2012, 2011 and 2010, respectively.

Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

In thousands	Real Estate	Equipment	Total
2013	$14,862	$991	$15,853
2014	12,547	417	12,964
2015	10,429	194	10,622
2016	9,532	29	9,561
2017	7,814	1	7,816
2018 and after	26,042	—	26,042

15.	WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended December 31,
In thousands	2012	2011
Balance at beginning of period	$50,640	$35,513
Warranty expense	23,015	19,884
Acquisitions	1,529	12,070
Warranty payments	(16,972)	(16,827)

Balance at end of period	$58,212	$50,640

16.	PREFERRED STOCK

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2012 and 2011 there was no preferred stock issued or outstanding.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2012, which are included in other current liabilities on the Consolidated Balance sheet:

	Total Carrying Value at December 31, 2012	Fair Value Measurements at December 31, 2012 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreement	4,070	—	4,070	—

Total	$4,070	$—	$4,070	$—

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2011, which are included in other current liabilities on the Consolidated Balance sheet:

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

A competitor of the Company, Faiveley Transport USA, Inc. and certain of its affiliated entities, sued the Company in U.S. District Court for the Southern District of New York in May, 2010 alleging misappropriation of trade secrets and related claims stemming from an expired License Agreement. In April 2011 the court granted the plaintiffs’ motion for partial summary judgment on several of their claims. Following a jury trial on damages plaintiffs were awarded $18.1 million, plus interest, and a final verdict in this amount was entered in July 2011. The Company recorded a charge in the second quarter of 2011 in the amount of $18.1 million. The Company appealed the verdict to the U.S. Court of Appeals for the Second Circuit. On February 6, 2013, the appellate court issued a summary order decreeing that the judgment awarding damages be vacated and remanded to the district court for a new trial limited to the issue of damages unless the Faiveley plaintiffs agreed to reduce the amount of damages previously awarded to $15 million, plus interest. No further proceedings have occurred since the date of the appellate court’s order.

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

Segment financial information for 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,501,911	$889,211	$—	$2,391,122
Intersegment sales/(elimination)	22,670	7,752	(30,422)	—

Total sales	$1,524,581	$896,963	$(30,422)	$2,391,122

Income (loss) from operations	$316,127	$93,361	$(17,209)	$392,279
Interest expense and other	—	—	(14,921)	(14,921)

Income (loss) from operations before income taxes	$316,127	$93,361	$(32,130)	$377,358

Depreciation and amortization	26,436	16,583	1,117	44,136
Capital expenditures	25,095	8,688	2,218	36,001
Segment assets	1,895,512	1,599,835	(1,143,805)	2,351,542

Segment financial information for 2011 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,210,059	$757,578	$—	$1,967,637
Intersegment sales/(elimination)	16,703	6,419	(23,122)	—

Total sales	$1,226,762	$763,997	$(23,122)	$1,967,637

Income (loss) from operations	$225,282	$83,760	$(38,341)	$270,701
Interest expense and other	—	—	(15,387)	(15,387)

Income (loss) from operations before income taxes	$225,282	$83,760	$(53,728)	$255,314

Depreciation and amortization	29,216	14,864	769	44,849
Capital expenditures	24,118	11,857	1,996	37,971
Segment assets	1,799,385	1,102,370	(742,802)	2,158,953

Segment financial information for 2010 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$784,504	$722,508	$—	$1,507,012
Intersegment sales/(elimination)	17,740	3,437	(21,177)	—

Total sales	$802,244	$725,945	$(21,177)	$1,507,012

Income (loss) from operations	$122,127	$95,563	$(14,880)	$202,810
Interest expense and other	—	—	(15,983)	(15,983)

Income (loss) from operations before income taxes	$122,127	$95,563	$(30,863)	$186,827

Depreciation and amortization	26,336	11,580	670	38,586
Capital expenditures	11,765	8,016	1,062	20,843
Segment assets	1,543,839	903,879	(644,637)	1,803,081

The following geographic area data as of and for the years ended December 31, 2012, 2011 and 2010, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2012	2011	2010	2012	2011	2010
United States	$1,199,294	$1,051,372	$815,001	$131,850	$126,837	$125,081
United Kingdom	255,326	182,653	130,346	28,905	21,046	6,747
Canada	194,493	157,379	172,509	11,043	12,982	16,290
Australia	191,994	106,254	76,168	5,151	5,075	5,373
Mexico	139,089	104,384	45,079	4,886	5,281	5,946
Brazil	96,620	70,786	15,828	1,082	893	709
France	42,310	35,199	14,039	3,564	15	8
Italy	39,462	50,412	41,653	20,926	21,937	19,801
Germany	38,574	33,452	29,992	12,914	13,211	14,203
China	28,886	20,641	30,052	7,555	6,248	2,925
Other international	165,074	155,105	136,345	16,212	8,497	9,142

Total	$2,391,122	$1,967,637	$1,507,012	$244,088	$222,022	$206,225

Export sales from the Company’s United States operations were $579.6 million, $410.6 million and $327.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Sales by product are as follows:

In thousands	2012	2011	2010
Specialty Products & Electronics	$1,094,148	$880,030	$516,595
Brake Products	527,399	497,968	444,439
Remanufacturing, Overhaul & Build	496,883	331,787	272,527
Other Transit Products	197,634	195,251	220,152
Other	75,058	62,601	53,299

Total Sales	$2,391,122	$1,967,637	$1,507,012

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	2012		2011
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swap agreement	$4,070	$4,070	$1,442	$1,442
6.875% senior notes	150,000	154,125	150,000	156,400

The fair value of the Company’s interest rate swap agreement and senior notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreements.

21.	GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

Effective August 2003, the Company issued $150 million of Senior Notes due in 2013 (“the Notes”). On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility due in 2016 (“the Bank Debt”). The obligations under the Note and the Bank Debt are fully and unconditionally guaranteed by all U.S. subsidiaries as guarantors. In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.

Balance Sheet for December 31, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$22,335	$5,473	$187,958	$—	$215,766
Accounts receivable	1,210	213,895	174,810	—	389,915
Inventories	—	278,610	128,429	—	407,039
Other current assets	63,496	5,400	11,322	—	80,218

Total current assets	87,041	503,378	502,519	—	1,092,938
Property, plant and equipment, net	4,685	127,165	112,238	—	244,088
Goodwill	7,980	402,510	255,532	—	666,022
Investment in Subsidiaries	3,146,931	279,731	—	(3,426,662)	—
Other intangibles, net	—	169,374	138,947	—	308,321
Other long term assets	(10,491)	4,309	46,355	—	40,173

Total assets	$3,236,146	$1,486,467	$1,055,591	$(3,426,662)	$2,351,542

Current liabilities	$64,404	$321,675	$166,980	$—	$553,059
Intercompany	1,506,541	(1,598,419)	91,878	—	—
Long-term debt	317,000	168	685	—	317,853
Other long term liabilities	66,184	37,845	94,584	—	198,613

Total liabilities	1,954,129	(1,238,731)	354,127	—	1,069,525
Stockholders’ equity	1,282,017	2,725,198	701,464	(3,426,662)	1,282,017

Total Liabilities and Stockholders’ Equity	$3,236,146	$1,486,467	$1,055,591	$(3,426,662)	$2,351,542

Balance Sheet for December 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$75,621	$14,024	$195,970	$—	$285,615
Accounts receivable	186	196,909	149,186	—	346,281
Inventories	—	250,280	97,894	—	348,174
Other current assets	59,990	5,989	9,733	—	75,712

Total current assets	135,797	467,202	452,783	—	1,055,782
Property, plant and equipment, net	3,655	123,182	95,185	—	222,022
Goodwill	7,980	399,419	180,132	—	587,531
Investment in Subsidiaries	2,675,378	183,357	—	(2,858,735)	—
Other intangibles, net	—	174,351	83,004	—	257,355
Other long term assets	(9,946)	5,640	40,569	—	36,263

Total assets	$2,812,864	$1,353,151	$851,673	$(2,858,735)	$2,158,953

Current liabilities	$72,396	$282,671	$186,318	$—	$541,385
Intercompany	1,222,650	(1,303,441)	80,791	—	—
Long-term debt	395,000	198	607	—	395,805
Other long term liabilities	75,174	33,790	65,155	—	174,119

Total liabilities	1,765,220	(986,782)	332,871	—	1,111,309
Stockholders’ equity	1,047,644	2,339,933	518,802	(2,858,735)	1,047,644

Total Liabilities and Stockholders’ Equity	$2,812,864	$1,353,151	$851,673	$(2,858,735)	$2,158,953

Income Statement for the Year Ended December 31, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,658,638	$898,797	$(166,313)	$2,391,122
Cost of sales	(884)	(1,071,389)	(692,975)	68,693	(1,696,555)

Gross (loss) profit	(884)	587,249	205,822	(97,620)	694,567
Total operating expenses	(62,972)	(154,262)	(85,054)	—	(302,288)

(Loss) income from operations	(63,856)	432,987	120,768	(97,620)	392,279
Interest (expense) income, net	(21,562)	5,608	1,703	—	(14,251)
Other income (expense), net	38,842	(8,123)	(31,389)	—	(670)
Equity earnings (loss)	380,515	62,463	—	(442,978)	—

Pretax income (loss)	333,939	492,935	91,082	(540,598)	377,358
Income tax expense	(82,207)	(13,963)	(29,456)	—	(125,626)

Net income (loss) attributable to Wabtec shareholders	$251,732	$478,972	$61,626	$(540,598)	$251,732

Comprehensive income (loss) attributable to Wabtec shareholders	$244,637	$478,972	$76,054	$(540,598)	$259,065

Income Statement for the Year Ended December 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,382,319	$726,414	$(141,096)	$1,967,637
Cost of sales	(2,332)	(890,532)	(562,659)	58,310	(1,397,213)

Gross (loss) profit	(2,332)	491,787	163,755	(82,786)	570,424
Total operating expenses	(81,491)	(142,766)	(75,466)	—	(299,723)

(Loss) income from operations	(83,823)	349,021	88,289	(82,786)	270,701
Interest (expense) income, net	(22,202)	4,680	2,515	—	(15,007)
Other income (expense), net	24,247	(1,299)	(23,328)	—	(380)
Equity earnings (loss)	299,719	53,247	—	(352,966)	—

Pretax income (loss)	217,941	405,649	67,476	(435,752)	255,314
Income tax expense	(47,792)	(13,153)	(24,220)	—	(85,165)

Net income (loss) attributable to Wabtec shareholders	$170,149	$392,496	$43,256	$(435,752)	$170,149

Comprehensive income (loss) attributable to Wabtec shareholders	$160,043	$392,496	$30,542	$(435,752)	$147,329

Income Statement for the Year Ended December 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination (1)	Consolidated
Net sales	$—	$1,089,937	$497,851	$(80,776)	$1,507,012
Cost of sales	1,152	(725,704)	(383,975)	50,593	(1,057,934)

Gross profit (loss)	1,152	364,233	113,876	(30,183)	449,078
Total operating expenses	(46,891)	(135,745)	(63,632)	—	(246,268)

(Loss) income from operations	(45,739)	228,488	50,244	(30,183)	202,810
Interest (expense) income, net	(22,749)	5,911	915	—	(15,923)
Other income (expense), net	4,928	1,139	(6,127)	—	(60)
Equity earnings (loss)	215,042	34,613	—	(249,655)	—

Pretax income (loss)	151,482	270,151	45,032	(279,838)	186,827
Income tax expense	(28,383)	(13,461)	(21,884)	—	(63,728)

Net income (loss) attributable to Wabtec shareholders	$123,099	$256,690	$23,148	$(279,838)	$123,099

Comprehensive income (loss) attributable to Wabtec shareholders	$118,201	$256,690	$20,515	$(279,838)	$115,568

Condensed Statement of Cash Flows for the Year Ended December 31, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$75,464	$499,168	$203,404	$(540,598)	$237,438
Net cash used in investing activities	(4,084)	(28,623)	(152,237)	—	(184,944)
Net cash (used in) provided by financing activities	(124,666)	(479,096)	(61,559)	540,598	(124,723)
Effect of changes in currency exchange rates	—	—	2,380	—	2,380

Decrease in cash	(53,286)	(8,551)	(8,012)	—	(69,849)
Cash, beginning of period	75,621	14,024	195,970	—	285,615

Cash, end of period	$22,335	$5,473	$187,958	$—	$215,766

Condensed Statement of Cash Flows for the Year Ended December 31, 2011:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$86,089	$444,510	$153,779	$(435,752)	$248,626
Net cash used in investing activities	(6,125)	(51,156)	(88,901)	—	(146,182)
Net cash (used in) provided by financing activities	(47,057)	(392,556)	(42,898)	435,752	(46,759)
Effect of changes in currency exchange rates	—	—	(7,011)	—	(7,011)

Increase in cash	32,907	798	14,969	—	48,674
Cash, beginning of period	42,714	13,226	181,001	—	236,941

Cash, end of period	$75,621	$14,024	$195,970	$—	$285,615

Condensed Statement of Cash Flows for the Year Ended December 31, 2010:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$5,719	$381,874	$68,381	$(279,838)	$176,136
Net cash used in investing activities	(1,062)	(124,006)	(31,187)	—	(156,255)
Net cash provided by (used in) financing activities	26,031	(256,766)	(23,255)	279,838	25,848
Effect of changes in currency exchange rates	—	—	2,553	—	2,553

Increase in cash	30,688	1,102	16,492	—	48,282
Cash, beginning of period	12,026	12,124	164,509	—	188,659

Cash, end of period	$42,714	$13,226	$181,001	$—	$236,941

22.	OTHER INCOME (EXPENSE)

The components of other expense are as follows:

	For the year ended December 31,
In thousands	2012	2011	2010
Foreign currency loss	$(134)	$(2,041)	$(978)
Other miscellaneous (expense) income	(536)	1,661	918

Total other (expense) income	$(670)	$(380)	$(60)

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$583,309	$609,820	$587,593	$610,400
Gross profit	169,381	173,427	171,279	180,480
Income from operations	94,110	100,865	96,842	100,462
Net income attributable to Wabtec shareholders	59,261	64,712	62,994	64,765
Basic earnings from operations per common share	$1.24	$1.35	$1.32	$1.35
Diluted earnings from operations per common share	$1.22	$1.33	$1.30	$1.34

2011
Net sales	$455,259	$478,899	$498,840	$534,639
Gross profit	133,195	142,744	147,151	147,334
Income from operations (1)	66,377	56,362	75,453	72,509
Net income attributable to Wabtec shareholders (2)	40,952	36,334	46,600	46,263
Basic earnings from operations per common share	$0.85	$0.75	$0.97	$0.96
Diluted earnings from operations per common share	$0.85	$0.75	$0.96	$0.96

The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30 and September 30. The fiscal year ends on December 31.

(1)	The second quarter of 2011 includes an $18.1 million charge for a court ruling.
(2)	The second quarter of 2011 includes tax benefits of $1.7 million primarily related to resolving certain tax issues from prior periods that have been closed from further regulatory examination. The third quarter of 2012 includes tax benefits of $1.7 million due to claims for refund.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date: February 22, 2013	By:	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	February 22, 2013
Albert J. Neupaver, President, Chief Executive Officer and Director (Principal Executive Officer)

By	/S/ ALVARO GARCIA-TUNON	February 22, 2013
Alvaro Garcia-Tunon, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By	/S/ PATRICK D. DUGAN	February 22, 2013
Patrick D. Dugan, Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)

By	/S/ WILLIAM E. KASSLING	February 22, 2013
William E. Kassling, Chairman of the Board and Director

By	/S/ ROBERT J. BROOKS	February 22, 2013
Robert J. Brooks, Director

By	/S/ EMILIO A. FERNANDEZ	February 22, 2013
Emilio A. Fernandez, Director

By	/S/ LEE B. FOSTER, II	February 22, 2013
Lee B. Foster, II, Director

By	/S/ BRIAN P. HEHIR	February 22, 2013
Brian P. Hehir, Director

By	/S/ MICHAEL W. D. HOWELL	February 22, 2013
Michael W. D. Howell, Director

	Signature and Title	Date

By	/S/ NICKOLAS W. VANDE STEEG	February 22, 2013
Nickolas W. Vande Steeg, Director

By	/S/ GARY C. VALADE	February 22, 2013
Gary C. Valade, Director

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2012
Warranty and overhaul reserves	$50,640	$23,015	$1,529	$16,972	$58,212
Allowance for doubtful accounts	8,406	2,484	72	4,306	6,656
Valuation allowance-taxes	—	2,141	—	—	2,141
Merger and restructuring reserve	960	—	—	124	836

2011
Warranty and overhaul reserves	$35,513	$19,884	$12,070	$16,827	$50,640
Allowance for doubtful accounts	7,503	5,047	—	4,144	8,406
Valuation allowance-taxes	2,471	(2,471)	—	—	—
Merger and restructuring reserve	1,070	—	12	122	960

2010
Warranty and overhaul reserves	$29,207	$22,841	$215	$16,750	$35,513
Allowance for doubtful accounts	7,328	7,540	(16)	7,349	7,503
Valuation allowance-taxes	2,121	350	—	—	2,471
Merger and restructuring reserve	1,336	—	(36)	230	1,070

(1)	Reserves of acquired/(sold) companies; valuation allowances for state and foreign deferred tax assets; impact of fluctuations in foreign currency exchange rates.
(2)	Actual disbursements and/or charges.

EXHIBIT INDEX

Exhibits		Filing Method

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	11

3.2	Amended and Restated By-Laws of the Company, effective February 15, 2011	10

4.1(a)	Indenture with the Bank of New York as Trustee dated as of August 6, 2003	3

4.1(b)	Resolutions Adopted July 23, 2003 by the Board of Directors establishing the terms of the offering of up to $150,000,000 aggregate principal amount of 6.875% Senior Notes due 2013	3

4.2	Purchase Agreement, dated July 23, 2003, by and between the Company and the initial purchasers	3

4.3	Exchange and Registration Rights Agreement, dated August 6, 2003	3

10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	5

10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended *	5

10.6	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	4

10.7	Form of Restricted Stock Agreement	1

10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan *	6

10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	7

10.10	Refinancing Credit Agreement by and among the Company, the Guarantors, various lenders, Citizens Bank of Pennsylvania, PNC Bank, National Association, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., JP Morgan Chase Bank, Bank of America, N.A., Branch Banking and Trust Company, The Bank of Toyko-Mitsubish UFJ, Ltd., the Bank of Nova Scotia and First Commonwealth Bank, dated as of November 7, 2011	8

10.11	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Raymond T. Betler, Charles F. Kovac, R. Mark Cox, David L. DeNinno, Patrick D. Dugan, Scott E. Wahlstrom and Timothy R. Wesley*	9

Exhibits		Filing Method

10.12	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009	1

10.13	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended	1

10.14	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended	1

10.15	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended	1

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

101.INS**	XBRL Instance Document.	1

101.SCH**	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	1

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).
3	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-110600).
4	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.
5	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 033-90866) filed on April 13, 2006.
6	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 033-90866) filed on March 31, 2011.
7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended September 30, 2008.
8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866) Dated November 7, 2011.
9	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866) dated July 2, 2009.
10	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 033-90866), dated February 22, 2011.
11	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 033-90866), dated February 25, 2011.
*	Management contract or compensatory plan.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.