Form 10-Q
period 2013-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2013-05-02
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2013
Common Stock, $.01 par value per share	48,099,239 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

March 31, 2013

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited March 31, 2013	December 31, 2012

Assets
Current Assets
Cash and cash equivalents	$ 225,338	$ 215,766
Accounts receivable	432,797	389,915
Inventories	428,584	407,039
Deferred income taxes	60,907	60,894
Other	21,360	19,324

Total current assets	1,168,986	1,092,938
Property, plant and equipment	563,500	555,924
Accumulated depreciation	(320,784)	(311,836)

Property, plant and equipment, net	242,716	244,088
Other Assets
Goodwill	728,021	666,022
Other intangibles, net	325,297	308,321
Other noncurrent assets	41,155	40,173

Total other assets	1,094,473	1,014,516

Total Assets	$ 2,506,175	$ 2,351,542

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$ 267,445	$ 248,593
Customer deposits	84,450	82,810
Accrued compensation	45,094	53,222
Accrued warranty	41,422	39,860
Current portion of long-term debt	43	43
Other accrued liabilities	122,527	128,531

Total current liabilities	560,981	553,059
Long-term debt	417,527	317,853
Accrued postretirement and pension benefits	63,650	66,388
Deferred income taxes	89,561	91,176
Accrued warranty	17,875	18,352
Other long-term liabilities	25,313	22,697

Total liabilities	1,174,907	1,069,525
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $ .01 par value; 100,000,000 shares authorized: 66,174,767 shares issued and 48,093,949 and 47,703,684 outstanding at March 31, 2013 and December 31, 2012, respectively	662	662
Additional paid-in capital	382,029	381,348
Treasury stock, at cost, 18,080,818 and 18,471,083 shares, at March 31, 2013 and December 31, 2012, respectively	(342,005)	(349,388)
Retained earnings	1,364,999	1,297,772
Accumulated other comprehensive loss	(79,304)	(53,564)

Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	1,326,381	1,276,830
Non-controlling interest	4,887	5,187

Total shareholders’ equity	1,331,268	1,282,017

Total Liabilities and Shareholders’ Equity	$ 2,506,175	$ 2,351,542

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended March 31,

In thousands, except per share data	2013	2012

Net sales	$ 615,510	$ 583,309
Cost of sales	(432,622)	(413,928)

Gross profit	182,888	169,381
Selling, general and administrative expense	(64,300)	(62,029)
Engineering expense	(11,334)	(10,149)
Amortization expense	(3,587)	(3,093)

Total operating expenses	(79,221)	(75,271)

Income from operations	103,667	94,110
Other income and expenses
Interest expense, net	(3,614)	(3,724)
Other (expense) income, net	(581)	(114)

Income from operations before income taxes	99,472	90,272
Income tax expense	(29,859)	(31,011)

Net income attributable to Wabtec shareholders	$ 69,613	$ 59,261

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$ 1.46	$ 1.24

Diluted
Net income attributable to Wabtec shareholders	$ 1.44	$ 1.22

Weighted average shares outstanding
Basic	47,512	47,707
Diluted	48,286	48,341

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited Three Months Ended March 31,

In thousands	2013	2012

Net income attributable to Wabtec shareholders	$ 69,613	$ 59,261
Foreign currency translation (loss) gain	(27,941)	10,901
Unrealized (loss) gain on interest rate swap contracts	(57)	217
Pension benefit plans and post retirement benefit plans	3,102	366

Other comprehensive income before tax	(24,896)	11,484

Income tax expense related to components of other comprehensive income	(844)	(259)
Other comprehensive income, net of tax	(25,740)	11,225

Comprehensive income attributable to Wabtec shareholders	$ 43,873	$ 70,486

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,

In thousands	2013	2012

Operating Activities
Net income attributable to Wabtec shareholders	$ 69,613	$ 59,261
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,170	10,199
Stock-based compensation expense	5,560	5,045
Loss on disposal of property, plant and equipment	32	226
Excess income tax benefits from exercise of stock options	(1,292)	(707)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(42,534)	(47,437)
Inventories	(13,206)	(20,461)
Accounts payable	14,960	(10,392)
Accrued income taxes	9,555	6,842
Accrued liabilities and customer deposits	(15,036)	7,877
Other assets and liabilities	(6,782)	(9,472)

Net cash provided by operating activities	32,040	981
Investing Activities
Purchase of property, plant and equipment	(6,448)	(10,191)
Proceeds from disposal of property, plant and equipment	718	93
Acquisitions of business, net of cash acquired	(115,071)	—

Net cash used for investing activities	(120,801)	(10,098)
Financing Activities
Proceeds from debt	203,900	78,100
Payments of debt	(104,228)	(88,099)
Proceeds from exercise of stock options and other benefit plans	1,589	1,006
Excess income tax benefits from exercise of stock options	1,292	707
Cash dividends ($ 0.05 and $ 0.03 per share for the three months ended March 31, 2013 and 2012, respectively)	(2,386)	(1,438)

Net cash provided by (used for) financing activities	100,167	(9,724)
Effect of changes in currency exchange rates	(1,834)	2,530

Increase (decrease) in cash	9,572	(16,311)
Cash, beginning of year	215,766	285,615

Cash, end of period	$ 225,338	$ 269,304

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first three months of 2013, about 49% of the Company’s revenues came from customers outside the U.S.

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

The Company operates on a four-four-five week accounting quarter, and the quarters’ end on or about March 31, June 30, September 30 and December 31.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $119.9 million and $97.1 million, customer deposits were $84.4 million and $82.8 million, and provisions for loss contracts were $13.5 million and $14.2 million at March 31, 2013 and December 31, 2012, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $17.1 million and $20.5 million at March 31, 2013 and December 31, 2012, respectively.

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

Financial Derivatives and Hedging Activities The Company has periodically entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counter-party to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At March 31, 2013, the Company had no material forward contracts.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. Effective July 31, 2013, with a termination date of November 7, 2016, this interest rate swap agreement will convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that the interest rate swap agreements qualify for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreement and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. As of March 31, 2013, the Company has recorded a current liability of $4.1 million and a corresponding offset in accumulated other comprehensive loss of $2.5 million, net of tax, related to this agreement.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other income (expense), net were $0.9 million for the three months ended March 31, 2013.  Foreign exchange transaction gains recognized in other income (expense), net were $0.4 million for the three months ended March 31, 2012.

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. Net income attributable to non-controlling interests for the three months ended March 31, 2013 and 2012 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2013 are as follows:

In thousands	Foreign currency translation	Interest rate swap contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2012	$ 11,981	$ (2,459)	$ (63,086)	$ (53,564)
Other comprehensive income before reclassifications	(27,941)	(32)	1,242	(26,731)
Amounts reclassified from accumulated other comprehensive income	—	—	991	991
Net current period other comprehensive income	(27,941)	(32)	2,233	(25,740)
Balance at March 31, 2013	$ (15,960)	$ (2,491)	$ (60,853)	$ (79,304)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2013 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$ (612)	Cost of sales
Amortization of net loss (gain)	2,028	Cost of sales
	1,416	Income from Operations
	(425)	Income tax expense
	$ 991	Net income

3. ACQUISITIONS

The Company has made the following acquisitions within the Transit Segment:

•

On January 31, 2013, the Company acquired Napier Turbochargers Ltd. (“Napier”), a UK-based provider of turbochargers and related parts for the worldwide power generation and marine markets, for a net purchase price of approximately $112.3 million, net of cash, resulting in preliminary goodwill of $70.8 million, none of which will be deductible for tax purposes.

•

On October 1, 2012, the Company acquired LH Group (“LH”), a UK-based provider of maintenance and overhaul services for the passenger transit market, for a net purchase price of approximately $48.1 million, net of cash, resulting in preliminary goodwill of $20.4 million, none of which will be deductible for tax purposes.

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

The Company has made the following acquisitions within the Freight Segment:

On February 26, 2013, the Company acquired Transdyne (“Transdyne”), a distributor of wear-protection components and other hardware used primarily on railroad freight cars, for a net purchase price of approximately $2.4 million, net of cash, resulting in preliminary goodwill of $1.5 million, which will be deductible for tax purposes

•

On July 31, 2012, the Company acquired Winco Equipamentos Ferroviarios Ltda. (“Winco”), an established marketing and sales company and provider of freight car components with capabilities including value-added engineering and assembly, service, technical support and logistics, based in Brazil, for an initial net payment of approximately $3.7 million, net of cash, resulting in preliminary additional goodwill of $4.8 million, none of which will be deductible for tax purposes. In addition to the $3.7 million, the purchase agreement includes contingent consideration to be paid in future periods based on the achievement of certain financial results.

The acquisitions listed above include escrow deposits of $12.2 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

For the Mors Smitt, Tec Tran, Winco, LH and Napier acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

	Transdyne	Napier	LH	Winco	Tec Tran	Mors Smitt

In thousands	February 26, 2013	January 31, 2013	October 1, 2012	July 31, 2012	July 13, 2012	June 14, 2012

Current assets	$ 1,062	$ 17,362	$ 19,126	$ 1,584	$ 1,955	$ 23,787
Property, plant & equipment	83	5,527	5,553	47	116	10,530
Goodwill and other intangible assets	1,483	99,883	39,033	7,401	6,717	79,298
Other assets	—	—	—	—	—	944

Total assets acquired	2,628	122,772	63,712	9,032	8,788	114,559
Total liabilities assumed	(226)	(10,431)	(15,592)	(5,376)	(470)	(24,571)

Net assets acquired	$ 2,402	$112,341	$ 48,120	$ 3,656	$ 8,318	$ 89,988

Of the allocation of $92.1 million of acquired intangible assets for the companies listed in the above table exclusive of goodwill, $61.0 million was assigned to customer relationships, $25.0 million was assigned to trade names, $2.5 million was assigned to patents, $0.6 million was assigned to non-compete agreements and $3.0 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life, while the customer relationships’ average useful life is 20 years, the patents’ useful life is eight years, and the non-compete agreements average useful life is two years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2012:

In thousands	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net sales	$ 620,325	$ 632,366
Gross profit	184,523	185,855
Net income attributable to Wabtec shareholders	70,513	64,779

Diluted earnings per share
As Reported	$ 1.44	$ 1.22
Pro forma	$ 1.46	$ 1.34

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	March 31, 2013	December 31, 2012

Raw materials	$ 202,545	$ 186,341
Work-in-process	125,213	129,605
Finished goods	100,826	91,093

Total inventories	$ 428,584	$ 407,039

5. INTANGIBLES

Goodwill was $728.0 million and $666.0 million at March 31, 2013 and December 31, 2012, respectively.

The change in the carrying amount of goodwill by segment for the three months ended March 31, 2013 is as follows:

In thousands	Freight Segment	Transit Segment	Total

Balance at December 31, 2012	$ 397,184	$ 268,838	$ 666,022
Acquisition	1,482	70,801	72,283
Adjustment to preliminary purchase allocation	—	845	845
Foreign currency impact	(1,759)	(9,370)	(11,129)

Balance at March 31, 2013	$ 396,907	$ 331,114	$ 728,021

As of March 31, 2013 and December 31, 2012, the Company’s trademarks had a net carrying amount of $138.5 million and $131.3 million, respectively, and the Company believes these intangibles have an indefinite life.

Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	March 31, 2013	December 31, 2012

Patents and other, net of accumulated amortization of $ 36,024 and $ 35,556	$ 12,904	$ 11,835
Customer relationships, net of accumulated amortization of $ 34,052 and $ 31,572	173,888	165,160

Total	$ 186,792	$ 176,995

The weighted average remaining useful life of patents, customer relationships and intellectual property were six years, 16 years and 16 years, respectively. Amortization expense for intangible assets was $3.6 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

Remainder of 2013	$12,405

2014	14,826
2015	13,744
2016	13,537
2017	12,016

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2013	December 31, 2012

6.875% Senior Notes, due 2013	$ 150,000	$ 150,000
Revolving Credit Facility	267,000	167,000
Capital Leases	570	896

Total	417,570	317,896
Less—current portion	43	43

Long-term portion	$ 417,527	$ 317,853

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the Company with a $600 million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016. The 2011 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At March 31, 2013, the Company had available bank borrowing capacity, net of $61.9 million of letters of credit, of approximately $271.1 million, subject to certain financial covenant restrictions.

Under the 2011 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points plus a margin that ranges from 0 to 75 basis points. The Alternate Rate is based on quoted LIBOR rates plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The current Base Rate margin is 0 basis points and the Alternate Rate margin is 75 basis points.

At March 31, 2013 the weighted average interest rate on the Company’s variable rate debt was 0.96%. On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement will be to convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

6.875% Senior Notes Due August 2013

In August 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The principal balance is due in full at maturity. The Company has both the intent and ability to refinance the Notes, maturing August 2013, on a long term basis utilizing available capacity under the 2011 Refinancing Credit Agreement. The 2011 Refinancing Credit Agreement will provide available bank borrowing capacity sufficient to refinance the Notes on a long-term basis. In addition, the 2011 Refinancing Credit Agreement has provisions for increasing available capacity.  The Notes are included in the long-term portion of debt as of March 31, 2013.  The Company is in compliance with the restrictions and covenants in the indenture under which the Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

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

The Company uses a December 31 measurement date for the plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International

	Three months ended March 31,		Three months ended March 31,

In thousands, except percentages	2013	2012	2013	2012

Net periodic benefit cost
Service cost	$ 106	$ 96	$ 513	$ 495
Interest cost	491	542	1,677	1,772
Expected return on plan assets	(740)	(775)	(2,122)	(2,029)
Net amortization/deferrals	839	806	866	677
Settlement loss recognized	—	—	—	293

Net periodic benefit cost	$ 696	$ 669	$ 934	$ 1,208

Assumptions
Discount rate	3.90%	4.30%	4.30%	4.96%
Expected long-term rate of return	7.50%	7.50%	6.09%	6.12%
Rate of compensation increase	3.00%	3.00%	3.10%	3.21%

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

The Company uses a December 31 measurement date for all post retirement plans.

The following tables provide information regarding the Company’s post retirement benefit plans summarized by U.S. and international components.

	U.S.		International

	Three months ended March 31,		Three months ended March 31,

In thousands, except percentages	2013	2012	2013	2012

Net periodic benefit cost
Service cost	$ 7	$ 9	$ 12	$ 11
Interest cost	321	351	44	50
Net amortization/deferrals	(212)	(201)	(77)	(82)

Net periodic benefit cost	$ 116	$ 159	$ (21)	$ (21)

Assumptions
Discount rate	3.90%	4.30%	4.30%	5.15%

8. STOCK-BASED COMPENSATION

As of March 31, 2013, the Company maintains employee stock-based compensation plans for stock options, restricted stock, restricted units, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 1,900,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the 2000 Plan or the Directors Plan subsequent to October 31, 2016.

Stock-based compensation expense was $5.6 million and $5.1 million for the three months ended March 31, 2013 and 2012, respectively. Included in the stock-based compensation expense for the three months ended March 31, 2013 above is $0.6 million of expense related to stock options, $1.4 million related to restricted stock, $0.4 million related to restricted units, $3.0 million related to incentive stock awards and $0.2 million related to awards issued for Directors’ fees. At March 31, 2013, unamortized compensation expense related to stock options, restricted stock, restricted units and incentive stock awards expected to vest totaled $34.2 million and will be recognized over a weighted average period of 1.6 years.

Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2012	732,839	$ 40.48	6.3	$ 34,487
Granted	58,196	96.58		322
Exercised	(63,004)	25.21		(4,845)
Canceled	(1)	10.77		—

Outstanding at March 31, 2013	728,030	$46.28	6.6	$40,641

Exercisable at March 31, 2013	509,685	$36.45	5.9	$33,465

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,

	2013	2012

Dividend yield	.21%	.17%
Risk-free interest rate	1.38%	1.35%
Stock price volatility	43.8%	45.0%
Expected life (years)	5.0	5.0

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

In addition, the Company has issued incentive stock awards to eligible employees that vest, upon attainment of certain cumulative three year performance goals. Based on the Company’s performance for each three year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of March 31, 2013, the Company estimates that it will achieve 200%, 142% and 100% for the incentive stock awards expected to vest based on performance for the three year periods ending December 31, 2013, 2014, and 2015, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and unit activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the three months ended March 31, 2013:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2012	273,387	664,539	$ 53.37
Granted	73,556	98,495	96.58
Vested	(90,766)	(285,459)	40.78
Adjustment for incentive stock awards expected to vest	—	18,343	70.59
Canceled	(644)	(3,175)	40.99

Outstanding at March 31, 2013	255,532	492,743	$70.12

9. INCOME TAXES

The overall effective income tax rate was 30.0% and 34.4% for the three months ended March 31, 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to retroactive extension of the R&D tax credit and an increase in foreign income.

As of March 31, 2013, the liability for income taxes associated with uncertain tax positions is $12.4 million, of which $4.8 million, if recognized would favorably affect the Company’s effective tax rate. As of December 31, 2012 the liability associated with uncertain tax positions was $11.3 million, of which $3.7 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013 the total accrued interest and penalties are $2.7 million and $1.5 million, respectively. As of December 31, 2012 the total accrued interest and penalties were $2.5 million and $1.4 million, respectively.

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

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,

In thousands, except per share	2013	2012

Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$ 69,613	$ 59,261
Less: dividends declared—common shares and non-vested restricted stock	(2,386)	(1,438)

Undistributed earnings	67,227	57,823
Percentage allocated to common shareholders(1)	99.5%	99.5%

	66,891	57,534
Add: dividends declared—common shares	2,374	1,430

Numerator for basic and diluted earnings per common share	$ 69,265	$ 58,964

Denominator
Denominator for basic earnings per common share—weighted-average shares	47,512	47,707
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	774	634

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	48,286	48,341

Net income per common share attributable to Wabtec shareholders
Basic	$ 1.46	$ 1.24
Diluted	$ 1.44	$ 1.22
(1) Basic weighted-average common shares outstanding	47,512	47,707
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	47,750	47,962
Percentage allocated to common shareholders	99.5%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Three Months Ended March 31,

In thousands	2013	2012

Balance at December 31, 2012 and 2011, respectively	$ 58,212	$ 50,640
Warranty expense	4,773	5,404
Acquisitions	1,776	—
Warranty claim payments	(4,713)	(3,460)
Foreign currency impact/other	(750)	1,121

Balance at March 31, 2013 and 2012, respectively	$ 59,298	$ 53,705

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2013, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at March 31, 2013	Fair Value Measurements at March 31, 2013 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swap agreements	4,148	—	4,148	—

Total	$ 4,148	$ —	$4,148	$ —

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2012, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at December 31, 2012	Fair Value Measurements at December 31, 2012 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swap agreements	4,070	—	4,070	—

Total	$ 4,070	$ —	$ 4,070	$ —

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

13. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in Note 18 therein, filed on February 22, 2013. During the first three months for 2013, there were no material changes to the information described in the Form 10-K.

The Company is also subject to litigation from time to time arising out of its operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in Note 18 therein, filed on February 22, 2013. During the first three months of 2013, there were no material changes to the information described in the Form 10-K.

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

Segment financial information for the three months ended March 31, 2013 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total

Sales to external customers	$ 305,865	$ 309,645	$ —	$ 615,510
Intersegment sales/(elimination)	7,060	1,360	(8,420)	—

Total sales	$ 312,925	$ 311,005	$ (8,420)	$ 615,510

Income (loss) from operations	$ 75,426	$ 43,582	$ (15,341)	$ 103,667
Interest expense and other, net	—	—	(4,195)	(4,195)

Income (loss) from operations before income taxes	$ 75,426	$ 43,582	$ (19,536)	$ 99,472

Segment financial information for the three months ended March 31, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total

Sales to external customers	$ 397,288	$ 186,021	$ —	$ 583,309
Intersegment sales/(elimination)	5,702	2,391	(8,093)	—

Total sales	$ 402,990	$ 188,412	$ (8,093)	$ 583,309

Income (loss) from operations	$ 75,615	$ 22,615	$ (4,120)	$ 94,110
Interest expense and other, net	—	—	(3,838)	(3,838)

Income (loss) from operations before income taxes	$ 75,615	$ 22,615	$ (7,958)	$ 90,272

Sales by product are as follows:

Three Months Ended March 31,

In thousands	2013	2012

Specialty Products & Electronics	$ 231,388	$ 278,841
Brake Products	141,322	131,250
Remanufacturing, Overhaul & Build	163,594	108,722
Other Transit Products	58,863	45,898
Other	20,343	18,598

Total sales	$ 615,510	$ 583,309

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

Balance Sheet as of March 31, 2013:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Cash and cash equivalents	$ 52,096	$ 3,027	$ 170,215	$ —	$ 225,338
Accounts receivable	426	242,042	190,329	—	432,797
Inventories	—	289,157	139,427	—	428,584
Other current assets	63,797	5,907	12,563	—	82,267

Total current assets	116,319	540,133	512,534	—	1,168,986
Property, plant and equipment	4,880	125,070	112,766	—	242,716
Goodwill	7,980	403,993	316,048	—	728,021
Investment in subsidiaries	3,319,453	377,774	—	(3,697,227)	—
Other intangibles	—	167,380	157,917	—	325,297
Other long term assets	(10,924)	5,915	46,164	—	41,155

Total Assets	$ 3,437,708	$ 1,620,265	$ 1,145,429	$ (3,697,227)	$ 2,506,175

Current liabilities	$ 53,235	$ 333,294	$ 174,452	$ —	$ 560,981
Inter-company	1,568,271	(1,647,284)	79,013	—	—
Long-term debt	417,000	159	368	—	417,527
Other long term liabilities	67,934	37,335	91,130	—	196,399

Total liabilities	2,106,440	(1,276,496)	344,963	—	1,174,907
Stockholders’ equity	1,331,268	2,896,761	800,466	(3,697,227)	1,331,268

Total Liabilities and Stockholders’ Equity	$ 3,437,708	$ 1,620,265	$ 1,145,429	$ (3,697,227)	$ 2,506,175

Balance Sheet as of December 31, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Cash and cash equivalents	$ 22,335	$ 5,473	$ 187,958	$ —	$ 215,766
Accounts receivable	1,210	213,895	174,810	—	389,915
Inventories	—	278,610	128,429	—	407,039
Other current assets	63,496	5,400	11,322	—	80,218

Total current assets	87,041	503,378	502,519	—	1,092,938
Property, plant and equipment, net	4,685	127,165	112,238	—	244,088

Goodwill	7,980	402,510	255,532		666,022
Investment in subsidiaries	3,146,931	279,731	—	(3,426,662)	—
Other intangibles, net	—	169,374	138,947	—	308,321
Other long term assets	(10,491)	4,309	46,355	—	40,173

Total Assets	$ 3,236,146	$ 1,486,467	$ 1,055,591	$ (3,426,662)	$ 2,351,542

Current liabilities	$ 64,404	$ 321,675	$ 166,980	$ —	$ 553,059
Intercompany	1,506,541	(1,598,419)	91,878	—	—
Long-term debt	317,000	168	685	—	317,853
Other long term liabilities	66,184	37,845	94,584	—	198,613

Total liabilities	1,954,129	(1,238,731)	354,127	—	1,069,525
Stockholders’ equity	1,282,017	2,725,198	701,464	(3,426,662)	1,282,017

Total Liabilities and Stockholders’ Equity	$ 3,236,146	$ 1,486,467	$ 1,055,591	$ (3,426,662)	$ 2,351,542

Income Statement for the Three Months Ended March 31, 2013:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated

Net sales	$ —	$ 418,035	$ 237,160	$ (39,685)	$ 615,510
Cost of sales	487	(270,545)	(182,142)	19,578	(432,622)

Gross profit	487	147,490	55,018	(20,107)	182,888
Operating expenses	(15,174)	(38,319)	(25,728)	—	(79,221)

Operating (loss) profit	(14,687)	109,171	29,290	(20,107)	103,667
Interest (expense) income, net	(4,916)	1,284	18	—	(3,614)
Other income (expense), net	10,896	(3,776)	(7,701)	—	(581)
Equity earnings	101,415	17,700	—	(119,115)	—

Income (loss) from operations before income tax	92,708	124,379	21,607	(139,222)	99,472
Income tax expense	(23,095)	(3,426)	(3,338)	—	(29,859)

Net income (loss) attributable to Wabtec shareholders	$ 69,613	$ 120,953	$ 18,269	$ (139,222)	$ 69,613

Comprehensive income (loss) attributable to Wabtec shareholders	$ 71,799	$ 120,953	$ (9,657)	$ (139,222)	$ 43,873

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended March 31, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated

Net sales	$ —	$ 414,650	$ 210,053	$ (41,394)	$ 583,309
Cost of sales	(55)	(270,578)	(160,269)	16,974	(413,928)

Gross (loss) profit	(55)	144,072	49,784	(24,420)	169,381
Operating expenses	(17,201)	(38,984)	(19,086)	—	(75,271)

Operating (loss) profit	(17,256)	105,088	30,698	(24,420)	94,110
Interest (expense) income, net	(5,462)	1,178	560	—	(3,724)
Other income (expense), net	7,832	(4,303)	(3,643)	—	(114)
Equity earnings	93,698	12,387	—	(106,085)	—

Income (loss) from operations before income tax	78,812	114,350	27,615	(130,505)	90,272
Income tax expense	(19,551)	(3,593)	(7,867)	—	(31,011)

Net income (loss) attributable to Wabtec shareholders	$ 59,261	$ 110,757	$ 19,748	$ (130,505)	$ 59,261

Comprehensive income (loss) attributable to Wabtec shareholders	$ 59,585	$ 110,757	$ 30,649	$ (130,505)	$ 70,486

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2013:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net cash (used for) provided by operating activities	$ (69,250)	$ 123,428	$ 117,084	$ (139,222)	$ 32,040
Net cash used for investing activities	(1,484)	(4,912)	(114,405)	—	(120,801)
Net cash provided by (used for) financing activities	100,495	(120,962)	(18,588)	139,222	100,167
Effect of changes in currency exchange rates	—	—	(1,834)	—	(1,834)

Increase (decrease) in cash	29,761	(2,446)	(17,743)	—	9,572
Cash, beginning of year	22,335	5,473	187,958	—	215,766

Cash, end of period	$ 52,096	$ 3,027	$ 170,215	$ —	$ 225,338

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net cash (used for) provided by operating activities	$ (1,309)	$ 107,900	$ 24,895	$ (130,505)	$ 981
Net cash used for investing activities	(2,873)	(5,007)	(2,218)	—	(10,098)
Net cash (used for) provided by financing activities	(9,725)	(110,773)	(19,731)	130,505	(9,724)
Effect of changes in currency exchange rates	—	—	2,530	—	2,530

(Decrease) increase in cash	(13,907)	(7,880)	5,476	—	(16,311)
Cash, beginning of year	75,621	14,024	195,970	—	285,615

Cash, end of period	$ 61,714	$ 6,144	$ 201,446	$ —	$ 269,304

16. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended March 31,

In thousands	2013	2012

Foreign currency (loss) gain	$ (927)	$ 410
Other miscellaneous income (expense)	346	(524)

Total other (expense) income, net	$ (581)	$ (114)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013.

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first three months of 2013, about 49% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge activity in key freight rail and passenger transit markets such as North and South America, Europe and the United Kingdom, and Asia-Pacific. In these and other markets, the freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic and the level of investment spending by railroads and governments to expand, upgrade, and modernize their networks. Based on those fluctuations, railroads and governments can increase or decrease purchases of new locomotives and freight cars, and spending on rail-related infrastructure. The passenger transit industry is driven mainly by the spending of government agencies and authorities as they maintain, expand and modernize their transit systems.  In doing so, they will increase or decrease spending on new locomotives, transit/subway cars, buses and related infrastructure.  Farebox revenues, the fees paid by riders to use public transit, also provide funding for maintaining and operating the systems.  Many government entities at all levels are facing budget issues, which could have a negative effect on demand for the Company’s products and services.

In North America, the AAR compiles freight rail industry statistics such as carloadings, generally referred to as “rail traffic”, and the Railway Supply Institute (RSI) releases data on freight car orders, deliveries, and backlog. Through March 31, 2013 carloadings in North America increased 1.3%, including a 1.5% decrease in general merchandise traffic and a 5% increase in intermodal traffic.  The decrease in general merchandise traffic was mainly due to a 6.8% decrease in coal carloadings.  According to the RSI, in the first quarter of 2013, the industry multi-year backlog of freight cars on order increased to about 72,000, the highest since the fourth quarter of 2007.  In 2013, with some carbuilders already at capacity, we expect deliveries of new locomotives and new freight cars to be slightly lower than in 2012. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.

The American Public Transportation Association (APTA) provides quarterly transit ridership statistics for the U.S. and Canada.  In its most recent report, APTA said fourth quarter 2012 ridership decreased 2% in the U.S. and increased 2.8% in Canada.  In 2012, the U.S. Congress passed a new, two-year transportation funding bill, which maintained transit spending at about the same level, about $10.7 billion, as in prior years.  Spending in 2013 is expected to remain at about the same level.  The Company also expects deliveries of new subway cars and buses in 2013 to remain about the same as in 2012.

In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. In 2012, the U.S. Congress discussed extending the deadline but did not do so.  An extension of the deadline could affect the rate of industry spending on this technology. Wabtec’s PTC revenue was about $45.0 million for the three months ended March 31, 2013.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S. Our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market. Asia-Pacific is a growth market and our various joint ventures and direct exports to China have positioned the Company to take advantage of this growth. Economic growth in Australia has been an area of expansion for the Company as commodity suppliers use our products to meet the demands of their regional customers. In Brazil the Company is delivering on a PTC contract, has expanded locations and has completed two acquisitions, allowing us to increase our sales in that market.

Current conditions in these international markets vary based on general economic factors, and specific freight rail and passenger transit drivers, as mentioned above.  In its most recent quarterly data, the Office of Rail Regulation in the U.K. reported an increase in passenger ridership of 3.9% and a 0.9% increase in freight moved.  In Germany, the government statistics bureau reported an increase of 0.7% for bus and rail ridership in 2012, and a decrease in rail freight transport of 2.4% for the same period.  In France, SNCF, the country’s largest rail system operator, announced a 5.3% increase in regional train ridership in 2012.  Brazil’s National Association of Rail Transport reported a 1.3% increase in freight rail traffic in 2012, and a 6.6% increase in spending on new infrastructure and equipment.  In China, spending on rolling stock increased about 3% in 2012, and earlier this year the government established China Railway Corp. to manage its rail system.  Russian Railways announced an increase of 6.1% in passenger ridership in the first quarter of 2013 compared to the year-ago quarter, and a decrease of 4.1% in freight tons loaded.

In 2013 and beyond, general economic and market conditions in our key markets could have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,

In millions	2013	2012

Net sales	$ 615.5	$ 583.3
Cost of sales	(432.6)	(413.9)

Gross profit	182.9	169.4
Selling, general and administrative expenses	(64.3)	(62.0)
Engineering expenses	(11.3)	(10.2)
Amortization expense	(3.6)	(3.1)

Total operating expenses	(79.2)	(75.3)

Income from operations	103.7	94.1
Interest expense, net	(3.6)	(3.7)

Other income (expense), net	(.6)	(0.1)

Income from operations before income taxes	99.5	90.3
Income tax expense	(29.9)	(31.0)

Net income attributable to Wabtec shareholders	$ 69.6	$ 59.3

FIRST QUARTER 2013 COMPARED TO FIRST QUARTER 2012

The following table summarizes the results of operations for the period:

	Three months ended March 31,

In thousands	2013	2012	Percent Change

Freight Segment	$ 305,865	$ 397,288	(23.0)%
Transit Segment	309,645	186,021	66.5%

Net sales	615,510	583,309	5.5%
Income from operations	103,667	94,110	10.2%
Net income attributable to Wabtec shareholders	$ 69,613	$ 59,261	17.5%

The following table shows the major components of the change in sales in the first quarter of 2013 from the first quarter of 2012:

In thousands	Freight Segment	Transit Segment	Total

First Quarter 2012 Net Sales	$ 397,288	$ 186,021	$ 583,309
Acquisitions	2,125	39,260	41,385
Change in Sales by Product Line:
Remanufacturing, Overhaul & Build	(29,143)	53,515	24,372
Brake Products	(6,820)	17,687	10,867
Other Transit Products	—	5,360	5,360
Specialty Products & Electronics	(55,163)	8,957	(46,206)
Other	(784)	919	135
Foreign Exchange	(1,638)	(2,074)	(3,712)

First Quarter 2013 Net Sales	$ 305,865	$ 309,645	$ 615,510

Net sales increased by $32.2 million to $615.5 million from $583.3 million for the three months ended March 31, 2013 and 2012, respectively. The increase is due to sales from acquisitions of $41.4 million; $24.4 million for Remanufacturing, Overhaul and Build sales from contract delivery of original equipment transit locomotives and demand for aftermarket services for locomotives; $10.9 million for Brake Products sales due to higher demand for original equipment brakes from certain transit contracts; and $5.4 million for Other Transit Products.  These increases were partially offset by a $46.2 million decrease for Specialty Products and Electronics sales from lower demand for freight original equipment rail products. Company net sales decreased $3.7 million and income from operations decreased $0.5 million due to unfavorable effects of foreign exchange. Net income for the three months ended March 31, 2013 was $69.6 million or $1.44 per diluted share. Net income for the three months ended March 31, 2012 was $59.3 million or $1.22 per diluted share.  Net income increased due to higher sales volume and a decrease in the effective income tax rate discussed below.

Freight Segment sales decreased by $91.4 million, or (23.0)%, due to a decrease of $55.2 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products; $29.1 million decrease for freight original equipment locomotives as contract mix shifted to transit locomotives; and $6.8 million from decreased demand for original equipment brake products.  These decreases were partially offset by $2.1 million in sales from acquisitions. For the Freight Segment, net sales decreased by $1.6 million due to unfavorable effects of foreign exchange.

Transit Segment sales increased by $123.6 million, or 66.5%, due to higher sales of $53.5 million for original equipment transit locomotives as contract mix shifted from freight locomotives; $39.3 million from acquisitions; $17.7 million from increased demand for original equipment brakes; $8.9 million from increased demand for positive train control electronics; and $5.4 million from certain transit car build contracts. For the Transit Segment, net sales decreased by $2.1 million due to unfavorable effects of foreign exchange.

Cost of Sales and Gross Profit. Cost of Sales increased by $18.7 million to $432.6 million in the first quarter of 2013 compared to $413.9 million in the same period of 2012. In the first quarter of 2013, cost of sales, as a percentage of sales was 70.3% compared to 71.0% in the same period of 2012.

Raw material costs as a percentage of sales were approximately 43% in the first quarter of 2013 and 2012. Labor costs as a percentage of sales were approximately 11% in the first quarter of 2013 and 2012. Overhead costs decreased as a percentage of sales to approximately 16% in the first quarter of 2013 from 17% in the same period of 2012. Freight Segment raw material costs decreased as a percentage of sales to approximately 39% in the first quarter of 2013 from 44% in the same period of 2012. Freight Segment labor costs increased as a percentage of sales to approximately 11% in the first quarter of 2013 from 10% in the same period of 2012, and overhead costs as a percentage of sales were approximately 16% in the first quarter of 2013 and 2012. Transit Segment raw material costs increased as a percentage of sales to approximately 46% in the first quarter of 2013 from 42% in the same period of 2012. Transit Segment labor costs as a percentage of sales were approximately 12% in the first quarter of 2013 and 2012, and overhead costs decreased as a percentage of sales to approximately 16% in the first quarter of 2013 from 18% in the same period of 2012. Freight Segment material costs decreased as a percentage of sales and transit material costs increased as a percentage of sales due to a shift in contract mix for original equipment locomotives from freight in the first quarter of 2012 to transit in the first quarter of 2013.  Freight Segment labor costs increased as a percentage of sales due to higher service related sales, which carry higher labor costs on a percentage basis.

In general, raw material costs as a percentage of sales remained comparable to the prior year.  Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume.

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $0.6 million lower in the first quarter of 2013 compared to the same period of 2012. As a percentage of sales, warranty expense was 0.8% for the first quarter of 2013 compared to 0.9% for the same period in the previous year.

Gross profit increased to $182.9 million in the first quarter of 2013 compared to $169.4 million in the same period of 2012, due to higher sales volume and the reasons discussed above. For the first quarter of 2013, gross profit, as a percentage of sales, was 29.7% compared to 29.0%, for the first quarter of 2012.

Operating expenses The following table shows our operating expenses:

	Three months ended March 31,

In thousands	2013	2012	Percent Change

Selling, general and administrative expenses	$ 64,300	$ 62,029	3.7%
Engineering expenses	11,334	10,149	11.7%
Amortization expense	3,587	3,093	16.0%

Total operating expenses	$ 79,221	$ 75,271	5.2%

Selling, general, and administrative expenses increased $2.3 million in the first quarter of 2013 compared to the same period of 2012 primarily due to $6.5 million of expenses from acquisitions, partially offset by a decrease of $2.0 million for certain legal expenses and a $1.3 million decrease of incentive and non-cash compensation.

Engineering expense increased by $1.2 million in the first quarter of 2013 compared to the same period of 2012 due to $1.0 million of engineering expense from acquisitions. Costs related to engineering for specific customer contracts are included in cost of sales. Total operating expenses were 12.9% of sales for the first quarter of 2013 and 2012.

The following table shows our segment operating expense:

	Three months ended March 31,

In thousands	2013	2012	Percent Change

Freight Segment	$ 35,980	$ 42,790	(15.9)%
Transit Segment	38,491	28,361	35.7%
Corporate	4,750	4,120	15.3%

Total operating expenses	$ 79,221	$ 75,271	5.2%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Corporate costs are allocated to the freight and transit segments based on segment revenues. Certain corporate departmental expenses are not allocated.

Freight Segment operating expenses decreased $6.8 million in the first quarter of 2013 compared to the same period of 2012 because of a $3.4 million decrease in expenses allocated to the operating segments and $1.8 million decrease in other segment specific discrete charges.  Freight Segment operating expenses were 11.8% and 10.8% of sales for the first quarter of 2013 and 2012, respectively.

Transit segment operating expenses increased $10.1 million in the first quarter of 2013 compared to the same period of 2012 because of $6.3 million of incremental selling, general and administrative expense from acquisitions and $1.0 million of incremental engineering expense from acquisitions.  Allocated operating expenses increased $0.4 million, as overall allocated expenses decreased and segment revenues increased.  Transit segment operating expenses were 12.4% and 15.2% of sales for the first quarter of 2013 and 2012, respectively.

Corporate non-allocated operating expenses decreased $0.6 million in the first quarter of 2013 compared to the same period of 2012.

Income from operations Income from operations totaled $103.7 million or 16.9% of sales in the first quarter of 2013 compared to $94.1 million or 16.1% of sales in the same period of 2012. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Overall interest expense, net, was comparable to the prior period.

Other income (expense), net The Company recorded foreign exchange losses of $0.9 million and gains of $0.4 million, in the first quarter of 2013 and 2012, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 30.0% and 34.4% for the first quarter of 2013 and 2012, respectively. The decrease in the effective rate is primarily due to retroactive extension of the R&D tax credit and an increase in foreign income taxed at lower statutory rates.

Net income Net income for the first quarter of 2013 increased $10.4 million, compared with the same period of 2012. The increase in net income is due to higher sales volume and lower effective tax rate, partially offset by higher operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three months ended March 31,

In thousands	2013	2012

Cash provided by (used for):
Operating activities	$ 32,040	$ 981
Investing activities	(120,801)	(10,098)
Financing activities	100,167	(9,724)
Increase (decrease) in cash	$ 9,572	$ (16,311)

Operating activities In the first three months of 2013 and 2012, cash provided by operations was $32.0 million and $1.0 million, respectively. In comparison to the first three months of 2012, cash provided by operations in 2013 resulted from higher net income and non-cash items, offset by a net increase in working capital. In 2013 the following working capital items used cash:  accounts receivable increased by $42.5 million, primarily due to higher sales; inventory increased by $13.2 million to support the higher sales; other assets and accrued liabilities used cash of $21.8 million due to the payment timing of certain accrued liabilities.  Accounts payable and accrued income taxes provided cash of $24.5 million due to the timing of payments.  In 2012, the following working capital items used cash:  accounts receivable increased by $47.4 million, due to higher sales; inventory increased by $20.5 million from the prior year due to certain Transit Segment contracts and to support the higher sales volume; accounts payable and accrued income taxes decreased $3.5 million due to the timing of payments; and all other operating assets and liabilities, net, used cash of $1.6 million due to the payment timing of certain accrued liabilities.

Investing activities In the first three months of 2013 and 2012, cash used in investing activities was $120.8 million and $10.1 million, respectively. Net cash paid for acquisitions was $115.1 million and zero for the first three months of 2013 and 2012, respectively. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions. Capital expenditures were $6.4 million and $10.2 million in the first three months of 2013 and 2012, respectively.

Financing activities In the first three months of 2013, cash provided by financing activities was $100.2 million, which included $203.9 million in proceeds from debt and $104.2 million of repayments of debt on the revolving credit facility and $2.4 million of dividend payments. In the first three months of 2012, cash used in financing activities was $9.7 million, which included $78.1 million in proceeds from debt and $88.1 million of repayments of debt on the revolving credit facility and $1.4 million of dividend payments.

The following table shows outstanding indebtedness at March 31, 2013 and December 31, 2012.

In thousands	March 31, 2013	December 31, 2012

6.875% Senior Notes, due 2013	$ 150,000	$ 150,000
Revolving Credit Facility	267,000	167,000
Capital Leases	570	896

Total	417,570	317,896
Less—current portion	43	43

Long-term portion	$ 417,527	$ 317,853

Cash balance at March 31, 2013 and December 31, 2012 was $225.3 million and $215.8 million, respectively.

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

6.875% Senior Notes Due August 2013

In August 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The principal balance is due in full at maturity. The Company has both the intent and ability to refinance the Notes, maturing August 2013, on a long term basis utilizing available capacity under the 2011 Refinancing Credit Agreement. The 2011 Refinancing Credit Agreement will provide available bank borrowing capacity sufficient to refinance the Notes on a long-term basis. In addition, the 2011 Refinancing Credit Agreement has provisions for increasing available capacity.  The Notes are included in the long-term portion of debt as of March 31, 2013.  The Company is in compliance with the restrictions and covenants in the indenture under which the Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

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

Company Stock Repurchase Plan

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through March 31, 2013, repurchases are $72.6 million, leaving $77.4 million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first three months of 2013, the Company did not repurchase any shares. During 2012, the Company repurchased 607,400 shares of its stock at an average price of $76.65 per share. All purchases were on the open market.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2013, the Company has recognized a total liability of $12.4 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

Since December 31, 2012, there have been no other significant changes in the total amount of the Company’s contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

•	prolonged unfavorable economic and industry conditions in the markets served by us, including North America, South America, Europe, Australia, Asia and South Africa;

•	decline in demand for freight cars, locomotives, passenger transit cars, buses, power generation equipment and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment;

•	fluctuations in interest rates and foreign currency exchange rates; or

•	availability of credit;

Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of acquisitions; or

•	the development and use of new technology;

Competitive factors

•	the actions of competitors;

Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations, including those related to Positive Train Control;

•	federal and state income tax legislation; or

•

the outcome of our existing or any future legal proceedings, including litigation involving our principal customers and any litigation with respect to environmental, asbestos-related matters and pension liabilities; and

Transaction or commercial factors

•	the outcome of negotiations with partners, governments, suppliers, customers or others.

Statements in this 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 64% and 53% of total long-term debt at March 31, 2013 and December 31, 2012, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at March 31, 2013 would increase or decrease interest expense by about $2.7 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which will effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first three months of 2013, approximately 51% of Wabtec’s net sales were to customers in the United States, 12% in the United Kingdom, 9% in Canada, 4% in Australia, 4% in Mexico, 3% in Brazil, 2% in Germany and 15% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2013. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material changes regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through March 31, 2013 repurchases are $72.6 million, leaving $77.4 million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million, of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first theee months of 2013, the Company did not repurchase any shares of its stock.

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

DATE: May 2, 2013

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