Form 10-Q
period 2013-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2013-07-26
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2013
Common Stock, $.01 par value per share	96,270,889 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

June 30, 2013

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$214,505	$215,766
Accounts receivable	488,449	389,915
Inventories	405,938	407,039
Deferred income taxes	60,376	60,894
Other	20,717	19,324
Total current assets	1,189,985	1,092,938
Property, plant and equipment	549,573	555,924
Accumulated depreciation	(308,607)	(311,836)
Property, plant and equipment, net	240,966	244,088
Other Assets
Goodwill	714,954	666,022
Other intangibles, net	329,834	308,321
Other noncurrent assets	40,651	40,173
Total other assets	1,085,439	1,014,516
Total Assets	$2,516,390	$2,351,542
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$272,519	$248,593
Customer deposits	80,470	82,810
Accrued compensation	46,191	53,222
Accrued warranty	44,329	39,860
Current portion of long-term debt	43	43
Other accrued liabilities	80,720	128,531
Total current liabilities	524,272	553,059
Long-term debt	396,915	317,853
Accrued postretirement and pension benefits	62,990	66,388
Deferred income taxes	87,735	91,176
Accrued warranty	17,445	18,352
Other long-term liabilities	21,327	22,697
Total liabilities	1,110,684	1,069,525
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $ .01 par value; 200,000,000 shares authorized: 132,349,534 shares issued and 96,270,889 and 95,407,368 outstanding at June 30, 2013 and December 31, 2012, respectively	1,323	1,323
Additional paid-in capital	390,797	381,348
Treasury stock, at cost, 36,078,645 and 36,942,166 shares, at June 30, 2013 and December 31, 2012, respectively	(341,313)	(349,388)
Retained earnings	1,436,566	1,297,111
Accumulated other comprehensive loss	(86,113)	(53,564)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	1,401,260	1,276,830
Non-controlling interest	4,446	5,187
Total shareholders’ equity	1,405,706	1,282,017
Total Liabilities and Shareholders’ Equity	$2,516,390	$2,351,542

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
In thousands, except per share data	2013	2012	2013	2012
Net sales	$638,002	$609,820	$1,253,512	$1,193,129
Cost of sales	(445,121)	(436,393)	(877,743)	(850,321)
Gross profit	192,881	173,427	375,769	342,808
Selling, general and administrative expense	(63,874)	(59,163)	(128,174)	(121,192)
Engineering expense	(11,280)	(10,145)	(22,614)	(20,294)
Amortization expense	(5,173)	(3,254)	(8,760)	(6,347)
Total operating expenses	(80,327)	(72,562)	(159,548)	(147,833)
Income from operations	112,554	100,865	216,221	194,975
Other income and expenses
Interest expense, net	(3,271)	(3,509)	(6,885)	(7,233)
Other income (expense) , net	406	223	(175)	109
Income from operations before income taxes	109,689	97,579	209,161	187,851
Income tax expense	(35,051)	(32,867)	(64,910)	(63,878)
Net income attributable to Wabtec shareholders	$74,638	$64,712	$144,251	$123,973
Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.78	$0.67	$1.51	$1.29
Diluted
Net income attributable to Wabtec shareholders	$0.77	$0.67	$1.49	$1.28
Weighted average shares outstanding
Basic	95,762	95,671	95,243	95,479
Diluted	97,102	96,844	96,606	96,666

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
In thousands	2013	2012	2013	2012
Net income attributable to Wabtec shareholders	$74,638	$64,712	$144,251	$123,973
Foreign currency translation loss	(9,037)	(16,519)	(36,978)	(5,618)
Unrealized gain (loss) on interest rate swap contracts	1,067	(2,378)	1,010	(2,161)
Pension benefit plans and post-retirement benefit plans	2,303	1,920	5,405	2,286
Other comprehensive loss before tax	(5,667)	(16,977)	(30,563)	(5,493)
Income tax (expense) benefit related to components of other comprehensive loss	(1,142)	351	(1,986)	92
Other comprehensive loss, net of tax	(6,809)	(16,626)	(32,549)	(5,401)
Comprehensive income attributable to Wabtec shareholders	$67,829	$48,086	$111,702	$118,572

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
In thousands	2013	2012
Operating Activities
Net income attributable to Wabtec shareholders	$144,251	$123,973
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	25,019	20,194
Stock-based compensation expense	11,090	9,920
(Gain) loss on disposal of property, plant and equipment	(743)	1,498
Excess income tax benefits from exercise of stock options	(4,162)	(725)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(103,155)	(87,079)
Inventories	7,003	(28,373)
Accounts payable	21,308	(2,205)
Accrued income taxes	(5,004)	(16,158)
Accrued liabilities and customer deposits	(44,316)	12,286
Other assets and liabilities	(6,195)	(2,795)
Net cash provided by operating activities	45,096	30,536
Investing Activities
Purchase of property, plant and equipment	(14,608)	(16,461)
Proceeds from disposal of property, plant and equipment	5,832	93
Acquisitions of business, net of cash acquired	(115,071)	(88,370)
Net cash used for investing activities	(123,847)	(104,738)
Financing Activities
Proceeds from debt	244,800	172,400
Payments of debt	(165,744)	(125,135)
Proceeds from exercise of stock options and other benefit plans	2,649	1,465
Excess income tax benefits from exercise of stock options	4,162	725
Stock repurchase	—	(21,927)
Cash dividends ($ 0.05 and $ 0.03 per share for the six months ended June 30, 2013 and 2012, respectively)	(4,796)	(2,880)
Net cash provided by financing activities	81,071	24,648
Effect of changes in currency exchange rates	(3,581)	(1,956)
Decrease in cash	(1,261)	(51,510)
Cash, beginning of year	215,766	285,615
Cash, end of period	$214,505	$234,105

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first six months of 2013, about 49% of the Company’s revenues came from customers outside the U.S.

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

Capital Structure On May 14, 2013, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 200.0 million shares.  In addition, on May 14, 2013, our Board of Directors approved a two-for-one split of the Company’s issued and outstanding common stock in the form of a 100% stock dividend.  The increase in the authorized shares and the stock split became effective on May 14, 2013 and June 11, 2013, respectively.

The Company issued approximately 66.2 million shares of its common stock as a result of the two-for-one stock split. The par value of the Company’s common stock remained unchanged at $0.01 per share.

Information regarding shares of common stock (except par value per share), retained earnings, and net income per common share attributable to Wabtec shareholders for all periods presented reflects the two-for-one split of the Company’s common stock. The number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards was proportionally increased, and the exercise price per share thereof was proportionally decreased, in accordance with the terms of the stock incentive plans.

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

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $152.3 million and $97.1 million, customer deposits were $80.5 million and $82.8 million, and provisions for loss contracts were $12.1 million and $14.2 million at June 30, 2013 and December 31, 2012, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $17.0 million and $20.5million at June 30, 2013 and December 31, 2012, respectively.

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

Financial Derivatives and Hedging Activities The Company has periodically entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counter-party to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At June 30, 2013, the Company had no material foreign currency forward contracts.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. Effective July 31, 2013, with a termination date of November 7, 2016, this interest rate swap agreement will convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that the interest rate swap agreements qualify for special cash flow hedge accounting which permits the recording of the fair value of the interest rate swap agreement and corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. As of June 30, 2013, the Company has recorded a current liability of $2.8million and a corresponding offset in accumulated other comprehensive loss of $1.7 million, net of tax, related to this agreement.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other income (expense), net were $1.0 million and $1.9 million for the three and six months ended June 30, 2013, respectively. Foreign exchange transaction gains recognized in other income (expense), net were $0.6 million and $1.0 million for the three and six months ended June 30, 2012, respectively.

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. Net income attributable to non-controlling interests for the three and six months ended June 30, 2013 and 2012 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2013 are as follows:

In thousands	Foreign currency translation	Interest rate swap contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2012	$11,981	$(2,459)	$(63,086)	$(53,564)
Other comprehensive income before reclassifications	(36,978)	574	1,908	(34,496)
Amounts reclassified from accumulated other comprehensive income	—	—	1,947	1,947
Net current period other comprehensive income	(36,978)	574	3,855	(32,549)
Balance at June 30, 2013	$(24,997)	$(1,885)	$(59,231)	$(86,113)

Reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2013 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(612)	Cost of sales
Amortization of net loss	2,018	Cost of sales
	1,406	Income from Operations
	(450)	Income tax expense
	$956	Net income

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2013 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(1,224)	Cost of sales
Amortization of net loss	4,046	Cost of sales
	2,822	Income from Operations
	(875)	Income tax expense
	$1,947	Net income

3. ACQUISITIONS

The Company has made the following acquisitions within the Transit Segment:

•	On October 1, 2012, the Company acquired LH Group (“LH”), a UK-based provider of maintenance and overhaul services for the passenger transit market, for a net purchase price of approximately $48.1 million, net of cash, resulting in preliminary goodwill of $20.4 million, none of which will be deductible for tax purposes.

•	On July 13, 2012, the Company acquired Tec Tran Corp. and its affiliates (“Tec Tran”), the only U.S.-owned manufacturer of hydraulic braking systems for transit cars, based in North Carolina, for a net purchase price of approximately $8.3 million, net of cash, resulting in preliminary additional goodwill of $1.7 million, which will be deductible for tax purposes.

•	On June 14, 2012, the Company acquired Mors Smitt Holding (“Mors Smitt”), a leading manufacturer of electronic components for rail and industrial markets with operations in the Netherlands, the United Kingdom, the U.S., France, China and Hong-Kong, for a net purchase price of approximately $90.0 million, net of cash, resulting in additional goodwill of $42.9 million, none of which will be deductible for tax purposes.

The Company has made the following acquisitions within the Freight Segment:

•	On February 26, 2013, the Company acquired Transdyne (“Transdyne”), a distributor of wear-protection components and other hardware used primarily on railroad freight cars, for a net purchase price of approximately $2.4 million, net of cash, resulting in preliminary goodwill of $1.5 million, which will be deductible for tax purposes.

•	On January 31, 2013, the Company acquired Napier Turbochargers Ltd. (“Napier”), a UK-based provider of turbochargers and related parts for the worldwide power generation and marine markets, for a net purchase price of approximately $112.3 million, net of cash, resulting in preliminary goodwill of $59.6 million, none of which will be deductible for tax purposes.

•	On July 31, 2012, the Company acquired Winco Equipamentos Ferroviarios Ltda. (“Winco”), an established marketing and sales company and provider of freight car components with capabilities including value-added engineering and assembly, service, technical support and logistics, based in Brazil, for an initial net payment of approximately $3.7 million, net of cash, resulting in preliminary additional goodwill of $4.8 million, none of which will be deductible for tax purposes. In addition to the $3.7 million, the purchase agreement includes contingent consideration to be paid in future periods based on the achievement of certain financial results.

The acquisitions listed above include escrow deposits of $12.2 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

For the Transdyne, Tec Tran, Winco, LH and Napier acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  For the Mors Smitt acquisition, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Transdyne	Napier	LH	Winco	Tec Tran	Mors Smitt
In thousands	February 26, 2013	January 31, 2013	October 1, 2012	July 31, 2012	July 13, 2012	June 14, 2012
Current assets	$1,062	$15,935	$19,126	$1,584	$1,955	$23,649
Property, plant & equipment	83	9,184	5,553	47	116	10,389
Goodwill and other intangible assets	1,483	97,652	39,033	7,401	6,717	79,730
Other assets	—	—	—	—	—	944
Total assets acquired	2,628	122,771	63,712	9,032	8,788	114,712
Total liabilities assumed	(226)	(10,430)	(15,592)	(5,376)	(470)	(24,724)
Net assets acquired	$2,402	$112,341	$48,120	$3,656	$8,318	$89,988

The total goodwill and other intangible assets for acquisitions listed in the table above was $232.0 million, of which $130.9 million and 101.1 million was related to goodwill and other intangible assets, respectively.  Of the allocation of $101.1 million of acquired intangible assets for the companies listed in the above table exclusive of goodwill, $68.8 million was assigned to customer relationships, $25.1 million was assigned to trade names, $2.6 million was assigned to patents, $0.6 million was assigned to non-compete agreements, $0.8 million was assigned to favorable leasehold interest and $3.2 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life, while the customer relationships’ average useful life is 20 years, the patents’ useful life is eight years, the favorable leasehold interest useful life is five years and the non-compete agreements average useful life is two years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2012:

In thousands	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net sales	$638,002	$659,482	$1,258,327	$1,296,406
Gross profit	192,881	189,267	377,404	375,374
Net income attributable to Wabtec shareholders	74,638	69,225	145,151	133,965
Diluted earnings per share
As Reported	$0.77	$0.67	$1.49	$1.28
Pro forma	$0.77	$0.71	$1.50	$1.39

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	June 30, 2013	December 31, 2012
Raw materials	$181,125	$186,341
Work-in-process	128,881	129,605
Finished goods	95,932	91,093
Total inventories	$405,938	$407,039

5. INTANGIBLES

The change in the carrying amount of goodwill by segment for the six months ended June 30, 2013 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2012	$397,184	$268,838	$666,022
Acquisition	60,115	—	60,115
Adjustment to preliminary purchase allocation	(43)	912	869
Foreign currency impact	(7,340)	(4,712)	(12,052)
Balance at June 30, 2013	$449,916	$265,038	$714,954

As of June 30, 2013 and December 31, 2012, the Company’s trademarks had a net carrying amount of $138.5 million and $131.3 million, respectively, and the Company believes these intangibles have an indefinite life.

Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	June 30, 2013	December 31, 2012
Patents and other, net of accumulated amortization of $ 36,121 and $35,556	$12,250	$11,835
Customer relationships, net of accumulated amortization of $ 37,571 and $31,572	179,059	165,160
Total	$191,309	$176,995

The weighted average remaining useful life of patents, customer relationships and intellectual property were six years, 16 years and 16 years, respectively. Amortization expense for intangible assets was $5.2 million and $8.8 million for the three and six months ended June 30, 2013, respectively, and $3.3 million and $6.3 million for the three and six months ended June 30, 2012, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

Remainder of 2013	$8,035
2014	15,295
2015	14,259
2016	14,106
2017	12,584

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	June 30, 2013	December 31, 2012
6.875% Senior Notes, due 2013	$150,000	$150,000
Revolving Credit Facility	246,400	167,000
Capital Leases	558	896
Total	396,958	317,896
Less—current portion	43	43
Long-term portion	$396,915	$317,853

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the Company with a $600million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016. The 2011 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At June 30, 2013, the Company had available bank borrowing capacity, net of $58.0 million of letters of credit, of approximately $295.6 million, subject to certain financial covenant restrictions.

Under the 2011 Refinancing Credit Agreement, the Company may elect a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.5%per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points plus a margin that ranges from 0 to 75 basis points. The Alternate Rate is based on quoted LIBOR rates plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The current Base Rate margin is 0 basis points and the Alternate Rate margin is 100 basis points.

At June 30, 2013 the weighted average interest rate on the Company’s variable rate debt was 1.24%. On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement will be to convert a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

6.875% Senior Notes Due July 31, 2013

In August 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The principal balance is due in full at maturity. The Company has both the intent and ability to refinance the Notes, maturing July 31, 2013, on a long term basis utilizing available capacity under the 2011 Refinancing Credit Agreement. The 2011 Refinancing Credit Agreement will provide available bank borrowing capacity sufficient to refinance the Notes on a long-term basis. In addition, the 2011 Refinancing Credit Agreement has provisions for increasing available capacity. The Notes are included in the long-term portion of debt as of June 30, 2013. The Company is in compliance with the restrictions and covenants in the indenture under which the Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

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

The Company uses a December 31 measurement date for the plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2013	2012	2013	2012
Net periodic benefit cost
Service cost	$106	$95	$506	$491
Interest cost	491	542	1,656	1,764
Expected return on plan assets	(740)	(775)	(2,095)	(2,021)
Net amortization/deferrals	839	807	855	674
Net periodic benefit cost	$696	$669	$922	$908
Assumptions
Discount rate	3.90%	4.30%	4.30%	4.96%
Expected long-term rate of return	7.50%	7.50%	6.09%	6.12%
Rate of compensation increase	3.00%	3.00%	3.10%	3.21%
	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2013	2012	2013	2012
Net periodic benefit cost
Service cost	$212	$191	$1,019	$986
Interest cost	982	1,084	3,333	3,536
Expected return on plan assets	(1,480)	(1,550)	(4,217)	(4,050)
Net amortization/deferrals	1,678	1,613	1,721	1,351
Settlement loss recognized	—	—	—	293
Net periodic benefit cost	$1,392	$1,338	$1,856	$2,116
Assumptions
Discount rate	3.90%	4.30%	4.30%	4.96%
Expected long-term rate of return	7.50%	7.50%	6.09%	6.12%
Rate of compensation increase	3.00%	3.00%	3.10%	3.21%

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

The Company uses a December 31 measurement date for all post retirement plans.

The following tables provide information regarding the Company’s post retirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three months ended June 30,		Three months ended June 30,
In thousands, except percentages	2013	2012	2013	2012
Net periodic benefit cost
Service cost	$7	$10	$12	$11
Interest cost	321	350	43	50
Net amortization/deferrals	(212)	(200)	(76)	(82)
Net periodic benefit cost	$116	$160	$(21)	$(21)
Assumptions
Discount rate	3.90%	4.30%	4.30%	5.15%

	U.S.		International
	Six months ended June 30,		Six months ended June 30,
In thousands, except percentages	2013	2012	2013	2012
Net periodic benefit cost
Service cost	$14	$19	$24	$22
Interest cost	642	701	87	100
Net amortization/deferrals	(424)	(401)	(153)	(164)
Net periodic benefit cost	$232	$319	$(42)	$(42)
Assumptions
Discount rate	3.90%	4.30%	4.30%	5.15%

8. STOCK-BASED COMPENSATION

As of June 30, 2013, the Company maintains employee stock-based compensation plans for stock options, restricted stock, restricted units, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 3,800,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the 2000 Plan or the Directors Plan subsequent to October 31, 2016.

Stock-based compensation expense was $11.5 million and $10.1 million for the six months ended June 30, 2013 and 2012, respectively. Included in the stock-based compensation expense for the six months ended June 30, 2013 above is $1.1 million of expense related to stock options, $2.8 million related to restricted stock, $0.8 million related to restricted units, $6.3 million related to incentive stock awards and $0.5 million related to awards issued for Directors’ fees. At June 30, 2013, unamortized compensation expense related to stock options, restricted stock, restricted units and incentive stock awards expected to vest totaled $30.4 million and will be recognized over a weighted average period of 1.5 years.

Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	1,465,678	$20.24	6.3	$34,487
Granted	116,392	48.29		598
Exercised	(199,204)	13.30		(7,994)
Canceled	(3,052)	17.49		(110)
Outstanding at June 30, 2013	1,379,814	$23.61	6.4	$41,140
Exercisable at June 30, 2013	944,898	$18.55	5.7	$32,961

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2013	2012
Dividend yield	.21%	.23%
Risk-free interest rate	1.38%	1.34%
Stock price volatility	43.8%	44.95%
Expected life (years)	5.0	5.0

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. Based on the Company’s performance for each three year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2013, the Company estimates that it will achieve 200%, 159% and 100% for the incentive stock awards expected to vest based on performance for the three year periods ending December 31, 2013, 2014, and 2015, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and unit activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the six months ended June 30, 2013:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	546,773	1,329,078	$26.69
Granted	170,987	196,990	48.55
Vested	(204,042)	(570,918)	20.85
Adjustment for incentive stock awards expected to vest	—	77,232	35.29
Canceled	(1,288)	(6,350)	20.50
Outstanding at June 30, 2013	512,430	1,026,032	$35.32

9. INCOME TAXES

The overall effective income tax rate was 32.0% and 31.0% for the three and six months ended June 30, 2013, respectively and 33.7% and 34.0% for the three and six months ended June 30, 2012, respectively. For the three months ended June 30, 2013, the decrease in the effective rate is primarily due to an increase in foreign income taxed at lower statutory rates. For the six months ended June 30, 2013, the decrease in the effective rate is due to retroactive extension of the R&D tax credit and an increase in foreign income taxed at a lower statutory rates.

As of June 30, 2013, the liability for income taxes associated with uncertain tax positions is $10.7million, of which $3.8 million, if recognized would favorably affect the Company’s effective tax rate. As of December 31, 2012 the liability associated with uncertain tax positions was $11.3 million, of which $3.7 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013 the total accrued interest and penalties are $2.3 million and $1.3 million, respectively. As of December 31, 2012 the total accrued interest and penalties were $2.5 million and $1.4 million, respectively.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $1.6 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.  With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2011.

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,
In thousands, except per share	2013	2012
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$74,638	$64,712
Less: dividends declared—common shares and non-vested restricted stock	(2,410)	(1,442)
Undistributed earnings	72,228	63,270
Percentage allocated to common shareholders(1)	99.6%	99.5%
	71,939	62,954
Add: dividends declared—common shares	2,399	1,435
Numerator for basic and diluted earnings per common share	$74,338	$64,389
Denominator
Denominator for basic earnings per common share—weighted-average shares	95,762	95,671
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,340	1,173
Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	97,102	96,844
Net income per common share attributable to Wabtec shareholders
Basic	$0.78	$0.67
Diluted	$0.77	$0.67

(1) Basic weighted-average common shares outstanding	95,762	95,671
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	96,193	96,132
Percentage allocated to common shareholders	99.6%	99.5%

	Six Months Ended June 30,
In thousands, except per share	2013	2012
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$144,251	$123,973
Less: dividends declared—common shares and non-vested restricted stock	(4,796)	(2,880)
Undistributed earnings	139,455	121,093
Percentage allocated to common shareholders(1)	99.5%	99.5%
	138,758	120,488
Add: dividends declared—common shares	4,772	2,865
Numerator for basic and diluted earnings per common share	$143,530	$123,353
Denominator
Denominator for basic earnings per common share—weighted-average shares	95,243	95,479
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,363	1,187
Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	96,606	96,666
Net income per common share attributable to Wabtec shareholders
Basic	$1.51	$1.29
Diluted	$1.49	$1.28

(1) Basic weighted-average common shares outstanding	95,243	95,479
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	95,724	95,978
Percentage allocated to common shareholders	99.5%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Six Months Ended June 30,
In thousands	2013	2012
Balance at December 31, 2012 and 2011, respectively	$58,212	$50,640
Warranty expense	13,851	12,938
Acquisitions	1,776	294
Warranty claim payments	(10,665)	(7,801)
Foreign currency impact/other	(1,400)	(24)
Balance at June 30, 2013 and 2012, respectively	$61,774	$56,047

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2013, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at June 30, 2013	Fair Value Measurements at June 30, 2013 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	2,785	—	2,785	—
Total	$2,785	$—	$2,785	$—

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2012, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at December 31, 2012	Fair Value Measurements at December 31, 2012 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	4,070	—	4,070	—
Total	$4,070	$—	$4,070	$—

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

13. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in Note 18 therein, filed on February 22, 2013. During the first six months for 2013, there were no material changes to the information described in the Form 10-K, except as regarding the disclosure related to the claim by Faiveley Transport USA.  The Faiveley plaintiffs agreed to reduce the damage award to $15.0 million, plus interest, in lieu of a new trial on damages.  In accordance with the decision entered by the appellete court, Wabtec paid the Faiveley plaintiffs a total of approximately $15.8 million, and the case is closed.

The Company is also subject to litigation from time to time arising out of its operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in Note 18 therein, filed on February 22, 2013. During the first six months of 2013, there were no material changes to the information described in the Form 10-K.

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

Segment financial information for the three months ended June 30, 2013 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$354,857	$283,145	$—	$638,002
Intersegment sales/(elimination)	7,914	1,405	(9,319)	—
Total sales	$362,771	$284,550	$(9,319)	$638,002
Income (loss) from operations	$78,601	$35,893	$(1,940)	$112,554
Interest expense and other, net	—	—	(2,865)	(2,865)
Income (loss) from operations before income taxes	$78,601	$35,893	$(4,805)	$109,689

Segment financial information for the three months ended June 30, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$407,706	$202,114	$—	$609,820
Intersegment sales/(elimination)	5,850	3,037	(8,887)	—
Total sales	$413,556	$205,151	$(8,887)	$609,820
Income (loss) from operations	$83,417	$21,934	$(4,486)	$100,865
Interest expense and other, net	—	—	(3,286)	(3,286)
Income (loss) from operations before income taxes	$83,417	$21,934	$(7,772)	$97,579

Segment financial information for the six months ended June 30, 2013 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$668,536	$584,976	$—	$1,253,512
Intersegment sales/(elimination)	14,974	2,765	(17,739)	—
Total sales	$683,510	$587,741	$(17,739)	$1,253,512
Income (loss) from operations	$148,436	$74,474	$(6,689)	$216,221
Interest expense and other, net	—	—	(7,060)	(7,060)
Income (loss) from operations before income taxes	$148,436	$74,474	$(13,749)	$209,161

Segment financial information for the six months ended June 30, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$804,994	$388,135	$—	$1,193,129
Intersegment sales/(elimination)	11,552	5,428	(16,980)	—
Total sales	$816,546	$393,563	$(16,980)	$1,193,129
Income (loss) from operations	$159,032	$44,549	$(8,606)	$194,975
Interest expense and other, net	—	—	(7,124)	(7,124)
Income (loss) from operations before income taxes	$159,032	$44,549	$(15,730)	$187,851

Sales by product are as follows:

	Three Months Ended June 30,
In thousands	2013	2012
Specialty Products & Electronics	$284,166	$298,447
Brake Products	139,410	128,363
Remanufacturing, Overhaul & Build	141,199	109,933
Other Transit Products	52,379	54,902
Other	20,848	18,175
Total sales	$638,002	$609,820

Sales by product are as follows:

	Six Months Ended June 30,
In thousands	2013	2012
Specialty Products & Electronics	$523,368	$577,288
Brake Products	280,732	259,613
Remanufacturing, Overhaul & Build	304,793	218,655
Other Transit Products	103,428	100,800
Other	41,191	36,773
Total sales	$1,253,512	$1,193,129

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

Balance Sheet as of June 30, 2013:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$3,984	$5,232	$205,289	$—	$214,505
Accounts receivable	486	289,807	198,156	—	488,449
Inventories	—	266,879	139,059	—	405,938
Other current assets	62,915	4,937	13,241	—	81,093
Total current assets	67,385	566,855	555,745	—	1,189,985
Property, plant and equipment	5,018	124,322	111,626	—	240,966
Goodwill	7,980	402,995	303,979	—	714,954
Investment in subsidiaries	3,423,789	380,494	—	(3,804,283)	—
Other intangibles	—	166,413	163,421	—	329,834
Other long term assets	(11,248)	7,797	44,102	—	40,651
Total Assets	$3,492,924	$1,648,876	$1,178,873	$(3,804,283)	$2,516,390
Current liabilities	$17,042	$331,997	$175,233	$—	$524,272
Inter-company	1,606,493	(1,697,841)	91,348	—	—
Long-term debt	396,400	153	362	—	396,915
Other long term liabilities	67,283	34,570	87,644	—	189,497
Total liabilities	2,087,218	(1,331,121)	354,587	—	1,110,684
Stockholders’ equity	1,405,706	2,979,997	824,286	(3,804,283)	1,405,706
Total Liabilities and Stockholders’ Equity	$3,492,924	$1,648,876	$1,178,873	$(3,804,283)	$2,516,390

Balance Sheet as of December 31, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$22,335	$5,473	$187,958	$—	$215,766
Accounts receivable	1,210	213,895	174,810	—	389,915
Inventories	—	278,610	128,429	—	407,039
Other current assets	63,496	5,400	11,322	—	80,218
Total current assets	87,041	503,378	502,519	—	1,092,938
Property, plant and equipment, net	4,685	127,165	112,238	—	244,088
Goodwill	7,980	402,510	255,532	—	666,022
Investment in subsidiaries	3,146,931	279,731	—	(3,426,662)	—
Other intangibles, net	—	169,374	138,947	—	308,321
Other long term assets	(10,491)	4,309	46,355	—	40,173
Total Assets	$3,236,146	$1,486,467	$1,055,591	$(3,426,662)	$2,351,542
Current liabilities	$64,404	$321,675	$166,980	$—	$553,059
Intercompany	1,506,541	(1,598,419)	91,878	—	—
Long-term debt	317,000	168	685	—	317,853
Other long term liabilities	66,184	37,845	94,584	—	198,613
Total liabilities	1,954,129	(1,238,731)	354,127	—	1,069,525
Stockholders’ equity	1,282,017	2,725,198	701,464	(3,426,662)	1,282,017
Total Liabilities and Stockholders’ Equity	$3,236,146	$1,486,467	$1,055,591	$(3,426,662)	$2,351,542

Income Statement for the Three Months Ended June 30, 2013:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$436,000	$260,310	$(58,308)	$638,002
Cost of sales	614	(262,311)	(208,402)	24,978	(445,121)
Gross profit	614	173,689	51,908	(33,330)	192,881
Operating expenses	(12,535)	(39,554)	(28,238)	—	(80,327)
Operating (loss) profit	(11,921)	134,135	23,670	(33,330)	112,554
Interest (expense) income, net	(4,928)	1,547	110	—	(3,271)
Other income (expense), net	2,771	490	(2,855)	—	406
Equity earnings	112,430	26,894	—	(139,324)	—
Income (loss) from operations before income tax	98,352	163,066	20,925	(172,654)	109,689
Income tax expense	(23,714)	(3,355)	(7,982)	—	(35,051)
Net income (loss) attributable to Wabtec shareholders	$74,638	$159,711	$12,943	$(172,654)	$74,638
Comprehensive income (loss) attributable to Wabtec shareholders	$77,084	$159,711	$3,688	$(172,654)	$67,829

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended June 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$431,392	$223,556	$(45,128)	$609,820
Cost of sales	(293)	(275,312)	(177,492)	16,704	(436,393)
Gross (loss) profit	(293)	156,080	46,064	(28,424)	173,427
Operating expenses	(15,571)	(38,879)	(18,112)	—	(72,562)
Operating (loss) profit	(15,864)	117,201	27,952	(28,424)	100,865
Interest (expense) income, net	(5,370)	1,006	855	—	(3,509)
Other income (expense), net	289	(1,791)	1,725	—	223
Equity earnings	107,941	24,573	—	(132,514)	—
Income (loss) from operations before income tax	86,996	140,989	30,532	(160,938)	97,579
Income tax expense	(22,284)	(3,218)	(7,365)	—	(32,867)
Net income (loss) attributable to Wabtec shareholders	$64,712	$137,771	$23,167	$(160,938)	$64,712
Comprehensive income (loss) attributable to Wabtec shareholders	$64,605	$137,771	$6,648	$(160,938)	$48,086

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Six Months Ended June 30, 2013:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$854,035	$497,470	$(97,993)	$1,253,512
Cost of sales	1,101	(532,856)	(390,544)	44,556	(877,743)
Gross profit	1,101	321,179	106,926	(53,437)	375,769
Operating expenses	(27,709)	(77,873)	(53,966)	—	(159,548)
Operating (loss) profit	(26,608)	243,306	52,960	(53,437)	216,221
Interest (expense) income, net	(9,844)	2,831	128	—	(6,885)
Other income (expense), net	13,667	(3,286)	(10,556)	—	(175)
Equity earnings	213,845	44,594	—	(258,439)	—
Income (loss) from operations before income tax	191,060	287,445	42,532	(311,876)	209,161
Income tax expense	(46,809)	(6,781)	(11,320)	—	(64,910)
Net income (loss) attributable to Wabtec shareholders	$144,251	$280,664	$31,212	$(311,876)	$144,251
Comprehensive income (loss) attributable to Wabtec shareholders	$148,883	$280,664	$(5,969)	$(311,876)	$111,702

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Six Months Ended June 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$846,042	$433,609	$(86,522)	$1,193,129
Cost of sales	(348)	(545,890)	(337,761)	33,678	(850,321)
Gross profit	(348)	300,152	95,848	(52,844)	342,808
Operating expenses	(32,772)	(77,863)	(37,198)	—	(147,833)
Operating (loss) profit	(33,120)	222,289	58,650	(52,844)	194,975
Interest (expense) income, net	(10,832)	2,184	1,415	—	(7,233)
Other income (expense), net	8,121	(6,094)	(1,918)	—	109
Equity earnings	201,639	36,960	—	(238,599)	—
Income (loss) from operations before income tax	165,808	255,339	58,147	(291,443)	187,851
Income tax expense	(41,835)	(6,811)	(15,232)	—	(63,878)
Net income (loss) attributable to Wabtec shareholders	$123,973	$248,528	$42,915	$(291,443)	$123,973
Comprehensive income (loss) attributable to Wabtec shareholders	$124,190	$248,528	$37,297	$(291,443)	$118,572

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2013:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(96,588)	$288,443	$165,117	$(311,876)	$45,096
Net cash used for investing activities	(3,178)	(8,008)	(112,661)	—	(123,847)
Net cash provided by (used for) financing activities	81,415	(280,676)	(31,544)	311,876	81,071
Effect of changes in currency exchange rates	—	—	(3,581)	—	(3,581)
(Decrease) increase in cash	(18,351)	(241)	17,331	—	(1,261)
Cash, beginning of year	22,335	5,473	187,958	—	215,766
Cash, end of period	$3,984	$5,232	$205,289	$—	$214,505

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used for) operating activities	$30,954	$251,959	$39,066	$(291,443)	$30,536
Net cash used for investing activities	(91,723)	(9,220)	(3,795)	—	(104,738)
Net cash provided by (used for) financing activities	24,383	(248,328)	(42,850)	291,443	24,648
Effect of changes in currency exchange rates	—	—	(1,956)	—	(1,956)
Decrease in cash	(36,386)	(5,589)	(9,535)	—	(51,510)
Cash, beginning of year	75,621	14,024	195,970	—	285,615
Cash, end of period	$39,235	$8,435	$186,435	$—	$234,105

16. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2013	2012	2013	2012
Foreign currency (loss) gain	$(1,004)	$631	$(1,931)	$1,041
Other miscellaneous income (expense)	1,410	(408)	1,756	(932)
Total other income (expense), net	$406	$223	$(175)	$109

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first six months of 2013, about 49% of the Company’s revenues came from customers outside the U.S.

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

In North America, the AAR compiles freight rail industry statistics such as carloadings, generally referred to as “rail traffic,” and the Railway Supply Institute (RSI) releases data on freight car orders, deliveries, and backlog. Through July 13, 2013 carloadings in North America increased 1.3%, including a 0.4% decrease in general merchandise traffic and a 3.5% increase in intermodal traffic. The decrease in general merchandise traffic was mainly due to a 3.9% decrease in coal carloadings. According to the RSI, in the second quarter of 2013, the industry multi-year backlog of freight cars on order increased to about 74,000, the highest since the fourth quarter of 2007. In 2013, with some carbuilders already at capacity, we expect deliveries of new locomotives and new freight cars to be slightly lower than in 2012. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.

The American Public Transportation Association (APTA) provides quarterly transit ridership statistics for the U.S. and Canada. In its most recent report, APTA said first quarter 2013 ridership decreased 1.9% in the U.S. and 2.6% in Canada. In 2012, the U.S. Congress passed a new, two-year transportation funding bill, which maintained transit spending at about the same level, about $10.7 billion, as in prior years. Spending in 2013 is expected to remain at about the same level. The Company also expects deliveries of new subway cars and buses in 2013 to remain about the same as in 2012.

In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. In 2012, the U.S. Congress discussed extending the deadline but did not do so. An extension of the deadline could affect the rate of industry spending on this technology. Wabtec’s PTC revenue was about $109 million for the six months ended June 30, 2013.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S. Our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market.

Asia-Pacific is a growth market and our various joint ventures and direct exports to China have positioned the Company to take advantage of this growth. Economic growth in Australia has been an area of expansion for the Company as commodity suppliers use our products to meet the demands of their regional customers. In Brazil, the Company is delivering on a PTC contract, has expanded locations and has completed two acquisitions, allowing us to increase our sales in that market.

Current conditions in these international markets vary based on general economic factors and specific freight rail and passenger transit drivers, as mentioned above. In its most recent quarterly data, the Office of Rail Regulation in the U.K. reported an increase in passenger ridership of 3.9% and a 0.9% increase in freight moved. In Germany, the government statistics bureau reported an increase of 0.7% for bus and rail ridership in 2012, and a decrease in rail freight transport of 2.4% for the same period. In France, SNCF, the country’s largest rail system operator, announced a 5.3% increase in regional train ridership in 2012. Brazil’s National Association of Rail Transport reported a 1.3% increase in freight rail traffic in 2012, and a 6.6% increase in spending on new infrastructure and equipment. In China, spending on rolling stock increased about 3% in 2012, and earlier this year the government established China Railway Corp. to manage its rail system. Russian Railways announced an increase of 6.1% in passenger ridership in the first quarter of 2013 compared to the year-ago quarter, and a decrease of 4.1% in freight tons loaded.

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

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Net sales	$638.0	$609.8	$1,253.5	$1,193.1
Cost of sales	(445.1)	(436.4)	(877.7)	(850.3)
Gross profit	192.9	173.4	375.8	342.8
Selling, general and administrative expenses	(63.9)	(59.2)	(128.2)	(121.2)
Engineering expenses	(11.3)	(10.1)	(22.6)	(20.3)
Amortization expense	(5.1)	(3.2)	(8.8)	(6.3)
Total operating expenses	(80.3)	(72.5)	(159.6)	(147.8)
Income from operations	112.6	100.9	216.2	195.0
Interest expense, net	(3.3)	(3.5)	(6.9)	(7.2)
Other income (expense), net	0.4	0.2	(0.1)	0.1
Income from operations before income taxes	109.7	97.6	209.2	187.9
Income tax expense	(35.1)	(32.9)	(64.9)	(63.9)
Net income attributable to Wabtec shareholders	$74.6	$64.7	$144.3	$124.0

SECOND QUARTER 2013 COMPARED TO SECOND QUARTER 2012

The following table summarizes the results of operations for the period:

	Three months ended June 30,
In thousands	2013	2012	Percent Change
Freight Segment	$354,857	$407,706	(13.0)%
Transit Segment	283,145	202,114	40.1%
Net sales	638,002	609,820	4.6%
Income from operations	112,554	100,865	11.6%
Net income attributable to Wabtec shareholders	$74,638	$64,712	15.3%

The following table shows the major components of the change in sales in the second quarter of 2013 from the second quarter of 2012:

In thousands	Freight Segment	Transit Segment	Total
Second Quarter 2012 Net Sales	$407,706	$202,114	$609,820
Acquisitions	14,980	34,000	48,980
Change in Sales by Product Line:
Brake Products	(9,443)	19,670	10,227
Specialty Products & Electronics	(25,208)	1,782	(23,426)
Other Transit Products	—	(2,596)	(2,596)
Remanufacturing, Overhaul & Build	(29,671)	28,561	(1,110)
Other	(520)	361	(159)
Foreign Exchange	(2,987)	(747)	(3,734)
Second Quarter 2013 Net Sales	$354,857	$283,145	$638,002

Net sales increased by $28.2 million to $638.0 million from $609.8 million for the three months ended June 30, 2013 and 2012, respectively. The increase is due to sales from acquisitions of $49.0 million; and $10.2 million for Brake Products sales due to higher demand for original equipment brakes from certain transit contracts.  These increases were partially offset by a $23.4 million decrease for Specialty Products and Electronics sales from lower demand for freight original equipment rail products; a $2.6 million decrease in Other Transit Products; and a $1.1 million decrease in Remanufacturing, Overhaul & Build from completion of certain freight locomotives contracts. Company net sales decreased $3.7 million and income from operations decreased $0.2 million due to unfavorable effects of foreign exchange. Net income for the three months ended June 30, 2013 was $74.6 million or $0.77 per diluted share. Net income for the three months ended June 30, 2012 was $64.7 million or $0.67 per diluted share. Net income increased due to higher sales volume and a decrease in the effective income tax rate discussed below.

Freight Segment sales decreased by $52.8 million, or 13.0%, due to a decrease of $29.7 million for freight original equipment locomotives as contract mix shifted to transit locomotives; $25.2 million decrease for Specialty Products and Electronics sales from lower demand for freight original equipment rail products; and $9.4 million from decreased demand for original equipment brake products. These decreases were partially offset by $15.0 million in sales from acquisitions. For the Freight Segment, net sales decreased by $3.0 million due to unfavorable effects of foreign exchange.

Transit Segment sales increased by $81.0 million, or 40.1%, due to $34.0 million from acquisitions; higher sales of $28.6 million for original equipment transit locomotives as contract mix shifted from freight locomotives; $19.7 million from increased demand for original equipment brakes; partially offset by a decrease of $2.6 million from certain transit car build contracts. For the Transit Segment, net sales decreased by $0.7 million due to unfavorable effects of foreign exchange.

Cost of Sales and Gross Profit. Cost of Sales increased by $8.7 million to $445.1 million in the second quarter of 2013 compared to $436.4 million in the same period of 2012. In the second quarter of 2013, cost of sales, as a percentage of sales was 69.8% compared to 71.6% in the same period of 2012.

Raw material costs decreased as a percentage of sales to approximately 42% in the second quarter of 2013 from approximately 45% in the same period of 2012. Labor costs increased as a percentage of sales to approximately 12% in the second quarter of 2013 from approximately 11% in the same period of 2012. Overhead costs as a percentage of sales were approximately 16% in the second quarter of 2013 and 2012. Freight Segment raw material costs decreased as a percentage of sales to approximately 41% in the second quarter of 2013 from 46% in the same period of 2012. Freight Segment labor costs increased as a percentage of sales to approximately 11% in the second quarter of 2013 from approximately 10% in the same period of 2012, and overhead costs increased as a percentage of sales to approximately 15% in the second quarter of 2013 from approximately 14% in the same period of 2012. Transit Segment raw material costs increased as a percentage of sales to approximately 43% in the second quarter of 2013 from approximately 42% in the same period of 2012. Transit Segment labor costs decreased as a percentage of sales to approximately 13% in the second quarter of 2013 from approximately 14% in the same period of 2012, and overhead costs decreased as a percentage of sales to approximately 17% in the second quarter of 2013 from approximately 18% in the same period of 2012. Freight Segment material costs decreased as a percentage of sales and transit material costs increased as a percentage of sales due to a shift in contract mix for original equipment locomotives from freight in the second quarter of 2012 to transit in the second quarter of 2013. Freight Segment labor costs increased as a percentage of sales due to certain long term contracts, which carry higher labor costs on a percentage basis.

In general, raw material costs decreased as a percentage of sales reflecting the lower mix of revenue generated from freight original equipment sales, which has a higher raw material component as cost of sales. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume.

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $2.4 million higher in the second quarter of 2013 compared to the same period of 2012 due to increased sales and increased provision for certain transit contracts. As a percentage of sales, warranty expense was 1.4% for the second quarter of 2013 compared to 1.1% for the same period in the previous year.

Gross profit increased to $192.9 million in the second quarter of 2013 compared to $173.4 million in the same period of 2012, due to higher sales volume and the reasons discussed above. For the second quarter of 2013, gross profit, as a percentage of sales, was 30.2% compared to 28.4%, for the second quarter of 2012.

Operating expenses The following table shows our operating expenses:

	Three months ended June 30,
In thousands	2013	2012	Percent Change
Selling, general and administrative expenses	$63,874	$59,163	8.0%
Engineering expenses	11,280	10,145	11.2%
Amortization expense	5,173	3,254	59.0%
Total operating expenses	$80,327	$72,562	10.7%

Selling, general, and administrative expenses increased $4.7 million in the second quarter of 2013 compared to the same period of 2012 primarily due to $6.5 million of expenses from acquisitions, partially offset by a release of $2.8 million of certain legal reserves for a court ruling. Engineering expense increased by $1.1 million in the second quarter of 2013 compared to the same period of 2012 due to $1.3 million of engineering expense from acquisitions. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense increased in the second quarter of 2013 compared to the same period in 2012 due to amortization of intangibles associated with acquisitions. Total operating expenses were 12.6% of sales for the second quarter of 2013 compared to 11.9% for the same period in the previous year.

The following table shows our segment operating expense:

	Three months ended June 30,
In thousands	2013	2012	Percent Change
Freight Segment	$39,066	$38,249	2.1%
Transit Segment	39,321	29,827	31.8%
Corporate	1,940	4,486	(56.8)%
Total operating expenses	$80,327	$72,562	10.7%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Corporate costs are allocated to the Freight and Transit Segments based on segment revenues. Certain corporate departmental expenses are not allocated.

Freight Segment operating expenses increased $0.8 million in the second quarter of 2013 compared to the same period of 2012 because of $0.9 million of incremental selling, general and administrative expense from acquisitions and $0.7 million of incremental engineering expense from acquisitions, partially offset by a $1.0 million decrease in allocated operating expenses. Freight Segment operating expenses were 10.8% and 9.2% of Freight Segment sales for the second quarter of 2013 and 2012, respectively.

Transit Segment operating expenses increased $9.5 million in the second quarter of 2013 compared to the same period of 2012 because of $5.6 million of incremental selling, general and administrative expense from acquisitions and $0.6 million of incremental engineering expense from acquisitions and higher amortization expense related to acquisitions. Allocated operating expenses increased $0.6 million. Transit Segment operating expenses were 13.8% and 14.5% of Transit Segment sales for the second quarter of 2013 and 2012, respectively.

Corporate non-allocated operating expenses decreased $2.5 million in the second quarter of 2013 compared to the same period of 2012 primarily due to a release of certain legal reserves for a court ruling.

Income from operations Income from operations totaled $112.6 million or 17.6% of sales in the second quarter of 2013 compared to $100.9 million or 16.5% of sales in the same period of 2012. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Overall interest expense, net, was comparable to the prior period.

Other income (expense), net The Company recorded foreign exchange losses of $1.0 million and gains of $0.6 million, in the second quarter of 2013 and 2012, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 32.0% and 33.7% for the second quarter of 2013 and 2012, respectively. The decrease in the effective rate is primarily due to an increase in foreign income taxed at lower statutory rates.

Net income Net income for the second quarter of 2013 increased $9.9 million, compared with the same period of 2012. The increase in net income is due to higher sales volume and lower effective tax rate, partially offset by higher operating expenses discussed above.

FIRST SIX MONTHS OF 2013 COMPARED TO FIRST SIX MONTHS OF 2012

The following table summarizes the results of operations for the period:

	Six months ended June 30,
	2013	2012	Percent Change
Freight Segment	$668,536	$804,994	(17.0)%
Transit Segment	584,976	388,135	50.7%
Net sales	1,253,512	1,193,129	5.1%
Income from operations	216,221	194,975	10.9%
Net income attributable to Wabtec shareholders	$144,251	$123,973	16.4%

The following table shows the major components of the change in sales in the first six months of 2013 from the first six months of 2012:

In thousands	Freight Segment	Transit Segment	Total
First Six Months of 2012 Net Sales	$804,994	$388,135	$1,193,129
Acquisitions	24,919	65,446	90,365
Change in Sales by Product Line:
Brake Products	(16,064)	36,176	20,112
Specialty Products & Electronics	(79,172)	10,739	(68,433)
Other Transit Products	—	2,515	2,515
Remanufacturing, Overhaul & Build	(58,814)	81,927	23,113
Other	(1,057)	1,280	223
Foreign Exchange	(6,270)	(1,242)	(7,512)
First Six Months of 2013 Net Sales	$668,536	$584,976	$1,253,512

Net sales increased by $60.4 million to $1,253.5 million from $1,193.1 million for the six months ended June 30, 2013 and 2012, respectively. The increase is due to sales related to acquisitions of $90.4 million; higher Remanufacturing, Overhaul and Build sales of $23.1 million from increased demand for transit original equipment locomotives and aftermarket services for locomotives; higher Brake Products sales of $20.1 million due to higher demand for transit original equipment brakes; and an increase in Other Transit Products of $2.5 million.  These increases were partially offset by a $68.4 million decrease for Specialty Products and Electronics sales from lower demand for freight original equipment rail products. Company net sales decreased $7.5 million and income from operations decreased $0.6 million due to unfavorable effects of foreign exchange. Net income for the six months ended June 30, 2013 was $144.3 million or $1.49 per diluted share. Net income for the six months ended June 30, 2012 was $124.0 million or $1.28 per diluted share. Net income increased due to higher sales volume and a decrease in the effective income tax rate discussed below.

Freight Segment sales decreased by $136.5 million, or 17.0%, due to a decrease of $79.2 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products; $58.8 million decrease for freight original equipment locomotives as contract mix shifted to transit locomotives; and $16.1 million from decreased demand for original equipment brake products. These decreases were partially offset by $24.9 million in sales from acquisitions. For the Freight Segment, net sales decreased by $6.3 million due to unfavorable effects of foreign exchange.

Transit Segment sales increased by $196.8 million, or 50.7%, due to higher sales of $81.9 million for original equipment transit locomotives as contract mix shifted from freight locomotives; $65.4 million from acquisitions; $36.2 million from increased demand for original equipment brakes; $10.7 million from increased demand for positive train control electronics; and a increase of $2.5 million from certain transit car build contracts. For the Transit Segment, net sales decreased by $1.2 million due to unfavorable effects of foreign exchange.

Cost of Sales and Gross Profit Cost of Sales increased by $27.4 million to $877.7 million in the first six months of 2013 compared to $850.3 million in the same period of 2012. In the first six months of 2013, cost of sales, as a percentage of sales was 70.0% compared to 71.3% in the same period of 2012.

Raw material costs decreased as a percentage of sales to approximately 42% in the first six months of 2013 from approximately 44% in the same period of 2012. Labor costs increased as a percentage of sales to approximately 12% in the first six months of 2013 from approximately 11% in the same period of 2012. Overhead costs as a percentage of sales were approximately 16% in the first six months of 2013 and 2012. Freight Segment raw material costs decreased as a percentage of sales to approximately 41% in the first six months of 2013 from approximately 45% in the same period of 2012. Freight Segment labor costs increased as a percentage of sales to approximately 11% in the first six months of 2013 from approximately 10% in the same period of 2012, and overhead costs as a percentage of sales were approximately 15% in the first six months of 2013 and 2012. Transit Segment raw material costs increased as a percentage of sales to approximately 44% in the first six months of 2013 from 42% in the same period of 2012. Transit Segment labor costs as a percentage of sales were approximately 13% in the first six months of 2013 and 2012, and overhead costs decreased as a percentage of sales to approximately 17% in the first six months of 2013 from 18% in the same period of 2012. Freight Segment material costs decreased as a percentage of sales and transit material costs increased as a percentage of sales due to a shift in contract mix for original equipment locomotives from freight in the second quarter of 2012 to transit in the second quarter of 2013. Freight Segment labor costs increased as a percentage of sales due to certain long term contracts, which carry higher labor costs on a percentage basis.

In general, raw material costs decreased as a percentage of sales reflecting the lower mix of revenue generated from freight original equipment sales, which has a higher raw material component as cost of sales. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume.

In addition, included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense for the first six month of 2013 was $0.9 million higher compared to the same period of 2012, due to increased sales. As a percentage of sales, warranty expense was 1.1% for the first six months of 2013 and 2012.

Gross profit increased to $375.8 million in the first six months of 2013 compared to $342.8 million in the same period of 2012, for the reasons discussed above. Accordingly, for the first six months of 2013, gross profit, as a percentage of sales, was 30.0% compared to 28.7%, for the first six months of 2012.

Operating expenses The following table shows our operating expenses:

	Six months ended June 30,
In thousands	2013	2012	Percent Change
Selling, general and administrative expenses	$128,174	$121,192	5.8%
Engineering expenses	22,614	20,294	11.4%
Amortization expense	8,760	6,347	38.0%

Total operating expenses	$159,548	$147,833	7.9%

Selling, general, and administrative expenses increased $7.0 million in the first six months of 2013 compared to the same period of 2012 primarily due to $12.7 million of expenses from acquisitions, partially offset by a release of $3.9 million of certain legal reserves for a court ruling and a decrease of $2.0 million for incentive and non-cash compensation. Engineering expense increased by $2.3 million in the first six months of 2013 compared to the same period of 2012 due to engineering expense from acquisitions. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense increased in the first six months of 2013 compared to the same period in 2012 due to amortization of intangibles associated with acquisitions. Total operating expenses were 12.7% and 12.4% of sales for the first six months of 2013 and 2012, respectively.

The following table shows our segment operating expense:

	Six months ended June 30,
In thousands	2013	2012	Percent Change
Freight Segment	$76,051	$81,040	(6.2)%
Transit Segment	76,808	58,187	32.0%
Corporate	6,689	8,606	(22.3)%
Total operating expenses	$159,548	$147,833	7.9%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Corporate costs are allocated to the Freight and Transit Segments based on segment revenues. Certain corporate departmental expenses are not allocated.  Allocated operating expenses decreased $3.4 million for the first six months of 2013 compared to the same period of the prior year, primarily due to a decrease of incentive and non-cash compensation and a decrease in allocated legal expenses.

Freight Segment operating expenses decreased $5.0 million in the first six months of 2013 compared to the same period of 2012 because of a decrease of $4.3 million in allocated operating expenses and a $1.4 million decrease in other segment specific discrete charges. Freight Segment operating expenses were 11.1% and 9.9% of Freight Segment sales for the first six months of 2013 and 2012, respectively.

Transit Segment operating expenses increased $18.6 million in the first six months of 2013 compared to the same period of 2012 because of $11.1 million of incremental selling, general and administrative expense from acquisitions and $1.1 million of incremental engineering expense from acquisitions, higher amortization expense related to acquisitions, and $0.9 million increase in allocated operating expenses.  In addition, operating expenses increased to support the higher sales volume. Transit Segment operating expenses were 13.1% and 14.8% of Transit Segment sales for the first six months of 2013 and 2012, respectively.

Corporate non-allocated operating expenses decreased $1.9 million in the first six months of 2013 compared to the same period of 2012 primarily due to a release of $2.8 million of certain legal reserves for a court ruling, partially offset by an increase in certain non-allocated administrative expenses.

Income from operations Income from operations totaled $216.2 million or 17.2% of sales in the first six months of 2013 compared to $195.0 million or 16.3% of sales in the same period of 2012. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Overall interest expense, net, was comparable to the prior period.

Other income (expense), net The Company recorded foreign exchange losses of $1.9 million in the first six months of 2013 and foreign exchange gain of $1.0 million in the first six months of 2012 due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 31.0% and 34.0% for the first six months of 2013 and 2012, respectively. The decrease in the effective rate is due to retroactive extension of the R&D tax credit and an increase in foreign income taxed at a lower statutory rates.

Net income Net income for the first six months of 2013 increased $20.3 million, compared with the same period of 2012. The increase in net income is due to higher sales volume and lower effective tax rate, partially offset by higher operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three months ended June 30,
In thousands	2013	2012
Cash provided by (used for):
Operating activities	$45,096	$30,536
Investing activities	(123,847)	(104,738)
Financing activities	81,071	24,648
Decrease in cash	$(1,261)	$(51,510)

Operating activities In the first six months of 2013 and 2012, cash provided by operations was $45.1 million and $30.5 million, respectively. In comparison to the first six months of 2012, cash provided by operations in 2013 resulted from higher operating results and lower cash outflows for working capital.  The major components of the lower cash outflows were as follows: a favorable change or decrease of $35.4 million in inventory, as our days’ supply of inventory (DSI) decreased to 67 days from 72 days during the first six months of 2013 due to the completion of certain original equipment contracts; a favorable change in accounts payable of $23.5 million due to payment timing; a negative change in accounts receivable of $16.1 million as the number of days to collect cash remained relatively stable and sales increased; a $15.8 million payment in the second quarter of 2013 for a court ruling; and an increase in income taxes paid of $10.1 million due to increased pre-tax income.

Investing activities In the first six months of 2013 and 2012, cash used in investing activities was $123.8 million and $104.7 million, respectively. The major components of the cash outflow are as follows: planned additions to property, plant and equipment of $14.6 million for continued investments in our facilities and manufacturing processes and acquisitions of $115.1 million.  This compares to $16.5 million in property, plant, and equipment and $88.4 million in net cash paid for acquisitions in 2012.  Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.

Financing activities In the first six months of 2013, cash provided by financing activities was $81.1 million, which included $244.8 million in proceeds from debt and $165.7 million of repayments of debt on the revolving credit facility and $4.8 million of dividend payments.  In the first six months of 2012, cash provided by financing activities was $24.7 million, which included $172.4 million in proceeds from debt and $125.4 million of repayments of debt on the revolving credit facility and $2.9 million of dividend payments and $21.9 million for the repurchase of 298,800 shares of stock.

The following table shows outstanding indebtedness at June 30, 2013 and December 31, 2012.

In thousands	June 30, 2013	December 31, 2012
6.875% Senior Notes, due 2013	$150,000	$150,000
Revolving Credit Facility	246,400	167,000
Capital Leases	558	896
Total	396,958	317,896
Less—current portion	43	43
Long-term portion	$396,915	$317,853

Cash balance at June 30, 2013 and December 31, 2012 was $214.5 million and $215.8 million, respectively.

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

6.875% Senior Notes Due July 31 2013

In August 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the Notes”). The Notes were issued at par. Interest on the Notes accrues at a rate of 6.875% per annum and is payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The principal balance is due in full at maturity. The Company has both the intent and ability to refinance the Notes, maturing July 31, 2013, on a long term basis utilizing available capacity under the 2011 Refinancing Credit Agreement. The 2011 Refinancing Credit Agreement will provide available bank borrowing capacity sufficient to refinance the Notes on a long-term basis. In addition, the 2011 Refinancing Credit Agreement has provisions for increasing available capacity. The Notes are included in the long-term portion of debt as of June 30, 2013. The Company is in compliance with the restrictions and covenants in the indenture under which the Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

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

Company Stock Repurchase Plan

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through June 30, 2013, repurchases are $72.6 million, leaving $77.4 million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first six months of 2013, the Company did not repurchase any shares. During 2012, the Company repurchased 1,214,800 shares of its stock at an average price of $38.33 per share. All purchases were on the open market.

Capital Structure

On May 14, 2013, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 200.0 million shares.  In addition, on May 14, 2013, our Board of Directors approved a two-for-one split of the Company’s issued and outstanding common stock in the form of a 100% stock dividend.  The increase in the authorized shares and the stock split became effective on May 14, 2013 and June 11, 2013, respectively.

The Company issued approximately 66.2 million shares of its common stock as a result of the two-for-one stock split. The par value of the Company’s common stock remained unchanged at $0.01 per share.

Information regarding shares of common stock (except par value per share), retained earnings, and net income per common share attributable to Wabtec shareholders for all periods presented reflects the two-for-one split of the Company’s common stock. The number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards was proportionally increased, and the exercise price per share thereof was proportionally decreased, in accordance with the terms of the stock incentive plans.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2013, the Company has recognized a total liability of $10.7 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 62% and 53% of total long-term debt at June 30, 2013 and December 31, 2012, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at June 30, 2013 would increase or decrease interest expense by about $2.5 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which will effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first six months of 2013, approximately 51% of Wabtec’s net sales were to customers in the United States, 11% in the United Kingdom, 8% in Canada, 6% in Australia, 4% in Mexico, 3% in Brazil, 2% in Germany and 15% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2013. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material changes regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, except as regarding the disclosure related to the claim by Faiveley Transport USA.  The Faiveley plaintiffs agreed to reduce the damage award to $15.0 million, plus interest, in lieu of a new trial on damages.  In accordance with the decision entered by the appellate court, Wabtec paid the Faiveley plaintiffs a total of approximately $15.8 million, and the case is closed.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through June 30, 2013 repurchases are $72.6 million, leaving $77.4 million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million, of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first six months of 2013, the Company did not repurchase any shares of its stock.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon,
Executive Vice President, Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	July 26, 2013

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.