Form 10-Q
period 2013-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2013-10-31
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2013
Common Stock, $.01 par value per share	96,304,944 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

September 30, 2013

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and par value	Unaudited September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$281,007	$215,766
Accounts receivable	570,276	389,915
Inventories	400,295	407,039
Deferred income taxes	61,208	60,894
Other	31,648	19,324
Total current assets	1,344,434	1,092,938
Property, plant and equipment	585,355	555,924
Accumulated depreciation	(318,405)	(311,836)
Property, plant and equipment, net	266,950	244,088
Other Assets
Goodwill	790,756	666,022
Other intangibles, net	376,137	308,321
Other noncurrent assets	38,703	40,173
Total other assets	1,205,596	1,014,516
Total Assets	$2,816,980	$2,351,542
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$288,026	$248,593
Customer deposits	70,896	82,810
Accrued compensation	51,608	53,222
Accrued warranty	43,767	39,860
Current portion of long-term debt	85	43
Other accrued liabilities	87,376	128,531
Total current liabilities	541,758	553,059
Long-term debt	539,606	317,853
Accrued postretirement and pension benefits	60,304	66,388
Deferred income taxes	118,460	91,176
Accrued warranty	18,517	18,352
Other long-term liabilities	21,286	22,697
Total liabilities	1,299,931	1,069,525
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 200,000,000 shares authorized: 132,349,534 shares issued and 96,304,944 and 95,407,368 outstanding at September 30, 2013 and December 31, 2012, respectively	1,323	1,323
Additional paid-in capital	402,527	381,348
Treasury stock, at cost, 36,044,590 and 36,942,166 shares, at September 30, 2013 and December 31, 2012, respectively	(345,603)	(349,388)
Retained earnings	1,506,505	1,297,111
Accumulated other comprehensive loss	(52,079)	(53,564)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	1,512,673	1,276,830
Non-controlling interest	4,376	5,187
Total shareholders’ equity	1,517,049	1,282,017
Total Liabilities and Shareholders’ Equity	$2,816,980	$2,351,542

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
In thousands, except per share data	2013	2012	2013	2012
Net sales	$631,398	$587,593	$1,884,910	$1,780,722
Cost of sales	(443,265)	(416,314)	(1,321,008)	(1,266,635)
Gross profit	188,133	171,279	563,902	514,087
Selling, general and administrative expense	(63,402)	(59,743)	(191,576)	(180,935)
Engineering expense	(10,921)	(10,753)	(33,535)	(31,047)
Amortization expense	(3,939)	(3,941)	(12,699)	(10,288)
Total operating expenses	(78,262)	(74,437)	(237,810)	(222,270)
Income from operations	109,871	96,842	326,092	291,817
Other income and expenses
Interest expense, net	(3,829)	(3,070)	(10,714)	(10,303)
Other income (expense) , net	(1,658)	(1,393)	(1,833)	(1,284)
Income from operations before income taxes	104,384	92,379	313,545	280,230
Income tax expense	(30,441)	(29,385)	(95,351)	(93,263)
Net income attributable to Wabtec shareholders	$73,943	$62,994	$218,194	$186,967
Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.77	$0.66	$2.28	$1.95
Diluted
Net income attributable to Wabtec shareholders	$0.76	$0.65	$2.25	$1.93
Weighted average shares outstanding
Basic	95,848	95,286	95,383	95,464
Diluted	97,174	96,542	96,754	96,720

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
In thousands	2013	2012	2013	2012
Net income attributable to Wabtec shareholders	$73,943	$62,994	$218,194	$186,967
Foreign currency translation gain (loss)	34,179	11,916	(2,799)	6,298
Unrealized (loss) gain on interest rate swap contracts	(411)	(903)	599	(3,064)
Pension benefit plans and post-retirement benefit plans	1,341	(128)	6,746	2,158
Other comprehensive income before tax	35,109	10,885	4,546	5,392
Income tax (expense) benefit related to components of other comprehensive income	(1,075)	333	(3,061)	425
Other comprehensive income, net of tax	34,034	11,218	1,485	5,817
Comprehensive income attributable to Wabtec shareholders	$107,977	$74,212	$219,679	$192,784

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
In thousands	2013	2012
Operating Activities
Net income attributable to Wabtec shareholders	$218,194	$186,967
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	37,135	31,488
Stock-based compensation expense	17,596	15,007
(Gain) loss on disposal of property, plant and equipment	(641)	674
Excess income tax benefits from exercise of stock options	(9,445)	(2,518)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(167,175)	(71,430)
Inventories	29,025	(26,599)
Accounts payable	23,542	(18,569)
Accrued income taxes	(2,032)	(17,378)
Accrued liabilities and customer deposits	(45,407)	37,700
Other assets and liabilities	(15,796)	(21,817)
Net cash provided by operating activities	84,996	113,525
Investing Activities
Purchase of property, plant and equipment	(23,595)	(24,694)
Proceeds from disposal of property, plant and equipment	6,168	931
Acquisitions of business, net of cash acquired	(222,058)	(102,304)
Net cash used for investing activities	(239,485)	(126,067)
Financing Activities
Proceeds from debt	868,538	211,000
Payments of debt	(649,359)	(173,992)
Proceeds from exercise of stock options and other benefit plans	4,736	3,021
Excess income tax benefits from exercise of stock options	9,445	2,518
Stock repurchase	(5,486)	(27,997)
Cash dividends ($0.09 and $0.06 per share for the nine months ended September 30, 2013 and 2012, respectively)	(8,800)	(5,256)
Net cash provided by financing activities	219,074	9,294
Effect of changes in currency exchange rates	656	(312)
Increase (decrease) in cash	65,241	(3,560)
Cash, beginning of year	215,766	285,615
Cash, end of period	$281,007	$282,055

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first nine months of 2013, about 49% of the Company’s revenues came from customers outside the U.S.

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

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $213.5 million and $97.1 million, customer deposits were $70.9 million and $82.8 million, and provisions for loss contracts were $13.8 million and $14.2 million at September 30, 2013 and December 31, 2012, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $17.8 million and $20.5 million at September 30, 2013 and December 31, 2012, respectively.

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

Financial Derivatives and Hedging Activities The Company has periodically entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counter-party to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At September 30, 2013, the Company had no material foreign currency forward contracts.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. Effective July 31, 2013, with a termination date of November 7, 2016, this interest rate swap agreement converts a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that the interest rate swap agreement qualifies for special cash flow hedge accounting which requires the recording of the fair value of the interest rate swap agreement and permits the corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. As of September 30, 2013, the Company has recorded a current liability of $3.3million and a corresponding offset in accumulated other comprehensive loss of $2.0 million, net of tax, related to this agreement.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other income (expense), net were $1.0 million and $2.9 million for the three and nine months ended September 30, 2013, respectively. Foreign exchange transaction losses recognized in other income (expense), net were $1.4 million and $0.4 million for the three and nine months ended September 30, 2012, respectively.

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. Net income attributable to non-controlling interests for the three and nine months ended September 30, 2013 and 2012 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2013 are as follows:

In thousands	Foreign currency translation	Interest rate swap contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2012	$11,981	$(2,459)	$(63,086)	$(53,564)
Other comprehensive income before reclassifications	(2,799)	335	1,188	(1,276)
Amounts reclassified from accumulated other comprehensive income	—	13	2,748	2,761
Net current period other comprehensive income	(2,799)	348	3,936	1,485
Balance at September 30, 2013	$9,182	$(2,111)	$(59,150)	$(52,079)

Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2013 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(672)	Cost of sales
Amortization of net loss	1,832	Cost of sales
	1,160	Income from Operations
	(371)	Income tax expense
	$789	Net income

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2013 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(1,896)	Cost of sales
Amortization of net loss	5,878	Cost of sales
	3,982	Income from Operations
	(1,234)	Income tax expense
	$2,748	Net income

3. ACQUISITIONS

The Company has made the following acquisitions within the Transit Segment:

•

On October 1, 2012, the Company acquired LH Group (“LH”), a UK-based provider of maintenance and overhaul services for the passenger transit market, for a net purchase price of approximately $48.1 million, net of cash, resulting in preliminary goodwill of $20.1 million, none of which will be deductible for tax purposes.

•

On July 13, 2012, the Company acquired Tec Tran Corp. and its affiliates (“Tec Tran”), the only U.S.-owned manufacturer of hydraulic braking systems for transit cars, based in North Carolina, for a net purchase price of approximately $8.3 million, net of cash, resulting in additional goodwill of $1.7 million, which will be deductible for tax purposes.

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

The Company has made the following acquisitions within the Freight Segment:

•

On September 24, 2013, the Company acquired Longwood Industries, Inc (“Longwood”), a manufacturer of specialty rubber products for transportation, oil and gas, and industrial markets, for a net purchase price of approximately $83.9 million, net of cash, resulting in preliminary goodwill of $41.5 million, none of which will be deductible for tax purposes.

•

On July 30, 2013, the Company acquired Turbonetics Holdings, Inc (“Turbonetics”), a manufacturer of turbochargers and related components for various industrial markets, for a net purchase price of approximately $23.1 million, net of cash, resulting in preliminary goodwill of $6.9 million, none of which will be deductible for tax purposes.

•

On February 26, 2013, the Company acquired Transdyne (“Transdyne”), a distributor of wear-protection components and other hardware used primarily on railroad freight cars, for a net purchase price of approximately $2.4 million, net of cash, resulting in preliminary goodwill of $0.5 million, which will be deductible for tax purposes.

•

On January 31, 2013, the Company acquired Napier Turbochargers Ltd. (“Napier”), a UK-based provider of turbochargers and related parts for the worldwide power generation and marine markets, for a net purchase price of approximately $112.3 million, net of cash, resulting in preliminary goodwill of $68.4 million, none of which will be deductible for tax purposes.

•

On July 31, 2012, the Company acquired Winco Equipamentos Ferroviarios Ltda. (“Winco”), an established marketing and sales company and provider of freight car components with capabilities including value-added engineering and assembly, service, technical support and logistics, based in Brazil, for an initial net payment of approximately $3.7 million, net of cash, resulting in additional goodwill of $3.8 million, none of which will be deductible for tax purposes. In addition to the $3.7 million, the purchase agreement includes contingent consideration to be paid in future periods based on the achievement of certain financial results.

The acquisitions listed above include escrow deposits of $20.8 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

For the Longwood, Turbonetics, Transdyne, LH, and Napier acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  For the Winco, Tec Tran and Mors Smitt acquisition, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Longwood	Turbonetics	Transdyne	Napier	LH	Winco	Tec Tran	Mors Smitt
In thousands	September 24, 2013	July 30, 2013	February 26, 2013	January 31, 2013	October 1, 2012	July 31, 2012	July 13, 2012	June 14, 2012
Current assets	$19,632	$5,550	$1,062	$15,934	$19,126	$1,584	$1,955	$23,649
Property, plant & equipment	14,838	996	83	9,184	5,874	47	116	10,389
Goodwill and other intangible assets	73,013	18,088	1,485	106,373	38,712	6,471	6,717	79,730
Other assets	187	—	—	—	—	1,825	—	944
Total assets acquired	107,670	24,634	2,630	131,491	63,712	9,927	8,788	114,712
Total liabilities assumed	(23,807)	(1,510)	(228)	(19,150)	(15,592)	(6,271)	(470)	(24,724)
Net assets acquired	$83,863	$23,124	$2,402	$112,341	$48,120	$3,656	$8,318	$89,988

The total goodwill and other intangible assets for acquisitions listed in the table above was $330.5 million, of which $185.8 million and $144.7 million was related to goodwill and other intangible assets, respectively.  Of the allocation of $144.7 million of acquired intangible assets for the companies listed in the above table exclusive of goodwill, $107.4 million was assigned to customer relationships, $27.6 million was assigned to trade names, $4.7 million was assigned to patents, $0.6 million was assigned to non-compete agreements, $0.8 million was assigned to favorable leasehold interest and $3.6 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life, while the customer relationships’ average useful life is 20 years, the patents’ useful life is twelve years, the favorable leasehold interest useful life is five years and the non-compete agreements average useful life is two years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2012:

In thousands	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net sales	$647,832	$640,557	$1,947,935	$1,980,752
Gross profit	190,556	185,138	577,014	570,790
Net income attributable to Wabtec shareholders	74,496	68,077	222,999	206,059
Diluted earnings per share
As Reported	$0.76	$0.65	$2.25	$1.93
Pro forma	$0.76	$0.70	$2.30	$2.12

4. INVENTORIES

The components of inventory, net of reserves, were:

In thousands	September 30, 2013	December 31, 2012
Raw materials	$167,792	$186,341
Work-in-process	135,530	129,605
Finished goods	96,973	91,093
Total inventories	$400,295	$407,039

5. INTANGIBLES

The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2013 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2012	$397,184	$268,838	$666,022
Acquisitions	123,431	—	123,431
Adjustments to preliminary purchase allocation	(891)	1,269	378
Foreign currency impact	(2,262)	3,187	925
Balance at September 30, 2013	$517,462	$273,294	$790,756

As of September 30, 2013 and December 31, 2012, the Company’s trademarks had a net carrying amount of $144.0 million and $131.3 million, respectively, and the Company believes these intangibles have an indefinite life.

Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	September 30, 2013	December 31, 2012
Patents and other, net of accumulated amortization of $36,947 and $35,556	$13,995	$11,835
Customer relationships, net of accumulated amortization of $40,911 and $31,572	218,169	165,160
Total	$232,164	$176,995

The weighted average remaining useful life of patents, customer relationships and intellectual property were nine years, 17 years and 16 years, respectively. Amortization expense for intangible assets was $3.9 million and $12.7 million for the three and nine months ended September 30, 2013, respectively, and $3.9 million and $10.3 million for the three and nine months ended September 30, 2012, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

Remainder of 2013	$4,657
2014	17,416
2015	16,211
2016	16,059
2017	14,534

6. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2013	December 31, 2012
4.375% Senior Notes, due 2023	$250,000	$—
6.875% Senior Notes, due 2013	—	150,000
Revolving Credit Facility	289,000	167,000
Capital Leases	691	896
Total	539,691	317,896
Less—current portion	85	43
Long-term portion	$539,606	$317,853

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the Company with a $600 million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility expires on November 7, 2016. The 2011 Refinancing Credit Agreement borrowings bear variable interest rates indexed to the indices described below. At September 30, 2013, the Company had available bank borrowing capacity, net of $60.1 million of letters of credit, of approximately $250.9 million, subject to certain financial covenant restrictions.

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

At September 30, 2013 the weighted average interest rate on the Company’s variable rate debt was 1.19%. On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement was July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

4.375% Senior Notes Due August 2023

In August 2013, the Company issued $250.0 million of Senior Notes due in 2023 (“the 2013 Notes”).  The 2013 Notes were issued at 99.879% of face value.  Interest on the 2013 Notes accrues at a rate of 4.375% per annum and is payable semi-annually on February 15 and August 15 of each year.  The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.  The principal balance is due in full at maturity.  The Company incurred $2.6 million of deferred financing costs related to the issuance.

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

6.875% Senior Notes Due July 31, 2013

In August 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the 2003 Notes”). The 2003 Notes were issued at par. Interest on the 2003 Notes accrued at a rate of 6.875% per annum and was payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The Company paid off the 2003 Notes, which matured on July 31, 2013 utilizing available capacity under the 2011 Refinancing Credit Agreement.

7. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German, and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.

The Company uses a December 31 measurement date for the plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2013	2012	2013	2012
Net periodic benefit cost
Service cost	$111	$94	$505	$493
Interest cost	490	501	1,651	1,773
Expected return on plan assets	(752)	(771)	(2,087)	(2,035)
Net amortization/deferrals	753	659	849	681
Settlement loss recognized	—	—	166	844
Net periodic benefit cost	$602	$483	$1,084	$1,756
Assumptions
Discount rate	3.90%	4.30%	4.30%	4.96%
Expected long-term rate of return	7.50%	7.50%	6.09%	6.12%
Rate of compensation increase	3.00%	3.00%	3.10%	3.21%
	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2013	2012	2013	2012
Net periodic benefit cost
Service cost	$323	$285	$1,524	$1,479
Interest cost	1,472	1,585	4,984	5,309
Expected return on plan assets	(2,232)	(2,321)	(6,304)	(6,085)
Net amortization/deferrals	2,431	2,272	2,570	2,032
Settlement loss recognized	—	—	166	1,137
Net periodic benefit cost	$1,994	$1,821	$2,940	$3,872
Assumptions
Discount rate	3.90%	4.30%	4.30%	4.96%
Expected long-term rate of return	7.50%	7.50%	6.09%	6.12%
Rate of compensation increase	3.00%	3.00%	3.10%	3.21%

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

The Company uses a December 31 measurement date for all post retirement plans.

The following tables provide information regarding the Company’s post retirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three months ended September 30,		Three months ended September 30,
In thousands, except percentages	2013	2012	2013	2012
Net periodic benefit cost
Service cost	$22	$(1)	$12	$11
Interest cost	192	339	42	51
Net amortization/deferrals	(367)	(212)	(75)	(83)
Net periodic benefit (credit) cost	$(153)	$126	$(21)	$(21)
Assumptions
Discount rate	3.90%	4.30%	4.30%	5.15%

	U.S.		International
	Nine months ended September 30,		Nine months ended September 30,
In thousands, except percentages	2013	2012	2013	2012
Net periodic benefit cost
Service cost	$36	$18	$36	$33
Interest cost	834	1,040	129	151
Net amortization/deferrals	(791)	(613)	(228)	(247)
Net periodic benefit (credit) cost	$79	$445	$(63)	$(63)
Assumptions
Discount rate	3.90%	4.30%	4.30%	5.15%

8. STOCK-BASED COMPENSATION

As of September 30, 2013, the Company maintains employee stock-based compensation plans for stock options, restricted stock, restricted units, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 3,800,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the 2000 Plan or the Directors Plan subsequent to October 31, 2016.

Stock-based compensation expense was $17.6 million and $15.4 million for the nine months ended September 30, 2013 and 2012, respectively. Included in the stock-based compensation expense for the nine months ended September 30, 2013 above is $1.7 million of expense related to stock options, $3.9 million related to restricted stock, $1.3 million related to restricted units, $10.0 million related to incentive stock awards and $0.7 million related to awards issued for Directors’ fees. At September 30, 2013, unamortized compensation expense related to stock options, restricted stock, restricted units and incentive stock awards expected to vest totaled $25.9 million and will be recognized over a weighted average period of 1.4 years.

Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the nine months ended September 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	1,465,678	$20.24	6.3	$34,487
Granted	116,392	48.29		1,661
Exercised	(325,552)	14.55		(15,630)
Canceled	(1,138)	46.91		(18)
Outstanding at September 30, 2013	1,255,380	$24.32	6.3	$48,009
Exercisable at September 30, 2013	819,483	$18.83	5.5	$35,834

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2013	2012
Dividend yield	.21%	.23%
Risk-free interest rate	1.38%	1.35%
Stock price volatility	43.8%	44.95%
Expected life (years)	5.0	5.0

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2013, the Company estimates that it will achieve 200%, 168% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2013, 2014, and 2015, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and unit activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the nine months ended September 30, 2013:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	546,773	1,329,078	$26.69
Granted	172,887	200,090	48.56
Vested	(204,494)	(570,918)	20.86
Adjustment for incentive stock awards expected to vest	—	110,608	34.97
Canceled	(1,288)	(6,350)	20.50
Outstanding at September 30, 2013	513,878	1,062,508	$35.34

9. INCOME TAXES

The overall effective income tax rate was 29.2% and 30.4% for the three and nine months ended September 30, 2013, respectively, and 31.8% and 33.3% for the three and nine months ended September 30, 2012, respectively. For the three months ended September 30, 2013, the decrease in the effective rate is primarily due to a benefit recorded for the enacted reduction of a foreign statutory tax rate. For the nine months ended September 30, 2013, the effective rate also includes benefits for the retroactive extension of the R&D tax credit and an increase in foreign income taxed at a lower statutory rates.

As of September 30, 2013, the liability for income taxes associated with uncertain tax positions is $10.9 million, of which $4.1 million, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2012 the liability associated with uncertain tax positions was $11.3 million, of which $3.7 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013 and December 31, 2012 the total accrued interest and penalties are $2.5 million and $1.4 million, respectively.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $1.6 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.  With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2011.

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,
In thousands, except per share	2013	2012
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$73,943	$62,994
Less: dividends declared—common shares and non-vested restricted stock	(4,003)	(2,376)
Undistributed earnings	69,940	60,618
Percentage allocated to common shareholders(1)	99.6%	99.5%
	69,660	60,315
Add: dividends declared—common shares	3,986	2,370
Numerator for basic and diluted earnings per common share	$73,646	$62,685
Denominator
Denominator for basic earnings per common share—weighted-average shares	95,848	95,286
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,326	1,256
Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	97,174	96,542
Net income per common share attributable to Wabtec shareholders
Basic	$0.77	$0.66
Diluted	$0.76	$0.65

(1) Basic weighted-average common shares outstanding
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	95,848	95,286
Percentage allocated to common shareholders	96,273	95,772
	99.6%	99.5%

	Nine Months Ended September 30,
In thousands, except per share	2013	2012
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$218,194	$186,967
Less: dividends declared—common shares and non-vested restricted stock	(8,799)	(5,256)
Undistributed earnings	209,395	181,711
Percentage allocated to common shareholders(1)	99.5%	99.5%
	208,348	180,802
Add: dividends declared—common shares	8,757	5,243
Numerator for basic and diluted earnings per common share	$217,105	$186,045
Denominator
Denominator for basic earnings per common share—weighted-average shares	95,383	95,464
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,371	1,256
Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	96,754	96,720
Net income per common share attributable to Wabtec shareholders
Basic	$2.28	$1.95
Diluted	$2.25	$1.93

(1) Basic weighted-average common shares outstanding	95,383	95,464
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	95,850	95,977
Percentage allocated to common shareholders	99.5%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Nine Months Ended September 30,
In thousands	2013	2012
Balance at December 31, 2012 and 2011, respectively	$58,212	$50,640
Warranty expense	18,677	18,298
Acquisitions	2,244	494
Warranty claim payments	(16,740)	(11,971)
Foreign currency impact/other	(109)	36
Balance at September 30, 2013 and 2012, respectively	$62,284	$57,497

12. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2013, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

	Total Carrying Value at September 30, 2013	Fair Value Measurements at September 30, 2013 Using
In thousands		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreement	3,343	—	3,343	—
Total	$3,343	$—	$3,343	$—

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

The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at September 30, 2013 and December 31, 2012. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. The 2013 Notes and the 2003 Notes are considered Level 2 based on the fair value valuation hierarchy.

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	September 30, 2013		December 31, 2012
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swap agreement	$3,343	$3,343	$4,070	$4,070
4.375% Senior Notes	250,000	249,698	—	—
6.875% Senior Notes	—	—	150,000	154,125

The fair value of the Company’s interest rate swap agreement, the 2013 Notes and the 2003 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

13. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in Note 18 therein, filed on February 22, 2013. During the first nine months for 2013, there were no material changes to the information described in the Form 10-K, except as regarding the disclosure related to the claim by Faiveley Transport USA.  The Faiveley plaintiffs agreed to reduce the damage award to $15.0 million, plus interest, in lieu of a new trial on damages.  In accordance with the decision entered by the appellete court, Wabtec paid the Faiveley plaintiffs a total of approximately $15.8 million, and the case is closed.

The Company is also subject to litigation from time to time arising out of its operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in Note 18 therein, filed on February 22, 2013. During the first nine months of 2013, there were no material changes to the information described in the Form 10-K.

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

Segment financial information for the three months ended September 30, 2013 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$340,533	$290,865	$—	$631,398
Intersegment sales/(elimination)	5,410	2,642	(8,052)	—
Total sales	$345,943	$293,507	$(8,052)	$631,398
Income (loss) from operations	$77,299	$36,335	$(3,763)	$109,871
Interest expense and other, net	—	—	(5,487)	(5,487)
Income (loss) from operations before income taxes	$77,299	$36,335	$(9,250)	$104,384

Segment financial information for the three months ended September 30, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$354,659	$232,934	$—	$587,593
Intersegment sales/(elimination)	5,662	3,231	(8,893)	—
Total sales	$360,321	$236,165	$(8,893)	$587,593
Income (loss) from operations	$75,702	$24,385	$(3,245)	$96,842
Interest expense and other, net	—	—	(4,463)	(4,463)
Income (loss) from operations before income taxes	$75,702	$24,385	$(7,708)	$92,379

Segment financial information for the nine months ended September 30, 2013 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,009,069	$875,841	$—	$1,884,910
Intersegment sales/(elimination)	20,384	5,407	(25,791)	—
Total sales	$1,029,453	$881,248	$(25,791)	$1,884,910
Income (loss) from operations	$225,734	$110,809	$(10,451)	$326,092
Interest expense and other, net	—	—	(12,547)	(12,547)
Income (loss) from operations before income taxes	$225,734	$110,809	$(22,998)	$313,545

Segment financial information for the nine months ended September 30, 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,159,653	$621,069	$—	$1,780,722
Intersegment sales/(elimination)	17,214	8,659	(25,873)	—
Total sales	$1,176,867	$629,728	$(25,873)	$1,780,722
Income (loss) from operations	$234,734	$68,934	$(11,851)	$291,817
Interest expense and other, net	—	—	(11,587)	(11,587)
Income (loss) from operations before income taxes	$234,734	$68,934	$(23,438)	$280,230

Sales by product are as follows:

	Three Months Ended September 30,
In thousands	2013	2012
Specialty Products & Electronics	$276,482	$264,094
Brake Products	137,189	129,597
Remanufacturing, Overhaul & Build	148,970	127,027
Other Transit Products	50,270	49,141
Other	18,487	17,734
Total sales	$631,398	$587,593

Sales by product are as follows:

	Nine Months Ended September 30,
In thousands	2013	2012
Specialty Products & Electronics	$799,850	$841,382
Brake Products	417,921	386,640
Remanufacturing, Overhaul & Build	453,763	348,252
Other Transit Products	153,698	149,941
Other	59,678	54,507
Total sales	$1,884,910	$1,780,722

15. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

Effective August 2003, the Company issued $150 million of Senior Notes due in 2013 (“the 2003 Notes”). The Company paid off the 2003 Notes, which matured on July 31, 2013 and subsequently issued $250.0 million of Senior Notes due in 2023 (“the 2013 Notes”). The obligations under the 2003 Notes are fully and unconditionally guaranteed by all U.S. subsidiaries as guarantors. The obligations under the 2013 Notes are not guaranteed by any of our subsidiaries.  In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.

Balance Sheet as of September 30, 2013:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$45,257	$6,538	$229,212	$—	$281,007
Accounts receivable	300	357,233	212,743	—	570,276
Inventories	—	258,651	141,644	—	400,295
Other current assets	69,851	8,387	14,618	—	92,856
Total current assets	115,408	630,809	598,217	—	1,344,434
Property, plant and equipment	5,462	144,612	116,876	—	266,950
Goodwill	7,980	457,591	325,185	—	790,756
Investment in subsidiaries	3,711,564	391,820	—	(4,103,384)	—
Other intangibles	—	206,964	169,173	—	376,137
Other long term assets	(7,282)	(1,396)	47,381	—	38,703
Total Assets	$3,833,132	$1,830,400	$1,256,832	$(4,103,384)	$2,816,980
Current liabilities	$15,780	$348,286	$177,692	$—	$541,758
Inter-company	1,692,557	(1,784,172)	91,615	—	—
Long-term debt	539,000	238	368	—	539,606
Other long term liabilities	68,746	50,279	99,542	—	218,567
Total liabilities	2,316,083	(1,385,369)	369,217	—	1,299,931
Stockholders’ equity	1,517,049	3,215,769	887,615	(4,103,384)	1,517,049
Total Liabilities and Stockholders’ Equity	$3,833,132	$1,830,400	$1,256,832	$(4,103,384)	$2,816,980

Balance Sheet as of December 31, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$22,335	$5,473	$187,958	$—	$215,766
Accounts receivable	1,210	213,895	174,810	—	389,915
Inventories	—	278,610	128,429	—	407,039
Other current assets	63,496	5,400	11,322	—	80,218
Total current assets	87,041	503,378	502,519	—	1,092,938
Property, plant and equipment, net	4,685	127,165	112,238	—	244,088
Goodwill	7,980	402,510	255,532	—	666,022
Investment in subsidiaries	3,146,931	279,731	—	(3,426,662)	—
Other intangibles, net	—	169,374	138,947	—	308,321
Other long term assets	(10,491)	4,309	46,355	—	40,173
Total Assets	$3,236,146	$1,486,467	$1,055,591	$(3,426,662)	$2,351,542
Current liabilities	$64,404	$321,675	$166,980	$—	$553,059
Intercompany	1,506,541	(1,598,419)	91,878	—	—
Long-term debt	317,000	168	685	—	317,853
Other long term liabilities	66,184	37,845	94,584	—	198,613
Total liabilities	1,954,129	(1,238,731)	354,127	—	1,069,525
Stockholders’ equity	1,282,017	2,725,198	701,464	(3,426,662)	1,282,017
Total Liabilities and Stockholders’ Equity	$3,236,146	$1,486,467	$1,055,591	$(3,426,662)	$2,351,542

Income Statement for the Three Months Ended September 30, 2013:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$419,641	$258,182	$(46,425)	$631,398
Cost of sales	991	(265,497)	(201,575)	22,816	(443,265)
Gross profit	991	154,144	56,607	(23,609)	188,133
Operating expenses	(14,801)	(37,427)	(26,034)	—	(78,262)
Operating (loss) profit	(13,810)	116,717	30,573	(23,609)	109,871
Interest (expense) income, net	(5,564)	1,430	305	—	(3,829)
Other income (expense), net	6,866	(338)	(8,186)	—	(1,658)
Equity earnings	105,054	29,333	—	(134,387)	—
Income (loss) from operations before income tax	92,546	147,142	22,692	(157,996)	104,384
Income tax expense	(18,603)	(3,242)	(8,596)	—	(30,441)
Net income (loss) attributable to Wabtec shareholders	$73,943	$143,900	$14,096	$(157,996)	$73,943
Comprehensive income (loss) attributable to Wabtec shareholders	$107,977	$143,900	$48,386	$(192,286)	$107,977

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Three Months Ended September 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$405,624	$219,621	$(37,652)	$587,593
Cost of sales	(428)	(264,211)	(169,652)	17,977	(416,314)
Gross (loss) profit	(428)	141,413	49,969	(19,675)	171,279
Operating expenses	(14,584)	(37,786)	(22,067)	—	(74,437)
Operating (loss) profit	(15,012)	103,627	27,902	(19,675)	96,842
Interest (expense) income, net	(5,459)	3,305	(916)	—	(3,070)
Other income (expense), net	100	(860)	(633)	—	(1,393)
Equity earnings	102,624	24,971	—	(127,595)	—
Income (loss) from operations before income tax	82,253	131,043	26,353	(147,270)	92,379
Income tax expense	(19,259)	(3,428)	(6,698)	—	(29,385)
Net income (loss) attributable to Wabtec shareholders	$62,994	$127,615	$19,655	$(147,270)	$62,994
Comprehensive income (loss) attributable to Wabtec shareholders	$74,212	$127,615	$31,571	$(159, 186)	$74,212

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Nine Months Ended September 30, 2013:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$1,273,676	$755,652	$(144,418)	$1,884,910
Cost of sales	2,092	(798,353)	(592,119)	67,372	(1,321,008)
Gross profit	2,092	475,323	163,533	(77,046)	563,902
Operating expenses	(42,510)	(115,300)	(80,000)	—	(237,810)
Operating (loss) profit	(40,418)	360,023	83,533	(77,046)	326,092
Interest (expense) income, net	(15,408)	4,261	433	—	(10,714)
Other income (expense), net	20,533	(3,624)	(18,742)	—	(1,833)
Equity earnings	318,899	73,927	—	(392,826)	—
Income (loss) from operations before income tax	283,606	434,587	65,224	(469,872)	313,545
Income tax expense	(65,412)	(10,023)	(19,916)	—	(95,351)
Net income (loss) attributable to Wabtec shareholders	$218,194	$424,564	$45,308	$(469,872)	$218,194
Comprehensive income (loss) attributable to Wabtec shareholders	$219,679	$424,564	$42,417	$(466,981)	$219,679

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Income Statement for the Nine Months Ended September 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination(1)	Consolidated
Net sales	$—	$1,251,666	$653,230	$(124,174)	$1,780,722
Cost of sales	(776)	(810,101)	(507,413)	51,655	(1,266,635)
Gross profit	(776)	441,565	145,817	(72,519)	514,087
Operating expenses	(47,356)	(115,649)	(59,265)	—	(222,270)
Operating (loss) profit	(48,132)	325,916	86,552	(72,519)	291,817
Interest (expense) income, net	(16,291)	5,489	499	—	(10,303)
Other income (expense), net	8,221	(6,954)	(2,551)	—	(1,284)
Equity earnings	304,263	61,931	—	(366,194)	—
Income (loss) from operations before income tax	248,061	386,382	84,500	(438,713)	280,230
Income tax expense	(61,094)	(10,239)	(21,930)	—	(93,263)
Net income (loss) attributable to Wabtec shareholders	$186,967	$376,143	$62,570	$(438,713)	$186,967
Comprehensive income (loss) attributable to Wabtec shareholders	$192,784	$376,143	$68,868	$(445,011)	$192,784

(1)	Includes elimination of gross profit realized with certain intercompany transactions between Guarantor and Non-Guarantor subsidiaries.

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2013:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(192,400)	$544,359	$202,909	$(469,872)	$84,996
Net cash used for investing activities	(4,011)	(118,808)	(116,666)	—	(239,485)
Net cash provided by (used for) financing activities	219,333	(424,486)	(45,645)	469,872	219,074
Effect of changes in currency exchange rates	—	—	656	—	656
Increase in cash	22,922	1,065	41,254	—	65,241
Cash, beginning of year	22,335	5,473	187,958	—	215,766
Cash, end of period	$45,257	$6,538	$229,212	$—	$281,007

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2012:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(4,856)	$390,163	$166,931	$(438,713)	$113,525
Net cash used for investing activities	(3,841)	(22,366)	(99,860)	—	(126,067)
Net cash provided by (used for) financing activities	9,286	(376,199)	(62,506)	438,713	9,294
Effect of changes in currency exchange rates	—	—	(312)	—	(312)
Increase (decrease) in cash	589	(8,402)	4,253	—	(3,560)
Cash, beginning of year	75,621	14,024	195,970	—	285,615
Cash, end of period	$76,210	$5,622	$200,223	$—	$282,055

16. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2013	2012	2013	2012
Foreign currency loss	$(1,002)	$(1,468)	$(2,933)	$(427)
Other miscellaneous income (expense)	(656)	75	1,100	(857)
Total other income (expense), net	$(1,658)	$(1,393)	$(1,833)	$(1,284)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first nine months of 2013, about 49% of the Company’s revenues came from customers outside the U.S.

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

In North America, the AAR compiles freight rail industry statistics such as carloadings, generally referred to as “rail traffic,” and the Railway Supply Institute (RSI) releases data on freight car orders, deliveries, and backlog. Through October 12, 2013 carloadings in North America increased 1.6%, including a 3.7% increase in intermodal traffic. According to the RSI, in the third quarter of 2013, the industry multi-year backlog of freight cars on order increased to about 74,000, the highest since the fourth quarter of 2007. In 2013, with some carbuilders already at capacity, we expect deliveries of new locomotives and new freight cars to be slightly lower than in 2012. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.

The American Public Transportation Association (APTA) provides quarterly transit ridership statistics for the U.S. and Canada. In its most recent report, APTA said second quarter 2013 ridership increased 1.2% in the U.S. and 1.0% in Canada. In 2012, the U.S. Congress passed a new, two-year transportation funding bill, which maintained transit spending at about the same level, about $10.7 billion, as in prior years. Spending in 2013 is expected to remain at about the same level. The Company also expects deliveries of new subway cars and buses in 2013 to remain about the same as in 2012.

In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. The railroads and commuter rail authorities have said they cannot complete full implementation by the deadline.  In 2012, the U.S. Congress discussed extending the deadline but did not do so. An extension of the deadline could affect the rate of industry spending on this technology. Wabtec’s PTC revenue was about $170 million for the nine months ended September 30, 2013.

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

Current conditions in these international markets vary based on general economic factors and specific freight rail and passenger transit drivers, as mentioned above. In its most recent quarterly data, the Office of Rail Regulation in the U.K. reported an increase in passenger ridership of 7.3% and a 3.7% increase in freight moved. In Germany, the government statistics bureau reported an increase of 0.4% for bus and rail ridership in the first half of 2013, and a decrease in rail freight transport of 1.1% for the same period. In France, SNCF, the country’s largest rail system operator, had a 0.6% decrease in regional train ridership in the first half of 2013. Brazil’s National Association of Rail Transport reported a 1.3% increase in freight rail traffic in 2012, and a 6.6% increase in spending on new infrastructure and equipment. In China, spending on rolling stock increased about 3% in 2012, and earlier this year the government established China Railway Corp. to manage its rail system. Russian Railways announced an increase of 4.4% in passenger ridership in the first nine months of 2013 compared to the year-ago period, and a decrease of 3.0% in freight tons loaded.

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

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Net sales	$631.4	$587.6	$1,884.9	$1,780.7
Cost of sales	(443.3)	(416.3)	(1,321.0)	(1,266.6)
Gross profit	188.1	171.3	563.9	514.1
Selling, general and administrative expenses	(63.4)	(59.8)	(191.6)	(180.9)
Engineering expenses	(10.9)	(10.8)	(33.5)	(31.1)
Amortization expense	(3.9)	(3.9)	(12.7)	(10.3)
Total operating expenses	(78.2)	(74.5)	(237.8)	(222.3)
Income from operations	109.9	96.8	326.1	291.8
Interest expense, net	(3.8)	(3.0)	(10.7)	(10.3)
Other income (expense), net	(1.7)	(1.4)	(1.8)	(1.3)
Income from operations before income taxes	104.4	92.4	313.6	280.2
Income tax expense	(30.4)	(29.4)	(95.4)	(93.2)
Net income attributable to Wabtec shareholders	$74.0	$63.0	$218.2	$187.0

THIRD QUARTER 2013 COMPARED TO THIRD QUARTER 2012

The following table summarizes the results of operations for the period:

	Three months ended September 30,
In thousands	2013	2012	Percent Change
Freight Segment	$340,533	$354,659	(4.0)%
Transit Segment	290,865	232,934	24.9%
Net sales	631,398	587,593	7.5%
Income from operations	109,871	96,842	13.5%
Net income attributable to Wabtec shareholders	$73,943	$62,994	17.4%

The following table shows the major components of the change in sales in the third quarter of 2013 from the third quarter of 2012:

In thousands	Freight Segment	Transit Segment	Total
Third Quarter 2012 Net Sales	$354,659	$232,934	$587,593
Acquisitions	14,828	20,017	34,845
Change in Sales by Product Line:
Brake Products	(2,157)	10,491	8,334
Specialty Products & Electronics	(5,774)	10,821	5,047
Other Transit Products	—	937	937
Remanufacturing, Overhaul & Build	(13,219)	13,201	(18)
Other	477	446	923
Foreign Exchange	(8,281)	2,018	(6,263)
Third Quarter 2013 Net Sales	$340,533	$290,865	$631,398

Net sales increased by $43.8 million to $631.4 million from $587.6 million for the three months ended September 30, 2013 and 2012, respectively. The increase is due to sales from acquisitions of $34.8 million; $8.3 million for Brake Products sales due to higher demand for aftermarket brakes from certain transit authorities; and $5.0 million for Specialty Products and Electronics sales from higher demand for transit original equipment electronic products.  Company net sales decreased $6.3 million and income from operations decreased $0.9 million due to unfavorable effects of foreign exchange. Net income for the three months ended September 30, 2013 was $74.0 million or $0.76 per diluted share. Net income for the three months ended September 30, 2012 was $63.0 million or $0.65 per diluted share. Net income increased due to higher sales volume and a decrease in the effective income tax rate discussed below.

Freight Segment sales decreased by $14.1 million, or 4.0%, due to a decrease of $13.2 million for freight original equipment locomotives as contract mix shifted to transit locomotives; $5.8 million decrease for Specialty Products and Electronics sales from lower demand for freight original equipment rail products; and $2.2 million from decreased demand for original equipment brake products. These decreases were partially offset by $14.8 million in sales from acquisitions. For the Freight Segment, net sales decreased by $8.3 million due to unfavorable effects of foreign exchange.

Transit Segment sales increased by $57.9 million, or 24.9%, due to $20.0 million from acquisitions; higher sales of $13.2 million for original equipment transit locomotives as contract mix shifted from freight locomotives; $10.8 million for Specialty Products and Electronics sales from higher demand for transit original equipment electronic products; and $10.5 million from increased demand for original equipment brakes. For the Transit Segment, net sales increased by $2.0 million due to favorable effects of foreign exchange.

Cost of Sales and Gross Profit. Cost of Sales increased by $27.0 million to $443.3 million in the third quarter of 2013 compared to $416.3 million in the same period of 2012. In the third quarter of 2013, cost of sales, as a percentage of sales was 70.2% compared to 70.9% in the same period of 2012.

Raw material costs were approximately 43% as a percentage of sales in the third quarter of 2013 and 2012. Labor costs were approximately 12% as a percentage of sales in the third quarter of 2013 and 2012. Overhead costs decreased as a percentage of sales to approximately 15% in the third quarter of 2013 from approximately 16% in the same period of 2012. Freight Segment raw material costs decreased as a percentage of sales to approximately 39% in the third quarter of 2013 from 43% in the same period of 2012. Freight Segment labor costs were approximately 11% as a percentage of sales in the third quarter of 2013 and 2012, and overhead costs were approximately 15% as a percentage of sales in the third quarter of 2013 and 2012. Transit Segment raw material costs increased as a percentage of sales to approximately 47% in the third quarter of 2013 from approximately 43% in the same period of 2012. Transit Segment labor costs were approximately 13% as a percentage of sales in the third quarter of 2013 and 2012, and overhead costs decreased as a percentage of sales to approximately 17% in the third quarter of 2013 from approximately 19% in the same period of 2012. Freight Segment material costs decreased as a percentage of sales and transit material costs increased as a percentage of sales due to a shift in contract mix for original equipment locomotives from freight in the third quarter of 2012 to transit in the third quarter of 2013. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $0.4 million lower in the third quarter of 2013 compared to the same period of 2012. As a percentage of sales, warranty expense was 0.8% for the third quarter of 2013 compared to 0.9% for the same period in the previous year.

Gross profit increased to $188.1 million in the third quarter of 2013 compared to $171.3 million in the same period of 2012, due to higher sales volume and the reasons discussed above. For the third quarter of 2013, gross profit, as a percentage of sales, was 29.8% compared to 29.1%, for the third quarter of 2012.

Operating expenses The following table shows our operating expenses:

	Three months ended September 30,
In thousands	2013	2012	Percent Change
Selling, general and administrative expenses	$63,402	$59,743	6.1%
Engineering expenses	10,921	10,753	1.6%
Amortization expense	3,939	3,941	(0.1)%
Total operating expenses	$78,262	$74,437	5.1%

Selling, general, and administrative expenses increased $3.7 million in the third quarter of 2013 compared to the same period of 2012 primarily due to $3.4 million of expenses from acquisitions. Engineering expense increased by $0.2 million in the third quarter of 2013 compared to the same period of 2012 due to $0.8 million of engineering expense from acquisitions. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense remained about the same in the third quarter of 2013 compared to the same period in 2012 due to amortization of intangibles associated with acquisitions. Total operating expenses were 12.4% of sales for the third quarter of 2013 compared to 12.7% for the same period in the previous year.

The following table shows our segment operating expense:

	Three months ended September 30,
In thousands	2013	2012	Percent Change
Freight Segment	$38,004	$37,621	1.0%
Transit Segment	36,496	33,571	8.7%
Corporate	3,762	3,245	15.9%
Total operating expenses	$78,262	$74,437	5.1%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Corporate costs are allocated to the Freight and Transit Segments based on segment revenues. Certain corporate departmental expenses are not allocated.

Freight Segment operating expenses increased $0.4 million in the third quarter of 2013 compared to the same period of 2012 because of $0.9 million of incremental selling, general and administrative expense from acquisitions and $0.8 million of incremental engineering expense from acquisitions, partially offset by a $1.1 million decrease in allocated operating expenses. Freight Segment operating expenses were 11.0% and 10.4% of Freight Segment sales for the third quarter of 2013 and 2012, respectively.

Transit Segment operating expenses increased $2.9 million in the third quarter of 2013 compared to the same period of 2012 because of $2.5 million of incremental selling, general and administrative expense from acquisitions. Allocated operating expenses increased $0.4 million. Transit Segment operating expenses were 12.4% and 14.5% of Transit Segment sales for the third quarter of 2013 and 2012, respectively.

Corporate non-allocated operating expenses increased $0.5 million in the third quarter of 2013 compared to the same period of 2012.

Income from operations Income from operations totaled $109.9 million or 17.4% of sales in the third quarter of 2013 compared to $96.8 million or 16.5% of sales in the same period of 2012. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Overall interest expense, net, was comparable to the prior period.

Other income (expense), net The Company recorded foreign exchange losses of $1.0 million and $1.4 million, in the third quarter of 2013 and 2012, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 29.2% and 31.8% for the third quarter of 2013 and 2012, respectively. The decrease in the effective rate is primarily due to a benefit recorded for the enacted reduction of a foreign statutory tax rate.

Net income Net income for the third quarter of 2013 increased $11.0 million, compared with the same period of 2012. The increase in net income is due to higher sales volume and lower effective tax rate, partially offset by higher operating expenses discussed above.

FIRST NINE MONTHS OF 2013 COMPARED TO FIRST NINE MONTHS OF 2012

The following table summarizes the results of operations for the period:

	Nine months ended September 30,
	2013	2012	Percent Change
Freight Segment	$1,009,069	$1,159,653	(13.0)%
Transit Segment	875,841	621,069	41.0%
Net sales	1,884,910	1,780,722	5.9%
Income from operations	326,092	291,817	11.7%
Net income attributable to Wabtec shareholders	$218,194	$186,967	16.7%

The following table shows the major components of the change in sales in the first nine months of 2013 from the first nine months of 2012:

In thousands	Freight Segment	Transit Segment	Total
First Nine Months of 2012 Net Sales	$1,159,653	$621,069	$1,780,722
Acquisitions	39,747	85,463	125,210
Change in Sales by Product Line:
Brake Products	(18,300)	46,688	28,388
Remanufacturing, Overhaul & Build	(72,033)	95,100	23,067
Other Transit Products	—	3,420	3,420
Specialty Products & Electronics	(85,405)	21,560	(63,845)
Other	(571)	1,726	1,155
Foreign Exchange	(14,022)	815	(13,207)
First Nine Months of 2013 Net Sales	$1,009,069	$875,841	$1,884,910

Net sales increased by $104.2 million to $1,884.9 million from $1,780.7 million for the nine months ended September 30, 2013 and 2012, respectively. The increase is due to sales related to acquisitions of $125.2 million; higher Brake Products sales of $28.4 million due to higher demand for transit original equipment brakes; higher Remanufacturing, Overhaul and Build sales of $23.1 million from increased demand for transit original equipment locomotives and aftermarket services for locomotives; and an increase in Other Transit Products of $3.4 million.  These increases were partially offset by a $63.8 million decrease for Specialty Products and Electronics sales from lower demand for freight original equipment rail products. Company net sales decreased $13.2 million and income from operations decreased $1.3 million due to unfavorable effects of foreign exchange. Net income for the nine months ended September 30, 2013 was $218.2 million or $2.25 per diluted share. Net income for the nine months ended September 30, 2012 was $187.0 million or $1.93 per diluted share. Net income increased due to higher sales volume and a decrease in the effective income tax rate discussed below.

Freight Segment sales decreased by $150.6 million, or 13.0%, due to a decrease of $85.4 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products; $72.0 million decrease for freight original equipment locomotives as contract mix shifted to transit locomotives; and $18.3 million from decreased demand for original equipment brake products. These decreases were partially offset by $39.7 million in sales from acquisitions. For the Freight Segment, net sales decreased by $14.0 million due to unfavorable effects of foreign exchange.

Transit Segment sales increased by $254.8 million, or 41.0%, due to higher sales of $95.1 million for original equipment transit locomotives as contract mix shifted from freight locomotives; $85.5 million from acquisitions; $46.7 million from increased demand for original equipment brakes; $21.6 million from increased demand for positive train control electronics; and an increase of $3.4 million from certain transit car build contracts. For the Transit Segment, net sales increased by $0.8 million due to favorable effects of foreign exchange.

Cost of Sales and Gross Profit Cost of Sales increased by $54.4 million to $1,321.0 million in the first nine months of 2013 compared to $1,266.6 million in the same period of 2012. In the first nine months of 2013, cost of sales, as a percentage of sales was 70.0% compared to 71.1% in the same period of 2012.

Raw material costs decreased as a percentage of sales to approximately 42% in the first nine months of 2013 from approximately 43% in the same period of 2012. Labor costs increased as a percentage of sales to approximately 12% in the first nine months of 2013 from approximately 11% in the same period of 2012. Overhead costs as a percentage of sales decreased as a percentage of sales to approximately 16% in the first nine months of 2013 from approximately 17% in the same period of 2012. Freight Segment raw material costs decreased as a percentage of sales to approximately 40% in the first nine months of 2013 from approximately 44% in the same period of 2012. Freight Segment labor costs were approximately 11% as a percentage of sales in the first nine months of 2013 and 2012, and overhead costs as a percentage of sales were approximately 15% in the first nine months of 2013 and 2012. Transit Segment raw material costs increased as a percentage of sales to approximately 45% in the first nine months of 2013 from 42% in the same period of 2012. Transit Segment labor costs as a percentage of sales were approximately 13% in the first nine months of 2013 and 2012, and overhead costs decreased as a percentage of sales to approximately 17% in the first nine months of 2013 from 19% in the same period of 2012. Freight Segment material costs decreased as a percentage of sales and transit material costs increased as a percentage of sales due to a shift in contract mix for original equipment locomotives from freight in the first nine months of 2012 to transit in the first nine months of 2013.

In general, raw material costs decreased as a percentage of sales reflecting the lower mix of revenue generated from freight original equipment sales, which has a higher raw material component as cost of sales. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume.

In addition, included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense for the first nine month of 2013 was $0.4 million higher compared to the same period of 2012, due to increased sales. As a percentage of sales, warranty expense was 1.0% for the first nine months of 2013 and 2012.

Gross profit increased to $563.9 million in the first nine months of 2013 compared to $514.1 million in the same period of 2012, for the reasons discussed above. Accordingly, for the first nine months of 2013, gross profit, as a percentage of sales, was 29.9% compared to 28.9%, for the first nine months of 2012.

Operating expenses The following table shows our operating expenses:

	Nine months ended September 30,
In thousands	2013	2012	Percent Change
Selling, general and administrative expenses	$191,576	$180,935	5.9%
Engineering expenses	33,535	31,047	8.0%
Amortization expense	12,699	10,288	23.4%
Total operating expenses	$237,810	$222,270	7.0%

Selling, general, and administrative expenses increased $10.6 million in the first nine months of 2013 compared to the same period of 2012 primarily due to $15.2 million of expenses from acquisitions, partially offset by a release of $3.9 million of certain legal reserves for a court ruling and a decrease of $1.8 million for incentive and non-cash compensation expense. Engineering expense increased by $2.5 million in the first nine months of 2013 compared to the same period of 2012 due to engineering expense from acquisitions. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense increased in the first nine months of 2013 compared to the same period in 2012 due to amortization of intangibles associated with acquisitions. Total operating expenses were 12.6% and 12.5% of sales for the first nine months of 2013 and 2012, respectively.

The following table shows our segment operating expense:

	Nine months ended September 30,
In thousands	2013	2012	Percent Change
Freight Segment	$114,055	$118,661	(3.9)%
Transit Segment	113,304	91,758	23.5%
Corporate	10,451	11,851	(11.8)%
Total operating expenses	$237,810	$222,270	7.0%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Corporate costs are allocated to the Freight and Transit Segments based on segment revenues. Certain corporate departmental expenses are not allocated.  Allocated operating expenses decreased $4.2 million for the first nine months of 2013 compared to the same period of the prior year, primarily due to a decrease of incentive and non-cash compensation expense and a decrease in allocated legal expenses.

Freight Segment operating expenses decreased $4.6 million in the first nine months of 2013 compared to the same period of 2012 because of a decrease of $5.5 million in allocated operating expenses and a $1.7 million decrease in other segment specific discrete charges, partially offset by $2.7 million of higher expense related to acquisitions. Freight Segment operating expenses were 11.1% and 10.1% of Freight Segment sales for the first nine months of 2013 and 2012, respectively.

Transit Segment operating expenses increased $21.5 million in the first nine months of 2013 compared to the same period of 2012 because of $13.0 million of incremental selling, general and administrative expense from acquisitions and $1.1 million of incremental engineering expense from acquisitions, higher amortization expense related to acquisitions, and $1.3 million increase in allocated operating expenses.  In addition, operating expenses increased to support the higher sales volume. Transit Segment operating expenses were 12.9% and 14.7% of Transit Segment sales for the first nine months of 2013 and 2012, respectively.

Corporate non-allocated operating expenses decreased $1.4 million in the first nine months of 2013 compared to the same period of 2012 primarily due to a release of $2.8 million of certain legal reserves for a court ruling, partially offset by an increase in certain non-allocated administrative expenses.

Income from operations Income from operations totaled $326.1 million or 17.3% of sales in the first nine months of 2013 compared to $291.8 million or 16.4% of sales in the same period of 2012. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Overall interest expense, net, was comparable to the prior period.

Other income (expense), net The Company recorded foreign exchange losses of $2.9 million and $0.4 million in the first nine months of 2013 and 2012, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 30.4% and 33.3% for the first nine months of 2013 and 2012, respectively. The decrease in the effective rate is primarily due to retroactive extension of the R&D tax credit, an increase in foreign income taxed at a lower statutory rates, and a benefit recorded for the enacted reduction of a foreign statutory tax rate.

Net income Net income for the first nine months of 2013 increased $31.2 million, compared with the same period of 2012. The increase in net income is due to higher sales volume and lower effective tax rate, partially offset by higher operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine months ended September 30,
In thousands	2013	2012
Cash provided by (used for):
Operating activities	$84,996	$113,525
Investing activities	(239,485)	(126,067)
Financing activities	219,074	9,294
Increase (Decrease) in cash	$65,241	$(3,560)

Operating activities In the first nine months of 2013 and 2012, cash provided by operations was $85.0 million and $113.5 million, respectively. In comparison to the first nine months of 2012, cash provided by operations in 2013 resulted from higher operating results offset by higher cash outflows for working capital.  The major components of the higher cash outflows were as follows: a negative change in accounts receivable of $95.7 million as the number of days to collect cash remained relatively stable and sales increased, a negative change in customer deposits due to the completion of certain large contracts, and a $15.8 million payment in the prior quarter for a court ruling.  These cash outflows were partially offset by the following cash inflows: a favorable change in accounts payable of $23.5 million due to payment timing, and a favorable change or decrease of $55.5 million in inventory as our days’ supply in inventory (DSI) decreased to 68 days from 72 days during the first nine months of 2013 due to the completion of certain original equipment contracts.

Investing activities In the first nine months of 2013 and 2012, cash used in investing activities was $239.5 million and $126.1 million, respectively. The major components of the cash outflow are as follows: planned additions to property, plant and equipment of $23.6 million for continued investments in our facilities and manufacturing processes and acquisitions of $222.1 million.  This compares to $24.7 million in property, plant, and equipment and $102.3 million in net cash paid for acquisitions in 2012.  Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.

Financing activities In the first nine months of 2013, cash provided by financing activities was $219.1 million, which included $621.1 million in proceeds from the revolving credit facility debt, proceeds of $247.4 million from the issuance of 4.375% Senior Notes, net of issuance costs, $499.4 million of repayments of debt on the revolving credit facility, $150.0 million on the 2003 Senior Notes, and $8.8 million of dividend payments.  In the first nine months of 2012, cash provided by financing activities was $9.3 million, which included $211.0 million in proceeds from debt and $173.9 million of repayments of debt on the revolving credit facility and $5.3 million of dividend payments and $27.9 million for the repurchase of 376,300 shares of stock.

The following table shows outstanding indebtedness at September 30, 2013 and December 31, 2012.

In thousands	September 30, 2013	December 31, 2012
4.375% Senior Notes, due 2023	$250,000	$—
6.875% Senior Notes, due 2013	—	150,000
Revolving Credit Facility	289,000	167,000
Capital Leases	691	896
Total	539,691	317,896
Less—current portion	85	43
Long-term portion	$539,606	$317,853

Cash balance at September 30, 2013 and December 31, 2012 was $281.0 million and $215.8 million, respectively.

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

4.375% Senior Notes Due August 2013

In August 2013, the Company issued $250.0 million of Senior Notes due in 2023 (“the 2013 Notes”).  The 2013 Notes were issued at 99.879% of face value.  Interest on the 2013 Notes accrues at a rate of 4.375% per annum and is payable semi-annually on February 15 and August 15 of each year.  The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.  The principal balance is due in full at maturity.  The Company incurred $2.6 million of deferred financing costs related to the issuance.

The 2013 Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The indenture under which the 2013 Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens.

The Company is in compliance with the restrictions and covenants in the indenture under which the 2013 Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

6.875% Senior Notes Due July 31, 2013

In August 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the 2003 Notes”). The 2003 Notes were issued at par. Interest on the 2003 Notes accrued at a rate of 6.875% per annum and was payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes. The Company paid off the 2003 Notes, which matured on July 31, 2013 utilizing available capacity under the 2011 Refinancing Credit Agreement.

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

Company Stock Repurchase Plan

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through September 30, 2013, repurchases are $78.0 million, leaving $71.9 million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first nine months of 2013, the Company repurchased 93,205 shares at an average price of $58.86 per share.  During 2012, the Company repurchased 1,214,800 shares of its stock at an average price of $38.33 per share. All purchases were on the open market.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2013, the Company has recognized a total liability of $10.9 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 26% and 40% of total long-term debt at September 30, 2013 and December 31, 2012, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at September 30, 2013 would increase or decrease interest expense by about $1.4 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into a forward interest rate swap agreement which converts a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2013, approximately 51% of Wabtec’s net sales were to customers in the United States, 12% in the United Kingdom, 7% in Canada, 6% in Australia, 5% in Mexico, 3% in Brazil, 2% in Germany and 14% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2013. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

On May 11, 2011, the Board of Directors increased its stock repurchase authorization to $150 million of the Company’s outstanding shares. Through September 30, 2013 repurchases are $78.1 million, leaving $71.9 million under the authorization. This share repurchase authorization supersedes the previous authorization of $150 million, of which $39.4 million was remaining.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first nine months of 2013, the Company repurchased 93,205 shares of its stock at an average price of $58.96 per share.  All purchases were made on the open market.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
By:	/s/ ALVARO GARCIA-TUNON
Alvaro Garcia-Tunon,
Executive Vice President, Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	October 31, 2013

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.