Form 10-K
period 2013-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2014-02-21
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

The registrant estimates that as of June 30, 2013, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $4.9 billion based on the closing price on the New York Stock Exchange for such stock.

As of February 14, 2014, 95,996,930 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 14, 2014 are incorporated by reference into Part III of this Form 10-K.

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

Today, Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold approximately a 50% market share in North America for our primary braking-related equipment and a leading position in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars, subway cars and buses, and on many of these vehicles around the world. In 2013, the Company had sales of approximately $2.6 billion and net income of about $292.2 million. In 2013 sales of aftermarket parts and services represented about 57% of total sales, while sales to customers outside of the U.S. accounted for about 48% of total sales.

Industry Overview

The Company primarily serves the worldwide freight rail and passenger transit industries. As such, our operating results are largely dependent on the level of activity, financial condition and capital spending plans of the global railroad and transit industries. Many factors influence these industries, including general economic conditions; traffic volumes, as measured by freight tonnage and passenger ridership; government spending on public transportation; and investment in new technologies by freight rail and passenger transit systems.

According to a recent study by UNIFE, the Association of the European Rail Industry, the accessible global market for railway products and services is more than $100 billion, and it is expected to grow at about 2.7% annually through 2017. The three largest markets, which represent about 75% of the total market, are Europe, Asia-Pacific and North America. UNIFE projects the overall market to remain stable through 2020 as emerging markets show above-average growth due to increasing global trade and freight volumes, urbanization and growth in public mass transport systems, and increasing environmental awareness; while developed markets grow at a slower pace.

By using various industry publications and market studies, we estimate that the global installed base of locomotives is about 110,000 units, with about 35% in Asia-Pacific, about 25% in Russia-CIS and about 20% in NAFTA.  We estimate the global installed base of freight cars is about 5.2 million units, with about 30% each in Russia-CIS and NAFTA, and about 20% in Asia-Pacific.  We estimate the global installed base of transit cars is about 330,000 units, with about 55% in Asia-Pacific, about 20% in Europe and about 10% in Russia.

In North America, railroads carry about 40% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. The railroads carry a wide variety of commodities and goods, including coal, metals, minerals, chemicals, grain, and petroleum.  These commodities represent about 55% of total rail carloadings, with intermodal carloads accounting for the rest. Intermodal traffic—the movement of trailers or containers by rail in combination with another mode of transportation—has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits.

Demand for our freight related products and services in North America is driven by a number of factors, including rail traffic, and production of new locomotives and new freight cars.  In 2013:

•

The Association of American Railroads (“AAR”) reported total carloads increased 2.1% including a 4.4% increase in intermodal traffic, which generally reflected a growing economy.  Demand for new locomotives was about 1,300 units in 2013, compared to about the same number in 2012.

•	Currently, the active locomotive fleet for Class I railroads in North America is about 24,000, with an average of about 1,000 new units delivered annually over the past 10 years.
•

In 2013, the industry delivered about 53,000 new freight cars, compared to about 59,000 in 2012.  Currently, the active freight car fleet in North America is approximately 1.5 million, and the average number of new freight cars delivered over the past 10 years is about 50,000 annually.

In the U.S., the passenger transit industry is dependent largely on funding from federal, state and local governments, and from fare box revenues. With about 40% of the nation’s passenger transit vehicles, the New York City region is the largest passenger transit market in the U.S., but most major cities also offer either rail or bus transit services.

Demand for North American passenger transit products is driven by a number of factors, including government funding, deliveries of new subway cars and buses, and ridership.

The U.S. federal government provides money to local transit authorities, primarily to fund the purchase of new equipment and infrastructure for their transit systems. In 2012, the U.S. Congress passed a new, two-year funding bill, which maintained spending at the same level, about $10.7 billion, as in prior years.  The number of new transit cars delivered in 2013 was about 1,000, compared to about 600 in 2012. The number of new buses delivered in 2013 was about 4,400 compared to about the same in 2012. In the past 10 years, the average number of new transit cars delivered annually is about 800, and the average number of new buses delivered annually is about 4,700.

Ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily for equipment and system maintenance. Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles increased slightly, about 0.2% in 2013, after a 2.5% increase in 2012.

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

In Europe, the majority of the rail system serves the passenger transit market, which is expected to continue growing as high fuel costs and environmental factors encourage investment in public mass transit. France, Germany, the United Kingdom and Italy are the largest transit markets, representing about two-thirds of passenger traffic in the European Union. UNIFE projects the Western European rail market to grow at about 2% in the next few years, with the United Kingdom and France expected to invest in new rolling stock.  According to the UK’s Office of Rail Regulation, passenger rail usage has steadily increased in the past decade, with the Office reporting a 3.9% increase in second quarter ridership in its most recent quarterly report.  For the same time period, the Office also reported an increase of 8.9% in freight volume, driven by a strong increase in coal shipments.  Germany has the largest rail network in Europe.  In its most recent report, The Federal Statistical Office of Germany reported an increase in passenger traffic of 0.8% in 2013. About 75% of freight traffic in Europe is hauled by truck, while rail accounts for about 20%. The largest freight markets in Europe are Germany, Poland and the United Kingdom. In the first nine months of 2013, The Federal Statistical Office of Germany reported a 1.1% decrease in freight volumes compared to the same period in 2012. For 2013, SNCF (French national railway) reported decreases of about 1.5% in local and regional passenger rail traffic, and about 3.0% in freight-related revenue.  We estimate that the European rail market consists of about 11,000 locomotives, about 750,000 freight cars and about 72,000 passenger transit cars.

The Asia/Pacific market is now the second-largest geographic segment, according to UNIFE. This market consists primarily of China, India and Australia. Growth has been driven by the continued urbanization of China and India, and by investment in freight rail infrastructure to serve the mining and natural resources markets in those countries, as well as in Australia. We estimate that this market consists of about 35,000 locomotives and about 1.0 million freight cars. China is expected to increase spending on rail infrastructure and equipment in 2014, as it resumes investment in high-speed rail programs.  The Australian Railway Association, in a September 2013 study, reported an increase of freight volume of 8% and an increase of passenger ridership of 2%.  In its most recent report, the Indian government reported that in the first nine months of its fiscal 2013 freight rail traffic increased about 5.0% and passenger rail traffic decreased about 0.5%. India is expected to increase spending significantly in 2014 as it seeks to modernize its rail system.

Other key geographic markets include Russia/CIS, South Africa, and Brazil.  With about 1.5 million freight cars and about 28,000 locomotives, Russia/CIS is among the largest freight rail markets in the world, and it’s expected to invest significantly in new rolling stock and infrastructure.  Russian Railways, a state-owned company, provides both freight and passenger transportation.  In 2012, the most recent full year of reported data, freight traffic increased 2.9% and passenger traffic increased 3.4%.  South Africa, in

2012, announced a major program to invest in its freight rail and passenger transit infrastructure during the next 20 years.  As part of this program, PRASA, the Passenger Rail Agency of South Africa, plans to purchase about 3,600 new transit cars and about 1,000 new locomotives.  In Brazil, MRS Logistica, one of the country’s largest railroads, reported a 5.6% increase in freight carloadings in its most recent quarter.  The country has also been investing in its passenger transport systems in advances of hosting the 2014 World Cup and the 2016 Olympics.

Business Segments and Products

We provide our products and services through two principal business segments, the Freight Segment and the Transit Segment, both of which have different market characteristics and business drivers.

The Freight Segment primarily manufactures and services components for new and existing locomotive and freight cars , supplies railway electronics, positive train control equipment, signal design and engineering services, builds switcher locomotives, rebuilds freight locomotives and provides heat exchangers and cooling systems for rail and other industrial markets. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities. As discussed previously, demand in the freight market is primarily driven by rail traffic, and deliveries of new locomotives and freight cars. In 2013, the Freight Segment accounted for 54% of our total sales, with about 55% of its sales in North America and the remainder to international customers. In 2013, slightly more than half of the Freight Segment’s sales were in aftermarket.

The Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives and refurbishes subway cars. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of subway cars and buses around the world. As discussed previously, demand in the transit market is primarily driven by government funding at all levels and passenger ridership. In 2013, the Transit Segment accounted for 46% of our total sales, with about 48% of its sales in North America and the remainder to international customers. About two-thirds of the Transit Segment’s sales are in the aftermarket with the remainder in the original equipment market.

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

We have become a leader in the rail industry by capitalizing on the strength of our existing products, technological capabilities and new product innovation, and by our ability to harden products to protect them from severe conditions, including extreme temperatures and high-vibration environments. Supported by our technical staff of over 1,100 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers.

Over the past several years, we introduced a number of significant new products, including electronic braking equipment and train control equipment that encompasses onboard digital data and global positioning communication protocols. In 2007, for example, the Federal Railroad Administration (FRA) approved the use of our Electronic Train Management System®, which offers safety benefits to the rail industry. In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of Positive Train Control (“PTC”) technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. In recent years, the railroads and transit authorities have stated they cannot achieve full implementation of PTC by the deadline, and various bills have been introduced to extend it, but to date there has been no change in the deadline.

In 2013, Wabtec recorded about $235 million of revenue from implementation of PTC projects both foreign and domestic. These multi-year projects include: A $165 million contract to design and install a train control system for MRS Logistica, the fourth-largest railroad in Brazil; a $63 million contract to provide train control equipment and services for Denver Transit Partners for three new commuter rail lines; and a $27 million contract to provide train control equipment for Metrolink, a commuter rail agency in Los Angeles.

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

•

Leading design and engineering capabilities. We believe a hallmark of our relationship with our customers has been our leading design and engineering practice, which has, in our opinion, assisted in the improvement and modernization of global railway equipment. We believe both our customers and the government authorities value our technological capabilities and commitment to innovation, as we seek not only to enhance the efficiency and profitability of our customers, but also to improve the overall safety of the railways through continuous improvement of product performance. The Company has an established record of product improvements and new product development. We have assembled a wide range of patented products, which we believe provides us with a competitive advantage. Wabtec currently owns over 2,150 active patents worldwide and over 625 U.S. patents. During the last three years, we have filed for more than 250 patents worldwide in support of our new and evolving product lines.

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

Business strategy

Using WPS, we strive to generate sufficient cash to invest in our growth strategies and to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through WPS and employee-directed initiatives such as Kaizen, a Japanese-developed team concept, we continuously strive to improve quality, delivery and productivity, and to reduce costs. These efforts enable us to streamline processes, improve product reliability and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. Over time, these lean initiatives have enabled us to increase operating margins, improve cash flow and strengthen our ability to invest in the following growth strategies:

•

Expand globally and into new product markets. We believe that international markets represent a significant opportunity for future growth. In 2013, sales to non-U.S. customers were $1.2 billion, including export sales from the Company’s U.S. operations of $542.3million. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees, and joint ventures with railway suppliers which have a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, Brazil, China, India, Russia, South Africa, and other select areas within Europe and South America. In addition, we have opportunities to sell certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy. These products include heat exchangers and friction materials.

•

Expand aftermarket sales. Historically, aftermarket sales are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. In 2013, Wabtec’s aftermarket sales and services represented approximately 57% of the Company’s total sales across both of our business segments. Wabtec provides aftermarket parts and services for its components, and the Company is seeking to expand this business with new customers such as short-line and regional railroads, or with customers who currently perform the work in-house. In this way, we expect to take advantage of the rail industry trend toward outsourcing, as railroads and transit authorities focus on their core function of transporting goods and people.

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

Recent Acquisitions and Joint Ventures

Wabtec has completed certain significant acquisitions in support of its growth strategies mentioned above:

•

On February 12, 2014, the Company signed a definitive agreement to acquire Fandstan Electric Group Ltd. (“Fandstan”), a leading rail and industrial equipment manufacturer for a variety of markets, including rail and tram transportation, industrial and energy, for a purchase price of approximately $215.0 million.  The Company expects the transaction to be completed in the first quarter of 2014, subject to customary closing conditions and competition authority clearance.

•        On September 24, 2013, the Company acquired Longwood Industries, Inc (“Longwood”), a manufacturer of specialty      rubber products for transportation, oil and gas, and industrial markets, for a net purchase price of approximately $83.9 million, net of cash.

•

On July 30, 2013, the Company acquired Turbonetics Holdings, Inc (“Turbonetics”), a manufacturer of turbochargers and related components for various industrial markets, for a net purchase price of approximately $23.2 million, net of cash.

•

On February 26, 2013, the Company acquired Transdyne (“Transdyne”), a distributor of wear-protection components and other hardware used primarily on railroad freight cars, for a net purchase price of approximately $2.4 million, net of cash.

•

On January 31, 2013, the Company acquired Napier Turbochargers Ltd., a UK-based provider of turbochargers and related parts for the worldwide power generation and marine markets, for a net purchase price of approximately $112.3 million, net of cash.

•

October 2012, the Company acquired LH Group, a UK-based provider of maintenance and overhaul services for the passenger transit market, for a net purchase price of approximately $48.1 million, net of cash.

•

July 2012, the Company acquired Winco Equipamentos Ltda., a Brazil-based marketing and sales company and provider of freight car components with capabilities including value-added engineering and assembly, service, and technical support and logistics, for an initial net purchase price of approximately $3.7 million, net of cash.

•

July 2012, the Company acquired Tec Tran Corp. and its affiliates, the only U.S. owned manufacturer of hydraulic braking systems for transit cars, for a net purchase price of approximately $8.3 million, net of cash.

•

June 2012, the Company acquired Mors Smitt Holding, a leading manufacturer of electronic components for rail and industrial markets with operations in the Netherlands, the United Kingdom, the U.S., France, China, and Hong Kong, for a net purchase price of $90.0 million, net of cash.

Backlog

The Company’s backlog was about $1.69 billion at December 31, 2013. For 2013, about 57% of total sales came from aftermarket orders, which typically carry lead times of less than 30 days, and are not recorded in backlog for a significant period of time.

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

The backlog of firm customer orders as of December 31, 2013 and December 31, 2012, and the expected year of completion are as follows:

In thousands	Total Backlog 12/31/13	Expected Delivery		Total Backlog 12/31/12	Expected Delivery
		2014	Other Years		2013	Other Years
Freight Segment	$511,699	$447,429	$64,270	$491,772	$413,839	$77,933
Transit Segment	1,182,206	650,690	531,516	1,167,731	703,039	464,692

Total	$1,693,905	$1,098,119	$595,786	$1,659,503	$1,116,878	$542,625

Engineering and Development

To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2013, 2012, and 2011, we invested about $46.3 million, $41.3 million and $37.2 million, respectively, on product development and improvement activities. The engineering resources of the Company are allocated between research and development activities and the execution of original equipment customer contracts.

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

Intellectual Property

We have more than 2,150 active patents worldwide. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property.

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

In 2013, about 48% of sales were to customers outside the U.S. and to more than 100 countries throughout the world. About 57% of sales were in the aftermarket, with a majority of our remaining sales to OEMs of locomotives, freight cars, subway vehicles and buses.

Top customers can change from year to year. For the fiscal year ended December 31, 2013, our top five customers accounted for 15% of net sales: The Massachusetts Bay Transportation Authority, General Electric Transportation, CSX Corporation, Trinity Industries, and Union Pacific Corporation. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.

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

Our principal competitors vary across product lines. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG (“Knorr”) and Amsted Rail Company, Inc., a subsidiary of Amsted Industries Corporation, are our principal overall OEM competitors. Our competition for locomotive, freight and passenger transit service and repair is mostly from the railroads’ and passenger transit authorities’ in-house operations, Electro-Motive Diesel, a division of Caterpillar, GE Transportation Systems, and New York Air Brake/Knorr. We believe our key strengths, which include leading market positions in core products, breadth of product offering with a stable mix of OEM and aftermarket business, leading design and engineering capabilities, significant barriers to entry and an experienced management team, enable us to compete effectively in this marketplace. Outside of North America, no individual company is our principal competitor in all of our operating locations. The largest competitors for Brake and Transit products are Faiveley Transport and Knorr.

Employees

At December 31, 2013, we had 10,234 full-time employees, approximately 27% of whom were unionized. A majority of the employees subject to collective bargaining agreements are within North America and these agreements are generally effective from 2014 through 2016. Agreements expiring at various times during 2014 cover approximately 15% of the Company’s workforce. We consider our relations with employees and union representatives to be good, but cannot assure that future contract negotiations will be favorable to us.

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

We are dependent upon key customers.

We rely on several key customers who represent a significant portion of our business. Our top customers can change from year to year. For the fiscal year ended December 31, 2013, our top five customers accounted for 15% of our net sales. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with us. In addition, many of our customers place orders for products on an as-needed basis and operate in cyclical industries. As a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers, and may be subject to delays and cancellations. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.

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

For the year ended December 31, 2013, we had sales of about $235 million related to PTC. In recent years, the railroads and transit authorities have stated they cannot achieve full implementation of PTC by the deadline, and various bills have been introduced to extend it, but to date there has been no change in the deadline.   Should the federal government change its mandate by amending the timing, scope or requirements of the safety bill, there could be an adverse impact on our revenues in future periods, and would cause us to reassess the staffing, resources and assets deployed in delivering Positive Train Control services.

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

Our backlog is not necessarily indicative of the level of our future revenues.

Our backlog represents future production and estimated potential revenue attributable to firm contracts with, or written orders from, our customers for delivery in various periods.  Instability in the global economy, negative conditions in the global credit markets, volatility in the industries that our products serve, changes in legislative policy, adverse changes in the financial condition of our customers, adverse changes in the availability of raw materials and supplies, or un-remedied contract breaches could possibly lead to contract termination or cancellations of orders in our backlog or request for deferred deliveries of our backlog orders, each of which could adversely affect our cash flows and results of operations.

A growing portion of our sales may be derived from our international operations, which exposes us to certain risks inherent in doing business on an international level.

In fiscal year 2013, approximately 48% of our consolidated net sales were to customers outside of the U.S. and we intend to continue to expand our international operations in the future. We currently conduct our international operations through a variety of wholly and majority-owned subsidiaries and joint ventures in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Macedonia, Mexico, the Netherlands, Poland, Spain, South Africa, Turkey, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:

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

We collectively bargain with labor unions that represent approximately 27% of our employees. Our current collective bargaining agreements are generally effective from 2014 through 2016. Agreements expiring at various times during 2014 cover approximately 15% of the Company’s workforce. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.

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

At December 31, 2013, we had total debt of $450.7 million. If it becomes necessary to access our available borrowing capacity under the 2013 Refinancing Credit Agreement, the $200.0 million currently borrowed under this facility and the $250.0 million 4.375% senior notes, being indebted could have important consequences to us. For example, it could:

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

The indenture for our $250 million 4.375% senior notes due in 2023 and our 2013 Refinancing Credit Agreement contain various covenants that limit our Management’s discretion in the operation of our businesses.

The indenture governing the notes and our credit agreement contain various covenants that limit our Management’s discretion.

The 2013 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2013 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations and sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; capital expenditures; and imposes a minimum interest expense coverage ratio and a maximum debt to cash flow ratio.

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

In 2012 and 2013, we completed multiple acquisitions with a combined investment of $371.9 million. Although we believe that the acquisitions will improve our market position and realize positive operating results, including operating synergies, operating expense reductions and overhead cost savings, we cannot be assured that these improvements will be obtained or the timing of such improvements. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:

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

Facilities

The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2013. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are long-term and generally include options to renew. The Company’s corporate headquarters are located at the Wilmerding, PA site.

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Rothbury, MI	Manufacturing/Warehouse/Office	Freight	Own	500,000
Wilmerding, PA	Manufacturing/Service	Freight	Own	365,000	(1)
Lexington, TN	Manufacturing	Freight	Own	170,000
Jackson, TN	Manufacturing	Freight	Own	150,000
Berwick, PA	Manufacturing/Warehouse	Freight	Own	150,000
Chicago, IL	Manufacturing/Service	Freight	Own	123,140
Greensburg, PA	Manufacturing	Freight	Own	113,000
Chillicothe, OH	Manufacturing/Office	Freight	Own	104,000
Warren, OH	Manufacturing	Freight	Own	102,650
Coshocton, OH	Manufacturing/Warehouse/Office	Freight	Own	83,000
Germantown, MD	Manufacturing	Freight	Own	80,000
Kansas City, MO	Service Center	Freight	Lease	95,900
Pittsburgh, PA	Manufacturing/Office	Freight	Lease	90,000
Strongsville, OH	Manufacturing/Warehouse/Office	Freight	Lease	80,000
Columbia, SC	Service Center	Freight	Lease	71,400
Bensenville, IL	Manufacturing/Warehouse/Office	Freight	Lease	58,000
Jacksonville, FL	Office	Freight	Lease	46,351
Cedar Rapids, IA	Office	Freight	Lease	37,000
Jacksonville, FL	Warehouse	Freight	Lease	30,000
Boise, ID	Manufacturing	Freight/Transit	Own	326,000
Maxton, NC	Manufacturing	Freight/Transit	Own	105,000
Willits, CA	Manufacturing	Freight/Transit	Own	70,000
Brenham, TX	Manufacturing/Office	Transit	Own	144,671
Wytheville, VA	Manufacturing/Office	Transit	Own	82,400
Panorama City, CA	Manufacturing	Transit	Lease	200,000
Spartanburg, SC	Manufacturing/Service	Transit	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit	Lease	115,570
Cleveland, OH	Manufacturing/Warehouse/Office	Transit	Lease	92,609
Plattsburgh, NY	Manufacturing	Transit	Lease	64,000
Moorpark, CA	Office/Warehouse	Transit	Lease	45,916
Cleveland, OH	Manufacturing/Warehouse/Office	Transit	Lease	43,283
Export, PA	Manufacturing	Transit	Lease	34,000
Greer, SC	Warehouse	Transit	Lease	34,000
Elmsford, NY	Service Center	Transit	Lease	28,000
Mountaintop, PA	Vacant Land Available for Sale		Own	N/A

International
Wallaceburg (Ontario), Canada	Manufacturing	Freight	Own	126,000
San Luis Potosi, Mexico	Manufacturing/Service	Freight	Own	73,100
East Beijing, Hebei Province, China	Manufacturing	Freight	Own	64,702
Daye City, Hubei Province, China	Manufacturing	Freight	Own	59,147
Northampton, UK	Manufacturing	Freight	Lease	300,000
Shenyang City, Liaoning Province, China	Manufacturing	Freight	Lease	290,550
Lincolnshire, UK	Manufacturing/Office	Freight	Lease	149,468
London (Ontario), Canada	Manufacturing	Freight	Lease	103,540
Stoney Creek (Ontario), Canada	Manufacturing/Service	Freight	Lease	47,940

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Kolkata, India	Manufacturing	Freight	Lease	36,965
Belo Horizonte, Brazil	Manufacturing/Service	Freight	Lease	33,992
Juiz de Fora, Minas Gerais, Brazil	Manufacturing/Office	Freight	Lease	33,992
Lachine (Quebec), Canada	Service Center	Freight	Lease	25,455
Doncaster, UK	Manufacturing/Service	Freight/Transit	Own	330,000
Kilmarnock, UK	Manufacturing	Freight/Transit	Own	107,975
Loughborough, UK	Manufacturing	Freight/Transit	Lease	225,274
Kempton Park, South Africa	Manufacturing	Freight/Transit	Lease	156,077
Wetherill Park, Australia	Manufacturing	Freight/Transit	Lease	70,600
Avellino, Italy	Manufacturing/Office	Transit	Own	132,495
Recklinghausen, Germany	Manufacturing	Transit	Own	86,390
Sable-sur-Sarthe, France	Manufacturing	Transit	Own	51,667
Utrecht, The Netherlands	Manufacturing	Transit	Own	48,438
Soria, Spain	Manufacturing/Office	Transit	Own	31,000
Burton on Trent, UK	Manufacturing/Office	Transit	Lease	253,453
Camisano, Italy	Manufacturing/Office	Transit	Lease	136,465
San Luis Potosi, Mexico	Manufacturing/Office	Transit	Lease	112,825
St. Laurent (Quebec), Canada	Office	Transit	Lease	38,926
Hangzhou City, Hunan Province, China	Manufacturing	Transit	Lease	31,032
Sassuolo, Italy	Manufacturing	Transit	Lease	30,000

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.

Item 3.	LEGAL PROCEEDINGS

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

Officers	Age	Position
Albert J. Neupaver	63	Chairman and Chief Executive Officer
Raymond T. Betler	58	President and Chief Operating Officer
Patrick D. Dugan	47	Senior Vice President and Chief Financial Officer
Charles F. Kovac	57	Senior Vice President and Group Executive
R. Mark Cox	46	Senior Vice President, Corporate Development
David L. DeNinno	58	Senior Vice President, General Counsel and Secretary
Scott E. Wahlstrom	50	Senior Vice President, Human Resources
Robert Bourg	52	Vice President and Group Executive
Karl-Heinz Colmer	57	Vice President and Group Executive
Michael E. Fetsko	48	Vice President and Group Executive
John A. Mastalerz	47	Vice President and Corporate Controller
David Meyer	43	Vice President and Group Executive
Timothy R. Wesley	52	Vice President, Investor Relations and Corporate Communications

Albert J. Neupaver was named Chairman and Chief Executive Officer of the Company in May, 2013. Previously, Mr. Neupaver was President and CEO from February 2006 to May 2013.  Prior to joining Wabtec, Mr. Neupaver served in various positions at AMETEK, Inc., a leading global manufacturer of electronic instruments and electric motors. Most recently he served as President of its Electromechanical Group for nine years.

Raymond T. Betler was named President and Chief Operating Officer in May 2013. Previously, Mr. Betler was Chief Operating Officer since December 2010 until then and Vice President, Group Executive of the Company since August 2008. Prior to joining Wabtec, Mr. Betler served in various positions of increasing responsibility at Bombardier Transportation since 1979. Most recently, Mr. Betler served as President, Total Transit Systems from 2004 until 2008 and before that as President, London Underground Projects from 2002 to 2004.

Patrick D. Dugan was named Senior Vice President and Chief Financial officer effective January 2014.  Previously, Mr. Dugan was Senior Vice President, Finance and Corporate Controller from January 2012 until November 2013.   He originally joined Wabtec in 2003 as Vice President, Corporate Controller. Prior to joining Wabtec, Mr. Dugan served as Vice President and Chief Financial Officer of CWI International, Inc. from December 1996 to November 2003. Prior to 1996, Mr. Dugan was a Manager with PricewaterhouseCoopers.

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

Michael E. Fetsko was named Vice President and Group Executive in January 2014.  Mr Fetsko joined Wabtec in July of 2011 as Vice President, Freight Pneumatics. Prior to joining Wabtec, Mr. Fetsko serviced in various executive management roles with Bombardier Transportation.

John A. Mastalerz was named Vice President and Corporate Controller in January 2014.  Prior to joining Wabtec, Mr. Mastalerz served in various executive management roles with the H.J. Heinz Company from January 2001 to December 2013, most recently as the Corporate Controller and Principal Accounting Officer.  Prior to 2001, Mr. Mastalerz was a Senior Manager with PricewaterhouseCoopers.

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

The Common Stock of the Company is listed on the New York Stock Exchange under the symbol “WAB”. As of February 14, 2014, there were 95,996,930 shares of Common Stock outstanding held by 595 holders of record. On May 14, 2013, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 200.0 million shares.  In addition, on May 14, 2013, our Board of Directors approved a two-for-one split of the Company’s issued and outstanding common stock in the form of a 100% stock dividend.  The increase in the authorized shares and the stock split became effective on May 14, 2013 and June 11, 2013.  The high and low sales price of the shares and dividends declared per share were as follows:

2013	High	Low	Dividends
First Quarter	$51.19	$44.04	$0.025
Second Quarter	$56.50	$48.04	$0.025
Third Quarter	$63.29	$52.63	$0.04
Fourth Quarter	$77.64	$61.63	$0.04

2012	High	Low	Dividends
First Quarter	$39.54	$33.15	$0.015
Second Quarter	$41.45	$34.14	$0.025
Third Quarter	$41.59	$36.44	$0.025
Fourth Quarter	$44.52	$39.24	$0.025

The Company’s credit agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 8 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

At the close of business on February 14, 2014, the Company’s Common Stock traded at $76.45 per share.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2013, of Wabtec’s common stock to, (i) the S&P 500, (ii) our former peer group of manufacturing companies which consisted of the following publicly traded companies: The Greenbrier Companies, L.B. Foster, Trinity Industries and Freight Car America; and (iii) our new peer group of manufacturing companies which consists of the following publicly traded companies: The Greenbrier Companies, Trinity Industries, AMETEK, Regal Beloit, Harsco, Valmont, Lincoln Electric, Kennametal, Pall, Crane, Donaldson, WABCO, ITT, Briggs & Stratton, IDEX, Woodward, Titan Wheel, Actuant and Koppers.  The peer group was revised to better match the operations and products of Wabtec.

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $150 million of which $44.4 million remained. Through December 31, 2013, no shares have been repurchased under the new authorization.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conform to the requirements under the 2013 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first and second quarters of 2013, no shares were repurchased. During the third quarter of 2013, the Company repurchased 93,205 shares at an average price of $58.86 per share. During the fourth quarter of 2013, the Company repurchased 413,900 shares at an average price of $66.47 per share. All purchases were on the open market.

During the first quarter of 2012, no shares were repurchased. During the second quarter of 2012, the Company repurchased 597,600 shares at an average price of $36.69 per share. During the third quarter of 2012, the Company repurchased 155,000 shares at an average price of $39.16 per share. During the fourth quarter of 2012, the Company repurchased 462,200 shares at an average price of $40.15 per share. All purchases were on the open market.

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

	Year Ended December 31,
In thousands, except per share amounts	2013	2012	2011	2010	2009
Income Statement Data
Net sales	$2,566,392	$2,391,122	$1,967,637	$1,507,012	$1,401,616
Gross profit	764,027	694,567	570,424	449,078	393,326
Operating expenses	(326,717)	(302,288)	(299,723)	(246,268)	(213,294)

Income from operations (1)	$437,310	$392,279	$270,701	$202,810	$180,032

Interest expense, net	$(15,341)	$(14,251)	$(15,007)	$(15,923)	$(16,674)
Other income (expense), net	(882)	(670)	(380)	(60)	1
Net income attributable to Wabtec shareholders (2)	$292,235	$251,732	$170,149	$123,099	$115,055

Diluted Earnings per Common Share
Net income attributable to Wabtec shareholders (3)	$3.01	$2.60	$1.76	$1.28	$1.19

Cash dividends declared per share (3)	$0.13	$0.08	$0.04	$0.02	$0.02

Fully diluted shares outstanding (3)	96,832	96,742	96,657	96,010	95,954

Balance Sheet Data
Total assets	$2,821,997	$2,351,542	$2,158,953	$1,803,081	$1,585,835
Cash	285,760	215,766	285,615	236,941	188,659
Total debt	450,709	317,896	395,873	422,075	391,780
Shareholders’ equity	1,587,167	1,282,017	1,047,644	903,387	778,913

(1)

In 2011, includes an $18.1 million charge for a court ruling. In 2009, includes $3.9 million royalty charge related to the Final Award in the arbitration proceeding between Faiveley Transport Malmo AB and Wabtec.

(2)	In 2009, a tax benefit of $9.7 million was recognized primarily related to resolving certain tax issues from prior years that have been closed from further regulatory examination.
(3)

Information above for net income attributable to Wabtec shareholders, cash dividends declared per share and fully diluted shares outstanding for all periods presented reflects the two-for-one split of the Company’s common stock, which occurred on May 14, 2013.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In 2013, about 48% of the Company’s revenues came from customers outside the U.S.

Management Review and Future Outlook

Wabtec’s long-term financial goals are to generate cash flow from operations in excess of net income, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls and implementation of the Wabtec Performance System, and increase revenues through a focused growth strategy, including global and market expansion, new products and technologies, aftermarket products and services, and acquisitions. In addition, Management evaluates the Company’s current operational performance through measures such as quality and on-time delivery.

The Company monitors a variety of factors and statistics to gauge market activity. The North America freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic. Based on those fluctuations, railroads can increase or decrease purchases of new locomotives and freight cars. The AAR compiles statistics that gauge the level of activity in the freight rail industry, including revenue ton-miles and carloadings, which are generally referred to as “rail traffic”.  In 2013, North American carloadings increased 2.1%, including a 4.4% increase in intermodal carloadings. In 2014, we expect demand for new locomotives to be about the same as in 2013, while we expect demand for new freight cars to be slightly higher. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.

In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. In recent years, the railroads and transit authorities have stated they cannot achieve full implementation of PTC by the deadline, and various bills have been introduced to extend it, but to date there has been no change in the deadline. An extension of the deadline could affect the rate of industry spending on this technology. Wabtec’s PTC revenue was about $235 million in 2013.

The North American transit rail industry is driven by government spending and ridership. In 2012, the U.S. Congress passed a new, two-year funding bill, which maintained spending at about the same level, about $10.7 billion, as in prior years.  Ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily for equipment and system maintenance.  Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles increased slightly, about 0.2% in 2013, after a 2.5% increase in 2012. Spending in 2014 is expected to remain at about current levels.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. To gauge activity in these markets, we monitor trends in rail traffic and the spending plans of our customers.  In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S. Our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market. UNIFE projects the Western European rail market to grow at about 2% in the next few years, with the United Kingdom and France expected to invest in new rolling stock.  Asia-Pacific is a growth market and our various joint ventures and direct exports to China have positioned the Company to take advantage of this growth. Growth has been driven by the continued urbanization of countries such as China, and by investment in freight rail infrastructure to serve the mining and natural resources markets in those countries, as well as in Australia.  China is expected to increase spending on rail infrastructure and equipment in 2014, as it resumes investment in high-speed rail programs.  Economic growth in Australia has been an area of expansion for the Company as commodity suppliers use our products to meet the demands of their regional customers. The Company is delivering on a PTC contract, expanding locations and has completed two acquisitions in Brazil, allowing us to increase our sales in that market.

In 2014 and beyond, general economic and market conditions in the United States and internationally could have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In millions	2013	2012	2011
Net sales	$2,566.4	$2,391.1	$1,967.6
Cost of sales	(1,802.4)	(1,696.5)	(1,397.2)

Gross profit	764.0	694.6	570.4
Selling, general and administrative expenses	(262.7)	(245.7)	(247.5)
Engineering expenses	(46.3)	(41.3)	(37.2)
Amortization expense	(17.7)	(15.3)	(15.0)

Total operating expenses	(326.7)	(302.3)	(299.7)

Income from operations	437.3	392.3	270.7
Interest expense, net	(15.3)	(14.3)	(15.0)
Other income (expense), net	(0.9)	(0.7)	(0.4)

Income from operations before income taxes	421.1	377.3	255.3
Income tax expense	(128.9)	(125.6)	(85.2)

Net income attributable to Wabtec shareholders	$292.2	$251.7	$170.1

2013 COMPARED TO 2012

The following table summarizes the results of operations for the period:

	For the year ended December 31,
In thousands	2013	2012	Percent Change
Freight Segment	$1,398,103	$1,501,911	(6.9)%
Transit Segment	1,168,289	889,211	31.4%

Net sales	2,566,392	2,391,122	7.3%
Income from operations	437,310	392,279	11.5%
Net income attributable to Wabtec shareholders	$292,235	$251,732	16.1%

The following table shows the major components of the change in sales in 2013 from 2012:

In thousands	Freight Segment	Transit Segment	Total
2012 Net Sales	$1,501,911	$889,211	$2,391,122
Acquisitions	72,418	85,463	157,881
Change in Sales by Product Line:
Brake Products	(16,124)	51,648	35,524
Remanufacturing, Overhaul & Build	(27,684)	102,470	74,786
Other Transit Products	—	5,901	5,901
Specialty Products & Electronics	(111,680)	26,801	(84,879)
Other	(569)	2,195	1,626
Foreign Exchange	(20,169)	4,600	(15,569)

2013 Net Sales	$1,398,103	$1,168,289	$2,566,392

Net sales increased by $175.3 million to $2,566.4 million in 2013 from $2,391.1 million in 2012. The increase is due to sales related to acquisitions of $157.9 million; higher Brake Products sales of $35.5 million due to higher demand for transit original equipment brakes; higher Remanufacturing, Overhaul and Build sales of $74.8 million from increased demand for transit original equipment locomotives and aftermarket services for locomotives; and an increase in Other Transit Products of $5.9 million.  These increases were partially offset by a $84.9 million decrease for Specialty Products and Electronics sales from lower demand for freight original equipment rail products, lower demand heat exchange products, partially offset by an increased demand for positive train control products.. Company net sales decreased $15.6 million and income from operations decreased $0.7 million due to unfavorable effects of foreign exchange. Net income for 2013 was $292.2 million or $3.01 per diluted share.  Net income increased due to higher sales volume.

Freight Segment sales decreased by $103.8 million, or 6.9%, due to a decrease of $27.7 million for freight original equipment locomotives as contract mix shifted to transit locomotives; $111.7 million decrease for Specialty Products and Electronics sales from lower demand for freight original equipment rail products and heat exchange products; and $16.1 million from decreased demand for original equipment brake products.  These decreases were partially offset by $72.4 million in sales from acquisitions.  For the Freight Segment, net sales decreased by $20.2 million due to unfavorable effects of foreign exchange.

Transit Segment sales increased by $279.1 million, or 31.4%, due to higher sales of $102.5 million for original equipment transit locomotives as contract mix shifted from freight locomotives; $85.5 million from acquisitions; $51.6 million from increased demand for original equipment brakes; $26.8 million primarily from increased demand for positive train control electronics; and an increase of $5.9 million from certain transit car build contracts.  For the Transit Segment, net sales increased by $4.6 million due to favorable effects of foreign exchange.

Cost of Sales and Gross profit Cost of Sales increased by $105.9 million to $1,802.4 million in 2013 from $1,696.5 million in 2012.  Cost of sales, as a percentage of sales was 70.2% in 2013 and 71.0% in 2012.

Raw material costs were approximately 43% as a percentage of sales in 2013 and 2012. Labor costs were approximately 12% as a percentage of sales in 2013 and 2012. Overhead costs as a percentage of sales were approximately 15% in 2013 and 16% in 2012. Freight Segment raw material costs decreased as a percentage of sales to approximately 40% in 2013 from 43% in 2012. Freight Segment labor costs were approximately 11% as a percentage of sales in 2013 and 2012, and overhead costs as a percentage of sales were approximately 15% in 2013 and 2012. Transit Segment raw material costs increased as a percentage of sales to approximately 46% in 2013 from 43% in 2012. Transit Segment labor costs decreased as a percentage of sales to approximately 12% in 2013 from 13% in 2012, and overhead costs as a percentage of sales were 17% in 2013 and 19% in 2012. Freight Segment material costs decreased as a percentage of sales and Transit Segment material costs increased as a percentage of sales due to shift in contract mix for original equipment locomotives from freight to transit.  Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume.

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $0.2 million higher in 2013 compared to 2012 due to increased sales. As a percentage of sales, warranty expense was 0.9% in 2013 and 1.0% in 2012.

Gross profit increased to $764.0 million in 2013 compared to $694.6 million in 2012, due to higher sales volume and the reasons discussed above.  For 2013 and 2012, gross profit, as a percentage of sales, was 29.8% and 29.0%, respectively.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2013	2012	Percent Change
Selling, general and administrative expenses	$262,718	$245,709	6.9%
Engineering expenses	46,289	41,307	12.1%
Amortization expense	17,710	15,272	16.0%

Total operating expenses	$326,717	$302,288	8.1%

Selling, general, and administrative expenses increased $17.0 million in 2013 compared to 2012 primarily due to $17.4 million of expenses from acquisitions, partially offset by a release of $3.9 million of certain legal reserves for a court ruling.  In addition, selling, general and administrative expenses increased to support higher sales volumes. Engineering expense increased by $5.0 million in 2013 compared 2012 primarily from acquisitions.  Costs related to engineering for specific customer contracts are included in cost of sales.  Amortization expense increased in 2013 compared to 2012 due to amortization of intangibles in 2013 associated with acquisitions. Total operating expenses were 12.7% and 12.6% of sales for 2013 and 2012, respectively.

The following table shows our segment operating expenses:

	For the year ended December 31,
In thousands	2013	2012	Percent Change
Freight Segment	$158,128	$157,320	0.5%
Transit Segment	153,132	127,759	19.9%
Corporate	15,457	17,209	(10.2)%

Total operating expenses	$326,717	$302,288	8.1%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Corporate costs are allocated to the freight and transit segments based on segment revenues. Certain corporate departmental expenses are not allocated.  Allocated operating expenses decreased $2.1 million in 2013 compared to 2012, mostly due to a decrease in allocated legal expenses.

Freight Segment operating expenses increased $0.8 million in 2013 compared to 2012 because of $5.2 million of expenses from acquisitions, partially offset by a decrease of $4.0 million in expenses allocated to the operating segments. Freight Segment operating expenses were 11.3% and 10.5% of sales for 2013 and 2012, respectively.

Transit Segment operating expenses increased $25.4 million in 2013 compared to 2012 because of $12.2 million of expenses from acquisitions, and an increase of $1.8 million in expense allocated to the operating segments. In addition, Transit Segment selling, general and administrative expenses increased to support higher sales volumes.  Transit Segment operating expenses were 13.1% and 14.4% of sales for 2013 and 2012, respectively.

Corporate non-allocated operating expenses decreased $1.8 million in 2013 compared to 2012 primarily due to a release of $2.8 million of certain allocated legal reserves for a court ruling, partially offset by an increase in certain non-allocated administrative expenses.

Income from operations Income from operations totaled $437.3 million or 17.0% of sales in 2013 compared to $392.3 million or 16.4% of sales in 2012. Income from operations increased due to higher sales volume, partially offset by increased operating expenses discussed above.

Interest expense, net Overall interest expense, net, increased due to higher debt balances.

Other expense, net The Company recorded foreign exchange losses of $3.5 million and $0.1 million in 2013 and 2012, respectively, due to the effect of currency exchange rate changes on intercompany transactions that are non U.S. dollar denominated and charged or credited to earnings.

Income taxes The effective income tax rate was 30.6% and 33.3% in 2013 and 2012, respectively. The decrease in the effective rate is primarily due to retroactive extension of the R&D tax credit, an increase in foreign income taxed at lower statutory rates, and a benefit recorded for the enacted reduction of a foreign statutory tax rate.

Net income Net income for 2013 increased $40.5 million, compared to 2012. The increase in net income is due to higher sales volume and lower effective tax rate, partially offset by higher operating expenses.

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

Net sales increased by $423.5 million to $2,391.1 million in 2012 from $1,967.6 million in 2011. The increase is due to higher sales of $153.9 million for Specialty Products and Electronics from increased demand for freight original equipment rail products, and positive train control electronics and aftermarket products; $138.3 million from acquisitions; $97.7 million for Remanufacturing, Overhaul and Build sales from increased demand for freight original equipment locomotives and aftermarket services for locomotives; $40.8 million for Brake Products sales due to higher demand for original equipment brakes; and $8.6 million for other products. Company net sales decreased $19.9 million and income from operations decreased $2.4 million due to unfavorable effects of foreign exchange. Net income for 2012 was $251.7 million or $2.60 per diluted share.  Net income increased due to higher sales volume.

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

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
In thousands	2012	2011	Percent Change
Selling, general and administrative expenses	$245,709	$247,534	(0.7%)
Engineering expenses	41,307	37,193	11.1%
Amortization expense	15,272	14,996	1.8%

Total operating expenses	$302,288	$299,723	0.9%

Selling, general, and administrative expenses decreased $1.8 million in 2012 compared to 2011 because the prior year included an $18.1 million charge for a court ruling which was recorded in the second quarter of 2011 and a decrease of $3.0 million in other Corporate expenses.  This was offset by $18.0 million of expenses from acquisitions, and $1.7 million increase in incentive and non-cash compensation.    Engineering expense increased by $4.1 million in 2012 compared 2011 as the company focused engineering resources on product development.  Costs related to engineering for specific customer contracts are included in cost of sales.  Amortization expense increased in 2012 compared to 2011 due to amortization of intangibles in 2012 associated with acquisitions. Total operating expenses were 12.6% and 15.2% of sales for 2012 and 2011, respectively.

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

Liquidity and Capital Resources

Liquidity is provided by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2013	2012	2011
Cash provided by (used for):
Operating activities	$235,653	$237,438	$248,626
Investing activities	(258,692)	(184,944)	(146,182)
Financing activities:
Proceeds from debt	959,067	233,400	257,000
Payments of debt	(829,842)	(311,457)	(283,202)
Stock repurchase	(32,998)	(46,556)	(26,022)
Cash dividends	(12,644)	(7,666)	(3,849)
Other	9,431	7,556	9,314

Operating activities. In 2013, 2012 and 2011, cash provided by operations was $235.7 million, $237.4 million and $248.6 million, respectively. In comparison to 2012, cash provided by operations in 2013 resulted from higher operating results offset by higher cash outflows for working capital. The major components of the higher cash outflows were as follows: a negative change in accounts receivable of $126.7 million as the number of days to collect cash increased slightly and sales increased, a negative change in customer deposits due to the completion of certain large contracts, and a $15.8 million payment in the prior year for a court ruling.  These cash outflows were partially offset by the following cash inflows: a favorable change in accounts payable of $60.9 million due to payment timing, and a favorable change or decrease of $58.6 million in inventory as our days’ supply in inventory (DSI) decreased to 63 days from 72 days at the end of 2012 due to the completion of certain original equipment contracts.

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

Investing activities. In 2013, 2012 and 2011, cash used in investing activities was $258.7 million, $184.9 million and $146.2 million, respectively. The major components of the cash outflow are as follows: planned additions to property, plant, and equipment of $41.2 million for continued investments in our facilities and manufacturing processes and acquisitions of $223.5 million. This compares to $36.0 million in property, plant, and equipment and $149.9 million in net cash paid for acquisitions in 2012.  Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.

Financing activities . In 2013, cash provided by financing activities was $93.0 million, which included $711.6 million in proceeds from the revolving credit facility debt, proceeds of $247.4 million from the issuance of 4.375% Senior Notes, net of issuance costs, $679.6 million of repayments of debt on the revolving credit facility, $150.0 million payment for the maturity of the 2003 Senior Notes, $12.6 million of dividend payments and $33.0 million of Wabtec stock repurchases. In 2012, cash used in financing activities was $124.7 million, which included $233.4 million in proceeds from debt and $311.4 million of repayments of debt on the revolving credit facility, $7.7 million of dividend payments and $46.6 million of Wabtec stock repurchases. In 2011, cash used in financing activities was $46.8 million, which included $257.0 million in proceeds from debt and $243.5 million of repayments of debt on the revolving credit facility, $39.7 million of debt repayments on the term loan and other debt, $3.8 million of dividend payments and $26.0 million of Wabtec stock repurchases.

The following table shows outstanding indebtedness at December 31, 2013 and 2012.

	December 31,
In thousands	2013	2012
4.375% senior notes, due 2023	$250,000	$—
6.875% senior notes, due 2013	—	150,000
Revolving Credit Facility	200,000	167,000
Capital Leases	709	896

Total	450,709	317,896
Less—current portion	421	43

Long-term portion	$450,288	$317,853

Cash balances at December 31, 2013 and 2012 were $285.8 million and $215.8 million, respectively.

2013 Refinancing Credit Agreement

On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the company with a $800 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At December 31, 2013, the Company had available bank borrowing capacity, net of $59.8 million of letters of credit, of approximately $540.2 million, subject to certain financial covenant restrictions

Under the 2013 Refinancing Credit Agreement, the Company may elect a Base Rate of interest for U.S. Dollar denominated loans or, for certain currencies,  an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest, or other rates appropriate for such currencies  (in any case, “the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranges from 0 to 75 basis points. The Alternate Rate is based on the quoted rates specific to the applicable currency, plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 0 basis points and the Alternate Rate margin is 100 basis points.

At December 31, 2013 the weighted average interest rate on the Company’s variable rate debt was 1.17%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

The 2013 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2013 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to cash flow ratio of 3.25. The Company does not expect that these measurements will limit the Company in executing our operating activities.

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provides the company with a $600 million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility was set to expire on November 7, 2016.

Under the 2011 Refinancing Credit Agreement, the Company may have elected a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusted on a daily basis and was the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points plus a margin that ranged from 0 to 75 basis points. The Alternate Rate was based on quoted LIBOR rates plus a margin that ranged from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins were dependent on the Company’s consolidated total indebtedness to cash flow ratios. The current Base Rate margin was 0 basis points and the Alternate Rate margin was 100 basis points.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2013:

In thousands	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating activities:
Purchase obligations (1)	$27,232	$20,008	$6,277	$947	$—
Operating leases (2)	87,733	16,591	37,437	33,705	—
Pension benefit payments (3)	112,311	10,299	20,632	21,796	59,584
Postretirement benefit payments (4)	18,677	1,574	3,259	3,490	10,354
Financing activities:
Interest payments (5)	123,274	15,199	29,990	26,556	51,529
Long-term debt (6)	450,709	421	189	200,081	250,018
Dividends to shareholders (7)	15,376	15,376	—	—	—
Investing activities:
Capital projects (8)	58,341	58,341	—	—	—
Other:
Standby letters of credit (9)	60,188	55,699	1,576	—	2,913

Total		$193,508	$99,360	$286,575

(1)

Purchase obligations represent non-cancelable contractual obligations at December 31, 2013.  In addition, the Company had $302.6 million of open purchase orders for which the related goods or services had not been received.  Although open purchase orders are considered enforceable and legally binding, their terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(2)	Future minimum payments for operating leases are disclosed by year in Note 14 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(3)

Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute about $5.2 million to pension plan investments in 2013. See further disclosure in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(4)

Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Postretirement payments are based on actuarial estimates using current assumptions for discount rates and health care costs. See further disclosure in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(5)

Interest payments are payable February and August of each year at 4.375% of $250 million Senior Notes due in 2023. Interest payments for the Revolving Credit Facility and Capital Leases are based on contractual terms and the Company’s current interest rates.

(6)	Scheduled principal repayments of outstanding loan balances are disclosed in Note 8 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(7)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $15.4 million.
(8)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2014 budget amount was approved at the December 2013 Board of Directors meeting.
(9)

The Company has $59.8 million in outstanding letters of credit for performance and bid bond purposes, which expire in various dates through 2019. Amounts include interest payments based on contractual terms and the Company’s current interest rate.

The above table does not reflect uncertain tax positions of $10.5 million, the timing of which are uncertain except for $0.3 million that may become payable during 2014. Refer to Note 10 of the “Notes to Consolidated Financial Statements” for additional information on uncertain tax positions.

Obligations for operating activities. The Company has entered into $27.2 million of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post-retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $10.1 million and $12.9 million in 2013 and 2012, respectively. Benefits paid for post-retirement plans were $2.9 million and $1.5 million in 2013 and in 2012, respectively.

Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments, interest payments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $15.4 million annually.

The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2013 initial value of performance bonds issued on the Company’s behalf is about $246.5 million.

Obligations for investing activities. The Company typically spends approximately $40 million to $60 million a year for capital expenditures, primarily related to facility expansion efficiency and modernization, health and safety, and environmental control. The Company expects annual capital expenditures in the future will be within this range.

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

Critical Accounting Estimates

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

Accounts Receivable and Allowance for Doubtful Accounts:

Description The Company provides an allowance for doubtful accounts to cover anticipated losses on uncollectible accounts receivable.

Judgments and Uncertainties  The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Effect if Actual Results Differ From Assumptions  If our estimates regarding the collectability of troubled accounts, and/or our actual losses within our receivable portfolio exceed our historical experience, we may be exposed to the expense of increasing our allowance for doubtful accounts.

Inventories:

Description Inventories are stated at the lower of cost or market and are reviewed to ensure that an adequate provision is recognized for excess, slow moving and obsolete inventories.

Judgments and Uncertainties Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead. The Company compares inventory components to prior year sales history and current backlog and anticipated future requirements. To the extent that inventory parts exceed estimated usage and demand, a reserve is recognized to reduce the carrying value of inventory. Also, specific reserves are established for known inventory obsolescence.

Effect if Actual Results Differ From Assumptions If the market value of our products were to decrease due to changing market conditions, the Company could be at risk of incurring the cost of additional reserves to adjust inventory value to a market value lower than stated cost. If our estimates regarding sales and backlog requirements are inaccurate, we may be exposed to the expense of increasing our reserves for slow moving and obsolete inventory.

Goodwill and Indefinite-Lived Intangibles:

Description Goodwill and indefinite-lived intangibles are required to be tested for impairment at least annually. The Company performs its annual impairment test during the fourth quarter and more frequently when indicators of impairment are present. The Company reviews goodwill for impairment at the reporting unit level. The evaluation of impairment involves comparing the current fair value of the business to the recorded value (including goodwill).

Judgments and Uncertainties A number of significant assumptions and estimates are involved in the application of the impairment test, including the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Wabtec specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such amount.

Effect if Actual Results Differ From Assumptions Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual amounts realized may differ from those used to evaluate the impairment of goodwill. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations. For example, based on the last quantitative analysis performed as of October 1, 2013, a decline in the terminal growth rate greater than 50 basis points would decrease fair market value by $175.2 million, or an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $482.9 million. Even with such changes the fair value of the reporting units would be greater than their net book values as of the valuation date of October 1, 2013, necessitating no Step 2 calculations. See Note 2 in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for additional discussion regarding impairment testing.

Warranty Reserves:

Description The Company provides warranty reserves to cover expected costs from repairing or replacing products with durability, quality or workmanship issues occurring during established warranty periods.

Judgments and Uncertainties In general, reserves are provided for as a percentage of sales, based on historical experience. In addition, specific reserves are established for known warranty issues and their estimable losses.

Effect if Actual Results Differ From Assumptions If actual results are not consistent with the assumptions and judgments used to calculate our warranty liability, the Company may be at risk of realizing material gains or losses.

Accounting for Pensions and Postretirement Benefits:

Description These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality).

Judgments and Uncertainties Significant judgments and estimates are used in determining the liabilities and expenses for pensions and other postretirement benefits. The rate used to discount future estimated liabilities is determined considering the rates available at year-end on debt instruments that could be used to settle the obligations of the plan. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets.  The differences between actual and expected asset returns are recognized in expense using the normal amortization of gains and losses per ASC 715.

Effect if Actual Results Differ From Assumptions If assumptions used in determining the pension and other postretirement benefits change significantly, these costs can fluctuate materially from period to period. The key assumptions in determining the pension and other postretirement expense and obligation include the discount rate, expected return on assets and health care cost trend rate. For example, a 1% decrease or increase in the discount rate used in determining the pension and postretirement expense would increase expense $3.7 million or decrease expense $1.9 million, respectively. A 1% decrease or increase in the discount rate used in determining the pension and postretirement obligation would increase the obligation $38.0 million or decrease the obligation $30.0 million, respectively. A 1% decrease or increase in the expected return on assets used in determining the pension expense would increase or decrease expense $2.0 million, respectively. If the actual asset values at December 31, 2012 had been 1% lower, the amortization of losses in the following year would increase $0.2 million. A 1% decrease or increase in the health care cost trend rate used in determining the postretirement expense would decrease or increase expense $0.4 million. A 1% decrease or increase in the health care cost trend rate used in determining the postretirement obligation would decrease the obligation $3.1 million or increase the obligation $3.6 million, respectively.

Stock-based Compensation:

Description The Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three-year performance goals. The program is structured as a rolling three-year plan; each year starts a new three-year performance cycle with the most recently commenced cycle being 2012-2014. No incentive stock awards will vest for performance below the three-year cumulative threshold.  The Company utilizes an economic profit measure for this performance goal.  Economic profit is a measure of the extent to which the Company produces financial results in excess of its cost of capital.  Based on the Company’s achievement of the threshold and three-year cumulative performance, the stock awards vested can range from 0% to 200% of the shares granted.

Judgments and Uncertainties Significant judgments and estimates are used in determining the estimated three-year performance, which is then used to estimate the total shares expected to vest over the three year vesting cycle and corresponding expense based on the grant date fair value of the award.  When determining the estimated three-year performance, the Company utilizes a combination of historical actual results, budgeted results and forecasts.  In the initial grant year of a performance cycle, the Company estimates the three-year performance at 100%.  As actual performance results for a cycle begin to accumulate and the Company completes its budgeting and forecasting cycles the performance estimates are updated.  These judgments and estimates are reviewed and updated on a quarterly basis.

Effect if Actual Results Differ From Assumptions If assumptions used in determining the estimated three-year performance change significantly, stock-based compensation expense related to the unvested incentive stock awards can fluctuate materially from period to period.  For example a 10% decrease or increase in the estimated vesting percentage for incentive stock awards would decrease or increase stock-based compensation expense by approximately $0.8 million and $0.8 million, respectively.

Income Taxes:

Description Wabtec records an estimated liability or benefit for income and other taxes based on what it determines will likely be paid in various tax jurisdictions in which it operates in accordance with ASC 740-10 Accounting for Income Taxes and Accounting for Uncertainty in Income Taxes.

Judgments and Uncertainties The estimate of our tax obligations are uncertain because Management must use judgment to estimate the exposures associated with our various filing positions, as well as realization of our deferred tax assets. ASC 740-10 establishes a recognition and measurement threshold to determine the amount of tax benefit that should be recognized related to uncertain tax positions.

Effect if Actual Results Differ From Assumptions Management uses its best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent on various matters including the resolution of the tax audits in the various affected tax jurisdictions and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the recorded amount. A deferred tax valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Revenue Recognition:

Description Revenue is recognized in accordance with ASC-605 “Revenue Recognition.” The Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Certain pre-production costs relating to long term production and supply contracts have been deferred and will be recognized over the life of the contracts.

Judgments and Uncertainties Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract, which results in the development of estimated profit margin percentages. For each contract with revenue recognized using the percentage of completion method, the amount reported as revenues is determined by calculating cost incurred to date as a percentage of the total expected contract costs to determine the percentage of total contract revenue to be recognized in the current period. Due to the size, duration and nature of many of our contracts, the estimation of total sales and costs through completion is complicated and subject to many variables. Total contract sales estimates are based on negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, and price adjustment clauses (such as inflation or index-based clauses). Total contract cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. For long-term contracts, revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined. Pre-production costs are recognized over the expected life of the contract usually based on the Company’s progress toward the estimated number of units expected to be delivered under the production or supply contract.

Effect if Actual Results Differ From Assumptions Should market conditions and customer demands dictate changes to our standard shipping terms, the Company may be impacted by longer than typical revenue recognition cycles. The development of expected contract costs and contract profit margin percentages involves procedures and personnel in all areas that provide financial or production information on the status of contracts. Due to the significance of judgment in the estimation process, it is likely that materially different revenue amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined profit margin for all contracts recognized on the percentage of completion method during 2013 had been estimated to be higher or lower by 1%, it would have increased or decreased revenue and gross profit for the year by approximately $8.3 million. A few of our contracts are expected to be completed in a loss position. Provisions are made currently for estimated losses on uncompleted contracts. A charge to expense for unrecognized portions of pre-production costs could be realized if the Company’s estimate of the number of units to be delivered changes or the underlying contract is cancelled.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 11% and 53% of total long-term debt at December 31, 2013 and 2012, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at December 31, 2013 would increase or decrease interest expense by about $0.5 million.

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

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2013, approximately 52% of Wabtec’s net sales were to the United States, 12% to the United Kingdom, 7% to Canada, 5% to Australia, 5% to Mexico, 3% to Brazil, 2% to Germany and 14% in other international locations. (See Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report). To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for more information regarding foreign currency exchange risk.

Our market risk exposure is not substantially different from our exposure at December 31, 2012.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent public accountants.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2013. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting appears on page 41 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Ernst & Young’s attestation report on internal control over financial reporting appears on page 43 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2014, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013. Information relating to the executive officers of the Company is set forth in Part I.

Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

This table provides aggregate information as of December 31, 2013 concerning equity awards under Wabtec’s compensation plans and arrangements.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,232,862	$24.36	3,733,139
Equity compensation plans not approved by shareholders	—	—	—

Total	1,232,862	$24.36	3,733,139

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)
			Page
	(1)	Financial Statements and Reports on Internal Control

		Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	42

		Report of Independent Registered Public Accounting Firm	43

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	44

		Consolidated Balance Sheets as of December 31, 2013 and 2012	45

		Consolidated Statements of Operations for the three years ended December 31, 2013, 2012 and 2011	46

		Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013, 2012 and 2011	47

		Consolidated Statements of Cash Flows for the three years ended December 31, 2013, 2012 and 2011	48

		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2013, 2012 and 2011	49

		Notes to Consolidated Financial Statements	50

	(2)	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts	80

(b)			Filing Method
		Exhibits

	3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	9

	3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013	11

	3.3	Amended and Restated By-Laws of the Company, effective February 15, 2011	8

	4.1	Indenture, dated August 8, 2013 by and between the Company and Wells Fargo, National Association, as Trustee	12

	4.2	First Supplemental Indenture, dated August 8, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee	12

	4.3	Form of 4.375% Senior Note due 2023 (included in Exhibit 4.2)	3

	10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

	10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

	10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	4

10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended *	4

10.6	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	3

10.7	Form of Restricted Stock Agreement *	10

10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan *	5

10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	6

10.10	First Amended and Restated Refinancing Credit Agreement, dated as of December 19, 2013, by and among the Company, Wabtec Cooperatief UA, certain subsidiaries as the guarantors, the lenders party thereto and, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., as Joint Lead Arranges and Joint Book Runners, JP Morgan Chase Bank, N.A. as Syndication Agent, Bank of America, N.A., and Citizens Bank of Pennsylvania, Branch Banking and Trust Company and The Bank of Toyko-Mitsubish UFJ, Ltd., as Co-Documentation Agents	1

10.11	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Raymond T. Betler, Charles F. Kovac, R. Mark Cox, David L. DeNinno, Patrick D. Dugan, Scott E. Wahlstrom and Timothy R. Wesley*	7

10.12	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009 *	10

10.13	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	10

10.14	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended *	10

10.15	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended *	10

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

101.INS	XBRL Instance Document.	1

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	1

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).
3	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.
4	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on April 13, 2006.
5	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on March 31, 2011.
6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-13782) for the period ended September 30, 2008.

7	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782) dated July 2, 2009.
8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated February 22, 2011.
9	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 25, 2011.
10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 22, 2013.
11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated May 15, 2013.
12	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated August 8, 2013.
*	Management contract or compensatory plan.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, Management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded Napier Turbochargers Ltd. (“Napier”), Turbonetics Holdings, Inc. (“Turbonetics”), and Longwood Industries, Inc. (“Longwood”) from its assessment of internal controls over financial reporting as of December 31, 2013 because the Company acquired Napier effective February 1, 2013, Turbonetics effective July 30, 2013 and Longwood effective September 24, 2013.  Napier, Turbonetics and Longwood are wholly owned subsidiaries whose total assets represents 4.9%, 0.8% and 3.8%, respectively and whose total net assets represents 7.5%, 1.4% and 5.3%, respectively, and net income represents 1.8%, 0.1% and 0.1%, respectively and whose customer revenues represents 1.7%, 0.2% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Napier Turbochargers Ltd. (“Napier”), Turbonetics Holdings, Inc. (“Turbonetics”), and Longwood Industries, Inc. (“Longwood”) which are included in the 2013 consolidated financial statements of Westinghouse Air Brake Technologies Corporation and constituted 4.9%, 0.8% and 3.8%, respectively, of total assets and 7.5%, 1.4% and 5.3%, respectively, of total net assets as of December 31, 2013, and 1.8%, 0.1% and 0.1%, respectively, of net income and 1.7%, 0.2% and 0.7%, respectively, of customer revenue for the year then ended.  Our audit of internal control over financial reporting of Westinghouse Air Brake Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Napier, Turbonetics, and Longwood.

In our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 21, 2014

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except shares and par value	2013	2012
Assets
Current Assets
Cash and cash equivalents	$285,760	$215,766
Accounts receivable	349,458	292,786
Unbilled accounts receivable	205,045	97,129
Inventories	403,229	407,039
Deferred income taxes	50,622	60,894
Other	38,933	19,324
Total current assets	1,333,047	1,092,938
Property, plant and equipment	597,740	555,924
Accumulated depreciation	(321,662)	(311,836)
Property, plant and equipment, net	276,078	244,088
Other Assets
Goodwill	786,433	666,022
Other intangibles, net	385,679	308,321
Deferred income taxes	987	183
Other noncurrent assets	39,773	39,990
Total other assets	1,212,872	1,014,516
Total Assets	$2,821,997	$2,351,542

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$326,666	$248,593
Customer deposits	66,573	82,810
Accrued compensation	57,058	53,222
Accrued warranty	43,197	39,860
Current portion of long-term debt	421	43
Commitments and contingencies	485	435
Other accrued liabilities	85,000	128,096
Total current liabilities	579,400	553,059
Long-term debt	450,288	317,853
Accrued postretirement and pension benefits	50,003	66,388
Deferred income taxes	114,486	91,176
Commitments and contingencies	1,141	1,238
Accrued warranty	17,396	18,352
Other long-term liabilities	22,116	21,459
Total liabilities	1,234,830	1,069,525
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 95,909,948 and 95,407,368 outstanding
at December 31, 2013 and December 31, 2012, respectively	1,323	1,323
Additional paid-in capital	415,059	381,348
Treasury stock, at cost, 36,439,586 and 36,518,656 shares, at
December 31, 2013 and December 31, 2012, respectively	(372,969)	(349,388)
Retained earnings	1,576,702	1,297,111
Accumulated other comprehensive loss	(34,856)	(53,564)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	1,585,259	1,276,830
Non-controlling interest (minority interest)	1,908	5,187
Total shareholders’ equity	1,587,167	1,282,017
Total Liabilities and Shareholders’ Equity	$2,821,997	$2,351,542
The accompanying notes are an integral part of these statements.

 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012	2011
In thousands, except per share data
Net sales	$2,566,392	$2,391,122	$1,967,637
Cost of sales	(1,802,365)	(1,696,555)	(1,397,213)
Gross profit	764,027	694,567	570,424
Selling, general and administrative expenses	(262,718)	(245,709)	(247,534)
Engineering expenses	(46,289)	(41,307)	(37,193)
Amortization expense	(17,710)	(15,272)	(14,996)
Total operating expenses	(326,717)	(302,288)	(299,723)
Income from operations	437,310	392,279	270,701
Other income and expenses
Interest expense, net	(15,341)	(14,251)	(15,007)
Other (expense) income, net	(882)	(670)	(380)
Income from operations before income taxes	421,087	377,358	255,314
Income tax expense	(128,852)	(125,626)	(85,165)
Net income attributable to Wabtec shareholders	$292,235	$251,732	$170,149

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$3.05	$2.62	$1.77
Diluted
Net income attributable to Wabtec shareholders	$3.01	$2.60	$1.76

Weighted average shares outstanding
Basic	95,463	95,469	95,639
Diluted	96,832	96,742	96,657

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year ended December 31,
	2013	2012	2011
In thousands, except per share data
Net income attributable to Wabtec shareholders	$292,235	$251,732	$170,149
Foreign currency translation gain (loss)	5,345	14,428	(12,714)
Unrealized gain (loss) on foreign exchange contracts	(256)	-	191
Unrealized gain (loss) on interest rate swap contracts	1,066	(2,628)	1,096
Pension benefit plans and post-retirement benefit plans	21,102	(6,292)	(16,420)
Other comprehensive income (loss) before tax	27,257	5,508	(27,847)
Income tax (expense) benefit related to components of
other comprehensive income	(8,549)	1,825	5,027
Other comprehensive income (loss), net of tax	18,708	7,333	(22,820)
Comprehensive income attributable to Wabtec shareholders	$310,943	$259,065	$147,329

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
In thousands, except per share data
Operating Activities
Net income attributable to Wabtec shareholders	$292,235	$251,732	$170,149
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	51,193	44,136	44,849
Stock-based compensation expense	24,107	19,848	18,646
Deferred income taxes	15,248	581	(16,595)
(Gain) loss on disposal of property, plant and equipment	(15)	1,112	1,191
Excess income tax benefits from exercise of stock options	(4,266)	(3,125)	(4,415)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(149,699)	(22,976)	(68,697)
Inventories	26,060	(32,491)	(79,537)
Accounts payable	60,976	(12,483)	59,974
Accrued income taxes	(15,033)	(33,202)	31,514
Accrued liabilities and customer deposits	(48,831)	13,323	43,201
Other assets and liabilities	(16,322)	10,983	48,346
Net cash provided by operating activities	235,653	237,438	248,626
Investing Activities
Purchase of property, plant and equipment	(41,238)	(36,001)	(37,971)
Proceeds from disposal of property, plant and equipment	6,000	971	663
Acquisitions of businesses, net of cash acquired	(223,454)	(149,914)	(108,874)
Net cash used for investing activities	(258,692)	(184,944)	(146,182)
Financing Activities
Proceeds from debt	959,067	233,400	257,000
Payments of debt	(829,842)	(311,457)	(283,202)
Stock re-purchase	(32,998)	(46,556)	(26,022)
Proceeds from exercise of stock options and other benefit plans	5,165	4,431	4,899
Excess income tax benefits from exercise of stock options	4,266	3,125	4,415
Cash dividends ($0.13, $0.08 and $0.04 per share for years ended
December 31, 2013, 2012 and 2011	(12,644)	(7,666)	(3,849)
Net cash provided by (used for) financing activities	93,014	(124,723)	(46,759)
Effect of changes in currency exchange rates	19	2,380	(7,011)
Increase (decrease) in cash	69,994	(69,849)	48,674
Cash, beginning of year	215,766	285,615	236,941
Cash, end of year	$285,760	$215,766	$285,615

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
	Common	Common	Additional	Treasury	Treasury		Other
	Stock	Stock	Paid-in	Stock	Stock	Retained	Comprehensive
In thousands, except share and per share data	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, December 31, 2010	132,349,534	$1,323	339,861	(36,268,255)	(290,081)	886,745	(38,077)	899,771
Cash dividends ($0.04 dividend per share)	-	-	-	-	-	(3,849)		(3,849)
Proceeds from treasury stock issued from the exercise of stock options
and other benefit plans, net of tax	-	-	2,407	430,875	6,907	-	-	9,314
Stock based compensation	-	-	18,646	-	-	-	-	18,646
Net income	-	-	-	-	-	170,149	-	170,149
Translation adjustment	-	-	-	-	-	-	(12,714)	(12,714)
Unrealized gain on foreign exchange contracts, net of $70 tax	-	-	-	-	-	-	122	122
Unrealized gain on interest rate swap contracts, net of $434 tax	-	-	-	-	-	-	662	662
Change in pension and post-retirement benefit plans, net of $5,530 tax	-	-	-	-	-	-	(10,890)	(10,890)
Stock re-purchase	-	-	-	(438,600)	(26,022)	-	-	(26,022)
Balance, December 31, 2011	132,349,534	$1,323	360,914	(36,275,980)	(309,196)	1,053,045	(60,897)	1,045,189
Cash dividends ($0.08 dividend per share)	-	-	-	-	-	(7,666)	-	(7,666)
Proceeds from treasury stock issued from the exercise of stock options
and other benefit plans, net of tax	-	-	1,192	364,724	6,364	-	-	7,556
Stock based compensation	-	-	19,242	-	-	-	-	19,242
Net income	-	-	-	-	-	251,732	-	251,732
Translation adjustment	-	-	-	-	-	-	14,428	14,428
Unrealized (loss) on interest rate swap contracts, net of $1,040 tax	-	-	-	-	-	-	(1,588)	(1,588)
Change in pension and post-retirement benefit plans, net of $785 tax	-	-	-	-	-	-	(5,507)	(5,507)
Stock re-purchase	-	-	-	(607,400)	(46,556)	-	-	(46,556)
Balance, December 31, 2012	132,349,534	$1,323	381,348	(36,518,656)	(349,388)	1,297,111	(53,564)	1,276,830
Cash dividends ($0.13 dividend per share)	-	-	-	-	-	(12,644)	-	(12,644)
Proceeds from treasury stock issued from the exercise of stock options
and other benefit plans, net of tax	-	-	11,815	586,175	9,417	-	-	21,232
Stock based compensation	-	-	21,896	-	-	-	-	21,896
Net income	-	-	-	-	-	292,235	-	292,235
Translation adjustment	-	-	-	-	-	-	5,345	5,345
Unrealized (loss) on foreign exchange contracts, net of $61 tax	-	-	-	-	-	-	(195)	(195)
Unrealized gain on interest rate swap contracts, net of $422 tax	-	-	-	-	-	-	644	644
Change in pension and post-retirement benefit plans, net of $8,188 tax	-	-	-	-	-	-	12,914	12,914
Stock re-purchase	-	-	-	(507,105)	(32,998)	-	-	(32,998)
Balance, December 31, 2013	132,349,534	1,323	415,059	(36,439,586)	(372,969)	1,576,702	(34,856)	1,585,259

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In 2013, about 48% of the Company’s revenues came from customers outside the U.S.

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

Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $5.7 million and $6.7 million as of December 31, 2013 and 2012, respectively.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic) 350) – Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02).  The provisions of ASU 2012-02 provide an entity with the option to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If, based on the review of the qualitative factors, an entity determines it is not more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, no further action is required.  If an entity determines otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test required by prior accounting guidance.  The entity has the option to bypass the qualitative assessment and proceed directly to the fair value calculation and the entity may resume performing the qualitative analysis in any subsequent period.  ASU 2012-02 was effective for fiscal years beginning after September 15, 2012, with early adoption permitted if the financial statements for the most recent annual or interim period have not yet been issued.  We chose to early adopt these new accounting provisions effective with our intangible impairment review during the fourth quarter of fiscal 2012.  We determined, based upon our qualitative assessments, that the fair value calculation was not required for either 2012 and 2013 as there were no indications that the fair value of our indefinite-lived intangible assets was less than their carrying value.

In September 2011, the FASB issued Accounting Standards Updated (“ASU”) 2011-08 which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We adopted ASU 2011-08 for our 2011 and 2012 annual goodwill impairment test. For 2013, the Company opted to perform a quantitative assessment and determined that step two was not necessary.

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

Warranty Costs Warranty costs are accrued based on Management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $23.1 million, $22.9 million and $19.9 million for 2013, 2012 and 2011, respectively. Accrued warranty was $60.6 million and $58.2 million at December 31, 2013 and 2012, respectively.

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

Financial Derivatives and Hedging Activities The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At December 31, 2013, the Company had no forward contracts.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. Effective July 31, 2013, with a termination date of November 7, 2016, this interest rate swap agreement converts a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing.  The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that the interest rate swap agreement qualifies for special cash flow hedge accounting which requires the recording of the fair value of the interest rate swap agreement and permits the corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. As of December 31, 2013, the Company has recorded a current liability of $3.0 million and a corresponding offset in accumulated other comprehensive loss of $1.8 million, net of tax, related to this agreement.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other (expense) income, net were $3.5 million, $0.1 million and $2.0 million for 2013, 2012 and 2011, respectively.

Noncontrolling Interests In accordance with ASC 810, the Company has classified noncontrolling interests as equity on our condensed consolidated balance sheets as of December 31, 2013 and 2012. Net income attributable to noncontrolling interests for the years ended December 31, 2013, 2012 and 2011 was not material.

Other Comprehensive Income (Loss) Comprehensive income (loss) is defined as net income and all other non-owner changes in shareholders’ equity. The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments, foreign currency hedges, foreign exchange contracts, interest rate swaps, and pension and post retirement related adjustments.

Revenue Recognition Revenue is recognized in accordance with ASC 605 “Revenue Recognition,”  The Company recognized revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) an established sales price has been set with the customer; 4) collection of the sale revenue from the customer is reasonably assured; and 5) no contingencies exist.  Delivery is considered to have occurred when the customer assumes the risk and rewards of ownership.  The Company estimates and records provisions for quantity rebates and sales returns and allowances as an offset to revenue in the same period the related revenue is recognized, based upon its experience.  These items are included as a reduction in deriving net sales.

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $205.0 million and $97.1, customer deposits were $66.6 million and $82.8, and provisions for loss contracts were $14.0 million and $14.2 million at December 31, 2013 and 2012, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $19.2 million and $20.5 million at December 31, 2013 and 2012, respectively.

Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2013, 2012 and 2011.

Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.

Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2013, 2012 and 2011, the Company incurred costs of approximately $46.3 million, $41.3 million and $37.2 million, respectively.

Employees As of December 31, 2013, approximately 27% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective from 2014 through 2017. Agreements expiring in 2014 cover approximately 15% of the Company’s workforce.

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

The Company made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•

On September 24, 2013, the Company acquired Longwood Industries, Inc (“Longwood”), a manufacturer of specialty rubber products for transportation, oil and gas, and industrial markets, for a net purchase price of approximately $83.9 million, net of cash, resulting in preliminary goodwill of $36.0 million, none of which will be deductible for tax purposes.

•

On July 30, 2013, the Company acquired Turbonetics Holdings, Inc (“Turbonetics”), a manufacturer of turbochargers and related components for various industrial markets, for a net purchase price of approximately $23.2 million, net of cash, resulting in preliminary goodwill of $7.0 million, none of which will be deductible for tax purposes.

•

On February 26, 2013, the Company acquired Transdyne (“Transdyne”), a distributor of wear-protection components and other hardware used primarily on railroad freight cars, for a net purchase price of approximately $2.4 million, net of cash, resulting in preliminary goodwill of $0.5 million, which will be deductible for tax purposes.

•

On January 31, 2013, the Company acquired Napier Turbochargers Ltd. (“Napier”), a UK-based provider of turbochargers and related parts for the worldwide power generation and marine markets, for a net purchase price of approximately $112.3 million, net of cash, resulting in preliminary goodwill of $65.4 million, none of which will be deductible for tax purposes.

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

For the Napier, Transdyne, Turbonetics and Longwood acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  For the Winco acquisition, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the acquisition.

	Longwood	Turbonetics	Transdyne	Napier	Winco
In thousands	September 24, 2013	July 30, 2013	February 26, 2013	January 31, 2013	July 31, 2012
Current assets	$18,162	$5,562	$1,062	$15,848	$1,584
Property, plant & equipment	14,838	996	83	8,836	47
Goodwill and other intangible assets	75,411	18,135	1,485	106,030	6,471
Other assets	187	—	—	—	1,825
Total assets acquired	108,598	24,693	2,630	130,714	9,927
Total liabilities assumed	(24,735)	(1,510)	(228)	(18,373)	(6,271)
Net assets acquired	$83,863	$23,183	$2,402	$112,341	$3,656

The Company made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•       On February 12, 2014, the Company signed a definitive agreement to acquire Fandstan Electric Group Ltd. (“Fandstan”), a leading rail and industrial equipment manufacturer for a variety of markets, including rail and tram transportation, industrial and energy, for a purchase price of approximately $215.0 million.  The Company expects the transaction to be completed in the first quarter of 2014, subject to customary closing conditions and competition authority clearance.

•

On October 1, 2012, the Company acquired LH Group (“LH”), a UK-based provider of maintenance and overhaul services for the passenger transit market, for a net purchase price of approximately $48.1 million, net of cash, resulting in additional goodwill of $20.1 million, none of which will be deductible for tax purposes.

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

 For the LH, Tec Tran and Mors Smitt acquisitions, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the acquisition.

	LH Group	Tec Tran	Mors Smitt
In thousands	October 1, 2012	July 13, 2012	June 14, 2012
Current assets	$19,126	$1,955	$23,649
Property, plant & equipment	5,874	116	10,389
Goodwill and other intangible assets	38,712	6,717	79,730
Other assets	—	—	944
Total assets acquired	63,712	8,788	114,712
Total liabilities assumed	(15,592)	(470)	(24,724)
Net assets acquired	$48,120	$8,318	$89,988

The 2013 acquisitions listed above include escrow deposits of $20.8 million, which may be released to the Company for indemnity and other claims in accordance with the purchase and escrow agreements.

The total goodwill and other intangible assets for acquisitions listed in the tables above was $332.6 million, of which $177.4 million and $155.2 million was related to goodwill and other intangible assets, respectively.  Of the allocation of $155.2 million of acquired intangible assets for the companies listed in the above tables, $105.0 million was assigned to customer relationships, $39.4 million was assigned to trade names, $5.2 million was assigned to patents, $0.8 million was assigned to favorable leasehold interest, $0.6 million was assigned to non-compete agreements and $4.2 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ useful life is 20 years, the patents’ useful life is 12 years, the favorable leasehold useful life is five years and non-compete agreements useful life is two years.

The following unaudited pro forma financial information presents income statement results as if the acquisition of Winco, Mors Smitt, Tec Tran, LH, Napier, Transdyne, Turbonetics and Longwood had occurred January 1, 2012:

	For the year ended December 31,
In thousands, except per share	2013	2012
Net sales	$2,629,417	$2,622,843
Gross profit	777,139	759,368
Net income attributable to Wabtec shareholders	297,040	275,403
Diluted earnings per share
As reported	$3.01	$2.60
Pro forma	$3.07	$2.84

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the year ended December 31,
In thousands	2013	2012	2011
Interest paid during the year	$15,601	$16,309	$16,505
Income taxes paid during the year, net of amount refunded	137,945	135,691	68,053
Business acquisitions:
Fair Value of assets acquired	$267,306	$198,066	$160,862
Liabilities assumed	44,846	46,009	47,620
Cash paid	222,460	152,057	113,242
Less cash acquired	671	2,303	4,248
Net cash paid	$221,789	$149,754	$108,994

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200 million of the Company’s outstanding shares. This share repurchase authorization supersedes the previous authorization of $150 million of which $44.4 million remained. Through December 31, 2013, no shares have been repurchased under the new authorization.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conform to the requirements under the 2013 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first and second quarters of 2013, no shares were repurchased. During the third quarter of 2013, the Company repurchased 93,205 shares at an average price of $58.86 per share. During the fourth quarter of 2013, the Company repurchased 413,900 shares at an average price of $66.47 per share. All purchases were on the open market.

During the first quarter of 2012, no shares were repurchased. During the second quarter of 2012, the Company repurchased 597,600 shares at an average price of $36.69 per share. During the third quarter of 2012, the Company repurchased 155,000 shares at an average price of $39.16 per share. During the fourth quarter of 2012, the Company repurchased 462,200 shares at an average price of $40.15 per share. All purchases were on the open market.

5.	INVENTORIES

The components of inventory, net of reserves, were:

	December 31,
In thousands	2013	2012
Raw materials	$165,906	$186,341
Work-in-progress	137,449	129,605
Finished goods	99,874	91,093
Total inventories	$403,229	$407,039

6.	PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

	December 31,
In thousands	2013	2012
Machinery and equipment	$440,297	$406,574
Buildings and improvements	138,469	129,869
Land and improvements	16,271	16,297
Locomotive leased fleet	2,703	3,184
PP&E	597,740	555,924
Less: accumulated depreciation	(321,662)	(311,836)
Total	$276,078	$244,088

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Buildings and improvements	20 to 40
Machinery and equipment	3 to 15
Locomotive leased fleet	4 to 15

Depreciation expense was $33.5 million, $28.9 million, and $29.9 million for 2013, 2012 and 2011, respectively.

7.	INTANGIBLES

Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Goodwill and indefinite lived intangible assets are reviewed annually during the fourth quarter for impairment (See Note 2 “Summary of Significant Accounting Policies” included herein). Goodwill and indefinite live intangible assets were not impaired at December 31, 2013 and 2012.

The change in the carrying amount of goodwill by segment for the year ended December 31, 2013 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2012	$397,184	$268,838	$666,022
Adjustment to preliminary purchase price allocation of acquisitions	(855)	1,303	448
Acquisitions	115,062	--	115,062
Foreign currency impact	(1,727)	6,628	4,901
Balance at December 31, 2013	$509,664	$276,769	$786,433

As of December 31, 2013 and 2012, the Company’s trademarks had a net carrying amount of $156.8 million and $131.3 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2013	2012
Patents, non-compete, and other intangibles, net of accumulated amortization of $37,824 and $35,556	$15,561	$11,835
Customer relationships, net of accumulated amortization of $44,910 and $31,572	213,324	165,160
Total	$228,885	$176,995

The remaining weighted average useful lives of patents, customer relationships and intellectual property were ten years, 17 years and 16 years respectively. Amortization expense for intangible assets was $17.7 million, $15.3 million, and $15.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

2014	$17,574
2015	$16,131
2016	$15,980
2017	$15,084
2018	$14,448

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In thousands	2013	2012
4.375% senior notes, due 2023	$250,000	$—
6.875% senior notes, due 2013	—	150,000
Revolving Credit Facility	200,000	167,000
Capital Leases	709	896
Total	450,709	317,896
Less—current portion	421	43
Long-term portion	$450,288	$317,853

2013 Refinancing Credit Agreement

On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the company with a $800 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At December 31, 2013, the Company had available bank borrowing capacity, net of $59.8 million of letters of credit, of approximately $540.2 million, subject to certain financial covenant restrictions.

Under the 2013 Refinancing Credit Agreement, the Company may elect a Base Rate of interest for U.S. Dollar denominated loans or, for certain currencies,  an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest, or other rates appropriate for such currencies  (in any case, “the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranges from 0 to 75 basis points. The Alternate Rate is based on the quoted rates specific to the applicable currency, plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 0 basis points and the Alternate Rate margin is 100 basis points.

At December 31, 2013 the weighted average interest rate on the Company’s variable rate debt was 1.17%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

The 2013 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2013 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to cash flow ratio of 3.25. The Company does not expect that these measurements will limit the Company in executing our operating activities. See Note 8 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

2011 Refinancing Credit Agreement

On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provided the company with a $600 million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility was set to expire on November 7, 2016.

Under the 2011 Refinancing Credit Agreement, the Company may have elected a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusted on a daily basis and was the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points plus a margin that ranged from 0 to 75 basis points. The Alternate Rate was based on quoted LIBOR rates plus a margin that ranged from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins were dependent on the Company’s consolidated total indebtedness to cash flow ratios. The current Base Rate margin was 0 basis points and the Alternate Rate margin was 100 basis points.

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

Debt and Capital Leases

Scheduled principal repayments of debt and capital lease balances as of December 31, 2013 are as follows:

2014	$421
2015	103
2016	86
2017	51
2018	200,030
Future years	250,018
Total	$450,709

9.EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German, and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee. The Company uses a December 31 measurement date for the plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

Obligations and Funded Status

	U.S.		International
In thousands	2013	2012	2013	2012
Change in projected benefit obligation
Obligation at beginning of year	$(52,226)	$(52,351)	$(163,507)	$(144,641)
Service cost	(432)	(379)	(2,035)	(2,006)
Interest cost	(1,960)	(2,113)	(6,661)	(7,114)
Employee contributions	—	—	(442)	(419)
Plan curtailments and amendments	—	—	34	—
Benefits paid	3,586	3,548	6,554	9,335
Expenses and premiums paid	—	—	360	541
Acquisition	—	—	—	(1,050)
Actuarial gain (loss)	3,942	(931)	(7,860)	(13,360)
Effect of currency rate changes	—	—	2,626	(4,793)

Obligation at end of year	$(47,090)	$(52,226)	$(170,931)	$(163,507)

Change in plan assets
Fair value of plan assets at beginning of year	$42,403	$39,951	$144,089	$131,327
Actual return on plan assets	4,163	4,484	17,273	10,621
Employer contributions	—	1,516	4,810	6,739
Employee contributions	—	—	442	419
Benefits paid	(3,586)	(3,548)	(6,554)	(9,335)
Expenses and premiums paid	—	—	(360)	(541)
Acquisition	—	—	—	667
Effect of currency rate changes	—	—	(2,995)	4,192

Fair value of plan assets at end of year	$42,980	$42,403	$156,705	$144,089

Funded status
Fair value of plan assets	$42,980	$42,403	$156,705	$144,089
Benefit obligations	(47,090)	(52,226)	(170,931)	(163,507)

Funded Status	$(4,110)	$(9,823)	$(14,226)	$(19,418)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—	$3,554	$930
Current liabilities	—	—	(44)	(47)
Noncurrent liabilities	(4,110)	(9,823)	(17,736)	(20,301)

Net amount recognized	$(4,110)	$(9,823)	$(14,226)	$(19,418)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$(647)	$(801)
Prior service costs	(36)	(98)	(223)	(390)
Net actuarial loss	(22,249)	(30,557)	(40,359)	(45,824)

Net amount recognized	$(22,285)	$(30,655)	$(41,229)	$(47,015)

The aggregate accumulated benefit obligation for the U.S. pension plans was $46.3 million and $51.4 million as of December 31, 2013 and 2012, respectively. The aggregate accumulated benefit obligation for the international pension plans was $159.8 million and $154.2 million as of December 31, 2013 and 2012, respectively.

	U.S.		International
In thousands	2013	2012	2013	2012
Information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$(47,090)	$(52,226)	$(117,717)	$(125,145)
Accumulated benefit obligation	(46,316)	(51,428)	(108,182)	(115,885)
Fair value of plan assets	42,980	42,403	100,798	104,797
Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$(47,090)	$(52,226)	$(126,998)	$(125,145)
Fair value of plan assets	42,980	42,403	109,219	104,797

Components of Net Periodic Benefit Costs

	U.S.			International
In thousands	2013	2012	2011	2013	2012	2011
Service cost	$432	$379	$309	$2,035	$2,006	$3,204
Interest cost	1,960	2,113	2,428	6,661	7,114	7,575
Expected return on plan assets	(2,977)	(3,095)	(3,331)	(8,418)	(8,132)	(8,477)
Amortization of initial net obligation and prior service cost	62	62	62	270	322	380
Amortization of net loss	3,180	2,968	2,502	3,107	2,412	1,665
Settlement and Curtailment losses recognized	—	—	—	168	1,149	1,024

Net periodic benefit cost	$2,657	$2,427	$1,970	$3,823	$4,871	$5,371

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2013 are as follows:

In thousands	U.S.	International
Net gain (loss) arising during the year	$5,128	$996
Effect of exchange rates	—	1,211
Amortization, settlement, or curtailment recognition of net transition obligation	—	160
Amortization or curtailment recognition of prior service cost	62	144
Amortization or settlement recognition of net loss	3,180	3,275

Total recognized in other comprehensive income (loss)	$8,370	$5,786

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$5,713	$1,963

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International
	2013	2012	2011	2013	2012	2011
Discount rate	4.70%	3.90%	4.30%	4.43%	4.30%	4.96%
Expected return on plan assets	6.20%	7.50%	7.50%	6.07%	6.09%	6.12%
Rate of compensation increase	3.00%	3.00%	3.00%	3.59%	3.10%	3.21%

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

As of December 31, 2013 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2014.

In thousands	U.S.	International
Net transition obligation	$—	$169
Prior service cost	23	90
Net actuarial loss	2,599	2,847

	$2,622	$3,106

Pension Plan Assets

The Company has established formal investment policies for the assets associated with our pension plans. Objectives include maximizing long-term return at acceptable risk levels and diversifying among asset classes. Asset allocation targets are based on periodic asset liability study results which help determine the appropriate investment strategies. The investment policies permit variances from the targets within certain parameters. The plan assets consist primarily of equity security funds, debt security funds, and temporary cash and cash equivalent investments. The assets held in these funds are generally passively managed and are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy (See Note 17 “Fair Value Measurement” included herein). Plan assets by asset category at December 31, 2013 and 2012 are as follows:

	U.S.		International
In thousands	2013	2012	2013	2012
Pension Plan Assets
Equity security funds	$21,562	$21,081	$84,699	$77,715
Debt security funds and other	20,749	20,785	66,238	65,674
Cash and cash equivalents	669	537	5,768	700

Fair value of plan assets	$42,980	$42,403	$156,705	$144,089

The U.S. pension plan has a target asset allocation of 50% equity securities and 50% debt securities. The Canadian and German pension plans have target asset allocations of 50% equity securities and 50% debt securities. The United Kingdom plan has a target asset allocation of 62.5% equity securities and 37.5% debt securities. Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Rebalancing of the asset allocation occurs on a quarterly basis.

Cash Flows

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $5.2 million to the international plans and does not expect to make a contribution to the U.S. plans during 2014.

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2014	$3,562	$6,737
2015	3,610	6,765
2016	3,534	6,723
2017	3,555	7,210
2018	3,511	7,520
2019 through 2023	17,190	42,394

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

Obligations and Funded Status

	U.S.		International
In thousands	2013	2012	2013	2012
Change in projected benefit obligation
Obligation at beginning of year	$(33,807)	$(33,464)	$(4,296)	$(4,003)
Service cost	(47)	(24)	(48)	(45)
Interest cost	(1,113)	(1,387)	(172)	(201)
Benefits paid	2,641	1,197	220	270
Actuarial (loss) gain	6,466	(129)	153	(228)
Effect of currency rate changes	—	—	272	(89)

Obligation at end of year	$(25,860)	$(33,807)	$(3,871)	$(4,296)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	1,158	1,197	220	270
Benefits paid	(1,158)	(1,197)	(220)	(270)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status
Fair value of plan assets	$—	$—	$—	$—
Benefit obligations	(25,860)	(33,807)	(3,871)	(4,296)

Funded status	$(25,860)	$(33,807)	$(3,871)	$(4,296)

	U.S.		International
In thousands	2013	2012	2013	2012
Amounts recognized in the statement of financial position consist of:
Current liabilities	$(1,357)	$(1,509)	$(217)	$(330)
Noncurrent liabilities	(24,503)	(32,298)	(3,654)	(3,966)

Net amount recognized	$(25,860)	$(33,807)	$(3,871)	$(4,296)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$—	$—
Prior service credit	11,722	12,663	44	265
Net actuarial (loss) gain	(21,619)	(29,719)	761	753

Net amount recognized	$(9,897)	$(17,056)	$805	$1,018

Components of Net Periodic Benefit Cost

	U.S.			International
In thousands	2013	2012	2011	2013	2012	2011
Service cost	$47	$24	$31	$48	$45	$56
Interest cost	1,113	1,387	1,610	172	201	231
Amortization of initial net obligation and prior service credit	(2,689)	(2,608)	(2,661)	(211)	(240)	(243)
Amortization of net loss (gain)	1,634	1,790	1,761	(93)	(90)	(142)

Net periodic benefit cost (credit)	$105	$593	$741	$(84)	$(84)	$(98)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2013 are as follows:

In thousands	U.S.	International
Net gain arising during the year	$8,214	$153
Effect of exchange rates	—	(62)
Amortization or curtailment recognition of prior service cost	(2,689)	(211)
Amortization or settlement recognition of net loss (gain)	1,634	(93)

Total recognized in other comprehensive income (loss)	$7,159	$(213)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$7,054	$(129)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds.

	U.S.			International
	2013	2012	2011	2013	2012	2011
Discount rate	4.70%	3.90%	4.30%	4.60%	4.30%	5.15%

As of December 31, 2013 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2014.

In thousands	U.S.	International
Prior service credit	$(2,729)	$(9)
Net actuarial loss (gain)	1,423	(55)

	$(1,306)	$(64)

The assumed health care cost trend rate for the U.S. plans grades from an initial rate of 7.0% to an ultimate rate of 4.5% by 2027 and for international plans from 7.0% to 4.5% by 2027. A 1% increase in the assumed health care cost trend rate will increase the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $159,000 and $17,000, respectively, for 2013, and increase the accumulated postretirement benefit obligation by approximately $3.3 million and $237,000, respectively. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $134,000 and $15,000, respectively, for 2013, and decrease the accumulated postretirement benefit obligation by approximately $2.8 million and $219,000, respectively.

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2014	$1,357	$217
2015	1,365	228
2016	1,431	235
2017	1,454	233
2018	1,558	245
2019 through 2023	8,924	1,430

Defined Contribution Plans

The Company also participates in certain defined contribution plans and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended December 31,
In thousands	2013	2012	2011
Multi-employer pension and health & welfare plans	$2,678	$2,122	$1,574
401(k) savings and other defined contribution plans	17,291	14,394	11,045

Total	$19,969	$16,516	$12,619

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2013 and 2012, the plan held on behalf of its participants about 713,200 shares with a market value of $53.0 million, and 742,400 shares with a market value of $32.5 million, respectively.

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

The Company’s participation in multiemployer plans for the year ended December 31, 2013 is outlined in the table below. For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

		Pension Protection Act Zone Status (b)		FIP / RP Status Pending / Implemented (c)	Contributions by the Company				Expiration Dates of Collective Bargaining Agreements
Pension Fund	EIN / PN (a)	2012	2011		2013	2012	2011	Surcharge Imposed (d)
Idaho Operating Engineers– Employers Pension Trust Fund	EIN # 91- 6075538 Plan #001	Green	Green	No	$2,154(1)	$1,803(1)	$1,269(1)	No	6/30/2015
Automobile Mechanics’ Local No 701 Union and Industry Pension Plan	EIN #36-6042061 Plan #001	Red	Red	Yes (2)	$525	$310	$298	Yes (3)	12/11/2014

Other Plans					$0	$9	$7

Total Contributions					$2,678	$2,122	$1,574

(1)	The Company’s contribution represents more than 5% of the total contributions to the plan.
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
(b)

The most recent Pension Protection Act Zone Status available for 2012 and 2011 is for plan years that ended in 2012 and 2011, respectively. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

(c)

The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2013.

(d)

The “Surcharge Imposed” column indicates whether the Company’s contribution rate for 2013 included an amount in addition the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

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

The components of the income from operations before provision for income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended December 31,
In thousands	2013	2012	2011
Domestic	$285,395	$273,234	$161,108
Foreign	135,692	104,124	94,206
Income from operations before income taxes	$421,087	$377,358	$255,314

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $515.8 million at December 31, 2013. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $5.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 2013.

The consolidated provision for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2013	2012	2011
Current taxes
Federal	$70,459	$81,630	$57,272
State	13,173	16,415	12,203
Foreign	29,972	27,000	32,285
	$113,604	$125,045	$101,760
Deferred taxes
Federal	11,146	(2,203)	(10,591)
State	1,375	851	(2,326)
Foreign	2,727	1,933	(3,678)
	15,248	581	(16,595)
Total provision	$128,852	$125,626	$85,165

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2013	2012	2011
U. S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.2	2.8	2.3
Tax reserves	0.0	0.3	(0.5)
Foreign	(3.9)	(2.7)	(2.0)
Research and development credit	(0.6)	(0.2)	(0.9)
Manufacturing deduction	(1.7)	(2.1)	(1.6)
Other, net	(0.4)	0.2	1.1
Effective rate	30.6%	33.3%	33.4%

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows or financial position.

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes. These deferred income taxes will be recognized as future tax benefits or costs when the temporary differences reverse.

Components of deferred tax assets and liabilities were as follows:

	December 31,
In thousands	2013	2012
Deferred income tax assets:
Accrued expenses and reserves	$32,243	$38,288
Warranty reserve	16,783	15,496
Deferred compensation/employee benefits	21,326	14,117
Pension and postretirement obligations	17,920	25,685
Inventory	10,089	9,841
Net operating loss carry forwards	5,770	4,744
Tax credit carry forwards	4,126	2,857
Gross deferred income tax assets	108,257	111,028
Valuation allowance	3,332	2,141
Total deferred income tax assets	104,925	108,887
Deferred income tax liabilities:
Property, plant & equipment	25,440	24,273
Intangibles	140,317	112,431
Other	2,045	2,282
Total deferred income tax liabilities	167,802	138,986
Net deferred income tax liability	$(62,877)	$(30,099)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2013, the valuation allowance for certain foreign carryforwards was $3.3 million.

State and foreign tax credit carry-forwards of approximately $4.1 million expire in various periods from December 31, 2015 to December 31, 2030. State net operating loss carry-forwards in the amount of $69.2 million expire in various periods from December 31, 2015 to December 31, 2034.

As of December 31, 2013, the liability for income taxes associated with uncertain tax positions was $10.5 million, of which $4.7 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2012, the liability for income taxes associated with uncertain tax positions was $11.3 million, of which $3.7 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the liability for income taxes associated with uncertain tax positions follows:

In thousands	2013	2012	2011
Gross liability for uncertain tax positions at beginning of year	$11,267	$8,204	$9,974
Gross increases—uncertain tax positions in prior periods	55	180	859
Gross increases—current period uncertain tax positions	3,279	4,649	375
Gross decreases—audit settlements during year	(2,515)	(648)	(1,889)
Gross decreases—expiration of audit statute of limitations	(1,555)	(1,118)	(1,115)
Gross liability for uncertain tax positions at end of year	$10,531	$11,267	$8,204

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013, the total interest and penalties accrued was approximately $1.5 million and $0.9 million, respectively. As of December 31, 2012, the total interest and penalties accrued was approximately $2.5 million and $1.4 million, respectively.

With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2011. At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $0.3 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

11.	EARNINGS PER SHARE

The computation of earnings per share from operations is as follows:

	For the Year Ended December 31,
In thousands, except per share	2013	2012	2011
Numerator
Numerator for basic and diluted earnings per common share—net income attributable to Wabtec shareholders	$292,235	$251,732	$170,149
Less: dividends declared—common shares and non-vested restricted stock	(12,644)	(7,666)	(3,849)
Undistributed earnings	279,591	244,066	166,300
Percentage allocated to common shareholders (1)	99.5%	99.5%	99.5%
	278,193	242,846	165,469
Add: dividends declared—common shares	12,583	7,625	3,829
Numerator for basic and diluted earnings per common share	$290,776	$250,471	$169,298
Denominator
Denominator for basic earnings per common share—weighted-average shares	95,463	95,469	95,639
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,369	1,273	1,018
Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	96,832	96,742	96,657
Net income per common share attributable to Wabtec shareholders
Basic	$3.05	$2.62	$1.77
Diluted	$3.01	$2.60	$1.76

(1) Basic weighted-average common shares outstanding	95,463	95,469	95,639
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	95,932	95,976	96,149
Percentage allocated to common shareholders	99.5%	99.5%	99.5%

Options to purchase approximately 12,000, 38,000, and 50,000 shares of Common Stock were outstanding in 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

12.	STOCK-BASED COMPENSATION PLANS

As of December 31, 2013, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10 year term through March 27, 2021 and as of December 31, 2013 the number of shares available for future grants under the 2011 Plan was 3,731,087 shares, which includes remaining shares to grant under the 2000 Plan.  The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan (“ the Directors Plan”).  The Directors Plan, as amended, authorizes a total of 1,000,000 shares of Common Stock to be issued. Under the Directors Plan options issued become exercisable over a three-year vesting period and expire ten years from the date of grant and restricted stock issued under the plan vests one year from the date of grant. As compensation for directors’ fees for the years ended December 31, 2013, 2012 and 2011, the Company issued a total of 17,875, 22,010 and 23,272 shares of restricted stock to non-employee directors. The total number of shares issued under the plan as of December 31, 2013 was 823,760 shares. No awards may be made under the Directors Plan subsequent to October 31, 2016.

Stock-based compensation expense for all of the plans was $24.1 million, $19.8 million and $18.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company recognized associated tax benefits related to the stock-based compensation plans of $7.9 million, $5.9 million and $5.1 million for the respective periods. Included in the stock-based compensation expense for 2013 above is $2.3 million of expense related to stock options, $5.6 million related to non-vested restricted stock, $2.1 million related to restricted stock units, $13.1 million related to incentive stock awards and $1.0 million related to awards issued for Directors’ fees. At December 31, 2013, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock awards expected to vest totaled $21.0 million and will be recognized over a weighted average period of 1.2 years.

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

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and Directors Plan for the years ended December 31:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2010	1,996,778	$13.92	6.2	$25,018
Granted	252,892	29.03		1,505
Exercised	(505,720)	9.69		(12,788)
Canceled	(19,166)	13.96		(403)
Outstanding at December 31, 2011	1,724,784	$17.37	6.5	$30,362
Granted	151,396	35.36		1,274
Exercised	(346,736)	12.78		(10,746)
Canceled	(63,766)	19.11		(1,573)
Outstanding at December 31, 2012	1,465,678	$20.24	6.3	$34,487
Granted	116,392	48.29		3,024
Exercised	(344,806)	14.98		(20,444)
Canceled	(4,402)	26.61		(210)
Outstanding at December 31, 2013	1,232,862	$24.36	6.1	$61,530
Exercisable at December 31, 2013	798,316	$18.76	5.3	$44,317

Options outstanding at December 31, 2013 were as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Currently Exercisable	Weighted Average Exercise Price of Options Currently Exercisable
Under $10.00	1,666	$8.54	1.2	1,666	$8.54
10.00 – 15.00	269,084	14.39	5.0	269,084	14.39
15.00 – 23.00	452,332	18.19	4.9	399,848	18.07
23.00 – 30.00	231,746	28.60	6.8	93,978	28.45
Over 30.00	278,034	40.62	8.5	33,740	35.21
	1,232,862	$24.36		798,316	$18.76

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2013	2012	2011
Dividend yield	.21%	.23%	.08%
Risk-free interest rate	1.4%	1.4%	3.0%	%
Stock price volatility	43.8	45.0	45.6
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the year	$17.60	$13.21	$11.60

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of December 31, 2013, the Company estimates that it will achieve 200%, 164% and 100% for the incentive stock awards expected to vest based on performance for the three year periods ending December 31, 2013, 2014, and 2015, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the non-vested restricted stock and incentive stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan, and Directors Plan, and incentive stock awards activity and related information for the 2011 Plan and the 2000 Plan with related information for the years ended December 31:

	Non-Vested Restricted Stock	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	553,254	712,654	$17.95
Granted	227,164	234,300	14.18
Vested	(224,660)	(134,684)	18.24
Adjustment for incentive stock awards expected to vest	—	484,452	23.06
Canceled	(6,540)	(3,998)	17.41
Outstanding at December 31, 2011	549,218	1,292,724	$22.02
Granted	223,960	237,320	35.45
Vested	(197,388)	(244,158)	17.87
Adjustment for incentive stock awards expected to vest	—	69,778	32.77
Canceled	(29,016)	(26,586)	22.52
Outstanding at December 31, 2012	546,774	1,329,078	$26.69
Granted	173,887	200,090	48.62
Vested	(204,494)	(570,918)	20.86
Adjustment for incentive stock awards expected to vest	—	91,694	33.49
Canceled	(6,038)	(6,350)	26.98
Outstanding at December 31, 2013	510,129	1,043,594	$35.27

13.OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were:

	December 31,
In thousands	2013	2012
Foreign currency translation gain	$17,326	$11,981
Unrealized loss on interest rate swap contracts, net of tax of $1,252 and $1,612	(2,010)	(2,459)
Pension and post-retirement benefit plans, net of tax of $(22,434) and $(30,622)	(50,172)	(63,086)
Total accumulated other comprehensive loss	$(34,856)	$(53,564)

The changes in accumulated other comprehensive loss by component, net of tax, for the year-ended December 31, 2013 are as follows:

In thousands	Foreign currency translation	Interest rate swap contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2012	$11,981	$(2,459)	$(63,086)	$(53,564)
Other comprehensive income before reclassifications	5,345	449	9,264	15,058
Amounts reclassified from accumulated other comprehensive income	-	-	3,650	3,650
Net current period other comprehensive income	5,345	449	12,914	18,708
Balance at December 31, 2013	$17,326	$(2,010)	$(50,172)	$(34,856)

Reclassifications out of accumulated other comprehensive loss for the year-ended December 31, 2013 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(2,568)	Cost of sales
Amortization of net loss	7,828	Cost of sales
	5,260	Income from Operations
	(1,610)	Income tax expense
	$3,650	Net income

14.	OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.

Total net rental expense charged to operations in 2013, 2012, and 2011 was $18.2 million, $14.7 million and $13.4 million respectively. The amounts above are shown net of sublease rentals of $0.3 million, $0.2 million and $0.3 million for the years 2013, 2012 and 2011, respectively.

 Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

In thousands	Real Estate	Equipment	Total
2014	$15,241	$1,350	$16,591
2015	13,461	924	14,385
2016	12,569	538	13,107
2017	9,794	151	9,945
2018	7,832	42	7,874
2019 and after	25,821	10	25,831

15.	WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended December 31,
In thousands	2013	2012
Balance at beginning of period	$58,212	50,640
Warranty expense	23,059	22,862
Acquisitions	2,227	1,529
Warranty payments	(20,603)	(16,972)
Foreign currency impact/other	(2,302)	153
Balance at end of period	$60,593	$58,212

16.	PREFERRED STOCK

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2013 and 2012 there was no preferred stock issued or outstanding.

17.	FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2013, which are included in other current liabilities on the Consolidated Balance sheet:

	Fair Value Measurements at December 31, 2013 Using
In thousands	Total Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreement	3,005	—	3,005	—
Total	$3,005	$—	$3,005	$—

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2012, which are included in other current liabilities on the Consolidated Balance sheet:

	Fair Value Measurements at December 31, 2012 Using
In thousands	Total Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	4,070	—	4,070	—
Total	$4,070	$—	$4,070	$—

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

The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at December 31, 2013 and December 31, 2012. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes and the 2003 Notes are considered Level 2 based on the fair value valuation hierarchy.

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	December 31, 2013		December 31, 2012
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swap agreement	$3,005	$3,005	$4,070	$4,070
4.375% Senior Notes	250,000	253,135	—	—
6.875% Senior Notes	—	—	150,000	154,125

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

Segment financial information for 2013 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,398,103	$1,168,289	$—	$2,566,392
Intersegment sales/(elimination)	25,463	6,992	(32,455)	—
Total sales	$1,423,566	$1,175,281	$(32,455)	$2,566,392
Income (loss) from operations	$309,133	$143,634	$(15,457)	$437,310
Interest expense and other	—	—	(16,223)	(16,223)
Income (loss) from operations before income taxes	$309,133	$143,634	$(31,680)	$421,087
Depreciation and amortization	30,645	19,103	1,445	51,193
Capital expenditures	22,020	17,119	2,099	41,238
Segment assets	2,258,773	1,706,829	(1,143,605)	2,821,997

Segment financial information for 2012 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,501,911	$889,211	$—	$2,391,122
Intersegment sales/(elimination)	22,670	7,752	(30,422)	—
Total sales	$1,524,581	$896,963	$(30,422)	$2,391,122
Income (loss) from operations	$314,627	$94,861	$(17,209)	$392,279
Interest expense and other	—	—	(14,921)	(14,921)
Income (loss) from operations before income taxes	$314,627	$94,861	$(32,130)	$377,358
Depreciation and amortization	26,436	16,583	1,117	44,136
Capital expenditures	25,095	8,688	2,218	36,001
Segment assets	1,895,512	1,599,835	(1,143,805)	2,351,542

Segment financial information for 2011 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,210,059	$757,578	$—	$1,967,637
Intersegment sales/(elimination)	16,703	6,419	(23,122)	—
Total sales	$1,226,762	$763,997	$(23,122)	$1,967,637
Income (loss) from operations	$225,282	$83,760	$(38,341)	$270,701
Interest expense and other	—	—	(15,387)	(15,387)
Income (loss) from operations before income taxes	$225,282	$83,760	$(53,728)	$255,314
Depreciation and amortization	29,216	14,864	769	44,849
Capital expenditures	24,118	11,857	1,996	37,971
Segment assets	1,799,385	1,102,370	(742,802)	2,158,953

The following geographic area data as of and for the years ended December 31, 2013, 2012 and 2011, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2013	2012	2011	2013	2012	2011
United States	$1,336,604	$1,199,294	$1,051,372	$150,952	$131,850	$126,837
United Kingdom	297,139	255,326	182,653	43,733	28,905	21,046
Canada	167,417	194,493	157,379	6,442	11,043	12,982
Australia	141,056	191,994	106,254	5,033	5,151	5,075
Mexico	128,184	139,089	104,384	5,862	4,886	5,281
Brazil	78,532	96,620	70,786	1,031	1,082	893
France	37,925	42,310	35,199	3,404	3,564	15
Italy	42,702	39,462	50,412	21,374	20,926	21,937
Germany	54,869	38,574	33,452	13,599	12,914	13,211
China	30,226	28,886	20,641	7,863	7,555	6,248
Other international	251,738	165,074	155,105	16,785	16,212	8,497
Total	$2,566,392	$2,391,122	$1,967,637	$276,078	$244,088	$222,022

Export sales from the Company’s United States operations were $542.3 million, $579.6 million and $410.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Sales by product are as follows:

In thousands	2013	2012	2011
Specialty Products & Electronics	$1,041,771	$1,094,148	$880,030
Remanufacturing, Overhaul & Build	655,387	496,883	331,787
Brake Products	567,730	527,399	497,968
Other Transit Products	204,115	197,634	195,251
Other	97,389	75,058	62,601
Total Sales	$2,566,392	$2,391,122	$1,967,637

20.	OTHER INCOME (EXPENSE)

The components of other expense are as follows:

	For the year ended December 31,
In thousands	2013	2012	2011
Foreign currency loss	$(3,512)	$(134)	$(2,041)
Other miscellaneous income (expense)	2,630	(536)	1,661
Total other (expense) income	$(882)	$(670)	$(380)

21.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$615,510	$638,002	$631,398	$681,482
Gross profit	182,888	192,881	188,133	200,125
Income from operations	103,667	112,554	109,871	111,218
Net income attributable to Wabtec shareholders	69,613	74,638	73,943	74,041
Basic earnings from operations per common share (1)	$0.73	$0.78	$0.77	$0.77
Diluted earnings from operations per common share (1)	$0.72	$0.77	$0.76	$0.76

2012
Net sales	$583,309	$609,820	$587,593	$610,400
Gross profit	169,381	173,427	171,279	180,480
Income from operations	94,110	100,865	96,842	100,462
Net income attributable to Wabtec shareholders	59,261	64,712	62,994	64,765
Basic earnings from operations per common share (1)	$0.62	$0.67	$0.66	$0.68
Diluted earnings from operations per common share (1)	$0.61	$0.67	$0.65	$0.67

The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30 and September 30. The fiscal year ends on December 31.

(1)

Information above for basic earnings from operations per common share and diluted earnings from operations per common share for all periods presented reflects the two-for-one split of the Company’s common stock, which occurred on May 14, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date: February 21, 2014	By:	/S/ ALBERT J. NEUPAVER
Albert J. Neupaver,
Chief Executive Officer, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	February 21, 2014
Albert J. Neupaver, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

By	/S/ PATRICK D. DUGAN	February 21, 2014
Patrick D. Dugan, Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

By	/S/ WILLIAM E. KASSLING	February 21, 2014
William E. Kassling, Director

By	/S/ ROBERT J. BROOKS	February 21, 2014
Robert J. Brooks, Director

By	/S/ EMILIO A. FERNANDEZ	February 21, 2014
Emilio A. Fernandez, Director

By	/S/ LEE B. FOSTER, II	February 21, 2014
Lee B. Foster, II, Director

By	/S/ BRIAN P. HEHIR	February 21, 2014
Brian P. Hehir, Director

By	/S/ MICHAEL W. D. HOWELL	February 21, 2014
Michael W. D. Howell, Director

By	/S/ NICKOLAS W. VANDE STEEG	February 21, 2014
Nickolas W. Vande Steeg, Director

By	/S/ GARY C. VALADE	February 21, 2014
Gary C. Valade, Director

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2013
Warranty and overhaul reserves	$58,212	$23,059	$(75)	$20,603	$60,593
Allowance for doubtful accounts	6,656	2,361	—	3,310	5,707
Valuation allowance-taxes	2,141	1,191	—	—	3,332
Merger and restructuring reserve	836	—	—	61	775

2012
Warranty and overhaul reserves	$50,640	$22,862	$1,682	$16,972	$58,212
Allowance for doubtful accounts	8,406	2,484	72	4,306	6,656
Valuation allowance-taxes	—	2,141	—	—	2,141
Merger and restructuring reserve	960	—	—	124	836

2011
Warranty and overhaul reserves	$35,513	$19,884	$12,070	$16,827	$50,640
Allowance for doubtful accounts	7,503	5,047	—	4,144	8,406
Valuation allowance-taxes	2,471	(2,471)	—	—	—
Merger and restructuring reserve	1,070	—	12	122	960

(1)	Reserves of acquired/(sold) companies; valuation allowances for state and foreign deferred tax assets; impact of fluctuations in foreign currency exchange rates.
(2)	Actual disbursements and/or charges.

EXHIBIT INDEX

Exhibits		Filing Method

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	9

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013	11

3.3	Amended and Restated By-Laws of the Company, effective February 15, 2011	8

4.1	Indenture, dated August 8, 2013 by and between the Company and Wells Fargo, National Association, As Trustee	12

4.2	First Supplemental Indenture, dated August 8, 2013 by and between the Company and Wells Fargo Bank, National Association, as Trustee	12

4.3	Form of 4.375% Senior Note due 2023 (included in Exhibit 4.2)	12

10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	4

10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended *	4

10.6	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	3

10.7	Form of Restricted Stock Agreement *	10

10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan *	5

10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	6

10.10	First Amended and Restated Refinancing Credit Agreement, dated as of December 19, 2013 by and among the Company, Wabtec Cooperatief UA, certain subsidiaries as the guarantors, the lenders party thereto and, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC and J.P. Morgan Securities, Inc., as Joint Lead Arrangers and Joint Book Runners, JP Morgan Chase Bank, N.A. as Syndication Agent, Bank of America, N.A., and Citizens Bank of Pennsylvania, Branch Banking and Trust Company and The Bank of Toyko-Mitsubish UFJ, Ltd., as Co-Documentation Agents	1

10.11	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Raymond T. Betler, Charles F. Kovac, R. Mark Cox, David L. DeNinno, Patrick D. Dugan, Scott E. Wahlstrom and Timothy R. Wesley*	7

10.12	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009 *	10

10.13	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	10

10.14	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended *	10

10.15	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended *	10

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

101.INS	XBRL Instance Document.	1

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	1

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).
3

Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-110600). 4Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.

4	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on April 13, 2006.
5	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on March 31, 2011.
6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-13782) for the period ended September 30, 2008.
7	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782) dated July 2, 2009.
8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated February 22, 2011.
9	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 25, 2011.
10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 22, 2013.
11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated May 15, 2013.
12	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated August 8, 2013.
*	Management contract or compensatory plan.