Form 10-Q
period 2014-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2014-05-01
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 033-90866

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2014
Common Stock, $.01 par value per share	96,448,873 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

March 31, 2014

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
In thousands, except shares and par value	2014	2013
Assets
Current Assets
Cash and cash equivalents	$295,103	$285,760
Accounts receivable	388,863	349,458
Unbilled accounts receivable	247,791	205,045
Inventories	420,058	403,229
Deferred income taxes	51,905	50,622
Other	30,458	38,933
Total current assets	1,434,178	1,333,047
Property, plant and equipment	598,269	597,740
Accumulated depreciation	(324,622)	(321,662)
Property, plant and equipment, net	273,647	276,078
Other Assets
Goodwill	787,610	786,433
Other intangibles, net	380,541	385,679
Other noncurrent assets	40,543	40,760
Total other assets	1,208,694	1,212,872
Total Assets	$2,916,519	$2,821,997
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$345,312	$326,666
Customer deposits	67,066	66,573
Accrued compensation	51,205	57,058
Accrued warranty	44,051	43,197
Current portion of long-term debt	386	421
Other accrued liabilities	72,885	85,485
Total current liabilities	580,905	579,400
Long-term debt	450,247	450,288
Accrued postretirement and pension benefits	49,632	50,003
Deferred income taxes	118,184	114,486
Accrued warranty	18,843	17,396
Other long-term liabilities	18,320	23,257
Total liabilities	1,236,131	1,234,830
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 200,000,000 shares authorized: 132,349,534 shares issued and 96,448,365 and 95,909,948 outstanding at March 31, 2014 and December 31, 2013, respectively	1,323	1,323
Additional paid-in capital	427,968	415,059
Treasury stock, at cost, 35,901,169 and 36,439,586 shares, at March 31, 2014 and December 31, 2013, respectively	(369,209)	(372,969)
Retained earnings	1,653,008	1,576,702
Accumulated other comprehensive loss	(34,063)	(34,856)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	1,679,027	1,585,259
Non-controlling interest (minority interest)	1,361	1,908
Total shareholders’ equity	1,680,388	1,587,167
Total Liabilities and Shareholders’ Equity	$2,916,519	$2,821,997

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended
	March 31,
In thousands, except per share data	2014	2013
Net sales	$695,249	$615,510
Cost of sales	(485,680)	(432,622)
Gross profit	209,569	182,888
Selling, general and administrative expenses	(70,081)	(64,300)
Engineering expenses	(12,946)	(11,334)
Amortization expense	(4,696)	(3,587)
Total operating expenses	(87,723)	(79,221)
Income from operations	121,846	103,667
Other income and expenses
Interest expense, net	(4,450)	(3,614)
Other (expense) income, net	(17)	(581)
Income from operations before income taxes	117,379	99,472
Income tax expense	(37,245)	(29,859)
Net income attributable to Wabtec shareholders	$80,134	$69,613
Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.84	$0.73
Diluted
Net income attributable to Wabtec shareholders	$0.83	$0.72
Weighted average shares outstanding
Basic	95,529	95,025
Diluted	96,805	96,572

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended
	March 31,
In thousands, except per share data	2014	2013
Net income attributable to Wabtec shareholders	$80,134	$69,613
Foreign currency translation loss	(643)	(27,941)
Unrealized gain (loss) on derivative contracts	283	(57)
Pension benefit plans and post-retirement benefit plans	1,808	3,102
Other comprehensive income (loss) before tax	1,448	(24,896)
Income tax expense related to components of other comprehensive income	(655)	(844)
Other comprehensive income (loss), net of tax	793	(25,740)
Comprehensive income attributable to Wabtec shareholders	$80,927	$43,873

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended
	March 31,
In thousands, except per share data	2014	2013
Operating Activities
Net income attributable to Wabtec shareholders	$80,134	$69,613
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	13,578	11,170
Stock-based compensation expense	6,707	5,560
Loss on disposal of property, plant and equipment	14	32
Excess income tax benefits from exercise of stock options	(642)	(1,292)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(80,440)	(42,534)
Inventories	(19,105)	(13,206)
Accounts payable	19,141	14,960
Accrued income taxes	16,530	9,555
Accrued liabilities and customer deposits	(15,920)	(15,036)
Other assets and liabilities	6,218	(6,782)
Net cash provided by operating activities	26,215	32,040
Investing Activities
Purchase of property, plant and equipment	(6,333)	(6,448)
Proceeds from disposal of property, plant and equipment	1,405	718
Acquisitions of businesses, net of cash acquired	—	(115,071)
Net cash used for investing activities	(4,928)	(120,801)
Financing Activities
Proceeds from debt	50,000	203,900
Payments of debt	(50,067)	(104,228)
Stock re-purchase	(2,151)	—
Proceeds from exercise of stock options and other benefit plans	879	1,589
Excess income tax benefits from exercise of stock options	642	1,292
Earn-out settlement	(4,429)	—
Cash dividends ($0.04 and $0.025 per share for the three months ended March 31, 2014 and 2013, respectively)	(3,828)	(2,386)
Net cash (used for) provided by financing activities	(8,954)	100,167
Effect of changes in currency exchange rates	(2,990)	(1,834)
Increase in cash	9,343	9,572
Cash and cash equivalents, beginning of year	285,760	215,766
Cash and cash equivalents, end of period	$295,103	$225,338

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014 (UNAUDITED)

1. BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first three months of 2014, about 45% of the Company’s revenues came from customers outside the U.S.

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

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Reclassifications Certain prior year footnote amounts have been reclassified where necessary to conform to the current year presentation.

Revenue Recognition Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition”. Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $247.8 million and $205.0 million, customer deposits were $67.1 million and $66.6 million, and provisions for loss contracts were $10.8 million and $14.0 million at March 31, 2014 and December 31, 2013, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $17.7 million and $19.2 million at March 31, 2014 and December 31, 2013, respectively.

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

Financial Derivatives and Hedging Activities The Company has periodically entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counter-party to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At March 31, 2014, the Company had no material foreign currency forward contracts.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. Effective July 31, 2013, with a termination date of November 7, 2016, this interest rate swap agreement converts a portion of the Company’s then outstanding debt from a variable rate to a fixed-rate borrowing. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible. The Company concluded that the interest rate swap agreement qualifies for special cash flow hedge accounting which requires the recording of the fair value of the interest rate swap agreement and permits the corresponding adjustment to other comprehensive income (loss), net of tax, on the balance sheet. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. As of March 31, 2014, the Company has recorded a current liability of $2.6 million and a corresponding offset in accumulated other comprehensive loss of $1.6 million, net of tax, related to this agreement.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other income (expense), net were $0.4 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. Net income attributable to non-controlling interests for the three months ended March 31, 2014 and 2013 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2014 are as follows:

			Pension and
	Foreign		post
	currency	Derivative	retirement
In thousands	translation	contracts	benefits plans	Total
Balance at December 31, 2013	$17,326	$(2,010)	$(50,172)	$(34,856)
Other comprehensive (loss) income before reclassifications	(643)	(248)	563	(328)
Amounts reclassified from accumulated other comprehensive income	—	390	731	1,121
Net current period other comprehensive (loss) income	(643)	142	1,294	793
Balance at March 31, 2014	$16,683	$(1,868)	$(48,878)	$(34,063)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2014 are as follows:

	Amount reclassified from	Affected line item in the
	accumulated other	Condensed Consolidated
In thousands	comprehensive income	Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(616)	Cost of sales
Amortization of net loss (gain)	1,687	Cost of sales
	1,071	Income from Operations
	(340)	Income tax expense
	$731	Net income

Derivative contracts
Realized loss on derivative contracts	571	Interest expense, net
	(181)	Income tax expense
	$390	Net income

3. ACQUISITIONS

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

—

On September 24, 2013, the Company acquired Longwood Industries, Inc (“Longwood”), a manufacturer of specialty rubber products for transportation, oil and gas, and industrial markets, for a net purchase price of approximately $83.9 million, net of cash acquired, resulting in preliminary goodwill of $36.0 million, none of which will be deductible for tax purposes.

—

On July 30, 2013, the Company acquired Turbonetics Holdings, Inc (“Turbonetics”), a manufacturer of turbochargers and related components for various industrial markets, for a net purchase price of approximately $23.2 million, net of cash acquired, resulting in preliminary goodwill of $7.0 million, none of which will be deductible for tax purposes.

—

On February 26, 2013, the Company acquired Transdyne (“Transdyne”), a distributor of wear-protection components and other hardware used primarily on railroad freight cars, for a net purchase price of approximately $2.4 million, net of cash acquired, resulting in additional goodwill of $0.5 million, which will be deductible for tax purposes.

—

On January 31, 2013, the Company acquired Napier Turbochargers Ltd. (“Napier”), a UK-based provider of turbochargers and related parts for the worldwide power generation and marine markets, for a net purchase price of approximately $112.3 million, net of cash acquired, resulting in additional goodwill of $67.0 million, none of which will be deductible for tax purposes.

The acquisitions listed above include escrow deposits of $8.9 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

•

On February 12, 2014, the Company signed a definitive agreement to acquire Fandstan Electric Group Ltd. (“Fandstan”), a leading rail and industrial equipment manufacturer for a variety of markets, including rail and tram transportation, industrial and energy, for a purchase price of approximately $215.0 million.  The Company expects the transaction to be completed in the second quarter of 2014, subject to customary closing conditions and competition authority clearance. Fandstan will operate as a business unit or component of a business unit in the Transit Segment.

For the Longwood and Turbonetics acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  For the Transdyne and Napier acquisition, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Longwood	Turbonetics	Transdyne	Napier
	September 24,	July 30,	February 26,	January 31,
In thousands	2013	2013	2013	2013
Current assets	$18,162	$5,562	$1,062	$13,441
Property, plant & equipment	15,018	996	83	8,837
Goodwill	35,971	6,995	485	67,045
Other intangible assets	39,440	11,140	1,000	40,583
Other assets	7	—	—	—
Total assets acquired	108,598	24,693	2,630	129,906
Total liabilities assumed	(24,735)	(1,510)	(228)	(17,565)
Net assets acquired	$83,863	$23,183	$2,402	$112,341

   Of the $92.1 million of total acquired intangible assets, $60.4 million was assigned to customer relationships, $24.0 million was assigned to trade names, $5.2 million was assigned to patents, $0.8 million was assigned to favorable leasehold interest and $1.7 million was assigned to customer backlog. The trade names were determined to have an indefinite useful life, while the customer relationships’ average useful life is 20 years, the patents’ useful life is twelve years and the favorable leasehold interest useful life is five years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2013:

Three Months Ended
In thousands	March 31, 2013
Net sales	$640,564
Gross profit	188,633
Net income attributable to Wabtec shareholders	71,695
Diluted earnings per share
As Reported	$0.72
Pro forma	$0.74

4. INVENTORIES

The components of inventory, net of reserves, were:

	March 31,	December 31,
In thousands	2014	2013
Raw materials	$163,821	$165,906
Work-in-progress	151,284	137,449
Finished goods	104,953	99,874
Total inventories	$420,058	$403,229

5. INTANGIBLES

The change in the carrying amount of goodwill by segment for the three months ended March 31, 2014 is as follows:

	Freight	Transit
In thousands	Segment	Segment	Total
Balance at December 31, 2013	$509,664	$276,769	$786,433
Adjustment to preliminary purchase allocation	1,775	—	1,775
Foreign currency impact	(245)	(353)	(598)
Balance at March 31, 2014	511,194	276,416	787,610

As of March 31, 2014 and December 31, 2013, the Company’s trademarks had a net carrying amount of $156.4 million and $156.8 million, respectively, and the Company believes these intangibles have an indefinite life.

Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	March 31,	December 31,
In thousands	2014	2013
Patents, non-compete and other intangibles, net of accumulated amortization of $38,524 and $37,824	$14,083	$15,561
Customer relationships, net of accumulated amortization of $47,662 and $44,910	210,074	213,324
Total	$224,157	$228,885

The weighted average remaining useful life of patents, customer relationships and intellectual property were ten years, 17 years and 15 years, respectively. Amortization expense for intangible assets was $4.7 million and $3.6 million for the three months ended March 31, 2014 and 2013, respectively.

Amortization expense for the five succeeding years is estimated to be as follows (in thousands):

Remainder of 2014	$12,878
2015	16,131
2016	15,980
2017	15,084
2018	14,448

6. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
In thousands	2014	2013
4.375% Senior Notes, due 2023	$250,000	$250,000
Revolving Credit Facility	200,000	200,000
Capital Leases	633	709
Total	450,633	450,709
Less - current portion	386	421
Long-term portion	$450,247	$450,288

2013 Refinancing Credit Agreement

On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the Company with an $800 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At March 31, 2014, the Company had available bank borrowing capacity, net of $47.0 million of letters of credit, of approximately $553.0 million, subject to certain financial covenant restrictions.

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

At March 31, 2014 the weighted average interest rate on the Company’s variable rate debt was 1.16%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

4.375% Senior Notes Due August 2023

In August 2013, the Company issued $250.0 million of Senior Notes due in 2023 (the “2013 Notes”).  The 2013 Notes were issued at 99.879% of face value.  Interest on the 2013 Notes accrues at a rate of 4.375% per annum and is payable semi-annually on February 15 and August 15 of each year.  The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.  The principal balance is due in full at maturity.  The Company incurred $2.6 million of deferred financing costs related to the issuance.

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

The Company uses a December 31 measurement date for the plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In thousands, except percentages	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$98	$106	$424	$513
Interest cost	532	491	1,821	1,677
Expected return on plan assets	(620)	(740)	(2,216)	(2,122)
Net amortization/deferrals	655	839	758	866
Net periodic benefit cost	$665	$696	$787	$934
Assumptions
Discount rate	4.70%	3.90%	4.43%	4.30%
Expected long-term rate of return	6.20%	7.50%	6.07%	6.09%
Rate of compensation increase	3.00%	3.00%	3.59%	3.10%

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

The Company uses a December 31 measurement date for all post retirement plans.

The following tables provide information regarding the Company’s post retirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In thousands, except percentages	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$10	$7	$9	$12
Interest cost	296	321	42	44
Net amortization/deferrals	(327)	(212)	(15)	(77)
Net periodic benefit (income) cost	$(21)	$116	$36	$(21)
Assumptions
Discount rate	4.70%	3.90%	4.60%	4.30%

8. STOCK-BASED COMPENSATION

As of March 31, 2014, the Company maintains employee stock-based compensation plans for stock options, restricted stock, restricted units, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 3,800,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the Directors Plan subsequent to October 31, 2016.

Stock-based compensation expense was $6.7 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively. Included in the stock-based compensation expense for the three months ended March 31, 2014 above is $0.6 million of expense related to stock options, $1.6 million related to restricted stock, $0.6 million related to restricted units, $3.6 million related to incentive stock awards and $0.3 million related to awards issued for Directors’ fees. At March 31, 2014, unamortized compensation expense related to stock options, restricted stock, restricted units and incentive stock awards expected to vest totaled $35.1 million and will be recognized over a weighted average period of 1.6 years.

Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the three months ended March 31, 2014:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic value
	Options	Exercise Price	Contractual Life	(in thousands)
Outstanding at December 31, 2013	1,232,862	$24.36	6.1	$61,530
Granted	78,232	72.82		325
Exercised	(46,155)	19.05		(2,673)
Canceled	(261)	43.11		(9)
Outstanding at March 31, 2014	1,264,678	$27.55	6.1	$62,501
Exercisable at March 31, 2014	912,068	$20.82	5.4	$51,213

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2014	2013
Dividend yield	0.11%	0.21%
Risk-free interest rate	2.19%	1.38%
Stock price volatility	33.2%	43.8%
Expected life (years)	5.0	5.0

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of March 31, 2014, the Company estimates that it will achieve 167%, 100% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2014, 2015, and 2016, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and unit activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the three months ended March 31, 2014:

			Weighted
	Restricted	Incentive	Average Grant
	Stock	Stock	Date Fair
	and Units	Awards	Value
Outstanding at December 31, 2013	510,129	1,043,594	$35.27
Granted	107,212	133,740	59.20
Vested	(199,122)	(458,536)	29.18
Adjustment for incentive stock awards expected to vest	-	15,628	42.45
Canceled	(1,162)	(1,500)	46.32
Outstanding at March 31, 2014	417,057	732,926	$43.84

9. INCOME TAXES

The overall effective income tax rate was 31.7% and 30.0% for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective rate is primarily due to a benefit recorded in 2013 related to the R&D tax credit.

As of March 31, 2014, the liability for income taxes associated with uncertain tax positions is $10.8 million, of which $5.0 million, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2013 the liability associated with uncertain tax positions was $10.5 million, of which $4.7 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2014 the total accrued interest and penalties are $1.6 million and $1.1 million, respectively.  As of December 31, 2013 the total accrued interest and penalties are $1.5 million and $0.9 million, respectively.

With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2011.  At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $0.2 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended
	March 31,
In thousands, except per share data	2014	2013
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$80,134	$69,613
Less: dividends declared - common shares and non-vested restricted stock	(3,828)	(2,386)
Undistributed earnings	76,306	67,227
Percentage allocated to common shareholders (1)	99.5%	99.5%
	75,924	66,891
Add: dividends declared - common shares	3,810	2,374
Numerator for basic and diluted earnings per common share	$79,734	$69,265
Denominator
Denominator for basic earnings per common share - weighted average shares	95,529	95,025
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,276	1,547
Denominator for diluted earnings per common share - adjusted weighted average shares and assumed conversion	96,805	96,572
Net income per common share attributabel to Wabtec shareholders
Basic	$0.84	$0.73
Diluted	$0.83	$0.72

(1) Basic weighted-average common shares outstanding	95,529	95,025
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	95,974	95,502
Percentage allocated to common shareholders	99.5%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Three Months Ended
	March 31,
In thousands	2014	2013
Balance at December 31, 2013 and 2012, respectively	$60,593	$58,212
Warranty expense	6,023	4,773
Acquisitions	—	1,776
Warranty claim payments	(3,668)	(4,713)
Foreign currency impact/other	(54)	(750)
Balance at March 31, 2014 and 2013, respectively	$62,894	$59,298

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2014, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at March 31, 2014 Using
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
In thousands	2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	2,596	—	2,596	—
Total	$2,596	$—	$2,596	$—

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2013, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at December 31, 2013 Using
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
In thousands	2013	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	3,005	—	3,005	—
Total	$3,005	$—	$3,005	$—

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

The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at March 31, 2014 and December 31, 2013. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes are considered Level 2 based on the fair value valuation hierarchy.

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	March 31, 2014		December 31, 2013
	Carry	Fair	Carry	Fair
In thousands	Value	Value	Value	Value
Interest rate swap agreement	$2,596	$2,596	$3,005	$3,005
4.375% Senior Notes	250,000	258,443	250,000	253,135

The fair value of the Company’s interest rate swap agreement, the 2013 Notes and the 2003 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

13. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in Note 18 therein, filed on February 21, 2014. During the first three months for 2014, there were no material changes to the information described in the Form 10-K.

The Company is also subject to litigation from time to time arising out of its operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in Note 18 therein, filed on February 21, 2014. During the first three months of 2014, there were no material changes to the information described in the Form 10-K.

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

Segment financial information for the three months ended March 31, 2014 is as follows:

			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$385,506	$309,743	$—	$695,249
Intersegment sales/(elimination)	7,183	2,833	(10,016)	—
Total sales	$392,689	$312,576	$(10,016)	$695,249
Income (loss) from operations	$91,931	$34,518	$(4,603)	$121,846
Interest expense and other, net	—	—	(4,467)	(4,467)
Income (loss) from operations before income taxes	$91,931	$34,518	$(9,070)	$117,379

Segment financial information for the three months ended March 31, 2013 is as follows:

			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$313,679	$301,831	$—	$615,510
Intersegment sales/(elimination)	7,060	1,360	(8,420)	-
Total sales	$320,739	$303,191	$(8,420)	$615,510
Income (loss) from operations	$69,836	$38,581	$(4,750)	$103,667
Interest expense and other, net	—	—	(4,195)	(4,195)
Income (loss) from operations before income taxes	$69,836	$38,581	$(8,945)	$99,472

Sales by product are as follows:

	Three Months Ended
	March 31,
In thousands	2014	2013
Specialty Products & Electronics	$278,740	$236,070
Remanufacturing, Overhaul & Build	172,249	166,726
Brake Products	155,605	141,322
Other Transit Products	50,526	51,049
Other	38,129	20,343
Total sales	$695,249	$615,510

15. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended
	March 31,
In thousands	2014	2013
Foreign currency loss	$(361)	$(927)
Other miscellaneous income	344	346
Total other (expense) income, net	$(17)	$(581)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014.

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first three months of 2014, about 45% of the Company’s revenues came from customers outside the U.S.

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

In North America, the AAR compiles freight rail industry statistics such as carloadings, generally referred to as “rail traffic,” and the Railway Supply Institute (RSI) releases data on freight car orders, deliveries, and backlog. Through April 12, 2014 carloadings in North America increased 1.8% from 2013, including a 4.3% increase in intermodal traffic. According to the RSI, in the first quarter of 2014, the industry multi-year backlog of freight cars on order increased to about 82,000, the highest since the fourth quarter of 2006. In 2014, with some carbuilders already at capacity, we expect deliveries of new locomotives and new freight cars to be higher than in 2013. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.

The American Public Transportation Association (APTA) provides quarterly transit ridership statistics for the U.S. and Canada. In its most recent report, APTA said fourth quarter 2013 ridership increased 3.8% in the U.S. and decreased 1% in Canada. In 2012, the U.S. Congress passed a new, two-year transportation funding bill, which maintained transit spending at about the same level, about $10.7 billion, as in prior years. Spending in 2014 is expected to remain at about the same level. The Company also expects deliveries of new subway cars and buses in 2014 to remain about the same as in 2013.

In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. The railroads and commuter rail authorities have said they cannot complete full implementation by the deadline.  The U.S. Congress has discussed extending the deadline but has not done so. An extension of the deadline could affect the rate of industry spending on this technology. Wabtec’s PTC revenue was about $70 million for the three months ended March 31, 2014.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S. Our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market. Asia-Pacific is a growth market and our various joint ventures and direct exports to China have positioned the Company to take advantage of this growth. Australia has also been an area of expansion for the Company as commodity suppliers use our products to meet the demands of their regional customers. In Brazil, the Company is delivering on a PTC contract, has expanded locations and has completed two acquisitions, allowing us to increase our sales in that market.

Current conditions in these international markets vary based on general economic factors and specific freight rail and passenger transit drivers, as mentioned above. In its most recent quarterly data, the Office of Rail Regulation in the U.K. reported an increase in passenger ridership of 2.8% and a 5% increase in freight moved. In Germany, the government statistics bureau reported an increase of 0.5% for passenger ridership in 2013, and an increase in rail freight transport of 2% for the same period. In China, the government said China Railway Corp. increased railway investment by 9% in the first quarter of 2014, compared to the year-ago quarter. Russian Railways announced an increase of 1.3% in passenger ridership in the first three months of 2014 compared to the year-ago period, and it said freight tons loaded were 0.4% lower than the year-ago period.

In 2014 and beyond, general economic and market conditions in our key markets could have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended
	March 31,
In millions	2014	2013
Net sales	$695,249	$615,510
Cost of sales	(485,680)	(432,622)
Gross profit	209,569	182,888
Selling, general and administrative expenses	(70,081)	(64,300)
Engineering expenses	(12,946)	(11,334)
Amortization expense	(4,696)	(3,587)
Total operating expenses	(87,723)	(79,221)
Income from operations	121,846	103,667
Interest expense, net	(4,450)	(3,614)
Other (expense) income, net	(17)	(581)
Income from operations before income taxes	117,379	99,472
Income tax expense	(37,245)	(29,859)
Net income attributable to Wabtec shareholders	$80,134	$69,613

FIRST QUARTER 2014 COMPARED TO FIRST QUARTER 2013

The following table summarizes our results of operations for the periods indicated:

	Three months ended March 31,
			Percent
In thousands	2014	2013	Change
Freight Segment	$385,506	$313,679	22.9%
Transit Segment	309,743	301,831	2.6%
Net sales	695,249	615,510	13.0%
Income from operations	121,846	103,667	17.5%
Net income attributable to Wabtec shareholders	$80,134	$69,613	15.1%

The following table shows the major components of the change in sales in the first quarter of 2014 from the first quarter of 2013:

	Freight	Transit
In thousands	Segment	Segment	Total
First Quarter 2013 Net Sales	$313,679	$301,831	$615,510
Acquisition	20,723	—	20,723
Change in Sales by Product Line:
Specialty Products & Electronics	41,221	1,432	42,653
Brake Products	7,799	4,946	12,745
Remanufacturing, Overhaul & Build	4,661	(4,474)	187
Other Transit Products	—	(684)	(684)
Other	3,607	(881)	2,726
Foreign exchange	(6,184)	7,573	1,389
First Quarter 2014 Net Sales	$385,506	$309,743	$695,249

Net sales for the three months ended March 31, 2014 increased by $79.7 million to $695.2 million from $615.5 million. The increase is primarily due to a $42.7 million increase for Specialty Products and Electronics sales from higher demand for freight original equipment products and aftermarket electronic products and $12.7 million for Brake Products sales due to higher demand for original equipment brakes for freight customers and aftermarket brakes from certain transit authorities.  Acquisitions increased sales $20.7 million and favorable foreign exchange increased sales $1.4 million.

Freight Segment sales increased by $71.8 million, or 23%, primarily due to an increase of $41.2 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products, positive train control electronics, and aftermarket rail products; $7.8 million for Brake Products due to higher demand for original equipment brakes and $4.7 million for freight original equipment locomotives and aftermarket services for locomotives. Acquisitions increased sales by $20.7 million, while unfavorable foreign exchange decreased sales by $6.2 million.

Transit Segment sales increased by $7.9 million, or 2.6%, due to $1.4 million for Specialty Products and Electronics sales from higher demand for transit original equipment electronic products and $4.9 million from increased demand for aftermarket brakes from certain transit authorities. These increases were partially offset by $4.5 million in lower sales for original equipment transit locomotives.  Favorable foreign exchange increased net sales by $7.6 million.

Cost of Sales and Gross Profit. Cost of Sales increased by $53.1 million to $485.7 million in the first quarter of 2014 compared to $432.6 million in the same period of 2013. In the first quarter of 2014, cost of sales, as a percentage of sales was 69.9% compared to 70.3% in the same period of 2013.

Raw material costs were approximately 43% and 42% as a percentage of sales in the first quarters of 2014 and 2013, respectively. Labor costs were approximately 12% as a percentage of sales in the first quarters of 2014 and 2013. Overhead costs decreased as a percentage of sales to approximately 15% in the first quarter of 2014 from approximately 16% in the same period of 2013. Freight Segment raw material costs increased as a percentage of sales to approximately 41% in the first quarter of 2014 from 40% in the same period of 2013. Freight Segment labor costs were approximately 10% and 11% as a percentage of sales in the first quarters of 2014 and 2013, respectively, and overhead costs were approximately 14% and 15% as a percentage of sales in the first quarters of 2014 and 2013, respectively. Transit Segment raw material costs were approximately 46% as a percentage of sales in the first quarters of 2014 and 2013. Transit Segment labor costs were approximately 14% and 13% as a percentage of sales in the first quarter of 2014 and 2013, respectively, and overhead costs remained unchanged at 16% for both the first quarter of 2014 and the first quarter of 2013. Freight Segment material costs increased as a percentage of sales and transit material costs remained consistent as a percentage of sales due to a shift in contract mix for original equipment locomotives from transit in the first quarter of 2013 to freight in the first quarter of 2014. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $1.3 million higher in the first quarter of 2014 compared to the same period of 2013. As a percentage of sales, warranty expense was 0.9% for the first quarter of 2014 compared to 0.8% for the same period in the previous year.

Gross profit for the three months ended March 31, 2014 increased $26.7 million to $209.6 million from $182.9 million and the gross profit margin increased 40 basis points to 30.1%. These increases are due to higher sales volume and the reasons discussed above.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Three months ended March 31,
		Percent of		Percent of
In thousands	2014	Sales	2013	Sales
Selling, general and administrative expenses	$70,081	10.1%	$64,300	10.4%
Engineering expenses	12,946	1.9%	11,334	1.8%
Amortization expense	4,696	0.7%	3,587	0.6%
Total operating expenses	$87,723	12.6%	$79,221	12.9%

Total operating expenses were 12.6% of sales for the first quarter of 2014 compared to 12.9% for the same period in the previous year, a decrease of 30 basis points.  Selling, general, and administrative expenses increased $5.8 million, or 9.0%, primarily due to $2.2 million of additional expenses from acquisitions and $1.5 million for incentive and non-cash compensation expense. Engineering expense increased by $1.6 million primarily due to $0.6 million related to acquisitions. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense increased $1.1 million, or 30.0%, due to amortization of intangibles associated with acquisitions.

The following table shows our segment operating expense for the periods indicated:

	Three months ended March 31,
			Percent
In thousands	2014	2013	Change
Freight Segment	$43,056	$36,984	16.4%
Transit Segment	40,064	37,487	6.9%
Corporate	4,603	4,749	(3.1%)
Total operating expenses	$87,723	$79,221	10.7%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Certain corporate costs are allocated to the Freight and Transit Segments based on segment revenues.

Freight Segment operating expenses increased $7.1 million, or 19.7%, in the first quarter of 2014 but decreased 30 basis points to 11.2% of sales. The increase primarily relates to $2.2 million of incremental selling, general and administrative expense and $0.6 million of incremental engineering expense from acquisitions, and an increase of $2.2 million in selling, general and administrative expense supporting the higher sales volume.

Transit Segment operating expenses increased $1.6 million, or 4.1%, in the first quarter of 2014 and increased 10 basis points to 12.9% of sales. The increase is primarily related to an increase of $0.9 million in expenses allocated to the operating segments and an increase of $0.5 million in selling, general, and administrative expense supporting the higher sales volume.

Corporate non-allocated operating expenses decreased $0.1 million in the first quarter of 2014 compared to the same period of 2013.

Income from operations Income from operations totaled $121.8 million or 17.5% of sales in the first quarter of 2014 compared to $103.7 million or 16.9% of sales in the same period of 2013. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Interest expense, net, increased $0.8 million in the first quarter of 2014 compared to the same period of 2013 due to higher debt balances resulting from prior year acquisitions.

Other income (expense), net Other income (expense), net decreased $0.6 million primarily related to reduced foreign exchange losses on intercompany transactions.

Income taxes The effective income tax rate was 31.7% and 30.0% for the first quarter of 2014 and 2013, respectively. The increase in the effective rate is primarily due to a benefit recorded in 2013 related to the extension of the R&D tax credit.

Net income Net income for the first quarter of 2014 was $80.1 million or $0.83 per diluted share compared to $69.6 million or $0.72 per diluted share in the prior year quarter. The increase in net income is due to higher sales volume, partially offset by a higher effective tax rate discussed above.

 Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three Months Ended
	March 31,
In thousands	2014	2013
Cash provided by (used for):
Operating activities	$26,215	$32,040
Investing activities	(4,928)	(120,801)
Financing activities	(8,954)	100,167
Increase in cash	$9,343	$9,572

Operating activities In the first three months of 2014 and 2013, cash provided by operations was $26.2 million and $32.0 million, respectively. In comparison to the first three months of 2013, cash provided by operations in 2014 resulted from higher cash outflows for working capital offset by higher operating results.  The major components of the higher cash outflows were as follows: a negative change in accounts receivable of $37.9 million as the number of days to collect cash increased and sales increased, and a negative change in inventory of $5.9 million due to higher inventory balances to support increased sales.  These cash outflows were partially offset by the following cash inflows: a favorable change in accounts payable of $4.2 million and a favorable change in accrued income taxes of $20.0 million, both due to payment timing.

Investing activities In the first three months of 2014 and 2013, cash used in investing activities was $4.9 million and $120.8 million, respectively. The major components of the cash outflow in 2014 relate to planned additions to property, plant and equipment of $6.3 million for continued investments in our facilities and manufacturing processes.   This compares to $6.4 million in property, plant, and equipment and $115.1 million in net cash paid for acquisitions in 2013.  Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.

Financing activities In the first three months of 2014, cash used for financing activities was $9.0 million, which included $50.0 million in proceeds from the revolving credit facility, $50.1 million of repayments of debt on the revolving credit facility, $4.4 million for the settlement of contingent purchase price obligations related to a prior year acquisition, $2.2 million for the repurchase of 27,500 shares of stock, and $3.8 million of dividend payments.  In the first three months of 2013, cash provided by financing activities was $100.2 million, which included $203.9 million in proceeds from debt and $104.2 million of repayments of debt on the revolving credit facility and $2.4 million of dividend payments.

Company Stock Repurchase Plan

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200.0 million of the Company’s outstanding shares. During the first three months of 2014, the Company repurchased 27,500 shares at an average price of $78.22 per share, leaving $197.8 million under the authorization. All purchases were on the open market.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2014, the Company has recognized a total liability of $10.8 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

Since December 31, 2013, there have been no other significant changes in the total amount of the Company’s contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

—	prolonged unfavorable economic and industry conditions in the markets served by us, including North America, South America, Europe, Australia, Asia and South Africa;
—	decline in demand for freight cars, locomotives, passenger transit cars, buses, power generation equipment and related products and services;
—	reliance on major original equipment manufacturer customers;
—	original equipment manufacturers’ program delays;
—	demand for services in the freight and passenger rail industry;
—	demand for our products and services;
—	orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;
—	consolidations in the rail industry;
—	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment;
—	fluctuations in interest rates and foreign currency exchange rates; or
—	availability of credit;

Operating factors

—	supply disruptions;
—	technical difficulties;
—	changes in operating conditions and costs;
—	increases in raw material costs;
—	successful introduction of new products;
—	performance under material long-term contracts;
—	labor relations;

—	completion and integration of acquisitions; or
—	the development and use of new technology;

Competitive factors

—	the actions of competitors;

Political/governmental factors

—	political stability in relevant areas of the world;
—	future regulation/deregulation of our customers and/or the rail industry;
—	levels of governmental funding on transit projects, including for some of our customers;
—	political developments and laws and regulations, including those related to Positive Train Control;
—	federal and state income tax legislation; or
—

the outcome of our existing or any future legal proceedings, including litigation involving our principal customers and any litigation with respect to environmental, asbestos-related matters and pension liabilities; and

Transaction or commercial factors

—	the outcome of negotiations with partners, governments, suppliers, customers or others.

Statements in this 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies

A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2013.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 11% of total long-term debt at March 31, 2014 and December 31, 2013, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at March 31, 2014 would increase or decrease interest expense by about $0.5 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into a forward interest rate swap agreement which converts a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first three months of 2014, approximately 55% of Wabtec’s net sales were to customers in the United States, 11% in the United Kingdom, 6% in Canada, 5% in Mexico, 3% in Australia, 3% in Brazil, 2% in Germany and 15% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2014. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material changes regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200.0 million of the Company’s outstanding shares. During the first three months of 2014, the Company repurchased 27,500 shares at an average price of $78.22 per share, leaving $197.8 million under the authorization. All purchases were on the open market.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2011 Refinancing Credit Agreement, as well as the Notes currently outstanding.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 6.	EXHIBITS

The following exhibits are being filed with this report:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Senior Vice President Finance and Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

DATE:	May 1, 2014

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.