Form 10-Q
period 2014-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2014-07-31
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2014
Common Stock, $.01 par value per share	96,311,343 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

June 30, 2014

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
In thousands, except shares and par value	2014	2013
Assets
Current Assets
Cash and cash equivalents	$225,907	$285,760
Accounts receivable	465,092	349,458
Unbilled accounts receivable	251,958	205,045
Inventories	481,507	403,229
Deferred income taxes	52,517	50,622
Other	49,870	38,933
Total current assets	1,526,851	1,333,047
Property, plant and equipment	679,517	597,740
Accumulated depreciation	(336,363)	(321,662)
Property, plant and equipment, net	343,154	276,078
Other Assets
Goodwill	821,572	786,433
Other intangibles, net	435,429	385,679
Other noncurrent assets	36,862	40,760
Total other assets	1,293,863	1,212,872
Total Assets	$3,163,868	$2,821,997
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$397,371	$326,666
Customer deposits	72,369	66,573
Accrued compensation	56,374	57,058
Accrued warranty	51,557	43,197
Current portion of long-term debt	681	421
Other accrued liabilities	90,064	85,485
Total current liabilities	668,416	579,400
Long-term debt	500,219	450,288
Accrued postretirement and pension benefits	47,973	50,003
Deferred income taxes	135,565	114,486
Accrued warranty	19,562	17,396
Other long-term liabilities	26,441	23,257
Total liabilities	1,398,176	1,234,830
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 96,309,478 and 95,909,948 outstanding
at June 30, 2014 and December 31, 2013, respectively	1,323	1,323
Additional paid-in capital	434,198	415,059
Treasury stock, at cost, 36,040,056 and 36,439,586 shares, at	(383,095)	(372,969)
June 30, 2014 and December 31, 2013, respectively
Retained earnings	1,737,850	1,576,702
Accumulated other comprehensive loss	(25,960)	(34,856)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	1,764,316	1,585,259
Non-controlling interest (minority interest)	1,376	1,908
Total shareholders’ equity	1,765,692	1,587,167
Total Liabilities and Shareholders’ Equity	$3,163,868	$2,821,997

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2014	2013	2014	2013

Net sales	$731,068	$638,002	$1,426,317	$1,253,512
Cost of sales	(506,410)	(445,121)	(992,090)	(877,743)
Gross profit	224,658	192,881	434,227	375,769
Selling, general and administrative expenses	(72,982)	(63,874)	(143,063)	(128,174)
Engineering expenses	(14,221)	(11,280)	(27,167)	(22,614)
Amortization expense	(5,132)	(5,173)	(9,828)	(8,760)
Total operating expenses	(92,335)	(80,327)	(180,058)	(159,548)
Income from operations	132,323	112,554	254,169	216,221
Other income and expenses
Interest expense, net	(4,525)	(3,271)	(8,975)	(6,885)
Other income (expense), net	243	406	226	(175)
Income from operations before income taxes	128,041	109,689	245,420	209,161
Income tax expense	(39,336)	(35,051)	(76,581)	(64,910)
Net income attributable to Wabtec shareholders	$88,705	$74,638	$168,839	$144,251

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.92	$0.78	$1.76	$1.51
Diluted
Net income attributable to Wabtec shareholders	$0.91	$0.77	$1.74	$1.49

Weighted average shares outstanding
Basic	96,048	95,762	95,674	95,243
Diluted	97,058	97,102	96,827	96,606

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2014	2013	2014	2013

Net income attributable to Wabtec shareholders	$88,705	$74,638	$168,839	$144,251
Foreign currency translation gain (loss)	8,731	(9,037)	8,088	(36,978)
Unrealized (loss) gain on derivative contracts	(876)	1,067	(593)	1,010
Pension benefit plans and post-retirement benefit plans	(26)	2,303	1,782	5,405
Other comprehensive income (loss) before tax	7,829	(5,667)	9,277	(30,563)
Income tax benefit (expense) related to components of
other comprehensive income (loss)	274	(1,142)	(381)	(1,986)
Other comprehensive income (loss), net of tax	8,103	(6,809)	8,896	(32,549)
Comprehensive income attributable to Wabtec shareholders	$96,808	$67,829	$177,735	$111,702

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended
	June 30,
In thousands, except per share data	2014	2013

Operating Activities
Net income attributable to Wabtec shareholders	$168,839	$144,251
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	27,862	25,019
Stock-based compensation expense	12,103	11,090
Loss (gain) on disposal of property, plant and equipment	106	(743)
Excess income tax benefits from exercise of stock options	(1,281)	(4,162)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(91,926)	(103,155)
Inventories	(20,249)	7,003
Accounts payable	43,653	21,308
Accrued income taxes	15,459	(5,004)
Accrued liabilities and customer deposits	(3,878)	(44,316)
Other assets and liabilities	(13,029)	(6,195)
Net cash provided by operating activities	137,659	45,096
Investing Activities
Purchase of property, plant and equipment	(18,357)	(14,608)
Proceeds from disposal of property, plant and equipment	217	5,832
Acquisitions of businesses, net of cash acquired	(199,417)	(115,071)
Net cash used for investing activities	(217,557)	(123,847)
Financing Activities
Proceeds from debt	266,900	244,800
Payments of debt	(216,698)	(165,744)
Purchase of treasury stock	(16,622)	-
Proceeds from exercise of stock options and other benefit plan	1,844	2,649
Excess income tax benefits from exercise of stock options	1,281	4,162
Earn-out settlement	(4,429)	-
Cash dividends ($0.04 and $0.025 per share for the six months
ended June 30, 2014 and 2013, respectively)	(7,691)	(4,796)
Net cash provided by financing activities	24,585	81,071
Effect of changes in currency exchange rates	(4,540)	(3,581)
Decrease in cash	(59,853)	(1,261)
Cash, beginning of year	285,760	215,766
Cash, end of period	$225,907	$214,505

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014 (UNAUDITED)

1. BUSINESS

Westinghouse Air Brake Technologies Corporation (“Wabtec”) is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first six months of 2014, about 46% of the Company’s revenues came from customers outside the U.S.

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

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $252.0 million and $205.0 million, customer deposits were $72.4 million and $66.6 million, and provisions for loss contracts were $7.2 million and $14.0 million at June 30, 2014 and December 31, 2013, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $19.5 million and $19.2 million at June 30, 2014 and December 31, 2013, respectively.

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

Financial Derivatives and Hedging Activities The Company periodically enters into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counter-party to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At June 30, 2014, the Company had no material foreign currency forward contracts.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company has entered into two forward starting interest rate swap agreements with notional values of $150.0 million.  As of June 30, 2014, the Company has recorded a current liability of $3.5 million and a corresponding offset in accumulated other comprehensive loss of $2.1 million, net of tax, related to this agreement. For further information regarding the forward starting interest rate swap agreements, see Footnote 6.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings.

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. Net income attributable to non-controlling interests for the three and six months ended June 30, 2014 and 2013 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2014 are as follows:

			Pension and
	Foreign		post
	currency	Derivative	retirement
In thousands	translation	contracts	benefits plans	Total
Balance at December 31, 2013	$17,326	$(2,010)	$(50,172)	$(34,856)
Other comprehensive income (loss) before reclassifications	8,088	(1,234)	(268)	6,586
Amounts reclassified from accumulated other
comprehensive income	-	829	1,481	2,310
Net current period other comprehensive income (loss)	8,088	(405)	1,213	8,896
Balance at June 30, 2014	$25,414	$(2,415)	$(48,959)	$(25,960)

Reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2014 are as follows:

	Amount reclassified from	Affected line item in the
	accumulated other	Condensed Consolidated
In thousands	comprehensive income	Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(614)	Cost of sales
Amortization of net loss	1,696	Cost of sales
	1,082	Income from Operations
	(338)	Income tax expense
	$744	Net income

Derivative contracts
Realized loss on derivative contracts	$634	Interest expense, net
	(198)	Income tax expense
	$436	Net income

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2014 are as follows:

	Amount reclassified from	Affected line item in the
	accumulated other	Condensed Consolidated
In thousands	comprehensive income	Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(1,230)	Cost of sales
Amortization of net loss	3,383	Cost of sales
	2,153	Income from Operations
	(672)	Income tax expense
	$1,481	Net income

Derivative contracts
Realized loss on derivative contracts	$1,205	Interest expense, net
	(376)	Income tax expense
	$829	Net income

3. ACQUISITIONS

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

—

On September 24, 2013, the Company acquired Longwood Industries, Inc (“Longwood”), a manufacturer of specialty rubber products for transportation, oil and gas, and industrial markets, for a net purchase price of approximately $83.9 million, net of cash acquired, resulting in preliminary goodwill of $31.5 million, none of which will be deductible for tax purposes.

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

•

On June 6, 2014, the Company acquired Fandstan Electric Group Ltd. (“Fandstan”), a leading rail and industrial equipment manufacturer for a variety of markets, including rail and tram transportation, industrial and energy, for a net purchase price of approximately $199.4 million, net of cash acquired, resulting in additional goodwill of $32.9 million, none of which will be deductible for tax purposes.  At June 30, 2014 the values related to the Fandstan trade names, which are anticipated to have indefinite useful lives, are included in the value of goodwill as the preliminary valuation work related to trade names was not yet complete.   Fandstan will primarily operate as a business unit or component of a business unit in the Transit Segment.

For the Fandstan, Longwood and Turbonetics acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  For the Transdyne and Napier acquisition, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

	Fandstan	Longwood	Turbonetics	Transdyne	Napier
	June 6,	September 24,	July 30,	February 26,	January 31,
In thousands	2014	2013	2013	2013	2013
Current assets	$127,561	$18,162	$5,562	$1,062	$13,441
Property, plant & equipment	61,413	19,472	996	83	8,837
Goodwill	32,907	31,517	6,995	485	67,045
Other intangible assets	57,976	39,440	11,140	1,000	40,583
Other assets	141	7	-	-	-
Total assets acquired	279,998	108,598	24,693	2,630	129,906
Total liabilities assumed	(80,581)	(24,735)	(1,510)	(228)	(17,565)
Net assets acquired	$199,417	$83,863	$23,183	$2,402	$112,341

   Of the $150.1 million of total acquired intangible assets, $111.3 million was assigned to customer relationships, $24.0 million was assigned to trade names, $5.4 million was assigned to patents, $0.8 million was assigned to favorable leasehold interest and $8.6 million was assigned to customer backlog. The trade names were determined to have an indefinite useful life, while the customer relationships’ average useful life is 20 years, the patents’ useful life is 11 years and the favorable leasehold interest useful life is five years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2013:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
In thousands	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$777,735	$719,974	$1,538,249	$1,416,557
Gross profit	241,606	218,747	470,115	423,099
Net income attributable to Wabtec shareholders	92,481	81,957	174,097	155,617
Diluted earnings per share
As Reported	$0.91	$0.77	$1.74	$1.49
Pro forma	$0.95	$0.84	$1.80	$1.61

4. INVENTORIES

The components of inventory, net of reserves, were:

	June 30,	December 31,
In thousands	2014	2013
Raw materials	$178,486	$165,906
Work-in-progress	167,244	137,449
Finished goods	135,777	99,874
Total inventories	$481,507	$403,229

5. INTANGIBLES

The change in the carrying amount of goodwill by segment for the six months ended June 30, 2014 is as follows:

	Freight	Transit
In thousands	Segment	Segment	Total
Balance at December 31, 2013	$509,664	$276,769	$786,433
Adjustment to preliminary purchase allocation	(2,479)	-	(2,479)
Acquisition	-	32,907	32,907
Foreign currency impact	3,415	1,297	4,712
Balance at June 30, 2014	510,599	310,973	821,572

As of June 30, 2014 and December 31, 2013, the Company’s trademarks had a net carrying amount of $157.1 million and $156.8 million, respectively, and the Company believes these intangibles have an indefinite life.

Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	June 30,	December 31,
In thousands	2014	2013
Patents, non-compete and other intangibles, net of accumulated
amortization of $39,302 and $37,824	$19,753	$15,561
Customer relationships, net of accumulated amortization
of $51,343 and $44,910	258,536	213,324
Total	$278,289	$228,885

The weighted average remaining useful life of patents, customer relationships and intellectual property were ten years, 17 years and 15 years, respectively. Amortization expense for intangible assets was $5.1 million and $9.8 million for the three and six months ended June 30, 2014, respectively, and $5.2 million and $8.8 million for the three and six months ended June 30, 2013, respectively.

Amortization expense for the five succeeding years is estimated to be as follows (in thousands):

Remainder of 2014	$13,657
2015	21,055
2016	18,544
2017	17,636
2018	17,000

6. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
In thousands	2014	2013
4.375% Senior Notes, due 2023	$250,000	$250,000
Revolving Credit Facility	250,000	200,000
Capital Leases	900	709
Total	500,900	450,709
Less - current portion	681	421
Long-term portion	$500,219	$450,288

2013 Refinancing Credit Agreement

On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the Company with an $800 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At June 30, 2014, the Company had available bank borrowing capacity, net of $18.1 million of letters of credit, of approximately $531.9 million, subject to certain financial covenant restrictions.

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

At June 30, 2014 the weighted average interest rate on the Company’s variable rate debt was 0.91%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement is November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  The Company is exposed to credit risk in the event of nonperformance by the counterparty.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparty is a large financial institution with an excellent credit rating and history of performance.  The Company currently believes the risk of nonperformance is negligible.

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

The Company uses a December 31 measurement date for the plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended		Three Months Ended
	June 30,		June 30,
In thousands, except percentages	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$98	$106	$428	$506
Interest cost	532	491	1,844	1,656
Expected return on plan assets	(620)	(740)	(2,245)	(2,095)
Net amortization/deferrals	655	839	768	855
Net periodic benefit cost	$665	$696	$795	$922

	U.S.		International
	Six Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except percentages	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$196	$212	$852	$1,019
Interest cost	1,064	982	3,665	3,333
Expected return on plan assets	(1,240)	(1,480)	(4,461)	(4,217)
Net amortization/deferrals	1,310	1,678	1,526	1,721
Net periodic benefit cost	$1,330	$1,392	$1,582	$1,856

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

The Company uses a December 31 measurement date for all post retirement plans.

The following tables provide information regarding the Company’s post retirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended		Three Months Ended
	June 30,		June 30,
In thousands, except percentages	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$10	$7	$9	$12
Interest cost	296	321	42	43
Net amortization/deferrals	(326)	(212)	(15)	(76)
Net periodic benefit cost	$(20)	$116	$36	$(21)

	U.S.		International
	Six Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except percentages	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$20	$14	$18	$24
Interest cost	592	642	84	87
Net amortization/deferrals	(653)	(424)	(30)	(153)
Net periodic benefit cost	$(41)	$232	$72	$(42)

8. STOCK-BASED COMPENSATION

As of June 30, 2014, the Company maintains employee stock-based compensation plans for stock options, restricted stock, restricted units, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 3,800,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the Directors Plan subsequent to October 31, 2016.

Stock-based compensation expense was $12.1 million and $11.5 million for the six months ended June 30, 2014 and 2013, respectively. Included in the stock-based compensation expense for the six months ended June 30, 2014 above is $1.1 million of expense related to stock options, $3.0 million related to restricted stock, $1.2 million related to restricted units, $6.3 million related to incentive stock awards and $0.5 million related to awards issued for Directors’ fees. At March 31, 2014, unamortized compensation expense related to stock options, restricted stock, restricted units and incentive stock awards expected to vest totaled $31.1 million and will be recognized over a weighted average period of 1.4 years.

Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2014:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic value
	Options	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2013	1,232,862	$24.36	6.1	$61,530
Granted	78,232	72.82		773
Exercised	(84,502)	21.82		(5,145)
Canceled	(3,070)	52.73		(92)
Outstanding at June 30, 2014	1,223,522	$27.56	5.9	$67,459
Exercisable at June 30, 2014	875,226	$20.65	5.1	$54,306

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2014, the Company estimates that it will achieve 167%, 100% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2014, 2015, and 2016, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and unit activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the six months ended June 30, 2014:

			Weighted
	Restricted	Incentive	Average Grant
	Stock	Stock	Date Fair
	and Units	Awards	Value
Outstanding at December 31, 2013	510,129	1,043,594	$35.27
Granted	136,816	134,940	61.03
Vested	(218,502)	(458,536)	29.83
Adjustment for incentive stock awards expected to vest	-	13,618	43.50
Canceled	(3,970)	(8,370)	45.92
Outstanding at June 30, 2014	424,473	725,246	$44.55

9. INCOME TAXES

The overall effective income tax rate was 30.7% and 31.2% for the three and six months ended June 30, 2014 and 2013, respectively, and 32.0% and 31.0% for the three and six months ended June 30, 2013, respectively. For the three months ended June 30, 2014, the decrease in the effective rate is primarily due to an increase in foreign income taxed at lower statutory rates.  For the six months ended June 30, 2014, the increase in the effective rate is due to R&D tax credits recorded in the first quarter of 2013, not currently extended by statute for 2014.

As of June 30, 2014, the liability for income taxes associated with uncertain tax positions is $10.3 million, of which $4.5 million, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2013 the liability associated with uncertain tax positions was $10.5 million, of which $4.7 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2014 the total accrued interest and penalties are $1.7 million and $1.1 million, respectively.  As of December 31, 2013 the total accrued interest and penalties are $1.5 million and $0.9 million, respectively.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $0.2 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.  The Internal Revenue Service is currently auditing the 2012 tax year.  With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2011.

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended
	June 30,
In thousands, except per share data	2014	2013
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$88,705	$74,638
Less: dividends declared - common shares and non-vested restricted stock	(3,863)	(2,410)
Undistributed earnings	84,842	72,228
Percentage allocated to common shareholders (1)	99.6%	99.6%
	84,503	71,939
Add: dividends declared - common shares	3,849	2,399
Numerator for basic and diluted earnings per common share	$88,352	$74,338
Denominator
Denominator for basic earnings per common share - weighted average shares	96,048	95,762
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,010	1,340
Denominator for diluted earnings per common share - adjusted weighted average
shares and assumed conversion	97,058	97,102
Net income per common share attributable to Wabtec shareholders
Basic	$0.92	$0.78
Diluted	$0.91	$0.77

(1) Basic weighted-average common shares outstanding	96,048	95,762
Basic weighted-average common shares outstanding and non-vested restricted
stock expected to vest	96,395	96,193
Percentage allocated to common shareholders	99.6%	99.6%

	Six Months Ended
	June 30,
In thousands, except per share data	2014	2013
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$168,839	$144,251
Less: dividends declared - common shares and non-vested restricted stock	(7,691)	(4,796)
Undistributed earnings	161,148	139,455
Percentage allocated to common shareholders (1)	99.6%	99.5%
	160,503	138,758
Add: dividends declared - common shares	7,657	4,772
Numerator for basic and diluted earnings per common share	$168,160	$143,530
Denominator
Denominator for basic earnings per common share - weighted average shares	95,674	95,243
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,153	1,363
Denominator for diluted earnings per common share - adjusted weighted average
shares and assumed conversion	96,827	96,606
Net income per common share attributable to Wabtec shareholders
Basic	$1.76	$1.51
Diluted	$1.74	$1.49

(1) Basic weighted-average common shares outstanding	95,674	95,243
Basic weighted-average common shares outstanding and non-vested restricted
stock expected to vest	96,094	95,724
Percentage allocated to common shareholders	99.6%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Six Months Ended
	June 30,
In thousands	2014	2013
Balance at December 31, 2013 and 2012, respectively	$60,593	$58,212
Warranty expense	15,328	13,851
Acquisitions	3,567	1,776
Warranty claim payments	(8,816)	(10,665)
Foreign currency impact/other	447	(1,400)
Balance at June 30, 2014 and 2013, respectively	$71,119	$61,774

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2014, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at June 30, 2014 Using
	Total Carrying	Quoted Prices in		Significant
	Value at	Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
In thousands	2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	3,494	-	3,494	-
Total	$3,494	$-	$3,494	$-

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2013, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at December 31, 2013 Using
	Total Carrying	Quoted Prices in		Significant
	Value at	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
In thousands	2013	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	3,005	-	3,005	-
Total	$3,005	$-	$3,005	$-

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

The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at June 30, 2014 and December 31, 2013. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes are considered Level 2 based on the fair value valuation hierarchy.

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Carry	Fair	Carry	Fair
In thousands	Value	Value	Value	Value
Interest rate swap agreement	$3,494	$3,494	$3,005	$3,005
4.375% Senior Notes	250,000	260,890	250,000	253,135

         The fair value of the Company’s interest rate swap agreement and the 2013 Notes  were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

13. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in Note 18 therein, filed on February 21, 2014. During the first six months for 2014, there were no material changes to the information described in the Form 10-K.

The Company is also subject to litigation from time to time arising out of its operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in Note 18 therein, filed on February 21, 2014. During the first six months of 2014, there were no material changes to the information described in the Form 10-K.

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

Segment financial information for the three months ended June 30, 2014 is as follows:

			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$411,502	$319,566	$-	$731,068
Intersegment sales/(elimination)	10,110	1,441	(11,551)	-
Total sales	$421,612	$321,007	$(11,551)	$731,068
Income (loss) from operations	$100,283	$36,757	$(4,717)	$132,323
Interest expense and other, net	-	-	(4,282)	(4,282)
Income (loss) from operations before income taxes	$100,283	$36,757	$(8,999)	$128,041

Segment financial information for the three months ended June 30, 2013 is as follows:

			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$354,857	$283,145	$-	$638,002
Intersegment sales/(elimination)	7,914	1,405	(9,319)	$-
Total sales	$362,771	$284,550	$(9,319)	$638,002
Income (loss) from operations	$78,601	$35,893	$(1,940)	$112,554
Interest expense and other, net	-	-	(2,865)	(2,865)
Income (loss) from operations before income taxes	$78,601	$35,893	$(4,805)	$109,689

Segment financial information for the six months ended June 30, 2014 is as follows:

			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$797,008	$629,309	$-	$1,426,317
Intersegment sales/(elimination)	17,293	4,274	(21,567)	-
Total sales	$814,301	$633,583	$(21,567)	$1,426,317
Income (loss) from operations	$192,214	$71,275	$(9,320)	$254,169
Interest expense and other, net	-	-	(8,749)	(8,749)
Income (loss) from operations before income taxes	$192,214	$71,275	$(18,069)	$245,420

Segment financial information for the six months ended June 30, 2013 is as follows:

			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$668,536	$584,976	$-	$1,253,512
Intersegment sales/(elimination)	14,974	2,765	(17,739)	$-
Total sales	$683,510	$587,741	$(17,739)	$1,253,512
Income (loss) from operations	$148,436	$74,474	$(6,689)	$216,221
Interest expense and other, net	-	-	(7,060)	(7,060)
Income (loss) from operations before income taxes	$148,436	$74,474	$(13,749)	$209,161

Sales by product are as follows:

	Three Months Ended
	June 30,
In thousands	2014	2013
Specialty Products & Electronics	$312,119	$264,557
Remanufacturing, Overhaul & Build	159,575	160,808
Brake Products	160,664	139,410
Other Transit Products	53,011	52,379
Other	45,699	20,848
Total sales	$731,068	$638,002

Sales by product are as follows:

	Six Months Ended
	June 30,
In thousands	2014	2013
Specialty Products & Electronics	$590,859	$500,627
Remanufacturing, Overhaul & Build	331,824	327,534
Brake Products	316,269	280,732
Other Transit Products	103,537	103,428
Other	83,828	41,191
Total sales	$1,426,317	$1,253,512

15. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2014	2013	2014	2013
Foreign currency gain (loss)	$262	$(1,004)	$(99)	$(1,931)
Other miscellaneous (expense) income	(19)	1,410	325	1,756
Total other income (expense), net	$243	$406	$226	$(175)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first six months of 2014, about 46% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge activity in key freight rail and passenger transit markets such as North and South America, Europe and Asia-Pacific. In these and other markets, the freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic and the level of investment spending by railroads and governments to expand, upgrade, and modernize their networks. Based on those fluctuations, railroads and governments can increase or decrease purchases of new locomotives and freight cars, and spending on rail-related infrastructure. The passenger transit industry is driven mainly by the spending of government agencies and authorities as they maintain, expand and modernize their transit systems. In doing so, they will increase or decrease spending on new locomotives, transit/subway cars, buses and related infrastructure. Farebox revenues, the fees paid by riders to use public transit, also provide funding for maintaining and operating the systems. Many government entities at all levels are facing budget issues, which could have a negative effect on demand for the Company’s products and services.

In North America, the AAR compiles freight rail industry statistics such as carloadings, generally referred to as “rail traffic,” and the Railway Supply Institute (RSI) releases data on freight car orders, deliveries, and backlog. Through July 19, 2014 carloadings in North America increased 4.3% from 2013, including a 6.0% increase in intermodal traffic. According to the RSI, in the second quarter of 2014, the industry multi-year backlog of freight cars on order increased to about 100,000. In 2014, with some carbuilders already at capacity, we expect deliveries of new locomotives and new freight cars to be higher than in 2013. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.

The American Public Transportation Association (APTA) provides quarterly transit ridership statistics for the U.S. and Canada. In its most recent report, APTA said first quarter 2014 ridership was consistent with the prior quarter in United States and Canada. In 2012, the U.S. Congress passed a new, two-year transportation funding bill, which maintained transit spending at about the same level, about $10.7 billion, as in prior years. Spending in 2014 is expected to remain at about the same level. The Company also expects deliveries of new subway cars and buses in 2014 to remain about the same as in 2013.

In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. The railroads and commuter rail authorities have said they cannot complete full implementation by the deadline.  The U.S. Congress has discussed extending the deadline but has not done so. An extension of the deadline could affect the rate of industry spending on this technology. Wabtec’s PTC revenue was about $145 million for the six months ended June 30, 2014.

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

Current conditions in these international markets vary based on general economic factors and specific freight rail and passenger transit drivers, as mentioned above. In its most recent quarterly data, the Office of Rail Regulation in the U.K. reported an increase in passenger ridership of 7% and a 5.6% increase in freight moved. In Germany, the government statistics bureau reported an increase of 0.5% for passenger ridership in 2013, and an increase in rail freight transport of 4.4% in the first quarter of 2014. In China, the government said China Railway Corporation increased railway investment by 9% in the first quarter of 2014, compared to the year-ago quarter. Russian Railways announced an increase of 0.4% in passenger ridership in the first six months of 2014 compared to the year-ago period, and it said freight tons loaded were 1% lower than the year-ago period.

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

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2014	2013	2014	2013
Net sales	$731,068	$638,002	$1,426,317	$1,253,512
Cost of sales	(506,410)	(445,121)	(992,090)	(877,743)
Gross profit	224,658	192,881	434,227	375,769
Selling, general and administrative expenses	(72,982)	(63,874)	(143,063)	(128,174)
Engineering expenses	(14,221)	(11,280)	(27,167)	(22,614)
Amortization expense	(5,132)	(5,173)	(9,828)	(8,760)
Total operating expenses	(92,335)	(80,327)	(180,058)	(159,548)
Income from operations	132,323	112,554	254,169	216,221
Interest expense, net	(4,525)	(3,271)	(8,975)	(6,885)
Other income (expense), net	243	406	226	(175)
Income from operations before income taxes	128,041	109,689	245,420	209,161
Income tax expense	(39,336)	(35,051)	(76,581)	(64,910)
Net income attributable to Wabtec shareholders	$88,705	$74,638	$168,839	$144,251

SECOND QUARTER 2014 COMPARED TO SECOND QUARTER 2013

The following table summarizes our results of operations for the periods indicated:

	Three months ended June 30,
			Percent
In thousands	2014	2013	Change
Freight Segment	$411,502	$354,857	16.0%
Transit Segment	319,566	283,145	12.9%
Net sales	731,068	638,002	14.6%
Income from operations	132,323	112,554	17.6%
Net income attributable to Wabtec shareholders	$88,705	$74,638	18.8%

The following table shows the major components of the change in sales in the second quarter of 2014 from the second quarter of 2013:

	Freight	Transit
In thousands	Segment	Segment	Total
Second Quarter 2013 Net Sales	$354,857	$283,145	$638,002
Acquisitions	24,086	15,521	39,607
Change in Sales by Product Line:
Specialty Products & Electronics	20,609	3,822	24,431
Brake Products	17,407	1,381	18,788
Remanufacturing, Overhaul & Build	(12,022)	2,601	(9,421)
Other Transit Products	-	418	418
Other	7,851	105	7,956
Foreign exchange	(1,286)	12,573	11,287
Second Quarter 2014 Net Sales	$411,502	$319,566	$731,068

Net sales for the three months ended June 30, 2014 increased by $93.1 million to $731.1 million from $638.0 million. The increase is primarily due to a $24.4 million increase for Specialty Products and Electronics sales from higher demand for freight original equipment products and aftermarket electronic products and $18.8 million for Brake Products sales due to higher demand for original equipment brakes for freight customers and aftermarket brakes from certain transit authorities.  Acquisitions increased sales $39.6 million and favorable foreign exchange increased sales $11.3 million.

Freight Segment sales increased by $56.7 million, or 16.0%, primarily due to an increase of $20.6 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products, positive train control electronics, and aftermarket rail products; $17.4 million for Brake Products due to higher demand for original equipment brakes. These increases were partially offset by $12.0 million in lower sales for original equipment freight locomotives. Acquisitions increased sales by $24.1 million, while unfavorable foreign exchange decreased sales by $1.3 million.

Transit Segment sales increased by $36.4 million, or 12.9%, due to $3.8 million for Specialty Products and Electronics sales from higher demand for transit original equipment electronic products, $1.4 million from increased demand for aftermarket brakes from certain transit authorities, and $2.6 million for aftermarket services for locomotives. Acquisitions increased sales by $15.5 million, while favorable foreign exchange increased net sales by $12.6 million.

Cost of Sales and Gross Profit. Cost of Sales increased by $61.3 million to $506.4 million in the second quarter of 2014 compared to $445.1 million in the same period of 2013. In the second quarter of 2014, cost of sales, as a percentage of sales was 69.3% compared to 69.8% in the same period of 2013.

Raw material costs were approximately 43% and 42% as a percentage of sales in the second quarters of 2014 and 2013, respectively. Labor costs were approximately 11% and 12% as a percentage of sales in the second quarters of 2014 and 2013, respectively. Overhead costs were approximately 14% in the second quarters of 2014 and 2013. Freight Segment raw material costs increased as a percentage of sales to approximately 43% in the second quarter of 2014 from 41% in the same period of 2013. Freight Segment labor costs were approximately 10% and 11% as a percentage of sales in the second quarters of 2014 and 2013, respectively, and overhead costs were approximately 14% as a percentage of sales in the second quarters of 2014 and 2013. Transit Segment raw material costs as a percentage of sales increased from approximately 43% in the second quarter of 2013 to 44% in the same period of

2014. Transit Segment labor costs were approximately 13% as a percentage of sales in the second quarters of 2014 and 2013, and overhead costs remained unchanged at 15% for both the second quarter of 2014 and the second quarter of 2013..

In general, raw material costs as a percentage of sales increased due to the higher mix of revenue generated from freight and transit original equipment sales and aftermarket services, which have a higher raw material component as cost of sales.  Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $1.5 million higher in the second quarter of 2014 compared to the same period of 2013. As a percentage of sales, warranty expense was 1.3% for the second quarter of 2014 compared to 1.5% for the same period in the previous year.

Gross profit for the three months ended June 30, 2014 increased $31.8 million to $224.7 million from $192.9 million and the gross profit margin increased 50 basis points to 30.7%. These increases are due to higher sales volume and the reasons discussed above.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Three months ended June 30,
		Percentage of		Percentage of
In thousands	2014	Sales	2013	Sales
Selling, general and administrative expenses	$72,982	10.0%	$63,874	10.0%
Engineering expenses	14,221	1.9%	11,280	1.8%
Amortization expense	5,132	0.7%	5,173	0.8%
Total operating expenses	$92,335	12.6%	$80,327	12.6%

Total operating expenses were 12.6% of sales for the second quarters of 2014 and 2013.  Selling, general, and administrative expenses increased $9.1 million, or 14.3%, primarily due to $4.5 million of additional expenses from acquisitions and $1.5 million for incentive and non-cash compensation expense. Engineering expense increased by $2.9 million primarily due to a $1.4 million increase related to new product development and $0.8 million related to acquisitions. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense remained stable period over period.

The following table shows our segment operating expense for the periods indicated:

	Three months ended June 30,
			Percent
In thousands	2014	2013	Change
Freight Segment	$43,185	$39,066	10.5%
Transit Segment	44,433	39,321	13.0%
Corporate	4,717	1,940	(143)%
Total operating expenses	$92,335	$80,327	14.9%

Freight Segment operating expenses increased $4.1 million, or 10.5%, in the second quarter of 2014 but decreased 50 basis points to 10.5% of sales. The increase primarily relates to $1.8 million of incremental selling, general and administrative expense and $0.3 million of incremental engineering expense from acquisitions, and an increase of $2.2 million in selling, general and administrative expense supporting the higher sales volume.

Transit Segment operating expenses increased $5.1 million, or 13.0%, in the second quarter of 2014, remaining consistent period over period. The increase is primarily related to $2.7 million of incremental selling, general, and administrative expense and $0.8 million of incremental engineering expense from acquisitions.

Corporate non-allocated operating expenses increased $2.7 million in the second quarter of 2014 compared to the same period of 2013.

Income from operations Income from operations totaled $132.3 million or 18.1% of sales in the second quarter of 2014 compared to $112.6 million or 17.6% of sales in the same period of 2013. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Interest expense, net, increased $1.2 million in the second quarter of 2014 compared to the same period of 2013 due to higher debt balances resulting from acquisitions, partially offset by lower average interest rates.

Income taxes The effective income tax rate was 30.7% and 31.2% for the second quarter of 2014 and 2013, respectively. The decrease in the effective rate is primarily due to an increase in foreign income taxed at lower statutory rates.

Net income Net income for the second quarter of 2014 was $88.7 million or $0.91 per diluted share compared to $74.6 million or $0.77 per diluted share in the prior year quarter. The increase in net income is due to higher sales volume, partially offset by higher operating expenses.

FIRST SIX MONTHS OF 2014 COMPARED TO FIRST SIX MONTHS OF 2013

The following table summarizes our results of operations for the periods indicated:

	Six months ended June 30,
			Percent
In thousands	2014	2013	Change
Freight Segment	$797,008	$668,536	19.2%
Transit Segment	629,309	584,976	7.6%
Net sales	1,426,317	1,253,512	13.8%
Income from operations	254,169	216,221	17.6%
Net income attributable to Wabtec shareholders	$168,839	$144,251	17.0%

The following table shows the major components of the change in sales in the second quarter of 2014 from the second quarter of 2013:

	Freight	Transit
In thousands	Segment	Segment	Total
First Six Months of 2013 Net Sales	$668,536	$584,976	$1,253,512
Acquisitions	44,809	15,521	60,330
Change in Sales by Product Line:
Specialty Products & Electronics	63,212	5,470	68,682
Brake Products	25,242	6,302	31,544
Remanufacturing, Overhaul & Build	(7,361)	(1,824)	(9,185)
Other Transit Products	-	(267)	(267)
Other	11,597	(776)	10,821
Foreign exchange	(9,027)	19,907	10,880
First Six Months of 2014 Net Sales	$797,008	$629,309	$1,426,317

Net sales for the six months ended June 30, 2014 increased by $172.8 million to $1,426.3 million from $1,253.5 million. The increase is primarily due to a $68.7 million increase for Specialty Products and Electronics sales from higher demand for freight original equipment products and aftermarket electronic products and $31.5 million for Brake Products sales due to higher demand for original equipment brakes for freight customers and aftermarket brakes from certain transit authorities.  Acquisitions increased sales $60.3 million and favorable foreign exchange increased sales $10.9 million.

Freight Segment sales increased by $128.5 million, or 19%, primarily due to an increase of $63.2 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products, positive train control electronics, and aftermarket rail products; $25.2 million for Brake Products due to higher demand for original equipment brakes. Acquisitions increased sales by $44.8 million, while unfavorable foreign exchange decreased sales by $9.0 million.

Transit Segment sales increased by $44.3 million, or 7.6%, due to $5.5 million for Specialty Products and Electronics sales from higher demand for transit original equipment electronic products and $6.3 million from increased demand for aftermarket brakes from certain transit authorities. These increases were partially offset by $1.8 million in lower sales for original equipment transit locomotives.  Acquisitions increased sales by $15.5 million, while favorable foreign exchange increased net sales by $19.9 million.

Cost of Sales and Gross Profit. Cost of Sales increased by $114.3 million to $992.1 million in the first six months of 2014 compared to $877.7 million in the same period of 2013. In the first six months of 2014, cost of sales as a percentage of sales was 69.6% compared to 70.0% in the same period of 2013.

Raw material costs were approximately 43% as a percentage of sales in the first six months of 2014 and 2013 . Labor costs were approximately 11% and 12% as a percentage of sales in the first six months of 2014 and 2013, respectively. Overhead costs decreased as a percentage of sales to approximately 14% in the first six months of 2014 from approximately 15% in the same period of 2013. Freight Segment raw material costs increased as a percentage of sales to approximately 42% in the first six months of 2014 from 41% in the same period of 2013. Freight Segment labor costs were approximately 10% and 11% as a percentage of sales in the first six months of 2014 and 2013, respectively, and overhead costs were approximately 14% as a percentage of sales in the first six months of 2014 and 2013. Transit Segment raw material costs were approximately 45% and 44% as a percentage of sales in the first six months of 2014 and 2013, respectively. Transit Segment labor costs were approximately 13% as a percentage of sales in the first six months of 2014 and 2013, and overhead costs remained unchanged at 15% for both the first six months of 2014 and the first six months of 2013.

In general, raw material costs as a percentage of sales increased due to the higher mix of revenue generated from freight and transit original equipment sales and aftermarket services, which have a higher raw material component as cost of sales. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $1.4 million higher in the first six months of 2014 compared to the same period of 2013. As a percentage of sales, warranty expense was 1.1% for the first six months of 2014 and 2013.

Gross profit for the six months ended June 30, 2014 increased $58.5 million to $434.2 million from $375.8 million and the gross profit margin increased 40 basis points to 30.4%. These increases are due to higher sales volume and the reasons discussed above.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Six months ended June 30,
		Percentage of		Percentage of
In thousands	2014	Sales	2013	Sales
Selling, general and administrative expenses	$143,063	10.0%	$128,174	10.2%
Engineering expenses	27,167	1.9%	22,614	1.8%
Amortization expense	9,828	0.7%	8,760	0.7%
Total operating expenses	$180,058	12.6%	$159,548	12.7%

Total operating expenses were 12.6% of sales for the first six months of 2014 compared to 12.7% for the same period in the previous year, a decrease of 10 basis points.  Selling, general, and administrative expenses increased $14.9 million, or 11.6%, primarily due to $6.7 million of additional expenses from acquisitions and $2.0 million for incentive and non-cash compensation expense. Engineering expense increased by $4.6 million primarily due to a $3.2 million increase related to new product development and $1.4 million related to acquisitions. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense increased $1.1 million, or 12.2%, due to amortization of intangibles associated with acquisitions.

The following table shows our segment operating expense for the periods indicated:

	Six months ended June 30,
			Percent
In thousands	2014	2013	Change
Freight Segment	$86,240	$76,051	13.4%
Transit Segment	84,498	76,808	10.0%
Corporate	9,320	6,689	(39)%
Total operating expenses	$180,058	$159,548	12.9%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Certain corporate costs are allocated to the Freight and Transit Segments based on segment revenues.

Freight Segment operating expenses increased $10.2 million, or 13.4%, in the first six months of 2014 but decreased 10 basis points to 10.8% of sales. The increase primarily relates to $3.6 million of incremental selling, general and administrative expense and $0.6 million of incremental engineering expense from acquisitions, and an increase of $1.9 million in expenses allocated to the operating segments.

Transit Segment operating expenses increased $7.7 million, or 10.0%, in the first six months of 2014 and increased 5 basis points to 13.4% of sales. The increase is primarily related to an increase of $2.7 million of incremental selling, general, and administrative expense and $0.8 million of incremental engineering expense from acquisitions,

Corporate non-allocated operating expenses increased $2.6 million in the first six months of 2014 compared to the same period of 2013.

Income from operations Income from operations totaled $254.2 million or 17.8% of sales in the first six months of 2014 compared to $216.2 million or 17.2% of sales in the same period of 2013. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Interest expense, net, increased $2.1 million in the first six months of 2014 compared to the same period of 2013 due to higher debt balances resulting from acquisitions, partially offset by lower average interest rates.

Income taxes The effective income tax rate was 31.2% and 31.0% for the first six months of 2014 and 2013, respectively. The increase in the effective rate is primarily due to a benefit recorded in 2013 related to the extension of the R&D tax credit.

Net income Net income for the first six months of 2014 was $168.8 million or $1.74 per diluted share compared to $144.3 million or $1.49 per diluted share in the prior year quarter. The increase in net income is due to higher sales volume, partially offset by a higher effective tax rate discussed above.

 Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Six Months Ended
	June 30,
In thousands	2014	2013
Cash provided by (used for):
Operating activities	$137,659	$45,096
Investing activities	(217,557)	(123,847)
Financing activities	24,585	81,071
Decrease in cash	$(59,853)	$(1,261)

Operating activities In the first six months of 2014 and 2013, cash provided by operations was $137.7 million and $45.1 million, respectively. In comparison to the first six months of 2013, cash provided by operations in 2014 resulted from reduced cash outflows for working capital compared to the prior year, coupled with higher operating results.  The major components of the higher cash outflows were as follows: a positive change in accounts receivable of $11.2 million as the number of days to collect cash decreased, a positive change in accounts payable of $22.3 million , and a favorable change in accrued income taxes of $20.5 million, both due to payment timing.

Investing activities In the first six months of 2014 and 2013, cash used in investing activities was $217.6 million and $123.8 million, respectively. The major components of the cash outflow in 2014 relate to planned additions to property, plant and equipment of $18.4 million for continued investments in our facilities and manufacturing processes and $199.4 million in net cash paid for acquisitions.   This compares to $14.6 million in property, plant, and equipment and $115.1 million in net cash paid for acquisitions in 2013.  Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.

Financing activities In the first six months of 2014, cash provided by financing activities was $24.6 million, which included $266.9 million in proceeds from the revolving credit facility, $216.7 million of repayments of debt on the revolving credit facility, $4.4 million for the settlement of contingent purchase price obligations related to a prior year acquisition, $16.6 million for the repurchase of 222,200 shares of stock, and $7.7 million of dividend payments.  In the first six months of 2013, cash provided by financing activities was $81.1 million, which included $244.8 million in proceeds from debt and $165.7 million of repayments of debt on the revolving credit facility and $4.8 million of dividend payments.

Company Stock Repurchase Plan

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200.0 million of the Company’s outstanding shares. During the first six months of 2014, the Company repurchased 222,200 shares at an average price of $74.81 per share, leaving $183.4 million under the authorization. All purchases were on the open market.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2013 Refinancing Credit Agreement, as well as the Notes currently outstanding.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2014, the Company has recognized a total liability of $10.3 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 20% and 11% of total long-term debt at June 30, 2014 and December 31, 2013, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at June 30, 2014 would increase or decrease interest expense by about $1.0 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into a forward interest rate swap agreement which converts a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 6 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first six months of 2014, approximately 54% of Wabtec’s net sales were to customers in the United States, 12% in the United Kingdom, 6% in Canada, 5% in Mexico, 4% in Australia, 3% in Brazil, 2% in Germany and 14% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2014. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200.0 million of the Company’s outstanding shares. During the first six months of 2014, the Company repurchased 222,200 shares at an average price of $74.81 per share, leaving $183.4 million under the authorization. All purchases were on the open market.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2013 Refinancing Credit Agreement, as well as the Notes currently outstanding.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Senior Vice President Finance and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	July 31, 2014

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.