Form 10-Q
period 2014-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2014-10-30
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2014
Common Stock, $.01 par value per share	96,254,818 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

September 30, 2014

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
In thousands, except shares and par value	2014	2013
Assets
Current Assets
Cash and cash equivalents	$212,541	$285,760
Accounts receivable	474,930	349,458
Unbilled accounts receivable	240,178	205,045
Inventories	489,053	403,229
Deferred income taxes	52,240	50,622
Other	64,866	38,933
Total current assets	1,533,808	1,333,047
Property, plant and equipment	682,297	597,740
Accumulated depreciation	(339,932)	(321,662)
Property, plant and equipment, net	342,365	276,078
Other Assets
Goodwill	864,460	786,433
Other intangibles, net	449,533	385,679
Other noncurrent assets	38,221	40,760
Total other assets	1,352,214	1,212,872
Total Assets	$3,228,387	$2,821,997

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$389,284	$326,666
Customer deposits	74,901	66,573
Accrued compensation	64,168	57,058
Accrued warranty	53,509	43,197
Current portion of long-term debt	955	421
Other accrued liabilities	91,931	85,485
Total current liabilities	674,748	579,400
Long-term debt	521,087	450,288
Accrued postretirement and pension benefits	62,371	50,003
Deferred income taxes	143,549	114,486
Accrued warranty	17,203	17,396
Other long-term liabilities	19,820	23,257
Total liabilities	1,438,778	1,234,830
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 96,254,818 and 95,909,948 outstanding
at September 30, 2014 and December 31, 2013, respectively	1,323	1,323
Additional paid-in capital	441,869	415,059
Treasury stock, at cost, 36,094,716 and 36,439,586 shares, at	(392,475)	(372,969)
September 30, 2014 and December 31, 2013, respectively
Retained earnings	1,822,225	1,576,702
Accumulated other comprehensive loss	(84,285)	(34,856)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	1,788,657	1,585,259
Non-controlling interest (minority interest)	952	1,908
Total shareholders’ equity	1,789,609	1,587,167
Total Liabilities and Shareholders’ Equity	$3,228,387	$2,821,997

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share data	2014	2013	2014	2013

Net sales	$797,271	$631,398	$2,223,588	$1,884,910
Cost of sales	(549,813)	(443,265)	(1,541,903)	(1,321,008)
Gross profit	247,458	188,133	681,685	563,902
Selling, general and administrative expenses	(88,359)	(63,402)	(231,422)	(191,576)
Engineering expenses	(16,391)	(10,921)	(43,558)	(33,535)
Amortization expense	(6,731)	(3,939)	(16,559)	(12,699)
Total operating expenses	(111,481)	(78,262)	(291,539)	(237,810)
Income from operations	135,977	109,871	390,146	326,092
Other income and expenses
Interest expense, net	(4,594)	(3,829)	(13,569)	(10,714)
Other income (expense), net	(154)	(1,658)	72	(1,833)
Income from operations before income taxes	131,229	104,384	376,649	313,545
Income tax expense	(41,074)	(30,441)	(117,655)	(95,351)
Net income attributable to Wabtec shareholders	$90,155	$73,943	$258,994	$218,194

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.94	$0.77	$2.69	$2.28
Diluted
Net income attributable to Wabtec shareholders	$0.93	$0.76	$2.67	$2.25

Weighted average shares outstanding
Basic	95,935	95,848	95,745	95,383
Diluted	97,004	97,174	96,834	96,754

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share data	2014	2013	2014	2013

Net income attributable to Wabtec shareholders	$90,155	$73,943	$258,994	$218,194
Foreign currency translation gain (loss)	(60,964)	34,179	(52,876)	(2,799)
Unrealized gain (loss) on derivative contracts	1,153	(411)	560	599
Pension benefit plans and post-retirement benefit plans	2,553	1,341	4,335	6,746
Other comprehensive income (loss) before tax	(57,258)	35,109	(47,981)	4,546
Income tax benefit (expense) related to components of
other comprehensive income (loss)	(1,067)	(1,075)	(1,448)	(3,061)
Other comprehensive income (loss), net of tax	(58,325)	34,034	(49,429)	1,485
Comprehensive income attributable to Wabtec shareholders	$31,830	$107,977	$209,565	$219,679

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended
	September 30,
In thousands, except per share data	2014	2013

Operating Activities
Net income attributable to Wabtec shareholders	$258,994	$218,194
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	44,977	37,135
Stock-based compensation expense	19,107	17,596
Loss (gain) on disposal of property, plant and equipment	114	(641)
Excess income tax benefits from exercise of stock options	(2,739)	(9,445)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(89,359)	(167,175)
Inventories	(33,958)	29,025
Accounts payable	40,971	23,542
Accrued income taxes	16,355	(2,032)
Accrued liabilities and customer deposits	8,342	(45,407)
Other assets and liabilities	(32,640)	(15,796)
Net cash provided by operating activities	230,164	84,996
Investing Activities
Purchase of property, plant and equipment	(30,977)	(23,595)
Proceeds from disposal of property, plant and equipment	340	6,168
Acquisitions of businesses, net of cash acquired	(299,661)	(222,058)
Net cash used for investing activities	(330,298)	(239,485)
Financing Activities
Proceeds from debt	433,400	868,538
Payments of debt	(362,965)	(649,359)
Purchase of treasury stock	(26,757)	(5,486)
Proceeds from exercise of stock options and other benefit plans	3,044	4,736
Excess income tax benefits from exercise of stock options	2,739	9,445
Earn-out settlement	(4,429)	-
Cash dividends ($0.14 and $0.09 per share for the nine months
ended September 30, 2014 and 2013, respectively)	(13,471)	(8,800)
Net cash provided by financing activities	31,561	219,074
Effect of changes in currency exchange rates	(4,646)	656
(Decrease) increase in cash	(73,219)	65,241
Cash, beginning of year	285,760	215,766
Cash, end of period	$212,541	$281,007

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014 (UNAUDITED)

1. BUSINESS

Westinghouse Air Brake Technologies Corporation (“Wabtec”) is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first nine months of 2014, about 48% of the Company’s revenues came from customers outside the U.S.

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

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $240.2 million and $205.0 million, customer deposits were $74.9 million and $66.6 million, and provisions for loss contracts were $7.4 million and $14.0 million at September 30, 2014 and December 31, 2013, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $19.2 million at September 30, 2014 and December 31, 2013, respectively.

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

Financial Derivatives and Hedging Activities The Company periodically enters into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counter-party to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At September 30, 2014, the Company had no material foreign currency forward contracts.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company has entered into two forward starting interest rate swap agreements with notional values of $150.0 million. As of September 30, 2014, the Company has recorded a current liability of $2.4 million and a corresponding offset in accumulated other comprehensive loss of $1.4 million, net of tax, related to this agreement. For further information regarding the forward starting interest rate swap agreements, see Footnote 6.

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

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. Net income attributable to non-controlling interests for the three and nine months ended September 30, 2014 and 2013 was not material.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2014 are as follows:

			Pension and
	Foreign		post
	currency	Derivative	retirement
In thousands	translation	contracts	benefits plans	Total
Balance at December 31, 2013	$17,326	$(2,010)	$(50,172)	$(34,856)
Other comprehensive income (loss) before reclassifications	(52,876)	(876)	1,156	(52,596)
Amounts reclassified from accumulated other
comprehensive income	-	1,167	2,000	3,167
Net current period other comprehensive income (loss)	(52,876)	291	3,156	(49,429)
Balance at September 30, 2014	$(35,550)	$(1,719)	$(47,016)	$(84,285)

Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2014 are as follows:

	Amount reclassified from	Affected line item in the
	accumulated other	Condensed Consolidated
In thousands	comprehensive income	Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(613)	Cost of sales
Amortization of net loss	1,368	Cost of sales
	755	Income from Operations
	(236)	Income tax expense
	$519	Net income

Derivative contracts
Realized loss on derivative contracts	$492	Interest expense, net
	(154)	Income tax expense
	$338	Net income

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2014 are as follows:

	Amount reclassified from	Affected line item in the
	accumulated other	Condensed Consolidated
In thousands	comprehensive income	Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(1,843)	Cost of sales
Amortization of net loss	4,751	Cost of sales
	2,908	Income from Operations
	(908)	Income tax expense
	$2,000	Net income

Derivative contracts
Realized loss on derivative contracts	$1,697	Interest expense, net
	(530)	Income tax expense
	$1,167	Net income

3. ACQUISITIONS

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

—

On September 3, 2014, the Company acquired C2CE Pty Ltd. (“C2CE”), a provider of railway signal design services, for a net purchase price of approximately $25.1 million, net of cash acquired, resulting in preliminary goodwill of $15.0 million, none of which will be deductible for tax purposes.

—

On September 24, 2013, the Company acquired Longwood Industries, Inc (“Longwood”), a manufacturer of specialty rubber products for transportation, oil and gas, and industrial markets, for a net purchase price of approximately $83.9 million, net of cash acquired, resulting in goodwill of $28.3 million, none of which will be deductible for tax purposes.

—

On July 30, 2013, the Company acquired Turbonetics Holdings, Inc (“Turbonetics”), a manufacturer of turbochargers and related components for various industrial markets, for a net purchase price of approximately $23.2 million, net of cash acquired, resulting in preliminary goodwill of $11.3 million, none of which will be deductible for tax purposes.

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

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•

On August 21, 2014, the Company acquired Dia-Frag (“Dia-Frag”), a manufacturer of friction products for various markets with a focus on motorcycle braking, for a net purchase price of approximately $70.6 million, net of cash acquired, resulting in additional goodwill of $32.6 million, none of which will be deductible for tax purposes.

•

On June 6, 2014, the Company acquired Fandstan Electric Group Ltd. (“Fandstan”), a leading rail and industrial equipment manufacturer for a variety of markets, including rail and tram transportation, industrial and energy, for a net purchase price of approximately $199.4 million, net of cash acquired, resulting in additional goodwill of $49.7 million, none of which will be deductible for tax purposes.

The acquisitions listed above include escrow deposits of $41.6 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements. For the C2CE, Dia-Frag, and Fandstan acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  For the Longwood, Turbonetics, and Napier acquisitions, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

	C2CE	Dia-Frag	Fandstan	Longwood	Turbonetics	Napier
	September 3,	August 21,	June 6,	September 24,	July 30,	January 31,
In thousands	2014	2014	2014	2013	2013	2013
Current assets	$9,794	$12,502	$125,025	$17,444	$5,532	$13,441
Property, plant & equipment	1,860	4,497	61,465	19,363	992	8,837
Goodwill	14,981	32,556	49,748	28,272	11,309	67,045
Other intangible assets	3,804	36,211	51,571	39,440	11,140	40,583
Other assets	-	65	309	7	-	-
Total assets acquired	30,439	85,831	288,118	104,526	28,973	129,906
Total liabilities assumed	(5,323)	(15,190)	(88,714)	(20,663)	(5,790)	(17,565)
Net assets acquired	$25,116	$70,641	$199,404	$83,863	$23,183	$112,341

Of the $182.6 million of total acquired intangible assets, $119.5 million was assigned to customer relationships, $45.9 million was assigned to trade names, $5.2 million was assigned to patents, $3.9 million was assigned to non-compete agreements, $0.8 million was assigned to favorable leasehold interest and $7.3 million was assigned to customer backlog. The trade names were determined to have an indefinite useful life, while the customer relationships’ average useful life is 20 years, the patents’ useful life is 11 years, the non-compete useful life is five years and the favorable leasehold interest useful life is five years.

The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2013:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
In thousands	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$808,327	$727,010	$2,357,388	$2,179,068
Gross profit	250,542	212,649	724,706	645,888
Net income attributable to Wabtec shareholders	91,519	79,897	269,469	239,151
Diluted earnings per share
As Reported	$0.93	$0.76	$2.67	$2.25
Pro forma	$0.94	$0.82	$2.78	$2.46

4. INVENTORIES

The components of inventory, net of reserves, were:

	September 30,	December 31,
In thousands	2014	2013
Raw materials	$192,042	$165,906
Work-in-progress	155,574	137,449
Finished goods	141,437	99,874
Total inventories	$489,053	$403,229

5. INTANGIBLES

The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2014 is as follows:

	Freight	Transit
In thousands	Segment	Segment	Total
Balance at December 31, 2013	$509,664	$276,769	$786,433
Adjustment to preliminary purchase allocation	(2,488)	(1,554)	(4,042)
Acquisitions	18,168	82,376	100,544
Foreign currency impact	(3,236)	(15,239)	(18,475)
Balance at September 30, 2014	$522,108	$342,352	$864,460

As of September 30, 2014 and December 31, 2013, the Company’s trademarks had a net carrying amount of $173.9 million and $156.8 million, respectively, and the Company believes these intangibles have an indefinite life.

Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	September 30,	December 31,
In thousands	2014	2013
Patents, non-compete and other intangibles, net of accumulated
amortization of $39,867 and $37,824	$19,573	$15,561
Customer relationships, net of accumulated amortization
of $53,848 and $44,910	256,068	213,324
Total	$275,641	$228,885

The weighted average remaining useful life of patents, customer relationships and intellectual property were eight years, 17 years and 15 years, respectively. Amortization expense for intangible assets was $6.7 million and $16.6 million for the three and nine months ended September 30, 2014, respectively, and $3.9 million and $12.7 million for the three and nine months ended September 30, 2013, respectively.

Amortization expense for the five succeeding years is estimated to be as follows (in thousands):

Remainder of 2014	$6,353
2015	22,324
2016	19,799
2017	18,903
2018	18,267

6. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
In thousands	2014	2013
4.375% Senior Notes, due 2023	$250,000	$250,000
Revolving Credit Facility	270,000	200,000
Capital Leases	2,042	709
Total	522,042	450,709
Less - current portion	955	421
Long-term portion	$521,087	$450,288

2013 Refinancing Credit Agreement

On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the Company with an $800 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At September 30, 2014, the Company had available bank borrowing capacity, net of $17.0 million of letters of credit, of approximately $513.0 million, subject to certain financial covenant restrictions.

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

At September 30, 2014 the weighted average interest rate on the Company’s variable rate debt was 1.16%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

The Company uses a December 31 measurement date for the plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended		Three Months Ended
	September 30,		September 30,
In thousands, except percentages	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$54	$111	$659	$505
Interest cost	488	490	2,271	1,651
Expected return on plan assets	(617)	(752)	(2,655)	(2,087)
Net amortization/deferrals	355	753	766	849
Settlement loss recognized	-	-	-	166
Net periodic benefit cost	$280	$602	$1,041	$1,084

	U.S.		International
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except percentages	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$250	$323	$1,511	$1,524
Interest cost	1,552	1,472	5,936	4,984
Expected return on plan assets	(1,857)	(2,232)	(7,116)	(6,304)
Net amortization/deferrals	1,665	2,431	2,292	2,570
Settlement loss recognized	-	-	-	166
Net periodic benefit cost	$1,610	$1,994	$2,623	$2,940

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

The Company uses a December 31 measurement date for all post retirement plans.

The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended		Three Months Ended
	September 30,		September 30,
In thousands, except percentages	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$7	$22	$10	$12
Interest cost	289	192	42	42
Net amortization/deferrals	(350)	(367)	(16)	(75)
Net periodic benefit (credit) cost	$(54)	$(153)	$36	$(21)

	U.S.		International
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except percentages	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$27	$36	$28	$36
Interest cost	881	834	126	129
Net amortization/deferrals	(1,003)	(791)	(46)	(228)
Net periodic benefit (credit) cost	$(95)	$79	$108	$(63)

8. STOCK-BASED COMPENSATION

As of September 30, 2014, the Company maintains employee stock-based compensation plans for stock options, restricted stock, restricted units, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 3,800,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the Directors Plan subsequent to October 31, 2016.

Stock-based compensation expense was $19.1 million and $17.6 million for the nine months ended September 30, 2014 and 2013, respectively. Included in the stock-based compensation expense for the nine months ended September 30, 2014 above is $1.8 million of expense related to stock options, $4.5 million related to restricted stock, $1.8 million related to restricted units, $10.3 million related to incentive stock awards and $0.7 million related to awards issued for Directors’ fees. At September 30, 2014, unamortized compensation expense related to stock options, restricted stock, restricted units and incentive stock awards expected to vest totaled $27.7 million and will be recognized over a weighted average period of 1.2 years.

Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the nine months ended September 30, 2014:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic value
	Options	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2013	1,232,862	$24.36	6.1	$61,530
Granted	81,552	73.20		661
Exercised	(144,210)	21.11		(8,682)
Canceled	(3,070)	52.73		(88)
Outstanding at September 30, 2014	1,167,134	$28.10	5.7	$62,101
Exercisable at September 30, 2014	815,518	$20.69	4.8	$49,435

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2014	2013
Dividend yield	0.11%	0.21%
Risk-free interest rate	2.19%	1.38%
Stock price volatility	33.0%	43.8%
Expected life (years)	5.0	5.0

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2014, the Company estimates that it will achieve 180%, 104% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2014, 2015, and 2016, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and unit activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the nine months ended September 30, 2014:

			Weighted
	Restricted	Incentive	Average Grant
	Stock	Stock	Date Fair
	and Units	Awards	Value
Outstanding at December 31, 2013	510,128	1,043,594	$35.27
Granted	149,136	140,240	61.72
Vested	(218,502)	(458,536)	29.83
Adjustment for incentive stock awards expected to vest	-	52,292	39.37
Canceled	(3,970)	(8,370)	45.92
Outstanding at September 30, 2014	436,792	769,220	$44.74

9. INCOME TAXES

The overall effective income tax rate was 31.3% and 31.2% for the three and nine months ended September 30, 2014, respectively, and 29.2% and 30.4% for the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2014, the increase in the effective rate is primarily due to a benefit recorded in the third quarter of 2013 for the enacted reduction of a foreign statutory tax rate.  For the nine months ended September 30, 2014, the increase in the effective rate is also due to a 2013 benefit for the retroactive extension of the R&D tax credit.

As of September 30, 2014, the liability for income taxes associated with uncertain tax positions is $10.4 million, of which $4.7 million, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2013 the liability associated with uncertain tax positions was $10.5 million, of which $4.7 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014 the total accrued interest and penalties are $1.9 million and $1.2 million, respectively.  As of December 31, 2013 the total accrued interest and penalties were $1.5 million and $0.9 million, respectively.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $0.1 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.   With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2011.

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended
	September 30,
In thousands, except per share data	2014	2013
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$90,155	$73,943
Less: dividends declared - common shares and non-vested restricted stock	(5,780)	(4,003)
Undistributed earnings	84,375	69,940
Percentage allocated to common shareholders (1)	99.6%	99.6%
	84,038	69,660
Add: dividends declared - common shares	5,759	3,986
Numerator for basic and diluted earnings per common share	$89,797	$73,646
Denominator
Denominator for basic earnings per common share - weighted average shares	95,935	95,848
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,069	1,326
Denominator for diluted earnings per common share - adjusted weighted average
shares and assumed conversion	97,004	97,174
Net income per common share attributable to Wabtec shareholders
Basic	$0.94	$0.77
Diluted	$0.93	$0.76

(1) Basic weighted-average common shares outstanding	95,935	95,848
Basic weighted-average common shares outstanding and non-vested restricted
stock expected to vest	96,285	96,273
Percentage allocated to common shareholders	99.6%	99.6%

	Nine Months Ended
	September 30,
In thousands, except per share data	2014	2013
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$258,994	$218,194
Less: dividends declared - common shares and non-vested restricted stock	(13,471)	(8,799)
Undistributed earnings	245,523	209,395
Percentage allocated to common shareholders (1)	99.6%	99.5%
	244,541	208,348
Add: dividends declared - common shares	13,415	8,757
Numerator for basic and diluted earnings per common share	$257,956	$217,105
Denominator
Denominator for basic earnings per common share - weighted average shares	95,745	95,383
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,089	1,371
Denominator for diluted earnings per common share - adjusted weighted average
shares and assumed conversion	96,834	96,754
Net income per common share attributable to Wabtec shareholders
Basic	$2.69	$2.28
Diluted	$2.67	$2.25

(1) Basic weighted-average common shares outstanding	95,745	95,383
Basic weighted-average common shares outstanding and non-vested restricted
stock expected to vest	96,146	95,850
Percentage allocated to common shareholders	99.6%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Nine Months Ended
	September 30,
In thousands	2014	2013
Balance at December 31, 2013 and 2012, respectively	$60,593	$58,212
Warranty expense	22,104	18,677
Acquisitions	3,567	2,244
Warranty claim payments	(14,572)	(16,740)
Foreign currency impact/other	(980)	(109)
Balance at September 30, 2014 and 2013, respectively	$70,712	$62,284

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2014, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at September 30, 2014 Using
	Total Carrying	Quoted Prices in		Significant
	Value at	Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
In thousands	2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	2,389	-	2,389	-
Total	$2,389	$-	$2,389	$-

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

The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at September 30, 2014 and December 31, 2013. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes are considered Level 2 based on the fair value valuation hierarchy.

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carry	Fair	Carry	Fair
In thousands	Value	Value	Value	Value
Interest rate swap agreement	$2,389	$2,389	$3,005	$3,005
4.375% Senior Notes	250,000	264,633	250,000	253,135

The fair value of the Company’s interest rate swap agreements and the 2013 Notes  were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

13. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in Note 18 therein, filed on February 21, 2014. During the first nine months for 2014, there were no material changes to the information described in the Form 10-K.

The Company is also subject to litigation from time to time arising out of its operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in Note 18 therein, filed on February 21, 2014. During the first nine months of 2014, there were no material changes to the information described in the Form 10-K.

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

Segment financial information for the three months ended September 30, 2014 is as follows:

			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$453,329	$343,942	$-	$797,271
Intersegment sales/(elimination)	9,781	1,822	(11,603)	-
Total sales	$463,110	$345,764	$(11,603)	$797,271
Income (loss) from operations	$102,182	$40,734	$(6,939)	$135,977
Interest expense and other, net	-	-	(4,748)	(4,748)
Income (loss) from operations before income taxes	$102,182	$40,734	$(11,687)	$131,229

Segment financial information for the three months ended September 30, 2013 is as follows:

			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$340,533	$290,865	$-	$631,398
Intersegment sales/(elimination)	5,410	2,642	(8,052)	$-
Total sales	$345,943	$293,507	$(8,052)	$631,398
Income (loss) from operations	$77,299	$36,335	$(3,763)	$109,871
Interest expense and other, net	-	-	(5,487)	(5,487)
Income (loss) from operations before income taxes	$77,299	$36,335	$(9,250)	$104,384

Segment financial information for the nine months ended September 30, 2014 is as follows:

			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$1,250,337	$973,251	$-	$2,223,588
Intersegment sales/(elimination)	27,074	6,096	(33,170)	-
Total sales	$1,277,411	$979,347	$(33,170)	$2,223,588
Income (loss) from operations	$294,396	$112,009	$(16,259)	$390,146
Interest expense and other, net	-	-	(13,497)	(13,497)
Income (loss) from operations before income taxes	$294,396	$112,009	$(29,756)	$376,649

Segment financial information for the nine months ended September 30, 2013 is as follows:

			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$1,009,069	$875,841	$-	$1,884,910
Intersegment sales/(elimination)	20,384	5,407	(25,791)	$-
Total sales	$1,029,453	$881,248	$(25,791)	$1,884,910
Income (loss) from operations	$225,734	$110,809	$(10,451)	$326,092
Interest expense and other, net	-	-	(12,547)	(12,547)
Income (loss) from operations before income taxes	$225,734	$110,809	$(22,998)	$313,545

Sales by product are as follows:

	Three Months Ended
	September 30,
In thousands	2014	2013
Specialty Products & Electronics	$390,038	$263,595
Brake Products	170,826	137,189
Remanufacturing, Overhaul & Build	142,620	161,857
Other Transit Products	51,607	50,270
Other	42,180	18,487
Total sales	$797,271	$631,398

Sales by product are as follows:

	Nine Months Ended
	September 30,
In thousands	2014	2013
Specialty Products & Electronics	$980,897	$764,222
Brake Products	487,095	417,921
Remanufacturing, Overhaul & Build	474,444	489,391
Other Transit Products	155,144	153,698
Other	126,008	59,678
Total sales	$2,223,588	$1,884,910

15. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2014	2013	2014	2013
Foreign currency gain (loss)	$(455)	$(1,002)	$(554)	$(2,933)
Other miscellaneous income (expense)	301	(656)	626	1,100
Total other income (expense), net	$(154)	$(1,658)	$72	$(1,833)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 19 countries. In the first nine months of 2014, about 48% of the Company’s revenues came from customers outside the U.S.

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

In North America, the AAR compiles freight rail industry statistics such as carloadings, generally referred to as “rail traffic,” and the Railway Supply Institute (RSI) releases data on freight car orders, deliveries, and backlog. Through October 11, 2014 carloadings in North America increased 4.3% from 2013, including a 5.7% increase in intermodal traffic. According to the RSI, in the second quarter of 2014, the industry multi-year backlog of freight cars on order increased to about 100,000. In 2014, with some carbuilders already at capacity, we expect deliveries of new locomotives and new freight cars to be higher than in 2013. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.

The American Public Transportation Association (APTA) provides quarterly transit ridership statistics for the U.S. and Canada. In its most recent report, APTA said second quarter 2014 ridership increased slightly in United States and Canada. In 2012, the U.S. Congress passed a new, two-year transportation funding bill, which maintained transit spending at about the same level, about $10.7 billion, as in prior years. Spending in 2014 is expected to remain at about the same level. The Company also expects deliveries of new subway cars and buses in 2014 to remain about the same as in 2013.

In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. The railroads and commuter rail authorities have said they cannot complete full implementation by the deadline.  The U.S. Congress has discussed extending the deadline but has not done so. An extension of the deadline could affect the rate of industry spending on this technology. Wabtec’s PTC revenue was about $221 million for the nine months ended September 30, 2014.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S. Our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market. Asia-Pacific is a growth market and our various joint ventures and direct exports to China have positioned the Company to take advantage of this growth. Australia has also been an area of expansion for the Company as commodity suppliers use our products to meet the demands of their regional customers. In Brazil, the Company is delivering on a PTC contract, has expanded locations and has completed three acquisitions, allowing us to increase our sales in that market.

Current conditions in these international markets vary based on general economic factors and specific freight rail and passenger transit drivers, as mentioned above. In its most recent quarterly data, the Office of Rail Regulation in the U.K. reported an increase in passenger ridership of 3.7% and a 2.3% decrease in freight moved. In Germany, the government statistics bureau reported an increase of 0.5% for passenger ridership for the first half of 2014, and an increase in rail freight transport of 1.5% for the same period. In China, the government said China Railway Corporation increased railway investment by 9% in the first quarter of 2014, compared to the year-ago quarter. Russian Railways announced a decrease of 0.3% in passenger ridership in the first eight months of 2014 compared to the year-ago period, and it said freight tons loaded were 1.4% lower than the year-ago period.

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

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2014	2013	2014	2013
Net sales	$797,271	$631,398	$2,223,588	$1,884,910
Cost of sales	(549,813)	(443,265)	(1,541,903)	(1,321,008)
Gross profit	247,458	188,133	681,685	563,902
Selling, general and administrative expenses	(88,359)	(63,402)	(231,422)	(191,576)
Engineering expenses	(16,391)	(10,921)	(43,558)	(33,535)
Amortization expense	(6,731)	(3,939)	(16,559)	(12,699)
Total operating expenses	(111,481)	(78,262)	(291,539)	(237,810)
Income from operations	135,977	109,871	390,146	326,092
Interest expense, net	(4,594)	(3,829)	(13,569)	(10,714)
Other income (expense), net	(154)	(1,658)	72	(1,833)
Income from operations before income taxes	131,229	104,384	376,649	313,545
Income tax expense	(41,074)	(30,441)	(117,655)	(95,351)
Net income attributable to Wabtec shareholders	$90,155	$73,943	$258,994	$218,194

THIRD QUARTER 2014 COMPARED TO THIRD QUARTER 2013

The following table summarizes our results of operations for the periods indicated:

	Three months ended September 30,
			Percent
In thousands	2014	2013	Change
Freight Segment	$453,329	$340,533	33.1%
Transit Segment	343,942	290,865	18.2%
Net sales	797,271	631,398	26.3%
Income from operations	135,977	109,871	23.8%
Net income attributable to Wabtec shareholders	$90,155	$73,943	21.9%

The following table shows the major components of the change in sales in the third quarter of 2014 from the third quarter of 2013:

	Freight	Transit
In thousands	Segment	Segment	Total
Third Quarter 2013 Net Sales	$340,533	$290,865	$631,398
Acquisitions	29,403	57,224	86,627
Change in Sales by Product Line:
Specialty Products & Electronics	57,264	(4,601)	52,663
Brake Products	18,915	10,636	29,551
Remanufacturing, Overhaul & Build	(3,476)	(22,267)	(25,743)
Other Transit Products	-	1,327	1,327
Other	9,151	(484)	8,667
Foreign exchange	1,539	11,242	12,781
Third Quarter 2014 Net Sales	$453,329	$343,942	$797,271

Net sales for the three months ended September 30, 2014 increased by $165.9 million or 26.3% to $797.3 million from $631.4 million. The increase is due to sales from acquisitions of $86.6 million, $52.7 million for Specialty Products and Electronics sales from higher demand for freight original equipment products and aftermarket electronic products and $29.6 million for Brake Products sales due to higher demand for original equipment brakes for freight customers and aftermarket brakes from certain transit authorities.  These increases were partially offset by $25.7 million in lower Remanufacturing, Overhaul and Build sales related primarily to original transit locomotives.  Favorable foreign exchange increased sales $12.8 million.

Freight Segment sales increased by $112.8 million, or 33.1%, primarily due to an increase of $57.3 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products, positive train control electronics, and aftermarket rail products, and $18.9 million for Brake Products due to higher demand for original equipment brakes. Acquisitions increased sales by $29.4 million, while favorable foreign exchange increased sales by $1.5 million.

Transit Segment sales increased by $53.1 million, or 18.2%, primarily due to sales from acquisitions of $57.2 million and $10.6 million from increased demand for aftermarket brakes from certain transit authorities.  These increases were partially offset by $22.3 million in lower Remanufacturing, Overhaul & Build sales related to original equipment transit locomotives. Acquisitions increased sales by $57.2 million, while favorable foreign exchange increased net sales by $11.2 million.

Cost of Sales and Gross Profit. Cost of Sales increased by $106.5 million to $549.8 million in the third quarter of 2014 compared to $443.3 million in the same period of 2013. In the third quarter of 2014, cost of sales, as a percentage of sales was 69.0% compared to 70.2% in the same period of 2013.

Raw material costs were approximately 43% of sales in the third quarters of 2014 and 2013. Labor costs were approximately 12% of sales in the third quarters of 2014 and 2013. Overhead costs were approximately 14% and 15% in the third quarters of 2014 and 2013, respectively. Freight Segment raw material costs increased as a percentage of sales to approximately 41% in the third quarter of 2014 from 39% in the same period of 2013. Freight Segment labor costs were approximately 11% as a percentage of sales in the third quarters of 2014 and 2013, and overhead costs were approximately 13% and 14% as a percentage of sales in the third quarters of 2014 and 2013, respectively. Transit Segment raw material costs as a percentage of sales decreased from approximately 47% in the third quarter of 2013 to 43% in the same period of 2014 primarily due to lower original equipment locomotive sales which have higher raw material content. Transit Segment labor costs were approximately 12% and 13% as a percentage of sales in the third quarters of 2014 and 2013, respectively, and overhead costs remained unchanged at 15% for both the third quarter of 2014 and the third quarter of 2013.

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $3.6 million higher in the third quarter of 2014 compared to the same period of 2013. As a percentage of sales, warranty expense was 1.0% for the third quarter of 2014 and 2013, respectively.

Gross profit for the three months ended September 30, 2014 increased $59.3 million to $247.5 million from $188.1 million and the gross profit margin increased 30 basis points to 31.0%. These increases are due to higher sales volume and the reasons discussed above.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Three months ended September 30,
		Percentage of		Percentage of
In thousands	2014	Sales	2013	Sales
Selling, general and administrative expenses	$88,359	11.1%	$63,402	10.0%
Engineering expenses	16,391	2.1%	10,921	1.7%
Amortization expense	6,731	0.8%	3,939	0.6%
Total operating expenses	$111,481	14.0%	$78,262	12.4%

Total operating expenses were 14.0% and 12.4% of sales for the third quarters of 2014 and 2013, respectively.  Selling, general, and administrative expenses increased $25.0 million, or 39.4%, primarily due to $12.5 million of additional expenses from acquisitions and $3.5 million for incentive and non-cash compensation expense. Engineering expense increased by $5.5 million primarily due to $4.2 million related to acquisitions. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense increased $2.8 million due to amortization of intangibles associated with acquisitions.

The following table shows our segment operating expense for the periods indicated:

	Three months ended September 30,
			Percent
In thousands	2014	2013	Change
Freight Segment	$49,462	$38,004	30.2%
Transit Segment	55,080	36,496	50.9%
Corporate	6,938	3,762	84.4%
Total operating expenses	$111,481	$78,262	42.4%

Freight Segment operating expenses increased $11.5 million, or 30.2%, in the third quarter of 2014 but decreased 30 basis points to 10.9% of sales. The increase primarily relates to $4.4 million of incremental selling, general and administrative expense and $0.8 million of incremental engineering expense from acquisitions, and an increase of $6.0 million in selling, general and administrative expense supporting the higher sales volume.

Transit Segment operating expenses increased $18.6 million, or 50.9%, in the third quarter of 2014 and increased 350 basis points to 16.0% of sales.  The increase is primarily related to $8.1 million of incremental selling, general, and administrative expense,  $3.4 million of incremental engineering expense and $2.0 million of incremental amortization expense all related to acquisitions.

Corporate non-allocated operating expenses increased $3.2 million in the third quarter of 2014 compared to the same period of 2013 due to increased incentive compensation expenses.

Income from operations Income from operations totaled $136.0 million or 17.1% of sales in the third quarter of 2014 compared to $109.9 million or 17.4% of sales in the same period of 2013. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Interest expense, net, increased $0.8 million in the third quarter of 2014 compared to the same period of 2013 due to higher debt balances resulting from acquisitions, partially offset by lower average interest rates.

Income taxes The effective income tax rate was 31.2% and 29.2% for the third quarter of 2014 and 2013, respectively. The increase in the effective rate is primarily due to a benefit recorded in the third quarter of 2013 for the enacted reduction of a foreign statutory tax rate.

Net income Net income for the third quarter of 2014 was $90.2 million or $0.93 per diluted share compared to $73.9 million or $0.76 per diluted share in the prior year quarter. The increase in net income is due to higher sales volume, partially offset by higher operating expenses discussed above.

FIRST NINE MONTHS OF 2014 COMPARED TO FIRST NINE MONTHS OF 2013

The following table summarizes our results of operations for the periods indicated:

	Nine months ended September 30,
			Percent
In thousands	2014	2013	Change
Freight Segment	$1,250,337	$1,009,069	23.9%
Transit Segment	973,251	875,841	11.1%
Net sales	2,223,588	1,884,910	18.0%
Income from operations	390,146	326,092	19.6%
Net income attributable to Wabtec shareholders	$258,994	$218,194	18.7%

The following table shows the major components of the change in sales in the first nine months of 2014 from the first nine months of 2013:

	Freight	Transit
In thousands	Segment	Segment	Total
First Nine Months of 2013 Net Sales	$1,009,069	$875,841	$1,884,910
Acquisitions	74,212	72,745	146,957
Change in Sales by Product Line:
Specialty Products & Electronics	118,942	778	119,720
Brake Products	44,285	17,282	61,567
Remanufacturing, Overhaul & Build	(10,837)	(24,166)	(35,003)
Other Transit Products	-	1,044	1,044
Other	20,692	(1,260)	19,432
Foreign exchange	(6,026)	30,987	24,961
First Nine Months of 2014 Net Sales	$1,250,337	$973,251	$2,223,588

Net sales for the nine months ended September 30, 2014 increased by $338.7 million or 18.0% to $2,223.6 million from $1,884.9 million. The increase is primarily due to acquisitions of $147.0 million, $119.7 million for Specialty Products and Electronics sales from higher demand for freight original equipment products and aftermarket electronic products and $61.6 million for Brake Products sales due to higher demand for original equipment brakes for freight customers and aftermarket brakes from certain transit authorities.  These increases were partially offset by lower sales for original equipment locomotives.  Favorable foreign exchange increased sales $25.0 million.

Freight Segment sales increased by $241.3 million, or 23.9%, primarily due to $118.9 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products, positive train control electronics, and aftermarket rail products, acquisitions of $74.2 million and $44.3 million for Brake Products due to higher demand for original equipment brakes. Unfavorable foreign exchange decreased sales by $6.0 million.

Transit Segment sales increased by $97.4 million, or 11.1%, due to acquisitions of $72.7 million and $17.3 million from increased demand for aftermarket brakes from certain transit authorities. These increases were partially offset by $24.2 million in lower sales for original equipment transit locomotives.  Favorable foreign exchange increased net sales by $31.0 million.

Cost of Sales and Gross Profit. Cost of Sales increased by $220.9 million to $1,541.9 million in the first nine months of 2014 compared to $1,321.0 million in the same period of 2013. In the first nine months of 2014, cost of sales as a percentage of sales was 69.3% compared to 70.1% in the same period of 2013.

Raw material costs were approximately 43% and 42% as a percentage of sales in the first nine months of 2014 and 2013,respectively. Labor costs were approximately 11% and 12% as a percentage of sales in the first nine months of 2014 and 2013, respectively. Overhead costs decreased as a percentage of sales to approximately 14% in the first nine months of 2014 from approximately 15% in the same period of 2013. Freight Segment raw material costs increased as a percentage of sales to approximately 42% in the first nine months of 2014 from 40% in the same period of 2013. Freight Segment labor costs were approximately 10% and 11% as a percentage of sales in the first nine months of 2014 and 2013, respectively, and overhead costs decreased as a percentage of sales to 13% in the first nine months of 2014 from approximately 14% in the same period of 2013. Transit Segment raw material costs were approximately 45% as a percentage of sales in the first nine months of 2014 and 2013. Transit Segment labor costs were approximately 13% as a percentage of sales in the first nine months of 2014 and 2013, and overhead costs remained unchanged at 15% for both the first nine months of 2014 and the first nine months of 2013.

In general, raw material costs as a percentage of sales increased due to the higher mix of revenue generated from freight and transit original equipment sales and aftermarket services, which have a higher raw material component as cost of sales. Overhead costs vary as a percentage of sales depending on product mix and changes in sales volume

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $3.4 million higher in the first nine months of 2014 compared to the same period of 2013 resulting from the increase in sales. As a percentage of sales, warranty expense was 1.0% for the first nine months of 2014 and 2013.

Gross profit for the nine months ended September 30, 2014 increased $117.8 million to $681.7 million from $563.9 million and the gross profit margin increased 70 basis points to 30.7%. These increases are due to higher sales volume and the reasons discussed above.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Nine months ended September 30,
		Percentage of		Percentage of
In thousands	2014	Sales	2013	Sales
Selling, general and administrative expenses	$231,422	10.4%	$191,576	10.2%
Engineering expenses	43,558	2.0%	33,535	1.8%
Amortization expense	16,559	0.7%	12,699	0.7%
Total operating expenses	$291,539	13.1%	$237,810	12.6%

Total operating expenses were 13.1% of sales for the first nine months of 2014 compared to 12.6% for the same period in the previous year, a increase of 50 basis points.  Selling, general, and administrative expenses increased $39.8 million, or 20.8%, primarily due to $19.3 million of additional expenses from acquisitions and $5.9 million for incentive and non-cash compensation expense. Engineering expense increased by $10.0 million primarily due to a $4.8 million increase related to new product development and $5.0 million related to acquisitions. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense increased $3.9 million, or 30.4%, due to amortization of intangibles associated with acquisitions.

The following table shows our segment operating expense for the periods indicated:

	Nine months ended September 30,
			Percent
In thousands	2014	2013	Change
Freight Segment	$135,703	$114,055	19.0%
Transit Segment	139,578	113,304	23.2%
Corporate	16,258	10,451	55.6%
Total operating expenses	$291,539	$237,810	22.6%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Certain corporate costs are allocated to the Freight and Transit Segments based on segment revenues.

Freight Segment operating expenses increased $21.6 million, or 19.0%, in the first nine months of 2014 but decreased 40 basis points to 10.9% of sales. The increase primarily relates to $9.1 million of incremental selling, general and administrative expense, $0.8 million of incremental engineering expense from acquisitions, and higher costs to support the increase in revenue.

Transit Segment operating expenses increased $26.3 million, or 23.2%, in the first nine months of 2014 and increased 140 basis points to 14.3% of sales. The increase is primarily related to $10.3 million of incremental selling, general, and administrative expense, $3.4 million of incremental engineering expense and $3.2 million of incremental amortization expense all related to acquisitions.

Corporate non-allocated operating expenses increased $5.8 million in the first nine months of 2014 compared to the same period of 2013 due to increased incentive compensation expenses.

Income from operations Income from operations totaled $390.1 million or 17.5% of sales in the first nine months of 2014 compared to $326.1 million or 17.3% of sales in the same period of 2013. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Interest expense, net, increased $2.9 million in the first nine months of 2014 compared to the same period of 2013 due to higher debt balances resulting from acquisitions, partially offset by lower average interest rates.

Income taxes The effective income tax rate was 31.2% and 30.4% for the first nine months of 2014 and 2013, respectively. The increase in the effective rate is primarily due to a benefit recorded in 2013 related to the extension of the R&D tax credit and the enacted reduction of a foreign statutory tax rate.

Net income Net income for the first nine months of 2014 was $259.0 million or $2.67 per diluted share compared to $218.2 million or $2.25 per diluted share in the prior year quarter. The increase in net income is due to higher sales volume, partially offset by a higher effective tax rate discussed above.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine Months Ended
	September 30,
In thousands	2014	2013
Cash provided by (used for):
Operating activities	$230,164	$84,996
Investing activities	(330,298)	(239,485)
Financing activities	31,561	219,074
(Decrease) increase in cash	$(73,219)	$65,241

Operating activities In the first nine months of 2014 and 2013, cash provided by operations was $233.5 million and $85.0 million, respectively. In comparison to the first nine months of 2013, cash provided by operations in 2014 resulted from reduced cash outflows for working capital compared to the prior year, coupled with higher operating results.  The major components of the higher cash inflows were as follows: a positive change in accounts receivable of $77.8 million as the number of days to collect cash decreased, a positive change in accounts payable of $17.4 million, and a favorable change in accrued income taxes of $18.4 million, both due to payment timing.

Investing activities In the first nine months of 2014 and 2013, cash used in investing activities was $330.3 million and $239.5 million, respectively. The major components of the cash outflow in 2014 relate to planned additions to property, plant and equipment of $31.0 million for continued investments in our facilities and manufacturing processes and $299.7 million in net cash paid for acquisitions.   This compares to $23.6 million in property, plant, and equipment and $222.1 million in net cash paid for acquisitions in 2013.  Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.

Financing activities In the first nine months of 2014, cash provided by financing activities was $31.6 million, which included $433.4 million in proceeds from the revolving credit facility, $363.0 million of repayments of debt on the revolving credit facility, $4.4 million for the settlement of contingent purchase price obligations related to a prior year acquisition, $26.8 million for the repurchase of 346,800 shares of stock, and $13.5 million of dividend payments.  In the first nine months of 2013, cash provided by financing activities was $219.1 million, which included $868.5 million in proceeds from debt and $649.4 million of repayments of debt on the revolving credit facility and $8.8 million of dividend payments.

Company Stock Repurchase Plan

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200.0 million of the Company’s outstanding shares. During the first nine months of 2014, the Company repurchased 346,800 shares at an average price of $77.15 per share, leaving $173.2 million under the authorization. All purchases were on the open market.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2014, the Company has recognized a total liability of $10.4 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 23% and 11% of total long-term debt at September 30, 2014 and December 31, 2013, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at September 30, 2014 would increase or decrease interest expense by about $1.2 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which converts a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 6 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2014, approximately 52% of Wabtec’s net sales were to customers in the United States, 12% in the United Kingdom, 6% in Canada, 6% in Mexico, 4% in Australia, 3% in Brazil, 3% in Germany and 14% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2014. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200.0 million of the Company’s outstanding shares. During the first nine months of 2014, the Company repurchased 346,800 shares at an average price of $77.15 per share, leaving $173.2 million under the authorization. All purchases were on the open market.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Senior Vice President Finance and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	October 30, 2014

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.