Form 10-K
period 2014-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2015-02-20
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 033-90866

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

The registrant estimates that as of June 30, 2014, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $7.6 billion based on the closing price on the New York Stock Exchange for such stock.

As of February 16, 2015, 96,343,620 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 13, 2015 are incorporated by reference into Part III of this Form 10-K.

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

Today, Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold approximately a 50% market share in North America for our primary braking-related equipment and a leading position in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars, subway cars and buses, and on many of these vehicles around the world. In 2014, the Company had sales of approximately $3.04 billion and net income of about $351.7 million. In 2014 sales of aftermarket parts and services represented about 61% of total sales, while sales to customers outside of the U.S. accounted for about 50% of total sales.

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

According to a recent study by UNIFE, the Association of the European Rail Industry, the accessible global market for railway products and services is more than $100 billion, and it is expected to grow at about 2.7% annually through 2019. The three largest markets, which represent about 75% of the total market, are Europe, Asia-Pacific and North America. UNIFE projects the overall market to remain stable through 2020 as emerging markets show above-average growth due to overall economic growth and trends such as urbanization and increasing mobility, deregulation, investments in new technologies, energy and environmental issues, and increasing government support; while developed markets grow at a slower pace. UNIFE projects growth in all major product segments, with rail control and services expected to grow the fastest, at about 3% each.

By using various industry publications and market studies, we estimate that the global installed base of locomotives is about 110,000 units, with about 35% in Asia-Pacific, about 25% in Russia-CIS and about 20% in North America.  We estimate the global installed base of freight cars is about 5.2 million units, with about 30% each in Russia-CIS and North America, and about 20% in Asia-Pacific.  We estimate the global installed base of transit cars is about 330,000 units, with about 55% in Asia-Pacific, about 20% in Europe and about 10% in Russia.

In North America, railroads carry about 40% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. The railroads carry a wide variety of commodities and goods, including coal, metals, minerals, chemicals, grain, and petroleum.  These commodities represent about 55% of total rail carloadings, with intermodal carloads accounting for the rest. Intermodal traffic—the movement of trailers or containers by rail in combination with another mode of transportation—has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits. Demand for our freight related products and services in North America is driven by a number of factors, including rail traffic, and production of new locomotives and new freight cars.  In 2014,  the Association of American Railroads (“AAR”) reported total carloads increased 4.4% including a 5.4% increase in intermodal traffic, which generally reflected a growing economy.  Deliveries of new locomotives were about 1,450 units in 2014, compared to about 1,300 in 2013 and the average of about 1,200 in the past 10 years.  Deliveries of new freight cars were about 67,000 units in 2014, compared to about 53,000 in 2013 and the average of about 50,000 in the past 10 years.

In the U.S., the passenger transit industry is dependent largely on funding from federal, state and local governments, and from fare box revenues. The New York City region is the largest passenger transit market in the U.S., but most major cities also offer either rail or bus transit services. Demand for North American passenger transit products is driven by a number of factors, including government funding, deliveries of new subway cars and buses, and ridership. The U.S. federal government provides money to local transit authorities, primarily to fund the purchase of new equipment and infrastructure for their transit systems. In 2014, the U.S. Congress passed a bill that includes transit spending of about $11 billion in fiscal 2015, an increase of about 2%.  The number of new transit cars delivered in 2014 was about 850, compared to about 1,000 in 2013. The number of new buses delivered in 2014 was about 4,600 compared to about the same in 2013. In the past 10 years, the average number of new transit cars delivered annually is about 800, and the average number of new buses delivered annually is about 4,700.  Public transit ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily for equipment and system maintenance. Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles increased about 0.9% in 2014.

Outside of North America, countries such as Australia, Brazil, China, India, Russia, and South Africa have been investing capital to expand and improve both their freight and passenger rail systems. Throughout the world, some government-owned railroads are being sold to private owners, who often look to improve the efficiency of the rail system by investing in new equipment and new technologies. According to UNIFE, emerging markets are expected to grow at above-average rates as global trade creates increases in freight volumes and urbanization leads to increased demand for efficient mass-transportation systems. As this growth occurs, Wabtec expects to have additional opportunities to provide products and services in these markets.

In Europe, the majority of the rail system serves the passenger transit market, which is expected to continue growing as energy and environmental factors encourage investment in public mass transit. France, Germany, the United Kingdom and Italy are the largest transit markets, representing about two-thirds of passenger traffic in the European Union. UNIFE projects the Western European rail market to grow at about 2.0% in the next few years, with the United Kingdom and France expected to invest in new rolling stock.  According to the UK’s Office of Rail Regulation, passenger rail usage has steadily increased in the past decade, with the Office reporting a 4.4% increase in second quarter ridership in its most recent quarterly report.  For the same time period, the Office also reported an decrease of 8.0% in freight volume, driven by a reduction in coal shipments.  Germany has the largest rail network in Europe.  About 75% of freight traffic in Europe is hauled by truck, while rail accounts for about 20%. The largest freight markets in Europe are Germany, Poland and the United Kingdom. In the first nine months of 2014, The Federal Statistical Office of Germany reported a 0.8% increase in freight volumes compared to the same period in 2013. For the first nine months of 2014, SNCF (French national railway) reported an increase of 3.4% in revenue for local and regional ridership, and an increase of about 0.8% in freight-related revenue.  We estimate that the European rail market consists of about 11,000 locomotives, about 750,000 freight cars and about 72,000 passenger transit cars.

The Asia/Pacific market is now the second-largest geographic segment, according to UNIFE. This market consists primarily of China, India and Australia. Growth has been driven by the continued urbanization of China and India, and by investment in freight rail infrastructure to serve the mining and natural resources markets in those countries, as well as in Australia. We estimate that this market consists of about 35,000 locomotives and about 1.0 million freight cars. China is expected to increase spending on rail infrastructure and equipment in 2015, as it resumes investment in high-speed rail programs.  In its most recent report, the Indian government reported that in the first nine months of its fiscal 2014 freight rail traffic increased about 5.3% and passenger rail traffic decreased about 1.4%. India is expected to increase spending significantly in 2015 as it seeks to modernize its rail system.

Other key geographic markets include Russia/CIS, South Africa, and Brazil.  With about 1.5 million freight cars and about 28,000 locomotives, Russia/CIS is among the largest freight rail markets in the world, and it’s expected to invest significantly in new rolling stock and infrastructure.  Russian Railways, a state-owned company, provides both freight and passenger transportation.  In 2014, Russian Railways announced a decrease of 0.8% in freight loadings and a decrease of 1% in passenger ridership.  South Africa, in 2012, announced a major program to invest in its freight rail and passenger transit infrastructure during the next 20 years.  As part of this program, PRASA, the Passenger Rail Agency of South Africa, plans to purchase about 3,600 new transit cars and about 1,000 new locomotives.  Brazil has also been investing in its passenger transport systems in advance of hosting the 2016 2016 Olympics.

Business Segments and Products

We provide our products and services through two principal business segments, the Freight Segment and the Transit Segment, both of which have different market characteristics and business drivers.

The Freight Segment primarily manufactures and services components for new and existing locomotive and freight cars , supplies railway electronics, positive train control equipment, signal design and engineering services, builds switcher locomotives, rebuilds freight locomotives and provides heat exchangers and cooling systems for rail and other industrial markets. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities. As discussed previously, demand in the freight market is primarily driven by rail traffic, and deliveries of new locomotives and freight cars. In 2014, the Freight Segment accounted for 57% of our total sales, with about 75% of its sales in North

America and the remainder to international customers. In 2014, slightly more than half of the Freight Segment’s sales were in aftermarket.

The Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives and refurbishes subway cars. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of subway cars and buses around the world. As discussed previously, demand in the transit market is primarily driven by government funding at all levels and passenger ridership. In 2014, the Transit Segment accounted for 43% of our total sales, with about 45% of its sales in North America and the remainder to international customers. About two-thirds of the Transit Segment’s sales are in the aftermarket with the remainder in the original equipment market.

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

We have become a leader in the rail industry by capitalizing on the strength of our existing products, technological capabilities and new product innovation, and by our ability to harden products to protect them from severe conditions, including extreme temperatures and high-vibration environments. Supported by our technical staff of over 1,200 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers.

Over the past several years, we introduced a number of significant new products, including electronic braking equipment and train control equipment that encompasses onboard digital data and global positioning communication protocols. In 2007, for example, the Federal Railroad Administration (FRA) approved the use of our Electronic Train Management System®, which offers safety benefits to the rail industry. In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of Positive Train Control (“PTC”) technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology.  The rail safety bill included a deadline of December 31, 2015 for PTC implementation, but railroads and transit authorities have stated in recent years that they cannot achieve full implementation by that deadline.  In early 2014, the AAR said the railroads had equipped about half of the required locomotives with PTC equipment.  Various bills have been introduced in Congress to extend the deadline, but to date there has been no change.  An extension of the deadline could affect the rate of industry spending on this technology.  In 2014, Wabtec recorded about $290 million of revenue from freight and transit PTC projects.

For additional information on our business segments, see Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Competitive Strengths

Our key strengths include:

•

Leading market positions in core products. Dating back to 1869 and George Westinghouse’s invention of the air brake, we are an established leader in the development and manufacture of pneumatic braking equipment for freight and passenger transit vehicles. We have leveraged our leading position by focusing on research and engineering to expand beyond pneumatic braking components to supplying integrated parts and assemblies for the locomotive through the end of the train. We are a recognized leader in the development and production of electronic recording, measuring and communications systems, positive train control equipment, highly engineered compressors and heat exchangers for locomotives, and a leading manufacturer of freight car components, including electronic braking equipment, draft gears, trucks, brake shoes and electronic end-of-train devices. We are also a leading provider of braking equipment, door assemblies, lifts and ramps, couplers and current collection equipment for passenger transit vehicles.

•

Breadth of product offering with a stable mix of original equipment market (OEM) and aftermarket business. Our product portfolio is one of the broadest in the rail industry, as we offer a wide selection of quality parts, components and assemblies across the entire train. We provide our products in both the original equipment market and the aftermarket. Our substantial installed base of products with end-users such as the railroads and the passenger transit authorities is a significant competitive advantage for providing products and services to the aftermarket because these customers often look to purchase safety- and performance-related replacement parts from the original equipment components supplier. In addition, as OEMs and railroad operators attempt to modernize fleets with new products designed to improve and maintain safety and efficiency, these products must be designed to be interoperable with existing equipment. On average, over the last several years, more than 57% of our total net sales have come from our aftermarket products and services business.

•

Leading design and engineering capabilities. We believe a hallmark of our relationship with our customers has been our leading design and engineering practice, which has, in our opinion, assisted in the improvement and modernization of global railway equipment. We believe both our customers and the government authorities value our technological capabilities and commitment to innovation, as we seek not only to enhance the efficiency and profitability of our customers, but also to improve the overall safety of the railways through continuous improvement of product performance. The Company has an established record of product improvements and new product development. We have assembled a wide range of patented products, which we believe provides us with a competitive advantage. Wabtec currently owns 2,241 active patents worldwide and 619 U.S. patents. During the last three years, we have filed for more than 450 patents worldwide in support of our new and evolving product lines.

•

Experience with industry regulatory requirements. The freight rail and passenger transit industries are governed by various government agencies and regulators in each country and region. These groups mandate rigorous manufacturer certification, new product testing and approval processes that we believe are difficult for new entrants to meet cost-effectively and efficiently without the scale and extensive experience we possess.

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

Business strategy

Using WPS, we strive to generate sufficient cash to invest in our growth strategies and to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through WPS and employee-directed initiatives such as Kaizen, a Japanese-developed team concept, we continuously strive to improve quality, delivery and productivity, and to reduce costs. These efforts enable us to streamline processes, improve product reliability and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. Over time, these lean initiatives have enabled us to increase operating margins, improve cash flow and strengthen our ability to invest in the following growth strategies:

•

Expand globally and into new product markets. We believe that international markets represent a significant opportunity for future growth. In 2014, sales to non-U.S. customers were $1.5 billion, including export sales from the Company’s U.S. operations of $521.7 million. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees, and joint ventures with railway suppliers which have a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, Brazil, China, India, Russia, South Africa, and other select areas within Europe and South America. In addition, we have opportunities to increase the sale of certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy. These products include heat exchangers and friction materials.

•

Expand aftermarket sales. Historically, aftermarket sales are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. In 2014, Wabtec’s aftermarket sales and services represented approximately 61% of the Company’s total sales across both of our business segments. Wabtec provides aftermarket parts and services for its components, and the Company is seeking to expand this business with customers who currently perform the work in-house. In this way, we expect to take advantage of the rail industry trend toward outsourcing, as railroads and transit authorities focus on their core function of transporting goods and people.

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

•

Seek acquisitions, joint ventures and alliances. We invest in acquisitions, joint ventures and alliances using a disciplined, selective approach and rigorous financial criteria. These transactions are expected to meet the financial criteria and contribute to our growth strategies of global expansion, new products and expanding aftermarket sales. All of these expansion strategies will help Wabtec to grow profitably, expand geographically, and dampen the impact from potential cycles in the North American rail industry.

Recent Acquisitions and Joint Ventures

Wabtec has completed certain significant acquisitions in support of its growth strategies mentioned above:

•

On February 4, 2015, the Company acquired Railroad Controls L.P. (“RCL”), a U.S. based provider of railway signal construction services for a purchase price of approximately $63.7 million, net of cash acquired.

•

On September 3 , 2014, the Company acquired C2CE Pty Ltd. (“C2CE”), a leading provider of railway signal design services in Australia, for a purchase price of approximately $25.1 million, net of cash acquired.

•	On August 19, 2014, the Company acquired Dia-Frag, a leading manufacturer of friction products in Brazil, for a purchase price of approximately $70.6 million, net of cash acquired.
•

On June 6, 2014, the Company acquired Fandstan Electric Group Ltd. (“Fandstan”), a leading rail and industrial equipment manufacturer for a variety of markets, including rail and tram transportation, industrial and energy, for a purchase price of approximately $199.4 million, net of cash acquired.

•

On September 24, 2013, the Company acquired Longwood Industries, Inc (“Longwood”), a manufacturer of specialty      rubber products for transportation, oil and gas, and industrial markets, for a purchase price of approximately $83.9 million, net of cash acquired.

•

On July 30, 2013, the Company acquired Turbonetics Holdings, Inc (“Turbonetics”), a manufacturer of turbochargers and related components for various industrial markets, for a purchase price of approximately $23.2 million, net of cash acquired.

•

On January 31, 2013, the Company acquired Napier Turbochargers Ltd., a UK-based provider of turbochargers and related parts for the worldwide power generation and marine markets, for a purchase price of approximately $112.3 million, net of cash acquired.

Backlog

The Company’s backlog was about $2.32 billion at December 31, 2014. For 2014, about 61% of total sales came from aftermarket orders, which typically carry lead times of less than 30 days, and are not recorded in backlog for a significant period of time.

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

The backlog of firm customer orders as of December 31, 2014 and December 31, 2013, and the expected year of completion are as follows:

	Total	Expected Delivery		Total	Expected Delivery
	Backlog		Other	Backlog		Other
In thousands	12/31/2014	2015	Years	12/31/2013	2014	Years

Freight Segment	$977,759	$843,681	$134,078	$511,699	$447,429	$64,270
Transit Segment	1,344,222	659,211	685,011	1,182,206	650,690	531,516
Total	$2,321,981	$1,502,892	$819,089	$1,693,905	$1,098,119	$595,786

Engineering and Development

To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2014, 2013, and 2012, we invested about $61.9 million, $46.3 million and $41.3 million, respectively, on product development and improvement activities. The engineering resources of the Company are allocated between research and development activities and the execution of original equipment customer contracts.

Our engineering and development program includes investment in train control and new braking technologies, with an emphasis on applying electronics to traditional pneumatic equipment. Electronic braking has been used in the transit industry for years, and freight railroads are conducting pilot programs to test its reliability and benefits. Freight railroads have generally been slower to accept the technology due to issues over interoperability, connectivity and durability. We are proceeding with efforts to enhance the major components for existing hard-wired braking equipment and development of new electronic technologies for the freight railroads. We are also investing in technology, such as advanced cooling systems that enable lower emissions from diesel engines used in rail and other industrial markets.  Sometimes we conduct specific research projects in conjunction with universities, customers and other industry suppliers.

We use our Product Development System (PDS) to develop and monitor new product programs. The system requires the product development team to follow consistent steps throughout the development process, from concept to launch, to ensure the product will meet customer expectations and internal profitability targets.

Intellectual Property

We have 2,241 active patents worldwide. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property.

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

Top customers can change from year to year. For the fiscal year ended December 31, 2014, our top five customers accounted for 17% of net sales: The Massachusetts Bay Transportation Authority, General Electric Transportation, CSX Corporation, Trinity Industries, and Union Pacific Corporation. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.

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

Our principal competitors vary across product lines. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG (“Knorr”) and Amsted Rail Company, Inc., a subsidiary of Amsted Industries Corporation, are our principal overall OEM competitors. Our competition for locomotive, freight and passenger transit service and repair is mostly from the railroads’ and passenger transit authorities’ in-house operations, Electro-Motive Diesel, a division of Caterpillar, GE Transportation Systems, and New York Air Brake/Knorr. We believe our key strengths, which include leading market positions in core products, breadth of product offering with a stable mix of OEM and aftermarket business, leading design and engineering capabilities, significant barriers to entry and an experienced management team, enable us to compete effectively in this marketplace. Outside of North America, no individual company is our principal competitor in all of our operating locations. The largest competitors for Brake and Transit products are Faiveley Transport and Knorr. In addition, our competitors often include smaller, local suppliers in most international markets.

Employees

At December 31, 2014, we had approximately 12,600 full-time employees, approximately 28% of whom were unionized. A majority of the employees subject to collective bargaining agreements are outside North America and these agreements are generally effective from 2015 through 2017. Agreements expiring at various times during 2015 cover approximately 21% of the Company’s workforce. We consider our relations with employees and union representatives to be good, but cannot assure that future contract negotiations will be favorable to us.

Regulation

In the course of our operations, we are subject to various regulations of governments and other agencies in the U.S. and around the world. These entities typically govern equipment and safety standards for freight rail and passenger transit rolling stock, oversee a wide variety of rules and regulations governing safety and design of equipment, and evaluate certification and qualification requirements for suppliers.  New products generally must undergo testing and approval processes that are rigorous and lengthy. As a result of these regulations and requirements, we must usually obtain and maintain certifications in a variety of jurisdictions and countries.  The governing bodies include:  The FRA and AAR in the U.S., the the International Union of Railways (“UIC”) and the European Railway Agency in Europe, the Federal Agency of Railway Transport in Russia, the Agencia Nacional de Transportes Terrestres in Brazil, the National Railway Administration, formerly the Ministry of Railway, China, and the Ministry of Railways in India.

Effects of Seasonality

Our business is not typically seasonal, although the third quarter results may be affected by vacation and scheduled plant shutdowns at several of our major customers during this period.

Environmental Matters

Information on environmental matters is included in Note 18 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

Available Information

We maintain an Internet site at www.wabtec.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the annual report to stockholders and other information, are available free of charge on this site. The Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. The following are also available free of charge on this site and are available in print to any shareholder who requests them: Our Corporate Governance Guidelines, the charters of our Audit, Compensation and Nominating and Corporate Governance Committees, our Code of Conduct, which is applicable to all employees, our Code of Ethics for Senior Officers, which is applicable to all of our executive officers, our Policies on Related Party Transactions and Conflict Minerals, and our Sustainability Report.

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

We are dependent upon key customers.

We rely on several key customers who represent a significant portion of our business. Our top customers can change from year to year. For the fiscal year ended December 31, 2014, our top five customers accounted for 17% of our net sales. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with us. In addition, many of our customers place orders for products on an as-needed basis and operate in cyclical industries. As a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers, and may be subject to delays and cancellations. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.

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

For the year ended December 31, 2014, we had sales of about $290 million related to PTC. In recent years, the railroads and transit authorities have stated they cannot achieve full implementation of PTC by the deadline, and various bills have been introduced to extend it, but to date there has been no change in the deadline.   Should the federal government change its mandate by amending the timing, scope or requirements of the safety bill, there could be an adverse impact on our revenues in future periods, and would cause us to reassess the staffing, resources and assets deployed in delivering Positive Train Control services.

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

In fiscal year 2014, approximately 50% of our consolidated net sales were to customers outside of the U.S. and we intend to continue to expand our international operations in the future. We currently conduct our international operations through a variety of wholly and majority-owned subsidiaries and joint ventures in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Macedonia, Mexico, the Netherlands, Poland, Russia, Spain, South Africa, Turkey, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:

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

We collectively bargain with labor unions that represent approximately 28% of our employees. Our current collective bargaining agreements are generally effective from 2015 through 2017. Agreements expiring at various times during 2015 cover approximately 21% of the Company’s workforce. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.

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

At December 31, 2014, we had total debt of $521.8 million. If it becomes necessary to access our available borrowing capacity under the 2013 Refinancing Credit Agreement, the $270.0 million currently borrowed under this facility and the $250.0 million 4.375% senior notes, being indebted could have important consequences to us. For example, it could:

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

In 2013 and 2014, we completed multiple acquisitions with a combined investment of $522.2 million. Although we believe that the acquisitions will improve our market position and realize positive operating results, including operating synergies, operating expense reductions and overhead cost savings, we cannot be assured that these improvements will be obtained or the timing of such improvements. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:

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

Facilities

The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2014. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are long-term and generally include options to renew. The Company’s corporate headquarters are located at the Wilmerding, PA site.

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Rothbury, MI	Manufacturing/Warehouse/Office	Freight	Own	500,000
Wilmerding, PA	Manufacturing/Service	Freight	Own	365,000	(1)
Lexington, TN	Manufacturing	Freight	Own	170,000
Jackson, TN	Manufacturing	Freight	Own	150,000
Berwick, PA	Manufacturing/Warehouse	Freight	Own	150,000
Chicago, IL	Manufacturing/Service	Freight	Own	123,140
Greensburg, PA	Manufacturing	Freight	Own	113,000
Chillicothe, OH	Manufacturing/Office	Freight	Own	104,000
Warren, OH	Manufacturing	Freight	Own	102,650
Coshocton, OH	Manufacturing/Warehouse/Office	Freight	Own	83,000
Germantown, MD	Manufacturing	Freight	Own	80,000
Kansas City, MO	Service Center	Freight	Lease	95,900
Pittsburgh, PA	Manufacturing/Office	Freight	Lease	90,000
Strongsville, OH	Manufacturing/Warehouse/Office	Freight	Lease	80,000
Columbia, SC	Service Center	Freight	Lease	71,400
Jacksonville, FL	Office	Freight	Lease	59,518
Bensenville, IL	Manufacturing/Warehouse/Office	Freight	Lease	58,230
Cedar Rapids, IA	Office	Freight	Lease	36,568
Jacksonville, FL	Warehouse	Freight	Lease	30,000
Boise, ID	Manufacturing	Freight/Transit	Own	326,000
Maxton, NC	Manufacturing	Freight/Transit	Own	105,000
Willits, CA	Manufacturing	Freight/Transit	Own	70,000
Brenham, TX	Manufacturing/Office	Transit	Own	144,671
Wytheville, VA	Manufacturing/Office	Transit	Own	82,400
Piedmont, SC	Manufacturing/Office	Transit	Own	47,000
Spartanburg, SC	Manufacturing/Service	Transit	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit	Lease	115,570
Cleveland, OH	Manufacturing/Warehouse/Office	Transit	Lease	87,407
San Fernando, CA	Manufacturing	Transit	Lease	65,347
Plattsburgh, NY	Manufacturing	Transit	Lease	64,000
Moorpark, CA	Office/Warehouse	Transit	Lease	45,916
Cleveland, OH	Manufacturing/Warehouse/Office	Transit	Lease	43,643
Export, PA	Manufacturing	Transit	Lease	34,000
Elmsford, NY	Service Center	Transit	Lease	28,000
Greer, SC	Warehouse	Transit	Lease	20,000

International
Wallaceburg (Ontario), Canada	Manufacturing	Freight	Own	126,000
San Luis Potosi, Mexico	Manufacturing/Service	Freight	Own	73,100
East Beijing, Hebei Province, China	Manufacturing	Freight	Own	64,702
Daye City, Hebei Province, China	Manufacturing	Freight	Own	59,147
Barneveld, Netherlands	Manufacturing/Office	Freight	Own	53,443
Northampton, UK	Manufacturing	Freight	Lease	300,000
Shenyang City, Liaoning Province, China	Manufacturing	Freight	Lease	290,550
Lincolnshire, UK	Manufacturing/Office	Freight	Lease	149,468
London (Ontario), Canada	Manufacturing	Freight	Lease	103,540
Stoney Creek (Ontario), Canada	Manufacturing/Service	Freight	Lease	47,940

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Kolkata, India	Manufacturing	Freight	Lease	36,965
Belo Horizonte, Brazil	Manufacturing/Service	Freight	Lease	33,992
Juiz de Fora, Minas Gerais, Brazil	Manufacturing/Office	Freight	Lease	33,992
Lachine (Quebec), Canada	Service Center	Freight	Lease	25,455
Doncaster, UK	Manufacturing/Service	Freight/Transit	Own	330,000
Kilmarnock, UK	Manufacturing	Freight/Transit	Own	107,975
Loughborough, UK	Manufacturing	Freight/Transit	Lease	245,245
Kempton Park, South Africa	Manufacturing	Freight/Transit	Lease	156,077
Wetherill Park, Australia	Manufacturing	Freight/Transit	Lease	70,600
Monte Alto, Brazil	Manufacturing/Office	Transit	Own	244,081
Schuttorf, Germany	Manufacturing/Office	Transit	Own	189,445
Chard, UK	Manufacturing/Office	Transit	Own	141,610
Avellino, Italy	Manufacturing/Office	Transit	Own	132,495
Tianjin, Hebebi Province, China	Manufacturing/Office	Transit	Own	87,672
Recklinghausen, Germany	Manufacturing	Transit	Own	86,390
Sable-sur-Sarthe, France	Manufacturing	Transit	Own	51,667
Utrecht, The Netherlands	Manufacturing	Transit	Own	48,438
Katy Wroclawskie, Poland	Manufacturing/Office	Transit	Own	31,484
Soria, Spain	Manufacturing/Office	Transit	Own	31,000
Burton on Trent, UK	Manufacturing/Office	Transit	Lease	253,453
Camisano, Italy	Manufacturing/Office	Transit	Lease	136,465
San Luis Potosi, Mexico	Manufacturing/Office	Transit	Lease	112,825
St. Laurent (Quebec), Canada	Office	Transit	Lease	38,926
Chard, UK	Manufacturing/Office	Transit	Lease	35,282
Hangzhou City, Hunan Province, China	Manufacturing	Transit	Lease	31,032
Sassuolo, Italy	Manufacturing	Transit	Lease	30,000

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.

Item 3.	LEGAL PROCEEDINGS

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

Officers	Age	Position

Albert J. Neupaver	64	Executive Chairman
Raymond T. Betler	59	President and Chief Executive Officer
Patrick D. Dugan	48	Senior Vice President and Chief Financial Officer
Charles F. Kovac	58	Senior Vice President and Group Executive
R. Mark Cox	47	Senior Vice President, Corporate Development
David L. DeNinno	59	Senior Vice President, General Counsel and Secretary
Scott E. Wahlstrom	51	Senior Vice President, Human Resources
Robert Bourg	53	Vice President and Group Executive
Karl-Heinz Colmer	58	Vice President and Group Executive
Michael E. Fetsko	49	Vice President and Group Executive
John A. Mastalerz	48	Vice President and Corporate Controller
David Meyer	44	Vice President and Group Executive
John D. Whiteford	55	Vice President and Group Executive
Timothy R. Wesley	53	Vice President, Investor Relations and Corporate Communications

Albert J. Neupaver was named Executive Chairman of the Company in May, 2014. Previously, Mr. Neupaver served as Chairman and CEO from May 2013 to May 2014 and as the Company’s President and CEO from February 2006 to May 2013.  Prior to joining Wabtec, Mr. Neupaver served in various positions at AMETEK, Inc., a leading global manufacturer of electronic instruments and electric motors. Most recently he served as President of its Electromechanical Group for nine years.

Raymond T. Betler was named President and Chief Executive Officer in May 2014. Previously, Mr. Betler was President and Chief Operating Officer since May 2013 and the Company’s Chief Operating Officer since December 2010.  Prior to that, he served as Vice President, Group Executive of the Company since August 2008. Prior to joining Wabtec, Mr. Betler served in various positions of increasing responsibility at Bombardier Transportation since 1979. Most recently, Mr. Betler served as President, Total Transit Systems from 2004 until 2008 and before that as President, London Underground Projects from 2002 to 2004.

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

Michael E. Fetsko was named Vice President and Group Executive in January 2014.  Mr Fetsko joined Wabtec in July of 2011 as Vice President, Freight Pneumatics. Prior to joining Wabtec, Mr. Fetsko served in various executive management roles with Bombardier Transportation.

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

John D. Whiteford was named Vice President and Group Executive in May 2014.  Mr. Whiteford served as Vice President, Global Sourcing from February 2010 to May 2014.  Prior to joining Wabtec, Mr. Whiteford served in a variety of management positions with Michael Baker Corporation.

Timothy R. Wesley was named Vice President, Investor Relations and Corporate Communications in November 1999. Previously, Mr. Wesley was Vice President, Investor and Public Relations of MotivePower Industries, Inc. from August 1996 until November 1999.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is listed on the New York Stock Exchange under the symbol “WAB”. As of February 16, 2015, there were 96,343,620 shares of Common Stock outstanding held by 540 holders of record. On May 14, 2013, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 200.0 million shares.  In addition, on May 14, 2013, our Board of Directors approved a two-for-one split of the Company’s issued and outstanding common stock in the form of a 100% stock dividend.  The increase in the authorized shares and the stock split became effective on May 14, 2013 and June 11, 2013.  The high and low sales price of the shares and dividends declared per share were as follows:

2014	High	Low	Dividends

First Quarter	$82.42	$69.55	$0.040
Second Quarter	$83.77	$69.45	$0.040
Third Quarter	$87.14	$78.51	$0.060
Fourth Quarter	$92.20	$70.20	$0.060

2013	High	Low	Dividends

First Quarter	$51.19	$44.04	$0.025
Second Quarter	$56.50	$48.04	$0.025
Third Quarter	$63.29	$52.63	$0.040
Fourth Quarter	$77.64	$61.63	$0.040

The Company’s credit agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 8 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

At the close of business on February 16, 2015, the Company’s Common Stock traded at $90.53 per share.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2014, of Wabtec’s common stock to, (i) the S&P 500, (ii) our former peer group of manufacturing companies which consisted of the following publicly traded companies: The Greenbrier Companies, L.B. Foster, Trinity Industries and Freight Car America; and (iii) our new peer group of manufacturing companies which consists of the following publicly traded companies: The Greenbrier Companies, Trinity Industries, AMETEK, Regal Beloit, Harsco, Valmont, Lincoln Electric, Kennametal, Pall, Crane, Donaldson, WABCO, ITT, Briggs & Stratton, IDEX, Woodward, Titan Wheel, Actuant and Koppers.  The peer group was revised to better match the operations and products of Wabtec.

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $150 million of which $44.4 million remained. Through December 31, 2014, 346,800 shares have been repurchased under the new authorization totaling $26.8 million leaving $173.2 million under the authorization.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conform to the requirements under the 2013 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first quarter of 2014, the Company repurchased 27,500 at an average price of $78.19 per share.  During the second quarter of 2014, the Company repurchased 194,700 shares at an average price of $74.30 per share.  During the third quarter, the Company repurchased 124,600 shares at an average price of $81.31 per share.  The Company did not repurchase any shares in the fourth quarter of 2014.  All purchases were on the open market.

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

	Year Ended December 31,
In thousands, except per share amounts	2014	2013	2012	2011	2010

Income Statement Data
Net sales	$3,044,454	$2,566,392	$2,391,122	$1,967,637	$1,507,012
Gross profit	935,982	764,027	694,567	570,424	449,078
Operating expenses	(408,873)	(326,717)	(302,288)	(299,723)	(246,268)
Income from operations (1)	$527,109	$437,310	$392,279	$270,701	$202,810
Interest expense, net	$(17,574)	$(15,341)	$(14,251)	$(15,007)	$(15,923)
Other (expense) income, net	(1,680)	(882)	(670)	(380)	(60)
Net income attributable to Wabtec shareholders	$351,680	$292,235	$251,732	$170,149	$123,099

Diluted Earnings per Common Share
Net income attributable to Wabtec shareholders (2)	$3.62	$3.01	$2.60	$1.76	$1.28
Cash dividends declared per share (2)	$0.20	$0.13	$0.08	$0.04	$0.02
Fully diluted shares outstanding (2)	96,885	96,832	96,742	96,657	96,010

Balance Sheet Data
Total assets	$3,303,841	$2,821,997	$2,351,542	$2,158,953	$1,803,081
Cash	425,849	285,760	215,766	285,615	236,941
Total debt	521,195	450,709	317,896	395,873	422,075
Shareholder' equity	1,808,298	1,587,167	1,282,017	1,047,644	903,387

(1)	In 2011, includes an $18.1 million charge for a court ruling.
(2)

Information above for net income attributable to Wabtec shareholders, cash dividends declared per share and fully diluted shares outstanding for all periods presented reflects the two-for-one split of the Company’s common stock, which occurred on May 14, 2013.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In 2014, about 50% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge market activity. Freight rail markets around the world are driven primarily by overall economic conditions and activity, while Transit markets are driven primarly by government funding and passenger ridership.  Changes in these market drivers can cause fluctuations in demand for Wabtec’s product and services.  UNIFE projects growth of about 2.7% in the worldwide rail supply market over the next several years, with the highest expected growth rates in Africa, the Middle East, and Latin America.

In North America, the AAR compiles statistics that gauge the level of activity in the freight rail industry, including revenue ton-miles and carloadings, which are generally referred to as “rail traffic”.  Based on changes in rail traffic trends, railroads can increase or decrease purchases of new locomotives and freight cars.  In 2014, North American carloadings increased 4.4%, including a 5.4% increase in intermodal carloadings, while deliveries of new locomotives and new freight cars increased 15% and 27%, respectively. In 2015, we expect demand for new locomotives to be slightly lower than in 2014, while we expect demand for new freight cars to be higher. UNIFE projects a growth rate of about 3.0% in North America.

In North America, the American Public Transportation Association (APTA) compiles ridership statistics and trends.  Based on preliminary figures for 2014, ridership increased about 0.9% in the U.S. and about 1.4% in Canada.  Ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily, for equipment maintenance.  In 2014, the U.S. Congress passed a budget that is expected to increase spending on transit projects to $11 billion in 2015, an increase of about 2% from 2014 levels.  A majority of federal money is used by transit agencies to purchase new equipment or infrastructure.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. To gauge activity in these markets, we monitor trends in rail traffic and the spending plans of our customers.  In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S., our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market. UNIFE projects the Western European rail market to grow at about 2.0% in the next few years, with the United Kingdom and France expected to invest in new rolling stock.  UNIFE projects the market in Asia-Pacific, the world’s second largest according to the study, to grow by 4.0% over the next several years, primarily reflecting strong spending in China in recent years.  Other growth markets around the world, according to UNIFE, include Latin America, expected to grow at about 5.0%; and the Commonwealth of Independent States, expected to grow at about 1.0%.  Through wholly owned subsidiaries and joint ventures, Wabtec has a presence in every key freight rail and passenger transit market around the world.

In 2015 and beyond, general economic and market conditions in the United States and internationally will have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In thousands	2014	2013	2012
Net sales	$3,044,454	$2,566,392	$2,391,122
Cost of sales	(2,108,472)	(1,802,365)	(1,696,555)
Gross profit	935,982	764,027	694,567
Selling, general and administrative expenses	(324,539)	(262,718)	(245,709)
Engineering expenses	(61,886)	(46,289)	(41,307)
Amortization expense	(22,448)	(17,710)	(15,272)
Total operating expenses	(408,873)	(326,717)	(302,288)
Income from operations	527,109	437,310	392,279
Interest expense, net	(17,574)	(15,341)	(14,251)
Other (expense) income, net	(1,680)	(882)	(670)
Income from operations before income taxes	507,855	421,087	377,358
Income tax expense	(156,175)	(128,852)	(125,626)
Net income attributable to Wabtec shareholders	$351,680	$292,235	$251,732

2014 COMPARED TO 2013

The following table summarizes the results of operations for the period:

	For the year ended December 31,
			Percent
In thousands	2014	2013	Change
Freight Segment	$1,731,477	$1,398,103	23.8%
Transit Segment	1,312,977	1,168,289	12.4%
Net sales	3,044,454	2,566,392	18.6%
Income from operations	527,109	437,310	20.5%
Net income attributable to Wabtec shareholders	$351,680	$292,235	20.3%

The following table shows the major components of the change in sales in 2014 from 2013:

	Freight	Transit
In thousands	Segment	Segment	Total
2013 Net Sales	$1,398,103	$1,168,289	$2,566,392
Acquisition	93,259	136,121	229,380
Change in Sales by Product Line:
Specialty Products & Electronics	184,504	210	184,714
Brake Products	55,483	28,705	84,188
Remanufacturing, Overhaul & Build	(13,844)	(39,894)	(53,738)
Other Transit Products	-	(2,212)	(2,212)
Other	26,205	(1,636)	24,569
Foreign exchange	(12,233)	23,394	11,161
2014 Net Sales	$1,731,477	$1,312,977	$3,044,454

Net sales increased by $478.1 million to $3,044.5 million in 2014 from $2,566.4 million in 2013. The increase is due to sales related to acquisitions of $229.4 million, $184.7 million for Specialty Products and Electronics sales from higher demand for freight original equipment products and aftermarket electronic products, and $84.2 million for Brake Products sales due to higher demand for original equipment products for freight customers and aftermarket brakes from certain transit authorities.  The increases were partially offset by lower sales for original equipment locomotives.  Favorable foreign exchange increased sales $11.2 million.

Freight Segment sales increased by $333.4 million, or 23.8%, primarily due to a $184.5 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products, positive train control electronics, and aftermarket rail products, acquisitions of $93.3 million, and $55.5 million for Brake Products due to higher demand for original equipment brakes.  Unfavorable foreign exchange decreased sales $12.2 million.

Transit Segment sales increased by $144.7 million, or 12.4%, due to acquisitions of $136.1 million and $28.7 million from increased demand for aftermarket brakes from certain transit authorities.  These increases were partially offset by $39.9 million in lower sales for original equipment transit locomotives.  Favorable foreign exchange increased net sales $23.4 million.

Cost of Sales and Gross profit Cost of Sales increased by $306.1 million to $2,108.5 million in 2014 from $1,802.4 million in 2013.  Cost of sales, as a percentage of sales was 69.3% in 2014 and 70.2% in 2013.

Raw material costs were approximately 43% as a percentage of sales in 2014 and 2013. Labor costs decreased to approximately 11% as a percentage of sales in 2014 from 12% in 2013. Overhead costs as a percentage of sales decreased to approximately 14% in 2014 from 15% in 2013. Freight Segment raw material costs increased as a percentage of sales to approximately 42% in 2014 from 40% in 2013 due to the higher mix of revenue generated from freight and transit original equipment sales and aftermarket services, which have a higher raw material component as cost of sales. Freight Segment labor costs decreased from approximately 10% as a percentage of sales in 2014 from 11% in 2013, and overhead costs as a percentage of sales were approximately 13% in 2014 and 14% in 2013. Transit Segment raw material costs decreased as a percentage of sales to approximately 45% in 2014 from 46% in 2013, primarily due to lower original equipment locomotive sales, which have a higher raw material component. Transit Segment labor costs increased as a percentage of sales to approximately 13% in 2014 from 12% in 2013, and overhead costs remained unchanged at 15% for both 2014 and 2013. In general, overhead costs vary as a percentage of sales depending on product mix and changes in sales volume.

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $11.1 million higher in 2014 compared to 2013 due to increased sales.  As a percentage of sales, warranty expense was 0.6% in 2014 and 0.9% in 2013.

Gross profit increased to $936.0 million in 2014 compared to $764.0 million in 2013, due to higher sales volume and the reasons discussed above.  For 2014 and 2013, gross profit, as a percentage of sales, was 30.7% and 29.8%, respectively.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
		Percentage of		Percentage of
In thousands	2014	Sales	2013	Sales
Selling, general and administrative expenses	$324,539	10.7%	$262,718	10.2%
Engineering expenses	61,886	2.0%	46,289	1.8%
Amortization expense	22,448	0.7%	17,710	0.7%
Total operating expenses	$408,873	13.4%	$326,717	12.7%

Total operating expenses were 13.4% and 12.7% of sales for the years ending December 31 2014, and 2013, respectively.  Selling, general, and administrative expenses increased $61.8 million, or 23.5%, primarily due to $30.1 million of expenses from acquisitions and $9.2 million of expenses related to higher incentive and non-cash compensation expense.  In addition, selling, general and administrative expenses increased to support higher sales volumes.  Engineering expense increased by $15.6 million, or 33.7%, primarily due to $7.5 million of expenses from acquisitions.  The remainder of the increase can be attributed to the company concentrating resources on new product development, specifically in the electronics market.  Costs related to engineering for specific customer contracts are included in cost of sales.  Amortization expense increased $4.7 million due to amortization of intangibles associated with acquisitions.

The following table shows our segment operating expenses:

	For the year ended December 31,
			Percent
In thousands	2014	2013	Change
Freight Segment	$188,929	$158,128	19.5%
Transit Segment	196,776	153,132	28.5%
Corporate	23,168	15,457	49.9%
Total operating expenses	$408,873	$326,717	25.1%

Freight Segment operating expenses increased $30.8 million, or 19.5%, in 2014 but decreased 40 basis points to 10.9% of sales.  The increase primarily relates to $8.4 million of incremental operating expenses from acquisitions, $8.2 million in higher corporate allocations mainly due to increased incentive compensation expense, and $8.2 million for engineering attributable to the Company concentrating resources on new product development.

Transit Segment operating expenses increased $43.6 million, or 28.5%, in 2014 and increased 190 basis points to 15.0% of sales.  The increase is primarily related to $33.9 million of incremental operating expenses related to acquisitions.  In addition, Transit Segment engineering expenses increased to support new product development.

Corporate non-allocated operating expenses increased $7.7 million in 2014 primarily due to higher administrative costs associated with growing the business.

Income from operations Income from operations totaled $527.1 million or 17.3% of sales in 2014 compared to $437.3 million or 17.0% of sales in 2013. Income from operations increased due to higher sales volume, partially offset by increased operating expenses discussed above.

Interest expense, net Overall interest expense, net, increased $2.2 million in 2014 due to due to higher debt balances resulting from acquisitions, partially offset by lower average interest rates.

Other expense, net Other expense, net, increased $0.8 million to $1.7 million for 2014, compared to 2013.

Income taxes The effective income tax rate was 30.8% and 30.6% in 2014 and 2013, respectively. In 2014, the positive effect of an increase in foreign income taxed at lower statutory rates was offset by tax reserves required for uncertain tax positions in several jurisdictions.

Net income Net income for 2014 increased $59.4 million to $351.7 million, compared to 2013. The increase in net income is due to higher sales volume and lower effective tax rate, partially offset by higher operating expenses.

2013 COMPARED TO 2012

The following table summarizes the results of operations for the period:

	For the year ended December 31,
			Percent
In thousands	2013	2012	Change
Freight Segment	$1,398,103	$1,501,911	-6.9%
Transit Segment	1,168,289	889,211	31.4%
Net sales	2,566,392	2,391,122	7.3%
Income from operations	437,310	392,279	11.5%
Net income attributable to Wabtec shareholders	$292,235	$251,732	16.1%

The following table shows the major components of the change in sales in 2013 from 2012:

	Freight	Transit
In thousands	Segment	Segment	Total
2012 Net Sales	$1,501,911	$889,211	$2,391,122
Acquisition	72,418	85,463	157,881
Change in Sales by Product Line:
Specialty Products & Electronics	(111,680)	26,801	(84,879)
Brake Products	(16,124)	51,648	35,524
Remanufacturing, Overhaul & Build	(27,684)	102,470	74,786
Other Transit Products	-	5,901	5,901
Other	(569)	2,195	1,626
Foreign exchange	(20,169)	4,600	(15,569)
2013 Net Sales	$1,398,103	$1,168,289	$2,566,392

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

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
		Percentage of		Percentage of
In thousands	2013	Sales	2012	Sales
Selling, general and administrative expenses	$262,718	10.2%	$245,709	10.3%
Engineering expenses	46,289	1.8%	41,307	1.7%
Amortization expense	17,710	0.7%	15,272	0.6%
Total operating expenses	$326,717	12.7%	$302,288	12.6%

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

The following table shows our segment operating expenses:

	For the year ended December 31,
			Percent
In thousands	2013	2012	Change
Freight Segment	$158,128	$157,320	0.5%
Transit Segment	153,132	127,759	19.9%
Corporate	15,457	17,209	-10.2%
Total operating expenses	$326,717	$302,288	8.1%

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

Liquidity and Capital Resources

Liquidity is provided by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	For the year ended
	December 31,
In thousands	2014	2013	2012
Cash provided by (used for):
Operating activities	$472,385	$235,653	$237,438
Investing activities	(347,678)	(258,692)	(184,944)
Financing activities:
Proceeds from debt	563,400	959,067	233,400
Payments of debt	(493,819)	(829,842)	(311,457)
Stock repurchase	(26,757)	(32,998)	(46,556)
Cash dividends	(19,246)	(12,644)	(7,666)
Other	1,928	9,431	7,556

Operating activities. In 2014, 2013 and 2012, cash provided by operations was $472.4 million, $235.7 million and $237.4 million, respectively. In comparison to 2013, cash provided by operations in 2014 increased due to reduced working capital compared to the prior year, coupled with higher operating results. The major components of the higher cash inflows were as follows: a positive change in accounts receivable of $132.3 million as the number of days to collect cash decreased, a positive change in other accrued liabilities and customer deposits of $117.6 million, and a positive change in accrued income taxes due to payment timing.  These cash inflows were partially offset by the following cash outflows: an unfavorable change in accounts payable of $5.6 million due to payment timing, and an unfavorable change or increase of $90.1 million in inventory as the Company held more inventory to support the higher backlog of orders in 2015.

In comparison to 2012, cash provided by operations in 2013 resulted from higher operating results offset by higher cash outflows for working capital. The major components of the higher cash outflows were as follows: a negative change in accounts receivable of $126.7 million as the number of days to collect cash increased slightly and sales increased, a negative change in customer deposits due to the completion of certain large contracts, and a $15.8 million payment in 2012 for a court ruling.  These cash outflows were partially offset by the following cash inflows: a favorable change in accounts payable of $60.9 million due to payment timing, and a favorable change or decrease of $58.6 million in inventory as our days’ supply in inventory (DSI) decreased to 63 days from 72 days at the end of 2012 due to the completion of certain original equipment contracts.

Investing activities. In 2014, 2013 and 2012, cash used in investing activities was $347.7 million, $258.7 million and $184.9 million, respectively. The major components of the cash outflow in 2014 were planned additions to property, plant, and equipment of $47.6 million for continued investments in our facilities and manufacturing processes and $300.4 million in net cash paid for acquisitions.  This compares to $41.2 million for property, plant, and equipment and $223.5 million in net cash paid for acquisitions.  Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.

Financing activities. In 2014, cash provided by financing activities was $25.5 million, which included $563.4 million in proceeds from the revolving credit facility debt, $493.4 million of repayments of debt on the revolving credit facility, $19.2 million of dividend payments and $26.8 million of Wabtec stock repurchases. In 2013, cash provided by financing activities was $93.0 million, which included $711.6 million in proceeds from the revolving credit facility debt, proceeds of $247.4 million from the issuance of 4.375% Senior Notes, net of issuance costs, $679.6 million of repayments of debt on the revolving credit facility, and a $150.0 million payment for the maturity of the 2003 Senior Notes.

The following table shows outstanding indebtedness at December 31, 2014 and 2013.

	December 31,
In thousands	2014	2013
4.375% Senior Notes, due 2023	$250,000	$250,000
Revolving Credit Facility	270,000	200,000
Capital Leases	1,195	709
Total	521,195	450,709
Less - current portion	792	421
Long-term portion	$520,403	$450,288

Cash balances at December 31, 2014 and 2013 were $425.8 million and $285.8 million, respectively.

2013 Refinancing Credit Agreement

On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the company with a $800 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At December 31, 2013, the Company had available bank borrowing capacity, net of $29.1 million of letters of credit, of approximately $500.9 million, subject to certain financial covenant restrictions.

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

At December 31, 2014 the weighted average interest rate on the Company’s variable rate debt was 1.75%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement is November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate

Rate margin.  As for the agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with excellent credit ratings and history of performance.  The Company currently believes the risk of nonperformance is negligible.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2014:

		Less than	1 - 3	3 - 5	More than
In thousands	Total	1 year	years	years	5 years

Operating activities:
Purchase obligations (1)	$116,592	$105,093	$10,089	$1,410	$-
Operating leases (2)	87,216	17,822	38,610	30,784	-
Pension benefit payments (3)	119,374	11,207	22,444	23,517	62,206
Postretirement benefit payments (4)	18,953	1,517	3,217	3,567	10,652

Financing activities:
Interest payments (5)	119,158	15,736	31,442	31,417	40,563
Long-term debt (6)	521,195	825	257	270,097	250,016
Dividends to shareholders (7)	23,106	23,106	-	-	-

Investing activities:
Capital projects (8)	73,776	73,776	-	-	-

Other:
Standby letters of credit (9)	61,321	49,394	8,345	3,321	261

Total	$1,140,691	$298,476	$114,405	$364,112	$363,698

(1)

Purchase obligations represent non-cancelable contractual obligations at December 31, 2014.  In addition, the Company had $366.1 million of open purchase orders for which the related goods or services had not been received.  Although open purchase orders are considered enforceable and legally binding, their terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(2)	Future minimum payments for operating leases are disclosed by year in Note 14 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(3)

Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute about $6.1 million to pension plan investments in 2014. See further disclosure in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

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

(6)	Scheduled principal repayments of outstanding loan balances are disclosed in Note 8 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
(7)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $23.1 million.
(8)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2015 budget amount was approved at the December 2014 Board of Directors meeting.
(9)

The Company has $60.8 million in outstanding letters of credit for performance and bid bond purposes, which expire in various dates through 2022. Amounts include interest payments based on contractual terms and the Company’s current interest rate.

The above table does not reflect uncertain tax positions of $12.6 million, the timing of which are uncertain except for $0.7 million that may become payable during 2015. Refer to Note 10 of the “Notes to Consolidated Financial Statements” for additional information on uncertain tax positions.

Obligations for operating activities. The Company has entered into $116.9 million of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post-retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $12.7 million and $10.1 million in 2014 and 2013, respectively. Benefits paid for post-retirement plans were $1.0 million and $2.9 million in 2014 and in 2013, respectively.

Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments, interest payments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $23.1 million annually.

The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2014 initial value of performance bonds issued on the Company’s behalf is about $167.2 million.

Obligations for investing activities. The Company typically spends approximately $50 million to $75 million a year for capital expenditures, primarily related to facility expansion efficiency and modernization, health and safety, and environmental control. The Company expects annual capital expenditures in the future will be within this range.

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

Effect if Actual Results Differ From Assumptions Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual amounts realized may differ from those used to evaluate the impairment of goodwill. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations. For example, based on the last quantitative analysis performed as of October 1, 2013, a decline in the terminal growth rate greater than 50 basis points would decrease fair market value by $175.2 million, or an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $482.9 million. Even with such changes the fair value of the reporting units would be greater than their net book values, necessitating no Step 2 calculations. See Note 2 in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for additional discussion regarding impairment testing.

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

Accounting for Pensions and Postretirement Benefits:

Description The Company provides pension and postretirement benefits for its employees.  These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality).

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

Effect if Actual Results Differ From Assumptions If assumptions used in determining the pension and other postretirement benefits change significantly, these costs can fluctuate materially from period to period. The key assumptions in determining the pension and other postretirement expense and obligation include the discount rate, expected return on assets and health care cost trend rate. For example, a 1% decrease or increase in the discount rate used in determining the pension and postretirement expense would increase expense $2.9 million or decrease expense $2.3 million, respectively. A 1% decrease or increase in the discount rate used in determining the pension and postretirement obligation would increase the obligation $51.0 million or decrease the obligation $41.1 million, respectively. A 1% decrease or increase in the expected return on assets used in determining the pension expense would increase or decrease expense $2.2 million, respectively. If the actual asset values at December 31, 2014 had been 1% lower, the amortization of losses in the following year would decrease $0.1 million. A 1% decrease or increase in the health care cost trend rate used in determining the postretirement expense would decrease or increase expense $0.4 million. A 1% decrease or increase in the health care cost trend rate used in determining the postretirement obligation would decrease the obligation $4.6 million or increase the obligation $5.4 million, respectively.

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

Effect if Actual Results Differ From Assumptions Should market conditions and customer demands dictate changes to our standard shipping terms, the Company may be impacted by longer than typical revenue recognition cycles. The development of expected contract costs and contract profit margin percentages involves procedures and personnel in all areas that provide financial or production information on the status of contracts. Due to the significance of judgment in the estimation process, it is likely that materially different revenue amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined profit margin for all contracts recognized on the percentage of completion method during 2014 had been estimated to be higher or lower by 1%, it would have increased or decreased revenue and gross profit for the year by approximately $8.3 million. A few of our contracts are expected to be completed in a loss position. Provisions are made currently for estimated losses on uncompleted contracts. A charge to expense for unrecognized portions of pre-production costs could be realized if the Company’s estimate of the number of units to be delivered changes or the underlying contract is cancelled.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 23% and 11% of total long-term debt at December 31, 2014 and 2013, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at December 31, 2014 would increase or decrease interest expense by about $1.2 million.

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

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2014, approximately 50% of Wabtec’s net sales were to the United States, 12% to the United Kingdom, 6% to Canada, 6% to Mexico, 4% to Australia, 3% to Brazil, 3% to Germany, 3% to China, and 13% in other international locations. (See Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report). To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for more information regarding foreign currency exchange risk.

Our market risk exposure is not substantially different from our exposure at December 31, 2013.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are set forth in Item 15, of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent registered public accountants.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2014. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting appears on page 41 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Ernst & Young LLP attestation report on internal control over financial reporting appears on page 44 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 2015, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014. Information relating to the executive officers of the Company is set forth in Part I.

Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

This table provides aggregate information as of December 31, 2014 concerning equity awards under Wabtec’s compensation plans and arrangements.

	(a)	(b)	(c)
Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance
	be issued upon exercise	outstanding	under equity compensation
	of outstanding options,	options warrants	plans (excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved by shareholders	1,147,558	$28.33	3,393,779
Equity compensation plans not approved by shareholders	-	-	-

Total	1,147,558	$24.36	3,393,779

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)
			Page
	(1)	Financial Statements and Reports on Internal Control

		Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	40

		Report of Independent Registered Public Accounting Firm	41

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	42

		Consolidated Balance Sheets as of December 31, 2014 and 2013	43

		Consolidated Statements of Operations for the three years ended December 31, 2014, 2013 and 2012	44

		Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014, 2013 and 2012	45

		Consolidated Statements of Cash Flows for the three years ended December 31, 2014, 2013 and 2012	46

		Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2014, 2013 and 2012	47

		Notes to Consolidated Financial Statements	48

	(2)	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts	76

(b)			Filing Method
		Exhibits

	3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	9

	3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013	11

	3.3	Amended and Restated By-Laws of the Company, effective February 15, 2011	8

	4.1	Indenture, dated August 8, 2013 by and between the Company and Wells Fargo, National Association, as Trustee	12

	4.2	First Supplemental Indenture, dated August 8, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee	12

	4.3	Form of 4.375% Senior Note due 2023 (included in Exhibit 4.2)	12

	10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

	10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

	10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

	10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	4

	10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended *	4

	10.6	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	3

10.7	Form of Restricted Stock Agreement *	10

10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan *	5

10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	6

10.10	First Amended and Restated Refinancing Credit Agreement, dated as of December 19, 2013, by and among the Company, Wabtec Cooperatief UA, certain subsidiaries as the guarantors, the lenders party thereto and, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., as Joint Lead Arranges and Joint Book Runners, JP Morgan Chase Bank, N.A. as Syndication Agent, Bank of America, N.A., and Citizens Bank of Pennsylvania, Branch Banking and Trust Company and The Bank of Toyko-Mitsubish UFJ, Ltd., as Co-Documentation Agents	13

10.11	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Raymond T. Betler, Charles F. Kovac, R. Mark Cox, David L. DeNinno, Patrick D. Dugan, Scott E. Wahlstrom and Timothy R. Wesley*	7

10.12	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009 *	10

10.13	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	10

10.14	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended *	10

10.15	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended *	10

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

101.INS	XBRL Instance Document.	1

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	1

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).
3	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.
4	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on April 13, 2006.
5	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on March 31, 2011.
6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-13782) for the period ended September 30, 2008.
7	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782) dated July 2, 2009.
8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated February 22, 2011.
9	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 25, 2011.
10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 22, 2013.
11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated May 15, 2013.
12	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated August 8, 2013.
13	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 21, 2014.
*	Management contract or compensatory plan.

 MANAGEMENT’S REPORTS TO WABTEC SHAREHOLDERS

Management’s Report on Financial Statements and Practices

The accompanying consolidated financial statements of Westinghouse Air Brake Technologies Corporation and subsidiaries (the “Company”) were prepared by Management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on Management’s best judgments and estimates. The other financial information included in the 10-K is consistent with that in the financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, Management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded C2CE Pty Ltd. (“C2CE”), Dia-Frag, and Fandstan Electric Group Ltd. (“Fandstan”) from its assessment of internal controls over financial reporting as of December 31, 2014 because the Company acquired C2CE effective September 3, 2014, Dia-Frag effective August 19, 2014 and Fandstan effective June 6, 2014.  C2CE, Dia-Frag, and Fandstan are wholly owned subsidiaries whose total assets represents 0.9%, 2.3% and 12.1%, respectively and whose total net assets represents 1.4%, 3.4% and 9.8%, respectively, and net income represents 0.3%, 0.4% and 1.8%, respectively and whose customer revenues represents 0.5%, 0.4% and 4.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:

We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of C2CE Pty Ltd. (“C2CE”), Dia-Frag, and Fandstan Electric Group Ltd. (“Fandstan”). which are included in the 2014 consolidated financial statements of Westinghouse Air Brake Technologies Corporation and constituted 0.9%, 2.3% and 12.1%, respectively, of total assets and 1.4%, 3.4% and 9.8%, respectively, of total net assets as of December 31, 2014, and 0.5%, 0.4% and 4.7%, respectively, of customer revenue and 0.3%, 0.4% and 1.8%, respectively, of net income for the year then ended.  Our audit of internal control over financial reporting of Westinghouse Air Brake Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Napier, Turbonetics, and Longwood.

In our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 20, 2015

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except shares and par value	2014	2013
Assets
Current Assets
Cash and cash equivalents	$425,849	$285,760
Accounts receivable	443,464	349,458
Unbilled accounts receivable	187,762	205,045
Inventories	510,949	403,229
Deferred income taxes	43,953	50,622
Other	25,887	38,933
Total current assets	1,637,864	1,333,047
Property, plant and equipment	683,034	597,740
Accumulated depreciation	(343,923)	(321,662)
Property, plant and equipment, net	339,111	276,078
Other Assets
Goodwill	862,338	786,433
Other intangibles, net	422,811	385,679
Other noncurrent assets	41,717	40,760
Total other assets	1,326,866	1,212,872
Total Assets	$3,303,841	$2,821,997

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$399,845	$326,666
Customer deposits	111,797	66,573
Accrued compensation	70,857	57,058
Accrued warranty	68,031	43,197
Current portion of long-term debt	792	421
Commitment and contingencies	762	485
Other accrued liabilities	86,718	85,000
Total current liabilities	738,802	579,400
Long-term debt	520,403	450,288
Accrued postretirement and pension benefits	81,908	50,003
Deferred income taxes	112,915	114,486
Commitment and contingencies	973	1,141
Accrued warranty	19,818	17,396
Other long-term liabilities	20,724	22,116
Total liabilities	1,495,543	1,234,830
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 96,274,395 and 95,909,948 outstanding
at December 31, 2014 and December 31, 2013, respectively	1,323	1,323
Additional paid-in capital	448,531	415,059
Treasury stock, at cost, 36,075,139 and 36,439,586 shares, at
December 31, 2014 and December 31, 2013, respectively	(392,262)	(372,969)
Retained earnings	1,909,136	1,576,702
Accumulated other comprehensive loss	(159,486)	(34,856)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	1,807,242	1,585,259
Non-controlling interest (minority interest)	1,056	1,908
Total shareholders’ equity	1,808,298	1,587,167
Total Liabilities and Shareholders’ Equity	$3,303,841	$2,821,997

The accompanying notes are an integral part of these statements.

 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
In thousands, except per share data
Net sales	$3,044,454	$2,566,392	$2,391,122
Cost of sales	(2,108,472)	(1,802,365)	(1,696,555)
Gross profit	935,982	764,027	694,567
Selling, general and administrative expenses	(324,539)	(262,718)	(245,709)
Engineering expenses	(61,886)	(46,289)	(41,307)
Amortization expense	(22,448)	(17,710)	(15,272)
Total operating expenses	(408,873)	(326,717)	(302,288)
Income from operations	527,109	437,310	392,279
Other income and expenses
Interest expense, net	(17,574)	(15,341)	(14,251)
Other (expense) income , net	(1,680)	(882)	(670)
Income from operations before income taxes	507,855	421,087	377,358
Income tax expense	(156,175)	(128,852)	(125,626)
Net income attributable to Wabtec shareholders	$351,680	$292,235	$251,732

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$3.66	$3.05	$2.62
Diluted
Net income attributable to Wabtec shareholders	$3.62	$3.01	$2.60

Weighted average shares outstanding
Basic	95,781	95,463	95,469
Diluted	96,885	96,832	96,742

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
In thousands, except per share data
Net income attributable to Wabtec shareholders	$351,680	$292,235	$251,732
Foreign currency translation (loss) gain	(111,776)	5,345	14,428
Unrealized (loss) gain on derivative contracts	(338)	810	(2,628)
Pension benefit plans and post-retirement benefit plans	(18,508)	21,102	(6,292)
Other comprehensive (loss) income before tax	(130,622)	27,257	5,508
Income tax benefit (expense) related to components of
other comprehensive income (loss)	5,992	(8,549)	1,825
Other comprehensive (loss) income, net of tax	(124,630)	18,708	7,333
Comprehensive income attributable to Wabtec shareholders	$227,050	$310,943	$259,065

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2014	2013	2012
In thousands, except per share data
Operating Activities
Net income attributable to Wabtec shareholders	$351,680	$292,235	$251,732
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	61,261	51,193	44,136
Stock-based compensation expense	26,134	24,107	19,848
Deferred income taxes	(7,054)	15,248	581
Loss (gain) on disposal of property, plant and equipment	812	(15)	1,112
Excess income tax benefits from exercise of stock options	(3,020)	(4,266)	(3,125)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(17,413)	(149,699)	(22,976)
Inventories	(64,089)	26,060	(32,491)
Accounts payable	55,378	60,976	(12,483)
Accrued income taxes	23,763	(15,033)	(33,202)
Accrued liabilities and customer deposits	68,729	(48,831)	13,323
Other assets and liabilities	(23,796)	(16,322)	10,983
Net cash provided by operating activities	472,385	235,653	237,438
Investing Activities
Purchase of property, plant and equipment	(47,662)	(41,238)	(36,001)
Proceeds from disposal of property, plant and equipment	421	6,000	971
Acquisitions of businesses, net of cash acquired	(300,437)	(223,454)	(149,914)
Net cash used for investing activities	(347,678)	(258,692)	(184,944)
Financing Activities
Proceeds from debt	563,400	959,067	233,400
Payments of debt	(493,819)	(829,842)	(311,457)
Stock re-purchase	(26,757)	(32,998)	(46,556)
Proceeds from exercise of stock options and other benefit plans	3,337	5,165	4,431
Excess income tax benefits from exercise of stock options	3,020	4,266	3,125
Earn-out settlement	(4,429)	-	-
Cash dividends ($0.20, $0.13 and $0.08 per share for the years
ended December 31, 2014, 2013 and 2012	(19,246)	(12,644)	(7,666)
Net cash provided by (used for) financing activities	25,506	93,014	(124,723)
Effect of changes in currency exchange rates	(10,124)	19	2,380
Increase (decrease) in cash	140,089	69,994	(69,849)
Cash, beginning of year	285,760	215,766	285,615
Cash, end of year	$425,849	$285,760	$215,766

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
	Common	Common	Additional	Treasury	Treasury		Other
	Stock	Stock	Paid-in	Stock	Stock	Retained	Comprehensive
In thousands, except share and per share data	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total

Balance, December 31, 2011	132,349,534	$1,323	$360,914	(36,275,980)	$(309,196)	$1,053,045	$(60,897)	$1,045,189
Cash dividends ($0.08 dividend per share)	-	-	-	-	-	(7,666)	-	(7,666)
Proceeds from treasury stock issued from the exercise of stock
options and other benefit plans, net of tax	-	-	1,192	364,724	6,364	-	-	7,556
Stock based compensation	-	-	19,242	-	-	-	-	19,242
Net income	-	-	-	-	-	251,732	-	251,732
Translation adjustment	-	-	-	-	-	-	14,428	14,428
Unrealized loss on interest rate swap contracts, net of $1,040 tax	-	-	-	-	-	-	(1,588)	(1,588)
Change in pension and post-retirement benefit plans, net of $785 tax	-	-	-	-	-	-	(5,507)	(5,507)
Stock re-purchase	-	-	-	(607,400)	(46,556)	-	-	(46,556)
Balance, December 31, 2012	132,349,534	1,323	381,348	(36,518,656)	(349,388)	1,297,111	(53,564)	1,276,830
Cash dividends ($0.13 dividend per share)	-	-	-	-	-	(12,644)	-	(12,644)
Proceeds from treasury stock issued from the exercise of stock
options and other benefit plans, net of tax	-	-	11,815	586,175	9,417	-	-	21,232
Stock based compensation	-	-	21,896	-	-	-	-	21,896
Net income	-	-	-	-	-	292,235	-	292,235
Translation adjustment	-	-	-	-	-	-	5,345	5,345
Unrealized (loss) on foreign exchange contracts, net of $61 tax	-	-	-	-	-	-	(195)	(195)
Unrealized gain on interest rate swap contracts, net of $422 tax	-	-	-	-	-	-	644	644
Change in pension and post-retirement benefit plans, net of $8,188 tax	-	-	-	-	-	-	12,914	12,914
Stock re-purchase	-	-	-	(507,105)	(32,998)	-	-	(32,998)
Balance, December 31, 2013	132,349,534	1,323	415,059	(36,439,586)	(372,969)	1,576,702	(34,856)	1,585,259
Cash dividends ($0.20 dividend per share)	-	-	-	-	-	(19,246)	-	(19,246)
Proceeds from treasury stock issued from the exercise of stock
options and other benefit plans, net of tax	-	-	9,997	711,247	7,464	-	-	17,461
Stock based compensation	-	-	23,475	-	-	-	-	23,475
Net income	-	-	-	-	-	351,680	-	351,680
Translation adjustment	-	-	-	-	-	-	(111,776)	(111,776)
Unrealized loss on foreign exchange contracts, net of $31 tax	-	-	-	-	-	-	(23)	(23)
Unrealized loss on interest rate swap contracts, net of $136 tax	-	-	-	-	-	-	(210)	(210)
Change in pension and post-retirement benefit plans, net of $5,887 tax	-	-	-	-	-	-	(12,621)	(12,621)
Stock re-purchase	-	-	-	(346,800)	(26,757)	-	-	(26,757)
Balance, December 31, 2014	132,349,534	$1,323	$448,531	(36,075,139)	$(392,262)	$1,909,136	$(159,486)	$1,807,242

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In 2014, about 50% of the Company’s revenues came from customers outside the U.S.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Such statements have been prepared in accordance with U.S. generally accepted accounting principles. Sales between subsidiaries are billed at prices consistent with sales to third parties and are eliminated in consolidation.

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

Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $6.3 million and $5.7 million as of December 31, 2014 and 2013, respectively.

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

For 2014, the Company opted to perform a qualitative assessment and determined that step two was not necessary.  In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Wabtec specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

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

Warranty Costs Warranty costs are accrued based on Management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $34.1 million, $23.1 million and $22.9 million for 2014, 2013 and 2012, respectively. Accrued warranty was $87.8 million and $60.6 million at December 31, 2014 and 2013, respectively.

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

Financial Derivatives and Hedging Activities The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Foreign currency forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At December 31, 2014, the Company had no material foreign currency forward contracts.

To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company has entered into two forward starting interest rate swap agreement with a notional value of $150.0 million. As of December 31, 2014, the Company has recorded a current liability of $3.4 million and a corresponding offset in accumulated other comprehensive loss of $2.0 million, net of tax, related to this agreement. For further information regarding the forward starting interest rate swap agreements, see Footnote 8.

Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other (expense) income, net were $2.4 million, $3.5 million and $0.1 million for 2014, 2013 and 2012, respectively.

Noncontrolling Interests In accordance with ASC 810, the Company has classified noncontrolling interests as equity on our condensed consolidated balance sheets as of December 31, 2014 and 2013. Net income attributable to noncontrolling interests for the years ended December 31, 2014, 2013 and 2012 was not material.

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

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $187.8 million and $205.0 million, customer deposits were $111.8 million and $66.6 million, and provisions for loss contracts were $7.1 million and $14.0 million at December 31, 2014 and 2013, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $24.9 million and $19.2 million at December 31, 2014 and 2013, respectively.

Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2014, 2013 and 2012.

Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.

Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2014, 2013 and 2012, the Company incurred costs of approximately $61.9 million, $46.3 million and $41.3 million, respectively.

Employees As of December 31, 2014, approximately 28% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective from 2015 through 2017. Agreements expiring in 2015 cover approximately 21% of the Company’s workforce.

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

Recent Accounting Pronouncements In May 2014, the FASB issued ASU no. 2014-09, “Revenue from Contract with Customers.”  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

3.	ACQUISITIONS

The Company made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•

On February 4, 2015, the Company acquired Railroad Controls L.P. (“RCL”), a U.S. based provider of railway signal construction services for a purchase price of approximately $63.7 million, net of cash acquired.

•

On September 3, 2014, the Company acquired C2CE Pty Ltd. (“C2CE”), a leading provider of railway signal design services in Australia, for a purchase price of approximately $25.1 million, net of cash acquired, resulting in preliminary goodwill of $15.1  million, none of which will be deductible for tax purposes.

•

On September 24, 2013, the Company acquired Longwood Industries, Inc (“Longwood”), a manufacturer of specialty rubber products for transportation, oil and gas, and industrial markets, for a purchase price of approximately $83.9 million, net of cash acquired, resulting in additional goodwill of $28.3 million, none of which will be deductible for tax purposes.

•

On July 30, 2013, the Company acquired Turbonetics Holdings, Inc (“Turbonetics”), a manufacturer of turbochargers and related components for various industrial markets, for a purchase price of approximately $23.2 million, net of cash acquired, resulting in additional goodwill of $11.3 million, none of which will be deductible for tax purposes.

•

On January 31, 2013, the Company acquired Napier Turbochargers Ltd. (“Napier”), a UK-based provider of turbochargers and related parts for the worldwide power generation and marine markets, for a purchase price of approximately $112.3 million, net of cash acquired, resulting in additional goodwill of $67.0 million, none of which will be deductible for tax purposes.

For the C2CE acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  For the Longwood, Turbonetics and Napier acquisitions, the following table summarizes the final fair values of assets acquired and liabilities assumed at the date of acquisition.

	C2CE	Longwood	Turbonetics	Napier
	September 3,	September 24,	July 30,	January 31,
In thousands	2014	2013	2013	2013
Current assets	$9,812	$17,444	$5,532	$13,441
Property, plant & equipment	1,890	19,363	992	8,837
Goodwill	15,114	28,272	11,309	67,045
Other intangible assets	3,654	39,440	11,140	40,583
Other assets	-	7	-	-
Total assets acquired	30,470	104,526	28,973	129,906
Total liabilities assumed	(5,359)	(20,663)	(5,790)	(17,565)
Net assets acquired	$25,111	$83,863	$23,183	$112,341

The Company made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•

On August 19, 2014, the Company acquired Dia-Frag, a leading manufacturer of friction products in Brazil, for a purchase price of approximately $70.6 million, net of cash acquired, resulting in preliminary goodwill of $43.0 million, none of which will be deductible for tax purposes.

•

On June 6, 2014, the Company acquired Fandstan Electric Group Ltd. (“Fandstan”), a leading rail and industrial equipment manufacturer for a variety of markets, including rail and tram transportation, industrial and energy, for a purchase price of approximately $199.4 million, net of cash acquired, resulting in preliminary goodwill of $60.1 million, none of which will be deductible for tax purposes.

 For the Fandstan and Dia-Frag acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

	Dia-Frag	Fandstan
	August 19,	June 6,
In thousands	2014	2014
Current assets	$12,477	$124,848
Property, plant & equipment	4,497	61,379
Goodwill	42,955	60,078
Other intangible assets	26,150	50,598
Other assets	66	216
Total assets acquired	86,145	297,119
Total liabilities assumed	(15,504)	(97,715)
Net assets acquired	$70,641	$199,404

The 2014 acquisitions listed above include escrow deposits of $41.6 million, which may be released to the Company for indemnity and other claims in accordance with the purchase and escrow agreements.

The total goodwill and other intangible assets for acquisitions listed in the tables above was $396.3 million, of which $224.7 million and $171.4 million was related to goodwill and other intangible assets, respectively.  Of the allocation of $171.4 million of acquired intangible assets for the companies listed in the above tables, $111.0 million was assigned to customer relationships, $45.9 million was assigned to trade names, $5.2 million was assigned to patents, $0.8 million was assigned to favorable leasehold interest, $2.1 million was assigned to non-compete agreements and $6.5 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ useful life is 20 years, the patents’ useful life is 12 years, the favorable leasehold useful life is five years and non-compete agreements useful life is four years.

The following unaudited pro forma financial information presents income statement results as if the acquisition of Napier, Turbonetics, Longwood, C2CE, Fandstan, and Dia-Frag had occurred January 1, 2013:

	For the year ended
	December 31,
In thousands	2014	2013
Net sales	$3,178,955	$2,933,560
Gross profit	978,567	867,719
Net income attributable to Wabtec shareholders	363,122	318,381
Diluted earnings per share
As Reported	$3.62	$3.01
Pro forma	$3.75	$3.28

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended December 31,
	2014	2013	2012
In thousands
Interest paid during the year	$18,445	$15,601	$16,309
Income taxes paid during the year, net of amount refunded	125,212	137,945	135,691
Business acquisitions:
Fair value of assets acquired	454,596	267,306	198,066
Liabilities assumed	124,005	44,846	46,009
Cash paid	330,591	222,460	152,057
Less cash acquired	30,154	671	2,303
Net cash paid	$300,437	$221,789	$149,754

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200 million of the Company’s outstanding shares. Through December 31, 2014, purchases have totaled $26.8 million leaving $173.2 million under the authorization.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conform to the requirements under the 2013 Refinancing Credit Agreement, as well as the Notes currently outstanding.

During the first quarter of 2014, the Company repurchased 27,500 shares at an average price of $78.22 per share.  During the second quarters of 2014, the Company repurchased  194,700 shares at an average price of $74.33 per share.  During the third quarter of 2014, the Company repurchased 124,600 shares at an average price of $81.33 per share. During the fourth quarter of 2014, no shares were repurchased. All purchases were on the open market.

During the first and second quarters of 2013, no shares were repurchased. During the third quarter of 2013, the Company repurchased 93,205 shares at an average price of $58.86 per share. During the fourth quarter of 2013, the Company repurchased 413,900 shares at an average price of $66.47 per share. All purchases were on the open market.

5.	INVENTORIES

The components of inventory, net of reserves, were:

	December 31,
In thousands	2014	2013
Raw materials	$222,059	$165,906
Work-in-progress	154,094	137,449
Finished goods	134,796	99,874
Total inventories	$510,949	$403,229

6.	PROPERTY, PLANT & EQUIPMENT

The major classes of depreciable assets are as follows:

	December 31,
In thousands	2014	2013
Machinery and equipment	$476,467	$440,297
Buildings and improvements	180,227	138,469
Land and improvements	23,440	16,271
Locomotive leased fleet	2,900	2,703
PP&E	683,034	597,740
Less: accumulated depreciation	(343,923)	(321,662)
Total	$339,111	$276,078

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Building and improvements	20 to 40
Machinery and equipment	3 to 15

Depreciation expense was $38.8 million, $33.5 million, and $28.9 million for 2014, 2013 and 2012, respectively.

7.	INTANGIBLES

Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles with definite lives are amortized on a straight-line basis over their estimated economic lives. Goodwill and indefinite lived intangible assets are reviewed annually during the fourth quarter for impairment (See Note 2 “Summary of Significant Accounting Policies” included herein). Goodwill and indefinite live intangible assets were not impaired at December 31, 2014 and 2013.

The change in the carrying amount of goodwill by segment for the year ended December 31, 2014 is as follows:

	Freight	Transit
In thousands	Segment	Segment	Total
Balance at December 31, 2013	$509,664	$276,769	$786,433
Adjustment to preliminary purchase allocation	(4,440)	(2,367)	(6,807)
Acquisitions	19,211	103,347	122,558
Foreign currency impact	(9,368)	(30,478)	(39,846)
Balance at December 31, 2014	$515,067	$347,271	$862,338

As of December 31, 2014 and 2013, the Company’s trademarks had a net carrying amount of $170.1 million and $156.8 million, respectively, and the Company believes these intangibles have an indefinite life. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2014	2013
Patents, non-compete and other intangibles, net of accumulated
amortization of $39,780 and $37,824	$14,722	$15,561
Customer relationships, net of accumulated amortization
of $56,684 and $44,910	237,983	213,324
Total	$252,705	$228,885

The remaining weighted average useful lives of patents, customer relationships and intellectual property were 9 years, 16 years and 15 years respectively. Amortization expense for intangible assets was $22.5 million, $17.7 million, and $15.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Amortization expense for the five succeeding years is as follows (in thousands):

Amortization expense for the five succeedng years is as follows (in thousands):

2015	$22,183
2016	19,054
2017	17,649
2018	16,670
2019	16,228

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In thousands	2014	2013
4.375% Senior Notes, due 2023	$250,000	$250,000
Revolving Credit Facility	270,000	200,000
Capital Leases	1,195	709
Total	521,195	450,709
Less - current portion	792	421
Long-term portion	$520,403	$450,288

2013 Refinancing Credit Agreement

On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the company with a $800 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At December 31, 2014, the Company had available bank borrowing capacity, net of $29.1 million of letters of credit, of approximately $500.9 million, subject to certain financial covenant restrictions.

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

At December 31, 2014 the weighted average interest rate on the Company’s variable rate debt was 1.75%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement is November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for these agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with an excellent credit rating and history of performance.  The Company currently believes the risk of nonperformance is negligible.

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

Debt and Capital Leases

Scheduled principal repayments of debt and capital lease balances as of December 31, 2014 are as follows:

2015	$825
2016	141
2017	116
2018	270,068
2019	29
Future years	250,016
Total	$521,195

9.EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German, and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee. The Company uses a December 31 measurement date for the plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

Obligations and Funded Status

	U.S.		International
In thousands	2014	2013	2014	2013
Change in projected benefit obligation
Obligation at beginning of year	$(47,090)	$(52,226)	$(170,931)	$(163,507)
Service cost	(334)	(432)	(2,138)	(2,035)
Interest cost	(2,070)	(1,960)	(8,102)	(6,661)
Employee contributions	-	-	(385)	(442)
Plan curtailments and amendments	-	-	473	34
Benefits paid	5,083	3,586	7,616	6,554
Expenses and premiums paid	-	-	-	360
Acquisition	-	-	(39,381)	-
Actuarial (loss) gain	(5,743)	3,942	(23,335)	(7,860)
Effect of currency rate changes	-	-	16,958	2,626
Obligation at end of year	$(50,154)	$(47,090)	$(219,225)	$(170,931)

Change in plan assets
Fair value of plan assets at beginning of year	$42,980	$42,403	$156,705	$144,089
Actual return on plan assets	3,606	4,163	17,363	17,273
Employer contributions	-	-	6,036	4,810
Employee contributions	-	-	385	442
Benefits paid	(5,083)	(3,586)	(7,616)	(6,554)
Expenses and premiums paid	-	-	-	(360)
Acquisition	-	-	23,444	-
Effect of currency rate changes	-	-	(14,063)	(2,995)
Fair value of plan assets at end of year	$41,503	$42,980	$182,254	$156,705

Funded status
Fair value of plan assets	$41,503	$42,980	$182,254	$156,705
Benefit obligations	(50,154)	(47,090)	(219,225)	(170,931)
Funded status	$(8,651)	$(4,110)	$(36,971)	$(14,226)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$-	$-	$2,424	$3,554
Current liabilities			(398)	(44)
Noncurrent liabilities	(8,651)	(4,110)	(38,997)	(17,736)
Net amount recognized	$(8,651)	$(4,110)	$(36,971)	$(14,226)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Noncurrent assets	$-	$-	$(449)	$(647)
Current liabilities	(13)	(36)	(157)	(223)
Noncurrent liabilities	(24,665)	(22,249)	(49,180)	(40,359)
Net amount recognized	$(24,678)	$(22,285)	$(49,786)	$(41,229)

 The aggregate accumulated benefit obligation for the U.S. pension plans was $49.3 million and $46.3 million as of December 31, 2014 and 2013, respectively. The aggregate accumulated benefit obligation for the international pension plans was $138.4 million and $108.2 million as of December 31, 2014 and 2013, respectively.

	U.S.		International
In thousands	2014	2013	2014	2013
Information for pension plans with accumulated benefit obligations in excess of Plan assets:
Projected benefit obligation	$(50,154)	$(47,090)	$(143,121)	$(117,717)
Accumulated benefit obligation	(49,303)	(46,316)	(138,443)	(108,182)
Fair value of plan assets	41,503	42,980	104,232	100,798

Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$(50,154)	$(47,090)	$(151,920)	$(126,998)
Fair value of plan assets	41,503	42,980	112,526	109,219

Components of Net Periodic Benefit Costs

	U.S.			International
In thousands	2014	2013	2012	2014	2013	2012

Service cost	$334	$432	$379	$2,138	$2,035	$2,006
Interest cost	2,070	1,960	2,113	8,102	6,661	7,114
Expected return on plan assets	(2,476)	(2,977)	(3,095)	(9,646)	(8,418)	(8,132)
Amortization of initial net obligation and prior service cost	23	62	62	248	270	322
Amortization of net loss	2,197	3,180	2,968	2,768	3,107	2,412
Settlement and curtailment losses recognized	-	-	-	(390)	168	1,149
Net periodic benefit cost	$2,148	$2,657	$2,427	$3,220	$3,823	$4,871

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2014 are as follows:

In thousands	U.S.	International

Net (loss) gain arising during the year	$(4,613)	$(15,098)
Effect of exchange rates	-	3,918
Amortization, settlement, or curtailment recognition of net transition obligation	-	168
Amortization or curtailment recognition of prior service cost	23	(313)
Amortization or settlement recognition of net loss	2,197	2,768
Total recognized in other comprehensive (loss) income	$(2,393)	$(8,557)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(4,541)	$(11,777)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International
	2014	2013	2012	2014	2013	2012

Discount rate	3.95%	4.70%	3.90%	3.48%	4.43%	4.30%
Expected return on plan assets	5.70%	6.20%	7.50%	5.79%	6.07%	6.09%
Rate of compensation increase	3.00%	3.00%	3.00%	3.10%	3.59%	3.10%

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

As of December 31, 2014 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2015.

In thousands	U.S.	International

Net transition obiligation	$-	$159
Prior service cost	3	61
Net actuarial loss	1,062	2,519
	$1,065	$2,739

Pension Plan Assets

The Company has established formal investment policies for the assets associated with our pension plans. Objectives include maximizing long-term return at acceptable risk levels and diversifying among asset classes. Asset allocation targets are based on periodic asset liability study results which help determine the appropriate investment strategies. The investment policies permit variances from the targets within certain parameters. The plan assets consist primarily of equity security funds, debt security funds, and temporary cash and cash equivalent investments. The assets held in these funds are generally passively managed and are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy (See Note 17 “Fair Value Measurement” included herein). Plan assets by asset category at December 31, 2014 and 2013 are as follows:

	U.S.		International
In thousands	2014	2013	2014	2013

Pension Plan Assets
Equity security funds	$20,696	$21,562	$99,715	$84,699
Debt security funds and other	20,034	20,749	78,510	66,238
Cash and cash equivalents	773	669	4,029	5,768
Fair value of plan assets	$41,503	$42,980	$182,254	$156,705

The U.S., Canadian and German pension plans have a target asset allocation of 50% equity securities and 50% debt securities.    The United Kingdom plan has a target asset allocation of 62.5% equity securities and 37.5% debt securities. Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Rebalancing of the asset allocation occurs on a quarterly basis.

Cash Flows

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $6.1 million to the international plans and does not expect to make a contribution to the U.S. plans during 2015.

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International

Year ended December 31,
2015	$3,382	$7,825
2016	3,377	7,582
2017	3,457	8,028
2018	3,409	8,197
2019	3,460	8,451
2020 through 2024	16,602	45,604

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

Obligations and Funded Status

	U.S.		International
In thousands	2014	2013	2014	2013
Change in projected benefit obligation
Obligation at beginning of year	$(25,860)	$(33,807)	$(3,871)	$(4,296)
Service cost	(29)	(47)	(47)	(48)
Interest cost	(1,155)	(1,113)	(173)	(172)
Benefits paid	978	2,641	66	220
Actuarial (loss) gain	(5,806)	6,466	(238)	153
Effect of currency rate changes	-	-	358	272
Obligation at end of year	$(31,872)	$(25,860)	$(3,905)	$(3,871)

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	978	1,158	162	220
Benefits paid	(978)	(1,158)	(162)	(220)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status
Fair value of plan assets	$-	$-	$-	$-
Benefit obilgations	(31,872)	(25,860)	(3,905)	(3,871)
Funded status	$(31,872)	$(25,860)	$(3,905)	$(3,871)

	U.S.		International
In thousands	2014	2013	2014	2013
Amounts recognized in the statement of financial position consist of:
Current liabilities	$(1,305)	$(1,357)	$(212)	$(217)
Noncurrent liabilities	(30,567)	(24,503)	(3,693)	(3,654)
Net amount recognized	$(31,872)	$(25,860)	$(3,905)	$(3,871)

Amounts recognized in accumulated other comprehensive income (loss)
consist of:
Initial net obligation	$-	$-	$-	$-
Prior service credit	8,993	11,722	32	44
Net actuarial (loss) gain	(26,096)	(21,619)	422	761
Net amount recognized	$(17,103)	$(9,897)	$454	$805

Components of Net Periodic Benefit Cost

	U.S.			International
In thousands	2014	2013	2012	2014	2013	2012

Service cost	$29	$47	$24	$47	$48	$45
Interest cost	1,155	1,113	1,387	173	172	201
Amortization of initial net obligation and prior service cost	(2,730)	(2,689)	(2,608)	(8)	(211)	(240)
Amortization of net loss (gain)	1,330	1,634	1,790	(141)	(93)	(90)
Net periodic benefit (credit) cost	$(216)	$105	$593	$71	$(84)	$(84)

 Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2014 are as follows:

In thousands	U.S.	International

Net loss arising during the year	$(5,806)	$(149)
Effect of exchange rates	-	(53)
Amortization or curtailment recognition of prior service cost	(2,730)	(96)
Amortization or settlement recognition of net loss (gain)	1,330	(53)
Total recognized in other comprehensive income (loss)	$(7,206)	$(351)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(6,990)	$(422)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds.

	U.S.			International
	2014	2013	2012	2014	2013	2012

Discount rate	3.95%	4.70%	3.90%	3.96%	4.60%	4.30%

As of December 31, 2014 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2015.

In thousands	U.S.	International

Prior service cost	(2,294)	(8)
Net actuarial loss (gain)	1,355	(33)
	$(939)	$(41)

The assumed health care cost trend rate for the U.S. plans grades from an initial rate of 6.80% to an ultimate rate of 4.5% by 2027 and for international plans from 6.91% to 4.54% by 2027. A 1% increase in the assumed health care cost trend rate will increase the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $145,000 and $16,000, respectively, for 2014, and increase the accumulated postretirement benefit obligation by approximately $4.7 million and $276,000, respectively. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the U.S. and international postretirement plans by approximately $124,000 and $14,000, respectively, for 2014, and decrease the accumulated postretirement benefit obligation by approximately $3.9 million and $247,000, respectively.

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International

Year ended December 31,
2015	$1,305	$212
2016	1,378	217
2017	1,406	216
2018	1,504	226
2019	1,596	241
2020 through 2024	9,247	1,405

Defined Contribution Plans

The Company also participates in certain defined contribution plans and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended
	December 31,
In thousands	2014	2013	2012

Multi-employer pension and health & welfare plans	$2,405	$2,678	$2,122
401(k) savings and other defined contribution plans	19,925	17,291	14,394
Total	$22,330	$19,969	$16,516

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2014 and 2013, the plan held on behalf of its participants about 670,322 shares with a market value of $58.2 million, and 713,200 shares with a market value of $53.0 million, respectively.

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

The Company’s participation in multiemployer plans for the year ended December 31, 2014 is outlined in the table below. For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

		Pension Protection			Contributions by							Expiration
		Act Zone Status (b)		FIP/	the Company							Dates of
				RP Status							Surcharge	Collective
				Pending/							Imposed	Bargaining
Pension Fund	EIN/PN (a)	2012	2011	Implemented (c)	2014		2013		2012		(d)	Agreements

Idaho Operating Engineers-	EIN # 91 - 6075538	Green	Green	No	$1,745	(1)	$2,154	(1)	$1,803	(1)	No	6/30/2015
Employers Pension Trust Fund	Plan #001
Automobile Mechanics' Local No 701 Union and	EIN # 36 - 6042061	Red	Red	Yes (2)	$660		$524		$310		Yes (3)	12/11/2017
Industry Pension Plan	Plan #001

				Other Plans	$-		$-		$9

				Total Contributions	$2,405		$2,678		$2,122

(1)	The Company’s contribution represents more than 5% of the total contributions to the plan.
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

(c)

The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2014.

(d)

The “Surcharge Imposed” column indicates whether the Company’s contribution rate for 2014 included an amount in addition the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

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

The components of the income from operations before provision for income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended
	December 31,
In thousands	2014	2013	2012

Domestic	$343,180	$285,395	$273,234
Foreign	164,675	135,692	104,124
Income from operations before income taxes	$507,855	$421,087	$377,358

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $640.8 million at December 31, 2014. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $19.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 2014.

The consolidated provision for income taxes included in the Statement of Income consisted of the following:

	For the year ended
	December 31,
In thousands	2014	2013	2012

Current taxes
Federal	$108,782	$70,459	$81,630
State	17,091	13,173	16,415
Foreign	37,356	29,972	27,000
	163,229	113,604	125,045

Deferred taxes
Federal	2,287	11,146	(2,203)
State	1,404	1,375	851
Foreign	(10,745)	2,727	1,933
	(7,054)	15,248	581
Total provision	$156,175	$128,852	$125,626

A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on operations for the years ended December 31 is provided below:

	For the year ended
	December 31,
In thousands	2014	2013	2012

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.2%	2.2%	2.8%
Tax reserves	0.3%	0.0%	0.3%
Foreign	(4.2)%	(3.9)%	(2.7)%
Research and development credit	(0.5)%	(0.6)%	(0.2)%
Manufacturing deduction	(1.8)%	(1.7)%	(2.1)%
Other, net	(0.2)%	(0.4)%	0.2%
Effective rate	30.8%	30.6%	33.3%

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

Components of deferred tax assets and liabilities were as follows:

	December 31,
In thousands	2014	2013

Deferred income tax assets:
Accrued expenses and reserves	$34,167	$32,243
Warranty reserve	21,123	16,783
Deferred compensation/employee benefits	21,759	21,326
Pension and postretirement obligations	26,736	17,920
Inventory	13,570	10,089
Net operating loss carry forwards	5,036	5,770
Tax credit carry forwards	1,078	4,126
Gross deferred income tax assets	123,469	108,257
Valuation allowance	1,818	3,332
Total deferred income tax assets	121,651	104,925
Deferred income tax liabilities:
Property, plant & equipment	29,998	25,440
Intangibles	157,781	140,317
Other	144	2,045
Total deferred income tax liabilities	187,923	167,802
Net deferred income tax liability	$(66,272)	$(62,877)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of December 31, 2014, the valuation allowance for certain foreign carryforwards was $1.8 million.

State and foreign tax credit carry-forwards of approximately $1.1 million expire in various periods from December 31, 2015 to December 31, 2030. State net operating loss carry-forwards in the amount of $5.0 million expire in various periods from December 31, 2015 to December 31, 2035.

As of December 31, 2014, the liability for income taxes associated with uncertain tax positions was $12.6 million, of which $5.5 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2013, the liability for income taxes associated with uncertain tax positions was $10.5 million, of which $4.7 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the liability for income taxes associated with uncertain tax positions follows:

In thousands	2014	2013	2012

Gross liability for uncertain tax positions at beginning of year	$10,531	$11,267	$8,204
Gross increases - uncertain tax positions in prior periods	30	55	180
Gross increases - current period uncertain tax positions	2,756	3,279	4,649
Gross decreases - uncertain tax positions in prior periods	(463)	-	-
Gross decreases - audit settlement during year	(77)	(2,515)	(648)
Gross decreases - expiration of audit statute of limitations	(181)	(1,555)	(1,118)
Gross liability for uncertain tax positions at end of year	$12,596	$10,531	$11,267

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014, the total interest and penalties accrued was approximately $1.9 million and $1.3 million, respectively. As of December 31, 2013, the total interest and penalties accrued was approximately $1.5 million and $0.9 million, respectively.

With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2011. At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $0.7 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

11.	EARNINGS PER SHARE

The computation of earnings per share from operations is as follows:

	For the Year Ended
	December 31,
In thousands, except per share data	2014	2013	2012
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$351,680	$292,235	$251,732
Less: dividends declared - common shares and non-vested restricted stock	(19,246)	(12,644)	(7,666)
Undistributed earnings	332,434	279,591	244,066
Percentage allocated to common shareholders (1)	99.6%	99.5%	99.5%
	331,104	278,193	242,846
Add: dividends declared - common shares	19,167	12,583	7,625
Numerator for basic and diluted earnings per common share	$350,271	$290,776	$250,471
Denominator
Denominator for basic earnings per common share - weighted average shares	95,781	95,463	95,469
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,104	1,369	1,273
Denominator for diluted earnings per common share - adjusted weighted average
shares and assumed conversion	96,885	96,832	96,742
Net income per common share attributable to Wabtec shareholders
Basic	$3.66	$3.05	$2.62
Diluted	$3.62	$3.01	$2.60

(1) Basic weighted-average common shares outstanding	95,781	95,463	95,469
Basic weighted-average common shares outstanding and non-vested restricted
stock expected to vest	96,175	95,932	95,976
Percentage allocated to common shareholders	99.6%	99.5%	99.5%

Options to purchase approximately 17,000, 12,000, and 38,000 shares of Common Stock were outstanding in 2014, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

12.	STOCK-BASED COMPENSATION PLANS

As of December 31, 2014, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”).  The 2011 Plan has a 10 year term through March 27, 2021 and as of December 31, 2014 the number of shares available for future grants under the 2011 Plan was 3,393,779 shares, which includes remaining shares to grant under the 2000 Plan.  The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan (“ the Directors Plan”).  The Directors Plan, as amended, authorizes a total of 1,000,000 shares of Common Stock to be issued. Under the Directors Plan options issued become exercisable over a three-year vesting period and expire ten years from the date of grant and restricted stock issued under the plan vests one year from the date of grant. As compensation for directors’ fees for the years ended December 31, 2014, 2013 and 2012, the Company issued a total of 12,704, 17,875 and 22,010 shares of restricted stock to non-employee directors. The total number of shares issued under the plan as of December 31, 2014 was 836,464 shares. No awards may be made under the Directors Plan subsequent to October 31, 2016.

Stock-based compensation expense for all of the plans was $26.1 million, $24.1 million and $19.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company recognized associated tax benefits related to the stock-based compensation plans of $7.6 million, $7.9 million and $5.9 million for the respective periods. Included in the stock-based compensation expense for 2014 above is $2.3 million of expense related to stock options, $6.2 million related to non-vested restricted stock, $2.7 million related to restricted stock units, $13.9 million related to incentive stock awards and $1.0 million related to awards issued for Directors’ fees. At December 31, 2014, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock awards expected to vest totaled $22.8 million and will be recognized over a weighted average period of 1.0 years.

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

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and Directors Plan for the years ended December 31:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic value
	Options	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2011	1,724,784	$17.37	6.5	$30,362
Granted	151,396	35.36		1,274
Exercised	(346,736)	12.78		(10,746)
Canceled	(63,766)	19.11		(1,573)
Outstanding at December 31, 2012	1,465,678	$20.24	6.3	$34,487
Granted	116,392	48.29		3,024
Exercised	(344,806)	14.98		(20,444)
Canceled	(4,402)	26.61		(210)
Outstanding at December 31, 2013	1,232,862	$24.36	6.1	$61,530
Granted	81,552	73.20		1,116
Exercised	(163,786)	20.37		(10,895)
Canceled	(3,070)	52.73		(105)
Outstanding at December 31, 2014	1,147,558	$28.33	5.5	$67,205
Exercisable at December 31, 2014	795,942	$20.83	4.6	$52,577

Options outstanding at December 31, 2014 were as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Number of	Weighted Average
	Number of	Price of	Remaining	Options	Exercise Price of
	Options	Options	Contractual	Currently	Options Currently
Range of exercise prices	Outstanding	Outstanding	Life	Exercisable	Exercisable

Under $15.00	222,500	$14.46	4.0	222,500	$14.46
15.00 - 23.00	379,148	18.20	3.9	379,148	18.20
23.00 - 30.00	203,834	28.73	5.9	108,328	28.76
30.00 - 38.00	148,868	35.04	7.1	61,182	35.22
Over 38.00	193,208	58.59	8.5	24,784	48.29
	1,147,558	$28.33		795,942	$20.83

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended
	December 31,
	2014	2013	2012
Dividend yield	0.11%	0.21%	0.23%
Risk-free interest rate	2.2%	1.4%	1.4%
Stock price volatility	33.0	43.8	45.0
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the year	$22.82	$17.60	$13.21

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of December 31, 2014, the Company estimates that it will achieve 181%, 105% and 113% for the incentive stock awards expected to vest based on performance for the three year periods ending December 31, 2014, 2015, and 2016, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

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

The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan, and Directors Plan, and incentive stock awards activity and related information for the 2011 Plan and the 2000 Plan with related information for the years ended December 31:

			Weighted
	Restricted	Incentive	Average Grant
	Stock	Stock	Date Fair
	and Units	Awards	Value
Outstanding at December 31, 2011	549,218	1,292,724	$22.02
Granted	223,960	237,320	35.45
Vested	(197,388)	(244,158)	17.87
Adjustment for incentive stock awards expected to vest	-	69,778	32.77
Canceled	(29,016)	(26,586)	22.52
Outstanding at December 31, 2012	546,774	1,329,078	$26.69
Granted	173,887	200,090	48.62
Vested	(204,494)	(570,918)	20.86
Adjustment for incentive stock awards expected to vest	-	91,694	33.49
Canceled	(6,038)	(6,350)	26.98
Outstanding at December 31, 2013	510,129	1,043,594	$35.27
Granted	150,886	140,240	73.68
Vested	(218,502)	(458,536)	29.83
Adjustment for incentive stock awards expected to vest	-	74,680	47.56
Canceled	(3,970)	(8,370)	48.50
Outstanding at December 31, 2014	438,543	791,608	$47.97

13.OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were:

	December 31,
In thousands	2014	2013

Foreign currency translation gain	$(94,450)	$17,326
Unrealized loss on interest rate swap contracts, net of tax of $1,357 and $1,252	(2,243)	(2,010)
Pension and post-retirement benefit plans, net of tax of $(28,321) and $(22,434)	(62,793)	(50,172)
Total accumulated other comprehensive loss	$(159,486)	$(34,856)

The changes in accumulated other comprehensive loss by component, net of tax, for the year-ended December 31, 2014 are as follows:

			Pension and
	Foreign		post
	currency	Derivative	retirement
In thousands	translation	contracts	benefits plans	Total
Balance at December 31, 2013	$17,326	$(2,010)	$(50,172)	$(34,856)
Other comprehensive income before reclassifications	(111,776)	(1,734)	(15,235)	(128,745)
Amounts reclassified from accumulated other
comprehensive income	-	1,501	2,614	4,115
Net current period other comprehensive income	(111,776)	(233)	(12,621)	(124,630)
Balance at December 31, 2014	$(94,450)	$(2,243)	$(62,793)	$(159,486)

Reclassifications out of accumulated other comprehensive loss for the year-ended December 31, 2014 are as follows:

	Amount reclassified from	Affected line item in the
	accumulated other	Condensed Consolidated
In thousands	comprehensive income	Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(2,467)	Cost of sales
Amortization of net loss (gain)	6,242	Cost of sales
	3,775	Income from Operations
	(1,161)	Income tax expense
	$2,614	Net income

Derivative contracts
Realized loss on derivative contracts	2,168	Interest expense, net
	(667)	Income tax expense
	$1,501	Net income

14.	OPERATING LEASES

The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.

Total net rental expense charged to operations in 2014, 2013, and 2012 was $20.0 million, $18.2 million and $14.7 million respectively. The amounts above are shown net of sublease rentals of $0.1 million, $0.3 million and $0.2 million for the years 2014, 2013 and 2012, respectively.

 Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

	Real
In thousands	Estate	Equipment	Total

2015	$15,846	$1,976	$17,822
2016	14,508	1,473	15,981
2017	11,584	1,014	12,598
2018	9,352	679	10,031
2019	8,625	483	9,108
2020 and after	21,675	1	21,676

15.	WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended
	December 31,
In thousands	2014	2013
Balance at beginning of period	$60,593	$58,212
Warranty expense	34,110	23,059
Acquisitions	14,375	2,227
Warranty claim payments	(19,570)	(20,603)
Foreign currency impact/other	(1,659)	(2,302)
Balance at end of period	$87,849	$60,593

16.	PREFERRED STOCK

The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2014 and 2013 there was no preferred stock issued or outstanding.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2014, which are included in other current liabilities on the Consolidated Balance sheet:

		Fair Value Measurements at December 31, 2014 Using
	Total Carrying	Quoted Prices in		Significant
	Value at	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
In thousands	2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	3,351	-	3,351	-
Total	$3,351	$-	$3,351	$-

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

The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at December 31, 2014 and December 31, 2013. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes are considered Level 2 based on the fair value valuation hierarchy.

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	December 31, 2014		December 31, 2013
	Carry	Fair	Carry	Fair
In thousands	Value	Value	Value	Value
Interest rate swap agreements	$3,351	$3,351	$3,005	$3,005
4.375% Senior Notes	250,000	260,000	250,000	253,135

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

Segment financial information for 2014 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$1,731,477	$1,312,977	$-	$3,044,454
Intersegment sales/(elimination)	36,185	7,358	(43,543)	-
Total sales	$1,767,662	$1,320,335	$(43,543)	$3,044,454
Income (loss) from operations	$402,456	$147,821	$(23,168)	$527,109
Interest expense and other, net	-	-	(19,254)	(19,254)
Income (loss) from operations before income taxes	$402,456	$147,821	$(42,422)	$507,855
Depreciation and amortization	$34,579	$24,956	$1,726	$61,261
Capital expenditures	22,913	22,859	1,890	47,662
Segment assets	2,516,645	2,024,312	(1,237,116)	3,303,841

Segment financial information for 2013 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$1,398,103	$1,168,289	$-	$2,566,392
Intersegment sales/(elimination)	25,463	6,992	(32,455)	$-
Total sales	$1,423,566	$1,175,281	$(32,455)	$2,566,392
Income (loss) from operations	$309,133	$143,634	$(15,457)	$437,310
Interest expense and other, net	-	-	(16,223)	(16,223)
Income (loss) from operations before income taxes	$309,133	$143,634	$(31,680)	$421,087
Depreciation and amortization	$30,645	$19,103	$1,445	$51,193
Capital expenditures	22,020	17,119	2,099	41,238
Segment assets	2,258,773	1,706,829	(1,143,605)	2,821,997

Segment financial information for 2012 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$1,501,911	$889,211	$-	$2,391,122
Intersegment sales/(elimination)	22,670	7,752	(30,422)	-
Total sales	$1,524,581	$896,963	$(30,422)	$2,391,122
Income (loss) from operations	$314,627	$94,861	$(17,209)	$392,279
Interest expense and other, net	-	-	(14,921)	(14,921)
Income (loss) from operations before income taxes	$314,627	$94,861	$(32,130)	$377,358
Depreciation and amortization	$26,436	$16,583	$1,117	$44,136
Capital expenditures	25,095	8,688	2,218	36,001
Segment assets	1,895,512	1,599,835	(1,143,805)	2,351,542

The following geographic area data as of and for the years ended December 31, 2014, 2013 and 2012, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2014	2013	2012	2014	2013	2012

United States	$1,537,002	$1,336,604	$1,199,294	$158,913	$150,952	$131,850
United Kingdom	362,855	297,139	255,326	62,305	43,733	28,905
Canada	175,561	167,417	194,493	5,462	6,442	11,043
Mexico	174,218	128,184	139,089	7,812	5,862	4,886
Australia	113,668	141,056	191,994	6,505	5,033	5,151
China	101,889	49,952	28,886	12,788	7,863	7,555
Germany	86,792	54,869	38,574	33,441	13,599	12,914
Brazil	83,906	78,532	96,620	5,074	1,031	1,082
Italy	42,865	42,702	39,462	17,913	21,374	20,926
France	41,469	37,925	42,310	7,686	8,437	7,715
Netherlands	19,452	9,921	1,152	10,201	2,459	2,651
Other international	304,777	222,091	163,922	11,011	9,293	9,410
Total	$3,044,454	$2,566,392	$2,391,122	$339,111	$276,078	$244,088

Export sales from the Company’s United States operations were $521.7 million, $542.3 million and $579.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Sales by product are as follows:

Sales by product are as follows:

In thousands	2014	2013	2012
Specialty Products & Electronics	$1,393,955	$1,041,771	$1,094,148
Brake Products	662,336	567,730	527,399
Remanufacturing, Overhaul & Build	618,885	655,387	496,883
Other Transit Products	201,913	204,115	197,634
Other	167,365	97,389	75,058
Total sales	$3,044,454	$2,566,392	$2,391,122

20.	OTHER INCOME (EXPENSE)

The components of other expense are as follows:

	For the year ended
	December 31,
In thousands	2014	2013	2012
Foreign currency (loss)	$(2,445)	$(3,512)	$(134)
Other miscellaneous income (expense)	765	2,630	(536)
Total other (expense) income, net	$(1,680)	$(882)	$(670)

21.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
In thousands, except per share data	Quarter	Quarter	Quarter	Quarter

2014
Net sales	$695,249	$731,068	$797,271	$820,866
Gross profit	209,569	224,658	247,458	254,297
Income from operations	121,846	132,323	135,977	136,963
Net income attributable to Wabtec shareholders	80,134	88,705	90,155	92,686
Basic earnings from operations per common share (1)	$0.84	$0.92	$0.94	$0.96
Diluted earnings from operations per common share (1)	$0.83	$0.91	$0.93	$0.95

2013
Net sales	$615,510	$638,002	$631,398	$681,482
Gross profit	182,888	192,881	188,133	200,125
Income from operations	103,667	112,554	109,871	111,218
Net income attributable to Wabtec shareholders	69,613	74,638	73,943	74,041
Basic earnings from operations per common share (1)	$0.73	$0.78	$0.77	$0.77
Diluted earnings from operations per common share (1)	$0.72	$0.77	$0.76	$0.76

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date: February 20, 2015	By:	/S/ RAYMOND T. BETLER
Raymond T. Betler,
President and Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	February 20, 2015
Albert J. Neupaver, Executive Chairman of the Board

By	/S/ RAYMOND T. BETLER	February 20, 2015
Raymond T. Betler, President and Chief Executive Officer and Director (Principal Executive Officer)

By	/S/ PATRICK D. DUGAN	February 20, 2015
Patrick D. Dugan, Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

By	/S/ WILLIAM E. KASSLING	February 20, 2015
William E. Kassling, Director

By	/S/ ROBERT J. BROOKS	February 20, 2015
Robert J. Brooks, Director

By	/S/ EMILIO A. FERNANDEZ	February 20, 2015
Emilio A. Fernandez, Director

By	/S/ LEE B. FOSTER, II	February 20, 2015
Lee B. Foster, II, Director

By	/S/ BRIAN P. HEHIR	February 20, 2015
Brian P. Hehir, Director

By	/S/ MICHAEL W. D. HOWELL	February 20, 2015
Michael W. D. Howell, Director

By	/S/ NICKOLAS W. VANDE STEEG	February 20, 2015
Nickolas W. Vande Steeg, Director

By	/S/ GARY C. VALADE	February 20, 2015
Gary C. Valade, Director

SCHEDULE II

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2014
Warranty and overhaul reserves	$60,593	$34,110	$12,717	$19,570	$87,850
Allowance for doubtful accounts	5,707	4,200	—	3,637	6,270
Valuation allowance-taxes	3,332	(1,514)	—	—	1,818
Merger and restructuring reserve	775	—	—	89	686

2013
Warranty and overhaul reserves	$58,212	$23,059	$(75)	$20,603	$60,593
Allowance for doubtful accounts	6,656	2,361	—	3,310	5,707
Valuation allowance-taxes	2,141	1,191	—	—	3,332
Merger and restructuring reserve	836	—	—	61	775

2012
Warranty and overhaul reserves	$50,640	$22,862	$1,682	$16,972	$58,212
Allowance for doubtful accounts	8,406	2,484	72	4,306	6,656
Valuation allowance-taxes	—	2,141	—	—	2,141
Merger and restructuring reserve	960	—	—	124	836

(1)	Reserves of acquired/(sold) companies; valuation allowances for state and foreign deferred tax assets; impact of fluctuations in foreign currency exchange rates.
(2)	Actual disbursements and/or charges.

EXHIBIT INDEX

Exhibits		Filing Method

3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	9

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013	11

3.3	Amended and Restated By-Laws of the Company, effective February 15, 2011	8

4.1	Indenture, dated August 8, 2013 by and between the Company and Wells Fargo, National Association, As Trustee	12

4.2	First Supplemental Indenture, dated August 8, 2013 by and between the Company and Wells Fargo Bank, National Association, as Trustee	12

4.3	Form of 4.375% Senior Note due 2023 (included in Exhibit 4.2)	12

10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2

10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	4

10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended *	4

10.6	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	3

10.7	Form of Restricted Stock Agreement *	10

10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan *	5

10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	6

10.10	First Amended and Restated Refinancing Credit Agreement, dated as of December 19, 2013 by and among the Company, Wabtec Cooperatief UA, certain subsidiaries as the guarantors, the lenders party thereto and, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC and J.P. Morgan Securities, Inc., as Joint Lead Arrangers and Joint Book Runners, JP Morgan Chase Bank, N.A. as Syndication Agent, Bank of America, N.A., and Citizens Bank of Pennsylvania, Branch Banking and Trust Company and The Bank of Toyko-Mitsubish UFJ, Ltd., as Co-Documentation Agents	13

10.11	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Alvaro Garcia-Tunon, Raymond T. Betler, Charles F. Kovac, R. Mark Cox, David L. DeNinno, Patrick D. Dugan, Scott E. Wahlstrom and Timothy R. Wesley*	7

10.12	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009 *	10

10.13	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	10

10.14	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended *	10

10.15	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended *	10

21	List of subsidiaries of the Company	1

23.1	Consent of Ernst & Young LLP	1

Exhibits		Filing Method
31.1	Rule 13a-14(a)/15d-14(a) Certifications	1

31.2	Rule 13a-14(a)/15d-14(a) Certifications	1

32.1	Section 1350 Certifications	1

101.INS	XBRL Instance Document.	1

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	1

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.
2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).
3

Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-110600). 4Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.

4	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on April 13, 2006.
5	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on March 31, 2011.
6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-13782) for the period ended September 30, 2008.
7	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782) dated July 2, 2009.
8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated February 22, 2011.
9	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 25, 2011.
10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 22, 2013.
11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated May 15, 2013.
12	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated August 8, 2013.
13	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 21, 2014.
*	Management contract or compensatory plan.