Form 10-Q
period 2015-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2015-04-30
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2015
Common Stock, $.01 par value per share	96,614,662 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

March 31, 2015

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
In thousands, except shares and par value	2015	2014
Assets
Current Assets
Cash and cash equivalents	$249,135	$425,849
Accounts receivable	495,712	443,464
Unbilled accounts receivable	169,957	187,762
Inventories	515,945	510,949
Deferred income taxes	44,416	43,953
Other	28,768	25,887
Total current assets	1,503,933	1,637,864
Property, plant and equipment	693,956	683,034
Accumulated depreciation	(344,913)	(343,923)
Property, plant and equipment, net	349,043	339,111
Other Assets
Goodwill	834,157	862,338
Other intangibles, net	441,363	422,811
Other noncurrent assets	39,011	41,717
Total other assets	1,314,531	1,326,866
Total Assets	$3,167,507	$3,303,841

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$381,285	$399,845
Customer deposits	106,881	111,797
Accrued compensation	62,873	70,857
Accrued warranty	63,641	68,031
Current portion of long-term debt	579	792
Other accrued liabilities	80,510	87,480
Total current liabilities	695,769	738,802
Long-term debt	420,406	520,403
Accrued postretirement and pension benefits	78,059	81,908
Deferred income taxes	113,788	112,915
Accrued warranty	21,543	19,818
Other long-term liabilities	20,588	21,697
Total liabilities	1,350,153	1,495,543
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 96,610,455 and 96,274,395 outstanding
at March 31, 2015 and December 31, 2014, respectively	1,323	1,323
Additional paid-in capital	449,596	448,531
Treasury stock, at cost, 35,739,079 and 36,075,139 shares, at
March 31, 2015 and December 31, 2014, respectively	(388,606)	(392,262)
Retained earnings	1,999,519	1,909,136
Accumulated other comprehensive loss	(245,585)	(159,486)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	1,816,247	1,807,242
Non-controlling interest (minority interest)	1,107	1,056
Total shareholders’ equity	1,817,354	1,808,298
Total Liabilities and Shareholders’ Equity	$3,167,507	$3,303,841

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended
	March 31,
In thousands, except per share data	2015	2014

Net sales	$818,594	$695,249
Cost of sales	(563,239)	(485,680)
Gross profit	255,355	209,569
Selling, general and administrative expenses	(84,771)	(70,081)
Engineering expenses	(16,863)	(12,946)
Amortization expense	(5,301)	(4,696)
Total operating expenses	(106,935)	(87,723)
Income from operations	148,420	121,846
Other income and expenses
Interest expense, net	(4,306)	(4,450)
Other (expense) income, net	(2,866)	(17)
Income from operations before income taxes	141,248	117,379
Income tax expense	(45,084)	(37,245)
Net income attributable to Wabtec shareholders	$96,164	$80,134

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.00	$0.84
Diluted
Net income attributable to Wabtec shareholders	$0.99	$0.83

Weighted average shares outstanding
Basic	96,243	95,529
Diluted	97,385	96,805

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended
	March 31,
In thousands, except per share data	2015	2014

Net income attributable to Wabtec shareholders	$96,164	$80,134
Foreign currency translation (loss) gain	(87,931)	(643)
Unrealized (loss) gain on derivative contracts	(1,705)	283
Pension benefit plans and post-retirement benefit plans	3,822	1,808
Other comprehensive (loss) income before tax	(85,814)	1,448
Income tax (expense) benefit related to components of
other comprehensive (loss) income	(285)	(655)
Other comprehensive (loss) income, net of tax	(86,099)	793
Comprehensive income attributable to Wabtec shareholders	$10,065	$80,927

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended
	March 31,
In thousands, except per share data	2015	2014

Operating Activities
Net income attributable to Wabtec shareholders	$96,164	$80,134
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	15,569	13,578
Stock-based compensation expense	8,763	6,707
Loss on disposal of property, plant and equipment	147	14
Excess income tax benefits from exercise of stock options	(314)	(642)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(39,502)	(80,440)
Inventories	(18,541)	(19,105)
Accounts payable	(12,931)	19,141
Accrued income taxes	24,581	16,530
Accrued liabilities and customer deposits	(16,468)	(15,920)
Other assets and liabilities	(13,807)	6,218
Net cash provided by operating activities	43,661	26,215
Investing Activities
Purchase of property, plant and equipment	(8,458)	(6,333)
Proceeds from disposal of property, plant and equipment	138	1,405
Acquisitions of businesses, net of cash acquired	(75,713)	-
Net cash used for investing activities	(84,033)	(4,928)
Financing Activities
Proceeds from debt	111,700	50,000
Payments of debt	(211,847)	(50,067)
Purchase of treasury stock	-	(2,151)
Proceeds from exercise of stock options and other benefit plans	397	879
Excess income tax benefits from exercise of stock options	314	642
Payment of income tax withholding on share-based compensation	(14,565)	-
Earn-out settlement	-	(4,429)
Cash dividends ($0.06 and $0.04 per share for the three months
ended March 31, 2015 and 2014, respectively)	(5,780)	(3,828)
Net cash used for financing activities	(119,781)	(8,954)
Effect of changes in currency exchange rates	(16,561)	(2,990)
(Decrease) increase in cash	(176,714)	9,343
Cash, beginning of period	425,849	285,760
Cash, end of period	$249,135	$295,103

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015 (UNAUDITED)

1. BUSINESS

Westinghouse Air Brake Technologies Corporation (“Wabtec”) is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In the first three months of 2015, about 49% of the Company’s revenues came from customers outside the U.S.

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

The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30, September 30, and December 31.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Revenue Recognition Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition”. Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $170.0 million and $187.8 million, customer deposits were $106.9 million and $111.8 million, and provisions for loss contracts were $9.9 million and $7.1 million at March 31, 2015 and December 31, 2014, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $28.1 and $24.9 million at March 31, 2015 and December 31, 2014, respectively.

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

Financial Derivatives and Hedging Activities The Company periodically enters into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counter-party to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At March 31, 2015, the Company had no material foreign currency forward contracts.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company has entered into two forward starting interest rate swap agreements with notional values of $150.0 million. As of March 31, 2015, the Company has recorded a current liability of $5.1 million and a corresponding offset in accumulated other comprehensive loss of $3.1 million, net of tax, related to this agreement. For further information regarding the forward starting interest rate swap agreements, see Footnote 6.

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

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014. Net income attributable to non-controlling interests for the three months ended March 31, 2015 and 2014 was not material.

Recent Accounting Pronouncements In May 2014, the FASB issued ASU no. 2014-09, “Revenue from Contract with Customers.”  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  The Board voted to propose that the standard would take effect for reporting perionds beginning after December 15, 2017 and that early adoption would be allowed as of the original effective date. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2015 are as follows:

			Pension and
	Foreign		post
	currency	Derivative	retirement
In thousands	translation	contracts	benefits plans	Total
Balance at December 31, 2014	$(94,450)	(2,243)	(62,793)	$(159,486)
Other comprehensive income (loss) before reclassifications	(87,931)	(1,342)	2,400	(86,873)
Amounts reclassified from accumulated other
comprehensive income	-	315	459	774
Net current period other comprehensive income (loss)	(87,931)	(1,027)	2,859	(86,099)
Balance at March 31, 2015	$(182,381)	$(3,270)	$(59,934)	$(245,585)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 are as follows:

	Amount reclassified from	Affected line item in the
	accumulated other	Condensed Consolidated
In thousands	comprehensive income	Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(522)	Cost of sales
Amortization of net loss	1,196	Cost of sales
	674	Income from Operations
	(215)	Income tax expense
	$459	Net income

Derivative contracts
Realized loss on derivative contracts	$463	Interest expense, net
	(148)	Income tax expense
	$315	Net income

3. ACQUISITIONS

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•

On February 4, 2015, the Company acquired Railroad Controls L.P. (“RCL”), a provider of railway signal construction services, for a purchase price of approximately $75.7 million, net of cash acquired, resulting in preliminary goodwill of $11.5 million, none of which will be deductible for tax purposes.

•

On September 3, 2014, the Company acquired C2CE Pty Ltd. (“C2CE”), a provider of railway signal design services, for a purchase price of approximately $25.1 million, net of cash acquired, resulting in preliminary goodwill of $15.7 million, none of which will be deductible for tax purposes.

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•

On August 21, 2014, the Company acquired Dia-Frag (“Dia-Frag”), a manufacturer of friction products for various markets with a focus on motorcycle braking, for a purchase price of approximately $70.6 million, net of cash acquired, resulting in additional goodwill of $36.2 million, none of which will be deductible for tax purposes.

•

On June 6, 2014, the Company acquired Fandstan Electric Group Ltd. (“Fandstan”), a leading rail and industrial equipment manufacturer for a variety of markets, including rail and tram transportation, industrial and energy, for a purchase price of approximately $199.4 million, net of cash acquired, resulting in additional goodwill of $53.4 million, none of which will be deductible for tax purposes.

The acquisitions listed above include escrow deposits of $40.1 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

For the RCL, C2CE, Dia-Frag, and Fandstan acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

	RCL	C2CE	Dia-Frag	Fandstan
	February 4,	September 3,	August 21,	June 6,
In thousands	2015	2014	2014	2014
Current assets	$16,445	$9,812	$12,476	$124,704
Property, plant & equipment	11,983	1,853	13,749	68,498
Goodwill	11,528	15,714	36,195	53,426
Other intangible assets	40,403	3,654	26,150	50,598
Other assets	-	-	66	216
Total assets acquired	80,359	31,033	88,636	297,442
Total liabilities assumed	(4,646)	(5,921)	(17,995)	(98,037)
Net assets acquired	$75,713	$25,112	$70,641	$199,405

Of the $120.8 million of total acquired intangible assets, $88.3 million was assigned to customer relationships, $25.6 million was assigned to trade names, $2.1 million was assigned to non-compete agreements and $4.8 million was assigned to customer backlog. The trade names were determined to have an indefinite useful life, while the customer relationships’ average useful life is 20 years, and the non-compete useful life is five years.

The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2014:

	Three Months Ended	Three Months Ended
In thousands	March 31, 2015	March 31, 2014
Net sales	$825,890	$800,721
Gross profit	257,646	241,861
Net income attributable to Wabtec shareholders	97,322	88,873
Diluted earnings per share
As Reported	$0.99	$0.83
Pro forma	$1.00	$0.91

4. INVENTORIES

The components of inventory, net of reserves, were:

	March 31,	December 31,
In thousands	2015	2014
Raw materials	$206,195	$222,059
Work-in-progress	178,806	154,094
Finished goods	130,944	134,796
Total inventories	$515,945	$510,949

5. INTANGIBLES

The change in the carrying amount of goodwill by segment for the three months ended March 31, 2015 is as follows:

	Freight	Transit
In thousands	Segment	Segment	Total
Balance at December 31, 2014	$515,067	347,271	$862,338
Adjustment to preliminary purchase allocation	12	(11,795)	(11,783)
Acquisitions	11,528	-	11,528
Foreign currency impact	(6,163)	(21,763)	(27,926)
Balance at March 31, 2015	$520,444	$313,713	$834,157

As of March 31, 2015 and December 31, 2014, the Company’s trademarks had a net carrying amount of $167.3 million and $170.1 million, respectively, and the Company believes these intangibles have an indefinite life.

Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	March 31,	December 31,
In thousands	2015	2014
Patents, non-compete and other intangibles, net of accumulated
amortization of $39,607 and $39,780	$13,261	$14,722
Customer relationships, net of accumulated amortization
of $59,008 and $56,684	260,826	237,983
Total	$274,087	$252,705

The weighted average remaining useful life of patents, customer relationships and intellectual property were 10 years, 16 years and 14 years, respectively. Amortization expense for intangible assets was $5.3 million and $4.7 million for the three months ended March 31, 2015, and 2014.

Amortization expense for the five succeeding years is estimated to be as follows (in thousands):

Remainder of 2015	$18,277
2016	20,892
2017	19,486
2018	18,508
2019	18,065

6. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
In thousands	2015	2014
4.375% Senior Notes, due 2023	$250,000	$250,000
Revolving Credit Facility	170,000	270,000
Capital Leases	985	1,195
Total	420,985	521,195
Less - current portion	579	792
Long-term portion	$420,406	$520,403

2013 Refinancing Credit Agreement

On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the Company with an $800 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At March 31, 2015, the Company had available bank borrowing capacity, net of $27.2 million of letters of credit, of approximately $602.8 million, subject to certain financial covenant restrictions.

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

At March 31, 2015, the weighted average interest rate on the Company’s variable rate debt was 0.93%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

The Company uses a December 31 measurement date for the plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In thousands, except percentages	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$95	$98	$506	$424
Interest cost	479	532	1,789	1,821
Expected return on plan assets	(542)	(620)	(2,416)	(2,216)
Net amortization/deferrals	266	655	652	758
Net periodic benefit cost	$298	$665	$531	$787

Assumptions
Discount rate	3.95%	4.70%	3.48%	4.43%
Expected long-term rate of return	5.70%	6.20%	5.79%	6.07%
Rate of compensation increase	3.00%	3.00%	3.10%	3.59%

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $6.7 million to the international plans and does not expect to make a contribution to the U.S. plans during 2015.

Post Retirement Benefit Plans

In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.

The Company uses a December 31 measurement date for all post retirement plans.

The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In thousands, except percentages	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$2	$10	$11	$9
Interest cost	308	296	35	42
Net amortization/deferrals	(234)	(327)	(9)	(15)
Net periodic benefit (credit) cost	$76	$(21)	$37	$36

Assumptions
Discount rate	3.95%	4.70%	3.96%	4.60%

8. STOCK-BASED COMPENSATION

As of March 31, 2015, the Company maintains employee stock-based compensation plans for stock options, restricted stock, restricted units, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 3,800,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the Directors Plan subsequent to October 31, 2016.

Stock-based compensation expense was $8.8 million and $6.7 million for the three months ended March 31, 2015 and 2014, respectively. Included in the stock-based compensation expense for the three months ended March 31, 2015 above is $0.5 million of expense related to stock options, $1.6 million related to restricted stock, $1.1 million related to restricted units, $5.3 million related to incentive stock awards and $0.2 million related to awards issued for Directors’ fees. At March 31, 2015, unamortized compensation expense related to stock options, restricted stock, restricted units and incentive stock awards expected to vest totaled $42.2 million and will be recognized over a weighted average period of 1.7 years.

Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the three months ended March 31, 2015:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic value
	Options	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2014	1,147,558	$28.33	5.5	$67,205
Granted	83,035	87.11		618
Exercised	(14,424)	27.58		966
Canceled	(3,216)	47.99		150
Outstanding at March 31, 2015	1,212,953	32.31	5.5	75,497
Exercisable at March 31, 2015	960,252	23.90	4.8	67,838

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2015	2014
Dividend yield	0.14%	0.11%
Risk-free interest rate	1.82%	2.19%
Stock price volatility	27.3%	33.2%
Expected life (years)	5.0	5.0

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of March 31, 2015, the Company estimates that it will achieve 124%, 135% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2015, 2016, and 2017, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and unit activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the three months ended March 31, 2015:

			Weighted
	Restricted	Incentive	Average Grant
	Stock	Stock	Date Fair
	and Units	Awards	Value
Outstanding at December 31, 2014	438,543	791,608	$47.97
Granted	97,050	123,950	87.06
Vested	(165,316)	(433,932)	36.94
Adjustment for incentive stock awards expected to vest	-	71,976	57.78
Canceled	(3,388)	(2,760)	51.43
Outstanding at March 31, 2015	366,889	550,842	65.33

9. INCOME TAXES

The overall effective income tax rate was 31.9% and  31.7% for the three ended March 31, 2015, and 2014, respectively.  For the three months ended March 31, 2015, the increase in the effective rate is primarily due to additional income earned in jurisdictions with higher statutory tax rates.

As of March 31, 2015 and December 31, 2014, the liability for income taxes associated with uncertain tax positions was $12.6 million, of which $5.5 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2015 the total accrued interest and penalties are $2.1 million and $1.5 million, respectively.  As of December 31, 2014 the total accrued interest and penalties were $1.9 million and $1.3 million, respectively.

At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $0.7 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.   With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2011.

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended
	March 31,
In thousands, except per share data	2015	2014
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$96,164	$80,134
Less: dividends declared - common shares and non-vested restricted stock	(5,781)	(3,828)
Undistributed earnings	90,383	76,306
Percentage allocated to common shareholders (1)	99.6%	99.5%
	90,021	75,924
Add: dividends declared - common shares	5,759	3,810
Numerator for basic and diluted earnings per common share	$95,780	$79,734
Denominator
Denominator for basic earnings per common share - weighted average shares	96,243	95,529
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,142	1,276
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	97,385	96,805
Net income per common share attributable to Wabtec shareholders
Basic	$1.00	$0.84
Diluted	$0.99	$0.83

(1) Basic weighted-average common shares outstanding	96,243	95,529
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	96,607	95,974
Percentage allocated to common shareholders	99.6%	99.5%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Three Months Ended
	March 31,
In thousands	2015	2014
Balance at December 31, 2014 and 2013, respectively	$87,849	$60,593
Warranty expense	6,363	6,023
Warranty claim payments	(7,367)	(3,668)
Foreign currency impact/other	(1,661)	(54)
Balance at March 31, 2015 and 2014, respectively	$85,184	$62,894

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2015, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at March 31, 2015 Using
	Total Carrying	Quoted Prices in		Significant
	Value at	Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
In thousands	2015	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	$5,110	$-	$5,110	$-
Total	$5,110	$-	$5,110	$-

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2013, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at December 31, 2014 Using
	Total Carrying	Quoted Prices in		Significant
	Value at	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
In thousands	2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	$3,351	$-	$3,351	$-
Total	$3,351	$-	$3,351	$-

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

The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at March 31, 2015 and December 31, 2014. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes are considered Level 2 based on the fair value valuation hierarchy.

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	March 31, 2015		December 31, 2014
	Carry	Fair	Carry	Fair
In thousands	Value	Value	Value	Value
Interest rate swap agreement	$5,110	$5,110	$3,351	$3,351
4.375% Senior Notes	250,000	264,088	250,000	260,000

The fair value of the Company’s interest rate swap agreements and the 2013 Notes  were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

13. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in Note 18 therein, filed on February 20, 2015. During the first three months for 2015, there were no material changes to the information described in the Form 10-K.

The Company is also subject to litigation from time to time arising out of its operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in Note 18 therein, filed on February 20, 2015. During the first three months of 2015, there were no material changes to the information described in the Form 10-K.

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

Segment financial information for the three months ended March 31, 2015 is as follows:

			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$511,887	$306,707	$-	$818,594
Intersegment sales/(elimination)	8,928	2,584	(11,512)	-
Total sales	$520,815	$309,291	$(11,512)	$818,594
Income (loss) from operations	$111,569	$41,423	$(4,572)	$148,420
Interest expense and other, net	-	-	(7,172)	(7,172)
Income (loss) from operations before income taxes	$111,569	$41,423	$(11,744)	$141,248

Segment financial information for the three months ended March 31, 2014 is as follows:

			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$385,506	$309,743	$-	$695,249
Intersegment sales/(elimination)	7,183	2,833	(10,016)	-
Total sales	$392,689	$312,576	$(10,016)	$695,249
Income (loss) from operations	$91,931	$34,518	$(4,603)	$121,846
Interest expense and other, net	-	-	(4,467)	(4,467)
Income (loss) from operations before income taxes	$91,931	$34,518	$(9,070)	$117,379

Sales by product are as follows:

	Three Months Ended
	March 31,
In thousands	2015	2014
Specialty Products & Electronics	$425,537	$278,740
Brake Products	167,397	155,605
Remanufacturing, Overhaul & Build	136,690	172,249
Other Transit Products	46,803	50,526
Other	42,167	38,129
Total sales	$818,594	$695,249

15. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended
	March 31,
In thousands	2015	2014
Foreign currency (loss) gain	$(2,394)	$(361)
Other miscellaneous income (expense)	(472)	344
Total other income (expense), net	$(2,866)	$(17)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In the first three months of 2015, about 49% of the Company’s revenues came from customers outside the U.S.

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

In North America, the Association of American Railroads (AAR) compiles freight rail industry statistics such as carloadings, generally referred to as “rail traffic,” and the Railway Supply Institute (RSI) releases data on freight car orders, deliveries, and backlog. In the first quarter of 2015, carloadings in North America increased 1.6% from 2014, including a 2.2% increase in intermodal traffic. According to the RSI, in the first quarter of 2015, the industry multi-year backlog of freight cars on order increased to about 100,000. In 2015,  we expect deliveries of new locomotives to be lower and deliveries of new freight cars to be higher than in 2014. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.

The American Public Transportation Association (APTA) provides quarterly transit ridership statistics for the U.S. and Canada. In 2014  ridership increased about 1% in both countries. In 2012, the U.S. Congress passed a new, two-year transportation funding bill, which maintained transit spending at about the same level, about $10.7 billion, as in prior years. Subsequent extensions to the bill continued to fund transit spending at about the same level. The Company expects deliveries of new subway cars to increase in 2015, while bus deliveries are expected to be about the same compared to 2014.

In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. The railroads and commuter rail authorities have said they cannot complete full implementation by the deadline, and the U.S. Congress has discussed extending it. An extension of the deadline could affect the rate of industry spending on this technology. Wabtec’s PTC revenue was about $94 million for the three months ended March 31, 2015.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S. Our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market. Asia-Pacific is a growth market and our various joint ventures and direct exports to China have positioned the Company to take advantage of this growth. Australia has also been an area of expansion for the Company as commodity suppliers use our products to meet the demands of their regional customers. In Brazil, the Company is completing a PTC contract, has expanded locations and has completed three acquisitions, allowing us to increase our sales in that market.

Current conditions in these international markets vary based on general economic factors and specific freight rail and passenger transit drivers, as mentioned above. In its most recent quarterly data, the Office of Rail Regulation in the U.K. reported an increase in passenger ridership of 6.7% and a slight decrease in freight moved. In Germany, the government statistics bureau reported an increase of 0.6% for passenger rail and bus ridership in 2014, and a decrease in rail freight transport of 2.3% for the same period. Russian Railways announced a decrease of 6.4% in passenger ridership in the first three months of 2015 compared to the year-ago period, and it said freight tons loaded were 0.6% lower than the year-ago period. For its fiscal year ended March 31, 2015, Indian Railways announced a 4.2% increase in freight loadings and a 2.3% decrease in passengers.

In 2015 and beyond, general economic and market conditions in our key markets could have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended
	March 31,
In millions	2015	2014
Net sales	$818,594	$695,249
Cost of sales	(563,239)	(485,680)
Gross profit	255,355	209,569
Selling, general and administrative expenses	(84,771)	(70,081)
Engineering expenses	(16,863)	(12,946)
Amortization expense	(5,301)	(4,696)
Total operating expenses	(106,935)	(87,723)
Income from operations	148,420	121,846
Interest expense, net	(4,306)	(4,450)
Other income (expense), net	(2,866)	(17)
Income from operations before income taxes	141,248	117,379
Income tax expense	(45,084)	(37,245)
Net income attributable to Wabtec shareholders	$96,164	$80,134

FIRST QUARTER 2015 COMPARED TO FIRST QUARTER 2014

The following table summarizes our results of operations for the periods indicated:

	Three months ended March 31,
			Percent
In thousands	2015	2014	Change
Freight Segment	$511,887	$385,506	32.8%
Transit Segment	306,707	309,743	(1.0%)
Net sales	818,594	695,249	17.7%
Income from operations	148,420	121,846	21.8%
Net income attributable to Wabtec shareholders	$96,164	$80,134	20.0%

The following table shows the major components of the change in sales in the first quarter of 2015 from the first quarter of 2014:

	Freight	Transit
In thousands	Segment	Segment	Total
First Quarter 2014 Net Sales	$385,506	$309,743	$695,249
Acquisitions	18,134	59,837	77,971
Change in Sales by Product Line:
Specialty Products & Electronics	84,530	3,246	87,776
Brake Products	14,693	3,530	18,223
Remanufacturing, Overhaul & Build	12,902	(37,831)	(24,929)
Other Transit Products	-	(3,280)	(3,280)
Other	6,486	(197)	6,289
Foreign exchange	(10,364)	(28,341)	(38,705)
First Quarter 2015 Net Sales	$511,887	$306,707	$818,594

Net sales for the three months ended March 31, 2015 increased by $123.3 million or 17.7% to $818.6 million from $695.2 million. The increase is due to sales from acquisitions of $78.0 million, $87.8 million for Specialty Products and Electronics sales from higher demand for freight original equipment products, aftermarket electronic and positive trail control products, and $18.2 million for Brake Products sales due to higher demand for original equipment brakes for freight customers and aftermarket brakes from certain transit authorities.  These increases were partially offset by $24.9 million in lower Remanufacturing, Overhaul and Build sales related primarily to original transit locomotives.  Unfavorable foreign exchange decreased sales $38.7 million.

Freight Segment sales increased by $126.4 million, or 32.8%, primarily due to an increase of $84.5 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products, positive train control electronics, and aftermarket rail products, and $14.7 million for Brake Products due to higher demand for original equipment brakes due to higher car builds. Acquisitions increased sales by $18.1 million, while unfavorable foreign exchange decreased sales by $10.4 million.

Transit Segment sales decreased by $3.0 million, or 1.0%, primarily due to a decrease of $37.8 million for Remanufacturing, Overhaul & Build from lower demand for original transit locomotives primarily related to a multi-year project which was substantially completed in 2014 and unfavorable foreign exchange of $28.3 million.  These decreases were partially offset by sales from acquisitions of $59.8 million

Cost of Sales and Gross Profit. Cost of Sales increased by $77.6 million to $563.2 million in the first quarter of 2015 compared to $485.7 million in the same period of 2014.

Raw material costs were approximately 42% and 43% of sales in the first quarters of 2015 and 2014, respectively. Labor costs were approximately 11% and 12% of sales in the first quarters of 2015 and 2014, respectively. Overhead costs were approximately 14% and 13% in the first quarters of 2015 and 2014, respectively. Freight Segment raw material costs increased as a percentage of sales to approximately 39% in the first quarter of 2015 from 36% in the same period of 2014 primarily due to higher original equipment sales which have a higher raw material content. Freight Segment labor costs were approximately 10% as a percentage of sales in the first quarter of 2015 compared to 9% in the same period of 2014, and overhead costs were approximately 12% as a percentage of sales in the first quarters of 2015 and 2014. Transit Segment raw material costs as a percentage of sales decreased from approximately 43% in the first quarter of 2014 to 39% in the same period of 2015 primarily due to lower original equipment locomotive sales which have higher raw material content. Transit Segment labor costs as a percentage of sales decreased from 13% in the first quarter of 2014 to 12% in the first quarter of 2015 primarily due to lower original equipment locomotive sales which have a higher labor content, and overhead costs increased from 13% for the first quarter of 2014 to 14% for the first quarter of 2015.

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $6.4 million in the first quarter of 2015 compared to $6.0 million in the first quarter of 2014. As a percentage of sales, warranty expense was 0.8% for the first quarter of 2015 compared to 0.9% for the first quarter of 2014, respectively.

Gross profit for the three months ended March 31, 2015 increased $45.8 million to $255.4 million from $209.6 million and the gross profit margin increased 110 basis points to 31.2% from 31.0%. These increases are due to higher sales volume and the reasons discussed above.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Three months ended March 31,
		Percentage of		Percentage of
In thousands	2015	Sales	2014	Sales
Selling, general and administrative expenses	$84,771	10.4%	$70,081	10.1%
Engineering expenses	16,863	2.1%	12,946	1.9%
Amortization expense	5,301	0.6%	4,696	0.7%
Total operating expenses	$106,935	13.1%	$87,723	12.6%

Total operating expenses were 13.1% and 12.6% of sales for the first quarters of 2015 and 2014, respectively.  Selling, general, and administrative expenses increased $14.7 million, or 21.0%, primarily due to the higher sales volume and $11.2 million of additional expenses from acquisitions. Engineering expense increased by $3.9 million primarily due to $3.0 million related to acquisitions. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense increased $0.6 million due to amortization of intangibles associated with acquisitions.

The following table shows our segment operating expense for the periods indicated:

	Three months ended March 31,
			Percent
In thousands	2015	2014	Change
Freight Segment	$52,159	$43,056	21.1%
Transit Segment	50,205	40,064	25.3%
Corporate	4,571	4,603	(0.7%)
Total operating expenses	$106,935	$87,723	21.9%

Freight Segment operating expenses increased $9.1 million, or 21.1%, in the first quarter of 2015 and was 10.2% of sales. The increase primarily relates to $3.0 million of incremental operating costs from acquisitions, an increase of $3.1 million related to higher incentive compensation and higher costs to support the higher sales volume..

Transit Segment operating expenses increased $10.1 million, or 25.3%, in the first quarter of 2015 and was 16.4% of sales.  The increase is primarily related to $8.3 million of incremental selling, general, and administrative expense and $2.9 million of incremental engineering expense related to acquisitions.

Income from operations Income from operations totaled $148.4 million or 18.1% of sales in the first quarter of 2015 compared to $121.8 million or 17.5% of sales in the same period of 2014. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Interest expense, net, decreased $0.1 million in the first quarter of 2015 compared to the same period of 2014 due to lower debt balances.

Income taxes The effective income tax rate was 31.9% and 31.7% for the first quarter of 2015 and 2014, respectively. The increase in the effective rate is primarily due to additional income earned in jurisdictions with higher statutory tax rates.

Net income Net income for the first quarter of 2015 was $96.2 million or $0.99 per diluted share compared to $80.1 million or $0.83 per diluted share in the prior year quarter. The increase in net income is due to higher sales volume, partially offset by higher operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three Months Ended
	March 31,
In thousands	2015	2014
Cash provided by (used for):
Operating activities	$43,661	$26,215
Investing activities	(84,033)	(4,928)
Financing activities	(119,781)	(8,954)
(Decrease) increase in cash	$(176,714)	$9,343

Operating activities In the first three months of 2015 and 2014, cash provided by operations was $43.7 million and $26.2 million, respectively. In comparison to the first three months of 2014, cash provided by operations in 2015 increased due to reduced working capital compared to the prior year, couple with higher operating results.  The major components of the higher cash inflows were as follows: a positive change in accounts receivable of $40.9 million driven by collections due to achieving certain project related milestones and a positive change in accrued income taxes of $8.1 million due to payment timing.  These cash inflows were partially offset by an unfavorable change in accounts payable of $32.1 million due to payment timing.

Investing activities In the first three months of 2015 and 2014, cash used in investing activities was $84.0 million and $4.9 million, respectively. The major components of the cash outflow in 2015 were $75.7 million in net cash paid for acquisitions and planned additions to property, plant and equipment of $8.5 million for continued investments in our facilities and manufacturing processes. This compares to $6.3 million in property, plant, and equipment for investments in the first quarter of 2014. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.

Financing activities In the first three months of 2015, cash used for financing activities was $119.8 million, which included $111.7 million in proceeds from the revolving credit facility, $211.8 million of repayments of debt on the revolving credit facility, $14.6 million related to payment of income tax withholding on shared based compensation, and $5.8 million of dividend payments. In the first three months of 2014, cash used for financing activities was $9.0 million, which included $50.0 million in proceeds from debt and $50.1 million of repayments of debt on the revolving credit facility, $4.4 million for the settlement of contingent purchase price obligations related to an acquisition, $2.2 million for the repurchase of Wabtec stock, and $3.8 million of dividend payments.

Company Stock Repurchase Plan

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200.0 million of the Company’s outstanding shares. The Company did not repurchase any shares during the first three months of 2015, leaving $173.2 million under the authorization.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2013 Refinancing Credit Agreement, as well as the Notes currently outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2015, the Company has recognized a total liability of $12.6 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

Since December 31, 2014, there have been no other significant changes in the total amount of the Company’s contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

Economic and industry conditions

●	prolonged unfavorable economic and industry conditions in the markets served by us, including North America, South America, Europe, Australia, Asia and South Africa;
●	decline in demand for freight cars, locomotives, passenger transit cars, buses, power generation equipment and related products and services;
●	reliance on major original equipment manufacturer customers;
●	original equipment manufacturers’ program delays;
●	demand for services in the freight and passenger rail industry;
●	demand for our products and services;
●	orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;
●	consolidations in the rail industry;
●	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment;
●	fluctuations in interest rates and foreign currency exchange rates; or
●	availability of credit;

Operating factors

●	supply disruptions;
●	technical difficulties;
●	changes in operating conditions and costs;
●	increases in raw material costs;
●	successful introduction of new products;
●	performance under material long-term contracts;
●	labor relations;
●	completion and integration of acquisitions; or
●	the development and use of new technology;

Competitive factors

●	the actions of competitors;

Political/governmental factors

●	political stability in relevant areas of the world;
●	future regulation/deregulation of our customers and/or the rail industry;
●	levels of governmental funding on transit projects, including for some of our customers;
●	political developments and laws and regulations, including those related to Positive Train Control;
●	federal and state income tax legislation; or

●

the outcome of our existing or any future legal proceedings, including litigation involving our principal customers and any litigation with respect to environmental, asbestos-related matters and pension liabilities; and

Transaction or commercial factors

●	the outcome of negotiations with partners, governments, suppliers, customers or others.

Statements in this 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 5% and 23% of total long-term debt at March 31, 2015 and December 31, 2014, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at March 31, 2015 would increase or decrease interest expense by about $0.2 million. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which converts a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 6 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first three months of 2015, approximately 51% of Wabtec’s net sales were to customers in the United States, 10% in the United Kingdom, 7% in Canada, 6% in Mexico, 3% in Australia, 3% in Brazil, 3% in Germany, 3% in China, and 14% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2015. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material changes regarding the Company’s commitments and contingencies as described in Note 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200.0 million of the Company’s outstanding shares. During the first three months of 2015, the Company did not repurchase any shares, leaving $173.2 million under the authorization.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Senior Vice President Finance and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	April 30, 2015

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.