Form 10-Q
period 2015-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2015-07-30
CIK 943452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2015
Common Stock, $.01 par value per share	96,674,083 shares

WESTINGHOUSE AIR BRAKE

TECHNOLOGIES CORPORATION

June 30, 2015

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
In thousands, except shares and par value	2015	2014
Assets
Current Assets
Cash and cash equivalents	$264,844	$425,849
Accounts receivable	505,539	443,464
Unbilled accounts receivable	174,730	187,762
Inventories	535,002	510,949
Deferred income taxes	44,208	43,953
Other	55,643	25,887
Total current assets	1,579,966	1,637,864
Property, plant and equipment	711,966	683,034
Accumulated depreciation	(354,996)	(343,923)
Property, plant and equipment, net	356,970	339,111
Other Assets
Goodwill	864,921	862,338
Other intangibles, net	454,533	422,811
Other noncurrent assets	41,733	41,717
Total other assets	1,361,187	1,326,866
Total Assets	$3,298,123	$3,303,841

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$377,457	$399,845
Customer deposits	98,636	111,797
Accrued compensation	66,919	70,857
Accrued warranty	74,300	68,031
Current portion of long-term debt	478	792
Other accrued liabilities	81,737	87,480
Total current liabilities	699,527	738,802
Long-term debt	400,348	520,403
Accrued postretirement and pension benefits	79,434	81,908
Deferred income taxes	118,396	112,915
Accrued warranty	22,353	19,818
Other long-term liabilities	21,733	21,697
Total liabilities	1,341,791	1,495,543
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 96,666,083 and 96,274,395 outstanding
at June 30, 2015 and December 31, 2014, respectively	1,323	1,323
Additional paid-in capital	456,498	448,531
Treasury stock, at cost, 35,683,451 and 36,075,139 shares, at
at June 30, 2015 and December 31, 2014, respectively	(388,001)	(392,262)
Retained earnings	2,095,224	1,909,136
Accumulated other comprehensive loss	(209,696)	(159,486)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	1,955,348	1,807,242
Non-controlling interest (minority interest)	984	1,056
Total shareholders’ equity	1,956,332	1,808,298
Total Liabilities and Shareholders’ Equity	$3,298,123	$3,303,841

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2015	2014	2015	2014

Net sales	$847,028	$731,068	$1,665,622	$1,426,317
Cost of sales	(579,264)	(506,410)	(1,142,503)	(992,090)
Gross profit	267,764	224,658	523,119	434,227
Selling, general and administrative expenses	(88,992)	(72,982)	(173,763)	(143,063)
Engineering expenses	(17,750)	(14,221)	(34,613)	(27,167)
Amortization expense	(5,162)	(5,132)	(10,463)	(9,828)
Total operating expenses	(111,904)	(92,335)	(218,839)	(180,058)
Income from operations	155,860	132,323	304,280	254,169
Other income and expenses
Interest expense, net	(4,041)	(4,525)	(8,347)	(8,975)
Other (expense) income, net	(1,887)	243	(4,753)	226
Income from operations before income taxes	149,932	128,041	291,180	245,420
Income tax expense	(48,428)	(39,336)	(93,512)	(76,581)
Net income attributable to Wabtec shareholders	$101,504	$88,705	$197,668	$168,839

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.05	$0.92	$2.05	$1.76
Diluted
Net income attributable to Wabtec shareholders	$1.04	$0.91	$2.03	$1.74

Weighted average shares outstanding
Basic	96,338	96,048	96,066	95,674
Diluted	97,435	97,058	97,112	96,827

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2015	2014	2015	2014

Net income attributable to Wabtec shareholders	$101,504	$88,705	$197,668	$168,839
Foreign currency translation gain (loss)	36,082	8,731	(51,849)	8,088
Unrealized gain (loss) on derivative contracts	949	(876)	(756)	(593)
Pension benefit plans and post-retirement benefit plans	(822)	(26)	3,000	1,782
Other comprehensive income (loss) before tax	36,209	7,829	(49,605)	9,277
Income tax (expense) benefit related to components of
other comprehensive income (loss)	(320)	274	(605)	(381)
Other comprehensive income (loss), net of tax	35,889	8,103	(50,210)	8,896
Comprehensive income attributable to Wabtec shareholders	$137,393	$96,808	$147,458	$177,735

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended
	June 30,
In thousands, except per share data	2015	2014

Operating Activities
Net income attributable to Wabtec shareholders	$197,668	$168,839
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	31,612	27,862
Stock-based compensation expense	14,989	12,103
Loss on disposal of property, plant and equipment	420	106
Excess income tax benefits from exercise of stock options	(1,388)	(1,281)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(35,788)	(91,926)
Inventories	(25,536)	(20,249)
Accounts payable	(25,015)	43,653
Accrued income taxes	19,185	15,459
Accrued liabilities and customer deposits	(27,089)	(3,878)
Other assets and liabilities	(38,132)	(13,029)
Net cash provided by operating activities	110,926	137,659
Investing Activities
Purchase of property, plant and equipment	(20,860)	(18,357)
Proceeds from disposal of property, plant and equipment	178	217
Acquisitions of businesses, net of cash acquired	(100,108)	(199,417)
Net cash used for investing activities	(120,790)	(217,557)
Financing Activities
Proceeds from debt	174,300	266,900
Payments of debt	(294,589)	(216,698)
Purchase of treasury stock	-	(16,622)
Proceeds from exercise of stock options and other benefit plans	1,409	1,844
Excess income tax benefits from exercise of stock options	1,388	1,281
Payment of income tax withholding on share-based compensation	(14,565)	-
Earn-out settlement	-	(4,429)
Cash dividends ($0.12 and $0.08 per share for the six months
ended June 30, 2015 and 2014, respectively)	(11,580)	(7,691)
Net cash (used for) provided by financing activities	(143,637)	24,585
Effect of changes in currency exchange rates	(7,504)	(4,540)
Decrease in cash	(161,005)	(59,853)
Cash, beginning of period	425,849	285,760
Cash, end of period	$264,844	$225,907

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015 (UNAUDITED)

1. BUSINESS

Westinghouse Air Brake Technologies Corporation (“Wabtec”) is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In the first six months of 2015, about 48% of the Company’s revenues came from customers outside the U.S.

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

Revenue Recognition Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition.” Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.

In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $174.7 million and $187.8 million, customer deposits were $98.6 million and $111.8 million, and provisions for loss contracts were $8.4 million and $7.1 million at June 30, 2015 and December 31, 2014, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $28.7 million and $24.9 million at June 30, 2015 and December 31, 2014, respectively.

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

Financial Derivatives and Hedging Activities The Company periodically enters into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Forward contracts are agreements with a counter-party to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. On June 24, 2015, the Company entered into a forward contract for the sale of Brazilian Real (BRL) and the purchase of U.S. dollars (USD).  As of June 30, 2015 the notional value of this contract was 84.6 million BRL, or $27.0 million USD.

To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company has entered into two forward starting interest rate swap agreements with notional values of $150.0 million. As of June 30, 2015, the Company has recorded a current liability of $4.2 million and a corresponding offset in accumulated other comprehensive loss of $2.5 million, net of tax, related to this agreement. For further information regarding the forward starting interest rate swap agreements, see Footnote 6.

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

Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. Net income attributable to non-controlling interests for the three and six months ended June 30, 2015 and 2014 was not material.

Recent Accounting Pronouncements In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset.  ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015.  Early adoption is permitted.  The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU no. 2014-09, “Revenue from Contract with Customers.”  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  The Board voted to propose that the standard would take effect for reporting periods beginning after December 15, 2017 and that early adoption would be allowed as of the original effective date. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2015 are as follows:

			Pension and
	Foreign		post
	currency	Derivative	retirement
In thousands	translation	contracts	benefits plans	Total
Balance at December 31, 2014	$(94,450)	(2,243)	(62,793)	$(159,486)
Other comprehensive (loss) income before reclassifications	(51,849)	(1,070)	1,165	(51,754)
Amounts reclassified from accumulated other
comprehensive income	-	627	917	1,544
Net current period other comprehensive (loss) income	(51,849)	(443)	2,082	(50,210)
Balance at June 30, 2015	$(146,299)	$(2,686)	$(60,711)	$(209,696)

Reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2015 are as follows:

	Amount reclassified from	Affected line item in the
	accumulated other	Condensed Consolidated
In thousands	comprehensive income	Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(521)	Cost of sales
Amortization of net loss	1,198	Cost of sales
	677	Income from Operations
	(219)	Income tax expense
	$458	Net income

Derivative contracts
Realized loss on derivative contracts	$460	Interest expense, net
	(149)	Income tax expense
	$311	Net income

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2015 are as follows:

	Amount reclassified from	Affected line item in the
	accumulated other	Condensed Consolidated
In thousands	comprehensive income	Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(1,043)	Cost of sales
Amortization of net loss	2,394	Cost of sales
	1,351	Income from Operations
	(434)	Income tax expense
	$917	Net income

Derivative contracts
Realized loss on derivative contracts	$923	Interest expense, net
	(296)	Income tax expense
	$627	Net income

3. ACQUISITIONS

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•

On February 4, 2015, the Company acquired Railroad Controls L.P. (“RCL”), a provider of railway signal construction services, for a purchase price of approximately $76.4 million, net of cash acquired, resulting in preliminary goodwill of $12.2 million, none of which will be deductible for tax purposes.

•

On September 3, 2014, the Company acquired C2CE Pty Ltd. (“C2CE”), a provider of railway signal design services, for a purchase price of approximately $25.5 million, net of cash acquired, resulting in preliminary goodwill of $15.6 million, none of which will be deductible for tax purposes.

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•

On June 17, 2015, the Company acquired Metalocaucho (“MTC”), a manufacturer of transit products, primarily rubber components for suspension and vibration control systems, for a purchase price of approximately $23.4 million, net of cash acquired, resulting in preliminary goodwill of $10.1 million, none of which will be deductible for tax purposes.

•

On August 21, 2014, the Company acquired Dia-Frag (“Dia-Frag”), a manufacturer of friction products for various markets with a focus on motorcycle braking, for a purchase price of approximately $70.6 million, net of cash acquired, resulting in preliminary goodwill of $36.1 million, none of which will be deductible for tax purposes.

•

On June 6, 2014, the Company acquired Fandstan Electric Group Ltd. (“Fandstan”), a leading rail and industrial equipment manufacturer for a variety of markets, including rail and tram transportation, industrial and energy, for a purchase price of approximately $199.4 million, net of cash acquired, resulting in additional goodwill of $64.7 million, none of which will be deductible for tax purposes.

The acquisitions listed above include escrow deposits of $53.9 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

For the MTC, RCL, C2CE, and Dia-Frag acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  For the Fandstan acquisition, the following table summarizes the final fair values of the assets and liabilities assumed at the date of acquisition.

	MTC	RCL	C2CE	Dia-Frag	Fandstan
	June 17,	February 4,	September 3,	August 21,	June 6,
In thousands	2015	2015	2014	2014	2014
Current assets	$10,906	$16,445	$9,812	$12,476	$124,280
Property, plant & equipment	1,510	11,983	1,853	13,749	67,948
Goodwill	10,051	12,197	15,572	36,050	64,713
Other intangible assets	11,414	40,403	3,654	26,150	50,598
Other assets	114	-	-	66	216
Total assets acquired	33,995	81,028	30,891	88,491	307,755
Total liabilities assumed	(10,635)	(4,646)	(5,412)	(17,850)	(108,351)
Net assets acquired	$23,360	$76,382	$25,479	$70,641	$199,404

Of the $132.2 million of total acquired intangible assets, $95.2 million was assigned to customer relationships, $29.3 million was assigned to trade names, $2.1 million was assigned to non-compete agreements and $5.6 million was assigned to customer backlog. The trade names were determined to have an indefinite useful life, while the customer relationships’ average useful life is 20 years, and the non-compete useful life is five years.

The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2014:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
In thousands	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$853,103	$810,098	$1,692,364	$1,595,832
Gross profit	269,794	247,791	531,760	486,639
Net income attributable to Wabtec shareholders	101,776	94,289	200,530	182,957
Diluted earnings per share
As Reported	$1.04	$0.91	$2.03	$1.74
Pro forma	$1.04	$0.97	$2.06	$1.88

4. INVENTORIES

The components of inventory, net of reserves, were:

	June 30,	December 31,
In thousands	2015	2014
Raw materials	$202,421	$222,059
Work-in-progress	186,073	154,094
Finished goods	146,508	134,796
Total inventories	$535,002	$510,949

5. INTANGIBLES

The change in the carrying amount of goodwill by segment for the six months ended June 30, 2015 is as follows:

	Freight	Transit
In thousands	Segment	Segment	Total
Balance at December 31, 2014	$515,067	$347,271	$862,338
Adjustment to preliminary purchase allocation	(170)	(9,587)	(9,757)
Acquisitions	12,197	10,051	22,248
Foreign currency impact	(1,374)	(8,534)	(9,908)
Balance at June 30, 2015	$525,720	$339,201	$864,921

As of June 30, 2015 and December 31, 2014, the Company’s trademarks had a net carrying amount of $173.8 million and $170.1 million, respectively, and the Company believes these intangibles have an indefinite life.

Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	June 30,	December 31,
In thousands	2015	2014
Patents, non-compete and other intangibles, net of accumulated
amortization of $40,375 and $39,780	$13,327	$14,722
Customer relationships, net of accumulated amortization
of $63,845 and $56,684	267,456	237,983
Total	$280,783	$252,705

The weighted average remaining useful life of patents, customer relationships and intellectual property were 10 years, 16 years and 14 years, respectively. Amortization expense for intangible assets was $5.2 million and $10.5 million for the three and six months ended June 30, 2015, and $5.1 million and $9.8 million for the three and six months ended June 30, 2014.

Amortization expense for the five succeeding years is estimated to be as follows (in thousands):

Remainder of 2015	$12,859
2016	20,892
2017	19,486
2018	18,508
2019	18,065

6. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
In thousands	2015	2014
4.375% Senior Notes, due 2023	$250,000	$250,000
Revolving Credit Facility	150,000	270,000
Capital Leases	826	1,195
Total	400,826	521,195
Less - current portion	478	792
Long-term portion	$400,348	$520,403

2013 Refinancing Credit Agreement

On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the Company with an $800 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At June 30, 2015, the Company had available bank borrowing capacity, net of $27.4 million of letters of credit, of approximately $622.6 million, subject to certain financial covenant restrictions.

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

At June 30, 2015, the weighted average interest rate on the Company’s variable rate debt was 0.94%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.

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

The Company uses a December 31 measurement date for the plans.

The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended		Three Months Ended
	June 30,		June 30,
In thousands, except percentages	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$95	$98	$506	$428
Interest cost	479	532	1,801	1,844
Expected return on plan assets	(542)	(620)	(2,434)	(2,245)
Net amortization/deferrals	266	655	655	768
Net periodic benefit cost	$298	$665	$528	$795

	U.S.		International
	Six Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except percentages	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$190	$196	$1,012	$852
Interest cost	958	1,064	3,590	3,665
Expected return on plan assets	(1,084)	(1,240)	(4,850)	(4,461)
Net amortization/deferrals	532	1,310	1,307	1,526
Net periodic benefit cost	$596	$1,330	$1,059	$1,582

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

The Company uses a December 31 measurement date for all post retirement plans.

The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended		Three Months Ended
	June 30,		June 30,
In thousands, except percentages	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$2	$10	$11	$9
Interest cost	308	296	35	42
Net amortization/deferrals	(234)	(326)	(10)	(15)
Net periodic benefit (credit) cost	$76	$(20)	$36	$36

	U.S.		International
	Six Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except percentages	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$4	$20	$22	$18
Interest cost	616	592	70	84
Net amortization/deferrals	(468)	(653)	(19)	(30)
Net periodic benefit (credit) cost	$152	$(41)	$73	$72

8. STOCK-BASED COMPENSATION

As of June 30, 2015, the Company maintains employee stock-based compensation plans for stock options, restricted stock, restricted units, and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 3,800,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“Directors Plan”). No awards may be made under the Directors Plan subsequent to October 31, 2016.

Stock-based compensation expense was $15.0 million and $12.1 million for the six months ended June 30, 2015 and 2014, respectively. Included in the stock-based compensation expense for the six months ended June 30, 2015 above is $1.0 million of expense related to stock options, $3.2 million related to restricted stock, $1.9 million related to restricted units, $8.3 million related to incentive stock awards and $0.6 million related to awards issued for Directors’ fees. At June 30, 2015, unamortized compensation expense related to stock options, restricted stock, restricted units and incentive stock awards expected to vest totaled $36.6 million and will be recognized over a weighted average period of 1.5 years.

Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2015:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic value
	Options	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2014	1,147,558	$28.33	5.5	$67,205
Granted	84,675	87.35		691
Exercised	(59,324)	27.41		4,040
Canceled	(4,936)	62.05		165
Outstanding at June 30, 2015	1,167,973	32.51	5.3	73,594
Exercisable at June 30, 2015	915,534	23.74	4.5	65,720

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

In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2015, the Company estimates that it will achieve 124%, 135% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2015, 2016, and 2017, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock and unit activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the six months ended June 30, 2015:

			Weighted
	Restricted	Incentive	Average Grant
	Stock	Stock	Date Fair
	and Units	Awards	Value
Outstanding at December 31, 2014	438,543	791,608	$47.97
Granted	110,945	125,650	87.74
Vested	(178,320)	(433,932)	37.76
Adjustment for incentive stock awards expected to vest	-	71,976	57.78
Canceled	(5,468)	(3,160)	60.51
Outstanding at June 30, 2015	365,700	552,142	65.66

9. INCOME TAXES

The overall effective income tax rate was 32.3% and 32.1% for the three and six months ended June 30, 2015, respectively, and 30.7% and 31.2% for the three and six months ended June 30, 2014, respectively.  For the three and six months ended June 30, 2015 the increase in the effective rate is primarily due to additional income earned in jurisdictions with higher statutory tax rates and higher state tax rates in the U.S.

As of June 30, 2015, the liability for income taxes associated with uncertain tax positions was $12.6 million, of which $5.5 million, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2014 the liability associated with uncertain tax positions was $12.6 million, of which $4.5 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2015 the total accrued interest and penalties are $2.3 million and $1.6 million, respectively.  As of December 31, 2014 the total accrued interest and penalties were $1.9 million and $1.3 million, respectively.

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

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended
	June 30,
In thousands, except per share data	2015	2014
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$101,504	$88,705
Less: dividends declared - common shares and non-vested restricted stock	(5,799)	(3,863)
Undistributed earnings	95,705	84,842
Percentage allocated to common shareholders (1)	99.7%	99.6%
	95,418	84,503
Add: dividends declared - common shares	5,782	3,849
Numerator for basic and diluted earnings per common share	$101,200	$88,352
Denominator
Denominator for basic earnings per common share - weighted average shares	96,338	96,048
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,097	1,010
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	97,435	97,058
Net income per common share attributable to Wabtec shareholders
Basic	$1.05	$0.92
Diluted	$1.04	$0.91

(1) Basic weighted-average common shares outstanding	96,338	96,048
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	96,620	96,395
Percentage allocated to common shareholders	99.7%	99.6%

	Six Months Ended
	June 30,
In thousands, except per share data	2015	2014
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$197,668	$168,839
Less: dividends declared - common shares and non-vested restricted stock	(11,580)	(7,691)
Undistributed earnings	186,088	161,148
Percentage allocated to common shareholders (1)	99.6%	99.6%
	185,344	160,503
Add: dividends declared - common shares	11,539	7,657
Numerator for basic and diluted earnings per common share	$196,883	$168,160
Denominator
Denominator for basic earnings per common share - weighted average shares	96,066	95,674
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,046	1,153
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	97,112	96,827
Net income per common share attributable to Wabtec shareholders
Basic	$2.05	$1.76
Diluted	$2.03	$1.74

(1) Basic weighted-average common shares outstanding	96,066	95,674
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	96,406	96,094
Percentage allocated to common shareholders	99.6%	99.6%

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

11. WARRANTIES

The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Six Months Ended
	June 30,
In thousands	2015	2014
Balance at December 31, 2014 and 2013 respectively	$87,849	$60,593
Warranty expense	14,043	15,328
Acquisitions	6,001	3,567
Warranty claim payments	(10,538)	(8,816)
Foreign currency impact/other	(702)	447
Balance at June 30, 2015 and 2014, respectively	$96,653	$71,119

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2015, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at June 30, 2015 Using
	Total Carrying	Quoted Prices in		Significant
	Value at	Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
In thousands	2015	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	$4,186	$-	$4,186	$-
Total	$4,186	$-	$4,186	$-

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2014, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

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

The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at June 30, 2015 and December 31, 2014. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes are considered Level 2 based on the fair value valuation hierarchy.

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	June 30, 2015		December 31, 2014
	Carry	Fair	Carry	Fair
In thousands	Value	Value	Value	Value
Interest rate swap agreement	$4,186	$4,186	$3,351	$3,351
4.375% Senior Notes	250,000	256,700	250,000	260,000

The fair value of the Company’s interest rate swap agreements and the 2013 Notes  were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

13. COMMITMENTS AND CONTINGENCIES

Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in Note 18 therein, filed on February 20, 2015. During the first six months of 2015, there were no material changes to the information described in the Form 10-K.

The Company is also subject to litigation from time to time arising out of its operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in Note 18 therein, filed on February 20, 2015. During the first six months of 2015, there were no material changes to the information described in the Form 10-K.

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

Segment financial information for the three months ended June 30, 2015 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$534,674	$312,354	$-	$847,028
Intersegment sales/(elimination)	9,029	2,799	(11,828)	-
Total sales	$543,703	$315,153	$(11,828)	$847,028
Income (loss) from operations	$125,232	$37,514	$(6,886)	$155,860
Interest expense and other, net	-	-	(5,928)	(5,928)
Income (loss) from operations before income taxes	$125,232	$37,514	$(12,814)	$149,932

Segment financial information for the three months ended June 30, 2014 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$411,502	$319,566	$-	$731,068
Intersegment sales/(elimination)	10,110	1,441	(11,551)	-
Total sales	$421,612	$321,007	$(11,551)	$731,068
Income (loss) from operations	$100,283	$36,757	$(4,717)	$132,323
Interest expense and other, net	-	-	(4,282)	(4,282)
Income (loss) from operations before income taxes	$100,283	$36,757	$(8,999)	$128,041

Segment financial information for the six months ended June 30, 2015 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$1,046,561	$619,061	$-	$1,665,622
Intersegment sales/(elimination)	17,957	5,383	(23,340)	-
Total sales	$1,064,518	$624,444	$(23,340)	$1,665,622
Income (loss) from operations	$236,801	$78,937	$(11,458)	$304,280
Interest expense and other, net	-	-	(13,100)	(13,100)
Income (loss) from operations before income taxes	$236,801	$78,937	$(24,558)	$291,180

Segment financial information for the six months ended June 30, 2014 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$797,008	$629,309	$-	$1,426,317
Intersegment sales/(elimination)	17,293	4,274	(21,567)	-
Total sales	$814,301	$633,583	$(21,567)	$1,426,317
Income (loss) from operations	$192,214	$71,275	$(9,320)	$254,169
Interest expense and other, net	-	-	(8,749)	(8,749)
Income (loss) from operations before income taxes	$192,214	$71,275	$(18,069)	$245,420

Sales by product are as follows:

	Three Months Ended
	June 30,
In thousands	2015	2014
Specialty Products & Electronics	$448,292	$312,119
Brake Products	159,034	159,575
Remanufacturing, Overhaul & Build	151,859	160,664
Other Transit Products	50,864	53,011
Other	36,979	45,699
Total sales	$847,028	$731,068

	Six Months Ended
	June 30,
In thousands	2015	2014
Specialty Products & Electronics	$873,829	$590,859
Brake Products	326,431	316,269
Remanufacturing, Overhaul & Build	288,549	331,824
Other Transit Products	97,667	103,537
Other	79,146	83,828
Total sales	$1,665,622	$1,426,317

15. OTHER INCOME (EXPENSE), NET

The components of other income (expense) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2015	2014	2015	2014
Foreign currency (loss) gain	$(1,541)	$262	$(3,935)	$(99)
Other miscellaneous (expense) income	(346)	(19)	(818)	325
Total other (expense) income, net	$(1,887)	$243	$(4,753)	$226

16. SUBSEQUENT EVENTS

On July 27, 2015, the Company announced plans to acquire Faiveley Transport S.A., a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries.  Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of valued-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access & Mobility (passenger access systems and platform doors), and Brakes & Safety (braking systems and couplers).

The transaction, which is subject to various conditions, including labor group consultations and other regulatory requirements, has been structured in three steps:

•

Wabtec has made an irrevocable offer to the owners of approximately 51% of Faiveley Transport’s shares for a purchase price of €100 per share, payable 25% in cash and 75% in Wabtec preferred stock.  The preferred stock will have a 1% annual dividend or, if greater, the annual dividend assuming full conversion into common shares, and must be converted after three years into Wabtec common shares at an implied ratio of one Faiveley Transport common share for 1.125 Wabtec common shares. Shareholders owning 51% of Faiveley Transport have entered into exclusive discussions with Wabtec.

•

Upon completion of required labor group consultations, Wabtec expects that the 51% shareholders will enter into a definitive share purchase agreement and Faiveley Transport will enter into an acquisition agreement with Wabtec.

•

Upon completing the share purchase, Wabtec will commence a tender offer for the remaining publicly traded Faiveley Transport shares. The public shareholders will have the option to elect to receive €100 per share in cash or Wabtec preferred stock.  The preferred stock portion of the consideration is subject to a cap of 75% of Faiveley Transport’s common shares.  Wabtec intends to delist Faiveley Transport from Euronext after the tender offer if minority interests represent less than 5%.

The total purchase price offered is about $1.8 billion, including assumed debt.  Wabtec plans to fund the cash portion of the transaction with cash on hand, existing credit facilities and potentially other debt financing.

The combination of Wabtec and Faiveley Transport would create one of the world’s largest public rail equipment companies, with revenues of about $4.5 billion and a presence in all key freight rail and passenger transit geographies worldwide.

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

OVERVIEW

Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In the first six months of 2015, about 48% of the Company’s revenues came from customers outside the U.S.

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

The Company monitors a variety of factors and statistics to gauge activity in key freight rail and passenger transit markets such as North and South America, Europe and Asia-Pacific. In these and other markets, the freight rail industry is largely driven by general economic conditions, which can cause fluctuations in rail traffic and the level of investment spending by railroads and governments to expand, upgrade, and modernize their networks. Based on those fluctuations, railroads and governments can increase or decrease purchases of new locomotives and freight cars, and spending on rail-related infrastructure. The passenger transit industry is driven mainly by the spending of government agencies and authorities as they maintain, expand and modernize their transit systems. In doing so, they will increase or decrease spending on new locomotives, transit/subway cars, buses and related infrastructure. Fare box revenues, the fees paid by riders to use public transit, also provide funding for maintaining and operating the systems. Many government entities at all levels are facing budget issues, which could have a negative effect on demand for the Company’s products and services.

In North America, the Association of American Railroads (AAR) compiles freight rail industry statistics such as carloadings, generally referred to as “rail traffic,” and the Railway Supply Institute (RSI) releases data on freight car orders, deliveries, and backlog. Through the second quarter of 2015, rail traffic in North America was about the same as in 2014, including a 3.5% increase in intermodal traffic. According to the RSI, in the second quarter of 2015, the industry multi-year backlog of freight cars on order was about 136,000, slightly lower than at the end of the first quarter. In 2015, we expect deliveries of new locomotives to be lower and deliveries of new freight cars to be higher than in 2014. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.

The American Public Transportation Association (APTA) provides quarterly transit ridership statistics for the U.S. and Canada. In 2014, ridership increased about 1% in both countries. In 2012, the U.S. Congress passed a new, two-year transportation funding bill, which maintained transit spending at about the same level, about $10.7 billion, as in prior years. Subsequent extensions to the bill continued to fund transit spending at about the same level. The Company expects deliveries of new subway cars to increase in 2015, while bus deliveries are expected to be about the same compared to 2014.

In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. The railroads and commuter rail authorities have said they cannot complete full implementation by the deadline, and the U.S. Congress has discussed extending it. An extension of the deadline could affect the rate of industry spending on this technology. Wabtec’s PTC revenue was about $194 million for the six months ended June 30, 2015.

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

Current conditions in these international markets vary based on general economic factors and specific freight rail and passenger transit drivers, as mentioned above. In its most recent quarterly data, the Office of Rail Regulation in the U.K. reported an increase in passenger ridership of 3.7% and a 1.1% increase in freight moved. In Germany, the government statistics bureau reported an increase of 0.6% for passenger rail and bus ridership in 2014, and a decrease in rail freight transport of 4.2% in the first quarter of 2015. Russian Railways announced a decrease of 5.6% in passenger ridership in the first five months of 2015 compared to the year-ago period, and it said freight tons loaded were 1.5% lower than the year-ago period. For its most recent reporting period, Indian Railways announced a 1.0% increase in freight loadings and a 3.8% decrease in passengers.

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

PROPOSED TRANSACTION

On July 27, 2015, the Company announced plans to acquire Faiveley Transport S.A., a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries.  Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of valued-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access & Mobility (passenger access systems and platform doors), and Brakes & Safety (braking systems and couplers).

The transaction, which is subject to various conditions, including labor group consultations and other regulatory requirements, has been structured in three steps:

•

Wabtec has made an irrevocable offer to the owners of approximately 51% of Faiveley Transport’s shares for a purchase price of €100 per share, payable 25% in cash and 75% in Wabtec preferred stock. The preferred stock will have a 1% annual dividend or, if greater, the annual dividend assuming full conversion into common shares, and must be converted after three years into Wabtec common shares at an implied ratio of one Faiveley Transport common share for 1.125 Wabtec common shares. Shareholders owning 51% of Faiveley Transport have entered into exclusive discussions with Wabtec.

•

Upon completion of required labor group consultations, Wabtec expects that the 51% shareholders will enter into a definitive share purchase agreement and Faiveley Transport will enter into an acquisition agreement with Wabtec.

•

Upon completing the share purchase, Wabtec will commence a tender offer for the remaining publicly traded Faiveley Transport shares. The public shareholders will have the option to elect to receive €100 per share in cash or Wabtec preferred stock.  The preferred stock portion of the consideration is subject to a cap of 75% of Faiveley Transport’s common shares.  Wabtec intends to delist Faiveley Transport from Euronext after the tender offer if minority interests represent less than 5%.

The total purchase price offered is about $1.8 billion, including assumed debt.  Wabtec plans to fund the cash portion of the transaction with cash on hand, existing credit facilities and potentially other debt financing.

The combination of Wabtec and Faiveley Transport would create one of the world’s largest public rail equipment companies, with revenues of about $4.5 billion and a presence in all key freight rail and passenger transit geographies worldwide.

RESULTS OF OPERATIONS

The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2015	2014	2015	2014
Net sales	$847,028	$731,068	$1,665,622	$1,426,317
Cost of sales	(579,264)	(506,410)	(1,142,503)	(992,090)
Gross profit	267,764	224,658	523,119	434,227
Selling, general and administrative expenses	(88,992)	(72,982)	(173,763)	(143,063)
Engineering expenses	(17,750)	(14,221)	(34,613)	(27,167)
Amortization expense	(5,162)	(5,132)	(10,463)	(9,828)
Total operating expenses	(111,904)	(92,335)	(218,839)	(180,058)
Income from operations	155,860	132,323	304,280	254,169
Interest expense, net	(4,041)	(4,525)	(8,347)	(8,975)
Other income (expense), net	(1,887)	243	(4,753)	226
Income from operations before income taxes	149,932	128,041	291,180	245,420
Income tax expense	(48,428)	(39,336)	(93,512)	(76,581)
Net income attributable to Wabtec shareholders	$101,504	$88,705	$197,668	$168,839

SECOND QUARTER 2015 COMPARED TO SECOND QUARTER 2014

The following table summarizes our results of operations for the periods indicated:

	Three months ended June 30,
			Percent
In thousands	2015	2014	Change
Freight Segment	$534,674	$411,502	29.9%
Transit Segment	312,354	319,566	(2.3%)
Net sales	847,028	731,068	15.9%
Income from operations	155,860	132,323	17.8%
Net income attributable to Wabtec shareholders	$101,504	$88,705	14.4%

The following table shows the major components of the change in sales in the second quarter of 2015 from the second quarter of 2014:

	Freight	Transit
In thousands	Segment	Segment	Total
Second Quarter 2014 Net Sales	$411,502	$319,566	$731,068
Acquisitions	40,347	42,189	82,536
Change in Sales by Product Line:
Specialty Products & Electronics	68,971	6,995	75,966
Brake Products	7,709	(1,935)	5,774
Remanufacturing, Overhaul & Build	25,385	(20,779)	4,606
Other Transit Products	-	(1,435)	(1,435)
Other	(5,460)	(754)	(6,214)
Foreign exchange	(13,780)	(31,493)	(45,273)
Second Quarter 2015 Net Sales	$534,674	$312,354	$847,028

Net sales for the three months ended June 30, 2015 increased by $116.0 million or 15.9% to $847.0 million from $731.1 million. The increase is due to sales from acquisitions of $82.5 million and $76.0 million for Specialty Products and Electronics sales from higher demand for freight original equipment products, aftermarket electronic and positive train control products. These increases were partially offset by unfavorable foreign exchange which decreased sales $45.3 million.

Freight Segment sales increased by $123.2 million, or 29.9%, primarily due to an increase of $69.0 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products, positive train control electronics, and aftermarket rail products, and $25.4 million for Remanufacturing, Overhaul and Build products due to higher sales for aftermarket freight locomotive rebuilds. Acquisitions increased sales by $40.3 million, while unfavorable foreign exchange decreased sales by $13.8 million.

Transit Segment sales decreased by $7.2 million, or 2.3%, primarily due to a decrease of $20.8 million for Remanufacturing, Overhaul & Build from lower demand for original transit locomotives primarily related to a multi-year project which was substantially completed in 2014 and unfavorable foreign exchange of $31.5 million.  These decreases were partially offset by $42.2 million of sales from acquisitions.

Cost of Sales and Gross Profit. The following table shows the major components of cost of sales for the periods indicated:

	Three months ended June 30, 2015
		Percentage of		Percentage of		Percentage of
In thousands	Freight	Sales	Transit	Sales	Total	Sales
Material	$222,501	41.6%	$132,014	42.3%	$354,515	41.9%
Labor	57,950	10.8%	38,824	12.4%	96,774	11.4%
Overhead	74,782	14.0%	44,308	14.2%	119,090	14.1%
Other/Warranty	1,557	0.3%	7,328	2.3%	8,885	1.0%
Total cost of sales	$356,790	66.7%	$222,474	71.2%	$579,264	68.4%

	Three months ended June 30, 2014
		Percentage of		Percentage of		Percentage of
In thousands	Freight	Sales	Transit	Sales	Total	Sales
Material	$172,874	42.0%	$141,028	44.1%	$313,902	42.9%
Labor	40,048	9.7%	40,137	12.6%	80,185	11.0%
Overhead	55,050	13.4%	47,434	14.8%	102,484	14.0%
Other/Warranty	1,212	0.3%	8,627	2.7%	9,839	1.3%
Total cost of sales	$269,184	65.4%	$237,226	74.2%	$506,410	69.3%

Cost of Sales increased by $72.9 million to $579.3 million in the second quarter of 2015 compared to $506.4 million in the same period of 2014. In the second quarter of 2015, cost of sales as a percentage of sales was 68.4% compared to 69.3% in the same period of 2014.  The decrease as a percentage of sales is due to lower raw material costs primarily due to lower original equipment transit locomotive sales which carry a higher raw material component partially offset by higher labor and overhead costs caused by higher engineering service sales which carry a higher labor component.

Freight Segment cost of sales increased 1.3% as a percentage of sales to 66.7% in the second quarter of 2015 from 65.4% in the second quarter of 2014 primarily due to higher labor and overhead costs caused by increased sales from engineering services which carry a higher labor and overhead component.  Transit Segment cost of sales decreased 3.0% as a percentage of sales to approximately 71% in the second quarter of 2015 from 74% in the second quarter of 2014.  The primary reason for the decrease is the reduction in raw material as a percentage of sales of 1.9% due to lower original equipment locomotive sales which have higher raw material content.

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $7.7 million in the second quarter of 2015 compared to $9.3 million in the second quarter of 2014.

Gross profit for the three months ended June 30, 2015 increased $43.1 million to $267.8 million from $224.7 million in the previous quarter and the gross profit margin increased 90 basis points to 31.6% from 30.7% at March 31, 2015. These increases are due to higher sales volume and the reasons discussed above.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Three months ended June 30,
		Percentage of		Percentage of
In thousands	2015	Sales	2014	Sales
Selling, general and administrative expenses	$88,992	10.5%	$72,982	10.0%
Engineering expenses	17,750	2.1%	14,221	1.9%
Amortization expense	5,162	0.6%	5,132	0.7%
Total operating expenses	$111,904	13.2%	$92,335	12.6%

Total operating expenses were 13.2% and 12.6% of sales for the second quarters of 2015 and 2014, respectively.  Selling, general, and administrative expenses increased $16.0 million, or 21.9%, primarily due to the higher sales volume and $10.4 million of additional expenses from acquisitions. Engineering expense increased by $3.5 million primarily due to acquisitions and increases related to new product development. Amortization expense of intangibles associated with acquisitions remained stable at $5.1 million or less than 1% of sales.

The following table shows our segment operating expense for the periods indicated:

	Three months ended June 30,
			Percent
In thousands	2015	2014	Change
Freight Segment	$52,482	$43,185	21.5%
Transit Segment	52,536	44,433	18.2%
Corporate	6,886	4,717	46.0%
Total operating expenses	$111,904	$92,335	21.2%

Freight Segment operating expenses increased $9.3 million, or 21.5%, in the second quarter of 2015 and was 9.8% of sales. The increase primarily relates to $3.0 million of incremental operating costs from acquisitions, an increase of $2.7 million related to higher incentive compensation and higher costs to support the higher sales volume.

Transit Segment operating expenses increased $8.1 million, or 18.2%, in the second quarter of 2015 and was 16.8% of sales.  The increase is primarily related to $7.3 million of incremental selling, general, and administrative expense and $1.3 million of incremental engineering expense related to acquisitions.

Income from operations Income from operations totaled $155.9 million or 18.4% of sales in the second quarter of 2015 compared to $132.3 million or 18.1% of sales in the same period of 2014. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Interest expense, net, decreased $0.5 million in the second quarter of 2015 compared to the same period of 2014 due to lower debt balances.

Income taxes The effective income tax rate was 32.3% and 30.7% for the second quarter of 2015 and 2014, respectively. The increase in the effective rate is primarily due to additional income earned in jurisdictions with higher statutory tax rates and higher state tax rates in the U.S.

Net income Net income for the second quarter of 2015 was $101.5 million or $1.04 per diluted share compared to $88.7 million or $0.91 per diluted share in the prior year quarter. The increase in net income is due to higher sales volume, partially offset by higher operating expenses discussed above.

FIRST SIX MONTHS OF 2015 COMPARED TO FIRST SIX MONTHS OF 2014

The following table summarizes our results of operations for the periods indicated:

	Six months ended June 30,
			Percent
In thousands	2015	2014	Change
Freight Segment	$1,046,561	$797,008	31.3%
Transit Segment	619,061	629,309	-1.6%
Net sales	1,665,622	1,426,317	16.8%
Income from operations	304,280	254,169	19.7%
Net income attributable to Wabtec shareholders	$197,668	$168,839	17.1%

The following table shows the major components of the change in sales in the first half of 2015 from the first half of 2014:

	Freight	Transit
In thousands	Segment	Segment	Total
First Six Months of 2014 Net Sales	$797,008	$629,309	$1,426,317
Acquisitions	72,759	102,026	174,785
Change in Sales by Product Line:
Specialty Products & Electronics	139,076	10,240	149,316
Brake Products	22,411	1,677	24,088
Remanufacturing, Overhaul & Build	38,287	(58,633)	(20,346)
Other Transit Products	-	(5,870)	(5,870)
Other	1,396	(951)	445
Foreign exchange	(24,376)	(58,737)	(83,113)
First Six Months of 2015 Net Sales	$1,046,561	$619,061	$1,665,622

Net sales for the six months ended June 30, 2015 increased by $239.3 million to $1,665.6 million from $1,426.3 million. The increase is primarily due to a $149.3 million increase for Specialty Products and Electronics sales from higher demand for freight original equipment products, aftermarket electronic and positive train control electronic products, and $24.1 million for Brake Products sales due to higher demand for original equipment brakes for freight customers.  Acquisitions increased sales $174.8 million and unfavorable foreign exchange decreased sales $83.1 million.

Freight Segment sales increased by $249.6 million, or 31%, primarily due to an increase of $139.1 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products, positive train control electronics, and aftermarket rail products, $38.3 million for Remanufacturing, Overhaul and Build products due to higher demand for aftermarket locomotive builds, and $22.4 million for Brake Products due to higher demand for original equipment brakes. Acquisitions increased sales by $72.8 million, while unfavorable foreign exchange decreased sales by $24.4 million.

Transit Segment sales decreased by $10.2 million, or 1.6%, due to a $58.6 million decrease in Remanufacturing, Overhaul and Build from lower demand for original transit locomotives primarily related to a multi-year project which was substantially completed in 2014 and a decrease of $58.7 million related to unfavorable foreign exchange.  These decreases were partially offset by $102.0 million in sales from acquisitions.

Cost of Sales and Gross Profit.

The following table shows the major components of cost of sales for the periods indicated:

	Six months ended June 30, 2015
		Percentage of		Percentage of		Percentage of
In thousands	Freight	Sales	Transit	Sales	Total	Sales
Material	$440,628	42.1%	$260,075	42.0%	$700,703	42.1%
Labor	112,535	10.8%	77,988	12.6%	190,523	11.4%
Overhead	142,131	13.6%	88,980	14.4%	231,111	13.9%
Other/Warranty	9,513	0.9%	10,653	1.7%	20,166	1.2%
Total cost of sales	$704,807	67.3%	$437,696	70.7%	$1,142,503	68.6%

	Six months ended June 30, 2014
		Percentage of		Percentage of		Percentage of
In thousands	Freight	Sales	Transit	Sales	Total	Sales
Material	$329,470	41.3%	$284,541	45.2%	$614,011	43.0%
Labor	80,104	10.1%	79,298	12.6%	159,402	11.2%
Overhead	107,266	13.5%	93,746	14.9%	201,012	14.1%
Other/Warranty	2,345	0.3%	15,320	2.4%	17,665	1.2%
Total cost of sales	$519,185	65.1%	$472,905	75.1%	$992,090	69.6%

Cost of Sales increased by $150.4 million to $1,142.5 million in the first six months of 2015 compared to $992.1 million in the same period of 2014. In the first six months of 2015, cost of sales as a percentage of sales was 68.6% compared to 69.6% in the same period of 2014. The decrease as a percentage of sales is due to lower material costs primarily due to lower original equipment transit locomotive sales which carry a higher raw material component partially offset by higher labor costs due to higher engineering services sales which carry a higher labor component.

Freight Segment cost of sales increased 2.2% as a percentage of sales to 67.3% in the first six months of 2015 from 65.1% in the first six months of 2014.  The increase is primarily due to higher labor and overhead costs caused by higher engineering services sales which carry a higher labor component.  Transit Segment cost of sales decreased 4.4% as a percentage of sales to 70.7% in the first six months of 2015 from 75.1% in the first six months of 2014.  The decrease is primarily due to lower raw material costs caused by lower original equipment locomotive sales which carry a higher raw material component.

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $14.0 million in the first six months of 2015 compared to $15.2 million in the first six months of 2014.

Gross profit for the six months ended June 30, 2015 increased $88.9 million to $523.1 million from $434.2 million and the gross profit margin increased 100 basis points to 31.4%.  These increases are due to higher sales volume and the reasons discussed above.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Six months ended June 30,
		Percentage of		Percentage of
In thousands	2015	Sales	2014	Sales
Selling, general and administrative expenses	$173,763	10.4%	$143,063	10.0%
Engineering expenses	34,613	2.1%	27,167	1.9%
Amortization expense	10,463	0.6%	9,828	0.7%
Total operating expenses	$218,839	13.1%	$180,058	12.6%

Total operating expenses were 13.1% of sales for the first six months of 2015 compared to 12.6% for the same period in the previous year, an increase of 50 basis points.  Selling, general, and administrative expenses increased $30.7 million, or 21.5%, primarily due to $21.6 million of additional expenses from acquisitions and $6.8 million for incentive and non-cash compensation expense. Engineering expense increased by $7.4 million primarily due to a $5.0 million increase related to new product development and $4.4 million related to acquisitions, partially offset by lower discretionary spending. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense increased $0.6 million, or 6.5%, due to amortization of intangibles associated with acquisitions.

The following table shows our segment operating expense for the periods indicated:

	Six months ended June 30,
			Percent
In thousands	2015	2014	Change
Freight Segment	$104,640	$86,240	21.3%
Transit Segment	102,740	84,498	21.6%
Corporate	11,458	9,320	22.9%
Total operating expenses	$218,838	$180,058	21.5%

Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Certain corporate costs are allocated to the Freight and Transit Segments based on segment revenues.

Freight Segment operating expenses increased $18.4 million, or 21.3%, in the first six months of 2015 and was 10.0% of sales. The increase primarily relates to $7.3 million of incremental selling, general and administrative expense and $0.2 million of incremental engineering expense from acquisitions, and an increase of $6.4 million in expenses allocated to the operating segments primarily in the form of increased incentive compensation expense.

Transit Segment operating expenses increased $18.2 million, or 21.6%, in the first six months of 2015 and was 16.6% of sales. The increase is primarily related to an increase of $14.3 million of incremental selling, general, and administrative expense and $1.3 million of incremental engineering expense from acquisitions,

Corporate non-allocated operating expenses increased $2.1 million in the first six months of 2015 compared to the same period of 2014.

Income from operations Income from operations totaled $304.3 million or 18.3% of sales in the first six months of 2015 compared to $254.2 million or 17.8% of sales in the same period of 2014. Income from operations increased due to higher sales volume, partially offset by higher operating expenses discussed above.

Interest expense, net Interest expense, net, decreased $0.6 million in the first six months of 2015 compared to the same period of 2014 due to lower debt balances.

Income taxes The effective income tax rate was 32.1% and 31.2% for the first six months of 2015 and 2014, respectively. The increase in the effective rate is primarily due to additional income earned in jurisdictions with higher statutory tax rates and higher state tax rates in the U.S.

Net income Net income for the first six months of 2015 was $197.7 million or $2.03 per diluted share compared to $168.8 million or $1.74 per diluted share in the prior year quarter. The increase in net income is due to higher sales volume, partially offset by a higher effective tax rate discussed above.

Liquidity and Capital Resources

Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Six Months Ended
	June 30,
In thousands	2015	2014
Cash provided by (used for):
Operating activities	$110,926	$137,659
Investing activities	(120,790)	(217,557)
Financing activities	(143,637)	24,585
(Decrease) increase in cash	$(161,005)	$(59,853)

Operating activities In the first six months of 2015 and 2014, cash provided by operations was $110.9 million and $137.7 million, respectively. In comparison to the first six months of 2014, cash provided by operations in 2015 decreased due to higher cash outflows compared to the prior year, partially offset by higher operating results. The major components of the higher cash outflows were as follows: an unfavorable change in accounts payable and accrued liabilities of $68.7 million and $23.2 million, respectively, both due to payment timing.  These cash outflows  were partially offset by a positive change in accounts receivable of $56.1 million driven by collections due to achieving certain project related milestones.

Investing activities In the first six months of 2015 and 2014, cash used in investing activities was $120.8 million and $217.6 million, respectively. The major components of the cash outflow in 2015 were $100.1 million in net cash paid for acquisitions and planned additions to property, plant and equipment of $20.1 million for continued investments in our facilities and manufacturing processes. This compares to $199.4 million in net cash paid for acquisitions and $18.4 million in property, plant, and equipment for investments in the first six months of 2014. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.

Financing activities In the first six months of 2015, cash used for financing activities was $143.6 million which included $174.3 million in proceeds from the revolving credit facility, $294.6 million in repayments of debt on the revolving credit facility, $14.6 million related to payment of income tax withholding on share based compensation, and $11.6 million of dividend payments. In the first six months of 2014, cash provided by for financing activities was $24.6 million, which included $266.9 million in proceeds from the revolving credit facility, $216.7 million in repayments of debt on the revolving credit facility, $4.4 million for the settlement of contingent purchase price obligations related to a prior year acquisition, $16.6 million for the repurchase of 222,200 shares of stock, and $7.7 million of dividend payments.

Company Stock Repurchase Plan

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200.0 million of the Company’s outstanding shares. During the first six months of 2015, the Company did not repurchase any shares, leaving $173.2 million under the authorization.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2013 Refinancing Credit Agreement, as well as the Notes currently outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2015, the Company has recognized a total liability of $12.6 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

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

Interest Rate Risk

In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 0% and 23% of total long-term debt at June 30, 2015 and December 31, 2014, respectively.  To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 6 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first six months of 2015, approximately 52% of Wabtec’s net sales were to customers in the United States, 11% in the United Kingdom, 7% in Canada, 6% in Mexico, 3% in Australia, 3% in Brazil, 3% in Germany, 3% in China, and 12% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES

Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2015. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200.0 million of the Company’s outstanding shares. During the first six months of 2015, the Company did not repurchase any shares, leaving $173.2 million under the authorization.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Senior Vice President Finance and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	July 30, 2015

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.