Form 10-Q
period 2015-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2015-10-29
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 033-90866
____________________________________
WESTINGHOUSE AIR BRAKE TECHNOLOGIES
CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	25-1615902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Air Brake Avenue Wilmerding, PA	15148
(Address of principal executive offices)	(Zip code)
412-825-1000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
____________________________________
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2015
Common Stock, $.01 par value per share	96,478,074 shares

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
September 30, 2015
FORM 10-Q

3

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In thousands, except shares and par value	September 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$208,241	$425,849
Accounts receivable	474,213	443,464
Unbilled accounts receivable	151,131	187,762
Inventories	517,486	510,949
Deposit in escrow	209,128	—
Deferred income taxes	46,025	43,953
Other	43,867	25,887
Total current assets	1,650,091	1,637,864
Property, plant and equipment	707,925	683,034
Accumulated depreciation	(356,691)	(343,923)
Property, plant and equipment, net	351,234	339,111
Other Assets
Goodwill	852,995	862,338
Other intangibles, net	436,991	422,811
Other noncurrent assets	34,771	41,717
Total other assets	1,324,757	1,326,866
Total Assets	$3,326,082	$3,303,841

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$319,225	$399,845
Customer deposits	106,889	111,797
Accrued compensation	71,478	70,857
Accrued warranty	72,693	68,031
Current portion of long-term debt	430	792
Other accrued liabilities	83,934	87,480
Total current liabilities	654,649	738,802
Long-term debt	450,589	520,403
Accrued postretirement and pension benefits	78,437	81,908
Deferred income taxes	113,758	112,915
Accrued warranty	22,257	19,818
Other long-term liabilities	20,951	21,697
Total liabilities	1,340,641	1,495,543
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 96,478,074 and 96,274,395 outstanding
at September 30, 2015 and December 31, 2014, respectively	1,323	1,323
Additional paid-in capital	463,151	448,531
Treasury stock, at cost, 35,871,460 and 36,075,139 shares, at
at September 30, 2015 and December 31, 2014, respectively	(409,792)	(392,262)
Retained earnings	2,186,673	1,909,136
Accumulated other comprehensive loss	(257,208)	(159,486)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	1,984,147	1,807,242
Non-controlling interest (minority interest)	1,294	1,056
Total shareholders’ equity	1,985,441	1,808,298
Total Liabilities and Shareholders’ Equity	$3,326,082	$3,303,841
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2015	2014	2015	2014

Net sales	$809,527	$797,271	$2,475,149	$2,223,588
Cost of sales	(552,458)	(549,813)	(1,694,961)	(1,541,903)
Gross profit	257,069	247,458	780,188	681,685
Selling, general and administrative expenses	(82,206)	(88,359)	(255,969)	(231,422)
Engineering expenses	(17,239)	(16,391)	(51,852)	(43,558)
Amortization expense	(5,546)	(6,731)	(16,009)	(16,559)
Total operating expenses	(104,991)	(111,481)	(323,830)	(291,539)
Income from operations	152,078	135,977	456,358	390,146
Other income and expenses
Interest expense, net	(4,351)	(4,594)	(12,698)	(13,569)
Other (expense) income, net	(2,937)	(154)	(7,690)	72
Income from operations before income taxes	144,790	131,229	435,970	376,649
Income tax expense	(45,609)	(41,074)	(139,121)	(117,655)
Net income attributable to Wabtec shareholders	$99,181	$90,155	$296,849	$258,994

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.03	$0.94	$3.08	$2.69
Diluted
Net income attributable to Wabtec shareholders	$1.02	$0.93	$3.05	$2.67

Weighted average shares outstanding
Basic	96,369	95,935	96,135	95,745
Diluted	97,368	97,004	97,162	96,834

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2015	2014	2015	2014

Net income attributable to Wabtec shareholders	$99,181	$90,155	$296,849	$258,994
Foreign currency translation loss	(48,474)	(60,964)	(100,323)	(52,876)
Unrealized (loss) gain on derivative contracts	(1,788)	1,153	(2,544)	560
Pension benefit plans and post-retirement benefit plans	2,586	2,553	5,586	4,335
Other comprehensive loss before tax	(47,676)	(57,258)	(97,281)	(47,981)
Income tax (expense) benefit related to components of
other comprehensive income (loss)	164	(1,067)	(441)	(1,448)
Other comprehensive loss, net of tax	(47,512)	(58,325)	(97,722)	(49,429)
Comprehensive income attributable to Wabtec shareholders	$51,669	$31,830	$199,127	$209,565

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended September 30,
In thousands, except per share data	2015	2014

Operating Activities
Net income attributable to Wabtec shareholders	$296,849	$258,994
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	48,167	44,977
Stock-based compensation expense	20,092	19,107
Loss on disposal of property, plant and equipment	1,804	114
Excess income tax benefits from exercise of stock options	(2,683)	(2,739)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(881)	(89,359)
Inventories	(15,847)	(33,958)
Accounts payable	(80,701)	40,971
Accrued income taxes	20,964	16,355
Accrued liabilities and customer deposits	(12,911)	8,342
Other assets and liabilities	(19,547)	(32,640)
Net cash provided by operating activities	255,306	230,164
Investing Activities
Purchase of property, plant and equipment	(33,079)	(30,977)
Proceeds from disposal of property, plant and equipment	354	340
Acquisitions of businesses, net of cash acquired	(100,108)	(299,661)
Deposit in escrow	(209,128)	—
Net cash used for investing activities	(341,961)	(330,298)
Financing Activities
Proceeds from debt	390,300	433,400
Payments of debt	(460,308)	(362,965)
Purchase of treasury stock	(22,336)	(26,757)
Proceeds from exercise of stock options and other benefit plans	2,708	3,044
Excess income tax benefits from exercise of stock options	2,683	2,739
Payment of income tax withholding on share-based compensation	(14,565)	—
Earn-out settlement	—	(4,429)
Cash dividends ($0.20 and $0.14 per share for the nine months
ended September 30, 2015 and 2014, respectively)	(19,315)	(13,471)
Net cash (used for) provided by financing activities	(120,833)	31,561
Effect of changes in currency exchange rates	(10,120)	(4,646)
Decrease in cash	(217,608)	(73,219)
Cash, beginning of period	425,849	285,760
Cash, end of period	$208,241	$212,541

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec”) is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In the first nine months of 2015, about 48% of the Company’s revenues came from customers outside the U.S.

2. PROPOSED TRANSACTION WITH FAIVELEY TRANSPORT S.A.
On July 27, 2015, the Company announced plans to acquire Faiveley Transport S.A. ("Faiveley Transport"), a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries.  Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of valued-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access & Mobility (passenger access systems and platform doors), and Brakes & Safety (braking systems and couplers).
The transaction has been structured in three steps:

•
Wabtec made an irrevocable offer to the owners of approximately 51% of Faiveley Transport’s shares for a purchase price of €100 per share, payable 25% in cash and 75% in Wabtec preferred stock.  The preferred stock will have a 1% annual dividend or, if greater, the annual dividend assuming full conversion into common shares, and must be converted after three years into Wabtec common shares at an implied ratio of one Faiveley Transport common share for 1.125 Wabtec common shares. Shareholders owning 51% of Faiveley Transport have entered into exclusive discussions with Wabtec.

•
Upon completion of required labor group consultations, on October 6, 2015 the 51% shareholders entered into a definitive share purchase agreement and Faiveley Transport entered into an acquisition agreement with Wabtec.

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

The total purchase price offered is about $1.8 billion, including assumed debt.  Wabtec plans to fund the cash portion of the transaction with cash on hand, existing credit facilities and potentially other debt financing.  Prior to September 30, 2015 Wabtec set aside $209.1 million as an escrow deposit for the Faiveley Transport purchase. The combination of Wabtec and Faiveley Transport would create one of the world’s largest public rail equipment companies, with revenues of about $4.5 billion and a presence in all key freight rail and passenger transit geographies worldwide.
Closing of the transaction is subject to various conditions, including completion of regulatory requirements. These steps are currently on-going and the timing of completion is unknown.

3. ACCOUNTING POLICIES
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
In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $151.1 million and $187.8 million, customer deposits were $106.9 million and $111.8 million, and provisions for loss contracts were $8.9 million and $7.1 million at September 30, 2015 and December 31, 2014, respectively.
Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $30.1 million and $24.9 million at September 30, 2015 and December 31, 2014, respectively.
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
To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company has entered into two forward starting interest rate swap agreements with notional values of $150.0 million. As of September 30, 2015, the Company has recorded a current liability of $5.8 million and a corresponding offset in accumulated other comprehensive loss of $3.5 million, net of tax, related to these agreements. For further information regarding the forward starting interest rate swap agreements, see Footnote 7.
Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the period. Foreign currency gains and losses resulting from transactions and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings.
Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. Net income attributable to non-controlling interests for the three and nine months ended September 30, 2015 and 2014 was not material.
Recent Accounting Pronouncements In April 2015, the FASB issued Accounting Standards Update No. 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset.  ASU 2015-3 will become effective for public companies during interim and annual reporting periods beginning after December 15,

2015.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact to the financial statements. The Company will make the required changes in the first quarter of 2016.
In May 2014, the FASB issued ASU no. 2014-9, “Revenue from Contract with Customers.”  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Board voted to propose that the standard would take effect for reporting periods beginning after December 15, 2017 and that early adoption would be allowed as of the original effective date. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.
The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2015 are as follows:

In thousands	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2014	$(94,450)	$(2,243)	$(62,793)	$(159,486)
Other comprehensive (loss) income before reclassifications	(100,323)	(2,503)	2,783	(100,043)
Amounts reclassified from accumulated other
comprehensive income	—	946	1,375	2,321
Net current period other comprehensive (loss) income	(100,323)	(1,557)	4,158	(97,722)
Balance at September 30, 2015	$(194,773)	$(3,800)	$(58,635)	$(257,208)
Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2015 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(522)	Cost of sales
Amortization of net loss	1,191	Cost of sales
	669	Income from Operations
	(211)	Income tax expense
	$458	Net income

Derivative contracts
Realized loss on derivative contracts	$467	Interest expense, net
	(147)	Income tax expense
	$320	Net income

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2015 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(1,565)	Cost of sales
Amortization of net loss	3,585	Cost of sales
	2,020	Income from Operations
	(645)	Income tax expense
	$1,375	Net income

Derivative contracts
Realized loss on derivative contracts	$1,390	Interest expense, net
	(444)	Income tax expense
	$946	Net income

4. ACQUISITIONS
The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•
On February 4, 2015, the Company acquired Railroad Controls L.P. (“RCL”), a provider of railway signal construction services, for a purchase price of approximately $76.4 million, net of cash acquired, resulting in preliminary goodwill of $12.8 million, none of which will be deductible for tax purposes.

•
On September 3, 2014, the Company acquired C2CE Pty Ltd. (“C2CE”), a provider of railway signal design services, for a purchase price of approximately $25.5 million, net of cash acquired, resulting in additional goodwill of $15.9 million, none of which will be deductible for tax purposes.

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•
On June 17, 2015, the Company acquired Metalocaucho (“MTC”), a manufacturer of transit products, primarily rubber components for suspension and vibration control systems, for a purchase price of approximately $23.4 million, net of cash acquired, resulting in preliminary goodwill of $12.1 million, none of which will be deductible for tax purposes.

•
On August 21, 2014, the Company acquired Dia-Frag (“Dia-Frag”), a manufacturer of friction products for various markets with a focus on motorcycle braking, for a purchase price of approximately $70.6 million, net of cash acquired, resulting in additional goodwill of $35.9 million, none of which will be deductible for tax purposes.

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

The acquisitions listed above include escrow deposits of $40.8 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

For the MTC and RCL acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the C2CE, Dia-Frag, and Fandstan acquisitions, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

	MTC	RCL	C2CE	Dia-Frag	Fandstan
In thousands	June 17, 2015	February 4, 2015	September 3, 2014	August 21, 2014	June 6, 2014
Current assets	$10,906	$16,445	$9,812	$12,158	$124,280
Property, plant & equipment	1,510	11,983	1,853	13,749	67,948
Goodwill	12,141	12,840	15,896	35,850	64,713
Other intangible assets	7,649	40,403	3,654	26,150	50,598
Other assets	114	—	—	66	216
Total assets acquired	32,320	81,671	31,215	87,973	307,755
Total liabilities assumed	(8,960)	(5,289)	(5,736)	(17,332)	(108,351)
Net assets acquired	$23,360	$76,382	$25,479	$70,641	$199,404
Of the $128.5 million of total acquired intangible assets, $95.2 million was assigned to customer relationships, $25.6 million was assigned to trade names, $2.1 million was assigned to non-compete agreements and $5.6 million was assigned to customer backlog. The trade names were determined to have an indefinite useful life, while the customer relationships’ average useful life is 20 years, and the non-compete useful life is five years.
The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2014:

In thousands	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net sales	$809,527	$835,231	$2,499,388	$2,358,518
Gross profit	257,069	260,669	787,198	726,388
Net income attributable to Wabtec shareholders	99,181	96,680	299,233	281,136
Diluted earnings per share
As Reported	$1.02	$0.93	$3.05	$2.67
Pro forma	$1.02	$0.99	$3.08	$2.89

5. INVENTORIES
The components of inventory, net of reserves, were:

In thousands	September 30, 2015	December 31, 2014
Raw materials	$188,326	$222,059
Work-in-progress	196,379	154,094
Finished goods	132,781	134,796
Total inventories	$517,486	$510,949

6. INTANGIBLES
The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2015 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2014	$515,067	$347,271	$862,338
Adjustment to preliminary purchase allocation	45	(4,140)	(4,095)
Acquisitions	12,840	12,141	24,981
Foreign currency impact	(9,006)	(21,223)	(30,229)
Balance at September 30, 2015	$518,946	$334,049	$852,995

As of September 30, 2015 and December 31, 2014, the Company’s trademarks had a net carrying amount of $167.6 million and $170.1 million, respectively, and the Company believes these intangibles have indefinite lives.
Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	September 30, 2015	December 31, 2014
Patents, non-compete and other intangibles, net of accumulated
amortization of $40,364 and $39,780	$12,002	$14,722
Customer relationships, net of accumulated amortization
of $67,285 and $56,684	257,384	237,983
Total	$269,386	$252,705
The weighted average remaining useful life of patents, customer relationships and intellectual property were 10 years, 16 years and 14 years, respectively. Amortization expense for intangible assets was $5.5 million and $16.0 million for the three and nine months ended September 30, 2015, and $6.7 million and $16.6 million for the three and nine months ended September 30, 2014.
Amortization expense for the five succeeding years is estimated to be as follows (in thousands):

Remainder of 2015	$6,070
2016	21,005
2017	19,826
2018	18,848
2019	18,405

7. LONG-TERM DEBT
Long-term debt consisted of the following:

In thousands	September 30, 2015	December 31, 2014
4.375% Senior Notes, due 2023	$250,000	$250,000
Revolving Credit Facility	200,000	270,000
Capital Leases	1,019	1,195
Total	451,019	521,195
Less - current portion	430	792
Long-term portion	$450,589	$520,403
2013 Refinancing Credit Agreement
On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the Company with an $800.0 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At September 30, 2015, the Company had available bank borrowing capacity, net of $27.1 million of letters of credit, of approximately $572.9 million, subject to certain financial covenant restrictions.
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

At September 30, 2015, the weighted average interest rate on the Company’s variable rate debt was 0.94%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. The Company is exposed to credit risk in the event of nonperformance by the counterparty. However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount. The counterparty is a large financial institution with an excellent credit rating and history of performance. The Company currently believes the risk of nonperformance is negligible.
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
The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended September 30,		Three Months Ended September 30,
In thousands, except percentages	2015	2014	2015	2014
Net periodic benefit cost
Service cost	95	54	506	659
Interest cost	479	488	1,801	2,271
Expected return on plan assets	(542)	(617)	(2,434)	(2,655)
Net amortization/deferrals	266	355	655	766
Net periodic benefit cost	298	280	528	1,041

	U.S.		International
	Nine Months Ended September 30,		Nine Months Ended September 30,
In thousands, except percentages	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$285	$250	$1,518	$1,511
Interest cost	1,437	1,552	5,391	5,936
Expected return on plan assets	(1,626)	(1,857)	(7,284)	(7,116)
Net amortization/deferrals	798	1,665	1,962	2,292
Net periodic benefit cost	$894	$1,610	$1,587	$2,623

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
The Company uses a December 31 measurement date for all post retirement plans.
The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended September 30,		Three Months Ended September 30,
In thousands, except percentages	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$2	$7	$11	$10
Interest cost	308	289	35	42
Net amortization/deferrals	(234)	(350)	(10)	(16)
Net periodic benefit (credit) cost	$76	$(54)	$36	$36

	U.S.		International
	Nine Months Ended September 30,		Nine Months Ended September 30,
In thousands, except percentages	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$6	$27	$33	$28
Interest cost	924	881	105	126
Net amortization/deferrals	(702)	(1,003)	(29)	(46)
Net periodic benefit (credit) cost	$228	$(95)	$109	$108

9. STOCK-BASED COMPENSATION
As of September 30, 2015, the Company maintains employee stock-based compensation plans for stock options, restricted stock, restricted units and incentive stock awards as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 3,800,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“the Directors Plan”). No awards may be made under the Directors Plan subsequent to October 31, 2016.
Stock-based compensation expense was $20.1 million and $19.1 million for the nine months ended September 30, 2015 and 2014, respectively. Included in stock-based compensation expense for the nine months ended September 30, 2015 is $1.7 million of expense related to stock options, $4.8 million related to restricted stock, $2.6 million related to restricted units, $10.2 million related to incentive stock awards and $0.8 million related to awards issued for Directors’ fees. At September 30, 2015, unamortized compensation expense related to stock options, restricted stock, restricted units and incentive stock awards expected to vest totaled $30.2 million and will be recognized over a weighted average period of 1.3 years.
Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2014	1,147,558	$28.33	5.5	$67,205
Granted	84,675	87.35		141
Exercised	(112,156)	26.10		7,057
Canceled	(8,751)	65.24		208
Outstanding at September 30, 2015	1,111,326	32.76	5.1	62,525
Exercisable at September 30, 2015	875,157	23.83	4.3	57,051
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
In addition, the Company has issued incentive stock awards to eligible employees that vest upon attainment of certain cumulative three year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock awards can vest and be awarded ranging from 0% to 200% of the initial incentive stock awards granted. The incentive stock awards included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2015, the Company estimates that it will achieve 121%, 132% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2015, 2016, and 2017, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock awards expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the restricted stock and incentive stock awards is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.
The following table summarizes the restricted stock and unit activity for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock awards activity for the 2011 Plan and the 2000 Plan with related information for the nine months ended September 30, 2015:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	438,543	791,608	$47.97
Granted	110,945	125,650	87.74
Vested	(182,776)	(433,932)	37.76
Adjustment for incentive stock awards expected to vest	—	61,654	57.60
Canceled	(9,284)	(6,196)	66.30
Outstanding at September 30, 2015	357,428	538,784	65.82

10. INCOME TAXES
The overall effective income tax rate was 31.5% and 31.9% for the three and nine months ended September 30, 2015, respectively, and 31.3% and 31.2% for the three and nine months ended September 30, 2014, respectively.  For the three and nine months ended September 30, 2015 the increase in the effective rate is primarily the result of a higher earnings mix in higher tax rate jurisdictions, partially offset by lower state income taxes.
As of September 30, 2015, the liability for income taxes associated with uncertain tax positions was $13.7 million, of which $5.5 million, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2014 the liability associated with uncertain tax positions was $12.6 million, of which $5.5 million, if recognized, would favorably affect the Company’s effective tax rate.
The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2015 the total accrued interest and penalties are $2.4 million and $1.7 million, respectively.  As of December 31, 2014 the total accrued interest and penalties were $1.9 million and $1.3 million, respectively.
At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $4.4 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.   The

Internal Revenue Service is currently auditing the 2012 tax year.  With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2011.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,
In thousands, except per share data	2015	2014
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$99,181	$90,155
Less: dividends declared - common shares and non-vested restricted stock	(7,735)	(5,780)
Undistributed earnings	91,446	84,375
Percentage allocated to common shareholders (1)	99.7%	99.6%
	91,172	84,038
Add: dividends declared - common shares	7,713	5,759
Numerator for basic and diluted earnings per common share	$98,885	$89,797
Denominator
Denominator for basic earnings per common share - weighted average shares	96,369	95,935
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	999	1,069
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	97,368	97,004
Net income per common share attributable to Wabtec shareholders
Basic	$1.03	$0.94
Diluted	$1.02	$0.93

(1) Basic weighted-average common shares outstanding	96,369	95,935
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	96,647	96,285
Percentage allocated to common shareholders	99.7%	99.6%

	Nine Months Ended September 30,
In thousands, except per share data	2015	2014
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$296,849	$258,994
Less: dividends declared - common shares and non-vested restricted stock	(19,315)	(13,471)
Undistributed earnings	277,534	245,523
Percentage allocated to common shareholders (1)	99.7%	99.6%
	276,701	244,541
Add: dividends declared - common shares	19,250	13,415
Numerator for basic and diluted earnings per common share	$295,951	$257,956
Denominator
Denominator for basic earnings per common share - weighted average shares	96,135	95,745
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	1,027	1,089
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	97,162	96,834
Net income per common share attributable to Wabtec shareholders
Basic	$3.08	$2.69
Diluted	$3.05	$2.67

(1) Basic weighted-average common shares outstanding	96,135	95,745
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	96,462	96,146
Percentage allocated to common shareholders	99.7%	99.6%
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

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Nine Months Ended September 30,
In thousands	2015	2014
Balance at December 31, 2014 and 2013 respectively	$87,849	$60,593
Warranty expense	21,615	22,104
Acquisitions	6,001	3,567
Warranty claim payments	(18,961)	(14,572)
Foreign currency impact/other	(1,554)	(980)
Balance at September 30, 2015 and 2014, respectively	$94,950	$70,712

13. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2015, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at September 30, 2015 Using
In thousands	Total Carrying Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$5,798	$—	$5,798	$—
Total	$5,798	$—	$5,798	$—
The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2014, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at December 31, 2014 Using
In thousands	Total Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$3,351	$—	$3,351	$—
Total	$3,351	$—	$3,351	$—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at September 30, 2015 and December 31, 2014. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes are considered Level 2 based on the fair value valuation hierarchy.

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	September 30, 2015		December 31, 2014
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swap agreement	$5,798	$5,798	$3,351	$3,351
4.375% Senior Notes	250,000	257,503	250,000	260,000
The fair value of the Company’s interest rate swap agreements and the 2013 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

14. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in Note 18 therein, filed on February 20, 2015. During the first nine months of 2015, there were no material changes to the information described in the Form 10-K.
The Company is also subject to litigation from time to time arising out of its operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in Note 18 therein, filed on February 20, 2015. During the first nine months of 2015, there were no material changes to the information described in the Form 10-K.

15. SEGMENT INFORMATION
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

Segment financial information for the three months ended September 30, 2015 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$507,173	$302,354	$—	$809,527
Intersegment sales/(elimination)	9,025	7,111	(16,136)	—
Total sales	$516,198	$309,465	$(16,136)	$809,527
Income (loss) from operations	$119,930	$38,772	$(6,624)	$152,078
Interest expense and other, net	—	—	(7,288)	(7,288)
Income (loss) from operations before income taxes	$119,930	$38,772	$(13,912)	$144,790
Segment financial information for the three months ended September 30, 2014 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$453,329	$343,942	$—	$797,271
Intersegment sales/(elimination)	9,781	1,822	(11,603)	—
Total sales	$463,110	$345,764	$(11,603)	$797,271
Income (loss) from operations	$102,182	$40,734	$(6,939)	$135,977
Interest expense and other, net	—	—	(4,748)	(4,748)
Income (loss) from operations before income taxes	$102,182	$40,734	$(11,687)	$131,229
Segment financial information for the nine months ended September 30, 2015 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,553,734	$921,415	$—	$2,475,149
Intersegment sales/(elimination)	26,982	8,227	(35,209)	—
Total sales	$1,580,716	$929,642	$(35,209)	$2,475,149
Income (loss) from operations	$356,731	$117,709	$(18,082)	$456,358
Interest expense and other, net	—	—	(20,388)	(20,388)
Income (loss) from operations before income taxes	$356,731	$117,709	$(38,470)	$435,970
Segment financial information for the nine months ended September 30, 2014 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,250,337	$973,251	$—	$2,223,588
Intersegment sales/(elimination)	27,074	6,096	(33,170)	—
Total sales	$1,277,411	$979,347	$(33,170)	$2,223,588
Income (loss) from operations	$294,396	$112,009	$(16,259)	$390,146
Interest expense and other, net	—	—	(13,497)	(13,497)
Income (loss) from operations before income taxes	$294,396	$112,009	$(29,756)	$376,649

Sales by product are as follows:

	Three Months Ended September 30,
In thousands	2015	2014
Specialty Products & Electronics	$433,260	$390,038
Brake Products	148,552	142,620
Remanufacturing, Overhaul & Build	146,424	170,826
Other Transit Products	45,547	51,607
Other	35,744	42,180
Total sales	$809,527	$797,271

	Nine Months Ended September 30,
In thousands	2015	2014
Specialty Products & Electronics	$1,307,089	$980,897
Brake Products	472,855	487,095
Remanufacturing, Overhaul & Build	437,101	474,444
Other Transit Products	143,214	155,144
Other	114,890	126,008
Total sales	$2,475,149	$2,223,588

16. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	2015	2014
Foreign currency (loss)	$(3,058)	$(455)	$(6,993)	$(554)
Other miscellaneous income (expense)	121	301	(697)	626
Total other (expense) income, net	$(2,937)	$(154)	$(7,690)	$72

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In the first nine months of 2015, about 48% of the Company’s revenues came from customers outside the U.S.
Management Review and Future Outlook
Wabtec’s long-term financial goals are to generate cash flow from operations in excess of net income, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls and implementation of the Wabtec Performance System, and increase revenues through a focused growth strategy, including global and market expansion, new products and technologies, aftermarket products and services and acquisitions. In addition, management evaluates the Company’s current operational performance through measures such as quality and on-time delivery.
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
In North America, the Association of American Railroads (AAR) compiles freight rail industry statistics such as carloadings, generally referred to as “rail traffic,” and the Railway Supply Institute (RSI) releases data on freight car orders, deliveries, and backlog. Through the third quarter of 2015, rail traffic in North America was about the same as in 2014, including a 3.5% increase in intermodal traffic. According to the RSI, at the end of the third quarter of 2015, the industry multi-year backlog of freight cars on order was about 123,000, slightly lower than at the end of the second quarter. In 2015, we expect deliveries of new locomotives to be lower and deliveries of new freight cars to be higher than in 2014. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.
The American Public Transportation Association (APTA) provides quarterly transit ridership statistics for the U.S. and Canada. In the first quarter of 2015 ridership was flat. In 2012, the U.S. Congress passed a new, two-year transportation funding bill, which maintained transit spending at about the same level, about $10.7 billion, as in prior years. Subsequent extensions to the bill continued to fund transit spending at about the same level. The Company expects deliveries of new subway cars to increase in 2015, while bus deliveries are expected to be about the same compared to 2014.
In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of Positive Train Control ("PTC") technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the December 31, 2015 deadline set in the rail safety bill. The railroads and commuter rail authorities have said they cannot complete full implementation by the deadline, and the U.S. Congress is considering an extension. An extension of the deadline could affect the rate of industry spending on this technology. Wabtec’s PTC revenue was about $290 million for the nine months ended September 30, 2015.

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
Current conditions in these international markets vary based on general economic factors and specific freight rail and passenger transit drivers, as mentioned above. In its most recent quarterly data, the Office of Rail Regulation in the U.K. reported an increase in passenger ridership of 4.7% and an 18% decrease in freight moved. In Germany, the government statistics bureau reported an increase of 0.1% for passenger rail and bus ridership, and a decrease in rail freight transport of 3.0% in the first half of 2015. Russian Railways announced a decrease of 4.7% in passenger ridership in the first eight months of 2015 compared to the year-ago period, and it said freight tons loaded were 1.4% lower than the year-ago period.
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

PROPOSED TRANSACTION WITH FAIVELEY TRANSPORT S.A.
On July 27, 2015, the Company announced plans to acquire Faiveley Transport S.A. ("Faiveley Transport"), a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries.  Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of valued-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access & Mobility (passenger access systems and platform doors), and Brakes & Safety (braking systems and couplers).
The transaction has been structured in three steps:

•
Wabtec made an irrevocable offer to the owners of approximately 51% of Faiveley Transport’s shares for a purchase price of €100 per share, payable 25% in cash and 75% in Wabtec preferred stock.  The preferred stock will have a 1% annual dividend or, if greater, the annual dividend assuming full conversion into common shares, and must be converted after three years into Wabtec common shares at an implied ratio of one Faiveley Transport common share for 1.125 Wabtec common shares. Shareholders owning 51% of Faiveley Transport have entered into exclusive discussions with Wabtec.

•
Upon completion of required labor group consultations, on October 6, 2015 the 51% shareholders entered into a definitive share purchase agreement and Faiveley Transport entered into an acquisition agreement with Wabtec.

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

The total purchase price offered is about $1.8 billion, including assumed debt.  Wabtec plans to fund the cash portion of the transaction with cash on hand, existing credit facilities and potentially other debt financing.  Prior to September 30, 2015, Wabtec set aside $209.1 million as an escrow deposit for the Faiveley Transport purchase. The combination of Wabtec and Faiveley Transport would create one of the world’s largest public rail equipment companies, with revenues of about $4.5 billion and a presence in all key freight rail and passenger transit geographies worldwide.
Closing of the transaction is subject to various conditions, including completion of regulatory requirements. These steps are currently on-going and the timinig of completion is unknown.

RESULTS OF OPERATIONS
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Net sales	$809,527	$797,271	$2,475,149	$2,223,588
Cost of sales	(552,458)	(549,813)	(1,694,961)	(1,541,903)
Gross profit	257,069	247,458	780,188	681,685
Selling, general and administrative expenses	(82,206)	(88,359)	(255,969)	(231,422)
Engineering expenses	(17,239)	(16,391)	(51,852)	(43,558)
Amortization expense	(5,546)	(6,731)	(16,009)	(16,559)
Total operating expenses	(104,991)	(111,481)	(323,830)	(291,539)
Income from operations	152,078	135,977	456,358	390,146
Interest expense, net	(4,351)	(4,594)	(12,698)	(13,569)
Other income (expense), net	(2,937)	(154)	(7,690)	72
Income from operations before income taxes	144,790	131,229	435,970	376,649
Income tax expense	(45,609)	(41,074)	(139,121)	(117,655)
Net income attributable to Wabtec shareholders	$99,181	$90,155	$296,849	$258,994
THIRD QUARTER 2015 COMPARED TO THIRD QUARTER 2014
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
In thousands	2015	2014	Percent Change
Freight Segment	$507,173	$453,329	11.9%
Transit Segment	302,354	343,942	(12.1)%
Net sales	809,527	797,271	1.5%
Income from operations	152,078	135,977	11.8%
Net income attributable to Wabtec shareholders	$99,181	$90,155	10.0%
The following table shows the major components of the change in sales in the third quarter of 2015 from the third quarter of 2014:

In thousands	Freight Segment	Transit Segment	Total
Third Quarter 2014 Net Sales	$453,329	$343,942	$797,271
Acquisitions	34,009	8,740	42,749
Change in Sales by Product Line:
Specialty Products & Electronics	23,588	32	23,620
Brake Products	(1,326)	(15,027)	(16,353)
Remanufacturing, Overhaul & Build	21,214	(6,195)	15,019
Other Transit Products	—	(5,687)	(5,687)
Other	(9,454)	1,167	(8,287)
Foreign exchange	(14,187)	(24,618)	(38,805)
Third Quarter 2015 Net Sales	$507,173	$302,354	$809,527

Net sales for the three months ended September 30, 2015 increased by $12.2 million or 1.5% to $809.5 million from $797.3 million. The increase is primarily due to sales from acquisitions of $42.7 million, $23.6 million for Specialty Products and Electronics sales from higher demand for freight original equipment products, aftermarket electronic and PTC products, and $15.0 million for Remanufacturing, Overhaul & Build sales from higher demand for aftermarket freight locomotive rebuilds. These increases were partially offset by unfavorable foreign exchange rates which decreased sales $38.8 million and a decrease in sales from Brake Products of $16.4 million due to lower demand for original equipment and aftermarket braking equipment.
Freight Segment sales increased by $53.8 million, or 11.9%, primarily due to an increase of $23.6 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products, PTC electronics, and aftermarket rail products, and $21.2 million for Remanufacturing, Overhaul and Build products due to higher sales for aftermarket freight locomotive rebuilds. Acquisitions increased sales by $34.0 million, while unfavorable foreign exchange decreased sales by $14.2 million.
Transit Segment sales decreased by $41.6 million, or 12.1%, primarily due to unfavorable foreign exchange rates of $24.6 million and a decrease of $15.0 million for Brake Products from lower demand for braking products in Europe and braking systems in the U.S.  These decreases were partially offset by $8.7 million of sales from acquisitions.
Cost of Sales and Gross Profit. The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended September 30, 2015
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$212,341	41.9%	$125,387	41.5%	$337,728	41.7%
Labor	53,111	10.5%	38,080	12.6%	91,191	11.3%
Overhead	71,948	14.2%	43,227	14.3%	115,175	14.2%
Other/Warranty	22	0.0%	8,342	2.8%	8,364	1.0%
Total cost of sales	$337,422	66.6%	$215,036	71.2%	$552,458	68.2%

	Three Months Ended September 30, 2014
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$189,607	41.8%	$149,704	43.5%	$339,311	42.6%
Labor	49,593	10.9%	42,471	12.3%	92,064	11.5%
Overhead	58,758	13.0%	51,664	15.0%	110,422	13.8%
Other/Warranty	3,832	0.8%	4,184	1.2%	8,016	1.0%
Total cost of sales	$301,790	66.5%	$248,023	72.0%	$549,813	68.9%
Cost of Sales increased by $2.7 million to $552.5 million in the third quarter of 2015 compared to $549.8 million in the same period of 2014. In the third quarter of 2015, cost of sales as a percentage of sales was 68.2% compared to 68.9% in the same period of 2014.  The decrease as a percentage of sales is due to lower raw material costs primarily due to reduced demand for original equipment and aftermarket braking products which carry a higher raw material component.
Freight Segment cost of sales remained consistent as a percentage of sales in the third quarter of 2015 compared to the third quarter of 2014. Transit Segment cost of sales decreased 0.8% as a percentage of sales to approximately 71.2% in the third quarter of 2015 from 72.0% in the third quarter of 2014.  The primary reason for the decrease is a 2.0% reduction in raw material as a percentage of sales due to lower original equipment and aftermarket braking products which have higher raw material content.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $7.6 million in the third quarter of 2015 compared to $6.6 million in the third quarter of 2014.

Gross profit for the three months ended September 30, 2015 increased $9.6 million to $257.1 million from $247.5 million in the previous year's quarter and the gross profit margin increased 80 basis points to 31.8% from 31.0% at September 30, 2014. These increases are due to higher sales volume, favorable sales mix, and the reasons discussed above.
Operating expenses The following table shows our operating expenses for the periods indicated:

	Three Months Ended September 30,
In thousands	2015	Percentage of Sales	2014	Percentage of Sales
Selling, general and administrative expenses	$82,206	10.2%	$88,359	11.1%
Engineering expenses	17,239	2.1%	16,391	2.1%
Amortization expense	5,546	0.7%	6,731	0.8%
Total operating expenses	$104,991	13.0%	$111,481	14.0%
Total operating expenses were 13.0% and 14.0% of sales for the third quarters of 2015 and 2014, respectively.  Selling, general, and administrative expenses decreased $6.2 million, or 7.0%, primarily due to lower benefit and incentive compensation, initiatives to reduce costs, and foreign exchange rates. Engineering expense remained consistent period over period at 2.1% as a percentage of sales. Amortization expense of intangibles associated with acquisitions decreased $1.2 million from the third quarter of 2014 to the third quarter of 2015 due to one-time acquisition related charges in 2014.
The following table shows our segment operating expense for the periods indicated:

	Three Months Ended September 30,
In thousands	2015	2014	Percent Change
Freight Segment	$49,375	$49,462	(0.2)%
Transit Segment	48,993	55,080	(11.1)%
Corporate	6,623	6,939	(4.6)%
Total operating expenses	104,991	111,481	(5.8)%
Freight Segment operating expenses remained consistent period over period, however, decreased as a percentage of sales to 9.7% from 10.9%. This decrease relates primarily to lower benefit and compensation expense. Transit Segment operating expenses decreased 11.1% from the third quarter of 2014 to the third quarter of 2015 largely due to foreign exchange. Transit Segment operating expenses as a percentage of sales stayed consistent at 16.0% of sales.
Income from operations Income from operations totaled $152.1 million or 18.8% of sales in the third quarter of 2015 compared to $136.0 million or 17.1% of sales in the same period of 2014. Income from operations increased due to higher sales volume coupled with lower operating expenses as discussed above.
Interest expense, net Interest expense, net, remained consistent at roughly $4.5 million for both the third quarter of 2015 and the third quarter of 2014.
Other (expense)/income, net Other (Expense)/Income, net, increased primarily due to $2.8 million due to currency losses.
Income taxes The effective income tax rate was 31.5% and 31.3% for the third quarter of 2015 and 2014, respectively. The increase in the effective rate is primarily the result of a higher earnings mix in higher tax rate jurisdictions.
Net income Net income for the third quarter of 2015 was $99.2 million or $1.02 per diluted share compared to $90.2 million or $0.93 per diluted share in the prior year quarter. The increase in net income is due to higher income from operations partially offset by a higher effective tax rate discussed above.

FIRST NINE MONTHS OF 2015 COMPARED TO FIRST NINE MONTHS OF 2014
The following table summarizes our results of operations for the periods indicated:

	Nine months ended September 30,
In thousands	2015	2014	Percent Change
Freight Segment	$1,553,734	$1,250,337	24.3%
Transit Segment	921,415	973,251	(5.3)%
Net sales	2,475,149	2,223,588	11.3%
Income from operations	456,358	390,146	17.0%
Net income attributable to Wabtec shareholders	$296,849	$258,994	14.6%
The following table shows the major components of the change in sales in the first nine months of 2015 from the first nine months of 2014:

In thousands	Freight Segment	Transit Segment	Total
First Nine Months of 2014 Net Sales	$1,250,337	$973,251	$2,223,588
Acquisitions	106,768	110,766	217,534
Change in Sales by Product Line:
Specialty Products & Electronics	162,699	10,238	172,937
Brake Products	21,050	(13,549)	7,501
Remanufacturing, Overhaul & Build	59,501	(64,889)	(5,388)
Other Transit Products	—	(11,930)	(11,930)
Other	(7,513)	338	(7,175)
Foreign exchange	(39,108)	(82,810)	(121,918)
First Nine Months of 2015 Net Sales	$1,553,734	$921,415	$2,475,149
Net sales for the nine months ended September 30, 2015 increased by $251.5 million to $2,475.1 million from $2,223.6 million. The increase is primarily due to a $172.9 million increase for Specialty Products and Electronics sales from higher demand for freight original equipment products, aftermarket electronic and PTC electronic products. Acquisitions increased sales $217.5 million and unfavorable foreign exchange decreased sales $121.9 million.
Freight Segment sales increased by $303.4 million, or 24.3%, primarily due to an increase of $162.7 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products, PTC electronics, and aftermarket rail products, $59.5 million for Remanufacturing, Overhaul and Build products due to higher demand for aftermarket locomotive builds, and $21.1 million for Brake Products due to higher demand for original equipment brakes. Acquisitions increased sales by $106.8 million, while unfavorable foreign exchange decreased sales by $39.1 million.
Transit Segment sales decreased by $51.8 million, or 5.3%, due to a $64.9 million decrease in Remanufacturing, Overhaul and Build from lower demand for original transit locomotives primarily related to a multi-year project which was substantially completed in 2014 and a decrease of $82.8 million related to unfavorable foreign exchange.  These decreases were partially offset by $110.8 million in sales from acquisitions.

Cost of Sales and Gross Profit.
The following table shows the major components of cost of sales for the periods indicated:

	Nine months ended September 30, 2015
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$652,858	42.0%	$385,895	41.9%	$1,038,753	42.0%
Labor	165,553	10.7%	115,870	12.6%	281,423	11.4%
Overhead	214,178	13.8%	131,932	14.3%	346,110	14.0%
Other/Warranty	9,638	0.6%	19,037	2.1%	28,675	1.2%
Total cost of sales	$1,042,227	67.1%	$652,734	70.9%	$1,694,961	68.6%

	Nine months ended September 30, 2014
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$521,322	41.7%	$435,558	44.8%	$956,880	43.0%
Labor	130,871	10.5%	121,831	12.5%	252,702	11.4%
Overhead	165,930	13.3%	145,250	14.9%	311,180	14.0%
Other/Warranty	2,207	0.2%	18,934	1.9%	21,141	1.0%
Total cost of sales	$820,330	65.7%	$721,573	74.1%	$1,541,903	69.4%
Cost of Sales increased by $153.1 million to $1,695.0 million in the first nine months of 2015 compared to $1,541.9 million in the same period of 2014. In the first nine months of 2015, cost of sales as a percentage of sales was 68.6% compared to 69.4% in the same period of 2014. The decrease as a percentage of sales is due to lower material costs primarily due to lower original equipment transit locomotive sales which carry a higher raw material component.
Freight Segment cost of sales increased 1.4% as a percentage of sales to 67.1% in the first nine months of 2015 from 65.7% in the first nine months of 2014.  The increase is primarily due to higher material and overhead costs caused by higher aftermarket freight locomotive sales and original equipment products which carry a higher material component.
Transit Segment cost of sales decreased 3.2% as a percentage of sales to 70.9% in the first nine months of 2015 from 74.1% in the first nine months of 2014.  The decrease is primarily due to lower raw material costs caused by lower original equipment locomotive sales and lower original equipment and aftermarket brake product sales which carry a higher raw material component.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $21.6 million in the first nine months of 2015 compared to $22.1 million in the first nine months of 2014.
Gross profit for the nine months ended September 30, 2015 increased $98.5 million to $780.2 million from $681.7 million and the gross profit margin increased 80 basis points to 31.5%.  These increases are due to higher sales volume, favorable sales mix, and the reasons discussed above.
Operating expenses The following table shows our operating expenses for the periods indicated:

	Nine months ended September 30,
In thousands	2015	Percentage of Sales	2014	Percentage of Sales
Selling, general and administrative expenses	$255,969	10.3%	$231,422	10.4%
Engineering expenses	51,852	2.1%	43,558	2.0%
Amortization expense	16,009	0.6%	16,559	0.7%
Total operating expenses	$323,830	13.0%	$291,539	13.1%

Total operating expenses were 13.0% of sales for the first nine months of 2015 compared to 13.1% for the same period in the previous year.  Selling, general, and administrative expenses increased $24.5 million, or 10.6%, primarily due to $22.4 million of additional expenses from acquisitions. Engineering expense increased by $8.3 million primarily due to a $5.4 million increase related to new product development and $2.8 million related to acquisitions, partially offset by lower discretionary spending. Costs related to engineering for specific customer contracts are included in cost of sales. Amortization expense decreased $0.6 million or 3.3%, due to one-time amortization charges taken in 2014 for acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Nine months ended September 30,
In thousands	2015	2014	Percent Change
Freight Segment	$154,015	$135,703	13.5%
Transit Segment	151,733	139,578	8.7%
Corporate	18,082	16,258	11.2%
Total operating expenses	$323,830	$291,539	11.1%
Segment operating expenses consist of specific segment costs such as, sales and marketing, information technology, insurance, and audit and tax fees, allocated corporate costs, and other segment specific discrete charges. Certain corporate costs are allocated to the Freight and Transit Segments based on segment revenues.
Freight Segment operating expenses increased $18.3 million, or 13.5%, in the first nine months of 2015 and were 9.9% of sales. The increase primarily relates to $6.5 million of incremental selling, general and administrative expense and $0.5 million of incremental engineering expense from acquisitions, and an increase of $5.2 million in expenses allocated to the operating segments primarily related to business development activities.
Transit Segment operating expenses increased $12.2 million, or 8.7%, in the first nine months of 2015 and was 8.7% of sales. The increase is primarily related to incremental selling, general, and administrative expense and incremental engineering expense from acquisitions.
Corporate non-allocated operating expenses increased $1.8 million in the first nine months of 2015 compared to the same period of 2014.
Income from operations Income from operations totaled $436.0 million or 18.4% of sales in the first nine months of 2015 compared to $390.1 million or 17.5% of sales in the same period of 2014. Income from operations increased due to higher sales volume and as a percentage of sales, income from operations has increased due to the reasons discussed above.
Interest expense, net Interest expense, net, decreased $0.9 million in the first nine months of 2015 compared to the same period of 2014 due to lower debt balances.
Other (expense)/income, net Other (Expense)/Income, net, increased $7.8 million primarily due to currency losses.
Income taxes The effective income tax rate was 31.9% and 31.2% for the first nine months of 2015 and 2014, respectively. The increase in the effective rate is primarily due to a higher earnings mix in higher tax jurisdictions.
Net income Net income for the first nine months of 2015 was $296.8 million or $3.05 per diluted share compared to $259.0 million or $2.67 per diluted share in the first nine months of 2014. The increase in net income is due to higher income from operations, partially offset by a higher effective tax rate discussed above.
Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine Months Ended September 30,
In thousands	2015	2014
Cash provided by (used for):
Operating activities	$255,306	$230,164
Investing activities	(341,961)	(330,298)
Financing activities	(120,833)	31,561
(Decrease) in cash	$(217,608)	$(73,219)
Operating activities In the first nine months of 2015 and 2014, cash provided by operations was $255.3 million and $230.2 million, respectively. In comparison to the first nine months of 2014, cash provided by operations in 2015 increased due to higher operating results, partially offset by unfavorable working capital requirements. The unfavorable working capital requirements primarily related to an unfavorable change in accounts payable and accrued liabilities of $121.7 million and $21.3 million, respectively. These cash outflows were partially offset by a favorable change in accounts receivable of $88.5 million driven by collections due to achieving certain project related milestones and a favorable change in inventory of $18.1 million due to successful efforts to control the amount of inventory on hand.
Investing activities In the first nine months of 2015 and 2014, cash used in investing activities was $342.0 million and $330.3 million, respectively. The major components of the cash outflow in 2015 were $100.1 million in net cash paid for acquisitions, planned additions to property, plant and equipment of $33.1 million for continued investments in our facilities and manufacturing processes, and $209.1 million for an escrow deposit related to the proposed Faiveley Transport transaction. Refer to Note 2 of the "Notes to Condensed Consolidated Financial Statements" for further information on this subject. This compares to $299.7 million in net cash paid for acquisitions and $31.0 million in property, plant, and equipment for investments in the first nine months of 2014. Refer to Note 4 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first nine months of 2015, cash used for financing activities was $120.8 million which included $390.3 million in proceeds from the revolving credit facility, $460.3 million in repayments of debt on the revolving credit facility, $19.3 million of dividend payments, $22.3 million for the repurchase of 237,027 shares of stock, and $14.6 million related to payment of income tax withholding on share based compensation. In the first nine months of 2014, cash provided by for financing activities was $31.6 million, which included $433.4 million in proceeds from the revolving credit facility, $363.0 million in repayments of debt on the revolving credit facility, $4.4 million for the settlement of contingent purchase price obligations related to a prior year acquisition, $26.8 million for the repurchase of 346,800 shares of stock, and $13.5 million of dividend payments.
Company Stock Repurchase Plan
On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200.0 million of the Company’s outstanding shares. During the first nine months of 2015, the Company repurchased 237,027 shares, leaving $151.0 million under the authorization.
The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2013 Refinancing Credit Agreement, as well as the 2013 Notes currently outstanding.
Contractual Obligations and Off-Balance Sheet Arrangements
As of September 30, 2015, the Company has recognized a total liability of $13.7 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.
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
These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:
Economic and industry conditions

•	prolonged unfavorable economic and industry conditions in the markets served by us, including North America, South America, Europe, Australia, Asia and South Africa;

•	decline in demand for freight cars, locomotives, passenger transit cars, buses, power generation equipment and related products and services;

•	reliance on major original equipment manufacturer customers;

•	original equipment manufacturers’ program delays;

•	demand for services in the freight and passenger rail industry;

•	demand for our products and services;

•	orders either being delayed, cancelled, not returning to historical levels, or reduced or any combination of the foregoing;

•	consolidations in the rail industry;

•	continued outsourcing by our customers; industry demand for faster and more efficient braking equipment;

•	fluctuations in interest rates and foreign currency exchange rates; or

•	availability of credit.
Operating factors

•	supply disruptions;

•	technical difficulties;

•	changes in operating conditions and costs;

•	increases in raw material costs;

•	successful introduction of new products;

•	performance under material long-term contracts;

•	labor relations;

•	completion and integration of acquisitions; or

•	the development and use of new technology.
Competitive factors

•	the actions of competitors.
Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations, including those related to PTC;

•	federal and state income tax legislation;

•
the outcome of our existing or any future legal proceedings, including litigation involving our principal customers and any litigation with respect to environmental, asbestos-related matters and pension liabilities; or

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
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 11% and 23% of total long-term debt at September 30, 2015 and December 31, 2014, respectively.  To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 6 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2015, approximately 52% of Wabtec’s net sales were to customers in the United States, 11% in the United Kingdom, 6% in Canada, 6% in Mexico, 3% in Australia, 3% in Brazil, 3% in Germany, 3% in China, and 13% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2015. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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
On December 11, 2013, the Board of Directors amended its stock repurchase authorization to $200.0 million of the Company’s outstanding shares. During the first nine months of 2015, the Company repurchased 237,027 shares, leaving $151.0 million under the authorization.
The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2013 Refinancing Credit Agreement, as well as the 2013 Notes currently outstanding.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Senior Vice President Finance and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	October 29, 2015

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.