Form 10-K
period 2015-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2016-02-19
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
The registrant estimates that as of June 30, 2015, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $8.8 billion based on the closing price on the New York Stock Exchange for such stock.
As of February 16, 2016, 91,930,671 shares of Common Stock of the registrant were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 11, 2016 are incorporated by reference into Part III of this Form 10-K.

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
Today, Wabtec is one of the world’s largest providers of value-added, technology-based equipment and services for the global rail industry. We believe we hold approximately a 50% market share in North America for our primary braking-related equipment and a leading position in North America for most of our other product lines. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on virtually all U.S. locomotives, freight cars, subway cars and buses, and on many of these vehicles around the world. In 2015, the Company had sales of approximately $3.3 billion and net income of about $398.6 million. In 2015, sales of aftermarket parts and services represented about 62% of total sales, while sales to customers outside of the U.S. accounted for about 47% of total sales.
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
By using various industry publications and market studies, we estimate that the global installed base of locomotives is about 110,000 units, with about 35% in Asia-Pacific, about 25% in Russia-CIS (Commonwealth of Independent States) and about 20% in North America.  We estimate the global installed base of freight cars is about 5.2 million units, with about 30% each in Russia-CIS and North America, and about 20% in Asia-Pacific.  We estimate the global installed base of transit cars is about 330,000 units, with about 55% in Asia-Pacific, about 20% in Europe and about 10% in Russia.
In North America, railroads carry about 40% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. They are an integral part of the continent’s economy and transportation system, serving nearly every industrial, wholesale and retail sector. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. The railroads carry a wide variety of commodities and goods, including coal, metals, minerals, chemicals, grain, and petroleum.  These commodities represent about 55% of total rail carloadings, with intermodal carloads accounting for the rest. Intermodal traffic—the movement of trailers or containers by rail in combination with another mode of transportation—has been the railroads’ fastest-growing market segment in the past 10 years. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits. Demand for our freight related products and services in North America is driven by a number of factors, including rail traffic, and production of new locomotives and new freight cars.  In 2015, the Association of American Railroads (“AAR”) reported total carloads decreased 2.2%, as a 2.1% increase in intermodal traffic was more than offset by a 5.8% decrease in commodities carloads. Generally, a decrease in carloads reflects a slowing economy.  Deliveries of new locomotives were about 1,200 units in 2015, compared to about 1,500 in 2014, and the average of about 1,200 in the past 10 years.  Deliveries of new freight cars were about 82,000 units in 2015, compared to about 67,000 in 2014 and the average of about 50,000 in the past 10 years.

In the U.S., the passenger transit industry is dependent largely on funding from federal, state and local governments, and from fare box revenues. The New York City region is the largest passenger transit market in the U.S., but most major cities also offer either rail or bus transit services. Demand for North American passenger transit products is driven by a number of factors, including government funding, deliveries of new subway cars and buses, and ridership. The U.S. federal government provides money to local transit authorities, primarily to fund the purchase of new equipment and infrastructure for their transit systems. In 2015, the U.S. Congress passed a five-year transportation funding bill that includes transit spending of about $11.8 billion in fiscal 2016, an increase of about 10% compared to the prior year.  The number of new transit cars delivered in 2015 was about 850, compared to about the same in 2014. The number of new buses delivered in 2015 was about 4,600 compared to about the same in 2014. In the past 10 years, the average number of new transit cars delivered annually is about 800, and the average number of new buses delivered annually is about 4,700. Public transit ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily for equipment and system maintenance. Based on preliminary figures from the American Public Transportation Association, ridership on U.S. transit vehicles decreased about 1.0% in 2015.
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
In Europe, the majority of the rail system serves the passenger transit market, which is expected to continue growing as energy and environmental factors encourage investment in public mass transit. France, Germany, the United Kingdom and Italy are the largest transit markets, representing about two-thirds of passenger traffic in the European Union. UNIFE projected the Western European rail market to grow at about 2.0% annually in the next few years, with the United Kingdom and France expected to invest in new rolling stock.  According to the UK’s Office of Rail Regulation, passenger rail usage has steadily increased in the past decade, with the Office reporting a 1.4% increase in second quarter ridership in its most recent quarterly report.  For the same time period, the Office also reported a decrease of 16.5% in freight volume, driven by a reduction in coal shipments.  Germany has the largest rail network in Europe.  About 75% of freight traffic in Europe is hauled by truck, while rail accounts for about 20%. The largest freight markets in Europe are Germany, Poland and the United Kingdom. In the first nine months of 2015, The Federal Statistical Office of Germany reported a 2.1% decrease in freight volumes compared to the same period in 2014. For the first six months of 2015, SNCF (French national railway) reported an increase of 4.0% in revenue for local and regional ridership, and flat freight-related revenue.  We estimate that the European rail market consists of about 11,000 locomotives, about 750,000 freight cars and about 72,000 passenger transit cars.
The Asia/Pacific market is now the second-largest geographic segment, according to UNIFE. This market consists primarily of China, India and Australia. Growth has been driven by the continued urbanization of China and India, and by investments in freight rail infrastructure to serve the mining and natural resources markets in those countries. We estimate that this market consists of 35,000 locomotives and about 1.0 million freight cars. China is expected to increase spending on rail infrastructure and equipment, as it resumes investment in high-speed rail programs. In its most recent report, the Indian government reported that in the first six months of its fiscal 2015, freight rail volume increased about 26% and earnings from passenger rail traffic increased about 8.5%. India is expected to increase spending significantly in future years as it seeks to modernize its rail system; for example, it recently awarded a 1,000-unit locomotive order to a U.S. manufacturer.
Other key geographic markets include Russia-CIS, South Africa, and Brazil.  With about 1.5 million freight cars and about 28,000 locomotives, Russia-CIS is among the largest freight rail markets in the world, and it’s expected to invest significantly in new rolling stock and infrastructure.  Russian Railways, a state-owned company, provides both freight and passenger transportation.  In 2015, Russian Railways announced a decrease of 1.2% in freight loadings and a decrease of 4.4% in passenger ridership.  South Africa, in 2012, announced a major program to invest in its freight rail and passenger transit infrastructure during the next 20 years.  As part of this program, PRASA, the Passenger Rail Agency of South Africa, plans to purchase about 3,600 new transit cars and about 1,000 new locomotives.  Brazil has also been investing in its passenger transport systems in advance of hosting the 2016 Olympics.
Business Segments and Products
We provide our products and services through two principal business segments, the Freight Segment and the Transit Segment, both of which have different market characteristics and business drivers.
The Freight Segment primarily manufactures and services components for new and existing locomotive and freight cars, supplies railway electronics, positive train control equipment, signal design and engineering services, builds switcher locomotives, rebuilds freight locomotives and provides heat exchangers and cooling systems for rail and other industrial markets. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities. As discussed previously, demand in the freight market is primarily driven by rail traffic, and deliveries of new locomotives and freight cars. In 2015, the Freight Segment accounted for 62% of our total sales, with about 81% of its sales in North America and the remainder to international customers. In 2015, slightly more than half of the Freight Segment’s sales were in aftermarket.
The Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically subway cars and buses, builds new commuter locomotives and refurbishes subway cars. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of subway cars and buses around the world. As discussed previously, demand in the transit market is primarily driven by government funding at all levels and passenger ridership. In 2015, the Transit Segment accounted for 38% of our total sales, with about 39% of its sales in North America and the remainder to international customers. About two-thirds of the Transit Segment’s sales are in the aftermarket with the remainder in the original equipment market.
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
We have become a leader in the rail industry by capitalizing on the strength of our existing products, technological capabilities and new product innovation, and by our ability to harden products to protect them from severe conditions, including extreme temperatures and high-vibration environments. Supported by our technical staff of over 1,500 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers.
Over the past several years, we introduced a number of significant new products, including electronic braking equipment and train control equipment that encompasses onboard digital data and global positioning communication protocols. In 2007, for example, the Federal Railroad Administration (FRA) approved the use of our Electronic Train Management System®, which offers safety benefits to the rail industry. In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of Positive Train Control (“PTC”) technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology.  The rail safety bill included a deadline of December 31, 2015 for PTC implementation, but the deadline has been extended until the end of 2018. The deadline extension is expected to affect the rate of industry spending on this technology.  In 2015, Wabtec recorded about $400 million of revenue from freight and transit PTC projects.
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

•
Breadth of product offering with a stable mix of original equipment market (OEM) and aftermarket business. Our product portfolio is one of the broadest in the rail industry, as we offer a wide selection of quality parts, components and assemblies across the entire train. We provide our products in both the original equipment market and the aftermarket. Our substantial installed base of products with end-users such as the railroads and the passenger transit authorities is a significant competitive advantage for providing products and services to the aftermarket because these customers often look to purchase safety- and performance-related replacement parts from the original equipment components supplier. In addition, as OEMs and railroad operators attempt to modernize fleets with new products designed to improve and maintain safety and efficiency, these products must be designed to be interoperable with existing equipment. On average, over the last several years, more than 60% of our total net sales have come from our aftermarket products and services business.

•
Leading design and engineering capabilities. We believe a hallmark of our relationship with our customers has been our leading design and engineering practice, which has, in our opinion, assisted in the improvement and modernization of global railway equipment. We believe both our customers and the government authorities value our technological capabilities and commitment to innovation, as we seek not only to enhance the efficiency and profitability of our customers, but also to improve the overall safety of the railways through continuous improvement of product performance. The Company has an established record of product improvements and new product development. We have assembled a wide range of patented products, which we believe provides us with a competitive advantage. Wabtec currently owns 2,312 active patents worldwide and 621 U.S. patents. During the last three years, we have filed for more than 403 patents worldwide in support of our new and evolving product lines.

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

Business strategy
Using WPS, we strive to generate sufficient cash to invest in our growth strategies and to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through WPS and employee-directed initiatives such as Kaizen, a Japanese-developed team concept, we continuously strive to improve quality, delivery and productivity, and to reduce costs. These efforts enable us to streamline processes, improve product reliability and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. Over time, these lean initiatives have enabled us to increase operating margins, improve cash flow and strengthen our ability to invest in the following growth strategies:

•
Expand globally and into new product markets. We believe that international markets represent a significant opportunity for future growth. In 2015, sales to non-U.S. customers were $1.6 billion, including export sales from the Company’s U.S. operations of $508.4 million. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees, and joint ventures with railway suppliers which have a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, Brazil, China, India, Russia, South Africa, and other select areas within Europe and South America. In addition, we have opportunities to increase the sale of certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy. These products include heat exchangers and friction materials.

•
Expand aftermarket sales. Historically, aftermarket sales are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. In 2015, Wabtec’s aftermarket sales and services represented approximately 62% of the Company’s total sales across both of our business segments. Wabtec provides aftermarket parts and services for its components, and the Company is seeking to expand this business with customers who currently perform the work in-house. In this way, we expect to take advantage of the rail industry trend toward outsourcing, as railroads and transit authorities focus on their core function of transporting goods and people.

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

Recent Acquisitions and Joint Ventures
Wabtec has completed certain significant acquisitions in support of its growth strategies mentioned above:

•
On October 30, 2015, the Company acquired Relay Monitoring Systems PTY Ltd. (“RMS”), an Australian manufacturer of electrical protection and control products for a purchase price of approximately $18.7 million, net of cash acquired.

•
On October 8, 2015, the Company acquired Track IQ, an Australian based manufacturer of wayside censor systems for the global rail industry for a purchase price of approximately $9.1 million, net of cash acquired.

•
On June 17, 2015 , the Company acquired Metalocaucho ("MTC"), a manufacturer of transit products, primarily rubber components for suspension and vibration control systems, for a purchase price of approximately $23.4 million, net of cash acquired.

•
On February 4, 2015, the Company acquired Railroad Controls L.P. (“RCL”), a U.S. based provider of railway signal construction services for a purchase price of approximately $78.0 million, net of cash acquired.

•
On September 3, 2014, the Company acquired C2CE Pty Ltd. (“C2CE”), a leading provider of railway signal design services in Australia, for a purchase price of approximately $25.5 million, net of cash acquired.

•	On August 21, 2014, the Company acquired Dia-Frag, a leading manufacturer of friction products in Brazil, for a purchase price of approximately $70.6 million, net of cash acquired.

•
On June 6, 2014, the Company acquired Fandstan Electric Group Ltd. (“Fandstan”), a leading rail and industrial equipment manufacturer for a variety of markets, including rail and tram transportation, industrial and energy, for a purchase price of approximately $199.4 million, net of cash acquired.

Backlog
The Company’s backlog was about $2.1 billion at December 31, 2015. For 2015, about 62% of total sales came from aftermarket orders, which typically carry lead times of less than 30 days, and are not recorded in backlog for a significant period of time.
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
The backlog of firm customer orders as of December 31, 2015 and December 31, 2014, and the expected year of completion are as follows:

	Total	Expected Delivery		Total	Expected Delivery
	Backlog		Other	Backlog		Other
In thousands	12/31/2015	2016	Years	12/31/2014	2015	Years
Freight Segment	$671,910	$585,981	$85,929	$977,759	$843,681	$134,078
Transit Segment	1,474,974	621,736	853,238	1,344,222	659,211	685,011
Total	$2,146,884	$1,207,717	$939,167	$2,321,981	$1,502,892	$819,089
Engineering and Development
To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2015, 2014, and 2013, we invested about $71.2 million, $61.9 million and $46.3 million, respectively, on product development and improvement activities. The engineering resources of the Company are allocated between research and development activities and the execution of original equipment customer contracts.
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
Intellectual Property
We have 2,312 active patents worldwide. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property.
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
Top customers can change from year to year. For the fiscal year ended December 31, 2015, our top five customers accounted for 22% of net sales: The BNSF Railway, CSX Corporation, General Electric Transportation, Trinity Industries, and Union Pacific Corporation. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.

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
Employees
At December 31, 2015, we had approximately 13,000 full-time employees, approximately 30% of whom were unionized. A majority of the employees subject to collective bargaining agreements are outside North America and these agreements are generally effective from 2016 through 2018. Agreements expiring at various times during 2016 cover approximately 26% of the Company’s workforce. We consider our relations with employees and union representatives to be good, but cannot assure that future contract negotiations will be favorable to us.
Regulation
In the course of our operations, we are subject to various regulations of governments and other agencies in the U.S. and around the world. These entities typically govern equipment and safety standards for freight rail and passenger transit rolling stock, oversee a wide variety of rules and regulations governing safety and design of equipment, and evaluate certification and qualification requirements for suppliers.  New products generally must undergo testing and approval processes that are rigorous and lengthy. As a result of these regulations and requirements, we must usually obtain and maintain certifications in a variety of jurisdictions and countries.  The governing bodies include:  FRA and AAR in the U.S., the International Union of Railways (“UIC”) and the European Railway Agency in Europe, the Federal Agency of Railway Transport in Russia, the Agencia Nacional de Transportes Terrestres in Brazil, the National Railway Administration, formerly the Ministry of Railway in China, and the Ministry of Railways in India.
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
We are dependent upon key customers.
We rely on several key customers who represent a significant portion of our business. Our top customers can change from year to year. For the fiscal year ended December 31, 2015, our top five customers accounted for 22% of our net sales. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with us. In addition, many of our customers place orders for products on an as-needed basis and operate in cyclical industries. As a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers, and may be subject to delays and cancellations. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.
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

A portion of our sales are related to delivering products and services to help our U.S. railroad and transit customers meet the Positive Train Control (PTC) mandate from the U.S. federal government, which requires the use of on-board locomotive computers and software by the end of 2018.
For the year ended December 31, 2015, we had sales of about $400 million related to PTC. In 2015, the industry's PTC deadline was extended by three years, which could change the timing of our revenues and could cause us to reassess the staffing, resources and assets deployed in delivering Positive Train Control services.
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
In fiscal year 2015, approximately 47% of our consolidated net sales were to customers outside of the U.S. and we intend to continue to expand our international operations in the future. We currently conduct our international operations through a variety of wholly and majority-owned subsidiaries and joint ventures in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Macedonia, Mexico, the Netherlands, Poland, Russia, Spain, South Africa, Turkey, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:

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
We collectively bargain with labor unions that represent approximately 30% of our employees. Our current collective bargaining agreements are generally effective from 2016 through 2018. Agreements expiring at various times during 2016 cover approximately 26% of the Company’s workforce. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.
From time to time we are engaged in contractual disputes with our customers.
From time to time, we are engaged in contractual disputes with our customers regarding routine delivery and performance issues as well as adjustments for design changes and related extra work. These disputes are generally resolved in the ordinary course of business without having a material adverse impact on us although we cannot guarantee that this will continue to occur.
Our indebtedness could adversely affect our financial health.
At December 31, 2015, we had total debt of $695.7 million. If it becomes necessary to access our available borrowing capacity under our 2013 Refinancing Credit Agreement, the $445.0 million currently borrowed under this facility and the $250.0 million 4.375% senior notes, being indebted could have important consequences to us. For example, it could:

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
In 2014 and 2015, we completed multiple acquisitions with a combined investment of $424.7 million. Although we believe that the acquisitions will improve our market position and realize positive operating results, including operating synergies, operating expense reductions and overhead cost savings, we cannot be assured that these improvements will be obtained or the timing of such improvements. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:

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
Facilities
The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2015. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are long-term and generally include options to renew. The Company’s corporate headquarters are located at the Wilmerding, PA site.

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Rothbury, MI	Manufacturing/Warehouse/Office	Freight	Own	500,000
Wilmerding, PA	Manufacturing/Service	Freight	Own	365,000	(1)
Lexington, TN	Manufacturing	Freight	Own	170,000
Jackson, TN	Manufacturing	Freight	Own	150,000
Berwick, PA	Manufacturing/Warehouse	Freight	Own	150,000
Chicago, IL	Manufacturing/Service	Freight	Own	123,140
Greensburg, PA	Manufacturing	Freight	Own	113,000
Chillicothe, OH	Manufacturing/Office	Freight	Own	104,000
Warren, OH	Manufacturing	Freight	Own	102,650
Coshocton, OH	Manufacturing/Warehouse/Office	Freight	Own	83,000
Germantown, MD	Manufacturing	Freight	Own	80,000
Delray Beach, FL	Warehouse	Freight	Lease	125,888
Kansas City, MO	Service Center	Freight	Lease	95,900
Pittsburgh, PA	Manufacturing/Office	Freight	Lease	90,000
Strongsville, OH	Manufacturing/Warehouse/Office	Freight	Lease	80,000
Columbia, SC	Service Center	Freight	Lease	71,400
Jacksonville, FL	Office	Freight	Lease	59,518
Bensenville, IL	Manufacturing/Warehouse/Office	Freight	Lease	58,230
Cedar Rapids, IA	Office	Freight	Lease	36,568
Jacksonville, FL	Warehouse	Freight	Lease	30,000
Clarksburg, MD	Manufacturing/Warehouse	Freight	Lease	22,443
Carson City, NV	Service Center	Freight	Lease	22,000
Salem, OH	Manufacturing/Warehouse	Freight	Lease	20,000
Boise, ID	Manufacturing	Freight/Transit	Own	326,000
Maxton, NC	Manufacturing	Freight/Transit	Own	105,000
Willits, CA	Manufacturing	Freight/Transit	Own	70,000
Brenham, TX	Manufacturing/Office	Transit	Own	144,671
Wytheville, VA	Manufacturing/Office	Transit	Own	82,400
Piedmont, SC	Manufacturing/Office	Transit	Own	47,000
Spartanburg, SC	Manufacturing/Service	Transit	Lease	183,600
Buffalo Grove, IL	Manufacturing	Transit	Lease	115,570
Cleveland, OH	Manufacturing/Warehouse/Office	Transit	Lease	87,407
San Fernando, CA	Manufacturing	Transit	Lease	65,347
Plattsburgh, NY	Manufacturing	Transit	Lease	64,000
Moorpark, CA	Office/Warehouse	Transit	Lease	45,916
Cleveland, OH	Manufacturing/Warehouse/Office	Transit	Lease	43,643

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Export, PA	Manufacturing	Transit	Lease	34,000
Elmsford, NY	Service Center	Transit	Lease	28,000
Greer, SC	Warehouse	Transit	Lease	20,000
International
Wallaceburg (Ontario), Canada	Manufacturing	Freight	Own	126,000
San Luis Potosi, Mexico	Manufacturing/Service	Freight	Own	73,100
East Beijing, Hebei Province, China	Manufacturing	Freight	Own	64,702
Daye City, Hebei Province, China	Manufacturing	Freight	Own	59,147
Barneveld, Netherlands	Manufacturing/Office	Freight	Own	53,443
Northampton, UK	Manufacturing	Freight	Lease	300,000
Shenyang City, Liaoning Province, China	Manufacturing	Freight	Lease	290,550
Lincolnshire, UK	Manufacturing/Office	Freight	Lease	149,468
London (Ontario), Canada	Manufacturing	Freight	Lease	103,540
Stoney Creek (Ontario), Canada	Manufacturing/Service	Freight	Lease	47,940
Kolkata, India	Manufacturing	Freight	Lease	36,965
Belo Horizonte, Brazil	Manufacturing/Service	Freight	Lease	33,992
Juiz de Fora, Minas Gerais, Brazil	Manufacturing/Office	Freight	Lease	33,992
Lachine (Quebec), Canada	Service Center	Freight	Lease	25,455
Mulgrave, Australia	Manufacturing/Office	Freight	Lease	21,528
Doncaster, UK	Manufacturing/Service	Freight/Transit	Own	330,000
Kilmarnock, UK	Manufacturing	Freight/Transit	Own	107,975
Loughborough, UK	Manufacturing	Freight/Transit	Lease	245,245
Kempton Park, South Africa	Manufacturing	Freight/Transit	Lease	156,077
Wetherill Park, Australia	Manufacturing	Freight/Transit	Lease	70,600
Monte Alto, Brazil	Manufacturing/Office	Transit	Own	244,081
Schuttorf, Germany	Manufacturing/Office	Transit	Own	189,445
Chard, UK	Manufacturing/Office	Transit	Own	141,610
Avellino, Italy	Manufacturing/Office	Transit	Own	132,495
Tianjin, Hebebi Province, China	Manufacturing/Office	Transit	Own	87,672
Recklinghausen, Germany	Manufacturing	Transit	Own	86,390
Sable-sur-Sarthe, France	Manufacturing	Transit	Own	51,667
Utrecht, The Netherlands	Manufacturing	Transit	Own	48,438
Katy Wroclawskie, Poland	Manufacturing/Office	Transit	Own	31,484
Soria, Spain	Manufacturing/Office	Transit	Own	31,000
Burton on Trent, UK	Manufacturing/Office	Transit	Lease	253,453
Camisano, Italy	Manufacturing/Office	Transit	Lease	136,465
San Luis Potosi, Mexico	Manufacturing/Office	Transit	Lease	112,825
St. Laurent (Quebec), Canada	Office	Transit	Lease	38,926
Gipuzkoa, Spain	Manufacturing/Office	Transit	Lease	37,049
Chard, UK	Manufacturing/Office	Transit	Lease	35,282
Hangzhou City, Hunan Province, China	Manufacturing	Transit	Lease	31,032
Sassuolo, Italy	Manufacturing	Transit	Lease	30,000

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.

Item 3.	LEGAL PROCEEDINGS
Information with respect to legal proceedings is included in Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report and incorporate by reference herein.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table provides information on our executive officers. They are elected periodically by our Board of Directors and serve at its discretion.

Officers	Age	Position
Albert J. Neupaver	65	Executive Chairman
Raymond T. Betler	60	President and Chief Executive Officer
Patrick D. Dugan	49	Senior Vice President and Chief Financial Officer
R. Mark Cox	48	Senior Vice President, Corporate Development
David L. DeNinno	60	Senior Vice President, General Counsel and Secretary
Scott E. Wahlstrom	52	Senior Vice President, Human Resources
Robert Bourg	54	Vice President and Group Executive
Karl-Heinz Colmer	59	Vice President and Group Executive
Michael E. Fetsko	50	Vice President and Group Executive
John A. Mastalerz	49	Vice President of Finance, Corporate Controller and Principal Accounting Officer
David Meyer	45	Vice President and Group Executive
Timothy R. Wesley	54	Vice President, Investor Relations and Corporate Communications

Albert J. Neupaver was named Executive Chairman of the Company in May 2014. Previously, Mr. Neupaver served as Chairman and CEO from May 2013 to May 2014 and as the Company’s President and CEO from February 2006 to May 2013.  Prior to joining Wabtec, Mr. Neupaver served in various positions at AMETEK, Inc., a leading global manufacturer of electronic instruments and electric motors. Most recently he served as President of its Electromechanical Group for nine years.
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
John A. Mastalerz was named Vice President of Finance, Corporate Controller and Principal Accounting Officer in January 2016.  Mr. Mastalerz served as Vice President and Corporate Controller from January 2014 to January 2016. Prior to joining Wabtec, Mr. Mastalerz served in various executive management roles with the H.J. Heinz Company from January 2001 to December 2013, most recently as Corporate Controller and Principal Accounting Officer.  Prior to 2001, Mr. Mastalerz was a Senior Manager with PricewaterhouseCoopers.
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
The Common Stock of the Company is listed on the New York Stock Exchange under the symbol “WAB”. As of February 16, 2016, there were 91,930,671 shares of Common Stock outstanding held by 513 holders of record. On May 14, 2013, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 200.0 million shares.  The high and low sales price of the shares and dividends declared per share were as follows:

2015	High	Low	Dividends
First Quarter	$97.16	$81.21	$0.060
Second Quarter	$105.10	$93.49	$0.060
Third Quarter	$103.07	$87.95	$0.080
Fourth Quarter	$94.61	$67.96	$0.080
2014	High	Low	Dividends
First Quarter	$82.42	$69.55	$0.040
Second Quarter	$83.77	$69.45	$0.040
Third Quarter	$87.14	$78.51	$0.060
Fourth Quarter	$92.20	$70.20	$0.060

The Company’s 2013 Refinancing Credit Agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
At the close of business on February 16, 2016, the Company’s Common Stock traded at $67.49 per share.
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2015, of Wabtec’s common stock to, (i) the S&P 500, (ii) our former peer group of manufacturing companies which consisted of the following publicly traded companies: The Greenbrier Companies, L.B. Foster, Trinity Industries and Freight Car America; and (iii) our new peer group of manufacturing companies which consists of the following publicly traded companies: The Greenbrier Companies, Trinity Industries, AMETEK, Regal Beloit, Harsco, Valmont, Lincoln Electric, Kennametal, Pall, Crane, Donaldson, WABCO, ITT, Briggs & Stratton, IDEX, Woodward, Titan Wheel, Actuant and Koppers.  The peer group was revised to better match the operations and products of Wabtec.

On November 9, 2015, the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $200 million of which about $100.0 million remained. Through December 31, 2015, 4,042,123 shares have been repurchased under the new authorization totaling $316.7 million leaving $33.3 million remaining under the authorization. All purchases were made on the open market.
On February 9, 2016 the Board of Directors amended its stock repurchase authorization to $350 million of the Company's outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which $33.3 million remained.
The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conform to the requirements under the 2013 Refinancing Credit Agreement, as well as the senior notes currently outstanding.
During the first and second quarters of 2015, no shares were repurchased. During the third quarter of 2015, the Company repurchased 237,027 shares at an average price of $94.23 per share. During the fourth quarter of 2015, 4,652,000 shares were repurchased at an average price of $78.56 per share. All purchases were on the open market.

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

	Year Ended December 31,
In thousands, except per share amounts	2015	2014	2013	2012	2011
Income Statement Data
Net sales	$3,307,998	$3,044,454	$2,566,392	$2,391,122	$1,967,637
Gross profit	1,047,816	935,982	764,027	694,567	570,424
Operating expenses	(440,249)	(408,873)	(326,717)	(302,288)	(299,723)
Income from operations	$607,567	$527,109	$437,310	$392,279	$270,701
Interest expense, net	$(16,888)	$(17,574)	$(15,341)	$(14,251)	$(15,007)
Other (expense) income, net	(5,311)	(1,680)	(882)	(670)	(380)
Net income attributable to Wabtec shareholders	$398,628	$351,680	$292,235	$251,732	$170,149
Diluted Earnings per Common Share
Net income attributable to Wabtec shareholders (1)	$4.10	$3.62	$3.01	$2.60	$1.76
Cash dividends declared per share (1)	$0.28	$0.20	$0.13	$0.08	$0.04
Fully diluted shares outstanding (1)	97,006	96,885	96,832	96,742	96,657
Balance Sheet Data
Total assets	$3,300,335	$3,303,841	$2,821,997	$2,351,542	$2,158,953
Cash	226,191	425,849	285,760	215,766	285,615
Total debt	695,727	521,195	450,709	317,896	395,873
Shareholder' equity	1,701,339	1,808,298	1,587,167	1,282,017	1,047,644

(1)
Information above for net income attributable to Wabtec shareholders, cash dividends declared per share and fully diluted shares outstanding for all periods presented reflects the two-for-one split of the Company’s common stock, which occurred on May 14, 2013.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In 2015, about 47% of the Company’s revenues came from customers outside the U.S.
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
The Company monitors a variety of factors and statistics to gauge market activity. Freight rail markets around the world are driven primarily by overall economic conditions and activity, while Transit markets are driven primarily by government funding and passenger ridership.  Changes in these market drivers can cause fluctuations in demand for Wabtec’s product and services.  In its 2014 - 2019 study, UNIFE projected annual growth of about 2.7% in the worldwide rail supply market over the next several years, with the highest expected growth rates in Africa, the Middle East, and Latin America.
In North America, the AAR compiles statistics that gauge the level of activity in the freight rail industry, including revenue ton-miles and carloadings, which are generally referred to as “rail traffic”.  Based on changes in rail traffic trends, railroads can increase or decrease purchases of new locomotives and freight cars.  In 2015, North American carloadings decreased 2.2%, including a 5.8% decrease in commodity carloadings and a 2.1% increase in intermodal carloadings. Deliveries of new locomotives decreased 20%, and deliveries of new freight cars increased 22%. In 2016, we expect locomotive and freight car deliveries to be lower than in 2015. UNIFE projected an annual growth rate of about 3.0% in North America, but the actual figure depends on the growth of the economy.
In North America, the American Public Transportation Association (APTA) compiles ridership statistics and trends.  Based on preliminary figures for 2015, ridership decreased about 1.0% in the U.S. and about 1.0% in Canada.  Ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily, for equipment maintenance.  In 2015, the U.S. Congress passed a new, five-year transportation funding bill, which includes an increase in spending of about 10.0% in the first year, and smaller increases in future years.  A majority of the money that transit agencies spend to purchase new equipment or infrastructure comes from the federal government.
Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. To gauge activity in these markets, we monitor trends in rail traffic and the spending plans of our customers.  In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S., our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market. UNIFE projected the Western European rail market to grow annually by about 2.0% in the next few years, with the United Kingdom and France expected to invest in new rolling stock.  UNIFE projected the market in Asia-Pacific, the world’s second largest according to the study, to grow annually by about 4.0%, primarily reflecting strong spending in China in recent years.  Other growth markets around the world, according to UNIFE, include Latin America, projected to grow at about 5.0%; and the Commonwealth of Independent States, projected to grow at about 1.0%.  Actual growth rates will be affected by the general global economic conditions and specific economic conditions in each market. Through wholly owned subsidiaries and joint ventures, Wabtec has a presence in every key freight rail and passenger transit market around the world.
In 2016 and beyond, general economic and market conditions in the United States and internationally will have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.
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

•
Upon completion of required labor group consultations, on October 6, 2015, the 51% shareholders entered into a definitive share purchase agreement and Faiveley Transport entered into an acquisition agreement with Wabtec.

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

The total purchase price offered is about $1.8 billion, including assumed debt.  Wabtec plans to fund the cash portion of the transaction with cash on hand, existing credit facilities and potentially other credit and debt financing.  Prior to December 31, 2015, Wabtec set aside €186.9 million as an escrow deposit for the Faiveley Transport purchase. The combination of Wabtec and Faiveley Transport would create one of the world’s largest public rail equipment companies, with revenues of about $4.5 billion and a presence in all key freight rail and passenger transit geographies worldwide.
Closing of the transaction is subject to various conditions, including completion of regulatory requirements. These steps are currently on-going and the timing of completion is unknown.

RESULTS OF OPERATIONS
The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In thousands	2015	2014	2013
Net sales	$3,307,998	$3,044,454	$2,566,392
Cost of sales	(2,260,182)	(2,108,472)	(1,802,365)
Gross profit	1,047,816	935,982	764,027
Selling, general and administrative expenses	(347,373)	(324,539)	(262,718)
Engineering expenses	(71,213)	(61,886)	(46,289)
Amortization expense	(21,663)	(22,448)	(17,710)
Total operating expenses	(440,249)	(408,873)	(326,717)
Income from operations	607,567	527,109	437,310
Interest expense, net	(16,888)	(17,574)	(15,341)
Other (expense) income, net	(5,311)	(1,680)	(882)
Income from operations before income taxes	585,368	507,855	421,087
Income tax expense	(186,740)	(156,175)	(128,852)
Net income attributable to Wabtec shareholders	$398,628	$351,680	$292,235

2015 COMPARED TO 2014
The following table summarizes the results of operations for the period:

	For the year ended December 31,
			Percent
In thousands	2015	2014	Change
Freight Segment	$2,054,715	$1,731,477	18.7%
Transit Segment	1,253,283	1,312,977	(4.5)%
Net sales	3,307,998	3,044,454	8.7%
Income from operations	607,567	527,109	15.3%
Net income attributable to Wabtec shareholders	$398,628	$351,680	13.3%

The following table shows the major components of the change in sales in 2015 from 2014:

	Freight	Transit
In thousands	Segment	Segment	Total
2014 Net Sales	$1,731,477	$1,312,977	$3,044,454
Acquisitions	145,529	117,291	262,820
Change in Sales by Product Line:
Specialty Products & Electronics	145,680	10,776	156,456
Remanufacturing, Overhaul & Build	80,443	(53,883)	26,560
Brake Products	18,905	(23,094)	(4,189)
Other Transit Products	—	(10,408)	(10,408)
Other	(17,764)	1,894	(15,870)
Foreign exchange	(49,555)	(102,270)	(151,825)
2015 Net Sales	$2,054,715	$1,253,283	$3,307,998

Net sales increased by $263.5 million to $3,308.0 million in 2015 from $3,044.5 million in 2014. The increase is primarily due to a $156.5 million increase for Specialty Products and Electronics sales from higher demand for freight original equipment products and aftermarket electronic and PTC electronic products. Acquisitions increased sales $262.8 million and unfavorable foreign exchange decreased sales $151.8 million.
Freight Segment sales increased by $323.2 million, or 18.7%, primarily due to a $145.7 million increase for Specialty Products and Electronics sales from higher demand for freight original equipment rail products, PTC electronics, and aftermarket rail products and $80.4 million for Remanufacturing, Overhaul and Build products due to higher demand for aftermarket locomotive builds. Acquisitions increased sales by $145.5 million and unfavorable foreign exchange decreased sales by $49.6 million.

Transit Segment sales decreased by $59.7 million, or 4.5%, due to a decrease of $102.3 million related to unfavorable foreign exchange, a $53.9 million decrease in Remanufacturing, Overhaul and Build from lower demand for original transit locomotive because a multi-year project was substantially completed in 2014, and a $23.1 million decrease for Brake Products from lower demand for braking products in Europe and braking systems in North America. These decreases were partially offset by $117.3 million in sales from acquisitions.
Cost of Sales and Gross Profit The following table shows the major components of cost of sales for the periods indicated:

	Twelve Months Ended December 31, 2015
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$854,728	41.6%	$531,152	42.4%	$1,385,880	41.9%
Labor	219,495	10.7%	156,357	12.5%	375,852	11.4%
Overhead	282,132	13.7%	182,501	14.6%	464,633	14.0%
Other/Warranty	5,926	0.3%	27,891	2.2%	33,817	1.0%
Total cost of sales	$1,362,281	66.3%	$897,901	71.7%	$2,260,182	68.3%

	Twelve Months Ended December 31, 2014
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$730,395	42.2%	$586,571	44.7%	$1,316,966	43.3%
Labor	178,309	10.3%	165,260	12.6%	343,569	11.3%
Overhead	228,147	13.2%	196,481	15.0%	424,628	13.9%
Other/Warranty	1,691	0.1%	21,618	1.6%	23,309	0.8%
Total cost of sales	$1,138,542	65.8%	$969,930	73.9%	$2,108,472	69.3%
Cost of Sales increased by $151.7 million to $2,260.2 million in 2015 compared to $2,108.5 million in the same period of 2014.  For the twelve months ended 2015, cost of sales as a percentage of sales was 68.3% compared to 69.3% in the same period of 2014. The decrease of cost of sales as a percentage of sales is due to lower material costs primarily due to lower original equipment transit locomotive sales and higher specialty product and electronics sales.
Freight Segment cost of sales increased 0.5% as a percentage of sales to 66.3% in 2015 compared to 65.8% for the same period of 2014. The increase is primarily related to slightly lower margins related to recent acquisitions, and cost overruns on a project nearing completion, partially offset by higher Specialty Products and Electronics sales.
Transit Segment cost of sales decreased 2.2% as a percentage of sales to 71.7% in 2015 compared to 73.9% for the same period in 2014. The decrease in 2015 is primarily due to lower material costs associated with lower original equipment locomotive sales and lower original equipment and aftermarket brake product sales which carry higher raw material content, partially offset by additional costs incurred on the closeout of several projects.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense for the twelve months ended December 31, 2015 increased $1.3 million to $35.4 million from $34.1 million in 2014 primarily due to increased sales.
Gross profit for the twelve months ended December 31, 2015 increased $111.8 million to $1,047.8 million from $936.0 million for the twelve months ended December 2014 and the gross profit margin increased 100 basis points to 31.7% from 30.7% at December 31, 2014. These increases are due to higher sales volume, favorable sales mix, and the reasons discussed above.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
		Percentage of		Percentage of
In thousands	2015	Sales	2014	Sales
Selling, general and administrative expenses	$347,373	10.5%	$324,539	10.7%
Engineering expenses	71,213	2.2%	61,886	2.0%
Amortization expense	21,663	0.7%	22,448	0.7%
Total operating expenses	$440,249	13.4%	$408,873	13.4%

Total operating expenses were 13.4% for both the years ending December 31 2015, and 2014.  Selling, general, and administrative expenses increased $22.8 million, or 7.0%, primarily due to $24.7 million of expenses from acquisitions partially offset by lower incentive and non-cash compensation expense and the effects of foreign exchange.  Engineering expense increased by $9.3 million, or 15.1%, primarily due to $3.5 million of expenses from acquisitions.  The remainder of the increase can be attributed to the company concentrating resources on new product development, specifically in the electronics market.  Costs related to engineering for specific customer contracts are included in cost of sales.  Amortization expense decreased $0.8 million due to lower amortization of intangibles associated with acquisitions.
The following table shows our segment operating expenses:

	For the year ended December 31,
			Percent
In thousands	2015	2014	Change
Freight Segment	$208,773	$188,929	10.5%
Transit Segment	205,415	196,776	4.4%
Corporate	26,061	23,168	12.5%
Total operating expenses	$440,249	$408,873	7.7%

Freight Segment operating expenses increased $19.8 million, or 10.5%, in 2015 but decreased 70 basis points to 10.2% of sales.  The increase primarily relates to $8.4 million of incremental operating expenses from acquisitions and $7.9 million for engineering attributable to the Company concentrating resources on new product development.
Transit Segment operating expenses increased $8.6 million, or 4.4%, in 2015 and increased 140 basis points to 16.4% of sales.  The increase is primarily related to $19.8 million of incremental operating expenses related to acquisitions.  This increase is partially offset by lower operating expenses due to foreign exchange.
Corporate non-allocated operating expenses increased $2.9 million in 2015 primarily due to higher administrative and transaction costs associated with growing our business.
Income from operations Income from operations totaled $607.6 million or 18.4% of sales in 2015 compared to $527.1 million or 17.3% of sales in 2014. Income from operations increased due to higher sales volume, partially offset by increased operating expenses discussed above.
Interest expense, net Overall interest expense, net, decreased $0.7 million in 2015 due to lower average debt balances.
Other expense, net Other expense, net, increased $3.6 million to $5.3 million for 2015, compared to 2014 primarily due to foreign exchange adjustments.
Income taxes The effective income tax rate was 31.9% and 30.8% in 2015 and 2014, respectively. The increase in the effective rate is primarily the result of a higher earnings mix in higher tax rate jurisdictions.
Net income Net income for 2015 increased 13.3% or $46.9 million to $398.6 million, compared to 2014. The increase in net income is due to the reasons discussed above.

2014 COMPARED TO 2013
The following table summarizes the results of operations for the period:

	For the year ended December 31,
			Percent
In thousands	2014	2013	Change
Freight Segment	$1,731,477	$1,398,103	23.8%
Transit Segment	1,312,977	1,168,289	12.4%
Net sales	3,044,454	2,566,392	18.6%
Income from operations	527,109	437,310	20.5%
Net income attributable to Wabtec shareholders	$351,680	$292,235	20.3%

The following table shows the major components of the change in sales in 2014 from 2013:

	Freight	Transit
In thousands	Segment	Segment	Total
2013 Net Sales	$1,398,103	$1,168,289	$2,566,392
Acquisition	93,259	136,121	229,380
Change in Sales by Product Line:
Specialty Products & Electronics	184,504	210	184,714
Brake Products	55,483	28,705	84,188
Remanufacturing, Overhaul & Build	(13,844)	(39,894)	(53,738)
Other Transit Products	—	(2,212)	(2,212)
Other	26,205	(1,636)	24,569
Foreign exchange	(12,233)	23,394	11,161
2014 Net Sales	$1,731,477	$1,312,977	$3,044,454

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

Cost of Sales and Gross Profit The following table shows the major components of cost of sales for the periods indicated:

	Twelve Months Ended December 31, 2014
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$730,395	42.2%	$586,571	44.7%	$1,316,966	43.3%
Labor	178,309	10.3%	165,260	12.6%	343,569	11.3%
Overhead	228,147	13.2%	196,481	15.0%	424,628	13.9%
Other/Warranty	1,691	0.1%	21,618	1.6%	23,309	0.8%
Total cost of sales	$1,138,542	65.8%	$969,930	73.9%	$2,108,472	69.3%

	Twelve Months Ended December 31, 2013
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$558,548	40.0%	$536,766	45.9%	$1,095,314	42.7%
Labor	154,324	11.0%	145,608	12.5%	299,932	11.7%
Overhead	199,755	14.3%	179,851	15.4%	379,606	14.8%
Other/Warranty	8,975	0.6%	18,538	1.6%	27,513	1.1%
Total cost of sales	$921,602	65.9%	$880,763	75.4%	$1,802,365	70.3%
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
Corporate non-allocated operating expenses increased $7.7 million in 2014 primarily due to higher administrative costs associated with growing our business.
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

Liquidity and Capital Resources
Liquidity is provided by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2015	2014	2013
Cash provided by (used for):
Operating activities	$448,260	$472,385	$235,653
Investing activities	(380,136)	(347,678)	(258,692)
Financing activities:
Proceeds from debt	787,400	563,400	959,067
Payments of debt	(612,680)	(493,819)	(829,842)
Stock repurchase	(387,787)	(26,757)	(32,998)
Cash dividends	(26,963)	(19,246)	(12,644)
Other	(8,884)	1,928	9,431

Operating activities. In 2015, 2014 and 2013, cash provided by operations was $448.3 million, $472.4 million and $235.7 million, respectively. In comparison to 2014, cash provided by operations in 2015 decreased due to unfavorable working capital requirements partially offset by higher operating results. The unfavorable working capital requirements primarily related to an unfavorable change in accounts payable and accrued liabilities of $132.0 million and $86.9 million, respectively. These cash outflows were partially offset by a favorable change in accounts receivable of $38.9 million driven by collections due to achieving certain project related milestones and a favorable change in inventory of $84.2 million due to successful efforts to control the amount of inventory on hand.
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
Investing activities. In 2015, 2014 and 2013, cash used in investing activities was $380.1 million, $347.7 million and $258.7 million, respectively. The major components of the cash outflow in 2015 were planned additions to property, plant, and equipment of $49.4 million for continued investments in our facilities and manufacturing processes and $129.6 million in net cash paid for acquisitions.  This compares to $47.7 million for property, plant, and equipment and $300.4 million in net cash paid for acquisitions in 2014.  Refer to Note 4 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities. In 2015, cash used for financing activities was $248.9 million, which included $787.4 million in proceeds from the revolving credit facility debt, $612.7 million of repayments of debt on the revolving credit facility, $27.0 million of dividend payments and $387.8 million of Wabtec stock repurchases. In 2014, cash provided by financing activities was $25.5 million, which included $563.4 million in proceeds from the revolving credit facility debt, $493.8 million of repayments of debt on the revolving credit facility, $19.2 million of dividend payments and $26.8 million of Wabtec stock repurchases.
The following table shows outstanding indebtedness at December 31, 2015 and 2014.

	December 31,
In thousands	2015	2014
4.375% Senior Notes, due 2023	$250,000	$250,000
Revolving Credit Facility	445,000	270,000
Capital Leases	727	1,195
Total	695,727	521,195
Less - current portion	433	792
Long-term portion	$695,294	$520,403

Cash balances at December 31, 2015 and 2014 were $226.2 million and $425.8 million, respectively.

2013 Refinancing Credit Agreement
On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the company with a $800.0 million, five- year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At December 31, 2015, the Company had available bank borrowing capacity, net of $21.9 million of letters of credit, of approximately $333.1 million, subject to certain financial covenant restrictions.
Under the 2013 Refinancing Credit Agreement, the Company may elect a Base Rate of interest for U.S. Dollar denominated loans or, for certain currencies,  an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest, or other rates appropriate for such currencies  (in any case, “the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranges from 0 basis points to 75 basis points . The Alternate Rate is based on the quoted rates specific to the applicable currency, plus a margin that ranges from 75 basis points to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 0 basis points and the Alternate Rate margin is 75 basis points.
At December 31, 2015, the weighted average interest rate on the Company’s variable rate debt was 1.10%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement is November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for these agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with an excellent credit rating and history of performance.  The Company currently believes the risk of nonperformance is negligible.

The 2013 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2013 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to cash flow ratio of 3.25. The Company does not expect that these measurements will limit the Company in executing it's operating activities. See Note 9 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
2011 Refinancing Credit Agreement
On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provided the Company with a $600.0 million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility was set to expire on November 7, 2016.
Under the 2011 Refinancing Credit Agreement, the Company may have elected a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusted on a daily basis and was the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points plus a margin that ranged from 0 basis points to 0.75 basis points. The Alternate Rate was based on quoted LIBOR rates plus a margin that ranged from 0.75 basis points to 175 basis points. Both the Base Rate and Alternate Rate margins were dependent on the Company’s consolidated total indebtedness to cash flow ratios. The current Base Rate margin was 0 basis points and the Alternate Rate margin was 100 basis points.

4.375% Senior Notes Due August 2023
In August 31, 2013, the Company issued $250.0 million of Senior Notes due in 2023 (“the 2013 Notes”).   Interest on the 2013 Notes accrues at a rate of 4.375% per annum and is payable semi-annually on February 15 and August 15 of each year.  The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.  The principal balance is due in full at maturity.  The Company incurred $2.6 million of deferred financing costs related to the issuance of the 2013 Notes.
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
6.875% Senior Notes Due August 2013
In August 31, 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the 2003 Notes”). The 2003 Notes were issued at par. Interest on the 2003 Notes accrued at a rate of 6.875% per annum and was payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement and for general corporate purposes. The Company paid off the 2003 Notes, which matured on July 31, 2013 utilizing available capacity under it's 2011 Refinancing Credit Agreement.

Contractual Obligations and Off-Balance Sheet Arrangements
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2015:

		Less than	1 - 3	3 - 5	More than
In thousands	Total	1 year	years	years	5 years
Operating activities:
Purchase obligations (1)	$118,032	$44,441	$50,146	$21,634	$1,811
Operating leases (2)	97,816	18,106	25,708	18,984	35,018
Pension benefit payments (3)	112,206	10,338	21,655	22,353	57,860
Postretirement benefit payments (4)	12,222	1,378	2,550	2,476	5,818
Financing activities:
Interest payments (5)	99,254	15,910	31,809	21,912	29,623
Long-term debt (6)	695,727	464	445,196	40	250,027
Dividends to shareholders (7)	29,388	29,388	—	—	—
Investing activities:
Capital projects (8)	62,356	62,356	—	—	—
Other:
Standby letters of credit (9)	54,261	39,679	7,410	1,808	5,364
Total	$1,281,262	$222,060	$584,474	$89,207	$385,521

(1)
Purchase obligations represent non-cancelable contractual obligations at December 31, 2015.  In addition, the Company had $254.3 million of open purchase orders for which the related goods or services had not been received.  Although open purchase orders are considered enforceable and legally binding, their terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(2)	Future minimum payments for operating leases are disclosed by year in Note 15 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(3)
Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute about $6.2 million to pension plan investments in 2016. See further disclosure in Note 10 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

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

(6)	Scheduled principal repayments of outstanding loan balances are disclosed in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(7)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $29.4 million.

(8)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2016 budget amount was approved at the December 2015 Board of Directors meeting.

(9)
The $54.3 million of standby letters of credit is comprised of $53.8 million in outstanding letters of credit for performance and bid bond purposes and $0.5 million in interest, which expire in various dates through 2050. Amounts include interest payments based on contractual terms and the Company’s current interest rate.

The above table does not reflect uncertain tax positions of $10.6 million, the timing of which are uncertain except for $2.1 million that may become payable during 2016. Refer to Note 11 of the “Notes to Consolidated Financial Statements” for additional information on uncertain tax positions.

Obligations for operating activities. The Company has entered into $118.0 million of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post-retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $11.7 million and $12.7 million in 2015 and 2014, respectively. Benefits paid for post-retirement plans were $1.6 million and $1.0 million in 2015 and in 2014, respectively.
Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments, interest payments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $29.4 million annually.
The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2015 initial value of performance bonds issued on the Company’s behalf is about $203.4 million.
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
Critical Accounting Estimates
The preparation of the financial statements in accordance with generally accepted accounting principles requires Management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for allowance for doubtful accounts, inventories, the testing of goodwill and other intangibles for impairment, warranty reserves, pensions and other postretirement benefits, stock based compensation and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, Management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. A discussion of the judgments and uncertainties associated with accounting for derivatives and environmental matters can be found in Notes 3 and 19, respectively, in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
A summary of the Company’s significant accounting policies is included in Note 3 in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report and is incorporated by reference herein. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.
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
Effect if Actual Results Differ From Assumptions If the market value of our products were to decrease due to changing market conditions, the Company could be at risk of incurring write-downs to adjust inventory value to a market value lower than stated cost. If our estimates regarding sales and backlog requirements are inaccurate, we may be exposed to the expense of increasing our reserves for slow moving and obsolete inventory.
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
Effect if Actual Results Differ From Assumptions Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual amounts realized may differ from those used to evaluate the impairment of goodwill. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations. For example, based on the last quantitative analysis performed as of October 1, 2013, a decline in the terminal growth rate greater than 50 basis points would decrease fair market value by $175.2 million, or an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $482.9 million. Even with such changes the fair value of the reporting units would be greater than their net book values, necessitating no Step 2 calculations. See Note 3 in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for additional discussion regarding impairment testing.
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
Effect if Actual Results Differ From Assumptions If assumptions used in determining the pension and other postretirement benefits change significantly, these costs can fluctuate materially from period to period. The key assumptions in determining the pension and other postretirement expense and obligation include the discount rate, expected return on assets and health care cost trend rate. For example, a 1% decrease or increase in the discount rate used in determining the pension and postretirement expense would increase expense $2.0 million or decrease expense $2.3 million, respectively. A 1% decrease or increase in the discount rate used in determining the pension and postretirement obligation would increase the obligation $34.7 million or decrease the obligation $42.6 million, respectively. A 1% decrease or increase in the expected return on assets used in determining the pension expense would increase or decrease expense $2.1 million, respectively. If the actual asset values at December 31, 2015 had been 1% lower, the amortization of losses in the following year would decrease $0.1 million. A 1% decrease or increase in the health care cost trend rate used in determining the postretirement expense would increase the expense $0.04 million or decrease expense $0.02 million. A 1% decrease or increase in the health care cost trend rate used in determining the postretirement obligation would increase or decrease the obligation $0.3 million, respectively.
Stock-based Compensation:
Description The Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. The program is structured as a rolling three-year plan; each year starts a new three-year performance cycle with the most recently commenced cycle being 2013-2015. No incentive stock units will vest for performance below the three-year cumulative threshold.  The Company utilizes an economic profit measure for this performance goal.  Economic profit is a measure of the extent to which the Company produces financial results in excess of its cost of capital.  Based on the Company’s achievement of the threshold and three-year cumulative performance, the stock units vested can range from 0% to 200% of the shares granted.
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
Effect if Actual Results Differ From Assumptions If assumptions used in determining the estimated three-year performance change significantly, stock-based compensation expense related to the unvested incentive stock awards can fluctuate materially from period to period.  For example a 10% decrease or increase in the estimated vesting percentage for incentive stock awards would decrease or increase stock-based compensation expense by approximately $1.4 million and $1.4 million, respectively.
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
Effect if Actual Results Differ From Assumptions Should market conditions and customer demands dictate changes to our standard shipping terms, the Company may be impacted by longer than typical revenue recognition cycles. The development of expected contract costs and contract profit margin percentages involves procedures and personnel in all areas that provide financial or production information on the status of contracts. Due to the significance of judgment in the estimation process, it is likely that materially different revenue amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined profit margin for all contracts recognized on the percentage of completion method during 2015 had been estimated to be higher or lower by 1%, it would have increased or decreased revenue and gross profit for the year by approximately $12.2 million. A few of our contracts are expected to be completed in a loss position. Provisions are made currently for estimated losses on uncompleted contracts. A charge to expense for unrecognized portions of pre-production costs could be realized if the Company’s estimate of the number of units to be delivered changes or the underlying contract is cancelled.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 42% and 23% of total long-term debt at December 31, 2015 and 2014, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at December 31, 2015 would increase or decrease interest expense by about $3.0 million.
To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into interest rate swap agreements which effectively converted a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 3 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2015, approximately 53% of Wabtec’s net sales were in the United States, 11% in the United Kingdom, 6% in Canada, 6% in Mexico, 3% in Australia, 3% in Brazil, 3% in Germany, 3% in China, and 12% in other international locations. (See Note 20 of “Notes in Consolidated Financial Statements” included in Part IV, Item 15 of this report). To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 3 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for more information regarding foreign currency exchange risk.
Our market risk exposure is not substantially different from our exposure at December 31, 2014.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements and supplementary data are set forth in Item 15 of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with our independent registered public accountants.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2015. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting appears on page 59 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Ernst & Young LLP attestation report on internal control over financial reporting appears on page 61 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION
None.

PART III
Items 10 through 14.
In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2016, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015. Information relating to the executive officers of the Company is set forth in Part I.
Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to all of our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.
This table provides aggregate information as of December 31, 2015 concerning equity awards under Wabtec’s compensation plans and arrangements.

	(a) Number of securities to be issued upon exercise of outstanding options,	(b) Weighted-average exercise price of outstanding options warrants	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by shareholders	1,097,323	$32.70	2,703,673
Equity compensation plans not approved by shareholders	—	—	—
Total	1,097,323	$32.70	2,703,673

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

		Page
(1)	Financial Statements and Reports on Internal Control
	Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	44
	Report of Independent Registered Public Accounting Firm	45
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	46
	Consolidated Balance Sheets as of December 31, 2015 and 2014	47
	Consolidated Statements of Income for the three years ended December 31, 2015, 2014 and 2013	48
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015, 2014 and 2013	49
	Consolidated Statements of Cash Flows for the three years ended December 31, 2015, 2014 and 2013	50
	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2015, 2014 and 2013	51
	Notes to Consolidated Financial Statements	52
(2)	Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	79
		Filing Method
	Exhibits
2.1	Offer relating to Faiveley Transport, S.A. among Financiere Faiveley S.A., Famille Faiveley Participations, Francois Faiveley, Erwan Faiveley, FW Acquisition, LLC, and Wabtec Corporation dated as of July 27, 2015	14
2.2	Exclusivity Agreement among Financiere Faiveley S.A., Famille Faiveley Participations Francois Faiveley, Erwan Faiveley, FW Acquisition, LLC, and Wabtec Corporation dated as of July 27, 2015	14
2.3	Share Purchase Agreement among Financiere Faiveley S.A., Famille Faiveley Participations Francois Faiveley, Erwan Faiveley, FW Acquisition, LLC and Wabtec Corporation dated as of October 6, 2015	15
2.4	Tender Offer Agreement among Faiveley Transport S.A., FW Acquisition, LLC, and Wabtec Corporation dated as of October 6, 2015	15
2.5	Shareholder's Agreement among Financiere Faiveley S.A., FW Acquisition, LLC, and Wabtec Corporation dated as of October 6, 2015	15
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	9
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013	11
3.3	Amended and By-Laws of the Company, effective May 14, 2014	8
4.1	Indenture, dated August 8, 2013 by and between the Company and Wells Fargo, National Association, as Trustee	12
4.2	First Supplemental Indenture, dated August 8, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee	12
4.3	Form of 4.375% Senior Note due 2023 (included in Exhibit 4.2)	12
10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2

10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2
10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2
10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	4
10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended *	4
10.6	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	3
10.7	Form of Restricted Stock Agreement *	10
10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan *	5
10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	6
10.1	First Amended and Restated Refinancing Credit Agreement, dated as of December 19, 2013, by and among the Company, Wabtec Cooperatief UA, certain subsidiaries as the guarantors, the lenders party thereto and, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., as Joint Lead Arranges and Joint Book Runners, JP Morgan Chase Bank, N.A. as Syndication Agent, Bank of America, N.A., and Citizens Bank of Pennsylvania, Branch Banking and Trust Company and The Bank of Toyko-Mitsubish UFJ, Ltd., as Co-Documentation Agents	13
10.1	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Raymond T. Betler, Charles F. Kovac, R. Mark Cox, David L. DeNinno, Patrick D. Dugan, Scott E. Wahlstrom and Timothy R. Wesley*	7
10.1	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009 *	10
10.1	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	10
10.1	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended *	10
10.2	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended *	10
21.0	List of subsidiaries of the Company	1
23.1	Consent of Ernst & Young LLP	1
31.1	Rule 13a-14(a)/15d-14(a) Certifications	1
31.2	Rule 13a-14(a)/15d-14(a) Certifications	1
32.1	Section 1350 Certifications	1
101.INS	XBRL Instance Document.	1
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	1
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).

3	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.

4	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on April 13, 2006.

5	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on March 31, 2011.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-13782) for the period ended September 30, 2008.

7	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782) dated July 2, 2009.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated May 19, 2014.

9	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 25, 2011.

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 22, 2013.

11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated May 15, 2013.

12	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated August 8, 2013.

13	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 21, 2014.

14	Filed as an exhibit to the COmpany's Current Report on Form 8-K (File No. 1-13782), dated July 30, 2015.

15	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated October 6, 2015.

*	Management contract or compensatory plan.

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
Management has excluded Relay Monitoring Systems PTY Ltd. ("RMS"), Track IQ, Metalocaucho ("MTC"), and Railroad Controls, L.P. ("RCL") from its assessment of internal controls over financial reporting as of December 31, 2015 because the Company acquired RMS effective October 30, 2015, Track IQ effective October 8, 2015, MTC effective June 17, 2015, and RCL effective February 4, 2015. RMS, Track IQ, MTC, and RCL are wholly owned subsidiaries whose total assets represents 0.8%, 0.4%, 1.0%, and 2.8%, respectively, and whose total net assets represents 0.6%, 1.3%, 1.6%, and 5.2%, respectively, and whose customer revenues represents 0.0%, 0.1%, 0.4%, and 3.2%, respectively, and net income represents 0.0%, 0.2%, 0.0%, and 3.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:
We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2016, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:
We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Relay Monitoring Systems PTY Ltd. ("RMS"), Track IQ, Metalocaucho ("MTC"), and Railroad Controls, L.P. ("RCL") which are included in the 2015 consolidated financial statements of Westinghouse Air Brake Technologies Corporation and constituted 0.8%, 0.4%, 1.0%, and 2.8%, respectively, of total assets and 0.6%, 1.3%, 1.6%, and 5.2%, respectively, of total net assets as of December 31, 2015, and 0.0%, 0.1%, 0.4%, and 3.2%, respectively, of net sales and 0.0%, 0.2%, 0.0%, and 3.9%, respectively, of net income for the year then ended.  Our audit of internal control over financial reporting of Westinghouse Air Brake Technologies Corporation also did not include an evaluation of the internal control over financial reporting of RMS, Track IQ, Metalocaucho and RCL.
In our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 19, 2016, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania
February 19, 2016

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except shares and par value	2015	2014
Assets
Current Assets
Cash and cash equivalents	$226,191	$425,849
Accounts receivable	494,975	443,464
Unbilled accounts receivable	103,814	187,762
Inventories	478,574	510,949
Deposits in Escrow	202,942	—
Deferred income taxes	71,658	43,953
Other assets	34,294	25,887
Total current assets	1,612,448	1,637,864
Property, plant and equipment	717,295	683,034
Accumulated depreciation	(364,102)	(343,923)
Property, plant and equipment, net	353,193	339,111
Other Assets
Goodwill	858,532	862,338
Other intangibles, net	440,534	422,811
Other noncurrent assets	35,628	41,717
Total other assets	1,334,694	1,326,866
Total Assets	$3,300,335	$3,303,841
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$319,525	$399,845
Customer deposits	106,127	111,797
Accrued compensation	69,892	70,857
Accrued warranty	72,678	68,031
Current portion of long-term debt	433	792
Commitment and contingencies	494	762
Other accrued liabilities	95,627	86,718
Total current liabilities	664,776	738,802
Long-term debt	695,294	520,403
Accrued postretirement and pension benefits	55,765	81,908
Deferred income taxes	139,852	112,915
Commitment and contingencies	943	973
Accrued warranty	19,386	19,818
Other long-term liabilities	22,980	20,724
Total liabilities	1,598,996	1,495,543
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 91,836,106 and 96,274,395 outstanding
at December 31, 2015 and December 31, 2014, respectively	1,323	1,323
Additional paid-in capital	469,326	448,531
Treasury stock, at cost, 40,513,428 and 36,075,139 shares, at
December 31, 2015 and December 31, 2014, respectively	(775,124)	(392,262)
Retained earnings	2,280,801	1,909,136
Accumulated other comprehensive loss	(276,719)	(159,486)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	1,699,607	1,807,242
Non-controlling interest (minority interest)	1,732	1,056
Total shareholders’ equity	1,701,339	1,808,298
Total Liabilities and Shareholders’ Equity	$3,300,335	$3,303,841

The accompanying notes are an integral part of these statements.

 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
In thousands, except per share data
Net sales	$3,307,998	$3,044,454	$2,566,392
Cost of sales	(2,260,182)	(2,108,472)	(1,802,365)
Gross profit	1,047,816	935,982	764,027
Selling, general and administrative expenses	(347,373)	(324,539)	(262,718)
Engineering expenses	(71,213)	(61,886)	(46,289)
Amortization expense	(21,663)	(22,448)	(17,710)
Total operating expenses	(440,249)	(408,873)	(326,717)
Income from operations	607,567	527,109	437,310
Other income and expenses
Interest expense, net	(16,888)	(17,574)	(15,341)
Other (expense), net	(5,311)	(1,680)	(882)
Income from operations before income taxes	585,368	507,855	421,087
Income tax expense	(186,740)	(156,175)	(128,852)
Net income attributable to Wabtec shareholders	$398,628	$351,680	$292,235
Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$4.14	$3.66	$3.05
Diluted
Net income attributable to Wabtec shareholders	$4.10	$3.62	$3.01
Weighted average shares outstanding
Basic	96,074	95,781	95,463
Diluted	97,006	96,885	96,832

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
In thousands, except per share data
Net income attributable to Wabtec shareholders	$398,628	$351,680	$292,235
Foreign currency translation (loss) gain	(132,899)	(111,776)	5,345
Unrealized (loss) gain on derivative contracts	(1,202)	(338)	810
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	26,689	(18,508)	21,102
Other comprehensive (loss) income before tax	(107,412)	(130,622)	27,257
Income tax benefit (expense) related to components of
other comprehensive (loss) income	(9,821)	5,992	(8,549)
Other comprehensive (loss) income, net of tax	(117,233)	(124,630)	18,708
Comprehensive income attributable to Wabtec shareholders	$281,395	$227,050	$310,943

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2015	2014	2013
In thousands, except per share data
Operating Activities
Net income attributable to Wabtec shareholders	$398,628	$351,680	$292,235
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	64,734	61,261	51,193
Stock-based compensation expense	26,019	26,134	24,107
Deferred income taxes	4,981	(7,054)	15,248
Loss (gain) on disposal of property, plant and equipment	587	812	(15)
Excess income tax benefits from exercise of stock options	(2,584)	(3,020)	(4,266)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	21,500	(17,413)	(149,699)
Inventories	20,147	(64,089)	26,060
Accounts payable	(76,650)	55,378	60,976
Accrued income taxes	21,740	23,763	(15,033)
Accrued liabilities and customer deposits	(14,837)	68,729	(48,831)
Other assets and liabilities	(16,005)	(23,796)	(16,322)
Net cash provided by operating activities	448,260	472,385	235,653
Investing Activities
Purchase of property, plant and equipment	(49,428)	(47,662)	(41,238)
Proceeds from disposal of property, plant and equipment	1,784	421	6,000
Acquisitions of business, net of cash acquired	(129,550)	(300,437)	(223,454)
Deposit in escrow	(202,942)	—	—
Net cash used for investing activities	(380,136)	(347,678)	(258,692)
Financing Activities
Proceeds from debt	787,400	563,400	959,067
Payments of debt	(612,680)	(493,819)	(829,842)
Stock re-purchase	(387,787)	(26,757)	(32,998)
Proceeds from exercise of stock options and other benefit plans	3,097	3,337	5,165
Excess income tax benefits from exercise of stock options	2,584	3,020	4,266
Payment of income tax withholding on share-based compensation	(14,565)	—	—
Earn-out settlement	—	(4,429)	—
Cash dividends ($0.28, $0.20 and $0.13 per share for the years
ended December 31, 2015, 2014 and 2013)	(26,963)	(19,246)	(12,644)
Net cash (used for) provided by financing activities	(248,914)	25,506	93,014
Effect of changes in currency exchange rates	(18,868)	(10,124)	19
(Decrease) increase in cash	(199,658)	140,089	69,994
Cash, beginning of year	425,849	285,760	215,766
Cash, end of year	$226,191	$425,849	$285,760

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Common Stock	Additional Paid-in	Treasury Stock	Treasury Stock	Retained	Accumulated Other Comprehensive
In thousands, except share and per share data	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
Balance, December 31, 2012	132,349,534	$1,323	$381,348	(36,518,656)	$(349,388)	$1,297,111	$(53,564)	$1,276,830
Cash dividends ($0.13 dividend per share)	—	—	—	—	—	(12,644)	—	(12,644)
Proceeds from treasury stock issued from the exercise of stock
options and other benefit plans, net of tax	—	—	11,815	586,175	9,417	—	—	21,232
Stock based compensation	—	—	21,896	—	—	—	—	21,896
Net income	—	—	—	—	—	292,235	—	292,235
Translation adjustment	—	—	—	—	—	—	5,345	5,345
Unrealized (loss) on foreign exchange contracts, net of $61 tax	—	—	—	—	—	—	(195)	(195)
Unrealized gain on interest rate swap contracts, net of $422 tax	—	—	—	—	—	—	644	644
Stock re-purchase	—	—	—	(507,105)	(32,998)	—	—	(32,998)
Balance, December 31, 2013	132,349,534	1,323	415,059	(36,439,586)	(372,969)	1,576,702	(34,856)	1,585,259
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(19,246)	—	(19,246)
Proceeds from treasury stock issued from the exercise of stock
options and other benefit plans, net of tax	—	—	9,997	711,247	7,464	—	—	17,461
Stock based compensation	—	—	23,475	—	—	—	—	23,475
Net income	—	—	—	—	—	351,680	—	351,680
Translation adjustment	—	—	—	—	—	—	(111,776)	(111,776)
Unrealized loss on foreign exchange contracts, net of $31 tax	—	—	—	—	—	—	(23)	(23)
Unrealized loss on interest rate swap contracts, net of $136 tax	—	—	—	—	—	—	(210)	(210)
Change in pension and post-retirement benefit plans, net of $5,887 tax	—	—	—	—	—	—	(12,621)	(12,621)
Stock re-purchase	—	—	—	(346,800)	(26,757)	—	—	(26,757)
Balance, December 31, 2014	132,349,534	1,323	448,531	(36,075,139)	(392,262)	1,909,136	(159,486)	1,807,242
Cash dividends ($0.28 dividend per share)	—	—	—	—	—	(26,963)	—	(26,963)
Proceeds from treasury stock issued from the exercise of stock
options and other benefit plans, net of tax	—	—	(2,918)	450,738	4,925	—	—	2,007
Stock based compensation	—	—	23,713	—	—	—	—	23,713
Net income	—	—	—	—	—	398,628	—	398,628
Translation adjustment	—	—	—	—	—	—	(132,899)	(132,899)
Unrealized loss on foreign exchange contracts, net of $14 tax	—	—	—	—	—	—	(66)	(66)
Unrealized loss on interest rate swap contracts, net of $444 tax	—	—	—	—	—	—	(678)	(678)
Change in pension and post-retirement benefit plans, net of $10,279 tax	—	—	—	—	—	—	16,410	16,410
Stock re-purchase	—	—	—	(4,889,027)	(387,787)	—	—	(387,787)
Balance, December 31, 2015	132,349,534	$1,323	$469,326	(40,513,428)	$(775,124)	$2,280,801	$(276,719)	$1,699,607

The accompanying notes are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In 2015, about 47% of the Company’s revenues came from customers outside the U.S.

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

•
Upon completion of required labor group consultations, on October 6, 2015, the 51% shareholders entered into a definitive share purchase agreement and Faiveley Transport entered into an acquisition agreement with Wabtec.

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

The total purchase price offered is about $1.8 billion, including assumed debt. Wabtec plans to fund the cash portion of the transaction with cash on hand, existing credit facilities and potentially other credit and debt financing. Prior to December 31, 2015, Wabtec set aside €186.9 million as an escrow deposit for the Faiveley Transport purchase. The combination of Wabtec and Faiveley Transport would create one of the world’s largest public rail equipment companies, with revenues of about $4.5 billion and a presence in all key freight rail and passenger transit geographies worldwide.
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
Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $5.6 million and $6.3 million as of December 31, 2015 and 2014, respectively.
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
For 2015, the Company opted to perform a qualitative goodwill assessment and determined that step two was not necessary.  In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Wabtec specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.
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

Warranty Costs Warranty costs are accrued based on Management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $35.4 million, $34.1 million and $22.9 million for 2015, 2014 and 2013, respectively. Accrued warranty was $92.1 million and $87.8 million at December 31, 2015 and 2014, respectively.
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
Financial Derivatives and Hedging Activities The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Foreign currency forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. At December 31, 2015, the Company had no material foreign currency forward contracts.
To reduce the impact of interest rate changes on a portion of it's variable-rate debt, the Company has entered into two forward starting interest rate swap agreement with a notional value of $150 million. As of December 31, 2015, the Company has recorded a current liability of $4.5 million and a corresponding offset in accumulated other comprehensive loss of $2.7 million, net of tax, related to these agreements. For further information regarding the forward starting interest rate swap agreements, see Footnote 9.
Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the period. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other (expense) income, net were $4.7 million, $2.4 million and $3.5 million for 2015, 2014 and 2013, respectively.
Noncontrolling Interests In accordance with ASC 810, the Company has classified noncontrolling interests as equity on our condensed consolidated balance sheets as of December 31, 2015 and 2014. Net income attributable to noncontrolling interests for the years ended December 31, 2015, 2014 and 2013 was not material.
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
In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $103.8 million and $187.8 million, customer deposits were $106.1 million and $111.8 million, and provisions for loss contracts were $11.8 million and $7.1 million at December 31, 2015 and 2014, respectively.

Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $30.3 million and $24.9 million at December 31, 2015 and 2014, respectively.
Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2015, 2014 or 2013.
Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling is classified as a component of cost of sales.
Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2015, 2014 and 2013, the Company incurred costs of approximately $71.2 million, $61.9 million, and $46.3 million, respectively.
Employees As of December 31, 2015, approximately 30% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective from 2015 through 2017. Agreements expiring in 2015 cover approximately 26% of the Company’s workforce.
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
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” as part of their simplification initiatives. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The update is effective for financial periods beginning after December 15, 2017; however, early application is permitted. The adoption of this standard is not expected to have a material impact to the financial statements.

4. ACQUISITIONS
The Company made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•
On October 30, 2015, the Company acquired Relay Monitoring Systems PTY Ltd. (“RMS”), an Australian based manufacturer of electrical protection and control products for a purchase price of approximately $18.7 million, net of cash acquired, resulting in preliminary goodwill of $7.6 million, none of which will be deductible for tax purposes.

•
On October 8, 2015, the Company acquired Track IQ, an Australian based manufacturer of wayside censor systems for the global rail industry for a purchase price of approximately $9.1 million, net of cash acquired, resulting in preliminary goodwill of $6.4 million, all of which will be deductible for tax purposes.

•
On February 4, 2015, the Company acquired Railroad Controls L.P. (“RCL”), a U.S. based provider of railway signal construction services for a purchase price of approximately $78.0 million, net of cash acquired, resulting in preliminary goodwill of $14.9 million, all of which will be deductible for tax purposes.

•
On September 3, 2014, the Company acquired C2CE Pty Ltd. (“C2CE”), a leading provider of railway signal design services in Australia, for a purchase price of approximately $25.5 million, net of cash acquired, resulting in additional goodwill of $15.9 million, none of which will be deductible for tax purposes.

For the RMS, Track IQ, and RCL acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions.  For the C2CE acquisition, the following table summarizes the final fair value of assets acquired and liabilities assumed at the date of acquisition.

	RMS	Track IQ	RCL	C2CE
	October 30,	October 8,	February 4,	September 3,
In thousands	2015	2015	2015	2014
Current assets	$3,605	$660	$16,421	$9,812
Property, plant & equipment	1,378	187	11,983	1,853
Goodwill	7,584	6,440	14,940	15,896
Other intangible assets	10,426	3,246	40,403	3,654
Total assets acquired	22,993	10,533	83,747	31,215
Total liabilities assumed	(4,283)	(1,430)	(5,736)	(5,736)
Net assets acquired	$18,710	$9,103	$78,011	$25,479

The Company made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•
On June 17, 2015 , the Company acquired Metalocaucho ("MTC"), a manufacturer of transit products, primarily rubber components for suspension and vibration control systems, for a purchase price of approximately $23.4 million, net of cash acquired, resulting in preliminary goodwill of $12.1 million, none of which will be deductible for tax purposes.

•
On August 21, 2014, the Company acquired Dia-Frag, a leading manufacturer of friction products in Brazil, for a purchase price of approximately $70.6 million, net of cash acquired, resulting in additional goodwill of $35.9 million, none of which will be deductible for tax purposes.

•
On June 6, 2014, the Company acquired Fandstan Electric Group Ltd. (“Fandstan”), a leading rail and industrial equipment manufacturer for a variety of markets, including rail and tram transportation, industrial and energy, for a purchase price of approximately $199.4 million, net of cash acquired, resulting in additional goodwill of $62.5 million, none of which will be deductible for tax purposes.

 For the MTC acquisition, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. For the Dia-Frag and Fandstan acquisitions, the following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the acquisitions.

	MTC	Dia-Frag	Fandstan
	June 17,	August 19,	June 6,
In thousands	2015	2014	2014
Current assets	$10,906	$12,158	$124,280
Property, plant & equipment	1,510	13,749	67,948
Goodwill	12,141	35,850	62,476
Other intangible assets	7,649	26,150	50,598
Other assets	114	66	216
Total assets acquired	32,320	87,973	305,518
Total liabilities assumed	(8,960)	(17,332)	(106,114)
Net assets acquired	$23,360	$70,641	$199,404

The 2015 acquisitions listed above include escrow deposits of $36.7 million, which may be released to the Company for indemnity and other claims in accordance with the purchase and escrow agreements.

The total goodwill and other intangible assets for acquisitions listed in the tables above was $297.4 million, of which $155.3 million and $142.1 million was related to goodwill and other intangible assets, respectively.  Of the allocation of $142.1 million of acquired intangible assets, $106.0 million was assigned to customer relationships, $27.4 million was assigned to trade names, $2.4 million was assigned to non-compete agreements and $6.3 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the customer relationships’ useful life is 20 years and the non-compete agreements' useful life is five years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred January 1, 2014:

	For the year ended December 31,
In thousands	2015	2014
Net sales	$3,340,294	$3,309,365
Gross profit	1,061,080	1,022,391
Net income attributable to Wabtec shareholders	400,692	380,076
Diluted earnings per share
As Reported	$4.10	$3.62
Pro forma	$4.13	$3.91

5. SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended December 31,
	2015	2014	2013
In thousands
Interest paid during the year	$19,372	$18,445	$15,601
Income taxes paid during the year, net of amount refunded	$147,958	$125,212	$137,945
Business acquisitions:
Fair value of assets acquired	155,274	454,596	267,306
Liabilities assumed	20,409	124,005	44,846
Cash paid	134,865	330,591	222,460
Less cash acquired	5,681	30,154	671
Net cash paid	$129,184	$300,437	$221,789

On November 9, 2015, the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. Through December 31, 2015, purchases have totaled $316.7 million leaving $33.3 million under the authorization.

On February 9, 2016 the Board of Directors amended its stock repurchase authorization to $350 million of the Company's outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which $33.3 million remained.

The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conform to the requirements under the 2013 Refinancing Credit Agreement, as well as the Notes currently outstanding.
During the first and second quarters of 2015, no shares were repurchased. During the third quarter of 2015, the Company repurchased 237,027 shares at an average price of $94.23 per share. During the fourth quarter of 2015, 4,652,000 shares were repurchased at an average price of $78.56 per share. All purchases were on the open market.
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

6. INVENTORIES
The components of inventory, net of reserves, were:

	December 31,
In thousands	2015	2014
Raw materials	$180,128	$222,059
Work-in-progress	171,217	154,094
Finished goods	127,229	134,796
Total inventories	$478,574	$510,949

7. PROPERTY, PLANT & EQUIPMENT
The major classes of depreciable assets are as follows:

	December 31,
In thousands	2015	2014
Machinery and equipment	$502,086	$476,467
Buildings and improvements	170,668	180,227
Land and improvements	41,671	23,440
Locomotive leased fleet	2,870	2,900
PP&E	717,295	683,034
Less: accumulated depreciation	(364,102)	(343,923)
Total	$353,193	$339,111

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Building and improvements	20 to 40
Machinery and equipment	3 to 15

Depreciation expense was $43.1 million, $38.8 million, and $33.5 million for 2015, 2014 and 2013, respectively.

8. INTANGIBLES
Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles with definite lives are amortized on a straight-line basis over their estimated economic lives. Goodwill and indefinite lived intangible assets are reviewed annually during the fourth quarter for impairment (See Note 3 “Summary of Significant Accounting Policies” included herein). Goodwill and indefinite live intangible assets were not impaired at December 31, 2015 and 2014.
The change in the carrying amount of goodwill by segment for the year ended December 31, 2015 is as follows:

	Freight	Transit
In thousands	Segment	Segment	Total
Balance at December 31, 2014	$515,067	$347,271	$862,338
Adjustment to preliminary purchase allocation	(1,210)	(4,056)	(5,266)
Acquisitions	28,964	12,140	41,104
Foreign currency impact	(10,856)	(28,788)	(39,644)
Balance at December 31, 2015	$531,965	$326,567	$858,532

As of December 31, 2015 and 2014, the Company’s trademarks had a net carrying amount of $167.4 million and $170.1 million, respectively, and the Company believes these intangibles have indefinite lives. Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

	December 31,
In thousands	2015	2014
Patents, non-compete and other intangibles, net of accumulated
amortization of $40,936 and $39,780	$11,403	$14,722
Customer relationships, net of accumulated amortization
of $70,493 and $56,684	261,751	237,983
Total	$273,154	$252,705

The remaining weighted average useful lives of patents, customer relationships and intellectual property were 10 years, 16 years and 14 years respectively. Amortization expense for intangible assets was $21.7 million, $22.4 million, and $17.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Estimated amortization expense for the five succeeding years is as follows (in thousands):

2016	$20,775
2017	18,889
2018	18,146
2019	17,478
2020	17,018

9. LONG-TERM DEBT
Long-term debt consisted of the following:

	December 31,
In thousands	2015	2014
4.375% Senior Notes, due 2023	$250,000	$250,000
Revolving Credit Facility	445,000	270,000
Capital Leases	727	1,195
Total	695,727	521,195
Less - current portion	433	792
Long-term portion	$695,294	$520,403

2013 Refinancing Credit Agreement
On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the company with a $800.0 million, five- year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At December 31, 2015, the Company had available bank borrowing capacity, net of $21.9 million of letters of credit, of approximately $333.1 million, subject to certain financial covenant restrictions.
Under the 2013 Refinancing Credit Agreement, the Company may elect a Base Rate of interest for U.S. Dollar denominated loans or, for certain currencies,  an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest, or other rates appropriate for such currencies  (in any case, “the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranges from 0 basis points to 75 basis points . The Alternate Rate is based on the quoted rates specific to the applicable currency, plus a margin that ranges from 75 basis points to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 0 basis points and the Alternate Rate margin is 75 basis points.
At December 31, 2015 the weighted average interest rate on the Company’s variable rate debt was 1.10%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement is November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for these agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with an excellent credit rating and history of performance.  The Company currently believes the risk of nonperformance is negligible.

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
2011 Refinancing Credit Agreement
On November 7, 2011, the Company refinanced its existing revolving credit and term loan facility with a consortium of commercial banks. This “2011 Refinancing Credit Agreement” provided the company with a $600.0 million, five-year revolving credit facility. The Company incurred approximately $1.9 million of deferred financing cost related to the 2011 Refinancing Credit Agreement. The facility was set to expire on November 7, 2016.
Under the 2011 Refinancing Credit Agreement, the Company may have elected a Base Rate of interest or an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest (“the Alternate Rate”). The Base Rate adjusted on a daily basis and was the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points plus a margin that ranged from 0 basis points to 75 basis points. The Alternate Rate was based on quoted LIBOR rates plus a margin that ranged from 75 basis points to 175 basis points. Both the Base Rate and Alternate Rate margins were dependent on the Company’s consolidated total indebtedness to cash flow ratios. The current Base Rate margin was 0 basis points and the Alternate Rate margin was 100 basis points.
4.375% Senior Notes Due August 2023
In August 31, 2013, the Company issued $250.0 million of Senior Notes due in 2023 (“the 2013 Notes”).   Interest on the 2013 Notes accrues at a rate of 4.375% per annum and is payable semi-annually on February 15 and August 15 of each year.  The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.  The principal balance is due in full at maturity.  The Company incurred $2.6 million of deferred financing costs related to the issuance.
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
6.875% Senior Notes Due August 2013
In August 31, 2003, the Company issued $150.0 million of Senior Notes due in 2013 (“the 2003 Notes”). The 2003 Notes were issued at par. Interest on the 2003 Notes accrued at a rate of 6.875% per annum and was payable semi-annually on January 31 and July 31 of each year. The proceeds were used to repay debt outstanding under the Company’s existing credit agreement and for general corporate purposes. The Company paid off the 2003 Notes, which matured on July 31, 2013 utilizing available capacity under the 2011 Refinancing Credit Agreement.
Debt and Capital Leases

Scheduled principal repayments of debt and capital lease balances as of December 31, 2015 are as follows:

2016	$464
2017	128
2018	445,068
2019	29
2020	11
Future years	250,027
Total	$695,727

10. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German, and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee. The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.
Obligations and Funded Status

	U.S.		International
In thousands	2015	2014	2015	2014
Change in projected benefit obligation
Obligation at beginning of year	$(50,154)	$(47,090)	$(219,225)	$(170,931)
Service cost	(381)	(334)	(2,015)	(2,138)
Interest cost	(1,914)	(2,070)	(7,091)	(8,102)
Employee contributions	—	—	(503)	(385)
Plan curtailments and amendments	—	—	—	473
Benefits paid	3,628	5,083	8,028	7,616
Acquisition	—	—	—	(39,381)
Actuarial gain (loss)	2,701	(5,743)	3,084	(23,335)
Effect of currency rate changes	—	—	22,411	16,958
Obligation at end of year	$(46,120)	$(50,154)	$(195,311)	$(219,225)
Change in plan assets
Fair value of plan assets at beginning of year	$41,503	$42,980	$182,254	$156,705
Actual return on plan assets	(235)	3,606	6,572	17,363
Employer contributions	—	—	6,746	6,036
Employee contributions	—	—	503	385
Benefits paid	(3,628)	(5,083)	(8,028)	(7,616)
Acquisition	—	—	—	23,444
Effect of currency rate changes	—	—	(19,978)	(14,063)
Fair value of plan assets at end of year	$37,640	$41,503	$168,069	$182,254
Funded status
Fair value of plan assets	$37,640	$41,503	$168,069	$182,254
Benefit obligations	(46,120)	(50,154)	(195,311)	(219,225)
Funded status	$(8,480)	$(8,651)	$(27,242)	$(36,971)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—	$5,554	$2,424
Current liabilities	—	—	(362)	(398)
Noncurrent liabilities	(8,480)	(8,651)	(32,434)	(38,997)
Net amount recognized	$(8,480)	$(8,651)	$(27,242)	$(36,971)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$(275)	$(449)
Prior service cost	(11)	(13)	(80)	(157)
Net actuarial loss	(23,305)	(24,665)	(41,782)	(49,180)
Net amount recognized	$(23,316)	$(24,678)	$(42,137)	$(49,786)

 The aggregate accumulated benefit obligation for the U.S. pension plans was $45.2 million and $49.3 million as of December 31, 2015 and 2014, respectively. The aggregate accumulated benefit obligation for the international pension plans was $190.2 million and $213.4 million as of December 31, 2015 and 2014, respectively.

	U.S.		International
In thousands	2015	2014	2015	2014
Information for pension plans with accumulated benefit obligations in excess of Plan assets:
Projected benefit obligation	$(46,120)	$(50,154)	$(195,311)	$(143,121)
Accumulated benefit obligation	(45,201)	(49,303)	(190,188)	(138,443)
Fair value of plan assets	37,640	41,503	168,069	104,232
Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$(46,120)	$(50,154)	$(135,168)	$(151,920)
Fair value of plan assets	37,640	41,503	102,372	112,526

Components of Net Periodic Benefit Costs

	U.S.			International
In thousands	2015	2014	2013	2015	2014	2013
Service cost	$380	$334	$432	$2,015	$2,138	$2,035
Interest cost	1,914	2,070	1,960	7,091	8,102	6,661
Expected return on plan assets	(2,168)	(2,476)	(2,977)	(9,591)	(9,646)	(8,418)
Amortization of initial net obligation and prior service cost	3	23	62	212	248	270
Amortization of net loss	1,062	2,197	3,180	2,379	2,768	3,107
Settlement and curtailment losses recognized	—	—	—	—	(390)	3,655
Net periodic benefit cost	$1,191	$2,148	$2,657	$2,106	$3,220	$7,310

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2015 are as follows:

In thousands	U.S.	International
Net gain (loss) arising during the year	$297	$65
Effect of exchange rates	—	4,954
Amortization or curtailment recognition of prior service cost	3	—
Amortization or settlement recognition of net loss	1,062	2,379
Total recognized in other comprehensive income (loss)	$1,362	$7,398
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(2,553)	$(9,504)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed.

	U.S.			International
	2015	2014	2013	2015	2014	2013
Discount rate	4.21%	3.95%	4.70%	3.56%	3.48%	4.43%
Expected return on plan assets	5.70%	5.70%	6.20%	5.81%	5.79%	6.07%
Rate of compensation increase	3.00%	3.00%	3.00%	3.10%	3.10%	3.59%

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.
As of December 31, 2015 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2016.

In thousands	U.S.	International
Net transition obligation	$—	$150
Prior service cost	3	26
Net actuarial loss	914	2,287
	$917	$2,463

Pension Plan Assets
The Company has established formal investment policies for the assets associated with our pension plans. Objectives include maximizing long-term return at acceptable risk levels and diversifying among asset classes. Asset allocation targets are based on periodic asset liability study results which help determine the appropriate investment strategies. The investment policies permit variances from the targets within certain parameters. The plan assets consist primarily of equity security funds, debt security funds, and temporary cash and cash equivalent investments. The assets held in these funds are generally actively managed and are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy (See Note 18 “Fair Value Measurement” included herein). Plan assets by asset category at December 31, 2015 and 2014 are as follows:

	U.S.		International
In thousands	2015	2014	2015	2014
Pension Plan Assets
Equity security funds	$20,275	$20,696	$87,321	$99,715
Debt security funds and other	16,441	20,034	77,173	78,510
Cash and cash equivalents	924	773	3,575	4,029
Fair value of plan assets	$37,640	$41,503	$168,069	$182,254

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
Cash Flows
The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $6.2 million to the international plans and does not expect to make a contribution to the U.S. plans during 2016.
Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2016	$3,399	$6,939
2017	3,519	7,261
2018	3,388	7,487
2019	3,394	7,733
2020	3,372	7,854
2021 through 2025	15,820	42,040
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
Obligations and Funded Status

	U.S.		International
In thousands	2015	2014	2015	2014
Change in projected benefit obligation
Obligation at beginning of year	$(31,872)	$(25,860)	$(3,905)	$(3,871)
Service cost	(9)	(29)	(38)	(47)
Interest cost	(1,233)	(1,155)	(128)	(173)
Plan amendments	16,140	—	—	—
Benefits paid	1,478	978	125	66
Actuarial gain (loss)	2,537	(5,806)	37	(238)
Effect of currency rate changes	—	—	619	358
Obligation at end of year	$(12,959)	$(31,872)	$(3,290)	$(3,905)
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	1,478	978	125	162
Benefits paid	(1,478)	(978)	(125)	(162)
Fair value of plan assets at end of year	$—	$—	$—	$—
Funded status
Fair value of plan assets	$—	$—	$—	$—
Benefit obligations	(12,959)	(31,872)	(3,290)	(3,905)
Funded status	$(12,959)	$(31,872)	$(3,290)	$(3,905)
	U.S.		International
In thousands	2015	2014	2015	2014
Amounts recognized in the statement of financial position consist of:
Current liabilities	$(1,197)	$(1,305)	$(181)	$(212)
Noncurrent liabilities	(11,762)	(30,567)	(3,109)	(3,693)
Net amount recognized	$(12,959)	$(31,872)	$(3,290)	$(3,905)
Amounts recognized in accumulated other comprehensive income (loss)
consist of:
Initial net obligation	$—	$—	$—	$—
Prior service credit	22,837	8,993	21	32
Net actuarial (loss) gain	(22,202)	(26,096)	351	422
Net amount recognized	$635	$(17,103)	$372	$454

During 2015, the Company amended its medical plan that amongst other things, provided the participants with HRA funding contributions. The change resulted in a $16.1 million decrease to the accumulated project benefit obligation.

Components of Net Periodic Benefit Cost

	U.S.			International
In thousands	2015	2014	2013	2015	2014	2013
Service cost	$9	$29	$47	$38	$47	$48
Interest cost	1,233	1,155	1,113	129	173	172
Amortization of initial net obligation and prior service cost	(2,295)	(2,730)	(2,689)	(7)	(8)	(211)
Amortization of net loss (gain)	1,356	1,330	1,634	(30)	(141)	(93)
Net periodic benefit cost (credit)	$303	$(216)	$105	$130	$71	$(84)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2015 are as follows:

In thousands	U.S.	International
Prior service credit	$16,140	$—
Net loss arising during the year	2,537	37
Effect of exchange rates	—	(72)
Amortization or curtailment recognition of prior service cost	(2,295)	(7)
Amortization or settlement recognition of net loss (gain)	1,356	(30)
Total recognized in other comprehensive income (loss)	$17,738	$(72)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$17,435	$(202)
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds.

	U.S.			International
	2015	2014	2013	2015	2014	2013
Discount rate	3.95%	3.95%	4.70%	3.80%	3.96%	4.60%

As of December 31, 2015 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2016.

In thousands	U.S.	International
Prior service cost	(2,294)	(7)
Net actuarial loss (gain)	1,355	(30)
	$(939)	$(37)

The assumed health care cost trend rate for the U.S. plans grades from an initial rate of 6.60% to an ultimate rate of 4.50% by 2027 and for international plans from 6.62% to 4.50% by 2027. A 1.0% increase in the assumed health care cost trend rate will increase the service and interest cost components of the expense recognized for the U.S. and international post-retirement plans by approximately $189,000 and $14,000, respectively, for 2015, and increase the accumulated post-retirement benefit obligation by approximately $46,000 and $228,000, respectively. A 1.0% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the U.S. and international post-retirement plans by approximately $158,000 and $13,000, respectively, for 2015, and decrease the accumulated post-retirement benefit obligation by approximately $42,000 and $206,000, respectively.
Cash Flows
Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2016	$1,197	$181
2017	1,104	180
2018	1,078	188
2019	1,049	200
2020	1,023	204
2021 through 2025	4,609	1,209

Defined Contribution Plans
The Company also participates in certain defined contribution plans and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended December 31,
In thousands	2015	2014	2013
Multi-employer pension and health & welfare plans	$2,584	$2,405	$2,678
401(k) savings and other defined contribution plans	21,399	19,925	17,291
Total	$23,983	$22,330	$19,969

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2015 and 2014, the plan held on behalf of its participants about 632,523 shares with a market value of $45.0 million, and 670,322 shares with a market value of $58.2 million, respectively.
Additionally, the Company has stock option based benefit and other plans further described in Note 13.
The Company contributes to several multi-employer defined benefit pension plans under collective bargaining agreements that cover certain of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company ceases to have an obligation to contribute to the multi-employer plan in which it had been a contributing employer, it may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of the Company’s participation in the plan prior to the cessation of its obligation to contribute. The amount that an employer that has ceased to have an obligation to contribute to a multi-employer plan is required to pay to the plan is referred to as a withdrawal liability.
The Company’s participation in multi-employer plans for the year ended December 31, 2015 is outlined in the table below. For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

			Pension Protection Act Zone Status (b)		FIP/	Contributions by the Company							Expiration Dates of
					RP Status Pending/							Surcharge Imposed	Collective Bargaining
Pension Fund	EIN/PN (a)		2013	2012	Implemented (c)	2015		2014		2013		(d)	Agreements
Idaho Operating Engineers-	EIN #	91-6075538	Green	Green	No	$1,820	(1)	$1,745	(1)	$2,154	(1)	No	6/30/2018
Employers Pension Trust Fund	Plan#	001
Automobile Mechanics' Local No 701 Union and	EIN #	36-6042061	Red	Red	Yes (2)	$764		$660		$524		Yes (3)	12/11/2017
Industry Pension Plan	Plan #	001
					Total Contributions	$2,584		$2,405		$2,678

(1)	The Company’s contribution represents more than 5% of the total contributions to the plan.

(2)
The Pension Fund’s board adopted a Funding Improvement Plan on October 21, 2015, continuing the existing plan which increased the weekly pension fund contribution rates by $75 with corresponding decreases to the weekly welfare fund contribution rates until December 31, 2017.

(3)
Critical status triggered a 5% surcharge on employer contributions effective June 2012.  Effective January 1, 2013, this surcharge increases to 10%. The surcharge ended on October 21, 2015 when the rehabilitation plan commenced.

(a)	The “EIN / PN” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

(b)
The most recent Pension Protection Act Zone Status available for 2013 and 2012 is for plan years that ended in 2013 and 2012, respectively. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

(c)
The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2015.

(d)
The “Surcharge Imposed” column indicates whether the Company’s contribution rate for 2015 included an amount in addition the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

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

The components of the income from operations before provision for income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended December 31,
In thousands	2015	2014	2013
Domestic	$461,394	$343,180	$285,395
Foreign	123,974	164,675	135,692
Income from operations before income taxes	$585,368	$507,855	$421,087

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1,004.0 million at December 31, 2015. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

The consolidated provision for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2015	2014	2013
Current taxes
Federal	$141,245	$108,782	$70,459
State	16,072	17,091	13,173
Foreign	24,442	37,356	29,972
	181,759	163,229	113,604
Deferred taxes
Federal	9,606	2,287	11,146
State	770	1,404	1,375
Foreign	(5,395)	(10,745)	2,727
	4,981	(7,054)	15,248
Total provision	$186,740	$156,175	$128,852
A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.0%	2.2%	2.2%
Tax reserves	(0.4)%	0.3%	—%
Foreign	(2.1)%	(4.2)%	(3.9)%
Research and development credit	(0.4)%	(0.5)%	(0.6)%
Manufacturing deduction	(2.3)%	(1.8)%	(1.7)%
Other, net	0.1%	(0.2)%	(0.4)%
Effective rate	31.9%	30.8%	30.6%
    Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes. These deferred income taxes will be recognized as future tax benefits or costs when the temporary differences reverse.

Components of deferred tax assets and liabilities were as follows:

	December 31,
In thousands	2015	2014
Deferred income tax assets:
Accrued expenses and reserves	$39,426	$34,167
Warranty reserve	24,544	21,123
Deferred compensation/employee benefits	24,950	21,759
Pension and postretirement obligations	15,507	26,736
Inventory	18,664	13,570
Net operating loss carry forwards	25,636	5,036
Tax credit carry forwards	959	1,078
Gross deferred income tax assets	149,686	123,469
Valuation allowance	12,623	1,818
Total deferred income tax assets	137,063	121,651
Deferred income tax liabilities:
Property, plant & equipment	34,518	29,998
Intangibles	167,108	157,781
Other	2,243	144
Total deferred income tax liabilities	203,869	187,923
Net deferred income tax liability	$(66,806)	$(66,272)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of December 31, 2015, the valuation allowance for certain foreign carryforwards was $12.6 million primarily in Brazil and South Africa.
State tax credit carry-forwards of approximately $1.0 million expire in various periods from December 31, 2016 to December 31, 2030. Net operating loss carry-forwards in the amount of $25.6 million expire in various periods from December 31, 2016 to December 31, 2035.
As of December 31, 2015, the liability for income taxes associated with unrecognized tax benefits was $10.6 million, of which $4.3 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2014, the liability for income taxes associated with unrecognized tax benefits was $12.6 million, of which $5.5 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the liability for income taxes associated with unrecognized tax benefits follows:

In thousands	2015	2014	2013
Gross liability for unrecognized tax benefits at beginning of year	$12,596	$10,531	$11,267
Gross increases - unrecognized tax benefits in prior periods	—	30	55
Gross increases - current period unrecognized tax benefits	1,682	2,756	3,279
Gross decreases - unrecognized tax benefits in prior periods	—	(463)	—
Gross decreases - audit settlement during year	(3,027)	(77)	(2,515)
Gross decreases - expiration of audit statute of limitations	(694)	(181)	(1,555)
Gross liability for unrecognized tax benefits at end of year	$10,557	$12,596	$10,531

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2015, the total interest and penalties accrued was approximately $2.0 million and $0.2 million, respectively. As of December 31, 2014, the total interest and penalties accrued was approximately $1.9 million and $1.3 million, respectively.
With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2012. At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $2.1 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

12. EARNINGS PER SHARE
The computation of earnings per share from operations is as follows:

	For the Year Ended December 31,
In thousands, except per share data	2015	2014	2013
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$398,628	$351,680	$292,235
Less: dividends declared - common shares and non-vested restricted stock	(26,963)	(19,246)	(12,644)
Undistributed earnings	371,665	332,434	279,591
Percentage allocated to common shareholders (1)	99.7%	99.6%	99.5%
	370,550	331,104	278,193
Add: dividends declared - common shares	26,875	19,167	12,583
Numerator for basic and diluted earnings per common share	$397,425	$350,271	$290,776
Denominator
Denominator for basic earnings per common share - weighted average shares	96,074	95,781	95,463
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	932	1,104	1,369
Denominator for diluted earnings per common share - adjusted weighted average
shares and assumed conversion	97,006	96,885	96,832
Net income per common share attributable to Wabtec shareholders
Basic	$4.14	$3.66	$3.05
Diluted	$4.10	$3.62	$3.01

(1) Basic weighted-average common shares outstanding	96,074	95,781	95,463
Basic weighted-average common shares outstanding and non-vested restricted
stock expected to vest	96,388	96,175	95,932
Percentage allocated to common shareholders	99.7%	99.6%	99.5%

Options to purchase approximately 13,000, 17,000, and 12,000 shares of Common Stock were outstanding in 2015, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

13. STOCK-BASED COMPENSATION PLANS
As of December 31, 2015, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”).  The 2011 Plan has a 10 year term through March 27, 2021 and as of December 31, 2015 the number of shares available for future grants under the 2011 Plan was 2,703,673 shares, which includes remaining shares to grant under the 2000 Plan.  The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan (“ the Directors Plan”).  The Directors Plan, as amended, authorizes a total of 1,000,000 shares of Common Stock to be issued. Under the Directors Plan options issued become exercisable over a three-year vesting period and expire ten years from the date of grant and restricted stock issued under the plan vests one year from the date of grant. As compensation for directors’ fees for the years ended December 31, 2015, 2014 and 2013, the Company issued a total of 11,256, 12,704 and 17,875 shares of restricted stock to non-employee directors. The total number of shares issued under the plan as of December 31, 2015 was 847,720 shares. No units may be made under the Directors Plan subsequent to October 31, 2016.
Stock-based compensation expense for all of the plans was $26.0 million, $26.1 million and $24.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company recognized associated tax benefits related to the stock-based compensation plans of $15.3 million, $7.6 million and $7.9 million for the respective periods. Included in the stock-based compensation expense for 2015 above is $2.2 million of expense related to stock options, $6.2 million related to non-vested restricted stock, $2.5 million related to restricted stock units, $13.5 million related to incentive stock units and $1.1 million related to units issued for Directors’ fees. At December 31, 2015, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock units expected to vest totaled $23.8 million and will be recognized over a weighted average period of 1.1 years.

Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four years vesting period and expire 10 years from the date of grant.
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and Directors Plan for the years ended December 31:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2012	1,465,678	$20.24	6.3	$34,487
Granted	116,392	48.29		3,024
Exercised	(344,806)	14.98		(20,444)
Canceled	(4,402)	26.61		(210)
Outstanding at December 31, 2013	1,232,862	$24.36	6.1	$61,530
Granted	81,552	73.20		1,116
Exercised	(163,786)	20.37		(10,895)
Canceled	(3,070)	52.73		(105)
Outstanding at December 31, 2014	1,147,558	$28.33	5.5	$67,205
Granted	84,675	87.35		1,375
Exercised	(124,156)	26.70		(5,516)
Canceled	(10,754)	65.22		(64)
Outstanding at December 31, 2015	1,097,323	$32.70	4.8	$42,154
Exercisable at December 31, 2015	863,157	$23.71	4.0	$40,920
Options outstanding at December 31, 2015 were as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual	Number of Options Currently	Weighted Average Exercise Price of Options Currently
Range of exercise prices	Outstanding	Outstanding	Life	Exercisable	Exercisable
Under $15.00	206,500	$14.50	3.1	206,500	$14.50
15.00 - 23.00	345,048	18.20	2.9	345,048	18.20
23.00 - 30.00	165,617	28.74	4.8	165,617	28.74
30.00 - 38.00	119,805	35.27	6.1	81,956	35.22
Over 38.00	260,353	67.72	8.0	64,036	55.43
	1,097,323	$32.70		863,157	$23.71

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2015	2014	2013
Dividend yield	0.14%	0.11%	0.21%
Risk-free interest rate	1.8%	2.2%	1.4%
Stock price volatility	27.3%	33.0%	43.8%
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the year	$24.41	$22.82	$17.60

The dividend yield is based on the Company’s dividend rate and the current market price of the underlying common stock at the date of grant. Expected life in years is determined from historical stock option exercise data. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the 7 years U.S. Treasury bond rates for the expected life of the option.
Restricted Stock and Incentive Stock  Beginning in 2006 the Company adopted a restricted stock program. As provided for under the 2011 and 2000 Plans, eligible employees are granted restricted stock that generally vests over four years from the date of grant. Under the Directors Plan, restricted stock units vest one year from the date of grant.

In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of December 31, 2015, the Company estimates that it will achieve 123%, 134% and 101% for the incentive stock units expected to vest based on performance for the three year periods ending December 31, 2015, 2016, and 2017, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the closing price of the Company’s common stock on the date of grant and recognized over the applicable vesting period.
The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan, and Directors Plan, and incentive stock units activity and related information for the 2011 Plan and the 2000 Plan with related information for the years ended December 31:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	546,774	1,329,078	$26.69
Granted	173,887	200,090	48.62
Vested	(204,494)	(570,918)	20.86
Adjustment for incentive stock awards expected to vest	—	91,694	33.49
Canceled	(6,038)	(6,350)	26.98
Outstanding at December 31, 2013	510,129	1,043,594	$35.27
Granted	150,886	140,240	73.68
Vested	(218,502)	(458,536)	29.83
Adjustment for incentive stock awards expected to vest	—	74,680	47.56
Canceled	(3,970)	(8,370)	48.50
Outstanding at December 31, 2014	438,543	791,608	$47.97
Granted	113,945	126,050	87.90
Vested	(182,776)	(433,932)	37.76
Adjustment for incentive stock awards expected to vest	—	65,666	57.57
Canceled	(12,827)	(7,754)	67.05
Outstanding at December 31, 2015	356,885	541,638	$65.89

14. OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were:

	December 31,
In thousands	2015	2014
Foreign currency translation gain	$(227,349)	$(94,450)
Unrealized loss on interest rate swap contracts, net of tax of $1,815 and $1,357	(2,987)	(2,243)
Pension and post-retirement benefit plans, net of tax of $(18,042) and $(28,321)	(46,383)	(62,793)
Total accumulated other comprehensive loss	$(276,719)	$(159,486)

The changes in accumulated other comprehensive loss by component, net of tax, for the year-ended December 31, 2015 are as follows:

	Foreign currency	Derivative	Pension and post retirement
In thousands	translation	contracts	benefits plans	Total
Balance at December 31, 2014	$(94,450)	$(2,243)	$(62,793)	$(159,486)
Other comprehensive income before reclassifications	(132,899)	(1,972)	14,586	(120,285)
Amounts reclassified from accumulated other
comprehensive income	—	1,228	1,824	3,052
Net current period other comprehensive income	(132,899)	(744)	16,410	(117,233)
Balance at December 31, 2015	$(227,349)	$(2,987)	$(46,383)	$(276,719)

Reclassifications out of accumulated other comprehensive loss for the year-ended December 31, 2015 are as follows:

	Amount reclassified from accumulated other	Affected line item in the Condensed Consolidated
In thousands	comprehensive income	Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(2,087)	Cost of sales
Amortization of net loss (gain)	4,766	Cost of sales
	2,679	Income from Operations
	(855)	Income tax expense
	$1,824	Net income
Derivative contracts
Realized loss on derivative contracts	1,803	Interest expense, net
	(575)	Income tax expense
	$1,228	Net income

15. OPERATING LEASES
The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.
Total net rental expense charged to operations in 2015, 2014, and 2013 was $20.2 million, $20.0 million and $18.2 million, respectively. The amounts above are shown net of sublease rentals of $0.7 million, $0.1 million and $0.3 million for the years 2015, 2014 and 2013, respectively.
 Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

	Real
In thousands	Estate	Equipment	Total
2016	$16,298	$1,808	$18,106
2017	12,828	1,391	14,219
2018	10,382	1,107	11,489
2019	9,171	701	9,872
2020	8,522	590	9,112
2021 and after	34,848	170	35,018

16. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

	For the year ended December 31,
In thousands	2015	2014
Balance at beginning of period	$87,849	$60,593
Warranty expense	35,418	34,110
Acquisitions	787	14,375
Warranty claim payments	(29,441)	(19,570)
Foreign currency impact/other	(2,549)	(1,659)
Balance at end of period	$92,064	$87,849

17. PREFERRED STOCK
The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2015 and 2014 there was no preferred stock issued or outstanding.

18. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2015, which are included in other current liabilities on the Consolidated Balance sheet:

		Fair Value Measurements at December 31, 2015 Using
	Total Carrying Value at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In thousands	2015	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	4,474	—	4,474	—
Total	$4,474	$—	$4,474	$—
The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2014, which are included in other current liabilities on the Consolidated Balance sheet:

		Fair Value Measurements at December 31, 2014 Using
	Total Carrying Value at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In thousands	2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	3,351	—	3,351	—
Total	$3,351	$—	$3,351	$—

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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at December 31, 2015 and December 31, 2014. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes are considered Level 2 based on the fair value valuation hierarchy.
The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	December 31, 2015		December 31, 2014
	Carry	Fair	Carry	Fair
In thousands	Value	Value	Value	Value
Interest rate swap agreements	$4,474	$4,474	$3,351	$3,351
4.375% Senior Notes	250,000	254,075	250,000	260,000

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

Segment financial information for 2015 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$2,054,715	$1,253,283	$—	$3,307,998
Intersegment sales/(elimination)	35,372	10,895	(46,267)	—
Total sales	$2,090,087	$1,264,178	$(46,267)	$3,307,998
Income (loss) from operations	$482,640	$150,988	$(26,061)	$607,567
Interest expense and other, net	—	—	(22,199)	(22,199)
Income (loss) from operations before income taxes	$482,640	$150,988	$(48,260)	$585,368
Depreciation and amortization	$36,834	$26,196	$1,704	$64,734
Capital expenditures	24,715	22,996	1,717	49,428
Segment assets	2,766,798	2,221,027	(1,687,490)	3,300,335

Segment financial information for 2014 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$1,731,477	$1,312,977	$—	$3,044,454
Intersegment sales/(elimination)	36,185	7,358	(43,543)	$—
Total sales	$1,767,662	$1,320,335	$(43,543)	$3,044,454
Income (loss) from operations	$402,456	$147,821	$(23,168)	$527,109
Interest expense and other, net	—	—	(19,254)	(19,254)
Income (loss) from operations before income taxes	$402,456	$147,821	$(42,422)	$507,855
Depreciation and amortization	$34,579	$24,956	$1,726	$61,261
Capital expenditures	22,913	22,859	1,890	47,662
Segment assets	2,516,645	2,024,312	(1,237,116)	3,303,841

Segment financial information for 2013 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$1,398,103	$1,168,289	$—	$2,566,392
Intersegment sales/(elimination)	25,463	6,992	(32,455)	—
Total sales	$1,423,566	$1,175,281	$(32,455)	$2,566,392
Income (loss) from operations	$309,133	$143,634	$(15,457)	$437,310
Interest expense and other, net	—	—	(16,223)	(16,223)
Income (loss) from operations before income taxes	$309,133	$143,634	$(31,680)	$421,087
Depreciation and amortization	$30,645	$19,103	$1,445	$51,193
Capital expenditures	22,020	17,119	2,099	41,238
Segment assets	2,258,773	1,706,829	(1,143,605)	2,821,997

The following geographic area data as of and for the years ended December 31, 2015, 2014 and 2013, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2015	2014	2013	2015	2014	2013
United States	$1,754,924	$1,537,002	$1,336,604	$171,362	$158,913	$150,952
United Kingdom	368,505	362,855	297,139	63,694	62,305	43,733
Canada	204,674	175,561	167,417	4,876	5,462	6,442
Mexico	190,034	174,218	128,184	8,839	7,812	5,862
China	100,586	101,889	49,952	12,256	12,788	7,863
Germany	92,422	86,792	54,869	31,642	33,441	13,599
Australia	86,809	113,668	141,056	8,424	6,505	5,033
Brazil	84,595	83,906	78,532	9,318	5,074	1,031
France	45,565	41,469	37,925	7,194	7,686	8,437
Italy	38,164	42,865	42,702	15,170	17,913	21,374
Netherlands	25,869	19,452	9,921	7,506	10,201	2,459
Other international	315,851	304,777	222,091	12,912	11,011	9,293
Total	$3,307,998	$3,044,454	$2,566,392	$353,193	$339,111	$276,078

Export sales from the Company’s United States operations were $508.4 million, $521.7 million and $542.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Sales by product are as follows:

In thousands	2015	2014	2013
Specialty Products & Electronics	$1,733,881	$1,393,955	$1,041,771
Brake Products	627,552	662,336	567,730
Remanufacturing, Overhaul & Build	606,624	618,885	655,387
Other Transit Products	189,581	201,913	204,115
Other	150,360	167,365	97,389
Total sales	$3,307,998	$3,044,454	$2,566,392

21. OTHER INCOME (EXPENSE)
The components of other expense are as follows:

	For the year ended December 31,
In thousands	2015	2014	2013
Foreign currency (loss)	$(4,659)	$(2,445)	$(3,512)
Other miscellaneous (expense) income	(652)	765	2,630
Total other (expense), net	$(5,311)	$(1,680)	$(882)

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
In thousands, except per share data	Quarter	Quarter	Quarter	Quarter
2015
Net sales	$818,594	$847,028	$809,527	$832,849
Gross profit	255,355	267,764	257,069	267,628
Income from operations	148,420	155,860	152,078	151,209
Net income attributable to Wabtec shareholders	96,164	101,504	99,181	101,779
Basic earnings from operations per common share (1)	$1.00	$1.05	$1.03	$1.06
Diluted earnings from operations per common share (1)	$0.99	$1.04	$1.02	$1.05
2014
Net sales	$695,249	$731,068	$797,271	$820,866
Gross profit	209,569	224,658	247,458	254,297
Income from operations	121,846	132,323	135,977	136,963
Net income attributable to Wabtec shareholders	80,134	88,705	90,155	92,686
Basic earnings from operations per common share (1)	$0.84	$0.92	$0.94	$0.96
Diluted earnings from operations per common share (1)	$0.83	$0.91	$0.93	$0.95

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

SCHEDULE II
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged/ (credited) to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2015
Warranty and overhaul reserves	$87,849	$35,418	$(1,762)	$29,441	$92,064
Allowance for doubtful accounts	6,270	2,026	—	2,682	5,614
Valuation allowance-taxes	1,818	7,024	3,781	—	12,623
Merger and restructuring reserve	686	—	—	64	622
2014
Warranty and overhaul reserves	$60,593	$34,110	$12,717	$19,571	$87,849
Allowance for doubtful accounts	5,707	4,200	—	3,637	6,270
Valuation allowance-taxes	3,332	(1,514)	—	—	1,818
Merger and restructuring reserve	775	—	—	89	686
2013
Warranty and overhaul reserves	$58,212	$23,059	$(75)	$20,603	$60,593
Allowance for doubtful accounts	6,656	2,361	—	3,310	5,707
Valuation allowance-taxes	2,141	1,191	—	—	3,332
Merger and restructuring reserve	836	—	—	61	775

(1)	Reserves of acquired/(sold) companies; valuation allowances for state and foreign deferred tax assets; impact of fluctuations in foreign currency exchange rates.

(2)	Actual disbursements and/or charges.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date:	February 19, 2016	By:	/S/ RAYMOND T. BETLER
Raymond T. Betler,
President and Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	February 19, 2016
Albert J. Neupaver, Executive Chairman of the Board

By	/S/ RAYMOND T. BETLER	February 19, 2016
Raymond T. Betler, President and Chief Executive Officer and Director (Principal Executive Officer)

By	/S/ PATRICK D. DUGAN	February 19, 2016
Patrick D. Dugan, Senior Vice President Finance and Chief Financial Officer

By	/S/ JOHN A. MASTALERZ	February 19, 2016
John A. Mastalerz, Vice President and Principal Accounting Officer

By	/S/ WILLIAM E. KASSLING	February 19, 2016
William E. Kassling, Director

By	/S/ ROBERT J. BROOKS	February 19, 2016
Robert J. Brooks, Director

By	/S/ EMILIO A. FERNANDEZ	February 19, 2016
Emilio A. Fernandez, Director

By	/S/ LEE B. FOSTER, II	February 19, 2016
Lee B. Foster, II, Director

By	/S/ BRIAN P. HEHIR	February 19, 2016
Brian P. Hehir, Director

By	/S/ MICHAEL W. D. HOWELL	February 19, 2016
Michael W. D. Howell, Director

By	/S/ NICKOLAS W. VANDE STEEG	February 19, 2016
Nickolas W. Vande Steeg, Director

By	/S/ GARY C. VALADE	February 19, 2016
Gary C. Valade, Director

EXHIBIT INDEX

Exhibits		Filing Method
2.1	Offer relating to Faiveley Transport, S.A. among Financiere Faiveley S.A., Famille Faiveley Participations, Francois Faiveley, Erwan Faiveley, FW Acquisition, LLC, and Wabtec Corporation dated as of July 27, 2015	14
2.2	Exclusivity Agreement among Financiere Faiveley S.A., Famille Faiveley Participations Francois Faiveley, Erwan Faiveley, FW Acquisition, LLC, and Wabtec Corporation dated as of July 27, 2015	14
2.3	Share Purchase Agreement among Financiere Faiveley S.A., Famille Faiveley Participations Francois Faiveley, Erwan Faiveley, FW Acquisition, LLC and Wabtec Corporation dated as of October 6, 2015	15
2.4	Tender Offer Agreement among Faiveley Transport S.A., FW Acquisition, LLC, and Wabtec Corporation dated as of October 6, 2015	15
2.5	Shareholder's Agreement among Financiere Faiveley S.A., FW Acquisition, LLC, and Wabtec Corporation dated as of October 6, 2015	15
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	9
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013	11
3.3	Amended and By-Laws of the Company, effective May 14, 2014	8
4.1	Indenture, dated August 8, 2013 by and between the Company and Wells Fargo, National Association, as Trustee	12
4.2	First Supplemental Indenture, dated August 8, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee	12
4.3	Form of 4.375% Senior Note due 2023 (included in Exhibit 4.2)	12
10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2
10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2
10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2
10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	4
10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended *	4
10.6	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	3
10.7	Form of Restricted Stock Agreement *	10
10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan *	5
10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	6
10.1	First Amended and Restated Refinancing Credit Agreement, dated as of December 19, 2013, by and among the Company, Wabtec Cooperatief UA, certain subsidiaries as the guarantors, the lenders party thereto and, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., as Joint Lead Arranges and Joint Book Runners, JP Morgan Chase Bank, N.A. as Syndication Agent, Bank of America, N.A., and Citizens Bank of Pennsylvania, Branch Banking and Trust Company and The Bank of Toyko-Mitsubish UFJ, Ltd., as Co-Documentation Agents	13
10.1	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Raymond T. Betler, Charles F. Kovac, R. Mark Cox, David L. DeNinno, Patrick D. Dugan, Scott E. Wahlstrom and Timothy R. Wesley*	7
10.1	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009 *	10
10.1	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	10

10.1	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended *	10
10.2	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended *	10
21.0	List of subsidiaries of the Company	1
23.1	Consent of Ernst & Young LLP	1
31.1	Rule 13a-14(a)/15d-14(a) Certifications	1
31.2	Rule 13a-14(a)/15d-14(a) Certifications	1
32.1	Section 1350 Certifications	1
101.INS	XBRL Instance Document.	1
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	1
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).

3	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.

4	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on April 13, 2006.

5	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on March 31, 2011.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-13782) for the period ended September 30, 2008.

7	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782) dated July 2, 2009.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated May 19, 2014.

9	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 25, 2011.

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 22, 2013.

11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated May 15, 2013.

12	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated August 8, 2013.

13	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 21, 2014.

14	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated July 30, 2015.

15	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated October 6, 2015.

*	Management contract or compensatory plan.