Form 10-Q
period 2016-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2016-04-28
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2016
Common Stock, $.01 par value per share	90,105,530 shares

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
March 31, 2016
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In thousands, except shares and par value	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$262,774	$226,191
Accounts receivable	475,659	494,975
Unbilled accounts receivable	144,127	103,814
Inventories	478,723	478,574
Deposit in escrow	212,772	202,942
Deferred income taxes	72,244	71,658
Other current assets	40,266	33,524
Total current assets	1,686,565	1,611,678
Property, plant and equipment	730,531	717,295
Accumulated depreciation	(376,658)	(364,102)
Property, plant and equipment, net	353,873	353,193
Other Assets
Goodwill	867,623	858,532
Other intangibles, net	437,149	440,534
Other noncurrent assets	35,575	32,909
Total other assets	1,340,347	1,331,975
Total Assets	$3,380,785	$3,296,846

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$304,247	$319,525
Customer deposits	100,740	106,127
Accrued compensation	59,212	69,892
Accrued warranty	77,318	72,678
Current portion of long-term debt	101	433
Other accrued liabilities	116,050	96,121
Total current liabilities	657,668	664,776
Long-term debt	801,883	691,805
Accrued postretirement and pension benefits	59,553	55,765
Deferred income taxes	141,338	139,852
Accrued warranty	18,314	19,386
Other long-term liabilities	23,643	23,923
Total liabilities	1,702,399	1,595,507
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 90,104,136 and 91,836,106 outstanding
at March 31, 2016 and December 31, 2015, respectively	1,323	1,323
Additional paid-in capital	462,814	469,326
Treasury stock, at cost, 42,245,398 and 40,513,428 shares, at
at March 31, 2016 and December 31, 2015, respectively	(906,088)	(775,124)
Retained earnings	2,367,609	2,280,801
Accumulated other comprehensive loss	(249,097)	(276,719)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	1,676,561	1,699,607
Non-controlling interest (minority interest)	1,825	1,732
Total shareholders’ equity	1,678,386	1,701,339
Total Liabilities and Shareholders’ Equity	$3,380,785	$3,296,846
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended March 31,
In thousands, except per share data	2016	2015

Net sales	$772,031	$818,594
Cost of sales	(516,851)	(563,239)
Gross profit	255,180	255,355
Selling, general and administrative expenses	(89,751)	(84,771)
Engineering expenses	(17,953)	(16,863)
Amortization expense	(5,295)	(5,301)
Total operating expenses	(112,999)	(106,935)
Income from operations	142,181	148,420
Other income and expenses
Interest expense, net	(4,871)	(4,306)
Other income (expense), net	154	(2,866)
Income from operations before income taxes	137,464	141,248
Income tax expense	(43,301)	(45,084)
Net income attributable to Wabtec shareholders	$94,163	$96,164

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.03	$1.00
Diluted
Net income attributable to Wabtec shareholders	$1.02	$0.99

Weighted average shares outstanding
Basic	91,258	96,243
Diluted	92,149	97,385

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended March 31,
In thousands, except per share data	2016	2015

Net income attributable to Wabtec shareholders	$94,163	$96,164
Foreign currency translation gain (loss)	32,211	(87,931)
Unrealized loss on derivative contracts	(2,193)	(1,705)
Pension benefit plans and post-retirement benefit plans	(3,783)	3,822
Other comprehensive income (loss) before tax	26,235	(85,814)
Income tax benefit (expense) related to components of
other comprehensive income (loss)	1,387	(285)
Other comprehensive income (loss), net of tax	27,622	(86,099)
Comprehensive income attributable to Wabtec shareholders	$121,785	$10,065

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended March 31,
In thousands, except per share data	2016	2015

Operating Activities
Net income attributable to Wabtec shareholders	$94,163	$96,164
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	16,232	15,569
Stock-based compensation expense	5,510	8,763
Loss on disposal of property, plant and equipment	18	147
Excess income tax benefits from exercise of stock options	—	(314)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(23,844)	(39,502)
Inventories	1,400	(18,541)
Accounts payable	(18,002)	(12,931)
Accrued income taxes	29,779	24,581
Accrued liabilities and customer deposits	(12,832)	(16,468)
Other assets and liabilities	(16,858)	(13,807)
Net cash provided by operating activities	75,566	43,661
Investing Activities
Purchase of property, plant and equipment	(8,504)	(8,458)
Proceeds from disposal of property, plant and equipment	84	138
Acquisitions of businesses, net of cash acquired	(210)	(75,713)
Net cash used for investing activities	(8,630)	(84,033)
Financing Activities
Proceeds from debt	195,000	111,700
Payments of debt	(85,453)	(211,847)
Purchase of treasury stock	(133,738)	—
Proceeds from exercise of stock options and other benefit plans	515	397
Excess income tax benefits from exercise of stock options	—	314
Payment of income tax withholding on share-based compensation	(9,006)	(14,565)
Cash dividends ($0.08 and $0.06 per share for the three months
ended March 31, 2016 and 2015, respectively)	(7,355)	(5,780)
Net cash used for financing activities	(40,037)	(119,781)
Effect of changes in currency exchange rates	9,684	(16,561)
Increase (Decrease) in cash	36,583	(176,714)
Cash, beginning of period	226,191	425,849
Cash, end of period	$262,774	$249,135

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec”) is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In the first three months of 2016, about 48% of the Company’s revenues came from customers outside the U.S.

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
The transaction has been structured in three steps:

•
Wabtec made an irrevocable offer to the owners of approximately 51% of Faiveley Transport’s shares for a purchase price of €100 per share, payable 25% in cash and 75% in Wabtec preferred stock.  The preferred stock will have a 1% annual dividend or, if greater, the annual dividend assuming full conversion into common shares, and must be converted after three years into Wabtec common shares at an implied ratio of one Faiveley Transport common share for 1.125 Wabtec common shares. Shareholders owning approximately 51% of Faiveley Transport have entered into exclusive discussions with Wabtec.

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
The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2015. The December 31, 2015 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Revenue Recognition Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition.” Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.
In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $144.1 million and $103.8 million, customer deposits were $100.7 million and $106.1 million, and provisions for loss contracts were $13.1 million and $11.8 million at March 31, 2016 and December 31, 2015, respectively.
Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $30.2 million and $30.3 million at March 31, 2016 and December 31, 2015, respectively.
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
Financial Derivatives and Hedging Activities As part of its risk management strategy, the Company utilizes derivative financial instruments to manage its exposure due to changes in foreign currencies and interest rates. For further information regarding financial derivatives and hedging activities, refer to Footnotes 13 and 14.
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
Non-controlling Interests In accordance with ASC 810, the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. Net income attributable to non-controlling interests for the three months ended March 31, 2016 and 2015 was not material.
Recent Accounting Pronouncements In April 2015, the FASB issued Accounting Standards Update No. 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset.  ASU 2015-3 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015.  The Company retrospectively adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact to our consolidated financial statements.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09”). The ASU simplifies several aspects for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for public companies in the fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2016 are as follows:

In thousands	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2015	$(227,349)	$(2,987)	$(46,383)	$(276,719)
Other comprehensive income (loss) before reclassifications	32,211	(1,885)	(3,533)	26,793
Amounts reclassified from accumulated other
comprehensive income	—	325	504	829
Net current period other comprehensive income (loss)	32,211	(1,560)	(3,029)	27,622
Balance at March 31, 2016	$(195,138)	$(4,547)	$(49,412)	$(249,097)
Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(385)	Cost of sales
Amortization of net loss	1,120	Cost of sales
	735	Income from Operations
	(231)	Income tax expense
	$504	Net income

Derivative contracts
Realized loss on derivative contracts	$474	Interest expense, net
	(149)	Income tax expense
	$325	Net income

4. ACQUISITIONS
The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•
On October 30, 2015, the Company acquired Relay Monitoring Systems PTY Ltd. ("RMS"), an Australian based manufacturer of electrical protection and control products for a purchase price of approximately $18.7 million, net of cash acquired, resulting in preliminary goodwill of $8.8 million, none of which will be deductible for tax purposes.

•
On October 8, 2015, the Company acquired Track IQ, an Australian based manufacturer of wayside censor systems for the global rail industry for a purchase price of approximately $9.3 million, net of cash acquired, resulting in preliminary goodwill of $6.6 million, all of which will be deductible for tax purposes.

•
On February 4, 2015, the Company acquired Railroad Controls L.P. (“RCL”), a provider of railway signal construction services, for a purchase price of approximately $78.0 million, net of cash acquired, resulting in goodwill of $14.8 million, all of which will be deductible for tax purposes.

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

The acquisitions listed above include escrow deposits of $35.4 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.
For the RMS, Track IQ, and MTC acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the RCL acquisition, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	RMS	Track IQ	MTC	RCL
In thousands	October 30, 2015	October 8, 2015	June 17, 2015	February 4, 2015
Current assets	$3,605	$660	$10,906	$16,421
Property, plant & equipment	1,378	187	1,510	12,136
Goodwill	8,847	6,649	12,141	14,787
Other intangible assets	8,621	3,246	7,649	40,403
Other assets	—	—	114	—
Total assets acquired	22,451	10,742	32,320	83,747
Total liabilities assumed	(3,741)	(1,430)	(8,960)	(5,736)
Net assets acquired	$18,710	$9,312	$23,360	$78,011
Of the $60.0 million of total acquired other intangible assets, $52.6 million was assigned to customer relationships, $5.6 million was assigned to trade names, $0.3 million was assigned to non-compete agreements and $1.5 million was assigned to customer backlog. The trade names were determined to have an indefinite useful life, while the customer relationships’ average useful life is 20 years, and the non-compete useful life is five years.

The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2014:

In thousands	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net sales	$772,031	$837,467
Gross profit	255,180	261,919
Net income attributable to Wabtec shareholders	94,163	98,816
Diluted earnings per share
As Reported	$1.02	$0.99
Pro forma	$1.02	$1.01

5. INVENTORIES
The components of inventory, net of reserves, were:

In thousands	March 31, 2016	December 31, 2015
Raw materials	$182,778	$180,128
Work-in-progress	175,919	171,217
Finished goods	120,026	127,229
Total inventories	$478,723	$478,574

6. INTANGIBLES
The change in the carrying amount of goodwill by segment for the three months ended March 31, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2015	$531,965	$326,567	$858,532
Adjustment to preliminary purchase allocation	1,428	—	1,428
Foreign currency impact	(347)	8,010	7,663
Balance at March 31, 2016	$533,046	$334,577	$867,623
As of March 31, 2016 and December 31, 2015, the Company’s trademarks had a net carrying amount of $168.8 million and $167.4 million, respectively, and the Company believes these intangibles have indefinite lives.
Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	March 31, 2016	December 31, 2015
Patents, non-compete and other intangibles, net of accumulated
amortization of $41,128 and $40,936	$10,527	$11,403
Customer relationships, net of accumulated amortization
of $75,066 and $70,493	257,778	261,751
Total	$268,305	$273,154
The weighted average remaining useful life of patents, customer relationships and intellectual property were 10 years, 16 years and 13 years, respectively. Amortization expense for intangible assets was $5.3 million and $5.3 million for the three months ended March 31, 2016, and 2015, respectively.

Amortization expense for the five succeeding years is estimated to be as follows (in thousands):

Remainder of 2016	$15,480
2017	18,889
2018	18,146
2019	17,472
2020	16,323

7. LONG-TERM DEBT
Long-term debt consisted of the following:

In thousands	March 31, 2016	December 31, 2015
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,883 and $1,947	$248,117	$248,053
Revolving Credit Facility, net of unamortized debt issuance costs of $1,413 and $1,542	553,587	443,458
Capital Leases	280	727
Total	801,984	692,238
Less - current portion	101	433
Long-term portion	$801,883	$691,805
2013 Refinancing Credit Agreement
On December 19, 2013, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provides the Company with an $800.0 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The facility expires on December 19, 2018. The 2013 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At March 31, 2016, the Company had available bank borrowing capacity, net of $38.1 million of letters of credit, of approximately $206.9 million, subject to certain financial covenant restrictions.
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
At March 31, 2016 the weighted average interest rate on the Company’s variable rate debt was 1.19%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement is November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for these agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with an excellent credit rating and history of performance.  The Company currently believes the risk of nonperformance is negligible.
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
The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended March 31,		Three Months Ended March 31,
In thousands, except percentages	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$84	$95	$473	$506
Interest cost	369	479	1,486	1,789
Expected return on plan assets	(519)	(542)	(2,405)	(2,416)
Net amortization/deferrals	229	266	620	652
Curtailment loss recognized	—	—	240	—
Net periodic benefit cost	$163	$298	$414	$531

Assumptions
Discount Rate	4.21%	3.95%	3.56%	3.48%
Expected long-term rate of return	5.70%	5.70%	5.81%	5.79%
Rate of compensation increase	3.00%	3.00%	3.10%	3.10%

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $6.9 million to the international plans and does not expect to make a contribution to the U.S. plans during 2016.

Post Retirement Benefit Plans
In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.
The Company uses a December 31 measurement date for all post retirement plans.
The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended March 31,		Three Months Ended March 31,
In thousands, except percentages	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$1	$2	$7	$11
Interest cost	97	308	25	35
Net amortization/deferrals	(105)	(234)	(9)	(9)
Net periodic benefit (credit) cost	$(7)	$76	$23	$37

Assumptions
Discount Rate	3.95%	3.95%	3.90%	3.96%

At December 31, 2015, the Company changed the method it uses to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefit costs for all of its U.S. and International plans. Historically, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to utilize an approach that discounts the individual expected cash flows underlying the service and interest cost using the applicable spot rates derived from the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The Company estimates the service and interest cost of the pension and OPEB plans will be reduced by approximately $1.6 million in 2016 as a result of this change. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively.

9. STOCK-BASED COMPENSATION
As of March 31, 2016, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 3,800,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“the Directors Plan”). No awards may be made under the Directors Plan subsequent to October 31, 2016.
Stock-based compensation expense was $5.5 million and $8.8 million for the three months ended March 31, 2016 and 2015, respectively. Included in stock-based compensation expense for the three months ended March 31, 2016 is $0.4 million of expense related to stock options, $1.4 million related to non-vested restricted stock, $0.9 million related to restricted stock units, $2.5 million related to incentive stock units and $0.3 million related to units issued for Directors’ fees. At March 31, 2016, unamortized compensation expense related to those stock options, non-vested restricted shares units and incentive stock units expected to vest totaled $38.1 million and will be recognized over a weighted average period of 1.8 years.
Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2015	1,097,323	$32.70	4.8	$42,154
Granted	93,765	61.33		1,779
Exercised	(21,565)	23.90		1,216
Canceled	(4,471)	68.03		55
Outstanding at March 31, 2016	1,165,052	35.04	5.0	52,735
Exercisable at March 31, 2016	942,015	27.17	4.2	50,051
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Dividend yield	0.26%	0.14%
Risk-free interest rate	1.47%	1.82%
Stock price volatility	26.9%	27.3%
Expected life (years)	5.0	5.0
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of March 31, 2016, the Company estimates that it will achieve 121%, 101% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2016, 2017, and 2018, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the three months ended March 31, 2016:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	356,885	541,638	$65.89
Granted	128,565	167,350	61.33
Vested	(130,083)	(236,951)	50.89
Adjustment for incentive stock awards expected to vest	—	(622)	75.66
Canceled	(6,158)	(3,733)	69.66
Outstanding at March 31, 2016	349,209	467,682	70.90

10. INCOME TAXES
The overall effective income tax rate was 31.5% and 31.9% for the three months ended March 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016, the decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions.
As of March 31, 2016 and December 31, 2015, the liability for income taxes associated with uncertain tax positions was $10.6 million, of which $4.3 million, if recognized, would favorably affect the Company’s effective tax rate.
The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2016 and December 31, 2015, the total accrued interest and penalties are $2.2 million and $0.2 million, respectively.
At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $2.1 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.  With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2012.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,
In thousands, except per share data	2016	2015
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$94,163	$96,164
Less: dividends declared - common shares and non-vested restricted stock	(7,355)	(5,781)
Undistributed earnings	86,808	90,383
Percentage allocated to common shareholders (1)	99.7%	99.6%
	86,548	90,021
Add: dividends declared - common shares	7,332	5,759
Numerator for basic and diluted earnings per common share	$93,880	$95,780
Denominator
Denominator for basic earnings per common share - weighted average shares	91,258	96,243
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	891	1,142
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	92,149	97,385
Net income per common share attributable to Wabtec shareholders
Basic	$1.03	$1.00
Diluted	$1.02	$0.99

(1) Basic weighted-average common shares outstanding	91,258	96,243
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	91,543	96,607
Percentage allocated to common shareholders	99.7%	99.6%
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

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Three Months Ended March 31,
In thousands	2016	2015
Balance at December 31, 2015 and 2014, respectively	$92,064	$87,849
Warranty expense	10,880	6,363
Warranty claim payments	(7,287)	(7,367)
Foreign currency impact/other	(25)	(1,661)
Balance at March 31, 2016 and 2015, respectively	$95,632	$85,184

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gain and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. At March 31, 2016, the Company had outstanding foreign exchange contracts with a notional value of $35.0 million. The fair value of these hedges was a net liability of $0.7 million at March 31, 2016. The notional amount and fair value of foreign exchange contracts at December 31, 2015 was not material. The contracts are scheduled to mature within two years. For the period ended March 31, 2016, the amount reclassified into income was not material.
Interest Rate Hedging The Company uses interest rate swaps to manage interest rate exposures. The Company is exposed to interest rate volatility with regard to existing floating rate debt. Primary exposure includes the London Interbank Offered Rates (LIBOR). Derivatives used to hedge risk associated with changes in the fair value of certain variable-rate debt are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of debt obligations are recognized in current period earnings. See long-term debt footnote fair value measurement footnote for further information on current interest rate swaps.
As of March 31, 2016, the Company has recorded a current liability of $6.1 million and a corresponding offset in accumulated other comprehensive loss of $3.7 million, net of tax, related to these agreements.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. At March 31, 2016, the Company maintained foreign currency contracts with a notional value of $5.8 million. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized loss related to these contracts was immaterial for period ended March 31, 2016. The notional amount and fair value of foreign exchange contracts that did not meet the criteria for hedge accounting at December 31, 2015 was not material. These contracts are scheduled to mature within one year.

14. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2016, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at March 31, 2016 Using
In thousands	Total Carrying Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$6,091	$—	$6,091	$—
Total	$6,091	$—	$6,091	$—
The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2015, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at December 31, 2015 Using
In thousands	Total Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$4,474	$—	$4,474	$—
Total	$4,474	$—	$4,474	$—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at March 31, 2016 and December 31, 2015. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes are considered Level 2 based on the fair value valuation hierarchy.
The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	March 31, 2016		December 31, 2015
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swap agreement	$6,091	$6,091	$4,474	$4,474
4.375% Senior Notes	248,117	266,338	248,053	254,075
The fair value of the Company’s interest rate swap agreements and the 2013 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

15. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in Note 19 therein, filed on February 19, 2016. During the first three months of 2016, there were no material changes to the information described in the Form 10-K.
The Company is also subject to litigation from time to time arising out of its operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in Note 19 therein, filed on February 19, 2016. Except as described below, there have been no material changes to the information described in the Form 10-K.

On April 21, 2016, Siemens Industry, Inc. (Siemens) filed a lawsuit against the Company in federal court in Delaware alleging that the Company has infringed seven (7) patents owned by Siemens, all of which are related to Positive Train Control technology. The Company is assessing the complaint, but believes it is without merit and intends to vigorously defend itself.

16. SEGMENT INFORMATION
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
Segment financial information for the three months ended March 31, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$442,669	$329,362	$—	$772,031
Intersegment sales/(elimination)	5,808	1,677	(7,485)	—
Total sales	$448,477	$331,039	$(7,485)	$772,031
Income (loss) from operations	$106,675	$45,010	$(9,504)	$142,181
Interest expense and other, net	—	—	(4,717)	(4,717)
Income (loss) from operations before income taxes	$106,675	$45,010	$(14,221)	$137,464
Segment financial information for the three months ended March 31, 2015 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$511,887	$306,707	$—	$818,594
Intersegment sales/(elimination)	8,928	2,584	(11,512)	—
Total sales	$520,815	$309,291	$(11,512)	$818,594
Income (loss) from operations	$111,569	$41,423	$(4,572)	$148,420
Interest expense and other, net	—	—	(7,172)	(7,172)
Income (loss) from operations before income taxes	$111,569	$41,423	$(11,744)	$141,248

Sales by product are as follows:

	Three Months Ended March 31,
In thousands	2016	2015
Specialty Products & Electronics	$378,269	$425,537
Brake Products	158,033	136,690
Remanufacturing, Overhaul & Build	151,906	167,397
Other Transit Products	48,795	46,803
Other	35,028	42,167
Total sales	$772,031	$818,594

17. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended March 31,
In thousands	2016	2015
Foreign currency income (loss)	$162	$(2,394)
Other miscellaneous expense	(8)	(472)
Total other income (expense), net	$154	$(2,866)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 19, 2016.
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In the first three months of 2016, about 48% of the Company’s revenues came from customers outside the U.S.
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
In North America, the Association of American Railroads (AAR) compiles freight rail industry statistics such as carloadings, generally referred to as “rail traffic,” and the Railway Supply Institute (RSI) releases data on freight car orders, deliveries, and backlog. In the first quarter of 2016, rail traffic in North America was down about 6%, despite a 1% increase in intermodal traffic. According to the RSI, at the end of the first quarter of 2016, the industry multi-year backlog of freight cars on order was about 95,000, slightly lower than at the end of the fourth quarter of 2015. In 2016, we expect deliveries of new locomotives and new freight cars to be lower than in 2015. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.
The American Public Transportation Association (APTA) provides quarterly transit ridership statistics for the U.S. and Canada. For the full year of 2015 ridership was down about 1%. In the fourth quarter of 2015, the U.S. Congress passed a new, five-year transportation funding bill, which includes annual spending increases and some funding for Positive Train Control (“PTC”) projects. The Company expects deliveries of new subway cars to increase in 2016, while bus deliveries are expected to be about the same compared to 2015.

In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology. In 2015, the U.S. Congress extended the deadline for PTC implementation until December 31, 2018, which has slowed the rate of industry spending on this technology. Wabtec’s Train Control and Signaling revenue, which includes PTC, was about $110 million for the three months ended March 31, 2016.

Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe, Asia-Pacific and South America. In Europe, the majority of the rail system serves the passenger transit market, which is larger than the transit market in the U.S. Our presence in the U.K., Germany and Italy has positioned the Company to take advantage of this market. Asia-Pacific is a growth market and our various joint ventures and direct exports to China have positioned the Company to take advantage of this growth. Important freight rail markets include Australia, Brazil, Russia and South Africa.
Current conditions in these international markets vary based on general economic factors and specific freight rail and passenger transit drivers, as mentioned above. In its most recent quarterly data, the Office of Rail Regulation in the U.K. reported an increase in passenger ridership of about 1% and a 14% decrease in freight moved. In Germany, the government statistics bureau reported a slight increase for passenger rail and bus ridership in 2015. Russian Railways announced a decrease of 2.6% in passenger ridership in the first quarter of 2016 compared to the year-ago period, and it said freight tons loaded were 0.7% higher than the year-ago period.
In 2016 and beyond, general economic and market conditions in our key markets could have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

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

RESULTS OF OPERATIONS
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2016	2015
Net sales	$772,031	$818,594
Cost of sales	(516,851)	(563,239)
Gross profit	255,180	255,355
Selling, general and administrative expenses	(89,751)	(84,771)
Engineering expenses	(17,953)	(16,863)
Amortization expense	(5,295)	(5,301)
Total operating expenses	(112,999)	(106,935)
Income from operations	142,181	148,420
Interest expense, net	(4,871)	(4,306)
Other income (expense), net	154	(2,866)
Income from operations before income taxes	137,464	141,248
Income tax expense	(43,301)	(45,084)
Net income attributable to Wabtec shareholders	$94,163	$96,164
FIRST QUARTER 2016 COMPARED TO FIRST QUARTER 2015
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
In thousands	2016	2015	Percent Change
Freight Segment	$442,669	$511,887	(13.5)%
Transit Segment	329,362	306,707	7.4%
Net sales	772,031	818,594	(5.7)%
Income from operations	142,181	148,420	(4.2)%
Net income attributable to Wabtec shareholders	$94,163	$96,164	(2.1)%
The following table shows the major components of the change in sales in the first quarter of 2016 from the first quarter of 2015:

In thousands	Freight Segment	Transit Segment	Total
First Quarter 2015 Net Sales	$511,887	$306,707	$818,594
Acquisitions	14,498	5,668	20,166
Change in Sales by Product Line:
Remanufacturing, Overhaul & Build	13,820	12,473	26,293
Other Transit Products	—	2,032	2,032
Brake Products	(6,111)	(5,944)	(12,055)
Specialty Products & Electronics	(74,242)	20,250	(53,992)
Other	(11,741)	437	(11,304)
Foreign exchange	(5,442)	(12,261)	(17,703)
First Quarter 2016 Net Sales	$442,669	$329,362	$772,031
Net sales for the three months ended March 31, 2016 decreased by $46.6 million or 5.7% to $772.0 million from $818.6 million. The decrease is primarily due to lower sales for Specialty Products and Electronics of $54.0 million due to lower demand for freight products. This decrease was partially offset by higher sales for Remanufacturing, Overhaul and Build of

$26.3 million due to higher demand for aftermarket locomotive builds. Acquisitions increased sales $20.2 million and unfavorable foreign exchange decreased sales $17.7 million.
Freight Segment sales decreased by $69.2 million, or 13.5%, primarily due to a decrease of $74.2 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products. This decrease was partially offset by a $13.8 million increase in Remanufacturing, Overhaul, and Build sales. Acquisitions increased sales by $14.5 million and unfavorable foreign exchange decreased sales by $5.4 million.
Transit Segment sales increased by $22.7 million, or 7.4%, primarily due to a $20.3 million increase for Specialty Products and Electronics sales from higher demand for transit original equipment products, and a $12.5 million increase for Remanufacturing, Overhaul, and Build sales. Acquisitions increased sales by $5.7 million and unfavorable foreign exchange decreased sales by $12.3 million.
Cost of Sales and Gross Profit. The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended March 31, 2016
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$165,285	37.3%	$143,124	43.5%	$308,409	39.9%
Labor	51,584	11.7%	37,593	11.4%	89,177	11.6%
Overhead	63,313	14.3%	47,976	14.6%	111,289	14.4%
Other/Warranty	3,697	0.8%	4,279	1.3%	7,976	1.0%
Total cost of sales	$283,879	64.1%	$232,972	70.8%	$516,851	66.9%

	Three Months Ended March 31, 2015
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$222,972	43.6%	$127,929	41.7%	$350,901	42.9%
Labor	57,439	11.2%	39,369	12.8%	96,808	11.8%
Overhead	66,932	13.1%	44,748	14.6%	111,680	13.6%
Other/Warranty	676	0.1%	3,174	1.0%	3,850	0.5%
Total cost of sales	$348,019	68.0%	$215,220	70.1%	$563,239	68.8%
Cost of Sales decreased by $46.4 million to $516.9 million in the first quarter of 2016 compared to $563.2 million in the same period of 2015. In the first quarter of 2016, cost of sales as a percentage of sales was 66.9% compared to 68.8% in the same period of 2015.  The decrease as a percentage of sales is due to more favorable project performance, contributions from cost reduction initiatives, and improved margin performance from prior year acquisitions.
Freight Segment cost of sales decreased 3.9% as a percentage of sales to 64.1% in 2016 compared to 68.0% for the same period in 2015. The decrease is primarily related to lower material costs and better operating performance on certain projects.
Transit Segment cost of sales increased 0.7% as a percentage of sales to approximately 70.8% in the first quarter of 2016 from 70.1% for the same period of 2015.  The increase is primarily due to higher material costs associated with higher original equipment specialty products sales and higher aftermarket transit locomotive sales which carries higher raw material content, partially offset by lower labor costs.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $10.9 million in the first quarter of 2016 compared to $6.4 million in the first quarter of 2015.
Gross profit for the three months ended March 31, 2016 decreased $0.2 million to $255.2 million from $255.4 million in the previous year's quarter. The gross profit margin increased 190 basis points to 33.1% from 31.2% at March 31, 2015. The decrease is due lower sales volume, however, the improvement in the gross profit margin is due to ongoing cost reduction initiatives aimed at increasing our competitiveness in an increasing challenging global economy, as well as favorable project performance.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Three Months Ended March 31,
In thousands	2016	Percentage of Sales	2015	Percentage of Sales
Selling, general and administrative expenses	$89,751	11.6%	$84,771	10.4%
Engineering expenses	17,953	2.3%	16,863	2.1%
Amortization expense	5,295	0.7%	5,301	0.6%
Total operating expenses	$112,999	14.6%	$106,935	13.1%
Total operating expenses were 14.6% and 13.1% of sales for the first quarters of 2016 and 2015, respectively.  Selling, general, and administrative expenses increased $5.6 million, or 6.6%, primarily due to $3.6 million of transaction costs related to the Faiveley acquisition, and $2.0 million of incurred costs related to recent acquisitions, partially offset by lower costs associated with the cost saving initiative undertaken in 2016. Engineering expense increased by $1.1 million, or 6.5%, primarily due to $0.4 million of expenses from acquisitions. The remainder of the increase can be attributed to the company concentrating resources on new product development. Amortization expense of intangibles associated with acquisitions remained consistent at $5.3 million for the first quarters of 2016 and 2015.
The following table shows our segment operating expense for the periods indicated:

	Three Months Ended March 31,
In thousands	2016	2015	Percent Change
Freight Segment	$50,810	$52,159	(2.6)%
Transit Segment	52,685	50,205	4.9%
Corporate	9,504	4,571	107.9%
Total operating expenses	112,999	106,935	5.7%
Freight Segment operating expenses decreased $1.3 million, or 2.6%, in 2016 and increased 130 basis points to 11.5% of sales. The decrease is primarily attributable to reduced sales volumes and lower costs associated with the cost saving initiative undertaken in 2016 partially offset by $2.3 million of incremental operating expenses from acquisitions.
Transit Segment operating expenses increased $2.5 million, or 4.9%, in 2016 but stayed consistent as a percentage of sales at 16.0% for both the first quarter of 2016 and 2015, respectively. The increase is primarily attributable to the Company concentrating resources on new product development and incremental operating expenses from acquisitions.
Corporate non-allocated operating expenses increased $4.9 million in 2016 primarily due to transaction costs associated with the Faiveley acquisition.
Income from operations Income from operations totaled $142.2 million or 18.4% of sales in the first quarter of 2016 compared to $148.4 million or 18.1% of sales in the same period of 2015. Income from operations decreased due to lower sales volume partially offset by lower operating expenses as discussed above.
Interest expense, net Interest expense, net, increased $0.6 million in 2016 due to higher average debt balances.
Other income/(expense), net Other Income/(Expense), net, increased $3.0 million to $0.2 million primarily due to foreign currency gains.
Income taxes The effective income tax rate was 31.5% and 31.9% for the first quarter of 2016 and 2015, respectively. The decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions.

Net income Net income for the first quarter of 2016 was $94.2 million or $1.02 per diluted share compared to $96.2 million or $0.99 per diluted share in the prior year quarter. The decrease in net income is due to lower income from operations for the reasons noted above, partially offset by a lower effective tax rate discussed above.
Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three Months Ended March 31,
In thousands	2016	2015
Cash provided by (used for):
Operating activities	$75,566	$43,661
Investing activities	(8,630)	(84,033)
Financing activities	(40,037)	(119,781)
Increase/(decrease) in cash	$36,583	$(176,714)
Operating activities In the first three months of 2016 and 2015, cash provided by operations was $75.6 million and $43.7 million, respectively. In comparison to the first three months of 2015, cash provided by operations in 2016 increased due to favorable working capital requirements. The favorable working capital requirements primarily related to a favorable change in inventory of $19.9 million due to successful efforts to control the amount of inventory on hand and accounts receivable of $15.7 million due to increased collection efforts.
Investing activities In the first three months of 2016 and 2015, cash used in investing activities was $8.6 million and $84.0 million, respectively. The major component of the cash outflow in 2016 was planned additions to property, plant and equipment of $8.5 million for continued investments in our facilities and manufacturing processes. This compares to $75.7 million in net cash paid for acquisitions and $8.5 million in property, plant, and equipment for investments in the first three months of 2015. Refer to Note 4 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first three months of 2016, cash used for financing activities was $40.0 million which included $195.0 million in proceeds from the revolving credit facility, $85.5 million in repayments of debt on the revolving credit facility, $7.4 million of dividend payments, $133.7 million for the repurchase of 1,950,000 shares of stock and $9.0 million related to the payment of income tax withholding on share based compensation. In the first three months of 2015, cash provided by financing activities was $119.8 million, which included $111.7 million in proceeds from the revolving credit facility, $211.8 million in repayments of debt on the revolving credit facility, $14.6 million related to payment of income tax withholding on share based compensation, and $5.8 million of dividend payments.
Company Stock Repurchase Plan
On February 8, 2016 the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $33.3 million remained. During the first three months of 2016, the Company repurchased 1,950,000, leaving $216.0 million under the authorization.
The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2013 Refinancing Credit Agreement, as well as the senior notes currently outstanding.
Contractual Obligations and Off-Balance Sheet Arrangements
As of March 31, 2016, the Company has recognized a total liability of $10.6 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.

Since December 31, 2015, there have been no other significant changes in the total amount of the Company’s contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
Statements in this 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Critical Accounting Policies
A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 50% and 42% of total long-term debt at March 31, 2016 and December 31, 2015, respectively.  To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 7 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first three months of 2016, approximately 52% of Wabtec’s net sales were to customers in the United States, 10% in the United Kingdom, 6% in Canada, 5% in Mexico, 4% in China, 3% in Germany, 2% in Australia, 2% in Brazil, and 16% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 3 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2016. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Except as described below, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal court in Delaware alleging that the Company has infringed seven (7) patents owned by Siemens, all of which are related to Positive Train Control technology. The Company is assessing the complaint, but believes it is without merit and intends to vigorously defend itself.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 9, 2016, the Board of Directors amended its stock repurchase authorization to $350.0 million of the Company’s outstanding shares. During the first three months of 2016, the Company repurchased 1,950,000 shares, leaving $216.0 million under the authorization.
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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Senior Vice President Finance and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	April 28, 2016

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.