Form 10-Q
period 2016-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2016-07-28
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2016
Common Stock, $.01 par value per share	90,120,526 shares

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
June 30, 2016
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In thousands, except shares and par value	June 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$302,935	$226,191
Accounts receivable	440,900	494,975
Unbilled accounts receivable	145,451	103,814
Inventories	493,442	478,574
Deposit in escrow	206,212	202,942
Deferred income taxes	75,705	71,658
Other current assets	35,713	33,524
Total current assets	1,700,358	1,611,678
Property, plant and equipment	730,050	717,295
Accumulated depreciation	(381,400)	(364,102)
Property, plant and equipment, net	348,650	353,193
Other Assets
Goodwill	860,027	858,532
Other intangibles, net	430,331	440,534
Other noncurrent assets	39,830	32,909
Total other assets	1,330,188	1,331,975
Total Assets	$3,379,196	$3,296,846

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$305,160	$319,525
Customer deposits	110,968	106,127
Accrued compensation	62,062	69,892
Accrued warranty	77,566	72,678
Current portion of long-term debt	115	433
Other accrued liabilities	108,681	96,121
Total current liabilities	664,552	664,776
Long-term debt	744,139	691,805
Accrued postretirement and pension benefits	56,487	55,765
Deferred income taxes	145,572	139,852
Accrued warranty	18,780	19,386
Other long-term liabilities	23,827	23,923
Total liabilities	1,653,357	1,595,507
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 90,119,492 and 91,836,106 outstanding
at June 30, 2016 and December 31, 2015, respectively	1,323	1,323
Additional paid-in capital	466,553	469,326
Treasury stock, at cost, 42,230,042 and 40,513,428 shares,
at June 30, 2016 and December 31, 2015, respectively	(905,877)	(775,124)
Retained earnings	2,450,884	2,280,801
Accumulated other comprehensive loss	(290,346)	(276,719)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	1,722,537	1,699,607
Non-controlling interest (minority interest)	3,302	1,732
Total shareholders’ equity	1,725,839	1,701,339
Total Liabilities and Shareholders’ Equity	$3,379,196	$3,296,846
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2016	2015	2016	2015

Net sales	$723,601	$847,028	$1,495,632	$1,665,622
Cost of sales	(486,212)	(579,264)	(1,003,063)	(1,142,503)
Gross profit	237,389	267,764	492,569	523,119
Selling, general and administrative expenses	(80,610)	(88,992)	(170,361)	(173,763)
Engineering expenses	(18,029)	(17,750)	(35,982)	(34,613)
Amortization expense	(5,466)	(5,162)	(10,761)	(10,463)
Total operating expenses	(104,105)	(111,904)	(217,104)	(218,839)
Income from operations	133,284	155,860	275,465	304,280
Other income and expenses
Interest expense, net	(4,969)	(4,041)	(9,840)	(8,347)
Other expense, net	(1,229)	(1,887)	(1,075)	(4,753)
Income from operations before income taxes	127,086	149,932	264,550	291,180
Income tax expense	(36,601)	(48,428)	(79,902)	(93,512)
Net income attributable to Wabtec shareholders	$90,485	$101,504	$184,648	$197,668

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$1.00	$1.05	$2.03	$2.05
Diluted
Net income attributable to Wabtec shareholders	$1.00	$1.04	$2.02	$2.03

Weighted average shares outstanding
Basic	89,846	96,338	90,832	96,066
Diluted	90,559	97,435	91,628	97,112

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2016	2015	2016	2015

Net income attributable to Wabtec shareholders	$90,485	$101,504	$184,648	$197,668
Foreign currency translation (loss) gain	(42,330)	36,082	(10,119)	(51,849)
Unrealized (loss) gain on derivative contracts	(716)	949	(2,909)	(756)
Pension benefit plans and post-retirement benefit plans	2,149	(822)	(1,634)	3,000
Other comprehensive (loss) income before tax	(40,897)	36,209	(14,662)	(49,605)
Income tax (expense) benefit related to components of
other comprehensive (loss) income	(352)	(320)	1,035	(605)
Other comprehensive (loss) income, net of tax	(41,249)	35,889	(13,627)	(50,210)
Comprehensive income attributable to Wabtec shareholders	$49,236	$137,393	$171,021	$147,458

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended June 30,
In thousands, except per share data	2016	2015

Operating Activities
Net income attributable to Wabtec shareholders	$184,648	$197,668
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	33,093	31,612
Stock-based compensation expense	9,673	14,989
Loss on disposal of property, plant and equipment	378	420
Excess income tax benefits from exercise of stock options	—	(1,388)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(2,171)	(35,788)
Inventories	(10,893)	(25,536)
Accounts payable	(13,757)	(25,015)
Accrued income taxes	2,913	19,185
Accrued liabilities and customer deposits	3,505	(27,089)
Other assets and liabilities	6,587	(38,132)
Net cash provided by operating activities	213,976	110,926
Investing Activities
Purchase of property, plant and equipment	(19,104)	(20,860)
Proceeds from disposal of property, plant and equipment	165	178
Acquisitions of businesses, net of cash acquired	(21,263)	(100,108)
Net cash used for investing activities	(40,202)	(120,790)
Financing Activities
Proceeds from debt	230,000	174,300
Payments of debt	(175,499)	(294,589)
Purchase of treasury stock	(133,738)	—
Proceeds from exercise of stock options and other benefit plans	651	1,409
Excess income tax benefits from exercise of stock options	—	1,388
Payment of income tax withholding on share-based compensation	(9,006)	(14,565)
Cash dividends ($0.16 and $0.12 per share for the six months
ended June 30, 2016 and 2015, respectively)	(14,565)	(11,580)
Net cash used for financing activities	(102,157)	(143,637)
Effect of changes in currency exchange rates	5,127	(7,504)
Increase (Decrease) in cash	76,744	(161,005)
Cash, beginning of period	226,191	425,849
Cash, end of period	$302,935	$264,844

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec”) is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In the first six months of 2016, about 50% of the Company’s revenues came from customers outside the U.S.

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
In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $145.5 million and $103.8 million, customer deposits were $111.0 million and $106.1 million, and provisions for loss contracts were $16.7 million and $11.8 million at June 30, 2016 and December 31, 2015, respectively.
Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $28.8 million and $30.3 million at June 30, 2016 and December 31, 2015, respectively.
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
Non-controlling Interests In accordance with ASC 810 "Consolidation", the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015. Net income attributable to non-controlling interests for the three and six months ended June 30, 2016 and 2015 was not material.
Recent Accounting Pronouncements In April 2015, the FASB issued Accounting Standards Update No. 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset.  ASU 2015-3 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015.  The Company retrospectively adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact to our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contract with Customers.”  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Board voted to propose that the standard would take effect for reporting periods beginning after December 15, 2017 and that early adoption would be allowed as of the original effective date. The Company is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures.
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
Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.
The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2016 are as follows:

In thousands	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2015	$(227,349)	$(2,987)	$(46,383)	$(276,719)
Other comprehensive (loss) before reclassifications	(10,119)	(2,758)	(2,293)	(15,170)
Amounts reclassified from accumulated other
comprehensive income	—	647	896	1,543
Net current period other comprehensive (loss)	(10,119)	(2,111)	(1,397)	(13,627)
Balance at June 30, 2016	$(237,468)	$(5,098)	$(47,780)	$(290,346)
Reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2016 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(422)	Cost of sales
Amortization of net loss	971	Cost of sales
	549	Income from Operations
	(157)	Income tax expense
	$392	Net income

Derivative contracts
Realized loss on derivative contracts	$453	Interest expense, net
	(130)	Income tax expense
	$323	Net income

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2016 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(807)	Cost of sales
Amortization of net loss	2,091	Cost of sales
	1,284	Income from Operations
	(388)	Income tax expense
	$896	Net income

Derivative contracts
Realized loss on derivative contracts	$927	Interest expense, net
	(280)	Income tax expense
	$647	Net income

4. ACQUISITIONS
The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•
On May 5, 2016, the Company acquired Unitrac Railroad Materials ("Unitrac"), a leading designer and manufacturer of railroad products and track work services for a purchase price of approximately $14.4 million, net of cash acquired, resulting in preliminary goodwill of $1.0 million, none of which will be deductible for tax purposes.

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

•
On February 4, 2015, the Company acquired Railroad Controls L.P. ("RCL"), a provider of railway signal construction services, for a purchase price of approximately $78.0 million, net of cash acquired, resulting in goodwill of $14.8 million, all of which will be deductible for tax purposes.

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•
On June 17, 2015, the Company acquired Metalocaucho (“MTC”), a manufacturer of transit products, primarily rubber components for suspension and vibration control systems, for a purchase price of approximately $23.4 million, net of cash acquired, resulting in goodwill of $13.2 million, none of which will be deductible for tax purposes.

The acquisitions listed above include escrow deposits of $37.6 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.
For the Unitrac, RMS, and Track IQ acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the MTC and RCL acquisitions, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	Unitrac	RMS	Track IQ	MTC	RCL
In thousands	May 5, 2016	October 30, 2015	October 8, 2015	June 17, 2015	February 4, 2015
Current assets	$12,526	$3,605	$660	$10,348	$16,421
Property, plant & equipment	1,768	1,378	187	1,450	12,136
Goodwill	998	8,847	6,649	13,198	14,787
Other intangible assets	1,230	8,621	3,246	7,650	40,403
Other assets	—	—	—	114	—
Total assets acquired	16,522	22,451	10,742	32,760	83,747
Total liabilities assumed	(2,144)	(3,741)	(1,430)	(9,400)	(5,736)
Net assets acquired	$14,378	$18,710	$9,312	$23,360	$78,011
Of the $61.1 million of total acquired other intangible assets, $53.8 million was assigned to customer relationships, $5.6 million was assigned to trade names, $0.3 million was assigned to non-compete agreements and $1.4 million was assigned to customer backlog. The trade names were determined to have an indefinite useful life, while the customer relationships’ average useful life is 20 years, and the non-compete useful life is five years.
The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2015:

In thousands	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net sales	$725,602	$825,466	$1,505,193	$1,710,009
Gross profit	237,604	274,251	493,605	537,425
Net income attributable to Wabtec shareholders	90,608	101,534	184,978	200,540
Diluted earnings per share
As Reported	$1.00	$1.04	$2.02	$2.03
Pro forma	$1.00	$1.04	$2.02	$2.06

5. INVENTORIES
The components of inventory, net of reserves, were:

In thousands	June 30, 2016	December 31, 2015
Raw materials	$197,026	$180,128
Work-in-progress	169,968	171,217
Finished goods	126,448	127,229
Total inventories	$493,442	$478,574

6. INTANGIBLES
The change in the carrying amount of goodwill by segment for the six months ended June 30, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2015	$531,965	$326,567	$858,532
Adjustment to preliminary purchase allocation	1,379	1,025	2,404
Acquisitions	2,711	—	2,711
Foreign currency impact	(6,115)	2,495	(3,620)
Balance at June 30, 2016	$529,940	$330,087	$860,027
As of June 30, 2016 and December 31, 2015, the Company’s trademarks had a net carrying amount of $167.8 million and $167.4 million, respectively, and the Company believes these intangibles have indefinite lives.
Intangible assets of the Company, other than goodwill and trademarks, consist of the following:

In thousands	June 30, 2016	December 31, 2015
Patents, non-compete and other intangibles, net of accumulated
amortization of $41,411 and $40,936	$9,434	$11,403
Customer relationships, net of accumulated amortization
of $78,240 and $70,493	253,126	261,751
Total	$262,560	$273,154
The weighted average remaining useful life of patents, customer relationships and other intangibles were 10 years, 16 years and 13 years, respectively. Amortization expense for intangible assets was $5.5 million and $10.8 million for three and six months ended June 30, 2016, and $5.2 million and $10.5 million for the three and six months ended June 30, 2015.
Amortization expense for the five succeeding years is estimated to be as follows (in thousands):

Remainder of 2016	$10,320
2017	19,351
2018	18,660
2019	17,981
2020	16,803

7. LONG-TERM DEBT
Long-term debt consisted of the following:

In thousands	June 30, 2016	December 31, 2015
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,818 and $1,947	$248,182	$248,053
Revolving Credit Facility, net of unamortized debt issuance costs of $4,181 and $1,542	495,819	443,458
Capital Leases	253	727
Total	744,254	692,238
Less - current portion	115	433
Long-term portion	$744,139	$691,805
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2016 Refinancing Credit Agreement” provides the Company with a $1.2 billion, 5 year revolving credit facility and a

$400.0 million delayed draw term loan “Term Loan”. The Company incurred approximately $2.9 million of deferred financing cost related to the 2016 Refinancing Credit Agreement. The facility expires on June 22, 2021. The 2016 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At June 30, 2016, the Company had available bank borrowing capacity, net of $24.3 million of letters of credit, of approximately $675.7 million, subject to certain financial covenant restrictions.
The Term Loan is available for advance on or after June 22, 2016 until December 31, 2016. The Company will incur a 10 basis point commitment fee from June 22, 2016 until the initial draw or cancellation of the Term Loan.
Under the 2016 Refinancing Credit Agreement, the Company may elect a Base Rate of interest for U.S. Dollar denominated loans or, for certain currencies,  an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest, or other rates appropriate for such currencies  (in any case, “the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranges from 0 to 75 basis points. The Alternate Rate is based on the quoted rates specific to the applicable currency, plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to cash flow ratios. The initial Base Rate margin is 0 basis points and the Alternate Rate margin is 100 basis points.
At June 30, 2016, the weighted average interest rate on the Company’s variable rate debt was 1.45%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement is November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for these agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with an excellent credit rating and history of performance.  The Company currently believes the risk of nonperformance is negligible.
The 2016 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2016 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to cash flow ratio of 3.25. The Company is in compliance with the restrictions and covenants of the 2016 Refinancing Credit Agreement and does not expect that these measurements will limit the Company in executing our operating activities.
2013 Refinancing Credit Agreement
On December 19, 2013, the Company amended its then existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provided the Company with a $800.0 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The 2013 Refinancing Credit Agreement was replaced by the 2016 Refinancing Credit Agreement.
Under the 2013 Refinancing Credit Agreement, the Company could have elected a Base Rate of interest for U.S. Dollar denominated loans or, for certain currencies,  an interest rate based on the LIBOR of interest, or other rates appropriate for such currencies  (in any case, “the Alternate Rate”). The Base Rate adjusted on a daily basis and was the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranged from 0 to 75 basis points. The Alternate Rate was based on the quoted rates specific to the applicable currency, plus a margin that ranged from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins were dependent on the Company’s consolidated total indebtedness to cash flow ratios.
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
The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended June 30,		Three Months Ended June 30,
In thousands, except percentages	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$84	$95	$255	$506
Interest cost	369	479	1,450	1,801
Expected return on plan assets	(519)	(542)	(2,881)	(2,434)
Net amortization/deferrals	229	266	435	655
Net periodic benefit cost	$163	$298	$(741)	$528

Assumptions
Discount Rate	4.21%	3.95%	3.56%	3.48%
Expected long-term rate of return	5.70%	5.70%	5.81%	5.79%
Rate of compensation increase	3.00%	3.00%	3.10%	3.10%

	U.S.		International
	Six Months Ended June 30,		Six Months Ended June 30,
In thousands, except percentages	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$168	$190	$728	$1,012
Interest cost	738	958	2,936	3,590
Expected return on plan assets	(1,038)	(1,084)	(5,286)	(4,850)
Net amortization/deferrals	458	532	1,055	1,307
Curtailment loss recognized	—	—	240	—
Net periodic benefit cost	$326	$596	$(327)	$1,059

Assumptions
Discount Rate	4.21%	3.95%	3.56%	3.48%
Expected long-term rate of return	5.70%	5.70%	5.81%	5.79%
Rate of compensation increase	3.00%	3.00%	3.10%	3.10%

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $7.0 million to the international plans and does not expect to make a contribution to the U.S. plans during 2016.
Post Retirement Benefit Plans
In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.
The Company uses a December 31 measurement date for all post retirement plans.
The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended June 30,		Three Months Ended June 30,
In thousands, except percentages	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$1	$2	$7	$11
Interest cost	97	308	25	35
Net amortization/deferrals	(105)	(234)	(9)	(10)
Net periodic benefit (credit) cost	$(7)	$76	$23	$36

Assumptions
Discount Rate	3.33%	3.95%	3.24%	3.96%

	U.S.		International
	Six Months Ended June 30,		Six Months Ended June 30,
In thousands, except percentages	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net periodic benefit cost
Service cost	$2	$4	$14	$22
Interest cost	194	616	50	70
Net amortization/deferrals	(210)	(468)	(18)	(19)
Net periodic benefit (credit) cost	$(14)	$152	$46	$73

Assumptions
Discount Rate	3.33%	3.95%	3.24%	3.96%

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

9. STOCK-BASED COMPENSATION
As of June 30, 2016, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 3,800,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“the Directors Plan”).
Stock-based compensation expense was $9.7 million and $15.0 million for the six months ended June 30, 2016 and 2015, respectively. Included in stock-based compensation expense for the six months ended June 30, 2016 is $0.9 million of expense related to stock options, $3.0 million related to non-vested restricted stock, $1.2 million related to restricted stock units, $4.1 million related to incentive stock units and $0.5 million related to units issued for Directors’ fees. At June 30, 2016, unamortized compensation expense related to those stock options, non-vested restricted shares units and incentive stock units expected to vest totaled $31.0 million and will be recognized over a weighted average period of 1.6 years.
Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2015	1,097,323	$32.70	4.8	$42,154
Granted	94,115	61.39		828
Exercised	(26,150)	26.89		1,132
Canceled	(5,321)	69.37		4
Outstanding at June 30, 2016	1,159,967	35.00	4.7	40,825
Exercisable at June 30, 2016	941,442	27.17	3.9	40,501
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
Restricted Stock, Restricted Units and Incentive Stock Beginning in 2006, the Company adopted a restricted stock program. As provided for under the 2011 and 2000 Plans, eligible employees are granted restricted stock that generally vests over four years from the date of grant. Under the Directors Plan, restricted stock units vest one year from the date of grant.
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2016, the Company estimates that it will achieve 119%, 92% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2016, 2017, and 2018, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the six months ended June 30, 2016:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	356,885	541,638	$65.89
Granted	142,891	167,850	62.20
Vested	(148,753)	(236,591)	52.12
Adjustment for incentive stock awards expected to vest	—	(27,784)	73.28
Canceled	(7,519)	(5,283)	70.48
Outstanding at June 30, 2016	343,504	439,830	70.85

10. INCOME TAXES
The overall effective income tax rate was 28.8% and 30.2% for the three and six months ended June 30, 2016, respectively, and 32.3% and 32.1% for the three and six months ended June 30, 2015, respectively.  For the three and six months ended June 30, 2016, the decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions.
As of June 30, 2016 and December 31, 2015, the liability for income taxes associated with uncertain tax positions was $10.6 million, of which $4.3 million, if recognized, would favorably affect the Company’s effective tax rate.
The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2016, the total accrued interest and penalties are $2.3 million and $0.2 million, respectively.  As of December 31, 2015, the total accrued interest and penalties were $2.0 million and $0.2 million, respectively.
At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $2.1 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.  With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2012.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,
In thousands, except per share data	2016	2015
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$90,485	$101,504
Less: dividends declared - common shares and non-vested restricted stock	(7,209)	(5,799)
Undistributed earnings	83,276	95,705
Percentage allocated to common shareholders (1)	99.7%	99.7%
	83,026	95,418
Add: dividends declared - common shares	7,189	5,782
Numerator for basic and diluted earnings per common share	$90,215	$101,200
Denominator
Denominator for basic earnings per common share - weighted average shares	89,846	96,338
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	713	1,097
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	90,559	97,435
Net income per common share attributable to Wabtec shareholders
Basic	$1.00	$1.05
Diluted	$1.00	$1.04

(1) Basic weighted-average common shares outstanding	89,846	96,338
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	90,101	96,620
Percentage allocated to common shareholders	99.7%	99.7%

	Six Months Ended June 30,
In thousands, except per share data	2016	2015
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$184,648	$197,668
Less: dividends declared - common shares and non-vested restricted stock	(14,565)	(11,580)
Undistributed earnings	170,083	186,088
Percentage allocated to common shareholders (1)	99.7%	99.6%
	169,573	185,344
Add: dividends declared - common shares	14,520	11,539
Numerator for basic and diluted earnings per common share	$184,093	$196,883
Denominator
Denominator for basic earnings per common share - weighted average shares	90,832	96,066
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	796	1,046
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	91,628	97,112
Net income per common share attributable to Wabtec shareholders
Basic	$2.03	$2.05
Diluted	$2.02	$2.03

(1) Basic weighted-average common shares outstanding	90,832	96,066
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	91,111	96,406
Percentage allocated to common shareholders	99.7%	99.6%

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

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

	Six Months Ended June 30,
In thousands	2016	2015
Balance at December 31, 2015 and 2014, respectively	$92,064	$87,849
Warranty expense	17,853	14,043
Acquisitions	7,547	6,001
Warranty claim payments	(20,422)	(10,538)
Foreign currency impact/other	(696)	(702)
Balance at June 30, 2016 and 2015, respectively	$96,346	$96,653

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gain and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. At June 30, 2016, the Company had outstanding foreign exchange contracts with a notional value of $10.8 million. The fair value of these hedges was a net liability of $0.7 million at June 30, 2016. The notional amount and fair value of foreign exchange contracts at December 31, 2015 was not material. The contracts are scheduled to mature within two years. For the period ended June 30, 2016, the amount reclassified into income was not material.

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
As of June 30, 2016, the Company has recorded a current liability of $6.6 million and a corresponding offset in accumulated other comprehensive loss of $4.0 million, net of tax, related to these agreements.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. At June 30, 2016, the Company maintained foreign currency contracts with a notional value of $21.1 million. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized loss related to these contracts was $1.3 million for the period ended June 30, 2016. The notional amount and fair value of foreign exchange contracts that did not meet the criteria for hedge accounting at December 31, 2015 was not material. These contracts are scheduled to mature within one year.

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
The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2016, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at June 30, 2016 Using
In thousands	Total Carrying Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$6,592	$—	$6,592	$—
Total	$6,592	$—	$6,592	$—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at June 30, 2016 and December 31, 2015. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes are considered Level 2 based on the fair value valuation hierarchy.
The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	June 30, 2016		December 31, 2015
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swap agreement	$6,592	$6,592	$4,474	$4,474
4.375% Senior Notes	248,182	267,613	248,053	254,075
The fair value of the Company’s interest rate swap agreements and the 2013 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

15. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in Note 19 therein, filed on February 19, 2016. During the first six months of 2016, there were no material changes to the information described in the Form 10-K.
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
On April 21, 2016, Siemens Industry, Inc. (Siemens) filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven (7) patents owned by Siemens, all of which are related to Positive Train Control technology. Wabtec filed its answer to the complaint on June 17, 2016. The case is in a very preliminary stage. Wabtec believes the claims are without merit and intends to vigorously defend itself.

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
The Company evaluates its business segments’ operating results based on income from operations. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges. Since certain administrative and other operating expenses have not been allocated to business segments, the results in the following tables are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.
Segment financial information for the three months ended June 30, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$397,067	$326,534	$—	$723,601
Intersegment sales/(elimination)	13,616	4,106	(17,722)	—
Total sales	$410,683	$330,640	$(17,722)	$723,601
Income (loss) from operations	$92,317	$52,146	$(11,179)	$133,284
Interest expense and other, net	—	—	(6,198)	(6,198)
Income (loss) from operations before income taxes	$92,317	$52,146	$(17,377)	$127,086
Segment financial information for the three months ended June 30, 2015 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$534,674	$312,354	$—	$847,028
Intersegment sales/(elimination)	9,029	2,799	(11,828)	—
Total sales	$543,703	$315,153	$(11,828)	$847,028
Income (loss) from operations	$125,232	$37,514	$(6,886)	$155,860
Interest expense and other, net	—	—	(5,928)	(5,928)
Income (loss) from operations before income taxes	$125,232	$37,514	$(12,814)	$149,932
Segment financial information for the six months ended June 30, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$839,736	$655,896	$—	$1,495,632
Intersegment sales/(elimination)	19,424	5,783	(25,207)	—
Total sales	$859,160	$661,679	$(25,207)	$1,495,632
Income (loss) from operations	$198,991	$97,156	$(20,682)	$275,465
Interest expense and other, net	—	—	(10,915)	(10,915)
Income (loss) from operations before income taxes	$198,991	$97,156	$(31,597)	$264,550

Segment financial information for the six months ended June 30, 2015 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,046,561	$619,061	$—	$1,665,622
Intersegment sales/(elimination)	17,957	5,383	(23,340)	—
Total sales	$1,064,518	$624,444	$(23,340)	$1,665,622
Income (loss) from operations	$236,801	$78,937	$(11,458)	$304,280
Interest expense and other, net	—	—	(13,100)	(13,100)
Income (loss) from operations before income taxes	$236,801	$78,937	$(24,558)	$291,180
Sales by product are as follows:

	Three Months Ended June 30,
In thousands	2016	2015
Specialty Products & Electronics	$339,188	$448,292
Remanufacturing, Overhaul & Build	156,981	151,859
Brake Products	141,979	159,034
Other Transit Products	49,643	50,864
Other	35,810	36,979
Total sales	$723,601	$847,028

	Six Months Ended June 30,
In thousands	2016	2015
Specialty Products & Electronics	$717,457	$873,829
Remanufacturing, Overhaul & Build	315,014	288,549
Brake Products	293,885	326,431
Other Transit Products	98,438	97,667
Other	70,838	79,146
Total sales	$1,495,632	$1,665,622

17. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Foreign currency loss	$(1,530)	$(1,541)	$(1,368)	$(3,935)
Other miscellaneous income (expense)	301	(346)	293	(818)
Total other expense, net	$(1,229)	$(1,887)	$(1,075)	$(4,753)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 20 countries. In the first six months of 2016, about 50% of the Company’s revenues came from customers outside the U.S.
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
In North America, the Association of American Railroads ("AAR") compiles freight rail industry statistics such as carloadings, generally referred to as “rail traffic,” and the Railway Supply Institute ("RSI") releases data on freight car orders, deliveries, and backlog. Through the first six months of 2016, rail traffic in North America was down about 7%. According to the RSI, at the end of the second quarter of 2016, the industry multi-year backlog of freight cars on order was about 89,000, slightly lower than at the end of the first quarter of 2016. In 2015, deliveries of new freight cars and locomotives were about 82,000 units and 1,200 units, respectively. In 2016, the Company expects the deliveries of new freight cars and locomotives to be approximately 60,000 units and 900 units, respectively. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.
The American Public Transportation Association ("APTA") provides quarterly transit ridership statistics for the U.S. and Canada. For the first quarter of 2016 ridership was up slightly in the U.S. and down slightly in Canada. In the fourth quarter of 2015, the U.S. Congress passed a new, five-year transportation funding bill, which includes annual spending increases and some funding for Positive Train Control (“PTC”) projects. The Company expects deliveries of new subway cars to increase in 2016, while bus deliveries are expected to be about the same compared to 2015.
In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology. In 2015, the U.S. Congress extended the deadline for PTC implementation until December 31, 2018, which has slowed the rate of industry spending on this technology. Wabtec’s Train Control and Signaling revenue, which includes PTC, was about $196 million for the six months ended June 30, 2016.

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
Current conditions in these international markets vary based on general economic factors and specific freight rail and passenger transit drivers, as mentioned above. In its most recent quarterly data, the Office of Rail Regulation in the U.K. reported an increase in passenger ridership of about 1% and a 27% decrease in freight moved, mainly due to reduced shipments of coal. In Germany, the government statistics bureau reported a slight increase for passenger rail and bus ridership in 2015. Russian Railways announced a decrease of almost 1% in passenger ridership in the first half of 2016 compared to the year-ago period, and it said freight tons loaded were 1.8% higher than the year-ago period.
In 2016 and beyond, general economic and market conditions in our key markets could have an impact on our sales and operations. To the extent that these factors cause instability of capital and debt markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

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

RESULTS OF OPERATIONS
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Net sales	$723,601	$847,028	$1,495,632	$1,665,622
Cost of sales	(486,212)	(579,264)	(1,003,063)	(1,142,503)
Gross profit	237,389	267,764	492,569	523,119
Selling, general and administrative expenses	(80,610)	(88,992)	(170,361)	(173,763)
Engineering expenses	(18,029)	(17,750)	(35,982)	(34,613)
Amortization expense	(5,466)	(5,162)	(10,761)	(10,463)
Total operating expenses	(104,105)	(111,904)	(217,104)	(218,839)
Income from operations	133,284	155,860	275,465	304,280
Interest expense, net	(4,969)	(4,041)	(9,840)	(8,347)
Other expense, net	(1,229)	(1,887)	(1,075)	(4,753)
Income from operations before income taxes	127,086	149,932	264,550	291,180
Income tax expense	(36,601)	(48,428)	(79,902)	(93,512)
Net income attributable to Wabtec shareholders	$90,485	$101,504	$184,648	$197,668
SECOND QUARTER 2016 COMPARED TO SECOND QUARTER 2015
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
In thousands	2016	2015	Percent Change
Freight Segment	$397,067	$534,674	(25.7)%
Transit Segment	326,534	312,354	4.5%
Net sales	723,601	847,028	(14.6)%
Income from operations	133,284	155,860	(14.5)%
Net income attributable to Wabtec shareholders	$90,485	$101,504	(10.9)%
The following table shows the major components of the change in sales in the second quarter of 2016 from the second quarter of 2015:

In thousands	Freight Segment	Transit Segment	Total
Second Quarter 2015 Net Sales	$534,674	$312,354	$847,028
Acquisitions	10,521	6,246	16,767
Change in Sales by Product Line:
Remanufacturing, Overhaul & Build	(1,269)	11,546	10,277
Other Transit Products	—	(1,287)	(1,287)
Other	(7,108)	302	(6,806)
Brake Products	(15,249)	(1,519)	(16,768)
Specialty Products & Electronics	(120,974)	4,549	(116,425)
Foreign exchange	(3,528)	(5,657)	(9,185)
Second Quarter 2016 Net Sales	$397,067	$326,534	$723,601
Net sales for the three months ended June 30, 2016 decreased by $123.4 million or 14.6% to $723.6 million from $847.0 million. The decrease is primarily due to lower sales for Specialty Products and Electronics of $116.4 million and lower Brake Products sales of $16.8 million due to decreased demand for freight products as well as train control and signaling products and services. This decrease was partially offset by higher sales for Remanufacturing, Overhaul and Build of $10.3 million due to higher demand for aftermarket locomotive builds. Acquisitions increased sales $16.8 million and unfavorable foreign exchange decreased sales $9.2 million.
Freight Segment sales decreased by $137.6 million, or 25.7%, primarily due to a decrease of $121.0 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products as well as train control and signaling products and services and a decrease of $15.2 million for Brake Products sales from lower demand for original equipment brakes for freight customers. Acquisitions increased sales by $10.5 million and unfavorable foreign exchange decreased sales by $3.5 million.
Transit Segment sales increased by $14.2 million, or 4.5%, primarily due to higher sales for Remanufacturing, Overhaul and Build products due to higher demand for aftermarket locomotive builds. Acquisitions increased sales by $6.2 million and unfavorable foreign exchange decreased sales by $5.7 million.
Cost of Sales and Gross Profit. The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended June 30, 2016
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$149,908	37.8%	$130,808	40.1%	$280,716	38.8%
Labor	43,700	11.0%	43,643	13.4%	87,343	12.1%
Overhead	64,661	16.3%	46,257	14.2%	110,918	15.3%
Other/Warranty	438	0.1%	6,797	2.1%	7,235	1.0%
Total cost of sales	$258,707	65.2%	$227,505	69.8%	$486,212	67.2%

	Three Months Ended June 30, 2015
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$222,501	41.6%	$132,014	42.3%	$354,515	41.9%
Labor	57,950	10.8%	38,824	12.4%	96,774	11.4%
Overhead	74,782	14.0%	44,308	14.2%	119,090	14.1%
Other/Warranty	1,557	0.3%	7,328	2.3%	8,885	1.0%
Total cost of sales	$356,790	66.7%	$222,474	71.2%	$579,264	68.4%
Cost of Sales decreased by $93.1 million to $486.2 million in the second quarter of 2016 compared to $579.3 million in the same period of 2015. In the second quarter of 2016, cost of sales as a percentage of sales was 67.2% compared to 68.4% in the same period of 2015.  The decrease as a percentage of sales is due to contributions from cost reduction initiatives and improved margin performance from prior year acquisitions.
Freight Segment cost of sales decreased 1.5% as a percentage of sales to 65.2% in 2016 compared to 66.7% for the same period in 2015. The decrease is primarily related to product sales with lower material content, lower overall material costs due to on-going sourcing efforts, and decreases in various commodity prices.
Transit Segment cost of sales decreased 1.4% as a percentage of sales to approximately 69.8% in the second quarter of 2016 from 71.2% for the same period of 2015.  The decrease is primarily related to improved margin performance from prior years acquisitions and the benefits of ongoing cost reduction efforts. The change between material and labor costs is a direct result of higher remanufacturing, overhaul and build revenue which carries higher labor and lower material content as a percentage of sales.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $7.0 million in the second quarter of 2016 compared to $7.7 million in the second quarter of 2015.

Gross profit for the three months ended June 30, 2016 decreased $30.4 million to $237.4 million from $267.8 million in the previous year's quarter. The gross profit margin increased 120 basis points to 32.8% from 31.6% at June 30, 2015. The decrease is due lower sales volume, however, the improvement in the gross profit margin is due to ongoing cost reduction initiatives aimed at increasing our competitiveness in an increasing challenging global economy, as well as the reasons discussed above.
Operating expenses The following table shows our operating expenses for the periods indicated:

	Three Months Ended June 30,
In thousands	2016	Percentage of Sales	2015	Percentage of Sales
Selling, general and administrative expenses	$80,610	11.1%	$88,992	10.5%
Engineering expenses	18,029	2.5%	17,750	2.1%
Amortization expense	5,466	0.8%	5,162	0.6%
Total operating expenses	$104,105	14.4%	$111,904	13.2%
Total operating expenses were 14.4% and 13.2% of sales for the second quarters of 2016 and 2015, respectively.  Selling, general, and administrative expenses decreased $8.4 million, or 9.4%, primarily due to lower sales volume, reduced incentive compensation expense and benefits associated with the cost saving initiative undertaken in 2016. These reductions were partially offset by $5.8 million of costs related to the Faiveley transaction and $0.4 million of costs related to restructuring activity. Engineering expense increased by $0.3 million, or 1.6%, primarily related to acquisitions. Amortization expense increased $0.3 million due to amortization of intangibles associated with acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Three Months Ended June 30,
In thousands	2016	2015	Percent Change
Freight Segment	$44,464	$52,482	(15.3)%
Transit Segment	48,461	52,536	(7.8)%
Corporate	11,180	6,886	62.4%
Total operating expenses	104,105	111,904	(7.0)%
Freight Segment operating expenses decreased $8.0 million, or 15.3%, in 2016 and increased 140 basis points to 11.2% of sales. The decrease is primarily attributable to reduced sales volumes and lower costs associated with cost saving initiatives undertaken in 2016 partially offset by $1.5 million of incremental operating expenses from acquisitions.
Transit Segment operating expenses decreased $4.1 million, or 7.8%, in 2016 and decreased 200 basis points to 14.8% of sales. The decrease is primarily attributable to lower costs associated with cost saving initiatives undertaken in 2016 partially offset by $0.6 million of incremental operating expenses from acquisitions.
Corporate non-allocated operating expenses increased $4.3 million in 2016 primarily due to $5.8 million of costs related to the Faiveley transaction partially offset by lower costs from cost saving initiatives.
Income from operations Income from operations totaled $133.3 million or 18.4% of sales in the second quarter of 2016 compared to $155.9 million or 18.4% of sales in the same period of 2015. Income from operations decreased due to lower sales volume partially offset by lower operating expenses as discussed above.
Interest expense, net Interest expense, net, increased $0.9 million in 2016 primarily attributable to higher average debt balances relating to stock repurchases and the escrow deposit for the Faiveley acquisition.
Other income/(expense), net Other Expense, net, decreased $0.7 million to $1.2 million compared to $1.9 million in 2015 due to lower currency losses in the current year.
Income taxes The effective income tax rate was 28.8% and 32.3% for the second quarter of 2016 and 2015, respectively. The decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions.

Net income Net income for the second quarter of 2016 was $90.5 million or $1.00 per diluted share compared to $101.5 million or $1.04 per diluted share in the prior year quarter. The decrease in net income is due to lower income from operations for the reasons noted above, partially offset by a lower effective tax rate discussed above and lower shares outstanding.

FIRST SIX MONTHS OF 2016 COMPARED TO FIRST SIX MONTHS OF 2015
The following table summarizes our results of operations for the periods indicated:

	Six months ended June 30,
In thousands	2016	2015	Percent Change
Freight Segment	$839,736	$1,046,561	(19.8)%
Transit Segment	655,896	619,061	6.0%
Net sales	1,495,632	1,665,622	(10.2)%
Income from operations	275,465	304,280	(9.5)%
Net income attributable to Wabtec shareholders	$184,648	$197,668	(6.6)%
The following table shows the major components of the change in sales in the first half of 2016 from the first half of 2015:

In thousands	Freight Segment	Transit Segment	Total
First Six Months of 2015 Net Sales	$1,046,561	$619,061	$1,665,622
Acquisitions	25,019	11,914	36,933
Change in Sales by Product Line:
Remanufacturing, Overhaul & Build	12,551	23,933	36,484
Other Transit Products	—	768	768
Other	(18,921)	747	(18,174)
Brake Products	(21,296)	(7,558)	(28,854)
Specialty Products & Electronics	(195,066)	22,840	(172,226)
Foreign exchange	(9,112)	(15,809)	(24,921)
First Six Months of 2016 Net Sales	$839,736	$655,896	$1,495,632
Net sales for the six months ended June 30, 2016 decreased by $170.0 million or 10.2% to $1,495.6 million from $1,665.6 million. The decrease is primarily due to lower sales for Specialty Products and Electronics of $172.2 million and lower Brake Products sales of $28.9 million due to decreased demand for freight products as well as for train control and signaling products and services. This decrease was partially offset by higher sales for Remanufacturing, Overhaul and Build of $36.5 million due to higher demand for aftermarket locomotive builds. Acquisitions increased sales $36.9 million and unfavorable foreign exchange decreased sales $24.9 million.
Freight Segment sales decreased by $206.8 million, or 19.8%, primarily due to a decrease of $195.1 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products and train control and signaling products and a decrease of $21.3 million for Brake Products sales from lower demand for original equipment brakes and aftermarket services. The decrease was partially offset by a $12.6 million increase in Remanufacturing, Overhaul, and Build sales. Acquisitions increased sales by $25.0 million and unfavorable foreign exchange decreased sales by $9.1 million.
Transit Segment sales increased by $36.8 million, or 5.9%, primarily due to an increase for Remanufacturing, Overhaul, and Build sales of $23.9 million from higher demand for aftermarket locomotive builds, and a $22.8 million increase for Specialty Products and Electronics. Acquisitions increased sales by $11.9 million and unfavorable foreign exchange decreased sales by $15.8 million.

Cost of Sales and Gross Profit. The following table shows the major components of cost of sales for the periods indicated:

	Six months ended June 30, 2016
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$319,340	38.0%	$273,932	41.8%	$593,272	39.7%
Labor	91,137	10.9%	81,236	12.4%	172,373	11.5%
Overhead	127,974	15.2%	94,233	14.4%	222,207	14.9%
Other/Warranty	4,135	0.5%	11,076	1.7%	15,211	1.0%
Total cost of sales	$542,586	64.6%	$460,477	70.3%	$1,003,063	67.1%

	Six months ended June 30, 2015
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$440,628	42.1%	$260,075	42.0%	$700,703	42.1%
Labor	112,535	10.8%	77,988	12.6%	190,523	11.4%
Overhead	142,131	13.6%	88,980	14.4%	231,111	13.9%
Other/Warranty	9,513	0.9%	10,653	1.7%	20,166	1.2%
Total cost of sales	$704,807	67.4%	$437,696	70.7%	$1,142,503	68.6%
Cost of Sales decreased by $139.4 million to $1,003.1 million in the first six months of 2016 compared to $1,142.5 million in the same period of 2015. In the first six months of 2016, cost of sales as a percentage of sales was 67.2% compared to 68.6% in the same period of 2015.  The decrease as a percentage of sales is due contributions from cost reduction initiatives and improved margin performance from prior year acquisitions.
Freight Segment cost of sales decreased 2.8% as a percentage of sales to 64.6% in 2016 compared to 67.4% for the same period in 2015. The decrease is primarily related to product sales with lower material content, lower overall material costs due to ongoing sourcing efforts, and decreases in various commodity prices.
Transit Segment cost of sales decreased 0.4% as a percentage of sales to approximately 70.3% in the first half of 2016 from 70.7% for the same period of 2015.  The decrease is primarily due to better margin performance from prior year acquisitions and ongoing sourcing savings.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $17.9 million in the first six months of 2016 compared to $14.0 million in the first half of 2015.
Gross profit for the six months ended June 30, 2016 decreased $30.6 million to $492.6 million from $523.1 million in the first six months of 2015. The gross profit margin increased 150 basis points to 32.9% from 31.4% at June 30, 2015. The decrease is due lower sales volume, however, the improvement in the gross profit margin is due to ongoing cost reduction initiatives aimed at increasing our competitiveness in an increasing challenging global economy, as well as favorable performance discussed above.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Six months ended June 30,
In thousands	2016	Percentage of Sales	2015	Percentage of Sales
Selling, general and administrative expenses	$170,361	11.4%	$173,763	10.4%
Engineering expenses	35,982	2.4%	34,613	2.1%
Amortization expense	10,761	0.7%	10,463	0.6%
Total operating expenses	$217,104	14.5%	$218,839	13.1%
Total operating expenses were 14.5% and 13.1% of sales for the first six months of 2016 and 2015, respectively.  Selling, general, and administrative expenses decreased $3.4 million, or 2.0%, primarily due to lower sales volume, reduced costs for incentive compensation, and benefits associated with the cost saving initiative undertaken in 2016. These reductions were partially offset by $9.4 million of costs related to the Faiveley acquisition and $1.9 million in costs related to restructuring activity. Engineering expense increased by $1.4 million, or 4.0%, primarily due to $0.8 million of expenses from acquisitions. The remainder of the increase can be attributed to the company concentrating resources on new product development. Amortization expense increased $0.3 million due to amortization of intangibles associated with acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Six months ended June 30,
In thousands	2016	2015	Percent Change
Freight Segment	$95,274	$104,640	(9.0)%
Transit Segment	101,146	102,740	(1.6)%
Corporate	20,684	11,459	80.5%
Total operating expenses	217,104	218,839	(0.8)%
Freight Segment operating expenses decreased $9.4 million, or 9.0%, in 2016 and increased 130 basis points to 11.3% of sales. The decrease is primarily attributable to reduced sales volumes and lower costs associated with the cost saving initiative undertaken in 2016 partially offset by $2.9 million of incremental operating expenses from acquisitions.
Transit Segment operating expenses decreased $1.6 million, or 1.6%, in 2016 and decreased 120 basis points to 15.4% of sales. The decrease is primarily attributable to lower costs associated with cost saving initiatives undertaken in 2016 partially offset by $1.2 million of incremental operating expenses from acquisitions.
Corporate non-allocated operating expenses increased $9.2 million in the first six months of 2016 primarily due to $10.7 million of costs related to the Faiveley acquisition partially offset by cost reductions associated with cost saving initiatives in 2016.
Income from operations Income from operations totaled $275.5 million or 18.4% of sales in the first half of 2016 compared to $304.3 million or 18.3% of sales in the same period of 2015. Income from operations decreased due to lower sales volume partially offset by lower operating expenses as discussed above.
Interest expense, net Interest expense, net, increased $1.5 million in 2016 due primarily to higher average debt balances resulting from stock repurchases and the escrow deposit for the Faiveley acquisition.
Other income/(expense), net Other Expense, net, decreased $3.7 million to $1.1 million primarily due to lower currency transaction losses in the current year.
Income taxes The effective income tax rate was 30.2% and 32.1% for the first six months of 2016 and 2015, respectively. The decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions.

Net income Net income for the first six months of 2016 was $184.6 million or $2.02 per diluted share compared to $197.7 million or $2.03 per diluted share in the prior year quarter. The decrease in net income is due to lower income from operations for the reasons noted above, partially offset by a lower effective tax rate discussed above and lower shares outstanding.
Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Six Months Ended June 30,
In thousands	2016	2015
Cash provided by (used for):
Operating activities	$213,976	$110,926
Investing activities	(40,202)	(120,790)
Financing activities	(102,157)	(143,637)
Increase/(decrease) in cash	$76,744	$(161,005)
Operating activities In the first six months of 2016 and 2015, cash provided by operations was $214.0 million and $110.9 million, respectively. In comparison to the first six months of 2015, cash provided by operations in 2016 increased due to favorable working capital performance. The major components of the higher cash inflows were as follows: a favorable change in accounts receivable of $33.6 million due to a decline in sales volume coupled with ongoing collection efforts, a favorable change in accrued liabilities and accounts payable of $30.6 million and $11.3 million, respectively, both due to payment timing, and a favorable change in inventory of $14.6 million due to successful efforts to control the amount of inventory on hand. These cash outflows were partially offset by lower operating results of $13.0 million.
Investing activities In the first six months of 2016 and 2015, cash used in investing activities was $40.2 million and $120.8 million, respectively. The major components of the cash outflow in 2016 were $21.3 million in net cash paid for acquisitions and $19.1 million in planned additions to property, plant and equipment for investments in our facilities and manufacturing processes. This compares to $100.1 million in net cash paid for acquisitions and $20.9 million in property, plant, and equipment for investments in the first six months of 2015. Refer to Note 4 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first six months of 2016, cash used for financing activities was $102.2 million which included $230.0 million in proceeds from the revolving credit facility, $175.5 million in repayments of debt on the revolving credit facility, $14.6 million of dividend payments, $133.7 million for the repurchase of 1,950,000 shares of stock and $9.0 million related to the payment of income tax withholding on share based compensation. In the first six months of 2015, cash provided by financing activities was $143.6 million, which included $174.3 million in proceeds from the revolving credit facility, $294.6 million in repayments of debt on the revolving credit facility, $14.6 million related to payment of income tax withholding on share based compensation, and $11.6 million of dividend payments.
Company Stock Repurchase Plan
On February 8, 2016 the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $33.3 million remained. During the first six months of 2016, the Company repurchased 1,950,000, leaving $216.0 million under the authorization. There were no repurchases in the second quarter of 2016.
The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2016 Refinancing Credit Agreement, as well as the senior notes currently outstanding.
Contractual Obligations and Off-Balance Sheet Arrangements
As of June 30, 2016, the Company has recognized a total liability of $10.6 million for unrecognized tax benefits related to uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of cash settlement for any of the unrecognized tax benefits due to the uncertainty of the timing and outcome of its audits and other factors.
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

•
the outcome of our existing or any future legal proceedings, including litigation involving our principal customers and any litigation with respect to environmental, asbestos-related matters and pension liabilities or warranty, product liability or intellectual property claims;

•	completion and integration of acquisitions; or

•	the development and use of new technology.

Competitive factors

•	the actions of competitors.
Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations, including those related to PTC;

•	uncertainty relating to the United Kingdom's continued membership in the European Union;

•	federal and state income tax legislation; or

•	the outcome of negotiations with partners, governments, suppliers, customers or others.
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
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 47% and 42% of total long-term debt at June 30, 2016 and December 31, 2015, respectively.  To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 7 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first six months of 2016, approximately 50% of Wabtec’s net sales were to customers in the United States, 11% in the United Kingdom, 8% in Canada, 6% in Mexico, 3% in China, 3% in Germany, 2% in Australia, 2% in Brazil, and 15% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 3 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2016. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Except as described below, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
On April 21, 2016, Siemens Industry, Inc. (Siemens) filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven (7) patents owned by Siemens, all of which are related to Positive Train Control technology. Wabtec filed its answer to the complaint on June 17, 2016. The case is in a very preliminary stage. Wabtec believes the claims are without merit and intends to vigorously defend itself.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 9, 2016, the Board of Directors amended its stock repurchase authorization to $350.0 million of the Company’s outstanding shares. During the first six months of 2016, the Company repurchased 1,950,000 shares, leaving $216.0 million under the authorization. There were no repurchase in the second quarter of 2016.
The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2016 Refinancing Credit Agreement, as well as the senior notes currently outstanding.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Senior Vice President Finance and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	July 28, 2016

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.