Form 10-Q
period 2016-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2016-11-07
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2016
Common Stock, $.01 par value per share	89,073,431 shares

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
September 30, 2016
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In thousands, except shares and par value	September 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$250,382	$226,191
Accounts receivable	477,500	494,975
Unbilled accounts receivable	146,726	103,814
Inventories	495,998	478,574
Deposit in escrow	210,025	202,942
Deferred income taxes	75,741	71,658
Other current assets	38,760	33,524
Total current assets	1,695,132	1,611,678
Property, plant and equipment	750,547	717,295
Accumulated depreciation	(392,577)	(364,102)
Property, plant and equipment, net	357,970	353,193
Other Assets
Goodwill	877,054	858,532
Other intangibles, net	457,262	440,534
Other noncurrent assets	40,739	32,909
Total other assets	1,375,055	1,331,975
Total Assets	$3,428,157	$3,296,846

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$276,539	$319,525
Customer deposits	108,718	106,127
Accrued compensation	54,984	69,892
Accrued warranty	76,465	72,678
Current portion of long-term debt	134	433
Other accrued liabilities	108,095	96,121
Total current liabilities	624,935	664,776
Long-term debt	819,770	691,805
Accrued postretirement and pension benefits	55,609	55,765
Deferred income taxes	156,900	139,852
Accrued warranty	17,645	19,386
Other long-term liabilities	22,807	23,923
Total liabilities	1,697,666	1,595,507
Commitments and contingent liabilities (Note15)
Shareholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 89,065,387 and 91,836,106 outstanding
at September 30, 2016 and December 31, 2015, respectively	1,323	1,323
Additional paid-in capital	470,908	469,326
Treasury stock, at cost, 43,284,147 and 40,513,428 shares,
at September 30, 2016 and December 31, 2015, respectively	(983,456)	(775,124)
Retained earnings	2,524,354	2,280,801
Accumulated other comprehensive loss	(286,055)	(276,719)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	1,727,074	1,699,607
Non-controlling interest (minority interest)	3,417	1,732
Total shareholders’ equity	1,730,491	1,701,339
Total Liabilities and Shareholders’ Equity	$3,428,157	$3,296,846
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2016	2015	2016	2015

Net sales	$675,574	$809,527	$2,171,206	$2,475,149
Cost of sales	(463,093)	(552,458)	(1,466,156)	(1,694,961)
Gross profit	212,481	257,069	705,050	780,188
Selling, general and administrative expenses	(70,757)	(82,206)	(241,118)	(255,969)
Engineering expenses	(16,289)	(17,239)	(52,271)	(51,852)
Amortization expense	(5,339)	(5,546)	(16,100)	(16,009)
Total operating expenses	(92,385)	(104,991)	(309,489)	(323,830)
Income from operations	120,096	152,078	395,561	456,358
Other income and expenses
Interest expense, net	(6,057)	(4,351)	(15,897)	(12,698)
Other income (expense), net	1,188	(2,937)	113	(7,690)
Income from operations before income taxes	115,227	144,790	379,777	435,970
Income tax expense	(32,799)	(45,609)	(112,701)	(139,121)
Net income attributable to Wabtec shareholders	$82,428	$99,181	$267,076	$296,849

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.92	$1.03	$2.94	$3.08
Diluted
Net income attributable to Wabtec shareholders	$0.91	$1.02	$2.92	$3.05

Weighted average shares outstanding
Basic	89,589	96,369	90,546	96,135
Diluted	90,293	97,368	91,316	97,162

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015

Net income attributable to Wabtec shareholders	$82,428	$99,181	$267,076	$296,849
Foreign currency translation gain (loss)	2,734	(48,474)	(7,385)	(100,323)
Unrealized gain (loss) on derivative contracts	1,169	(1,788)	(1,740)	(2,544)
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	982	2,586	(652)	5,586
Other comprehensive income (loss) before tax	4,885	(47,676)	(9,777)	(97,281)
Income tax (expense) benefit related to components of
other comprehensive income (loss)	(594)	164	441	(441)
Other comprehensive income (loss), net of tax	4,291	(47,512)	(9,336)	(97,722)
Comprehensive income attributable to Wabtec shareholders	$86,719	$51,669	$257,740	$199,127

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended September 30,
In thousands, except per share data	2016	2015

Operating Activities
Net income attributable to Wabtec shareholders	$267,076	$296,849
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	49,375	48,167
Stock-based compensation expense	14,788	20,092
Loss on disposal of property, plant and equipment	151	1,804
Excess income tax benefits from exercise of stock options	(446)	(2,683)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(38,362)	(881)
Inventories	2,301	(15,847)
Accounts payable	(43,777)	(80,701)
Accrued income taxes	5,952	20,964
Accrued liabilities and customer deposits	(8,353)	(12,911)
Other assets and liabilities	(1,812)	(19,547)
Net cash provided by operating activities	246,893	255,306
Investing Activities
Purchase of property, plant and equipment	(31,676)	(33,079)
Proceeds from disposal of property, plant and equipment	140	354
Acquisitions of businesses, net of cash acquired	(84,355)	(100,108)
Deposit in escrow	—	(209,128)
Net cash used for investing activities	(115,891)	(341,961)
Financing Activities
Proceeds from debt	346,000	390,300
Payments of debt	(215,850)	(460,308)
Purchase of treasury stock	(212,176)	(22,336)
Proceeds from exercise of stock options and other benefit plans	1,773	2,708
Excess income tax benefits from exercise of equity options	446	2,683
Payment of income tax withholding on share-based compensation	(9,006)	(14,565)
Cash dividends ($0.26 and $0.20 per share for the nine months
ended September 30, 2016 and 2015, respectively)	(23,523)	(19,315)
Net cash used for financing activities	(112,336)	(120,833)
Effect of changes in currency exchange rates	5,525	(10,120)
Increase (Decrease) in cash	24,191	(217,608)
Cash, beginning of period	226,191	425,849
Cash, end of period	$250,382	$208,241

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec”) is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 21 countries. In the first nine months of 2016, about 52% of the Company’s revenues came from customers outside the U.S.

2. PROPOSED TRANSACTION WITH FAIVELEY TRANSPORT S.A.
On July 27, 2015, the Company announced plans to acquire all of the issued and outstanding shares of Faiveley Transport S.A. ("Faiveley Transport") under the terms of the Share Purchase Agreement and the Tender Offer Agreement. On October 24, 2016, the Company entered into amendments to the Share Purchase Agreement and the Tender Offer Agreement. Faiveley Transport is a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries.  Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of valued-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access & Mobility (passenger access systems and platform doors), and Brakes & Safety (braking systems and couplers). Upon completion of the Acquisition, Faiveley Transport will become a subsidiary of Wabtec. The Acquisition has not yet been consummated and may not close on these terms, if at all:
The transaction has been structured in three steps:

•
Wabtec has made an irrevocable offer to the owners of approximately 51% of Faiveley Transport’s shares for a purchase price of €100 per share, payable between 25% and 45% in cash at the election of those shareholders with the remainder in common stock.

•
Upon completion of required labor group consultations, on October 6, 2015, the 51% shareholders entered into a definitive share purchase agreement, which was amended on October 24, 2016, and Faiveley Transport entered into the Tender Offer Agreement with Wabtec.

•
Upon completing the share purchase under the Share Purchase Agreement, Wabtec will commence a tender offer for the remaining publicly traded Faiveley Transport shares. The public shareholders will have the option to elect to receive €100 per share in cash or Wabtec common stock. The common stock portion of the consideration is subject to a cap on issuance of Faiveley common shares that will be equivalent to the rates of cash and stock elected by the 51% owners. Wabtec intends to delist Faiveley Transport from Euronext after the tender offer if minority interests represent less than 5%.

The total purchase price offered is about $1.7 billion, including assumed debt, net of cash acquired.  Wabtec plans to fund the cash portion of the transaction with cash on hand (including cash held in escrow), existing credit facilities and new credit arrangements.  Prior to December 31, 2015, Wabtec set aside €186.9 million as an escrow deposit for the Faiveley Transport purchase. The combination of Wabtec and Faiveley Transport would create one of the world’s largest public rail equipment companies, with revenues of over $4.3 billion and a presence in all key freight rail and passenger transit geographies worldwide.
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
In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised at a minimum quarterly and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $146.7 million and $103.8 million, customer deposits were $108.7 million and $106.1 million, and provisions for loss contracts were $13.9 million and $11.8 million at September 30, 2016 and December 31, 2015, respectively.
Pre-Production Costs Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $28.1 million and $30.3 million at September 30, 2016 and December 31, 2015, respectively.
Reclassifications Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. Refer to Recent Accounting Pronouncements below.
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
Non-controlling Interests In accordance with ASC 810 "Consolidation", the Company has classified non-controlling interests as equity on our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015. Net income attributable to non-controlling interests for the three and nine months ended September 30, 2016 and 2015 was not material.
Recent Accounting Pronouncements In April 2015, the FASB issued Accounting Standards Update No. 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset.  ASU 2015-3 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015.  The Company retrospectively adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact to its consolidated financial statements.

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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09”). The ASU simplifies several aspects for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for public companies in the fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.
Other Comprehensive Income Comprehensive income is defined as net income and all other non-owner changes in shareholders’ equity.
The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2016 are as follows:

In thousands	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2015	$(227,349)	$(2,987)	$(46,383)	$(276,719)
Other comprehensive (loss) before reclassifications	(7,385)	(2,192)	(1,969)	(11,546)
Amounts reclassified from accumulated other
comprehensive income	—	883	1,327	2,210
Net current period other comprehensive (loss)	(7,385)	(1,309)	(642)	(9,336)
Balance at September 30, 2016	$(234,734)	$(4,296)	$(47,025)	$(286,055)
Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2016 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$6	Cost of sales
Amortization of net loss	611	Cost of sales
	617	Income from Operations
	(175)	Income tax expense
	$442	Net income

Derivative contracts
Realized loss on derivative contracts	$338	Interest expense, net
	(96)	Income tax expense
	$242	Net income

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2016 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(801)	Cost of sales
Amortization of net loss	2,702	Cost of sales
	1,901	Income from Operations
	(574)	Income tax expense
	$1,327	Net income

Derivative contracts
Realized loss on derivative contracts	$1,265	Interest expense, net
	(382)	Income tax expense
	$883	Net income

4. ACQUISITIONS
The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•
On May 5, 2016, the Company acquired Unitrac Railroad Materials ("Unitrac"), a leading designer and manufacturer of railroad products and track work services for a purchase price of approximately $14.4 million, net of cash acquired, resulting in preliminary goodwill of $1.0 million, all of which will be deductible for tax purposes.

•
On October 30, 2015, the Company acquired Relay Monitoring Systems PTY Ltd. ("RMS"), an Australian based manufacturer of electrical protection and control products for a purchase price of approximately $18.7 million, net of cash acquired, resulting in preliminary goodwill of $8.8 million, none of which will be deductible for tax purposes.

•
On October 8, 2015, the Company acquired Track IQ, an Australian based manufacturer of wayside sensor systems for the global rail industry for a purchase price of approximately $9.3 million, net of cash acquired, resulting in preliminary goodwill of $6.3 million, all of which will be deductible for tax purposes.

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

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•
On August 1, 2016, the Company acquired Gerken Group SA ("Gerken"), a manufacturer of specialty carbon and graphite products for rail and other industrial applications, for a purchase price of approximately $62.8 million, net of cash acquired, resulting in preliminary goodwill of $16.2 million, none of which will be deductible for tax purposes.

•
On June 17, 2015, the Company acquired Metalocaucho (“MTC”), a manufacturer of transit products, primarily rubber components for suspension and vibration control systems, for a purchase price of approximately $23.4 million, net of cash acquired, resulting in goodwill of $13.2 million, none of which will be deductible for tax purposes.

The acquisitions listed above include escrow deposits of $34.9 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

For the Gerken, Unitrac, RMS, and Track IQ acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. For the MTC and RCL acquisitions, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	Gerken	Unitrac	RMS	Track IQ	MTC	RCL
In thousands	August 1, 2016	May 5, 2016	October 30, 2015	October 8, 2015	June 17, 2015	February 4, 2015
Current assets	$33,003	$12,526	$3,605	$660	$10,348	$16,421
Property, plant & equipment	7,667	1,768	1,378	172	1,450	12,136
Goodwill	16,191	998	8,847	6,333	13,198	14,787
Other intangible assets	32,098	1,230	8,621	3,246	7,650	40,403
Other assets	1,706	—	—	—	114	—
Total assets acquired	90,665	16,522	22,451	10,411	32,760	83,747
Total liabilities assumed	(27,818)	(2,144)	(3,741)	(1,099)	(9,400)	(5,736)
Net assets acquired	$62,847	$14,378	$18,710	$9,312	$23,360	$78,011
Of the $93.2 million of total acquired other intangible assets, $70.4 million was assigned to customer relationships, $15.8 million was assigned to trade names, $0.4 million was assigned to non-compete agreements, $1.4 million was assigned to customer backlog, and $5.2 million was assigned to intellectual property. The trade names were determined to have indefinite useful lives, while the intellectual property and customer relationships’ average useful lives are 20 years, and the non-compete useful life is five years.
The Company also made smaller acquisitions not listed above.
The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2015:

In thousands	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net sales	$679,114	$833,138	$2,205,757	$2,562,576
Gross profit	213,755	267,377	715,080	816,828
Net income attributable to Wabtec shareholders	82,848	101,766	270,368	304,568
Diluted earnings per share
As Reported	$0.91	$1.02	$2.92	$3.05
Pro forma	$0.91	$1.04	$2.95	$3.13

5. INVENTORIES
The components of inventory, net of reserves, were:

In thousands	September 30, 2016	December 31, 2015
Raw materials	$200,020	$180,128
Work-in-progress	174,570	171,217
Finished goods	121,408	127,229
Total inventories	$495,998	$478,574

6. INTANGIBLES
The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2015	$531,965	$326,567	$858,532
Adjustment to preliminary purchase allocation	1,091	1,038	2,129
Acquisitions	2,956	16,191	19,147
Foreign currency impact	(6,782)	4,028	(2,754)
Balance at September 30, 2016	$529,230	$347,824	$877,054
As of September 30, 2016 and December 31, 2015, the Company’s trade names had a net carrying amount of $178.2 million and $167.4 million, respectively, and the Company believes these intangibles have indefinite lives.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In thousands	September 30, 2016	December 31, 2015
Patents, non-compete and other intangibles, net of accumulated
amortization of $42,771 and $40,936	$13,850	$11,403
Customer relationships, net of accumulated amortization
of $82,462 and $70,493	265,208	261,751
Total	$279,058	$273,154
The weighted average remaining useful life of patents, customer relationships and other intangibles were 10 years, 16 years and 17 years, respectively. Amortization expense for intangible assets was $5.3 million and $16.1 million for three and nine months ended September 30, 2016, and $5.5 million and $16.0 million for the three and nine months ended September 30, 2015.
Amortization expense for the five succeeding years is estimated to be as follows:

Remainder of 2016	$5,410
2017	20,424
2018	19,721
2019	19,016
2020	17,838

7. LONG-TERM DEBT
Long-term debt consisted of the following:

In thousands	September 30, 2016	December 31, 2015
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,755 and $1,947	$248,245	$248,053
Revolving Credit Facility, net of unamortized debt issuance costs of $3,711 and $1,542	571,289	443,458
Capital Leases	370	727
Total	819,904	692,238
Less - current portion	134	433
Long-term portion	$819,770	$691,805

2016 Refinancing Credit Agreement

On June 22, 2016, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2016 Refinancing Credit Agreement” provides the Company with a $1.2 billion, 5 year revolving credit facility and a $400.0 million delayed draw term loan (the “Term Loan”). The Company incurred approximately $2.9 million of deferred financing cost related to the 2016 Refinancing Credit Agreement. The facility expires on June 22, 2021. The 2016 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At September 30, 2016, the Company had available bank borrowing capacity, net of $22.5 million of letters of credit, of approximately $602.5 million, subject to certain financial covenant restrictions.
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
At September 30, 2016, the weighted average interest rate on the Company’s variable rate debt was 1.53%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date is November 7, 2016. The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement is November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for these agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with excellent credit ratings and history of performance.  The Company currently believes the risk of nonperformance is negligible.
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
2013 Refinancing Credit Agreement
On December 19, 2013, the Company amended its then existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provided the Company with an $800.0 million, five-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The 2013 Refinancing Credit Agreement was replaced by the 2016 Refinancing Credit Agreement.
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
The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended September 30,		Three Months Ended September 30,
In thousands, except percentages	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$84	$95	$258	$506
Interest cost	369	479	1,257	1,801
Expected return on plan assets	(519)	(542)	(2,437)	(2,434)
Net amortization/deferrals	229	266	397	655
Net periodic benefit (credit) cost	$163	$298	$(525)	$528

Assumptions
Discount Rate	4.21%	3.95%	3.56%	3.48%
Expected long-term rate of return	5.70%	5.70%	5.81%	5.79%
Rate of compensation increase	3.00%	3.00%	3.10%	3.10%

	U.S.		International
	Nine Months Ended September 30,		Nine Months Ended September 30,
In thousands, except percentages	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$252	$285	$986	$1,518
Interest cost	1,107	1,437	4,193	5,391
Expected return on plan assets	(1,557)	(1,626)	(7,723)	(7,284)
Net amortization/deferrals	687	798	1,452	1,962
Curtailment loss recognized	—	—	240	—
Net periodic benefit (credit) cost	$489	$894	$(852)	$1,587

Assumptions
Discount Rate	4.21%	3.95%	3.56%	3.48%
Expected long-term rate of return	5.70%	5.70%	5.81%	5.79%
Rate of compensation increase	3.00%	3.00%	3.10%	3.10%

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $6.6 million to the international plans and does not expect to make a contribution to the U.S. plans during 2016.
Post Retirement Benefit Plans
In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.
The Company uses a December 31 measurement date for all post retirement plans.
The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended September 30,		Three Months Ended September 30,
In thousands, except percentages	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$1	$2	$7	$11
Interest cost	97	308	25	35
Net amortization/deferrals	(105)	(234)	(9)	(10)
Net periodic (credit) benefit cost	$(7)	$76	$23	$36

Assumptions
Discount Rate	3.95%	3.95%	3.90%	3.96%

	U.S.		International
	Nine Months Ended September 30,		Nine Months Ended September 30,
In thousands, except percentages	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$3	$6	$21	$33
Interest cost	291	924	75	105
Net amortization/deferrals	(315)	(702)	(27)	(29)
Net periodic (credit) benefit cost	$(21)	$228	$69	$109

Assumptions
Discount Rate	3.95%	3.95%	3.90%	3.96%

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

9. STOCK-BASED COMPENSATION
As of September 30, 2016, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10-year term through March 27, 2021 and provides a maximum of 3,800,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“the Directors Plan”).
Stock-based compensation expense was $14.8 million and $20.1 million for the nine months ended September 30, 2016 and 2015, respectively. Included in stock-based compensation expense for the nine months ended September 30, 2016 is $1.3 million of expense related to stock options, $4.5 million related to non-vested restricted stock, $2.2 million related to restricted stock units, $5.9 million related to incentive stock units and $0.9 million related to units issued for Directors’ fees. At September 30, 2016, unamortized compensation expense related to those stock options, non-vested restricted shares units and incentive stock units expected to vest totaled $25.8 million and will be recognized over a weighted average period of 1.4 years.
Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the nine months ended September 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2015	1,097,323	$32.70	4.8	$42,154
Granted	94,115	61.39		1,906
Exercised	(72,746)	26.57		4,007
Canceled	(8,825)	71.47		90
Outstanding at September 30, 2016	1,109,867	35.23	4.5	51,518
Exercisable at September 30, 2016	896,486	27.22	3.7	48,799
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2016, the Company estimates that it will achieve 119%, 92% and 92% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2016, 2017, and 2018, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the nine months ended September 30, 2016:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	356,885	541,638	$65.89
Granted	144,525	167,850	62.24
Vested	(159,875)	(236,591)	51.79
Adjustment for incentive stock awards expected to vest	—	(38,164)	74.42
Canceled	(12,915)	(9,983)	71.40
Outstanding at September 30, 2016	328,620	424,750	71.18

10. INCOME TAXES
The overall effective income tax rate was 28.5% and 29.7% for the three and nine months ended September 30, 2016, respectively, and 31.5% and 31.9% for the three and nine months ended September 30, 2015, respectively.  For the three and nine months ended September 30, 2016, the decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions as well as a favorable adjustment for tax benefits related to uncertain tax positions due to the expiration of certain statutes of limitation.
As of September 30, 2016 and December 31, 2015, the liability for income taxes associated with uncertain tax positions was $9.5 million, of which $4.3 million, if recognized, would favorably affect the Company’s effective tax rate.
The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2016, the total accrued interest and penalties are $1.6 million and $2.0 million, respectively.  As of December 31, 2015, the total accrued interest and penalties were $2.0 million and $0.2 million, respectively.
At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $1.1 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.  With limited exceptions, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2012.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,
In thousands, except per share data	2016	2015
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$82,428	$99,181
Less: dividends declared - common shares and non-vested restricted stock	(8,958)	(7,735)
Undistributed earnings	73,470	91,446
Percentage allocated to common shareholders (1)	99.7%	99.7%
	73,250	91,172
Add: dividends declared - common shares	8,933	7,713
Numerator for basic and diluted earnings per common share	$82,183	$98,885
Denominator
Denominator for basic earnings per common share - weighted average shares	89,589	96,369
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	704	999
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	90,293	97,368
Net income per common share attributable to Wabtec shareholders
Basic	$0.92	$1.03
Diluted	$0.91	$1.02

(1) Basic weighted-average common shares outstanding	89,589	96,369
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	89,838	96,647
Percentage allocated to common shareholders	99.7%	99.7%

	Nine Months Ended September 30,
In thousands, except per share data	2016	2015
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$267,076	$296,849
Less: dividends declared - common shares and non-vested restricted stock	(23,523)	(19,315)
Undistributed earnings	243,553	277,534
Percentage allocated to common shareholders (1)	99.7%	99.7%
	242,822	276,701
Add: dividends declared - common shares	23,452	19,250
Numerator for basic and diluted earnings per common share	$266,274	$295,951
Denominator
Denominator for basic earnings per common share - weighted average shares	90,546	96,135
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	770	1,027
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	91,316	97,162
Net income per common share attributable to Wabtec shareholders
Basic	$2.94	$3.08
Diluted	$2.92	$3.05

(1) Basic weighted-average common shares outstanding	90,546	96,135
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	90,819	96,462
Percentage allocated to common shareholders	99.7%	99.7%

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

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In thousands	2016	2015
Balance at beginning of year	$92,064	$87,849
Warranty expense	22,788	21,615
Acquisitions	7,571	6,001
Warranty claim payments	(27,693)	(18,961)
Foreign currency impact/other	(620)	(1,554)
Balance at September 30	$94,110	$94,950

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gain and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. At September 30, 2016, the Company had outstanding foreign exchange contracts with a notional value of $8.0 million. The fair value of these hedges was a net liability of $0.6 million at September 30, 2016. The notional amount and fair value of foreign exchange contracts at December 31, 2015 was not material. The contracts are scheduled to mature within two years. For the nine months ended September 30, 2016, the amount reclassified into income was $0.5 million.
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
As of September 30, 2016, the Company has recorded a current liability of $5.7 million and an accumulated other comprehensive loss of $3.4 million, net of tax, related to these agreements.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. At September 30, 2016, the Company maintained foreign currency contracts with a notional value of $24.1 million. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized loss related to these contracts was $0.5 million for the nine months ended September 30, 2016. The notional amount and fair value of foreign exchange contracts that did not meet the criteria for hedge accounting at December 31, 2015 was not material. These contracts are scheduled to mature within one year.

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
The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2016, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at September 30, 2016 Using
In thousands	Total Carrying Value at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$5,708	$—	$5,708	$—
Total	$5,708	$—	$5,708	$—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at September 30, 2016 and December 31, 2015. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes are considered Level 2 based on the fair value valuation hierarchy.
The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	September 30, 2016		December 31, 2015
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swap agreement	$5,708	$5,708	$4,474	$4,474
4.375% Senior Notes	248,245	267,613	248,053	254,075
The fair value of the Company’s interest rate swap agreements and the 2013 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

15. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in Note 19 therein, filed on February 19, 2016. During the first nine months of 2016, there were no material changes to the information described in the Form 10-K.
From time to time, the Company is involved in litigation related to claims arising out of the Company's operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in Note 19 therein, filed on February 19, 2016. Except as described below, there have been no material changes to the information described in the Form 10-K.
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
Segment financial information for the three months ended September 30, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$361,998	$313,576	$—	$675,574
Intersegment sales/(elimination)	10,341	1,823	(12,164)	—
Total sales	$372,339	$315,399	$(12,164)	$675,574
Income (loss) from operations	$77,999	$51,164	$(9,067)	$120,096
Interest expense and other, net	—	—	(4,869)	(4,869)
Income (loss) from operations before income taxes	$77,999	$51,164	$(13,936)	$115,227
Segment financial information for the three months ended September 30, 2015 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$507,173	$302,354	$—	$809,527
Intersegment sales/(elimination)	9,025	7,111	(16,136)	—
Total sales	$516,198	$309,465	$(16,136)	$809,527
Income (loss) from operations	$119,930	$38,772	$(6,624)	$152,078
Interest expense and other, net	—	—	(7,288)	(7,288)
Income (loss) from operations before income taxes	$119,930	$38,772	$(13,912)	$144,790

Segment financial information for the nine months ended September 30, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,201,734	$969,472	$—	$2,171,206
Intersegment sales/(elimination)	29,765	7,606	(37,371)	—
Total sales	$1,231,499	$977,078	$(37,371)	$2,171,206
Income (loss) from operations	$276,990	$148,321	$(29,750)	$395,561
Interest expense and other, net	—	—	(15,784)	(15,784)
Income (loss) from operations before income taxes	$276,990	$148,321	$(45,534)	$379,777
Segment financial information for the nine months ended September 30, 2015 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,553,734	$921,415	$—	$2,475,149
Intersegment sales/(elimination)	26,982	8,227	(35,209)	—
Total sales	$1,580,716	$929,642	$(35,209)	$2,475,149
Income (loss) from operations	$356,731	$117,709	$(18,082)	$456,358
Interest expense and other, net	—	—	(20,388)	(20,388)
Income (loss) from operations before income taxes	$356,731	$117,709	$(38,470)	$435,970
Sales by product are as follows:

	Three Months Ended September 30,
In thousands	2016	2015
Specialty Products & Electronics	$334,349	$433,260
Brake Products	134,900	148,552
Remanufacturing, Overhaul & Build	129,264	146,424
Other Transit Products	44,996	45,547
Other	32,065	35,744
Total sales	$675,574	$809,527

	Nine Months Ended September 30,
In thousands	2016	2015
Specialty Products & Electronics	$1,051,806	$1,307,089
Remanufacturing, Overhaul & Build	444,278	437,101
Brake Products	428,785	472,855
Other Transit Products	143,434	143,214
Other	102,903	114,890
Total sales	$2,171,206	$2,475,149

17. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Foreign currency gain (loss)	$880	$(3,058)	$(488)	$(6,993)
Other miscellaneous income (expense)	308	121	601	(697)
Total other income (expense), net	$1,188	$(2,937)	$113	$(7,690)

18. SUBSEQUENT EVENTS

On November 3, 2016, the Company issued $750.0 million of Senior Notes due in 2026 (the “2016 Notes”).  The 2016 Notes were issued at 99.965% of face value.  Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year.  The proceeds will be used to pay the cash portion of the Faiveley Transport acquisition, refinance Faiveley Transport's outstanding indebtedness, and for general corporate purposes.  The principal balance is due in full at maturity.

The 2016 Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company.  The indenture under which the 2016 Notes were issued contains covenants and restrictions which limit among other things the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens. The Company is in compliance with the restrictions and covenants in the indenture under which the 2016 Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

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
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 21 countries. In the first nine months of 2016, about 52% of the Company’s revenues came from customers outside the U.S.
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
In North America, the Association of American Railroads ("AAR") compiles freight rail industry statistics such as carloadings, generally referred to as “rail traffic,” and the Railway Supply Institute ("RSI") releases data on freight car orders, deliveries, and backlog. Through the first nine months of 2016, rail traffic in North America was down about 7%. According to the RSI, at the end of the third quarter of 2016, the industry multi-year backlog of freight cars on order was about 78,000, slightly lower than at the end of the second quarter of 2016. In 2015, deliveries of new freight cars and locomotives were about 82,000 units and 1,200 units, respectively. In 2016, the Company expects the deliveries of new freight cars and locomotives to be approximately 60,000 units and 900 units, respectively. Future demand depends largely on the strength in the overall economy and in rail traffic volumes.
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
In 2008, the U.S. federal government enacted a rail safety bill that mandates the use of PTC technology, which includes on-board locomotive computer and related software, on a majority of the locomotives and track in the U.S. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology. In 2015, the U.S. Congress extended the deadline for PTC implementation until December 31, 2018, which has slowed the rate of industry spending on this technology. Wabtec’s Train Control and Signaling revenue, which includes PTC, was about $259 million for the nine months ended September 30, 2016.
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
Current conditions in these international markets vary based on general economic factors and specific freight rail and passenger transit drivers, as mentioned above. In its most recent quarterly data, the Office of Rail Regulation in the U.K. reported an increase in passenger ridership of 1.6% and an 8.4% decrease in freight moved, mainly due to reduced shipments of coal. In Germany, the government statistics bureau reported a 2% increase for passenger rail and bus ridership in the first half of 2016. Russian Railways announced a decrease of 0.4% in passenger ridership in the first nine months of 2016 compared to the year-ago period, and it said freight tons loaded were 1.3% higher than the year-ago period.
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

PROPOSED TRANSACTION WITH FAIVELEY TRANSPORT S.A.
On July 27, 2015, the Company announced plans to acquire all of the issued and outstanding shares of Faiveley Transport S.A. ("Faiveley Transport") under the terms of the Share Purchase Agreement and the Tender Offer Agreement. On October 24, 2016, the Company entered into amendments to the Share Purchase Agreement and the Tender Offer Agreement. Faiveley Transport is a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries.  Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of valued-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access & Mobility (passenger access systems and platform doors), and Brakes & Safety (braking systems and couplers). Upon completion of the Acquisition, Faiveley Transport will become a subsidiary of Wabtec. The Acquisition has not yet been consummated and may not close on these terms, if at all:
The transaction has been structured in three steps:

•
Wabtec has made an irrevocable offer to the owners of approximately 51% of Faiveley Transport’s shares for a purchase price of €100 per share, payable between 25% and 45% in cash at the election of those shareholders with the remainder in common stock.

•
Upon completion of required labor group consultations, on October 6, 2015, the 51% shareholders entered into a definitive share purchase agreement, which was amended on October 24, 2016, and Faiveley Transport entered into the Tender Offer Agreement with Wabtec.

•
Upon completing the share purchase under the Share Purchase Agreement, Wabtec will commence a tender offer for the remaining publicly traded Faiveley Transport shares. The public shareholders will have the option to elect to receive €100 per share in cash or Wabtec common stock. The common stock portion of the consideration is subject to a cap on issuance of Faiveley common shares that will be equivalent to the rates of cash and stock elected by the 51% owners. Wabtec intends to delist Faiveley Transport from Euronext after the tender offer if minority interests represent less than 5%.

The total purchase price offered is about $1.7 billion, including assumed debt, net of cash acquired.  Wabtec plans to fund the cash portion of the transaction with cash on hand (including cash held in escrow), existing credit facilities and new credit arrangements.  Prior to December 31, 2015, Wabtec set aside €186.9 million as an escrow deposit for the Faiveley

Transport purchase. The combination of Wabtec and Faiveley Transport would create one of the world’s largest public rail equipment companies, with revenues of over $4.3 billion and a presence in all key freight rail and passenger transit geographies worldwide.
Closing of the transaction is subject to various conditions, including completion of regulatory requirements. These steps are currently on-going and the timing of completion is unknown.
RESULTS OF OPERATIONS
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Net sales	$675,574	$809,527	$2,171,206	$2,475,149
Cost of sales	(463,093)	(552,458)	(1,466,156)	(1,694,961)
Gross profit	212,481	257,069	705,050	780,188
Selling, general and administrative expenses	(70,757)	(82,206)	(241,118)	(255,969)
Engineering expenses	(16,289)	(17,239)	(52,271)	(51,852)
Amortization expense	(5,339)	(5,546)	(16,100)	(16,009)
Total operating expenses	(92,385)	(104,991)	(309,489)	(323,830)
Income from operations	120,096	152,078	395,561	456,358
Interest expense, net	(6,057)	(4,351)	(15,897)	(12,698)
Other expense, net	1,188	(2,937)	113	(7,690)
Income from operations before income taxes	115,227	144,790	379,777	435,970
Income tax expense	(32,799)	(45,609)	(112,701)	(139,121)
Net income attributable to Wabtec shareholders	$82,428	$99,181	$267,076	$296,849
THIRD QUARTER 2016 COMPARED TO THIRD QUARTER 2015
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
In thousands	2016	2015	Percent Change
Freight Segment Sales	$361,998	$507,173	(28.6)%
Transit Segment Sales	313,576	302,354	3.7%
Net sales	675,574	809,527	(16.5)%
Income from operations	120,096	152,078	(21.0)%
Net income attributable to Wabtec shareholders	$82,428	$99,181	(16.9)%
The following table shows the major components of the change in sales in the third quarter of 2016 from the third quarter of 2015:

In thousands	Freight Segment	Transit Segment	Total
Third Quarter 2015 Net Sales	$507,173	$302,354	$809,527
Acquisitions	13,153	2,153	15,306
Change in Sales by Product Line:
Other Transit Products	—	(559)	(559)
Other	(4,212)	564	(3,648)
Remanufacturing, Overhaul & Build	(17,538)	11,979	(5,559)
Brake Products	(15,644)	3,410	(12,234)
Specialty Products & Electronics	(118,699)	9,556	(109,143)
Foreign exchange	(2,235)	(15,881)	(18,116)
Third Quarter 2016 Net Sales	$361,998	$313,576	$675,574
Net sales for the three months ended September 30, 2016 decreased by $134.0 million or 16.5% to $675.6 million from $809.5 million. The decrease is primarily due to lower sales for Specialty Products and Electronics of $109.1 million and lower Brake Products sales of $12.2 million due to decreased demand for freight products as well as train control and signaling products and services. Acquisitions increased sales $15.3 million and unfavorable foreign exchange decreased sales $18.1 million.
Freight Segment sales decreased by $145.2 million, or 28.6%, primarily due to a decrease of $118.7 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products as well as train control and signaling products and services, a decrease of $17.5 million for Remanufacturing, Overhaul & Build sales related to a multi-year aftermarket freight locomotive project which was substantially completed in 2015, and a decrease of $15.6 million for Brake Products sales from lower demand for original equipment brakes for freight customers. Acquisitions increased sales by $13.2 million and unfavorable foreign exchange decreased sales by $2.2 million.
Transit Segment sales increased by $11.2 million, or 3.7%, primarily due to an increase of $12.0 million for Remanufacturing, Overhaul and Build products due to higher demand for aftermarket locomotive builds. Acquisitions increased sales by $2.2 million and unfavorable foreign exchange decreased sales by $15.9 million.
Cost of Sales The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended September 30, 2016
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$135,798	37.5%	$136,311	43.5%	$272,109	40.3%
Labor	44,583	12.3%	38,317	12.2%	82,900	12.3%
Overhead	57,990	16.0%	43,516	13.9%	101,506	15.0%
Other/Warranty	2,125	0.6%	4,453	1.4%	6,578	1.0%
Total cost of sales	$240,496	66.4%	$222,597	71.0%	$463,093	68.6%

	Three Months Ended September 30, 2015
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$212,341	41.9%	$125,387	41.5%	$337,728	41.7%
Labor	53,111	10.5%	38,080	12.6%	91,191	11.3%
Overhead	71,948	14.2%	43,227	14.3%	115,175	14.2%
Other/Warranty	22	0.0%	8,342	2.8%	8,364	1.0%
Total cost of sales	$337,422	66.6%	$215,036	71.2%	$552,458	68.2%
Cost of Sales decreased by $89.4 million to $463.1 million in the third quarter of 2016 compared to $552.5 million in the same period of 2015. In the third quarter of 2016, cost of sales as a percentage of sales was 68.6% compared to 68.2% in the same period of 2015.  The increase as a percentage of sales is due to an unfavorable product mix largely attributable to higher transit segment sales which have a lower gross margin compared to the freight segment.

Freight Segment cost of sales decreased 0.2% as a percentage of sales to 66.4% in 2016 compared to 66.6% for the same period in 2015. The decrease is primarily related to sales with lower material content, lower overall material costs due to on-going sourcing efforts, and decreases in various commodity prices.
Transit Segment cost of sales decreased 0.2% as a percentage of sales to approximately 71.0% in the third quarter of 2016 from 71.2% for the same period of 2015.  The decrease is primarily related to improved margin performance from current and prior years acquisitions and the benefits of ongoing cost reduction efforts.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $4.9 million in the third quarter of 2016 compared to $7.7 million in the third quarter of 2015.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Three Months Ended September 30,
In thousands	2016	Percentage of Sales	2015	Percentage of Sales
Selling, general and administrative expenses	$70,757	10.5%	$82,206	10.2%
Engineering expenses	16,289	2.4%	17,239	2.1%
Amortization expense	5,339	0.8%	5,546	0.7%
Total operating expenses	$92,385	13.7%	$104,991	13.0%
Total operating expenses were 13.7% and 13.0% of sales for the third quarters of 2016 and 2015, respectively.  Selling, general, and administrative expenses decreased $11.4 million, or 13.9%, primarily due to lower sales volumes, reduced incentive compensation expense and realized benefits from the cost saving initiatives undertaken in 2016. These reductions were partially offset by $3.2 million of costs related to the Faiveley transaction and $0.4 million of costs related to restructuring activity. Engineering expense decreased by $1.0 million, or 5.5%, due to higher absorption of costs. Amortization expense decreased $0.2 million due to lower amortization of intangibles associated with acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Three Months Ended September 30,
In thousands	2016	2015	Percent Change
Freight Segment	$40,270	$49,375	(18.4)%
Transit Segment	43,048	48,993	(12.1)%
Corporate	9,067	6,623	36.9%
Total operating expenses	92,385	104,991	(12.0)%
Freight Segment operating expenses decreased $9.1 million, or 18.4%, in 2016 and increased 140 basis points to 11.1% of sales. The decrease is primarily attributable to reduced sales volumes, realized benefits from the cost saving initiatives undertaken in 2016 partially, and reduced incentive compensation offset by $2.4 million of incremental operating expenses from acquisitions.
Transit Segment operating expenses decreased $5.9 million, or 12.1%, in 2016 and decreased 250 basis points to 13.7% of sales. The decrease is primarily attributable to realized benefits from the cost saving initiatives undertaken in 2016 and reduced incentive compensation partially offset by $0.7 million of incremental operating expenses from acquisitions.
Corporate non-allocated operating expenses increased $2.4 million in 2016 primarily due to $3.2 million of costs related to the Faiveley transaction partially offset by realized benefits from the cost saving initiatives mentioned above.

Income from operations Income from operations totaled $120.1 million or 17.8% of sales in the third quarter of 2016 compared to $152.1 million or 18.8% of sales in the same period of 2015. Income from operations decreased due to lower sales volume partially offset by lower operating expenses as discussed above.
Interest expense, net Interest expense, net, increased $1.7 million in 2016 primarily attributable to higher average debt balances used to fund treasury stock purchases and acquisitions.
Other income/(expense), net Other income/(expense), net, totaled $1.2 million of income in 2016 compared to $2.9 million of expense in 2015 due to foreign currency gains of $0.9 million in the third quarter of 2016 compared to foreign currency losses of $3.1 million in the third quarter of 2015.
Income taxes The effective income tax rate was 28.5% and 31.5% for the third quarter of 2016 and 2015, respectively. The decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions as well as a favorable adjustment for tax benefits related to uncertain tax positions due to the expiration of certain statutes of limitation.
Net income Net income for the third quarter of 2016 was $82.4 million or $0.91 per diluted share compared to $99.2 million or $1.02 per diluted share in the prior year quarter. The decrease in net income is due to lower income from operations for the reasons noted above, partially offset by a lower effective tax rate discussed above and lower shares outstanding.
FIRST NINE MONTHS OF 2016 COMPARED TO FIRST NINE MONTHS OF 2015
The following table summarizes our results of operations for the periods indicated:

	Nine months ended September 30,
In thousands	2016	2015	Percent Change
Freight Segment Sales	$1,201,734	$1,553,734	(22.7)%
Transit Segment Sales	969,472	921,415	5.2%
Net sales	2,171,206	2,475,149	(12.3)%
Income from operations	395,561	456,358	(13.3)%
Net income attributable to Wabtec shareholders	$267,076	$296,849	(10.0)%
The following table shows the major components of the change in sales in the first nine months of 2016 from the first nine months of 2015:

In thousands	Freight Segment	Transit Segment	Total
First Nine Months of 2015 Net Sales	$1,553,734	$921,415	$2,475,149
Acquisitions	38,172	14,067	52,239
Change in Sales by Product Line:
Remanufacturing, Overhaul & Build	(4,987)	35,666	30,679
Other Transit Products	—	220	220
Other	(23,258)	1,310	(21,948)
Brake Products	(36,905)	(4,081)	(40,986)
Specialty Products & Electronics	(313,681)	32,299	(281,382)
Foreign exchange	(11,341)	(31,424)	(42,765)
First Nine Months of 2016 Net Sales	$1,201,734	$969,472	$2,171,206
Net sales for the nine months ended September 30, 2016 decreased by $303.9 million or 12.3% to $2,171.2 million from $2,475.1 million. The decrease is primarily due to lower sales for Specialty Products and Electronics of $281.4 million, lower Brake Products sales of $41.0 million due to decreased demand for freight products, and train control and signaling products and services, and lower Other Product sales of $21.9 million from decreased demand for freight spare part kits. This decrease was partially offset by higher sales for Remanufacturing, Overhaul and Build of $30.7 million due to higher demand for aftermarket transit locomotive builds. Acquisitions increased sales $52.2 million and unfavorable foreign exchange decreased sales $42.8 million.

Freight Segment sales decreased by $352.0 million, or 22.7%, primarily due to a decrease of $313.7 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products and train control and signaling products, a decrease of $36.9 million for Brake Products sales from lower demand for original equipment brakes and aftermarket services, and a decrease of $23.3 million for Other Product sales from decreased demand for freight spare part kits. Acquisitions increased sales by $38.2 million and unfavorable foreign exchange decreased sales by $11.3 million.
Transit Segment sales increased by $48.1 million, or 5.2%, primarily due to an increase for Remanufacturing, Overhaul, and Build sales of $35.7 million from higher demand for aftermarket locomotive builds, and a $32.3 million increase for Specialty Products and Electronics sales from higher demand for original equipment conduction systems and current collectors. Acquisitions increased sales by $14.1 million and unfavorable foreign exchange decreased sales by $31.4 million.

Cost of Sales The following table shows the major components of cost of sales for the periods indicated:

	Nine months ended September 30, 2016
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$450,990	37.5%	$410,244	42.3%	$861,234	39.7%
Labor	139,867	11.6%	119,553	12.3%	259,420	11.9%
Overhead	185,964	15.5%	137,749	14.2%	323,713	14.9%
Other/Warranty	6,261	0.5%	15,528	1.6%	21,789	1.0%
Total cost of sales	$783,082	65.1%	$683,074	70.4%	$1,466,156	67.5%

	Nine months ended September 30, 2015
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$652,858	42.0%	$385,895	41.9%	$1,038,753	42.0%
Labor	165,553	10.7%	115,870	12.6%	281,423	11.4%
Overhead	214,178	13.8%	131,932	14.3%	346,110	14.0%
Other/Warranty	9,638	0.6%	19,037	2.1%	28,675	1.2%
Total cost of sales	$1,042,227	67.1%	$652,734	70.9%	$1,694,961	68.6%
Cost of Sales decreased by $228.8 million to $1,466.2 million in the first nine months of 2016 compared to $1,695.0 million in the same period of 2015. In the first nine months of 2016, cost of sales as a percentage of sales was 67.5% compared to 68.6% in the same period of 2015.  The decrease as a percentage of sales is due to contributions from cost reduction initiatives and improved margin performance from current and prior year acquisitions, partially offset by an unfavorable product mix largely attributable to higher transit segment sales which have a lower gross margin compared to the freight segment.
Freight Segment cost of sales decreased 2.0% as a percentage of sales to 65.1% in the first nine months of 2016 compared to 67.1% for the same period in 2015. The decrease is primarily related to sales with lower material content, lower overall material costs due to ongoing sourcing efforts, and decreases in various commodity prices.
Transit Segment cost of sales decreased 0.5% as a percentage of sales to approximately 70.4% in the first nine months of 2016 from 70.9% for the same period of 2015.  The decrease is primarily due to better margin performance from prior year acquisitions and ongoing sourcing savings.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $22.8 million in the first nine months of 2016 compared to $21.6 million in the same period of 2015.
Operating expenses The following table shows our operating expenses for the periods indicated:

	Nine months ended September 30,
In thousands	2016	Percentage of Sales	2015	Percentage of Sales
Selling, general and administrative expenses	$241,118	11.1%	$255,969	10.3%
Engineering expenses	52,271	2.4%	51,852	2.1%
Amortization expense	16,100	0.7%	16,009	0.6%
Total operating expenses	$309,489	14.2%	$323,830	13.0%
Total operating expenses were 14.2% and 13.0% of sales for the first nine months of 2016 and 2015, respectively.  Selling, general, and administrative expenses decreased $14.9 million, or 5.8%, primarily due to lower sales volume, reduced costs for incentive compensation, and benefits from the cost saving initiatives undertaken in 2016. These reductions were partially offset by $12.6 million of costs related to the Faiveley acquisition and $2.2 million in costs related to restructuring activity. Engineering expense increased $0.4 million, or 0.8%, primarily due to $1.1 million of expenses from acquisitions. Amortization expense increased $0.1 million due to amortization of intangibles associated with acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Nine months ended September 30,
In thousands	2016	2015	Percent Change
Freight Segment	$135,544	$154,015	(12.0)%
Transit Segment	144,194	151,733	(5.0)%
Corporate	29,751	18,082	64.5%
Total operating expenses	309,489	323,830	(4.4)%
Freight Segment operating expenses decreased $18.5 million, or 12.0%, in 2016 and increased 140 basis points to 11.3% of sales. The decrease is primarily attributable to reduced sales volumes and realized benefits associated with the cost saving initiatives undertaken in 2016 partially offset by $6.6 million of incremental operating expenses from acquisitions.
Transit Segment operating expenses decreased $7.5 million, or 5.0%, in 2016 and decreased 160 basis points to 14.9% of sales. The decrease is primarily attributable to lower costs associated with cost saving initiatives undertaken in 2016 partially offset by $2.5 million of incremental operating expenses from acquisitions.
Corporate non-allocated operating expenses increased $11.7 million in the first nine months of 2016 primarily due to $12.6 million of costs related to the Faiveley acquisition partially offset by realized benefits from cost saving initiatives in 2016.
Income from operations Income from operations totaled $395.6 million or 18.2% of sales in the first nine months of 2016 compared to $456.4 million or 18.4% of sales in the same period of 2015. Income from operations decreased due to lower sales volume partially offset by lower operating expenses as discussed above.
Interest expense, net Interest expense, net, increased $3.2 million in 2016 due primarily to higher average debt balances used to fund treasury stock purchases and acquisitions.
Other income/(expense), net Other income/(expense), net, decreased $7.8 million to $0.1 million of income primarily due to lower currency transaction losses of $0.5 million in the first nine months of 2016 compared to foreign currency losses of $7.0 million for the same period of 2015.
Income taxes The effective income tax rate was 29.7% and 31.9% for the first nine months of 2016 and 2015, respectively. The decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions as well as a favorable adjustment as a result of the expiration of statute for uncertain tax positions.
Net income Net income for the first nine months of 2016 was $267.1 million or $2.92 per diluted share compared to $296.8 million or $3.05 per diluted share in the prior year quarter. The decrease in net income is due to lower income from operations for the reasons noted above, partially offset by a lower effective tax rate discussed above and lower shares outstanding.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine Months Ended September 30,
In thousands	2016	2015
Cash provided by (used for):
Operating activities	$246,893	$255,306
Investing activities	(115,891)	(341,961)
Financing activities	(112,336)	(120,833)
Increase/(decrease) in cash	$24,191	$(217,608)
Operating activities In the first nine months of 2016 and 2015, cash provided by operations was $246.9 million and $255.3 million, respectively. In comparison to the first nine months of 2015, cash provided by operations in 2016 decreased due to lower operating results of $29.8 million partially offset by favorable working capital performance. The major components of working capital were as follows: a favorable change in accounts payable of $36.9 million due to payment timing and lower inventory levels and a favorable change in inventory of $18.1 million due to successful efforts to control the amount of inventory on hand, partially offset by an unfavorable change in accounts receivable of $37.5 million as customers have begun to stretch payment terms and lower sales.
Investing activities In the first nine months of 2016 and 2015, cash used in investing activities was $115.9 million and $342.0 million, respectively. The major components of the cash outflow in 2016 were $84.4 million in net cash paid for acquisitions and $31.7 million in planned additions to property, plant and equipment for investments in our facilities and manufacturing processes. This compares to $100.1 million in net cash paid for acquisitions, $33.1 million in property, plant, and equipment for investments, and $209.1 million for an escrow deposit related to the proposed Faiveley Transport transaction in the first nine months of 2015. Refer to Note 2 of the "Notes to Condensed Consolidated Financial Statements" for further information on this subject. Refer to Note 4 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first nine months of 2016, cash used for financing activities was $112.3 million which included $346.0 million in proceeds from the revolving credit facility, $215.9 million in repayments of debt on the revolving credit facility, $23.5 million of dividend payments, $212.2 million for the repurchase of 3,046,408 shares of stock and $9.0 million related to the payment of income tax withholding on share based compensation. In the first nine months of 2015, cash provided by financing activities was $120.8 million, which included $390.3 million in proceeds from the revolving credit facility, $460.3 million in repayments of debt on the revolving credit facility, $14.6 million related to payment of income tax withholding on share based compensation, and $19.3 million of dividend payments.

Senior Notes Due November 2026

On November 3, 2016, the Company issued $750.0 million of Senior Notes due in 2026 (the “2016 Notes”).  The 2016 Notes were issued at 99.965% of face value.  Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year.  The proceeds will be used to pay the cash portion of the Faiveley

Transport acquisition, refinance Faiveley Transport's outstanding indebtedness, and for general corporate purposes.  The principal balance is due in full at maturity.

The 2016 Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company.  The indenture under which the 2016 Notes were issued contains covenants and restrictions which limit among other things the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens. The Company is in compliance with the restrictions and covenants in the indenture under which the 2016 Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

Company Stock Repurchase Plan
On February 8, 2016 the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $33.3 million remained. During the first nine months of 2016, the Company repurchased 3,046,408 shares, leaving $137.8 million under the authorization. During the quarter ended September 30, 2016, the Company repurchased 1,096,408 shares.
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
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 51% and 42% of total long-term debt at September 30, 2016 and December 31, 2015, respectively.  To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 7 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk

The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2016, approximately 48% of Wabtec’s net sales were to customers in the United States, 11% in the United Kingdom, 8% in Canada, 6% in Mexico, 3% in China, 3% in Germany, 3% in Australia, 2% in Brazil, and 16% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 3 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2016. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2016:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 2016	—	—	—	$216,262,175
August 2016	885,613	$70.54	885,613	$153,790,957
September 2016	210,795	$75.74	210,795	$137,824,347
Total quarter ended September 30, 2016	1,096,408	$71.54	1,096,408	$137,824,347

(1)
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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Senior Vice President Finance and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	November 7, 2016

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.