Form 10-K
period 2016-12-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2017-02-28
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
The registrant estimates that as of June 30, 2016, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $6.0 billion based on the closing price on the New York Stock Exchange for such stock.
As of February 17, 2017, 95,786,017 shares of Common Stock of the registrant were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on May 10, 2017 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS
General
Westinghouse Air Brake Technologies Corporation, doing business as Wabtec Corporation, is a Delaware corporation with headquarters at 1001 Air Brake Avenue in Wilmerding, Pennsylvania. Our telephone number is 412-825-1000, and our website is located at www.wabtec.com. All references to “we”, “our”, “us”, the “Company” and “Wabtec” refer to Westinghouse Air Brake Technologies Corporation and its consolidated subsidiaries. George Westinghouse founded the original Westinghouse Air Brake Co. in 1869 when he invented the air brake. Westinghouse Air Brake Company (“WABCO”) was formed in 1990 when it acquired certain assets and operations from American Standard, Inc., now known as Trane (“Trane”). The company went public on the New York Stock Exchange in 1995. In 1999, WABCO merged with MotivePower Industries, Inc. (“MotivePower”) and adopted the name Wabtec.
In 2016, Wabtec acquired majority ownership of Faiveley Transport, S.A. (“Faiveley Transport”), a leading provider of value-added, integrated systems and services, primarily for the global transit rail market, for a purchase price of approximately $746.5 million. Based in France, Faiveley Transport has roots to 1919 and became a leader in manufacturing pantographs, automatic door mechanisms and air conditioning systems. Faiveley Transport was listed on the Paris Stock Exchange in 1994 and during the next 20 years acquired a number of rail industry leaders including Sab Wabco, a specialist in railway braking systems and couplers. Faiveley Transport had revenues of about $1.2 billion in 2016. Wabtec believes that the acquisition of Faiveley Transport provides the following strategic benefits:

•
Increased diversity of revenues by product, geography and market. A majority of Faiveley Transport’s revenues are outside the U.S. and in the transit market, which helps to balance the cyclicality of Wabtec’s North American freight business.

•	Broadened product line. Faiveley Transport provides many products that Wabtec did not previously offer, including braking and door systems for high-speed trains and air conditioning systems.

•	Expanded international presence in the transit market. A majority of Faiveley Transport’s revenues come from transit markets outside the U.S., where Wabtec did not have a strong presence.

•	Increased technical and engineering expertise. With its more than 1,500 engineers, Faiveley Transport strengthens Wabtec’s technical capabilities and product development efforts.
Today, Wabtec is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global freight and transit rail industries. We believe we hold a leading market share for many of our core product lines globally. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most U.S. locomotives, freight cars, passenger transit cars and buses around the world. In 2016, the Company had sales of approximately $2.9 billion and net income attributable to Wabtec shareholders of about $304.9 million. In 2016, sales of aftermarket parts and services represented about 59% of total sales, while sales to customers outside of the U.S. accounted for about 54% of total sales.
Industry Overview
The Company primarily serves the worldwide freight and transit rail industries. As such, our operating results are largely dependent on the level of activity, financial condition and capital spending plans of railroads and passenger transit agencies around the world, and transportation equipment manufacturers who serve those markets. Many factors influence these industries, including general economic conditions; traffic volumes, as measured by freight carloadings and passenger ridership; government spending on public transportation; and investment in new technologies. In general, trends such as increasing urbanization, a focus on sustainability and environmental awareness, an aging equipment fleet, and growth in global trade are expected to drive continued investment in freight and transit rail.
According to the 2016 edition of a market study by UNIFE, the Association of the European Rail Industry, the accessible global market for railway products and services is more than $100 billion, and it is expected to grow at about 3.2% annually through 2021. The three largest geographic markets, which represent about 80% of the total accessible market, are Europe, North America and Asia Pacific. Over the next five years, UNIFE projects above-average growth in Asia Pacific and Europe due to overall economic growth and trends such as urbanization and increasing mobility, deregulation, investments in new technologies, energy and environmental issues, and increasing government support. The largest product segments of the market are rolling stock, services and infrastructure, which represent almost 90% of the accessible market. Over the next five years, UNIFE projects spending on rolling stock to grow at an above-average rate due to increased investment in passenger transit vehicles. UNIFE estimates that the global installed base of locomotives is about 114,000 units, with about 32% in Asia Pacific, about 25% in North America and about 18% in Russia-CIS (Commonwealth of Independent States).  Wabtec estimates that about 3,400 new locomotives were delivered worldwide in 2016, and it expects deliveries of about 3,200 in 2017. UNIFE estimates the global installed base of freight cars is about 5.5 million units, with about 37% in North America, about 26% in Russia-CIS and about 20% in Asia Pacific. Wabtec estimates that about 108,000 new freight cars were delivered worldwide in 2016, and it expects deliveries of about 97,000 in 2017.  UNIFE estimates the global installed base of passenger transit vehicles to be about 569,000 units, with about 43% in Asia Pacific, about 32% in Europe and about 14% in Russia-CIS. UNIFE estimates that about 208,000 new passenger transit vehicles were ordered annually from 2013-2015, and that about 184,000 will be ordered annually from 2016-2018.
In Europe, the majority of the rail system serves the passenger transit market, which is expected to continue growing as energy and environmental factors encourage continued investment in public mass transit. France, Germany and the United Kingdom are the largest Western European transit markets, representing almost two-thirds of industry spending in the European Union. UNIFE projects the Western European rail market to grow at about 3.6% annually during the next five years, led by investments in new rolling stock in France and Germany.  Significant investments are also expected in Turkey, the largest market in Eastern Europe. About 75% of freight traffic in Europe is hauled by truck, while rail accounts for about 20%. The largest freight markets in Europe are Germany, Poland and the United Kingdom. In recent years, the European Commission has adopted a series of measures designed to increase the efficiency of the European rail network by standardizing operating rules and certification requirements. UNIFE believes that adoption of these measures should have a positive effect on ridership and investment in public transportation over time.
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
Growth in the Asia Pacific market has been driven mainly by the continued urbanization of China and India, and by investments in freight rail rolling stock and infrastructure in Australia to serve its mining and natural resources markets. During the next five years, UNIFE expects India to make significant investments in rolling stock and infrastructure to modernize its rail system; for example, the country has awarded a 1,000-unit locomotive order to a U.S. manufacturer. UNIFE expects the increased spending in India to offset decreased spending on very-high-speed rolling stock in China during the next five years.
Other key geographic markets include Russia-CIS and Africa-Middle East.  With about 1.4 million freight cars and about 20,000 locomotives, Russia-CIS is among the largest freight rail markets in the world, and it’s expected to invest in both freight and transit rolling stock. PRASA, the Passenger Rail Agency of South Africa, is expected to continue to invest in new transit cars and new locomotives. According to UNIFE, emerging markets are expected to grow at above-average rates as global trade creates increases in freight volumes and urbanization leads to increased demand for efficient mass-transportation systems. As this growth occurs, Wabtec expects to have additional opportunities to provide products and services in these markets.
In its study, UNIFE also said it expects increased investment in digital tools for data and asset management, and in rail control technologies, both of which would improve efficiency in the global rail industry during the next five years. UNIFE said data-driven asset management tools have the potential to reduce equipment maintenance costs and improve asset utilization, while rail control technologies have been focused on increasing track capacity, improving operational efficiency and ensuring safer railway traffic. Wabtec offers products and services to help customers make ongoing investments in these initiatives.
Business Segments and Products
We provide our products and services through two principal business segments, the Freight Segment and the Transit Segment, both of which have different market characteristics and business drivers. The acquisition of Faiveley Transport significantly strengthened our capabilities and presence in the worldwide transit market.

The Freight Segment primarily manufactures and services components for new and existing locomotives and freight cars; supplies rail control and infrastructure products including electronics, positive train control equipment, and signal design and engineering services; overhauls locomotives; and provides heat exchangers and cooling systems for rail and other industrial markets. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars, and utilities. Demand is primarily driven by general economic conditions; traffic volumes, as measured by freight carloadings; investment in new technologies; and deliveries of new locomotives and freight cars. In 2016, the Freight Segment accounted for 53% of our total sales, with about 59% of its sales in the U.S. In 2016, slightly more than half of the Freight Segment’s sales were in aftermarket.
The Transit Segment, mainly operating worldwide as Faiveley Transport, primarily manufactures and services components for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles and buses; supplies rail control and infrastructure products including electronics, positive train control equipment, and signal design and engineering services; builds new commuter locomotives; and refurbishes passenger transit vehicles. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of passenger transit vehicles and buses around the world. Demand in the transit market is primarily driven by general economic conditions, passenger ridership levels, government spending on public transportation, and investment in new rolling stock. In 2016, the Transit Segment accounted for 47% of our total sales, with about 33% of its sales in the U.S. About two-thirds of the Transit Segment’s sales are in the aftermarket with the remainder in the original equipment market. The addition of Faiveley Transport’s key products strengthens Wabtec’s presence in the following areas: high-speed braking and door systems; heating, ventilation and air conditioning systems; pantographs and power collection; information systems; platform screen doors and gates; couplers; and aftermarket services, maintenance and spare parts. Geographically, Wabtec’s presence in the European and Asia Pacific transit markets has been strengthened significantly through the acquisition of Faiveley Transport.
Following is a summary of our leading product lines in both aftermarket and original equipment across both of our business segments:
Specialty Products & Electronics:

•	Positive Train Control equipment and electronically controlled pneumatic braking products

•	Railway electronics, including event recorders, monitoring equipment and end of train devices

•	Signal design and engineering services

•	Freight car trucks and couplers

•	Draft gears, couplers and slack adjusters

•	Air compressors and dryers

•	Heat exchangers and cooling products for locomotives and power generation equipment

•	Track and switch products
Brake Products:

•	Railway braking equipment and related components for Freight and Transit applications, including high-speed passenger transit vehicles

•	Friction products, including brake shoes, discs and pads
Remanufacturing, Overhaul and Build:

•	New commuter and switcher locomotives

•	Transit car and locomotive overhaul and refurbishment
Transit Products:

•	Heating, ventilation and air conditioning equipment

•	Doors for buses and subway cars

•	Platform screen doors

•	Pantographs

•	Window assemblies

•	Couplers

•	Accessibility lifts and ramps for buses and subway cars

•	Traction motors
We have become a leader in the freight and transit rail industries by capitalizing on the strength of our existing products, technological capabilities and new product innovation, and by our ability to harden products to protect them from severe conditions, including extreme temperatures and high-vibration environments. Supported by our technical staff of over 2,900 engineers and specialists, we have extensive experience in a broad range of product lines, which enables us to provide comprehensive, systems-based solutions for our customers.
Over the past several years, we introduced a number of significant new products, including electronic braking equipment and train control equipment that encompasses onboard digital data and global positioning communication protocols. In the U.S., for example, the Federal Railroad Administration ("FRA") approved the use of our Electronic Train Management System®, or Positive Train Control (“PTC”) technology, which offers safety benefits to the rail industry. PTC includes on-board locomotive computer and related software, which must be installed on a majority of the locomotives and track in the U.S. to meet the requirements of a 2008 rail safety bill. With our Electronic Train Management System®, we are the leading supplier of this on-board train control equipment, and we are working with the U.S. Class I railroads, commuter rail authorities and other industry suppliers to implement this technology by the deadline of December 31, 2018. In 2016, Wabtec recorded about $345 million of revenue from freight and transit train control and signaling projects, which includes PTC. New products introduced for the transit market in recent years include HVAC inverter integrated solutions, brake discs, and platform doors and gates.
For additional information on our business segments, see Note 20 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
Competitive Strengths
Our key strengths include:

•
Leading market positions in core products. Dating back to 1869 and George Westinghouse’s invention of the air brake, we are an established leader in the development and manufacture of pneumatic braking equipment for freight and passenger transit vehicles. Faiveley Transport, founded nearly 100 years ago, has a long history and is a market leader for its core products, including pantographs, automatic door mechanisms and air conditioning systems. We have leveraged our leading positions by focusing on research and engineering to expand beyond pneumatic braking components to supplying integrated parts and assemblies for the locomotive through the end of the train. We are a recognized leader in the development and production of electronic recording, measuring and communications systems, positive train control equipment, highly engineered compressors and heat exchangers for locomotives, and a leading manufacturer of freight car components, including electronic braking equipment, draft gears, trucks, brake shoes and electronic end-of-train devices. We are also a leading provider of braking equipment; heating, ventilation and air conditioning equipment; door assemblies and platform screen doors; lifts and ramps; couplers and current collection equipment, such as pantographs, for passenger transit vehicles.

•
Breadth of product offering with a stable mix of original equipment market (OEM) and aftermarket business. Our product portfolio is one of the broadest in the rail industry, as we offer a wide selection of quality parts, components and assemblies across the entire train and worldwide. We provide our products in both the original equipment market and the aftermarket. Our substantial installed base of products with end-users such as the railroads and the passenger transit authorities is a significant competitive advantage for providing products and services to the aftermarket because these customers often look to purchase safety- and performance-related replacement parts from the original equipment components supplier. In addition, as OEMs and railroad operators attempt to modernize fleets with new products designed to improve and maintain safety and efficiency, these products must be designed to be interoperable with existing equipment. On average, over the last several years, more than 61% of our total net sales have come from our aftermarket products and services business.

•
Leading design and engineering capabilities. We believe a hallmark of our relationship with our customers has been our leading design and engineering practice, which has, in our opinion, assisted in the improvement and modernization of global railway equipment. We believe both our customers and the government authorities value our technological capabilities and commitment to innovation, as we seek not only to enhance the efficiency and profitability of our customers, but also to improve the overall safety of the railways through continuous improvement of product performance. The Company has an established record of product improvements and new product development. We have assembled a wide range of patented products, which we believe provides us with a competitive advantage. Wabtec currently owns 2,382 active patents worldwide and 683 U.S. patents. During the last three years, we have filed for more than 437 patents worldwide in support of our new and evolving product lines. These figures include Faiveley Transport's patent portfolio, which has been a key factor in its success, as well.

•
Experience with industry regulatory requirements. The freight rail and passenger transit industries are governed by various government agencies and regulators in each country and region. These groups mandate rigorous manufacturer certification, new product testing and approval processes that we believe are difficult for new entrants to meet cost-effectively and efficiently without the scale and extensive experience we possess. Certification processes are lengthy, and often require local presence and expertise. In addition, each transit agency places a high degree of importance on vehicle customization, which requires experience and technical expertise to meet ever-evolving specifications.

•
Experienced management team and the Wabtec Excellence Program (WEP), formerly known as the Wabtec Performance System. Wabtec’s lean manufacturing and continuous improvement initiatives have been a part of the Company’s culture for more than 25 years and have enabled Wabtec to manage successfully through cycles in the rail supply market. With the acquisition of Faiveley Transport (see Note 3 of "Notes to Consolidated Financial Statements" for further details), which introduced its Worldwide Excellence Program several years ago, we have combined the best practices of both organizations into WEP. We expect WEP will drive a successful integration of Wabtec and Faiveley Transport, will result in a reduced cost structure and will ensure standardized excellence in all processes. By using WEP as our operational foundation, we will strive for continuous improvements in safety, quality, cost, delivery and all aspects of serving our customers and other stakeholders.

Business strategy
Using WEP, we strive to generate sufficient cash to invest in our growth strategies and to build on what we consider to be a leading position as a low-cost producer in the industry while maintaining world-class product quality, technology and customer responsiveness. Through WEP and employee-directed initiatives such as Kaizen, a Japanese-developed team concept, we continuously strive to improve quality, delivery and productivity, and to reduce costs such as global sourcing and supply chain management. These practices enable us to streamline processes, improve product reliability and customer satisfaction, reduce product cycle times and respond more rapidly to market developments. We also rely on functional experts within the company across various disciplines to train, coach and share best practices throughout the corporation, while benchmarking against best-in-class competitors and peers. Over time, we believe the principles of WEP will enable us to continue to increase operating margins, improve cash flow and strengthen our ability to invest in the following growth strategies:

•
Product innovation and new technologies. We continue to emphasize innovation and development funding to create new and improved products. We are focusing on technological advances, especially in the areas of electronics, braking products and other on-board equipment, as a means of new product growth. We seek to provide customers with incremental technological advances that offer immediate benefits with cost-effective investments.

•
Global and market expansion. We believe that international markets represent a significant opportunity for future growth. In 2016, sales to non-U.S. customers were $1.6 billion, including export sales from the Company’s U.S. operations of $470.5 million. We intend to increase our existing international sales through strategic acquisitions, direct sales of products through our existing subsidiaries and licensees, and joint ventures with railway suppliers which have a strong presence in their local markets. We are specifically targeting markets that operate significant fleets of U.S.-style locomotives and freight cars, including Australia, Brazil, China, India, Russia, South Africa, and other select areas within Europe and South America. In addition, we have opportunities to increase the sale of certain products that we currently manufacture for the rail industry into other industrial markets, such as mining, off-highway and energy. These products include heat exchangers and friction materials.

•
Aftermarket products and services. Historically, aftermarket sales are less cyclical than OEM sales because a certain level of aftermarket maintenance and service work must be performed, even during an industry slowdown. In 2016, Wabtec’s aftermarket sales and services represented approximately 59% of the Company’s total sales across both of our business segments. Wabtec provides aftermarket parts and services for its components, and the Company is seeking to expand this business with customers who currently perform the work in-house. In this way, we expect to take advantage of the rail industry trend toward outsourcing, as railroads and transit authorities focus on their core function of transporting goods and people.

•
Acquisitions, joint ventures and alliances. We invest in acquisitions, joint ventures and alliances using a disciplined, selective approach and rigorous financial criteria. These transactions are expected to meet the financial criteria and contribute to our growth strategies of product innovation and new technologies, global expansion, and aftermarket products and services. We believe these expansion strategies will help Wabtec to grow profitably, expand geographically, and dampen the impact from potential cycles in the North American rail industry.

Recent Acquisitions and Joint Ventures
In addition to the Faiveley Transport acquisition, Wabtec has completed the following acquisitions in support of its growth strategies mentioned above:

•
On December 14, 2016, the Company acquired Workhorse Rail LLC ("Workhorse"), a supplier of engineered freight car components, mainly for the aftermarket for a purchase price of approximately $44.3 million, net of cash acquired, resulting in preliminary goodwill of $23.1 million, 37.8% of which will be deductible for tax purposes.

•
On November 17, 2016, the Company acquired the assets of Precision Turbo & Engine ("Precision Turbo"), a designer and manufacturer of high-performance, aftermarket turbochargers, wastegates, and heat exchangers for the automotive performance market for a purchase price of approximately $13.8 million, net of cash acquired, resulting in preliminary goodwill of $3.9 million, all of which will be deductible for tax purposes.

•
On August 1, 2016, the Company acquired Gerken Group S.A. ("Gerken"), a manufacturer of specialty carbon and graphite products for rail and other industrial applications, for a purchase price of approximately $62.8 million, net of cash acquired, resulting in preliminary goodwill of $17.5 million, none of which will be deductible for tax purposes.

•
On May 5, 2016, the Company acquired the assets of Unitrac Railroad Materials ("Unitrac"), a leading designer and manufacturer of railroad products and track work services for a purchase price of approximately $14.4 million, net of cash acquired, resulting in preliminary goodwill of $1.4 million, all of which will be deductible for tax purposes.

•
On October 30, 2015, the Company acquired Relay Monitoring Systems PTY Ltd. ("RMS"), an Australian based manufacturer of electrical protection and control products for a purchase price of approximately $18.7 million, net of cash acquired, resulting in preliminary goodwill of $8.9 million, none of which will be deductible for tax purposes.

•
On October 8, 2015, the Company acquired Track IQ, an Australian based manufacturer of wayside sensor systems for the global rail industry for a purchase price of approximately $9.3 million, net of cash acquired, resulting in preliminary goodwill of $6.5 million, all of which will be deductible for tax purposes.

•
On June 17, 2015, the Company acquired Metalocaucho ("MTC"), a manufacturer of transit products, primarily rubber components for suspension and vibration control systems, for a purchase price of approximately $23.4 million, net of cash acquired, resulting in preliminary goodwill of $13.2 million, none of which will be deductible for tax purposes.

•
On February 4, 2015, the Company acquired Railroad Controls L.P. ("RCL"), a provider of railway signal construction services, for a purchase price of approximately $78.0 million, net of cash acquired, resulting in goodwill of $14.8 million, all of which will be deductible for tax purposes.

Backlog
The Company’s backlog was about $4.0 billion at December 31, 2016. For 2016, about 59% of total sales came from aftermarket orders, which typically carry lead times of less than 30 days, and are not recorded in backlog for a significant period of time.
The Company’s contracts are subject to standard industry cancellation provisions, including cancellations on short notice or upon completion of designated stages. Substantial scope-of-work adjustments are common. For these and other reasons, completion of the Company’s backlog may be delayed or canceled. The railroad industry, in general, has historically been subject to fluctuations due to overall economic conditions and the level of use of alternative modes of transportation.
The backlog of firm customer orders as of December 31, 2016 and December 31, 2015, and the expected year of completion are as follows:

	Total	Expected Delivery		Total	Expected Delivery
	Backlog		Other	Backlog		Other
In thousands	12/31/2016	2017	Years	12/31/2015	2016	Years
Freight Segment	$575,931	$396,160	$179,771	$671,910	$585,981	$85,929
Transit Segment	3,405,561	1,565,519	1,840,042	1,474,974	621,736	853,238
Total	$3,981,492	$1,961,679	$2,019,813	$2,146,884	$1,207,717	$939,167
Engineering and Development
To execute our strategy to develop new products, we invest in a variety of engineering and development activities. For the fiscal years ended December 31, 2016, 2015, and 2014, we invested about $71.4 million, $71.2 million and $61.9 million, respectively, on product development and improvement activities. The engineering resources of the Company are allocated between research and development activities and the execution of original equipment customer contracts. Across the corporation we have established multiple Centers of Competence, which have specialized, technical expertise in various disciplines and product areas.
Our engineering and development program includes investment in train control and new braking technologies, with an emphasis on applying electronics to traditional pneumatic equipment. Electronic braking has been used in the transit industry for years, and freight railroads are conducting pilot programs to test its reliability and benefits. Freight railroads have generally been slower to accept the technology due to issues over interoperability, connectivity and durability. We are proceeding with efforts to enhance the major components for existing hard-wired braking equipment and development of new electronic technologies for the freight railroads. We have also developed advanced cooling systems that enable lower emissions from diesel engines used in rail and other industrial markets.  Sometimes we conduct specific research projects in conjunction with universities, customers and other industry suppliers.
We use our Product Development System (PDS) to develop and monitor new product programs. The system requires the product development team to follow consistent steps throughout the development process, from concept to launch, to ensure the product will meet customer expectations and internal profitability targets.
Intellectual Property
We have 2,382 active patents worldwide and on average file for approximately 150 new patents each year. We also rely on a combination of trade secrets and other intellectual property laws, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property. We also follow the product development practices of our competitors to monitor any possible patent infringement by them, and to evaluate their strategies and plans.
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
Customers
We provide products and services for more than 500 customers worldwide. Our customers include railroads and passenger transit authorities throughout North America, Europe, Asia Pacific, South Africa and South America; manufacturers of transportation equipment, such as locomotives, freight cars, passenger transit vehicles and buses; and companies that lease and maintain such equipment.
Top customers can change from year to year. For the fiscal year ended December 31, 2016, our top five customers accounted for 23% of net sales: CSX Corporation, Trinity Industries, the BNSF Railway, the Greenbrier Companies, and Norfolk Southern Railway. No one customer represents 10% or more of consolidated sales. We believe that we have strong relationships with all of our key customers.
Competition
We believe we hold a leading market share for many of our core product lines globally. Our market shares are typically higher in North America and lower in other regions of the world, depending on specific product lines and geographies. We operate in a highly competitive marketplace. Price competition is strong because we have a relatively small number of customers and they are very cost-conscious. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery, and customer service and support.
Our principal competitors vary across product lines and geographies. Within North America, New York Air Brake Company, a subsidiary of the German air brake producer Knorr-Bremse AG (“Knorr”) and Amsted Rail Company, Inc., a subsidiary of Amsted Industries Corporation, are our principal overall OEM competitors. Our competition for locomotive, freight and passenger transit service and repair is mostly from the railroads’ and passenger transit authorities’ in-house operations, Electro-Motive Diesel, a division of Caterpillar, GE Transportation Systems, and New York Air Brake/Knorr. We believe our key strengths, which include leading market positions in core products, breadth of product offering with a stable mix of OEM and aftermarket business, leading design and engineering capabilities, significant barriers to entry and an experienced management team, enable us to compete effectively in this marketplace. Outside of North America, no individual company is our principal competitor in all of our operating locations. The largest competitor for Brake and Transit products is Knorr. In addition, our competitors often include smaller, local suppliers in most international markets.
Employees
At December 31, 2016, we had approximately 20,000 full-time employees, approximately 35% of whom were unionized. A majority of the employees subject to collective bargaining agreements are outside North America and these agreements are generally effective from 2017 through 2019. Agreements expiring at various times during 2017 cover approximately 20% of the Company’s workforce. We consider our relations with employees and union representatives to be good, but cannot assure that future contract negotiations will be favorable to us.
Regulation
In the course of our operations, we are subject to various regulations and standards of governments and other agencies in the U.S. and around the world. These entities typically govern equipment, safety and interoperability standards for freight rail and passenger transit rolling stock, oversee a wide variety of rules and regulations governing safety and design of equipment, and evaluate certification and qualification requirements for suppliers.  New products generally must undergo testing and approval processes that are rigorous and lengthy. As a result of these regulations and requirements, we must usually obtain and maintain certifications in a variety of jurisdictions and countries.  The governing bodies include the FRA and AAR in the U.S., and the International Union of Railways (“UIC”) and the European Railway Agencies ("EUAR") in Europe. Also in Europe, the European Committees for Standardization ("CEN" and "CENELEC") continually draft new European standards which cover, for example, the Reliability, Availability, Maintainability and Safety of railways systems. To guarantee interoperability in Europe, the European Union for Railway Agencies is responsible for defining and implementing Technical Standards of Interoperability (TSI), which covers areas such as infrastructure, energy, rolling stock, telematic applications, traffic operation and management subsystems, noise pollution and waste generation, protection against fire and smoke, and system safety.
Most countries and regions in which Wabtec does business have similar rule-making bodies. In Russia, a GOST-R certificate of conformity is mandatory for all products related to the safety of individuals on Russian territory. In China, any product or system sold on the Chinese market must have been certified in accordance with national standards. In the local Indian market, most products are covered by regulations patterned after AAR and UIC standards.
Effects of Seasonality
Our business is not typically seasonal, although the third quarter results may be affected by vacation and scheduled plant shutdowns at several of our major customers during this period. Quarterly results can also be affected by the timing of projects in backlog and by project delays.
Environmental Matters
Additional information on environmental matters is included in Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
Available Information
We maintain an Internet site at www.wabtec.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the annual report to stockholders and other information, are available free of charge on this site. The Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K. The following are also available free of charge on this site and are available in print to any shareholder who requests them: Our Corporate Governance Guidelines, the charters of our Audit, Compensation and Nominating and Corporate Governance Committees, our Code of Conduct, which is applicable to all employees, our Code of Ethics for Senior Officers, which is applicable to our executive officers, our Policies on Related Party Transactions and Conflict Minerals, and our Sustainability Report.

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
We are dependent upon key customers.
We rely on several key customers who represent a significant portion of our business. Our top customers can change from year to year. For the fiscal year ended December 31, 2016, our top five customers accounted for 23% of our net sales. While we believe our relationships with our customers are generally good, our top customers could choose to reduce or terminate their relationships with us. In addition, many of our customers place orders for products on an as-needed basis and operate in cyclical industries. As a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers, and may be subject to delays and cancellations. As a result of our dependence on our key customers, we could experience a material adverse effect on our business, results of operations and financial condition if we lost any one or more of our key customers or if there is a reduction in their demand for our products.
Our business operates in a highly competitive industry.
We operate in a global, competitive marketplace and face substantial competition from a limited number of established competitors, some of which may have greater financial resources than we do. Price competition is strong and, coupled with the existence of a number of cost conscious customers, has historically limited our ability to increase prices. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. There can be no assurance that competition in one or more of our markets will not adversely affect us and our results of operations.
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
As we introduce new products and services, a failure to predict and react to customer demand could adversely affect our business.
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
For the year ended December 31, 2016, we had sales of about $345 million related to Train Control and Signaling, which includes PTC. In 2015, the industry's PTC deadline was extended by three years through December 31, 2018, which also included the ability of railroads to request an additional two years for compliance with the approval of the Department of Transportation if certain parameters are met. This could change the timing of our revenues and could cause us to reassess the staffing, resources and assets deployed in delivering Positive Train Control services.
Our revenues are subject to cyclical variations in the railway and passenger transit markets and changes in government spending.
The railway industry historically has been subject to significant fluctuations due to overall economic conditions, the use of alternate methods of transportation and the levels of government spending on railway projects. In economic downturns, railroads have deferred, and may defer, certain expenditures in order to conserve cash in the short term. Reductions in freight traffic may reduce demand for our replacement products.
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
In fiscal year 2016, approximately 54% of our consolidated net sales were to customers outside of the U.S. and we intend to continue to expand our international operations in the future. With the acquisition of Faiveley Transport, we anticipate over 60% of our consolidated net sales will be to customers outside of the U.S. Our global headquarters for the Transit group is located in France, and we currently conduct other international operations through a variety of wholly and majority-owned subsidiaries and joint ventures in Australia, Austria, Brazil, Canada, China, Czech Republic, France, Germany, India, Italy, Macedonia, Mexico, the Netherlands, Poland, Russia, Spain, South Africa, Turkey, and the United Kingdom. As a result, we are subject to various risks, any one of which could have a material adverse effect on those operations and on our business as a whole, including:

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
The occurrence of litigation in which we could be named as a defendant is unpredictable.
From time to time, the Company is subject to litigation or other commercial disputes and other legal and regulatory proceedings with respect to our business, customers, suppliers, creditors, shareholders, product liability, intellectual property infringement, warranty claims or environmental-related matters. Due to the inherent uncertainties of any litigation, commercial disputes or other legal or regulatory proceedings, the Company cannot accurately predict their ultimate outcome, including the outcome of any related appeals. We may incur significant expense to defend or otherwise address current or future claims. Any litigation, even a claim without merit, could result in substantial costs and diversion of resources and could have a material adverse effect on our business and results of operations. Although we maintain insurance policies for certain risks, we cannot make assurances that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all.
The Company is subject to national and international laws and regulations, such as the anti-corruption laws of the U.S. Foreign Corrupt Practices Act, the French Law n° 2016-1691 (Sapin II) and the U.K. Bribery Act, relating to its business and its employees. Despite the Company's policies, procedures and compliance programs, its internal controls and compliance systems may not be able to protect the Company from prohibited acts willfully committed by its employees, agents or business partners that would violate such applicable laws and regulations. Any such improper acts could damage the Company's reputation, subject it to civil or criminal judgments, fines or penalties, and could otherwise disrupt the Company's business, and as a result, could materially adversely impact the Company's business, financial condition or results of operations.
If we are not able to protect our intellectual property and other proprietary rights, we may be adversely affected.
Our success can be impacted by our ability to protect our intellectual property and other proprietary rights. We rely primarily on patents, trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, a significant portion of our technology is not patented and we may be unable or may not seek to obtain patent protection for this technology. Moreover, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages and may be challenged by third parties. The laws of countries other than the United States may be even less protective of intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. If we fail to protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be negatively impacted.
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
We collectively bargain with labor unions that represent approximately 35% of our employees. Our current collective bargaining agreements are generally effective from 2017 through 2019. Agreements expiring at various times during 2017 cover approximately 20% of the Company’s workforce. Failure to reach an agreement could result in strikes or other labor protests which could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor unions of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.
We may incur increased costs due to fluctuations in interest rates and foreign currency exchange rates
In the ordinary course of business, we are exposed to increases in interest rates that may adversely affect funding costs associated with variable-rate debt and changes in foreign currency exchange rates. We may seek to minimize these risks through the use of interest rate swap contracts and currency hedging agreements. There can be no assurance that any of these measures will be effective. Any material changes in interest or exchange rates could result in material losses to us.
Our indebtedness could adversely affect our financial health.
At December 31, 2016, we had total debt of $1,892.8 million. If it becomes necessary to access our available borrowing capacity under our 2016 Refinancing Credit Agreement, the $796.2 million currently borrowed under this facility and the $747.5 million 3.450% senior notes, and the $248.3 million 4.375% senior notes, being indebted could have important consequences to us. For example, it could:

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
The indenture for our $747.5 million 3.450% senior notes due in 2026, our $248.3 million 4.375% senior notes due in 2023, and our 2016 Refinancing Credit Agreement contain various covenants that limit our management’s discretion in the operation of our businesses.
The 2016 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2016 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations and sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; capital expenditures; and imposes a minimum interest expense coverage ratio and a maximum debt to EBITDA ratio.
The indentures under which the senior notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens.
The integration of our recently completed acquisitions may not result in anticipated improvements in market position or the realization of anticipated operating synergies or may take longer to realize than expected.
In 2015 and 2016, we completed multiple acquisitions with a combined investment of $996.0 million, which included our acquisition of a 51% controlling stake in Faiveley Transport for $746.5 million. Additionally, we launched a tender offer for the remaining publicly traded shares with the intention of acquiring 100% ownership of Faiveley Transport and currently having a 78% controlling interest. Although we believe that the acquisitions will improve our market position and realize positive operating results, including operating synergies, operating expense reductions and overhead cost savings, we cannot be assured that these improvements will be obtained or the timing of such improvements. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:

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
Facilities
The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2016. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs. Leases on the facilities are long-term and generally include options to renew. The Company’s corporate headquarters are located at the Wilmerding, PA site.

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Domestic
Rothbury, MI	Manufacturing/Warehouse/Office	Freight	Own	500,000
Wilmerding, PA	Manufacturing/Service	Freight	Own	365,000	(1)
Lexington, TN	Manufacturing	Freight	Own	170,000
Jackson, TN	Manufacturing	Freight	Own	150,000
Berwick, PA	Manufacturing/Warehouse	Freight	Own	150,000
Chicago, IL	Manufacturing/Service	Freight	Own	123,140
Greensburg, PA	Manufacturing	Freight	Own	113,000
Chillicothe, OH	Manufacturing/Office	Freight	Own	104,000
Warren, OH	Manufacturing	Freight	Own	102,650
Delray Beach, FL	Warehouse	Freight	Lease	125,888
Boise, ID	Manufacturing	Freight/Transit	Own	326,000
Maxton, NC	Manufacturing	Freight/Transit	Own	105,000
Salem, VA	Manufacturing	Transit	Own	320,000
Greenville, SC	Manufacturing	Transit	Own	253,996
Greenville, SC	Manufacturing	Transit	Own	154,020
Brenham, TX	Manufacturing/Office	Transit	Own	144,671
Shreveport, LA	Office/Warehouse	Transit	Lease	258,915
Spartanburg, SC	Manufacturing/Service	Transit	Lease	183,600
Carson City, NV	Manufacturing	Transit	Lease	176,033
Buffalo Grove, IL	Manufacturing	Transit	Lease	115,570
International
Sao Paulo, Brazil	Manufacturing/Office	Freight	Own	176,872
Wallaceburg (Ontario), Canada	Manufacturing	Freight	Own	126,000
Northampton, UK	Manufacturing	Freight	Lease	300,000
Shenyang City, Liaoning Province, China	Manufacturing	Freight	Lease	290,550
Lincolnshire, UK	Manufacturing/Office	Freight	Lease	149,468
London (Ontario), Canada	Manufacturing	Freight	Lease	103,540
Doncaster, UK	Manufacturing/Service	Freight/Transit	Own	330,000
Kilmarnock, UK	Manufacturing	Freight/Transit	Own	107,975
Loughborough, UK	Manufacturing	Freight/Transit	Lease	245,245
Kempton Park, South Africa	Manufacturing	Freight/Transit	Lease	156,077
Piossasco, Italy	Manufacturing	Transit	Own	301,389
Monte Alto, Brazil	Manufacturing/Office	Transit	Own	244,081
Tamil Nadu, India	Manufacturing	Transit	Own	220,132
Schkeuditz, Germany	Manufacturing	Transit	Own	219,411

Location	Primary Use	Segment	Own/Lease	Approximate Square Feet
Schuttorf, Germany	Manufacturing/Office	Transit	Own	189,445
Amiens, France	Manufacturing	Transit	Own	142,395
Chard, UK	Manufacturing/Office	Transit	Own	141,610
St Pierre Des Corps, France	Manufacturing	Transit	Own	133,278
Avellino, Italy	Manufacturing/Office	Transit	Own	132,495
Burton on Trent, UK	Manufacturing/Office	Transit	Lease	253,453
Blovice, Czech Republic	Manufacturing	Transit	Lease	234,814
Witten, Germany	Manufacturing	Transit	Lease	209,422
Verviers, Belgium	Manufacturing/Office	Transit	Lease	137,024
Camisano, Italy	Manufacturing/Office	Transit	Lease	136,465
San Luis Potosi, Mexico	Manufacturing/Office	Transit	Lease	112,825
Birkenhead, UK	Overhaul/Manufacturing	Transit	Lease	109,146
Shanghai, China	Manufacturing	Transit	Lease	104,097

(1)	Approximately 250,000 square feet are currently used in connection with the Company’s corporate and manufacturing operations. The remainder is leased to third parties.

Item 3.	LEGAL PROCEEDINGS
During 2016, the Company paid a settlement in the amount of $0.2 million to the United States Environmental Protection Agency ("EPA") concerning the failure of its Longwood subsidiary, which was acquired in September 2013, to make certain filings with the EPA during the period between 2011 and 2014.
Additional information with respect to legal proceedings is included in Note 19 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report and incorporate by reference herein.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table provides information on our executive officers as of December 31, 2016. They are elected periodically by our Board of Directors and serve at its discretion.

Officers	Age	Position
Albert J. Neupaver	66	Executive Chairman
Raymond T. Betler	61	President and Chief Executive Officer
Stephane Rambaud-Measson	54	Executive Vice President, President and Chief Executive Officer-Transit Segment
Patrick D. Dugan	50	Executive Vice President Finance, and Chief Financial Officer
Guillaume Bouhours	40	Senior Vice President and Chief Financial Officer-Transit Segment
R. Mark Cox	48	Executive Vice President, Corporate Development
David L. DeNinno	61	Executive Vice President, General Counsel and Secretary
Scott E. Wahlstrom	53	Executive Vice President, Human Resources
John A. Mastalerz	50	Vice President of Finance, Corporate Controller and Principal Accounting Officer
Timothy R. Wesley	55	Vice President, Investor Relations and Corporate Communications

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

Stephane Rambaud-Measson was named Executive Vice President and President and CEO Transit Segment effective December 2016. Previously, Mr. Rambaud-Measson was Chairman of the Management Board and Chief Executive Officer of Faiveley Transport from April 2014 until November 30, 2016.  Prior to that position, he served as Executive Vice President of Faiveley Transport from March 2014 to April 2014. Prior to joining Faiveley Transport, Mr. Rambaud-Measson was Chief Executive Officer of Veolia Verkehr. Prior to that, Mr. Rambaud-Measson served in various management roles at Bombardier Transport including President of the Passengers Division beginning in 2008. Before that, in 2005, he was appointed President of Mainline & Metro after serving as Group Vice President Project Management and Administration, which he began in 2004.
Patrick D. Dugan was named Executive Vice President and Chief Financial Officer effective December 2016. Previously Mr. Dugan served as Senior Vice President and Chief Financial Officer since January 2014.  Previously, Mr. Dugan was Senior Vice President, Finance and Corporate Controller from January 2012 until November 2013.   He originally joined Wabtec in 2003 as Vice President, Corporate Controller. Prior to joining Wabtec, Mr. Dugan served as Vice President and Chief Financial Officer of CWI International, Inc. from December 1996 to November 2003. Prior to 1996, Mr. Dugan was a Manager with PricewaterhouseCoopers.
Guillaume Bouhours was named Senior Vice President and Chief Financial Officer - Transit Segment effective December 2016. Prior to that, Mr. Bouhours served as Chief Financial Officer for Faiveley Transport since September 2010 and as a member of the Faiveley Transport Management Board since April 2011.

R. Mark Cox was named Executive Vice President, Corporate Development effective December 2016. Previously, Mr. Cox served as Sr. Vice President Corporate Development from January 2012, and has been with Wabtec since September 2006 as Vice President, Corporate Development. Prior to joining Wabtec, Mr. Cox served as Director of Business Development for the Electrical Group of Eaton Corporation since 2002. Prior to joining Eaton, Mr. Cox was an investment banker with UBS Warburg, Prudential and Stephens.

David L. DeNinno was named Executive Vice President, General Counsel and Secretary of the Company effective December 2016. Previously, Mr. DeNinno served as Sr. Vice President, General Counsel and Secretary since February 2012. Previously, Mr. DeNinno served as a partner at K&L Gates LLP since May 2011 and prior to that with Reed Smith LLP.

Scott E. Wahlstrom was named Executive Vice President, Human Resources effective December 2016. Previously, Mr. Wahlstrom served as Senior Vice President, Human Resources since January 2012. Prior to that, Mr. Wahlstrom has been Vice President, Human Resources, since November 1999. Previously, Mr. Wahlstrom was Vice President, Human Resources & Administration of MotivePower Industries, Inc. from August 1996 until November 1999.
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
The Common Stock of the Company is listed on the New York Stock Exchange under the symbol “WAB”. As of February 17, 2017, there were 95,786,017 shares of Common Stock outstanding held by 491 holders of record. The high and low sales price of the shares and dividends declared per share were as follows:

2016	High	Low	Dividends
First Quarter	$80.61	$60.28	$0.080
Second Quarter	$88.46	$66.14	$0.080
Third Quarter	$82.00	$65.54	$0.100
Fourth Quarter	$89.18	$74.32	$0.100
2015	High	Low	Dividends
First Quarter	$97.16	$81.21	$0.060
Second Quarter	$105.10	$93.49	$0.060
Third Quarter	$103.07	$87.95	$0.080
Fourth Quarter	$94.61	$67.96	$0.080

The Company’s 2016 Refinancing Credit Agreement restricts the ability to make dividend payments, with certain exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 8 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
At the close of business on February 17, 2017, the Company’s Common Stock traded at $87.77 per share.
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, except to the extent that Wabtec specifically incorporates it by reference into such filing. The graph below compares the total stockholder return through December 31, 2016, of Wabtec’s common stock to (i) the S&P 500, (ii) our former peer group of manufacturing companies which consisted of the following publicly traded companies: The Greenbrier Companies, Trinity Industries, AMETEK, Regal Beloit, Harsco, Valmont, Lincoln Electric, Kennametal, Pall, Crane, Donaldson, WABCO, ITT, Briggs & Stratton, IDEX, Woodward, Titan Wheel, Actuant and Koppers; and (iii) our new peer group of manufacturing companies which consists of the following publicly traded companies: AGCO, AMETEK, Colfax, Dana, Dover, Flowserve, The Greenbrier Companies, Navistar, Oshkosh, Regal Beloit, Rockwell Automation, Rockwell Collins, Terex, Trinity Industries, Snap-On, WABCO and Xylem.  The peer group was revised to better match the operations and products of Wabtec.

On November 9, 2015, the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. Through December 31, 2015, 4,042,123 shares had been repurchased under this authorization totaling $316.7 million leaving $33.3 million remaining under the authorization. All purchases were made on the open market.
On February 9, 2016 the Board of Directors amended its stock repurchase authorization to $350 million of the Company's outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which $33.3 million remained. During the twelve months ended December 31, 2016, the Company repurchased 3,046,408 shares, leaving $137.8 million under the authorization. During the quarter ended December 31, 2016, the Company did not repurchase any shares.
The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conform to the requirements under the 2016 Refinancing Credit Agreement, as well as the senior notes currently outstanding.

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

	Year Ended December 31,
In thousands, except per share amounts	2016	2015	2014	2013	2012
Income Statement Data
Net sales	$2,931,188	$3,307,998	$3,044,454	$2,566,392	$2,391,122
Gross profit	924,239	1,047,816	935,982	764,027	694,567
Operating expenses	(465,878)	(440,249)	(408,873)	(326,717)	(302,288)
Income from operations	$458,361	$607,567	$527,109	$437,310	$392,279
Interest expense, net	$(42,561)	$(16,888)	$(17,574)	$(15,341)	$(14,251)
Other (expense) income, net	(2,963)	(5,311)	(1,680)	(882)	(670)
Net income attributable to Wabtec shareholders	$304,887	$398,628	$351,680	$292,235	$251,732
Diluted Earnings per Common Share
Net income attributable to Wabtec shareholders (1)	$3.34	$4.10	$3.62	$3.01	$2.60
Cash dividends declared per share (1)	$0.36	$0.28	$0.20	$0.13	$0.08
Fully diluted shares outstanding (1)	91,141	97,006	96,885	96,832	96,742
Balance Sheet Data
Total assets	$6,581,018	$3,229,513	$3,303,841	$2,821,997	$2,351,542
Cash	398,484	226,191	425,849	285,760	215,766
Total debt	1,892,776	692,238	521,195	450,709	317,896
Shareholder' equity	2,976,825	1,701,339	1,808,298	1,587,167	1,282,017

(1)
Information above for net income attributable to Wabtec shareholders, cash dividends declared per share and fully diluted shares outstanding for all periods presented reflects the two-for-one split of the Company’s common stock, which occurred on May 14, 2013.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 30 countries. In 2016, about 54% of the Company’s revenues came from customers outside the U.S.
Management Review and Future Outlook
Wabtec’s long-term financial goals are to generate cash flow from operations in excess of net income, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls and implementation of the Wabtec Excellence Program, and increase revenues through a focused growth strategy, including product innovation and new technologies, global and market expansion, aftermarket products and services, and acquisitions. In addition, Management evaluates the Company’s current operational performance through measures such as quality and on-time delivery.
The Company monitors a variety of factors and statistics to gauge market activity. Freight rail markets around the world are driven primarily by overall economic conditions and activity, while Transit markets are driven primarily by government funding and passenger ridership.  Changes in these market drivers can cause fluctuations in demand for Wabtec’s product and services.  In its 2016 study, UNIFE estimates the accessible global market for railway products and services is more than $100 billion, and it is expected to grow at about 3.2% annually through 2021, with the highest expected growth rates in Asia Pacific and Europe.
In North America, the AAR compiles statistics that gauge the level of activity in the freight rail industry, including carloadings, which is generally referred to as “rail traffic”.  Based on changes in rail traffic trends, railroads can increase or decrease purchases of new locomotives and freight cars.  In 2016, North American carloadings decreased 4.5%, including a 7.2% decrease in commodity carloadings and a 1.5% decrease in intermodal carloadings. Deliveries of new locomotives decreased 20%, and deliveries of new freight cars decreased 27%. In 2017, we expect locomotive and freight car deliveries to be lower than in 2016. UNIFE projects an annual growth rate of about 2.3% in North America, but the actual figure depends on the growth of the economy.
In North America, the American Public Transportation Association ("APTA") compiles ridership statistics and trends.  Based on preliminary figures for 2016, ridership decreased about 1.0% in the U.S. and was about flat in Canada.  Ridership provides fare box revenues to transit authorities, which use these funds, along with state and local money, primarily, for equipment maintenance.  In 2015, the U.S. Congress passed a new, five-year transportation funding bill, which includes annual spending increases.  A majority of the money that transit agencies spend to purchase new equipment or infrastructure comes from the federal government.
Wabtec continues to expand its presence in freight rail and passenger transit markets outside the U.S., particularly in Europe and Asia Pacific. To gauge activity in these markets, we monitor trends in rail traffic and the spending plans of our customers.  In Europe, the majority of the rail system serves the passenger transit market, which is significantly larger than the transit market in the U.S. Our presence in the U.K. and continental Europe, and especially the acquisition of a majority ownership of Faiveley Transport, has positioned the Company to take advantage of this market. UNIFE projects the Western European rail market to grow annually by about 3.6% during the next five years, with France and Germany expected to invest in new rolling stock.  UNIFE projects the market in Asia-Pacific, the world’s second largest according to the study, to grow annually by about 5.4%, primarily reflecting strong spending in China.  Other growth markets around the world, according to UNIFE, include Latin America, projected to grow at about 2.1%; Africa/Middle East, projected to grow at about 1.9%; and Russia-CIS, projected to grow at about 1.5%.  Actual growth rates will be affected by the general global economic conditions and specific economic conditions in each market. Through wholly owned subsidiaries and joint ventures, Wabtec has a presence in every key freight rail and passenger transit market around the world.
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
ACQUISITION OF FAIVELEY TRANSPORT S.A.
On July 27, 2015, the Company announced plans to acquire all of the issued and outstanding shares of Faiveley Transport S.A. ("Faiveley Transport") under the terms of a Share Purchase Agreement (the "Share Purchase Agreement") and a Tender Offer Agreement (the "Tender Offer Agreement"). On October 24, 2016, the Company entered into amendments to the Share Purchase Agreement and the Tender Offer Agreement. Faiveley Transport is a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries. Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of valued-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access & Mobility (passenger access systems and platform doors), and Brakes and Safety (braking systems and couplers).
The transaction has been structured in three steps:

•
Wabtec made an irrevocable offer to the owners of approximately 51% of Faiveley Transport's shares for a purchase price of €100 per share, payable between 25% and 45% in cash at the election of those shareholders with the remainder in common stock.

•
Upon completion of required labor group consultations, on October 6, 2015, the 51% shareholders entered into a definitive Share Purchase Agreement, which was amended on October 24, 2016, and Faiveley Transport entered into the Tender Offer Agreement with Wabtec which was also amended on October 24, 2016.

•
Upon completing the share purchase under the Share Purchase Agreement, Wabtec commenced a tender offer for the remaining publicly traded Faiveley Transport shares. The public shareholders will have the option to elect to receive €100 per share in cash or Wabtec common stock. The common stock portion of the consideration is subject to a cap on issuance of Faiveley common shares that will be equivalent to the rates of cash and stock elected by the 51% owners. Wabtec intends to delist Faiveley Transport from Euronext after the tender offer if minority interests represent less than 5%.

On November 30, 2016, the Company acquired majority ownership of Faiveley Transport, after completing the purchase of the Faiveley family’s ownership interest, which represented approximately 51% of outstanding share capital and approximately 49% of the outstanding voting shares of Faiveley Transport. Under the variable interest entity model the Company concluded that it is the primary beneficiary of Faiveley Transport as it possesses the power to direct the activities of Faiveley Transport that most significantly impact its economic performance and it possesses the obligation and right to absorb losses and benefits from Faiveley Transport; therefore, Faiveley Transport was consolidated by Wabtec under the variable interest model at acquisition. Based on the Company’s $84.77 stock price on November 30, 2016, the aggregate value of consideration paid for the Faiveley Transport family’s ownership interest was $978.1 million, including $534.7 million in stock or approximately 6.3 million shares, $211.8 million in cash, $409.9 million in debt assumed, less $178.3 million in cash acquired. The Company launched a tender offer for the remaining publicly traded Faiveley Transport shares in December 2016. Through the tender offer, the public shareholders of Faiveley Transport will have the option to elect to receive €100 per share of Faiveley Transport in cash or 1.1538 Wabtec common shares per share of Faiveley Transport. On February 3, 2017, the initial cash tender offer was closed which resulted in the Company acquiring an additional 27.5% of outstanding share capital of Faiveley Transport for approximately $411.8 million in cash and $25.2 million in Wabtec stock. The tender offer will be reopened with dates and duration to be determined by the French regulator. The total purchase price for 100% of the shares of Faiveley Transport is approximately $1.7 billion, including assumed debt and net of cash acquired. The approximate $1.0 billion cash portion of the transaction is being funded from cash on hand, the net proceeds from a recent $750 million senior notes offering and the company’s existing revolving credit facility and term note.

RESULTS OF OPERATIONS
The following table shows our Consolidated Statements of Operations for the years indicated.

	Year Ended December 31,
In thousands	2016	2015	2014
Net sales	$2,931,188	$3,307,998	$3,044,454
Cost of sales	(2,006,949)	(2,260,182)	(2,108,472)
Gross profit	924,239	1,047,816	935,982
Selling, general and administrative expenses	(371,805)	(347,373)	(324,539)
Engineering expenses	(71,375)	(71,213)	(61,886)
Amortization expense	(22,698)	(21,663)	(22,448)
Total operating expenses	(465,878)	(440,249)	(408,873)
Income from operations	458,361	607,567	527,109
Interest expense, net	(42,561)	(16,888)	(17,574)
Other (expense) income, net	(2,963)	(5,311)	(1,680)
Income from operations before income taxes	412,837	585,368	507,855
Income tax expense	(99,433)	(186,740)	(156,175)
Net income	313,404	398,628	351,680
Noncontrolling interest	(8,517)	—	—
Net income attributable to Wabtec shareholders	$304,887	$398,628	$351,680

2016 COMPARED TO 2015
The following table summarizes the results of operations for the period:

	For the year ended December 31,
			Percent
In thousands	2016	2015	Change
Freight Segment	$1,543,098	$2,054,715	(24.9)%
Transit Segment	1,388,090	1,253,283	10.8%
Net sales	2,931,188	3,307,998	(11.4)%
Income from operations	458,361	607,567	(24.6)%
Net income	$313,404	$398,628	(21.4)%

The following table shows the major components of the change in sales in 2016 from 2015:

	Freight	Transit
In thousands	Segment	Segment	Total
2015 Net Sales	$2,054,715	$1,253,283	$3,307,998
Acquisitions	55,097	134,095	189,192
Change in Sales by Product Line:
Specialty Products & Electronics	(438,285)	35,611	(402,674)
Brake Products	(50,665)	(4,442)	(55,107)
Other	(26,908)	57	(26,851)
Remanufacturing, Overhaul & Build	(33,700)	22,743	(10,957)
Other Transit Products	—	656	656
Foreign exchange	(17,156)	(53,913)	(71,069)
2016 Net Sales	$1,543,098	$1,388,090	$2,931,188

Net sales decreased by $376.8 million to $2,931.2 million in 2016 from $3,308.0 million in 2015. The decrease is primarily due to lower sales for Specialty Products and Electronics of $402.7 million and lower Brake Products sales of $55.1 million due to decreased demand for freight products attributable to lower freight car and locomotive builds, and train control and signaling products and services, and lower Other Products sales of $26.9 million from decreased demand for freight spare part kits. Acquisitions increased sales $189.2 million and unfavorable foreign exchange decreased sales $71.1 million.
Freight Segment sales decreased by $511.6 million, or 24.9%, primarily due to a $438.3 million decrease for Specialty Products and Electronics sales from lower demand for freight original equipment rail products and train control and signaling products attributable to lower freight car and locomotive builds, a decrease of $50.7 million for Brake Products sales from lower demand for original equipment brakes and aftermarket services, a decrease of $33.7 million for Remanufacturing, Overhaul and Build sales due to a large locomotive rebuild contract that completed in 2016, and a decrease of $26.9 million for Other Product sales from decreased demand for freight spare part kits. Acquisitions increased sales by $55.1 million and unfavorable foreign exchange decreased sales by $17.2 million.
Transit Segment sales increased by $134.8 million, or 10.8%, primarily due to a $35.6 million increase for Specialty Products and Electronics from higher demand for original equipment conduction systems and current collectors, and an increase of $22.7 million for Remanufacturing, Overhaul and Build sales from higher demand for aftermarket locomotive builds. Acquisitions increased sales by $134.1 million and unfavorable foreign exchange decreased sales by $53.9 million.
Cost of Sales and Gross Profit The following table shows the major components of cost of sales for the periods indicated:

	Twelve Months Ended December 31, 2016
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$590,876	38.3%	$587,516	42.3%	$1,178,392	40.2%
Labor	176,518	11.4%	170,481	12.3%	346,999	11.8%
Overhead	242,956	15.7%	213,821	15.4%	456,777	15.6%
Other/Warranty	5,575	0.4%	19,206	1.4%	24,781	0.8%
Total cost of sales	$1,015,925	65.8%	$991,024	71.4%	$2,006,949	68.4%

	Twelve Months Ended December 31, 2015
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$854,728	41.6%	$531,152	42.4%	$1,385,880	41.9%
Labor	219,495	10.7%	156,357	12.5%	375,852	11.4%
Overhead	282,132	13.7%	182,501	14.6%	464,633	14.0%
Other/Warranty	5,926	0.3%	27,891	2.2%	33,817	1.0%
Total cost of sales	$1,362,281	66.3%	$897,901	71.7%	$2,260,182	68.3%
Cost of sales decreased by $253.2 million to $2,006.9 million in 2016 compared to $2,260.2 million in the same period of 2015.  For the twelve months ended 2016, cost of sales as a percentage of sales was 68.4% compared to 68.3% in the same period of 2015.
Freight Segment cost of sales decreased 0.5% as a percentage of sales to 65.8% in 2016 compared to 66.3% for the same period of 2015. The decrease as a percentage of sales is primarily related to sales with lower material content, lower overall material costs due to ongoing sourcing efforts, and decreases in various commodity prices partially offset by an increase in overhead costs as a percentage of sales which is primarily due to certain fixed overhead costs.
Transit Segment cost of sales decreased 0.3% as a percentage of sales to 71.4% in 2016 compared to 71.7% for the same period in 2015. The decrease is primarily due to better margin performance from prior year acquisitions and ongoing sourcing savings. These benefits were partially offset by $13.8 million of costs related to adjustments on certain long-term contracts.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $28.9 million in 2016 compared to $35.4 million in 2015.

Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
		Percentage of		Percentage of
In thousands	2016	Sales	2015	Sales
Selling, general and administrative expenses	$371,805	12.7%	$347,373	10.5%
Engineering expenses	71,375	2.4%	71,213	2.2%
Amortization expense	22,698	0.8%	21,663	0.7%
Total operating expenses	$465,878	15.9%	$440,249	13.4%

Total operating expenses were 15.9% and 13.4% of sales for 2016 and 2015, respectively. Selling, general, and administrative expenses increased $24.4 million, or 7.0%, primarily due to $38.9 million of costs related to the Faiveley acquisition and $5.4 million in costs related to restructuring activity. These costs were partially offset by lower incentive and non-cash compensation expense and the effects of foreign exchange.  Engineering expense was consistent with the prior year.  Amortization expense increased $1.0 million due to amortization of intangibles associated with acquisitions.
The following table shows our segment operating expenses:

	For the year ended December 31,
			Percent
In thousands	2016	2015	Change
Freight Segment	$182,718	$208,773	(12.5)%
Transit Segment	225,620	205,415	9.8%
Corporate	57,540	26,061	120.8%
Total operating expenses	$465,878	$440,249	5.8%

Freight Segment operating expenses decreased $26.1 million, or 12.5%, in 2016 and increased 160 basis points to 11.8% of sales.  The decrease is primarily attributable to reduced sales volumes and realized benefits associated with the cost saving initiatives undertaken in 2016 partially offset by $8.8 million of incremental operating expenses from acquisitions.
Transit Segment operating expenses increased $20.2 million, or 9.8%, in 2016 and decreased 10 basis points to 16.3% of sales.  The increase is primarily related to $26.2 million of incremental operating expenses related to acquisitions and $7.1 million related to the Faiveley Transport transaction.  This increase is partially offset by lower operating expenses due to foreign exchange.
Corporate non-allocated operating expenses increased $31.5 million in 2016 primarily due to $31.8 million of costs related to the Faiveley acquisition partially offset by realized benefits from cost saving initiatives in 2016.
Interest expense, net Overall interest expense, net, increased $25.7 million in 2016 due to a higher overall debt balance in 2016 compared to 2015, primarily related to the Faiveley Transport acquisition and $14.9 million of debt refinancing costs. Refer to Note 8 of the "Notes to Condensed Consolidated Financial Statements" for additional information on debt.
Other expense, net Other expense, net, decreased $2.3 million to $3.0 million for 2016, compared to 2015 primarily due to foreign exchange adjustments.
Income taxes The effective income tax rate was 24.1% and 31.9% in 2016 and 2015, respectively. The decrease in the effective rate is primarily the result of an enacted tax rate change which reduces the corporate income tax rate in France and a higher earnings mix in lower tax rate jurisdictions, partially offset by 2016 transaction charges related to the acquisition of Faiveley Transport that are not deductible.

2015 COMPARED TO 2014
The following table summarizes the results of operations for the period:

	For the year ended December 31,
			Percent
In thousands	2015	2014	Change
Freight Segment	$2,054,715	$1,731,477	18.7%
Transit Segment	1,253,283	1,312,977	(4.5)%
Net sales	3,307,998	3,044,454	8.7%
Income from operations	607,567	527,109	15.3%
Net income attributable to Wabtec shareholders	$398,628	$351,680	13.3%

The following table shows the major components of the change in sales in 2015 from 2014:

	Freight	Transit
In thousands	Segment	Segment	Total
2014 Net Sales	$1,731,477	$1,312,977	$3,044,454
Acquisition	145,529	117,291	262,820
Change in Sales by Product Line:
Specialty Products & Electronics	145,680	10,776	156,456
Remanufacturing, Overhaul & Build	80,443	(53,883)	26,560
Brake Products	18,905	(23,094)	(4,189)
Other Transit Products	—	(10,408)	(10,408)
Other	(17,764)	1,894	(15,870)
Foreign exchange	(49,555)	(102,270)	(151,825)
2015 Net Sales	$2,054,715	$1,253,283	$3,307,998

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
Operating expenses The following table shows our operating expenses:

	For the year ended December 31,
		Percentage of		Percentage of
In thousands	2015	Sales	2014	Sales
Selling, general and administrative expenses	$347,373	10.7%	$324,539	10.7%
Engineering expenses	71,213	2.0%	61,886	2.0%
Amortization expense	21,663	0.7%	22,448	0.7%
Total operating expenses	$440,249	13.4%	$408,873	13.4%

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
The following table shows our segment operating expenses:

	For the year ended December 31,
			Percent
In thousands	2015	2014	Change
Freight Segment	$208,773	$188,929	10.5%
Transit Segment	205,415	196,776	28.5%
Corporate	26,061	23,168	49.9%
Total operating expenses	$440,249	$408,873	25.1%

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

Liquidity and Capital Resources
Liquidity is provided by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	For the year ended December 31,
In thousands	2016	2015	2014
Cash provided by (used for):
Operating activities	$449,307	$448,260	$472,385
Investing activities	(775,065)	(380,136)	(347,678)
Financing activities:
Proceeds from debt	1,875,000	787,400	563,400
Payments of debt	(1,102,748)	(612,680)	(493,819)
Stock repurchase	(212,176)	(387,787)	(26,757)
Cash dividends	(32,430)	(26,963)	(19,246)
Other	(3,452)	(8,884)	1,928

Operating activities. Cash provided by operations in 2016 was $449.3 million compared with $448.3 million in 2015. In comparison to 2015, cash provided by operations in 2016 increased slightly due to positive changes in other assets and liabilities and net working capital, mostly offset by lower operating results (net income plus net-add back for non-cash transactions in earnings). Other assets and liabilities changed favorably by $49.5 million primarily due to an increase in other accrued liabilities. The favorable changes in working capital primarily related to a $57.7 million favorable change in accounts payable principally due to the timing of payments, $25.2 million favorable change in inventory driven by successful efforts to control the amount of inventory on hand. These favorable changes in working capital were partially offset by an unfavorable change in accrued income taxes of $33.5 million driven by lower income taxes owed at the end of 2016 given the decrease in pretax income.

Cash provided by operations in 2015 was $448.3 million compared with $472.4 million in 2014. In comparison to 2014, cash provided by operations in 2015 decreased due to unfavorable working capital requirements partially offset by higher operating results. The unfavorable working capital requirements primarily related to an unfavorable change in accounts payable and accrued liabilities of $132.0 million and $86.9 million, respectively. These cash outflows were partially offset by a favorable change in accounts receivable of $38.9 million driven by collections due to achieving certain project related milestones and a favorable change in inventory of $84.2 million due to successful efforts to control the amount of inventory on hand.
Investing activities. In 2016, 2015 and 2014, cash used in investing activities was $775.1 million, $380.1 million and $347.7 million, respectively. The major components of the cash outflow in 2016 were planned additions to property, plant, and equipment of $50.2 million for continued investments in our facilities and manufacturing processes and $183.1 million in net cash paid for acquisitions.  This compares to $49.4 million for property, plant, and equipment and $129.6 million in net cash paid for acquisitions in 2015.  Additionally, $744.7 million of cash was deposited into escrow to finance the pending tender offer for the purchase the noncontrolling interest of Faiveley Transport, which was partially offset by $202.9 million of cash deposited into escrow to finance the purchase of a controlling interest in Faiveley Transport in 2015 which was released from escrow in 2016. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities. In 2016, cash provided by financing activities was $524.2 million, which included $1,125.0 million in proceeds from the revolving credit facility debt, $770.0 million of repayments of debt on the revolving credit facility, $332.7 million in repayments of other debt, which was primarily driven by repayments of debt acquired from the purchase of Faiveley Transport, $750.0 million of new borrowings on the 2026 Senior Notes, $32.4 million of dividend payments and $212.2 million of Wabtec stock repurchases. In 2015, cash used for financing activities was $248.9 million, which included $787.4 million in proceeds from the revolving credit facility debt, $612.7 million of repayments of debt on the revolving credit facility, $27.0 million of dividend payments and $387.8 million of Wabtec stock repurchases.

The following table shows outstanding indebtedness at December 31, 2016 and 2015.

	December 31,
In thousands	2016	2015
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $2,526 and $0	$747,474	$—
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,690 and $1,947	248,310	248,053
Revolving Credit Facility and Term Loan, net of unamortized debt issuance costs of $3,850 and $1,542	796,150	443,458
Schuldschein Loan	98,671	—
Other Borrowings	1,153	—
Capital Leases	1,018	727
Total	1,892,776	692,238
Less - current portion	129,809	433
Long-term portion	$1,762,967	$691,805

Cash balances at December 31, 2016 and 2015 were $398.5 million and $226.2 million, respectively.
3.45% Senior Notes Due November 2026
In October 2016, the Company issued $750.0 million of Senior Notes due in 2026 (the “2016 Notes”).  The 2016 Notes were issued at 99.965% of face value.  Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year.  The proceeds were used to finance the cash portion of the Faiveley Transport acquisition, refinance Faiveley Transport’s indebtedness, and for general corporate purposes.  The principal balance is due in full at maturity.  The Company incurred $2.6 million of deferred financing costs related to the issuance of the 2016 Notes.
The 2016 Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The indenture under which the 2016 Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens.
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
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2016 Refinancing Credit Agreement” provides the Company with a $1.2 billion, 5 year revolving credit facility and a $400.0 million delayed draw term loan (the “Term Loan”). The Company incurred approximately $3.3 million of deferred financing cost related to the 2016 Refinancing Credit Agreement. The facility expires on June 22, 2021. The 2016 Refinancing

Credit Agreement borrowings bear variable interest rates indexed as described below. At December 31, 2016, the Company had available bank borrowing capacity, net of $20.2 million of letters of credit, of approximately $783.7 million, subject to certain financial covenant restrictions.
The Term Loan was drawn on November 25, 2016. The Company incurred a 10 basis point commitment fee from June 22, 2016 until the initial draw on November 25, 2016.
Under the 2016 Refinancing Credit Agreement, the Company may elect a Base Rate of interest for U.S. Dollar denominated loans or, for certain currencies,  an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest, or other rates appropriate for such currencies  (in any case, “the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.50% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranges from 0 to 75 basis points. The Alternate Rate is based on the quoted rates specific to the applicable currency, plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to EBITDA ratios. The initial Base Rate margin is 0 basis points and the Alternate Rate margin is 175 basis points.
At December 31, 2016, the weighted average interest rate on the Company’s variable rate debt was 2.51%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date was November 7, 2016. The impact of the interest rate swap agreement converted a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value was fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement is November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for these agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with excellent credit ratings and history of performance.  The Company currently believes the risk of nonperformance is negligible.
The 2016 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2016 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to EBITDA ratio of 3.25. The Company is in compliance with the restrictions and covenants of the 2016 Refinancing Credit Agreement and does not expect that these measurements will limit the Company in executing our operating activities.
2013 Refinancing Credit Agreement
On December 19, 2013, the Company amended its then existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provided the Company with an $800.0 million, 5-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The 2013 Refinancing Credit Agreement was replaced by the 2016 Refinancing Credit Agreement.
Under the 2013 Refinancing Credit Agreement, the Company could have elected a Base Rate of interest for U.S. Dollar denominated loans or, for certain currencies,  an interest rate based on the LIBOR of interest, or other rates appropriate for such currencies  (in any case, “the Alternate Rate”). The Base Rate adjusted on a daily basis and was the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranged from 0 to 75 basis points. The Alternate Rate was based on the quoted rates specific to the applicable currency, plus a margin that ranged from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins were dependent on the Company’s consolidated total indebtedness to EBITDA ratios.

Schuldschein Loan, Due 2016

In conjunction with the acquisition of Faiveley Transport, Wabtec acquired $137.2 million of a Schuldshein private placement loan which was originally issued by Faiveley Transport on March 5, 2014 in Germany, in which approximately 20 international investors participated. This loan is denominated in euros. Subsequent to the acquisition of Faiveley Transport, the Company repaid $38.5 million of the outstanding Schuldshein loan. The remaining balance of $98.7 million as of December 31, 2016 is divided into three tranches with original maturities of 5, 7 and 10 years bearing fixed or variable rates. A summary of the tranches as of December 31, 2016 are as follows:

Maturity	Rate	Amounts
March 2019	Euribor 6 months + 1.30%	$15,831
March 2019	2.32%	2,630
December 2020	3.04%	21,110
March 2021	Euribor 6 months + 1.65%	23,220
March 2021	3.07%	14,770
March 2024	4.00%	21,110
Total		$98,671

The Schuldschein loan is senior unsecured and ranks pari passu with all and future senior debt and senior to all existing and future subordinated indebtedness of Faiveley Transport. The Schuldschein loan agreement contains covenants and undertakings which limit among other things, the following: factoring of receivables, the incurrence of indebtedness, sale of assets, change of control, mergers and consolidations and the incurrence of liens. At December 31, 2016, Faiveley Transport is in compliance with the undertakings and covenants contained in the loan agreement.

In January 2017, the Company notified investors of its intention to repay the variable tranches of the private placement in full totaling $39.1 million on March 6, 2017 and its desire to repay the fixed tranches of the private placement in full. As of February 28, 2017, the Company has repaid $18.7 million of the private placement fixed tranches outstanding at December 31, 2016.

Contractual Obligations and Off-Balance Sheet Arrangements
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and have certain contingent commitments such as debt guarantees. The Company has grouped these contractual obligations and off-balance sheet arrangements into operating activities, financing activities, and investing activities in the same manner as they are classified in the Statement of Consolidated Cash Flows to provide a better understanding of the nature of the obligations and arrangements and to provide a basis for comparison to historical information. The table below provides a summary of contractual obligations and off-balance sheet arrangements as of December 31, 2016:

		Less than	1 - 3	3 - 5	More than
In thousands	Total	1 year	years	years	5 years
Operating activities:
Purchase obligations (1)	$70,028	$3,230	$49,931	$4,016	$12,851
Operating leases (2)	138,581	26,372	41,457	29,691	41,061
Pension benefit payments (3)	158,655	14,920	29,222	31,248	83,265
Postretirement benefit payments (4)	11,537	1,269	2,463	2,384	5,421
Financing activities:
Interest payments (5)	374,688	47,231	91,369	91,262	144,826
Long-term debt (6)	1,892,776	129,809	274	766,206	996,487
Dividends to shareholders (7)	38,170	38,170	—	—	—
Investing activities:
Capital projects (8)	110,655	110,655	—	—	—
Other:
Standby letters of credit (9)	53,915	42,996	7,179	390	3,350
Total	$2,849,005	$414,652	$221,895	$925,197	$1,287,261

(1)
Purchase obligations represent non-cancelable contractual obligations at December 31, 2016.  In addition, the Company had $243.2 million of open purchase orders for which the related goods or services had not been received.  Although open purchase orders are considered enforceable and legally binding, their terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(2)	Future minimum payments for operating leases are disclosed by year in Note 14 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(3)
Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Pension benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets and rate of compensation increases. The Company expects to contribute about $7.1 million to pension plan investments in 2016. See further disclosure in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(4)
Annual payments to participants are expected to continue into the foreseeable future at the amounts or ranges noted. Postretirement payments are based on actuarial estimates using current assumptions for discount rates and health care costs. See further disclosure in Note 9 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(5)
Interest payments are payable May and November of each year at 3.45% of $750 million Senior Notes due in 2026. Interest payments are payable February and August of each year at 4.375% of $250 million Senior Notes due in 2023. Interest payments for the Revolving Credit Facility and Capital Leases are based on contractual terms and the Company’s current interest rates.

(6)	Scheduled principal repayments of outstanding loan balances are disclosed in Note 8 of the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.

(7)	Shareholder dividends are subject to approval by the Company’s Board of Directors, currently at an annual rate of approximately $38.2 million.

(8)	The annual capital expenditure budget is subject to approval by the Board of Directors. The 2016 budget amount was approved at the January 2017 Board of Directors meeting.

(9)
The $53.9 million of standby letters of credit is comprised of $53.1 million in outstanding letters of credit for performance and bid bond purposes and $0.8 million in interest, which expire in various dates through 2050. Amounts include interest payments based on contractual terms and the Company’s current interest rate.

The above table does not reflect uncertain tax positions of $8.4 million, the timing of which are uncertain except for $3.3 million that may become payable during 2017. Refer to Note 10 of the “Notes to Consolidated Financial Statements” for additional information on uncertain tax positions.
Obligations for operating activities. The Company has entered into $70.0 million of material long-term non-cancelable materials and supply purchase obligations. Operating leases represent multi-year obligations for rental of facilities and equipment. Estimated pension funding and post-retirement benefit payments are based on actuarial estimates using current assumptions for discount rates, expected return on long-term assets, rate of compensation increases and health care cost trend rates. Benefits paid for pension obligations were $13.3 million and $11.7 million in 2016 and 2015, respectively. Benefits paid for post-retirement plans were $0.9 million and $1.6 million in 2016 and in 2015, respectively.
Obligations for financing activities. Cash requirements for financing activities consist primarily of long-term debt repayments, interest payments and dividend payments to shareholders. The Company has historically paid quarterly dividends to shareholders, subject to quarterly approval by our Board of Directors, currently at a rate of approximately $38.2 million annually.
The Company arranges for performance bonds to be issued by third party insurance companies to support certain long term customer contracts. At December 31, 2016 initial value of performance bonds issued on the Company’s behalf is about $210.3 million.
Obligations for investing activities. Including the recent acquisition of Faiveley Transport, the Company expects to spend approximately $100 million to $120 million a year for capital expenditures, primarily related to facility expansion efficiency and modernization, health and safety, and environmental control.
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

•
the outcome of our existing or any future legal proceedings, including litigation involving our principal customers and any litigation with respect to environmental matters, asbestos-related matters, pension liabilities, warranties, product liabilities or intellectual property claims;

•	completion and integration of acquisitions, including the acquisition of Faiveley Transport; or

•	the development and use of new technology;
Competitive factors

•	the actions of competitors;
Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations, including those related to Positive Train Control; or

•	federal and state income tax legislation; and
Transaction or commercial factors

•	the outcome of negotiations with partners, governments, suppliers, customers or others.
Statements in this 10-K apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.
Critical Accounting Estimates
The preparation of the financial statements in accordance with generally accepted accounting principles requires Management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for allowance for doubtful accounts, inventories, the testing of goodwill and other intangibles for impairment, warranty reserves, pensions and other postretirement benefits, stock based compensation and tax matters. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, Management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company. A discussion of the judgments and uncertainties associated with accounting for derivatives and environmental matters can be found in Notes 2 and 17, respectively, in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report.
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
Effect if Actual Results Differ From Assumptions Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. However, actual amounts realized may differ from those used to evaluate the impairment of goodwill. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations. For example, based on the quantitative analysis performed as of October 1, 2016, a decline in the terminal growth rate greater than 50 basis points would decrease fair market value by $477 million, or an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $1,191 million. Even with such changes the fair value of the reporting units would be greater than their net book values, necessitating no Step 2 calculations. See Note 2 in the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for additional discussion regarding impairment testing.
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
Effect if Actual Results Differ From Assumptions If assumptions used in determining the pension and other postretirement benefits change significantly, these costs can fluctuate materially from period to period. The key assumptions in determining the pension and other postretirement expense and obligation include the discount rate, expected return on assets and health care cost trend rate. For example, a 1% decrease or increase in the discount rate used in determining the pension and postretirement expense would increase expense $1.8 million or decrease expense $1.4 million, respectively. A 1% decrease or increase in the discount rate used in determining the pension and postretirement obligation would increase the obligation $63.4 million or decrease the obligation $49.8 million, respectively. A 1% decrease or increase in the expected return on assets used in determining the pension expense would increase or decrease expense $2.7 million. If the actual asset values at December 31, 2016 had been 1% lower, the amortization of losses in the following year would decrease $0.2 million. A 1% decrease or increase in the health care cost trend rate used in determining the postretirement expense would increase or decrease the expense less than $0.1 million. A 1% decrease or increase in the health care cost trend rate used in determining the postretirement obligation would increase or decrease the obligation $0.3 million.
Stock-based Compensation:
Description The Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. The program is structured as a rolling three-year plan; each year starts a new three-year performance cycle with the most recently completed cycle being 2014-2016. No incentive stock units will vest for performance below the three-year cumulative threshold.  The Company utilizes an economic profit measure for this performance goal.  Economic profit is a measure of the extent to which the Company produces financial results in excess of its cost of capital.  Based on the Company’s achievement of the threshold and three-year cumulative performance, the stock units vested can range from 0% to 200% of the shares granted.
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
Effect if Actual Results Differ From Assumptions Should market conditions and customer demands dictate changes to our standard shipping terms, the Company may be impacted by longer than typical revenue recognition cycles. The development of expected contract costs and contract profit margin percentages involves procedures and personnel in all areas that provide financial or production information on the status of contracts. Due to the significance of judgment in the estimation process, it is likely that materially different revenue amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined profit margin for all contracts recognized on the percentage of completion method during 2016 had been estimated to be higher or lower by 1%, it would have increased or decreased revenue and gross profit for the year by approximately $12.1 million. A few of our contracts are expected to be completed in a loss position. Provisions are made currently for estimated losses on uncompleted contracts. A charge to expense for unrecognized portions of pre-production costs could be realized if the Company’s estimate of the number of units to be delivered changes or the underlying contract is cancelled.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 36% and 42% of total long-term debt at December 31, 2016 and 2015, respectively. On an annual basis a 1% change in the interest rate for variable rate debt at December 31, 2016 would increase or decrease interest expense by about $6.8 million.
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
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the year ended December 31, 2016, approximately 46%

of Wabtec’s net sales were in the United States, 11% in the United Kingdom, 7% in Canada, 6% in Mexico, 4% in China, 3% in Australia, 3% in Germany, 2% in Brazil, and 18% in other international locations. (See Note 20 of “Notes in Consolidated Financial Statements” included in Part IV, Item 15 of this report). To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this report for more information regarding foreign currency exchange risk.
Our market risk exposure is not substantially different from our exposure at December 31, 2015.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements and supplementary data are set forth in Item 15 of Part IV hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with our independent registered public accountants.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2016. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal finance officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting. Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are included in Part IV, Item 15 of this report.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting appears on page 48 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Ernst & Young LLP's attestation report on internal control over financial reporting appears on page 51 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III
Items 10 through 14.
In accordance with the provisions of General Instruction G(3) to Form 10-K, the information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) is incorporated herein by reference from the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 10, 2017, except for the Equity Compensation Plan Information required by Item 12, which is set forth in the table below. The definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016. Information relating to the executive officers of the Company is set forth in Part I.
Wabtec has adopted a Code of Ethics for Senior Officers which is applicable to our executive officers. As described in Item 1 of this report the Code of Ethics for Senior Officers is posted on our website at www.wabtec.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.
This table provides aggregate information as of December 31, 2016 concerning equity awards under Wabtec’s compensation plans and arrangements.

	(a) Number of securities to be issued upon exercise of outstanding options,	(b) Weighted-average exercise price of outstanding options warrants	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by shareholders	1,098,823	$35.39	2,469,849
Equity compensation plans not approved by shareholders	—	—	—
Total	1,098,823	$35.39	2,469,849

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

		Page
(1)	Financial Statements and Reports on Internal Control
	Management’s Reports to Westinghouse Air Brake Technologies Corporation Shareholders	49
	Report of Independent Registered Public Accounting Firm	50
	Report of Independent Registered Public Accounting Firm	51
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	52
	Consolidated Balance Sheets as of December 31, 2016 and 2015	53
	Consolidated Statements of Income for the three years ended December 31, 2016, 2015 and 2014	54
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016, 2015 and 2014	55
	Consolidated Statements of Cash Flows for the three years ended December 31, 2016, 2015 and 2014	56
	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2016, 2015 and 2014	57
	Notes to Consolidated Financial Statements	58
(2)	Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	94
		Filing Method
	Exhibits
2.1	Offer relating to Faiveley Transport, S.A. among Financiere Faiveley S.A., Famille Faiveley Participations, Francois Faiveley, Erwan Faiveley, FW Acquisition, LLC, and Wabtec Corporation dated as of July 27, 2015	15
2.2	Exclusivity Agreement among Financiere Faiveley S.A., Famille Faiveley Participations Francois Faiveley, Erwan Faiveley, FW Acquisition, LLC, and Wabtec Corporation dated as of July 27, 2015	15
2.3	Share Purchase Agreement among Financiere Faiveley S.A., Famille Faiveley Participations Francois Faiveley, Erwan Faiveley, FW Acquisition, LLC and Wabtec Corporation dated as of October 6, 2015	16
2.4	Tender Offer Agreement among Faiveley Transport S.A., FW Acquisition, LLC, and Wabtec Corporation dated as of October 6, 2015	16
2.5	Shareholder's Agreement among Financiere Faiveley S.A., FW Acquisition, LLC, and Wabtec Corporation dated as of October 6, 2015	16
2.6	Amendment No. 1 to Share Purchase Agreement among Mr. Erwan Faiveley, Wabtec France, and Wabtec Corporation dated as of October 24, 2016	17
2.7	Amendment No. 1 to Tender Offer Agreement among Faiveley Transport, S.A., Wabtec France, and Wabtec Corporation dated as of October 24, 2016	17
2.8	Amendment No. 1 to Shareholder’s Agreement among Financiere Faiveley S.A., Famille Faiveley Participations, Francois Faiveley, Erwan Faiveley, and Wabtec Corporation dated as of dated as of October 24, 2016	17
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	9
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013	11
3.3	Amended and By-Laws of the Company, effective May 14, 2014	8

4.1	Indenture, dated August 8, 2013 by and between the Company and Wells Fargo, National Association, as Trustee	12
4.2	First Supplemental Indenture, dated August 8, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee	12
4.3	Form of 4.375% Senior Note due 2023 (included in Exhibit 4.2)	12
4.4	Second Supplemental Indenture, dated November 3, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	19
4.5	Third Supplemental Indenture, dated November 3, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee.	19
4.6	Form of 3.450% Senior Note due 2026 (included in Exhibit 4.5).	19
4.7	Registration Rights Agreement, by and among Westinghouse Air Brake Technologies Corporation, the guarantors listed therein and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as representatives of the several initial purchasers named in the Purchase Agreement (as defined therein).	19
4.8	Purchase Agreement, dated October 31, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as representatives of the several initial purchasers named therein.	18
4.9	Fourth Supplemental Indenture, dated February 9, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee.	1
10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2
10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2
10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2
10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	4
10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended *	4
10.6	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	3
10.7	Form of Restricted Stock Agreement *	10
10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan *	5
10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	6
10.10	First Amended and Restated Refinancing Credit Agreement, dated as of December 19, 2013, by and among the Company, Wabtec Cooperatief UA, certain subsidiaries as the guarantors, the lenders party thereto and, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., as Joint Lead Arranges and Joint Book Runners, JP Morgan Chase Bank, N.A. as Syndication Agent, Bank of America, N.A., and Citizens Bank of Pennsylvania, Branch Banking and Trust Company and The Bank of Toyko-Mitsubish UFJ, Ltd., as Co-Documentation Agents	13
10.11
Second Amended and Restated Refinancing Credit Agreement, dated as of June 22, 2016, by and among the Company, Wabtec Cooperatief UA, as borrowers, certain subsidiaries of the Company as guarantors and the lenders party thereto and PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, Merrill Lynch, Pierce, Fenner & Smith Inc., JPMorgan Chase Bank, N.A., HSBC Bank, USA, National Association and Société Générale, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, and HSBC Bank USA, National Association and Société Générale, as Co-Documentation Agents.
		14
10.12	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Raymond T. Betler, Charles F. Kovac, R. Mark Cox, David L. DeNinno, Patrick D. Dugan, Scott E. Wahlstrom, Michael E. Fetsko and Timothy R. Wesley*	7
10.13	Amended and Restated Employment Agreement with Stephane Rambaud-Measson dated October 24, 2016*	1

10.14	Amended and Restated Employment Agreement with Guillaume Bouhours dated October 24, 2016*	1
10.15	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009 *	10
10.16	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	10
10.17	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended *	10
10.18	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended *	10
21.0	List of subsidiaries of the Company	1
23.1	Consent of Ernst & Young LLP	1
23.2	Consent of PricewaterhouseCoopers Audit	1
31.1	Rule 13a-14(a)/15d-14(a) Certifications	1
31.2	Rule 13a-14(a)/15d-14(a) Certifications	1
32.1	Section 1350 Certifications	1
101.INS	XBRL Instance Document.	1
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	1
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).

3	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.

4	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on April 13, 2006.

5	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on March 31, 2011.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-13782) for the period ended September 30, 2008.

7	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782) dated July 2, 2009.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated May 19, 2014.

9	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 25, 2011.

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 22, 2013.

11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated May 15, 2013.

12	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated August 8, 2013.

13	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 21, 2014.

14	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated June 24, 2016.

15	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated July 30, 2015.

16	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated October 6, 2015.

17	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated October 26, 2016.

18	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated November 1, 2016.

19	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated November 3, 2016.

*	Management contract or compensatory plan.

Item 16.	FORM 10-K SUMMARY
Not applicable.

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
Management has excluded Workhorse Rail LLC ("Workhorse"), Faiveley Transport, S.A. ("Faiveley"), Precision Turbo & Engine ("Precision Turbo"), Unitrac Railroad Materials ("Unitrac"), and Gerken Group SA ("Gerken") from its assessment of internal controls over financial reporting as of December 31, 2016 because the Company acquired Workhorse effective December 14, 2016, Faiveley effective November 30, 2016, Precision Turbo effective November 17, 2016, Gerken effective August 1, 2016, and Unitrac effective May 5, 2016. Workhorse, Faiveley, Precision Turbo, Gerken, and Unitrac are subsidiaries whose total assets represents 0.8%, 55.7%, 0.2%, 1.2%, and 0.2%, respectively, and whose customer revenues represents 0.1%, 3.8%, 0.1%, 0.5%, and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.
Based on its assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:
We have audited the accompanying consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the pre-acquisition historical basis consolidated financial statements of Faiveley Transport S.A., a consolidated subsidiary, which statements reflect total assets constituting 25.9% in 2016 and total revenues constituting 3.8% in 2016 of the related consolidated totals of the Company. Those statements were audited by other auditors whose report has been furnished to us. Our opinion, insofar as it relates to the pre-acquisition historical amounts included for Faiveley Transport S.A., is based solely on the report of the other auditors. We audited the adjustments necessary to convert the pre-acquisition historical amounts included for Faiveley Transport S.A. to the basis reflected in the Company’s consolidated financial statements.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westinghouse Air Brake Technologies Corporation as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of Faiveley Transport

In our opinion, the consolidated balance sheets and the related consolidated statement of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Faiveley Transport and its subsidiaries as of December 31, 2016 and November 30, 2016, and the results of their operations and their cash flows for the period from November 30, 2016 to December 31, 2016 (not presented separately herein), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. As discussed in Note 3, the company has not applied push down accounting for its acquisition by Wabtec.

PricewaterhouseCoopers Audit

/s/ Philippe Vincent
Partner

Neuilly-sur-Seine, France
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Westinghouse Air Brake Technologies Corporation:
We have audited Westinghouse Air Brake Technologies Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Westinghouse Air Brake Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Workhorse Rail LLC ("Workhorse"), Faiveley Transport S.A. ("Faiveley"), Precision Turbo & Engine ("Precision Turbo"), Unitrac Railroad Materials ("Unitrac"), and Gerken Group SA ("Gerken") which are included in the 2016 consolidated financial statements of Westinghouse Air Brake Technologies Corporation and constituted 0.8%, 55.7%, 0.2%, 1.2%, and 0.2%, respectively, of total assets as of December 31, 2016, and 0.1%, 3.8%, 0.1%, 0.5%, and 0.5% respectively, of net sales for the year then ended.  Our audit of internal control over financial reporting of Westinghouse Air Brake Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Workhorse, Faiveley, Precision Turbo, Unitrac, and Gerken.
In our opinion, Westinghouse Air Brake Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westinghouse Air Brake Technologies Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania
February 28, 2017

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except shares and par value	2016	2015
Assets
Current Assets
Cash and cash equivalents	$398,484	$226,191
Accounts receivable	667,596	494,975
Unbilled accounts receivable	274,912	103,814
Inventories	658,510	478,574
Deposits in escrow	744,748	202,942
Other assets	123,381	33,524
Total current assets	2,867,631	1,540,020
Property, plant and equipment	912,230	717,295
Accumulated depreciation	(393,854)	(364,102)
Property, plant and equipment, net	518,376	353,193
Other Assets
Goodwill	2,078,765	858,532
Other intangibles, net	1,053,860	440,534
Other noncurrent assets	62,386	37,234
Total other assets	3,195,011	1,336,300
Total Assets	$6,581,018	$3,229,513
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$530,211	$319,525
Customer deposits	256,591	106,127
Accrued compensation	145,324	69,892
Accrued warranty	123,190	72,678
Current portion of long-term debt	129,809	433
Commitment and contingencies	344	494
Other accrued liabilities	261,170	95,627
Total current liabilities	1,446,639	664,776
Long-term debt	1,762,967	691,805
Accrued postretirement and pension benefits	110,597	55,765
Deferred income taxes	245,680	72,519
Commitment and contingencies	956	943
Accrued warranty	15,802	19,386
Other long-term liabilities	21,552	22,980
Total liabilities	3,604,193	1,528,174
Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 95,425,432 and 91,836,106 outstanding
at December 31, 2016 and December 31, 2015, respectively	1,323	1,323
Additional paid-in capital	869,951	469,326
Treasury stock, at cost, 36,924,102 and 40,513,428 shares, at
December 31, 2016 and December 31, 2015, respectively	(838,950)	(775,124)
Retained earnings	2,553,258	2,280,801
Accumulated other comprehensive loss	(379,605)	(276,719)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	2,205,977	1,699,607
Non-controlling interest	770,848	1,732
Total equity	2,976,825	1,701,339
Total Liabilities and Equity	$6,581,018	$3,229,513

The accompanying notes are an integral part of these statements.

 WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
In thousands, except per share data
Net sales	$2,931,188	$3,307,998	$3,044,454
Cost of sales	(2,006,949)	(2,260,182)	(2,108,472)
Gross profit	924,239	1,047,816	935,982
Selling, general and administrative expenses	(371,805)	(347,373)	(324,539)
Engineering expenses	(71,375)	(71,213)	(61,886)
Amortization expense	(22,698)	(21,663)	(22,448)
Total operating expenses	(465,878)	(440,249)	(408,873)
Income from operations	458,361	607,567	527,109
Other income and expenses
Interest expense, net	(42,561)	(16,888)	(17,574)
Other (expense) income, net	(2,963)	(5,311)	(1,680)
Income from operations before income taxes	412,837	585,368	507,855
Income tax expense	(99,433)	(186,740)	(156,175)
Net income	313,404	398,628	351,680
Less: Net income attributable to noncontrolling interest	(8,517)	—	—
Net income attributable to Wabtec shareholders	$304,887	$398,628	$351,680
Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$3.37	$4.14	$3.66
Diluted
Net income attributable to Wabtec shareholders	$3.34	$4.10	$3.62
Weighted average shares outstanding
Basic	90,359	96,074	95,781
Diluted	91,141	97,006	96,885

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
In thousands, except per share data
Net income attributable to Wabtec shareholders	$304,887	$398,628	$351,680
Foreign currency translation loss	(93,684)	(132,899)	(111,776)
Unrealized gain (loss) on derivative contracts	305	(1,202)	(338)
Unrealized (loss) gain on pension benefit plans and post-retirement benefit plans	(12,021)	26,689	(18,508)
Other comprehensive loss before tax	(105,400)	(107,412)	(130,622)
Income tax benefit (expense) related to components of
other comprehensive loss	2,514	(9,821)	5,992
Other comprehensive loss, net of tax	(102,886)	(117,233)	(124,630)
Comprehensive income attributable to Wabtec shareholders	$202,001	$281,395	$227,050

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2016	2015	2014
In thousands, except per share data
Operating Activities
Net income	$313,404	$398,628	$351,680
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	69,795	64,734	61,261
Stock-based compensation expense	20,813	26,019	26,134
Deferred income taxes	(10,228)	4,981	(7,054)
Loss on disposal of property, plant and equipment	232	587	812
Excess income tax benefits from exercise of stock options	(1,223)	(2,584)	(3,020)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	19,728	21,500	(17,413)
Inventories	45,340	20,147	(64,089)
Accounts payable	(18,932)	(76,650)	55,378
Accrued income taxes	(11,759)	21,740	23,763
Accrued liabilities and customer deposits	(11,338)	(14,837)	68,729
Other assets and liabilities	33,475	(16,005)	(23,796)
Net cash provided by operating activities	449,307	448,260	472,385
Investing Activities
Purchase of property, plant and equipment	(50,216)	(49,428)	(47,662)
Proceeds from disposal of property, plant and equipment	363	1,784	421
Acquisitions of business, net of cash acquired	(183,113)	(129,550)	(300,437)
Deposit in escrow	(542,099)	(202,942)	—
Net cash used for investing activities	(775,065)	(380,136)	(347,678)
Financing Activities
Proceeds from debt	1,875,000	787,400	563,400
Payments of debt	(1,102,748)	(612,680)	(493,819)
Stock re-purchase	(212,176)	(387,787)	(26,757)
Proceeds from exercise of stock options and other benefit plans	1,983	3,097	3,337
Excess income tax benefits from exercise of stock options	1,223	2,584	3,020
Payment of income tax withholding on share-based compensation	(6,658)	(14,565)	—
Earn-out settlement	—	—	(4,429)
Cash dividends ($0.36, $0.28 and $0.20 per share for the years
ended December 31, 2016, 2015 and 2014)	(32,430)	(26,963)	(19,246)
Net cash provided by (used for) financing activities	524,194	(248,914)	25,506
Effect of changes in currency exchange rates	(26,143)	(18,868)	(10,124)
Increase (decrease) in cash	172,293	(199,658)	140,089
Cash, beginning of year	226,191	425,849	285,760
Cash, end of year	$398,484	$226,191	$425,849

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Common Stock	Additional Paid-in	Treasury Stock	Treasury Stock	Retained	Accumulated Other Comprehensive	Non-controlling
In thousands, except share and per share data	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interest	Total
Balance, December 31, 2013	132,349,534	$1,323	$415,059	(36,439,586)	$(372,969)	$1,576,702	$(34,856)	$1,732	$1,586,991
Cash dividends ($0.20 dividend per share)	—	—	—	—	—	(19,246)	—	—	(19,246)
Proceeds from treasury stock issued from the exercise of stock
options and other benefit plans, net of tax	—	—	9,997	711,247	7,464	—	—	—	17,461
Stock based compensation	—	—	23,475	—	—	—	—	—	23,475
Net income	—	—	—	—	—	351,680	—	—	351,680
Translation adjustment	—	—	—	—	—	—	(111,776)	—	(111,776)
Unrealized loss on foreign exchange contracts, net of $31 tax	—	—	—	—	—	—	(23)	—	(23)
Unrealized loss on interest rate swap contracts, net of $136 tax	—	—	—	—	—	—	(210)	—	(210)
Change in pension and post-retirement benefit plans, net of $5,887 tax	—	—	—	—	—	—	(12,621)	—	(12,621)
Stock re-purchase	—	—	—	(346,800)	(26,757)	—	—	—	(26,757)
Balance, December 31, 2014	132,349,534	1,323	448,531	(36,075,139)	(392,262)	1,909,136	(159,486)	1,732	1,808,974
Cash dividends ($0.28 dividend per share)	—	—	—	—	—	(26,963)	—	—	(26,963)
Proceeds from treasury stock issued from the exercise of stock
options and other benefit plans, net of tax	—	—	(2,918)	450,738	4,925	—	—	—	2,007
Stock based compensation	—	—	23,713	—	—	—	—	—	23,713
Net income	—	—	—	—	—	398,628	—	—	398,628
Translation adjustment	—	—	—	—	—	—	(132,899)	—	(132,899)
Unrealized loss on foreign exchange contracts, net of $14 tax	—	—	—	—	—	—	(66)	—	(66)
Unrealized loss on interest rate swap contracts, net of $444 tax	—	—	—	—	—	—	(678)	—	(678)
Change in pension and post-retirement benefit plans, net of $10,279 tax	—	—	—	—	—	—	16,410	—	16,410
Stock re-purchase	—	—	—	(4,889,027)	(387,787)	—	—	—	(387,787)
Balance, December 31, 2015	132,349,534	1,323	469,326	(40,513,428)	(775,124)	2,280,801	(276,719)	1,732	1,701,339
Cash dividends ($0.36 dividend per share)	—	—	—	—	—	(32,430)	—	—	(32,430)
Proceeds from treasury stock issued from the exercise of stock
options and other benefit plans, net of tax	—	—	(8,490)	328,245	5,038	—	—	—	(3,452)
Stock based compensation	—	—	17,748	—	—	—	—	—	17,748
Non-controlling interests associated with Faiveley Transport Acquisition	—	—	—	—	—	—	—	760,599	760,599
Net income	—	—	—	—	—	304,887	—	8,517	313,404
Translation adjustment	—	—	—	—	—	—	(93,684)	—	(93,684)
Unrealized loss on foreign exchange contracts, net of $45 tax	—	—	—	—	—	—	(324)	—	(324)
Unrealized gain on interest rate swap contracts, net of $230 tax	—	—	—	—	—	—	354	—	354
Change in pension and post-retirement benefit plans, net of $2,790 tax	—	—	—	—	—	—	(9,232)	—	(9,232)
Stock issued for Faiveley Transport Acquisition	—	—	391,367	6,307,489	143,312	—	—	—	534,679
Stock re-purchase	—	—	—	(3,046,408)	(212,176)	—	—	—	(212,176)
Balance, December 31, 2016	132,349,534	$1,323	$869,951	(36,924,102)	$(838,950)	$2,553,258	$(379,605)	$770,848	$2,976,825

The accompanying notes are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 30 countries. In 2016, about 54% of the Company’s revenues came from customers outside the U.S.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation The consolidated financial statements include the accounts of the Company and all subsidiaries that it controls. For consolidated subsidiaries in which the Company's ownership is less than 100%, the outside shareholders' interests are shown as noncontrolling interests. These statements have been prepared in accordance with U.S. generally accepted accounting principles. Sales between subsidiaries are billed at prices consistent with sales to third parties and are eliminated in consolidation.
Cash Equivalents Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.
Allowance for Doubtful Accounts The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The allowance for doubtful accounts was $7.3 million and $5.6 million as of December 31, 2016 and 2015, respectively.
Inventories Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. Inventory costs include material, labor and overhead.
Property, Plant and Equipment Property, plant and equipment additions are stated at cost. Expenditures for renewals and improvements are capitalized. Expenditures for ordinary maintenance and repairs are expensed as incurred. The Company computes book depreciation principally on the straight-line method. Accelerated depreciation methods are utilized for income tax purposes.
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
Goodwill and Intangible Assets Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present. The Company tests goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and at least annually. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed, and also tests for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Periodically, Management of the Company assesses whether or not an indicator of impairment is present that would necessitate an impairment analysis be performed.
For 2016, the Company opted to proceed directly to the two-step quantitative impairment test for all reporting units with goodwill. In the first step of the quantitative assessment, our assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. The income approach and the market approach are weighted at 45% and 55%, respectively, in arriving at fair value, which the Company has applied consistently. The discounted cash flow model requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures for the reporting units. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the years forecasted by the reporting units), as well as projections of future operating margins. The market approach requires several assumptions including EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. The estimated fair value of all reporting units was substantially in excess of its respective carrying value, which resulted in a conclusion that no impairment existed.
Additionally, the Company proceeded directly to the quantitative impairment test for some trade names with indefinite lives. The fair value of all trade names subject to the quantitative impairment test exceeded its respective carrying value, resulting in a conclusion that no impairment existed. For trade names not subject to the quantitative testing, the Company opted to perform a qualitative trade name impairment assessment and determined from the qualitative assessment that it was not more likely than not that the estimated fair values of the trade names were less than their carrying values; therefore, no further analysis was required. In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a trade name is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the trade name. The identification of relevant events and circumstances and how these may impact a trade name’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Wabtec specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.
Warranty Costs Warranty costs are accrued based on Management’s estimates of repair or upgrade costs per unit and historical experience. Warranty expense was $28.9 million, $35.4 million and $34.1 million for 2016, 2015 and 2014, respectively. Accrued warranty was $139.0 million and $92.1 million at December 31, 2016 and 2015, respectively.
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
Financial Derivatives and Hedging Activities The Company has entered into foreign currency forward contracts to reduce the impact of changes in currency exchange rates. Foreign currency forward contracts are agreements with a counterparty to exchange two distinct currencies at a set exchange rate for delivery on a set date at some point in the future. There is no exchange of funds until the delivery date. At the delivery date the Company can either take delivery of the currency or settle on a net basis. For further information regarding the foreign currency forward contracts, see Footnote 17.
To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company has entered into an interest rate swap agreement with a notional value of $150 million. As of December 31, 2016, the Company has recorded a current liability of $3.9 million and a corresponding offset in accumulated other comprehensive loss of $2.3 million, net of tax, related to these agreements. For further information regarding the interest rate swap agreement, see Footnote 8.
Foreign Currency Translation Assets and liabilities of foreign subsidiaries, except for the Company’s Mexican operations whose functional currency is the U.S. Dollar, are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the period. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings. Foreign exchange transaction losses recognized in other (expense) income, net were $4.0 million, $4.7 million and $2.4 million for 2016, 2015 and 2014, respectively.
Noncontrolling Interests In accordance with ASC 810, the Company has classified noncontrolling interests as equity on our condensed consolidated balance sheets as of December 31, 2016 and 2015. Net income attributable to noncontrolling interests for the year ended December 31, 2016 was $8.5 million. Net income attributable to noncontrolling interests for the years ended December 31, 2015 and 2014 was not material. Other comprehensive income attributable to noncontrolling interests for the years ended December 31, 2016, 2015 and 2014 was not material.
Revenue Recognition Revenue is recognized in accordance with ASC 605 “Revenue Recognition,”  The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) an established sales price has been set with the customer; 4) collection of the sale revenue from the customer is reasonably assured; and 5) no contingencies exist.  Delivery is considered to have occurred when the customer assumes the risk and rewards of ownership.  The Company estimates and records provisions for quantity rebates and sales returns and allowances as an offset to revenue in the same period the related revenue is recognized, based upon its experience.  These items are included as a reduction in deriving net sales.
In general, the Company recognizes revenues on long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $274.9 million and $103.8 million, customer deposits were $256.6 million and $106.1 million, and provisions for loss contracts were $60.5 million and $11.8 million at December 31, 2016 and 2015, respectively.
Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $29.4 million and $30.3 million at December 31, 2016 and 2015, respectively.
Significant Customers and Concentrations of Credit Risk The Company’s trade receivables are from rail and transit industry original equipment manufacturers, Class I railroads, railroad carriers and commercial companies that utilize rail cars in their operations, such as utility and chemical companies. No one customer accounted for more than 10% of the Company’s consolidated net sales in 2016, 2015 or 2014.
Shipping and Handling Fees and Costs All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling are classified as a component of cost of sales.
Research and Development Research and development costs are charged to expense as incurred. For the years ended December 31, 2016, 2015 and 2014, the Company incurred costs of approximately $71.4 million, $71.2 million, and $61.9 million, respectively.
Employees As of December 31, 2016, approximately 35% of the Company’s workforce was covered by collective bargaining agreements. These agreements are generally effective from 2017 through 2019. Agreements expiring in 2017 cover approximately 20% of the Company’s workforce.
Earnings Per Share Basic and diluted earnings per common share is computed in accordance with ASC 260 “Earnings Per Share.” Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and included in the computation of earnings per share pursuant to the two-class method included in ASC 260-10-55. (See Note 11 “Earnings Per Share” included herein)
Reclassifications Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation. Refer to Recently Adopted Accounting Pronouncements below.
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
Recently Issued Accounting Pronouncements In November 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash". The amendments in this update require a statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for public companies in the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU simplifies several aspects for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for public companies in the fiscal years beginning after

December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. In accordance with this update, the Company will recognize all excess tax benefits and tax deficiencies from share-based payment awards as income tax expense or benefit in the income statement (currently excess tax benefits are recognized in additional paid-in capital on the consolidated balance sheet). Additionally, upon adoption of this update the Company will classify excess income tax benefits from exercise of stock options as an operating activity on the consolidated statement of cash flows (currently income tax benefits from the exercise of stock options are classified as a financing activity).
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 814)" which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with terms less than 12 months, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. The ASU is effective for public companies in the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contract with Customers.”  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Board voted to propose that the standard would take effect for reporting periods beginning after December 15, 2017 and that early adoption would be allowed as of the original effective date. The impact of adopting the new standard on 2016 and 2015 net sales and operating income is not expected to be material. The Company also does not expect a material impact to the consolidated balance sheet. The impact to results is not anticipated to be material because the analysis of the Company's current contracts under the new revenue recognition standard supports the recognition of revenue over time under the cost-to-cost method for the majority of our contracts, which is consistent with our current revenue recognition model. The Company plans to adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first reporting period of 2018. The Company is in the process of drafting an updated accounting policy, evaluating new disclosure requirements and identifying and implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance.
Recently Adopted Accounting Pronouncements In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The Company elected to early adopt this ASU as of December 31, 2016; therefore, all deferred income tax assets and liabilities are classified in the noncurrent deferred income taxes line-items on the consolidated balance sheet. Additionally, the Company elected to update the December 31, 2015 balance sheet for comparative purposes. As a result, $71.7 million of current deferred income tax assets (previously reported in current deferred income taxes) and $0.8 million of current deferred income tax liabilities (previously reported in other accrued liabilities) were reclassified to the other noncurrent assets and noncurrent deferred tax line items, respectively, on the December 31, 2015 consolidated balance sheet.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" which require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts are to be recorded in the same period's financial statements and calculated as if the accounting had been completed at the acquisition date. The Company adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset.  ASU 2015-3 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015.  The Company retrospectively adopted this ASU on January 1, 2016. The adoption of this ASU did not have a material impact on the consolidated financial statements.

3. ACQUISITIONS

Faiveley Transport
On July 27, 2015, the Company announced plans to acquire all of the issued and outstanding shares of Faiveley Transport S.A. ("Faiveley Transport") under the terms of a Share Purchase Agreement (the "Share Purchase Agreement") and a Tender Offer Agreement (the "Tender Offer Agreement"). On October 24, 2016, the Company entered into amendments to the Share Purchase Agreement and the Tender Offer Agreement. Faiveley Transport is a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries. Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of valued-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access & Mobility (passenger access systems and platform doors), and Brakes and Safety (braking systems and couplers).
The transaction has been structured in three steps:

•
Wabtec made an irrevocable offer to the owners of approximately 51% of Faiveley Transport's shares for a purchase price of €100 per share, payable between 25% and 45% in cash at the election of those shareholders with the remainder in common stock.

•
Upon completion of required labor group consultations, on October 6, 2015, the 51% shareholders entered into a definitive share purchase agreement, which was amended on October 24, 2016, and Faiveley Transport entered into the Tender Offer Agreement with Wabtec which was also amended on October 24, 2016.

•
Upon completing the share purchase under the Share Purchase Agreement, Wabtec commenced a tender offer for the remaining publicly traded Faiveley Transport shares. The public shareholders will have the option to elect to receive €100 per share in cash or Wabtec common stock. The common stock portion of the consideration is subject to a cap on issuance of Faiveley common shares that will be equivalent to the rates of cash and stock elected by the 51% owners. Wabtec intends to delist Faiveley Transport from Euronext after the tender offer if minority interests represent less than 5%.

On November 30, 2016, the Company acquired majority ownership of Faiveley Transport, after completing the purchase of the Faiveley family’s ownership interest, which represented approximately 51% of outstanding share capital and approximately 49% of the outstanding voting shares of Faiveley Transport. Under the variable interest entity model the Company concluded that it is the primary beneficiary of Faiveley Transport as it possesses the power to direct the activities of Faiveley Transport that most significantly impact its economic performance and it possesses the obligation and right to absorb losses and benefits from Faiveley Transport; therefore, Faiveley Transport was consolidated by Wabtec under the variable interest model at acquisition. Based on the Company’s $84.77 stock price on November 30, 2016, the aggregate value of consideration paid for the Faiveley Transport family’s ownership interest was $978.1 million, including $534.7 million in stock or approximately 6.3 million shares, $211.8 million in cash, $409.9 million in debt assumed, less $178.3 million in cash acquired. The Company launched a tender offer for the remaining publicly traded Faiveley Transport shares in December 2016. Through the tender offer, the public shareholders of Faiveley Transport will have the option to elect to receive €100 per share of Faiveley Transport in cash or 1.1538 Wabtec common shares per share of Faiveley Transport. On February 3, 2017, the initial cash tender offer was closed which resulted in the Company acquiring an additional 27.5% of outstanding share capital of Faiveley Transport for approximately $411.8 million in cash and $25.2 million in Wabtec stock. The tender offer will be reopened with dates and duration to be determined by the French regulator. The total purchase price for 100% of the shares of Faiveley Transport is approximately $1.7 billion, including assumed debt and net of cash acquired. The approximate $1.0 billion cash portion of the transaction is being funded from cash on hand, the net proceeds from a recent $750 million senior notes offering and the company’s existing revolving credit facility and term note. The $744.7 million included as deposits in escrow on the consolidated balance sheet at December 31, 2016 is cash designated for use as consideration for the tender offer.
The Company’s 2016 operating results include the results from Faiveley Transport following the November 30, 2016 acquisition date. The fair value of the noncontrolling interest was preliminarily determined using the market price of Faiveley Transport’s publicly traded common stock multiplied by the number of publicly traded common shares outstanding at the acquisition date and is considered Level 1. The fair values of the assets acquired and liabilities assumed are preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3. The December 31, 2016 consolidated balance sheet includes the assets and liabilities of Faiveley Transport, which have been measured at fair value.

The following table summarizes the preliminary estimated fair values of the Faiveley Transport assets acquired and liabilities assumed.

In thousands
Assets acquired
Cash and cash equivalents	$178,318
Accounts receivable	385,754
Inventories	207,151
Other current assets	66,152
Property, plant, and equipment	161,663
Goodwill	1,188,296
Trade names	333,823
Customer Relationships	255,354
Patents	1,201
Other noncurrent assets	141,756
Total assets acquired	2,919,468
Liabilities assumed
Current liabilities	653,679
Debt	409,899
Other noncurrent liabilities	349,074
Total liabilities assumed	1,412,652
Noncontrolling interest	760,343
Net assets acquired	$1,506,816
These estimates are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. Substantially all of the accounts receivable acquired are expected to be collectible. Included in current liabilities is $25.9 million of accrued compensation for acquired share-based stock plans that are obligated to be settled in cash. Contingent liabilities assumed as part of the transaction were not material. These contingent liabilities are related to environmental, legal and tax matters. Contingent liabilities are recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits, including synergies and assembled workforce, that we expect to achieve as a result of the acquisition. Purchased goodwill is not expected to be deductible for tax purposes. The goodwill has been preliminarily allocated to our Transit segment.
For the 31 day period ended December 31, 2016, the Company’s consolidated statement of income included $110.8 million of revenues and $0.6 million of operating income from Faiveley Transport. Additionally, a net tax benefit of $30.6 million was recognized from Faiveley Transport primarily due to an enacted legislative change in the French corporate tax rate and the benefit from charges related to the repayment of debt acquired from Faiveley Transport. Acquisition related costs were $38.9 million in 2016 and are included in selling, general and administrative expenses on the consolidated statements of income.
Other Acquisitions
The Company made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•
On December 14, 2016, the Company acquired Workhorse Rail LLC ("Workhorse"), a supplier of engineered freight car components, mainly for the aftermarket for a purchase price of approximately $44.3 million, net of cash acquired, resulting in preliminary goodwill of $23.1 million, 37.8% of which will be deductible for tax purposes.

•
On November 17, 2016, the Company acquired the assets of Precision Turbo & Engine ("Precision Turbo"), a designer and manufacturer of high-performance, aftermarket turbochargers, wastegates, and heat exchangers for the automotive performance market for a purchase price of approximately $13.8 million, net of cash acquired, resulting in preliminary goodwill of $3.9 million, all of which will be deductible for tax purposes.

•
On May 5, 2016, the Company acquired the assets of Unitrac Railroad Materials ("Unitrac"), a leading designer and manufacturer of railroad products and track work services for a purchase price of approximately $14.4 million, net of cash acquired, resulting in preliminary goodwill of $1.4 million, all of which will be deductible for tax purposes.

•
On October 30, 2015, the Company acquired Relay Monitoring Systems PTY Ltd. ("RMS"), an Australian based manufacturer of electrical protection and control products for a purchase price of approximately $18.7 million, net of cash acquired, resulting in preliminary goodwill of $8.9 million, none of which will be deductible for tax purposes.

•
On October 8, 2015, the Company acquired Track IQ, an Australian based manufacturer of wayside sensor systems for the global rail industry for a purchase price of approximately $9.3 million, net of cash acquired, resulting in preliminary goodwill of $6.5 million, all of which will be deductible for tax purposes.

•
On February 4, 2015, the Company acquired Railroad Controls L.P. ("RCL"), a provider of railway signal construction services, for a purchase price of approximately $78.0 million, net of cash acquired, resulting in goodwill of $14.8 million, all of which will be deductible for tax purposes.

For the Workhorse, Precision Turbo, and Unitrac acquisitions, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions.  For the RMS, Track IQ, and RCL acquisitions, the following table summarizes the final fair value of assets acquired and liabilities assumed at the date of acquisition.

	Workhorse	Precision Turbo	Unitrac	RMS	Track IQ	RCL
	December 14, 2016	November 17, 2016	May 5, 2016	October 30, 2015	October 8, 2015	February 4, 2015
In thousands
Current assets	$9,432	$4,155	$12,136	$3,604	$660	$16,421
Property, plant & equipment	—	1,346	1,768	1,378	121	12,136
Goodwill	23,052	3,861	1,388	8,855	6,490	14,787
Other intangible assets	20,900	5,200	1,230	8,622	3,246	40,403
Total assets acquired	53,384	14,562	16,522	22,459	10,517	83,747
Total liabilities assumed	(9,093)	(716)	(2,144)	(3,749)	(1,205)	(5,736)
Net assets acquired	$44,291	$13,846	$14,378	$18,710	$9,312	$78,011

The Company made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•
On August 1, 2016, the Company acquired Gerken Group S.A. ("Gerken"), a manufacturer of specialty carbon and graphite products for rail and other industrial applications, for a purchase price of approximately $62.8 million, net of cash acquired, resulting in preliminary goodwill of $17.5 million, none of which will be deductible for tax purposes.

•
On June 17, 2015, the Company acquired Metalocaucho ("MTC"), a manufacturer of transit products, primarily rubber components for suspension and vibration control systems, for a purchase price of approximately $23.4 million, net of cash acquired, resulting in preliminary goodwill of $13.2 million, none of which will be deductible for tax purposes.

 For the Gerken acquisition, the following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. For the MTC acquisition, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of the acquisition.

	Gerken	MTC
	August 1, 2016	June 17, 2015
In thousands
Current assets	$32,706	$10,348
Property, plant & equipment	7,667	1,450
Goodwill	17,470	13,198
Other intangible assets	30,560	7,650
Other assets	1,706	114
Total assets acquired	90,109	32,760
Total liabilities assumed	(27,262)	(9,400)
Net assets acquired	$62,847	$23,360

The acquisitions listed above include escrow deposits of $42.0 million, which may be released to the Company for indemnity and other claims in accordance with the purchase and escrow agreements.

The total goodwill and other intangible assets for acquisitions listed in the tables above was $1,985.6 million, of which $1,277.4 million and $708.2 million was related to goodwill and other intangible assets, respectively.  Of the allocation of $708.2 million of acquired intangible assets, $345.1 million was assigned to customer relationships, $353.1 million was assigned to trade names, $5.0 million was assigned to intellectual property, $2.0 million was assigned to non-compete agreements and $1.8 million was assigned to customer backlog. The trade names are considered to have an indefinite useful life while the intellectual property and customer relationships’ useful life is 20 years and the non-compete agreements' useful life is five years.

The following unaudited pro forma financial information presents income statement results as if the acquisitions listed above had occurred January 1, 2015:

	For the year ended December 31,
In thousands	2016	2015
Net sales	$4,091,246	$4,638,466
Gross profit	1,238,206	1,405,746
Net income attributable to Wabtec shareholders	368,929	453,944
Diluted earnings per share
As Reported	$3.34	$4.10
Pro forma	$4.04	$4.67

The historical consolidated financial information of the Company and the acquisitions detailed above have been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. Pro forma data may not be indicative of the results that would have been obtained had these acquisitions occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended December 31,
	2016	2015	2014
In thousands
Interest paid during the year	$30,211	$19,372	$18,445
Income taxes paid during the year, net of amount refunded	$121,563	$147,958	$125,212
Business acquisitions:
Fair value of assets acquired	3,118,420	156,020	454,596
Liabilities assumed	1,453,382	20,789	124,005
Non-controlling interest assumed	760,343	—	—
Stock and cash paid	904,695	135,231	330,591
Less: Cash acquired	186,903	5,681	30,154
Stock used for acquisition	534,679	—	—
Net cash paid	$183,113	$129,550	$300,437

On November 9, 2015, the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. Through December 31, 2015, purchases totaled $316.7 million leaving $33.3 million under the authorization.

On February 9, 2016 the Board of Directors amended its stock repurchase authorization to $350 million of the Company's outstanding shares. Through December 31, 2016, purchases totaled $212.2 million leaving $137.8 million under the authorization. This new stock repurchase authorization supersedes the previous authorization of $350 million of which $33.3 million remained.
The Company intends to purchase shares on the open market or in negotiated or block trades. No time limit was set for the completion of the programs which conform to the requirements under the 2016 Refinancing Credit Agreement, as well as the Notes currently outstanding.
During the first quarter of 2016, the Company repurchased 1,950,000 shares at an average price of $68.58 per share. There were no repurchases in the second quarter of 2016. During the third quarter of 2016, the Company repurchased 1,096,408 shares at an average price of $71.54 per share. There were no repurchases in the fourth quarter of 2016. All purchases were on the open market.
During the first and second quarters of 2015, no shares were repurchased. During the third quarter of 2015, the Company repurchased 237,027 shares at an average price of $94.23 per share. During the fourth quarter of 2015, 4,652,000 shares were repurchased at an average price of $78.56. All purchases were on the open market.

5. INVENTORIES
The components of inventory, net of reserves, were:

	December 31,
In thousands	2016	2015
Raw materials	$331,465	$218,247
Work-in-progress	145,462	131,719
Finished goods	181,583	128,608
Total inventories	$658,510	$478,574

6. PROPERTY, PLANT & EQUIPMENT
The major classes of depreciable assets are as follows:

	December 31,
In thousands	2016	2015
Machinery and equipment	$645,354	$504,956
Buildings and improvements	225,307	170,668
Land and improvements	41,569	41,671
PP&E	912,230	717,295
Less: accumulated depreciation	(393,854)	(364,102)
Total	$518,376	$353,193

The estimated useful lives of property, plant and equipment are as follows:

Years
Land improvements	10 to 20
Building and improvements	20 to 40
Machinery and equipment	3 to 15

Depreciation expense was $47.1 million, $43.1 million, and $38.8 million for 2016, 2015 and 2014, respectively.

7. INTANGIBLES
Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles with definite lives are amortized on a straight-line basis over their estimated economic lives. Goodwill and indefinite lived intangible assets are reviewed annually during the fourth quarter for impairment (See Note 2 “Summary of Significant Accounting Policies” included herein). Goodwill and indefinite live intangible assets were not impaired at December 31, 2016 and 2015.
The change in the carrying amount of goodwill by segment for the year ended December 31, 2016 is as follows:

	Freight	Transit
In thousands	Segment	Segment	Total
Balance at December 31, 2015	$531,965	$326,567	$858,532
Adjustment to preliminary purchase allocation	1,186	755	1,941
Acquisitions	30,262	1,212,354	1,242,616
Foreign currency impact	(12,511)	(11,813)	(24,324)
Balance at December 31, 2016	$550,902	$1,527,863	$2,078,765

As of December 31, 2016 and 2015, the Company’s trade names had a net carrying amount of $510.5 million and $167.4 million, respectively, and the Company believes these intangibles have indefinite lives. Intangible assets of the Company, other than goodwill and trade names, consist of the following:

	December 31,
In thousands	2016	2015
Patents, non-compete and other intangibles, net of accumulated
amortization of $42,538 and $40,936	$15,360	$11,403
Customer relationships, net of accumulated amortization
of $87,334 and $70,493	528,068	261,751
Total	$543,428	$273,154

The remaining weighted average useful lives of patents, customer relationships and intellectual property were 10 years, 16 years and 16 years respectively. Amortization expense for intangible assets was $22.7 million, $21.7 million, and $22.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Estimated amortization expense for the five succeeding years is as follows (in thousands):

2017	$34,613
2018	33,582
2019	32,549
2020	31,028
2021	30,774

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	December 31,
In thousands	2016	2015
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $2,526 and $0	$747,474	$—
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,690 and $1,947	248,310	248,053
Revolving Credit Facility and Term Loan, net of unamortized debt issuance costs of $3,850 and $1,542	796,150	443,458
Schuldschein Loan	98,671	—
Other Borrowings	1,153	—
Capital Leases	1,018	727
Total	1,892,776	692,238
Less - current portion	129,809	433
Long-term portion	$1,762,967	$691,805

Wabtec's acquisition of the controlling stake of Faiveley Transport triggered the early repayment of a syndicated loan and the mandatory offer to investors to repay the US and Schuldschein private placements. Both the syndicated loan and US private placements were repaid in full in December 2016.
3.45% Senior Notes Due November 2026
In October 2016, the Company issued $750.0 million of Senior Notes due in 2026 (the “2016 Notes”).  The 2016 Notes were issued at 99.965% of face value.  Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year.  The proceeds were used to finance the cash portion of the Faiveley Transport acquisition, refinance Faiveley Transport’s indebtedness, and for general corporate purposes.  The principal balance is due in full at maturity.  The Company incurred $2.6 million of deferred financing costs related to the issuance of the 2016 Notes.
The 2016 Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The indenture under which the 2016 Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sale of assets, change in control, mergers and consolidations and the incurrence of liens.
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
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2016 Refinancing Credit Agreement” provides the Company with a $1.2 billion, 5 year revolving credit facility and a $400.0 million delayed draw term loan (the “Term Loan”). The Company incurred approximately $3.3 million of deferred financing cost related to the 2016 Refinancing Credit Agreement. The facility expires on June 22, 2021. The 2016 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At December 31, 2016, the Company had available bank borrowing capacity, net of $20.2 million of letters of credit, of approximately $783.7 million, subject to certain financial covenant restrictions.
The Term Loan was drawn on November 25, 2016. The Company incurred a 10 basis point commitment fee from June 22, 2016 until the initial draw on November 25, 2016.
Under the 2016 Refinancing Credit Agreement, the Company may elect a Base Rate of interest for U.S. Dollar denominated loans or, for certain currencies,  an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest, or other rates appropriate for such currencies  (in any case, “the Alternate Rate”). The Base Rate adjusts on a daily basis and is the greater of the Federal Funds Effective Rate plus 0.50% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranges from 0 to 75 basis points. The Alternate Rate is based on the quoted rates specific to the applicable currency, plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins are dependent on the Company’s consolidated total indebtedness to EBITDA ratios. The initial Base Rate margin is 0 basis points and the Alternate Rate margin is 175 basis points.
At December 31, 2016, the weighted average interest rate on the Company’s variable rate debt was 2.51%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement is July 31, 2013, and the termination date was November 7, 2016. The impact of the interest rate swap agreement converted a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value was fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement is November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for these agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with excellent credit ratings and history of performance.  The Company currently believes the risk of nonperformance is negligible.
The 2016 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2016 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to EBITDA ratio of 3.25. The Company is in compliance with the restrictions and covenants of the 2016 Refinancing Credit Agreement and does not expect that these measurements will limit the Company in executing our operating activities.
2013 Refinancing Credit Agreement
On December 19, 2013, the Company amended its then existing revolving credit facility with a consortium of commercial banks. This “2013 Refinancing Credit Agreement” provided the Company with an $800.0 million, 5-year revolving credit facility. The Company incurred approximately $1.0 million of deferred financing cost related to the 2013 Refinancing Credit Agreement. The 2013 Refinancing Credit Agreement was replaced by the 2016 Refinancing Credit Agreement.
Under the 2013 Refinancing Credit Agreement, the Company could have elected a Base Rate of interest for U.S. Dollar denominated loans or, for certain currencies,  an interest rate based on the LIBOR of interest, or other rates appropriate for such currencies  (in any case, “the Alternate Rate”). The Base Rate adjusted on a daily basis and was the greater of the Federal Funds

Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranged from 0 to 75 basis points. The Alternate Rate was based on the quoted rates specific to the applicable currency, plus a margin that ranged from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins were dependent on the Company’s consolidated total indebtedness to EBITDA ratios.
Schuldschein Loan, Due 2016

In conjunction with the acquisition of Faiveley Transport, Wabtec acquired $137.2 million of a Schuldshein private placement loan which was originally issued by Faiveley Transport on March 5, 2014 in Germany, in which approximately 20 international investors participated. This loan is denominated in euros. Subsequent to the acquisition of Faiveley Transport, the Company repaid $38.5 million of the outstanding Schuldshein loan. The remaining balance of $98.7 million as of December 31, 2016 is divided into three tranches with original maturities of 5, 7 and 10 years bearing fixed or variable rates. A summary of the tranches as of December 31, 2016 are as follows:

Maturity	Rate	Amounts
March 2019	Euribor 6 months + 1.30%	$15,831
March 2019	2.32%	2,630
December 2020	3.04%	21,110
March 2021	Euribor 6 months + 1.65%	23,220
March 2021	3.07%	14,770
March 2024	4.00%	21,110
Total		$98,671

The Schuldschein loan is senior unsecured and ranks pari passu with all and future senior debt and senior to all existing and future subordinated indebtedness of Faiveley Transport. The Schuldschein loan agreement contains covenants and undertakings which limit among other things, the following: factoring of receivables, the incurrence of indebtedness, sale of assets, change of control, mergers and consolidations and the incurrence of liens. At December 31, 2016, Faiveley Transport is in compliance with the undertakings and covenants contained in the loan agreement.

In January 2017, the Company notified investors of its intention to repay the variable tranches of the private placement in full totaling $39.1 million on March 6, 2017 and its desire to repay the fixed tranches of the private placement in full. As of February 28, 2017, the Company has repaid $18.7 million of the private placement fixed tranches outstanding at December 31, 2016.
Debt and Capital Leases

Scheduled principal repayments of debt and capital lease balances as of December 31, 2016 are as follows:

2017	$129,809
2018	179
2019	95
2020	41
2021	766,165
Future years	996,487
Total	$1,892,776

9. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German, and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee. The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.
Obligations and Funded Status

	U.S.		International
In thousands	2016	2015	2016	2015
Change in projected benefit obligation
Obligation at beginning of year	$(46,120)	$(50,154)	$(195,311)	$(219,225)
Service cost	(337)	(381)	(1,379)	(2,015)
Interest cost	(1,475)	(1,914)	(5,774)	(7,091)
Employee contributions	—	—	(195)	(503)
Plan curtailments and amendments	—	—	2,061	—
Benefits paid	3,893	3,628	9,427	8,028
Acquisition	—	—	(114,242)	—
Actuarial gain (loss)	(1,473)	2,701	(33,330)	3,084
Effect of currency rate changes	—	—	19,192	22,411
Obligation at end of year	$(45,512)	$(46,120)	$(319,551)	$(195,311)
Change in plan assets
Fair value of plan assets at beginning of year	$37,640	$41,503	$168,069	$182,254
Actual return on plan assets	2,055	(235)	20,066	6,572
Employer contributions	—	—	6,933	6,746
Employee contributions	—	—	195	503
Benefits paid	(3,893)	(3,628)	(9,427)	(8,028)
Acquisition	—	—	70,519	—
Effect of currency rate changes	—	—	(15,072)	(19,978)
Fair value of plan assets at end of year	$35,802	$37,640	$241,283	$168,069
Funded status
Fair value of plan assets	$35,802	$37,640	$241,283	$168,069
Benefit obligations	(45,512)	(46,120)	(319,551)	(195,311)
Funded status	$(9,710)	$(8,480)	$(78,268)	$(27,242)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—	$7,130	$5,554
Current liabilities	—	—	(2,042)	(362)
Noncurrent liabilities	(9,709)	(8,480)	(83,356)	(32,434)
Net amount recognized	$(9,709)	$(8,480)	$(78,268)	$(27,242)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Initial net obligation	$—	$—	$—	$(275)
Prior service cost	(8)	(11)	(56)	(80)
Net actuarial loss	(23,884)	(23,305)	(56,411)	(41,782)
Net amount recognized	$(23,892)	$(23,316)	$(56,467)	$(42,137)

 The aggregate accumulated benefit obligation for the U.S. pension plans was $44.5 million and $45.2 million as of December 31, 2016 and 2015, respectively. The aggregate accumulated benefit obligation for the international pension plans was $312.2 million and $190.2 million as of December 31, 2016 and 2015, respectively.

	U.S.		International
In thousands	2016	2015	2016	2015
Information for pension plans with accumulated benefit obligations in excess of Plan assets:
Projected benefit obligation	$(45,512)	$(46,120)	$(255,682)	$(195,311)
Accumulated benefit obligation	(44,530)	(45,201)	(249,729)	(190,188)
Fair value of plan assets	35,802	37,640	170,367	168,069
Information for pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$(45,512)	$(46,120)	$(256,530)	$(135,168)
Fair value of plan assets	35,802	37,640	171,133	102,372

Components of Net Periodic Benefit Costs

	U.S.			International
In thousands	2016	2015	2014	2016	2015	2014
Service cost	$337	$381	$334	$1,379	$2,015	$2,138
Interest cost	1,475	1,914	2,070	5,774	7,091	8,102
Expected return on plan assets	(2,076)	(2,168)	(2,476)	(9,971)	(9,591)	(9,646)
Amortization of initial net obligation and prior service cost	3	3	23	61	212	248
Amortization of net loss	914	1,062	2,197	1,818	2,379	2,768
Settlement and curtailment losses recognized		—	—	218	—	(390)
Net periodic benefit cost	$653	$1,192	$2,148	$(721)	$2,106	$3,220

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2016 are as follows:

In thousands	U.S.	International
Net loss arising during the year	$(1,493)	$(20,956)
Effect of exchange rates	—	4,747
Amortization, settlement, or curtailment recognition of net transition obligation	—	35
Amortization or curtailment recognition of prior service cost	3	27
Amortization or settlement recognition of net loss	914	1,818
Total recognized in other comprehensive loss	$(576)	$(14,329)
Total recognized in net periodic benefit cost and other comprehensive loss	$(1,229)	$(13,608)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed.

	U.S.			International
	2016	2015	2014	2016	2015	2014
Discount rate	3.95%	4.21%	3.95%	2.51%	3.56%	3.48%
Expected return on plan assets	5.70%	5.70%	5.70%	6.07%	5.81%	5.79%
Rate of compensation increase	3.00%	3.00%	3.00%	2.54%	3.10%	3.10%

The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based on actual experience. The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

As of December 31, 2016 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2017.

In thousands	U.S.	International
Net transition obligation	$—	$—
Prior service cost	3	26
Net actuarial loss	989	2,713
	$992	$2,739

 Pension Plan Assets
The Company has established formal investment policies for the assets associated with our pension plans. Objectives include maximizing long-term return at acceptable risk levels and diversifying among asset classes. Asset allocation targets are based on periodic asset liability study results which help determine the appropriate investment strategies. The investment policies permit variances from the targets within certain parameters. The plan assets consist primarily of equity security funds, debt security funds, and temporary cash and cash equivalent investments. The assets held in these funds are generally actively managed and are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy (See Note 18 “Fair Value Measurement” included herein). Plan assets by asset category at December 31, 2016 and 2015 are as follows:

	U.S.		International
In thousands	2016	2015	2016	2015
Pension Plan Assets
Equity security funds	$17,446	$20,275	$92,201	$87,321
Debt security funds and other	17,038	16,441	145,003	77,173
Cash and cash equivalents	1,318	924	4,079	3,575
Fair value of plan assets	$35,802	$37,640	$241,283	$168,069

The U.S., Canadian and German pension plans have a target asset allocation of 50% equity securities and 50% debt securities. The United Kingdom plan has a target asset allocation of 30% equity securities and 70% debt securities. Investment policies are determined by the respective Plan’s Pension Committee and set forth in its Investment Policy. Rebalancing of the asset allocation occurs on a quarterly basis.
Cash Flows
The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $7.1 million and $0.5 million to the international and U.S. plans, respectively, during 2017.
Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2017	$3,514	$11,406
2018	3,347	11,088
2019	3,372	11,415
2020	3,357	12,090
2021	3,385	12,416
2022 through 2026	15,151	68,114
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
Obligations and Funded Status

	U.S.		International
In thousands	2016	2015	2016	2015
Change in projected benefit obligation
Obligation at beginning of year	$(12,959)	$(31,872)	$(3,290)	$(3,905)
Service cost	(4)	(9)	(29)	(38)
Interest cost	(389)	(1,233)	(99)	(128)
Plan amendments	6	16,140	—	—
Benefits paid	720	1,478	133	125
Acquisition	(143)	—	—	—
Actuarial gain (loss)	893	2,537	(42)	37
Effect of currency rate changes	—	—	(98)	619
Obligation at end of year	$(11,876)	$(12,959)	$(3,425)	$(3,290)
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	720	1,478	133	125
Benefits paid	(720)	(1,478)	(133)	(125)
Fair value of plan assets at end of year	$—	$—	$—	$—
Funded status
Fair value of plan assets	$—	$—	$—	$—
Benefit obligations	(11,876)	(12,959)	(3,425)	(3,290)
Funded status	$(11,876)	$(12,959)	$(3,425)	$(3,290)
	U.S.		International
In thousands	2016	2015	2016	2015
Amounts recognized in the statement of financial position consist of:
Current liabilities	$(1,084)	$(1,197)	$(185)	$(181)
Noncurrent liabilities	(10,792)	(11,762)	(3,160)	(3,109)
Net amount recognized	$(11,876)	$(12,959)	$(3,345)	$(3,290)
Amounts recognized in accumulated other comprehensive income (loss)
consist of:
Initial net obligation	$—	$—	$—	$—
Prior service credit	21,134	22,837	15	21
Net actuarial (loss) gain	(20,023)	(22,202)	292	351
Net amount recognized	$1,111	$635	$307	$372

During 2015, the Company amended its medical plan that amongst other things, provided the participants with HRA funding contributions. The change resulted in a $16.1 million decrease to the accumulated projected benefit obligation.

Components of Net Periodic Benefit Cost

	U.S.			International
In thousands	2016	2015	2014	2016	2015	2014
Service cost	$4	$9	$29	$29	$38	$47
Interest cost	389	1,233	1,155	99	128	173
Amortization of initial net obligation and prior service cost	(1,709)	(2,295)	(2,730)	(7)	(7)	(8)
Amortization of net loss (gain)	1,287	1,356	1,330	(29)	(30)	(141)
Net periodic benefit cost (credit)	$(29)	$303	$(216)	$92	$129	$71

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income during 2016 are as follows:

In thousands	U.S.	International
Prior service credit	$6	$—
Net loss arising during the year	893	(42)
Effect of exchange rates	—	13
Amortization or curtailment recognition of prior service cost	(1,709)	(29)
Amortization or settlement recognition of net loss (gain)	1,287	(7)
Total recognized in other comprehensive income (loss)	$477	$(65)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$506	$157
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The discount rate is based on settling the pension obligation with high grade, high yield corporate bonds.

	U.S.			International
	2016	2015	2014	2016	2015	2014
Discount rate	3.76%	3.95%	3.95%	3.46%	3.80%	3.96%

As of December 31, 2016 the following table represents the amounts included in other comprehensive loss that are expected to be recognized as components of periodic benefit costs in 2017.

In thousands	U.S.	International
Prior service cost	(1,519)	(7)
Net actuarial loss (gain)	1,225	(22)
	$(294)	$(29)

The assumed health care cost trend rate for the U.S. plans grades from an initial rate of 6.45% to an ultimate rate of 4.50% by 2027 and for international plans from 6.42% to 4.50% by 2027. A 1.0% increase in the assumed health care cost trend rate will increase the service and interest cost components of the expense recognized for the U.S. and international post-retirement plans by less than $0.1 million for 2016, and increase the accumulated post-retirement benefit obligation by less than $0.1 million and $0.3 million, respectively. A 1.0% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense recognized for the U.S. and international post-retirement plans by less than $0.1 million for 2016, and decrease the accumulated post-retirement benefit obligation by less than $0.1 million and $0.2 million, respectively.
Cash Flows
Benefit payments expected to be paid to plan participants are as follows:

In thousands	U.S.	International
Year ended December 31,
2017	$1,084	$185
2018	1,045	194
2019	1,018	206
2020	986	210
2021	959	229
2022 through 2026	4,203	1,218

Defined Contribution Plans
The Company also participates in certain defined contribution plans and multiemployer pension plans. Costs recognized under these plans are summarized as follows:

	For the year ended December 31,
In thousands	2016	2015	2014
Multi-employer pension and health & welfare plans	$2,054	$2,584	$2,405
401(k) savings and other defined contribution plans	23,062	21,399	19,925
Total	$25,116	$23,983	$22,330

The 401(k) savings plan is a participant directed defined contribution plan that holds shares of the Company’s stock as one of the investment options. At December 31, 2016 and 2015, the plan held on behalf of its participants about 551,482 shares with a market value of $45.8 million, and 632,523 shares with a market value of $45.0 million, respectively.
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
The Company’s participation in multi-employer plans for the year ended December 31, 2016 is outlined in the table below. For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

			Pension Protection Act Zone Status (b)		FIP/	Contributions by the Company							Expiration Dates of
					RP Status Pending/							Surcharge Imposed	Collective Bargaining
Pension Fund	EIN/PN (a)		2014	2013	Implemented (c)	2016		2015		2014		(d)	Agreements
Idaho Operating Engineers-	EIN #	91-6075538	Green	Green	No	$1,306	(1)	$1,820	(1)	$1,745	(1)	No	6/30/2018
Employers Pension Trust Fund	Plan#	001
Automobile Mechanics' Local No 701 Union and	EIN #	36-6042061	Red	Red	Yes (2)	$748		$764		$660		No (3)	12/11/2017
Industry Pension Plan	Plan #	001
					Total Contributions	$2,054		$2,584		$2,405

(1)	The Company’s contribution represents more than 5% of the total contributions to the plan.

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

(b)
The most recent Pension Protection Act Zone Status available for 2014 and 2013 is for plan years that ended in 2014 and 2013, respectively. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code (“Code”), and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status”, and is generally at least 80% funded.

(c)
The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2016.

(d)
The “Surcharge Imposed” column indicates whether the Company’s contribution rate for 2016 included an amount in addition the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status”, in accordance with the requirements of the Code.

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

The components of the income from operations before provision for income taxes for the Company’s domestic and foreign operations for the years ended December 31 are provided below:

	For the year ended December 31,
In thousands	2016	2015	2014
Domestic	$276,218	$461,394	$343,180
Foreign	136,619	123,974	164,675
Income from operations before income taxes	$412,837	$585,368	$507,855

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1,256.2 million at December 31, 2016. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

The consolidated provision for income taxes included in the Statement of Income consisted of the following:

	For the year ended December 31,
In thousands	2016	2015	2014
Current taxes
Federal	$72,317	$141,245	$108,782
State	9,953	16,072	17,091
Foreign	27,391	24,442	37,356
	109,661	181,759	163,229
Deferred taxes
Federal	11,013	9,606	2,287
State	1,953	770	1,404
Foreign	(23,194)	(5,395)	(10,745)
	(10,228)	4,981	(7,054)
Total provision	$99,433	$186,740	$156,175
A reconciliation of the United States federal statutory income tax rate to the effective income tax rate on operations for the years ended December 31 is provided below:

	For the year ended December 31,
In thousands	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.1%	2.0%	2.2%
Tax reserves	(0.2)%	(0.4)%	0.3%
Foreign	(4.3)%	(2.1)%	(4.2)%
Research and development credit	(1.0)%	(0.4)%	(0.5)%
Manufacturing deduction	(1.8)%	(2.3)%	(1.8)%
France tax rate change	(6.5)%	—%	—%
Transaction costs related to acquisitions	1.5%	—%	—%
Other, net	(0.7)%	0.1%	(0.2)%
Effective rate	24.1%	31.9%	30.8%

The 6.5% decrease in the effective tax rate due to the France tax rate change was the result of adopted tax legislation that reduces the corporate income tax rate in France from 33.3% to 28.0% over the period 2017 to 2020. The 1.5% increase in the effective tax rate due to Transaction costs related to acquisitions was primarily related to nondeductible costs associated with the acquisition of Faiveley Transport. Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes. These deferred income taxes will be recognized as future tax benefits or costs when the temporary differences reverse.

Components of deferred tax assets and liabilities were as follows:

	December 31,
In thousands	2016	2015
Deferred income tax assets:
Accrued expenses and reserves	$26,117	$39,426
Warranty reserve	24,131	24,544
Deferred compensation/employee benefits	25,755	24,950
Pension and postretirement obligations	25,595	15,507
Inventory	22,579	18,664
Net operating loss carry forwards	59,416	25,636
Tax credit carry forwards	621	959
Other	2,317	—
Gross deferred income tax assets	186,531	149,686
Valuation allowance	21,418	12,623
Total deferred income tax assets	165,113	137,063
Deferred income tax liabilities:
Property, plant & equipment	47,321	34,518
Intangibles	359,312	167,108
Other	—	2,243
Total deferred income tax liabilities	406,633	203,869
Net deferred income tax liability	$(241,520)	$(66,806)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of December 31, 2016, the valuation allowance for certain foreign carryforwards was $21.4 million primarily in Brazil, China and South Africa.
Net operating loss carry-forwards in the amount of $59.4 million expire in various periods from December 31, 2017 to December 31, 2036.
As of December 31, 2016, the liability for income taxes associated with unrecognized tax benefits was $8.4 million, of which $4.2 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2015, the liability for income taxes associated with unrecognized tax benefits was $10.6 million, of which $4.3 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the liability for income taxes associated with unrecognized tax benefits follows:

In thousands	2016	2015	2014
Gross liability for unrecognized tax benefits at beginning of year	$10,557	$12,596	$10,531
Gross increases - unrecognized tax benefits in prior periods	6	—	30
Gross increases - current period unrecognized tax benefits	—	1,682	2,756
Gross decreases - unrecognized tax benefits in prior periods	—	—	(463)
Gross decreases - audit settlement during year	—	(3,027)	(77)
Gross decreases - expiration of audit statute of limitations	(2,140)	(694)	(181)
Gross liability for unrecognized tax benefits at end of year	$8,423	$10,557	$12,596

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2016, the total interest and penalties accrued was approximately $0.8 million and $0.3 million, respectively. As of December 31, 2015, the total interest and penalties accrued was approximately $2.0 million and $0.2 million, respectively.
With limited exception, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2012. At this time, the Company believes that it is reasonably possible that unrecognized tax benefits of approximately $3.3 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

11. EARNINGS PER SHARE
The computation of earnings per share from operations is as follows:

	For the Year Ended December 31,
In thousands, except per share data	2016	2015	2014
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$304,887	$398,628	$351,680
Less: dividends declared - common shares and non-vested restricted stock	(32,430)	(26,963)	(19,246)
Undistributed earnings	272,457	371,665	332,434
Percentage allocated to common shareholders (1)	99.7%	99.7%	99.6%
	271,640	370,550	331,104
Add: dividends declared - common shares	32,333	26,875	19,167
Numerator for basic and diluted earnings per common share	$303,973	$397,425	$350,271
Denominator
Denominator for basic earnings per common share - weighted average shares	90,359	96,074	95,781
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	782	932	1,104
Denominator for diluted earnings per common share - adjusted weighted average
shares and assumed conversion	91,141	97,006	96,885
Net income per common share attributable to Wabtec shareholders
Basic	$3.37	$4.14	$3.66
Diluted	$3.34	$4.10	$3.62

(1) Basic weighted-average common shares outstanding	90,359	96,074	95,781
Basic weighted-average common shares outstanding and non-vested restricted
stock expected to vest	90,627	96,388	96,175
Percentage allocated to common shareholders	99.7%	99.7%	99.6%

Options to purchase approximately 20,000, 13,000, and 17,000 shares of Common Stock were outstanding in 2016, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the common shares.

12. STOCK-BASED COMPENSATION PLANS
As of December 31, 2016, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”).  The 2011 Plan has a 10 year term through March 27, 2021 and as of December 31, 2016 the number of shares available for future grants under the 2011 Plan was 2,469,849 shares, which includes remaining shares to grant under the 2000 Plan.  The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan (“the Directors Plan”).  The Directors Plan, as amended, authorizes a total of 1,000,000 shares of Common Stock to be issued. Under the Directors Plan options issued become exercisable over a three-year vesting period and expire ten years from the date of grant and restricted stock issued under the plan vests one year from the date of grant. As compensation for directors’ fees for the years ended December 31, 2016, 2015 and 2014, the Company issued a total of 16,972, 11,256 and 12,704 shares of restricted stock to non-employee directors. The total number of shares issued under the plan as of December 31, 2016 was 864,692 shares. No units may be made under the Directors Plan subsequent to October 31, 2016.
Stock-based compensation expense for all of the plans was $20.8 million, $26.0 million and $26.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recognized associated tax benefits related to the stock-based compensation plans of $14.9 million, $15.3 million and $7.6 million for the respective periods. Included in the stock-based compensation expense for 2016 above is $1.7 million of expense related to stock options, $6.0 million related to non-vested restricted stock, $3.2 million related to restricted stock units, $8.5 million related to incentive stock units and $1.4 million related to units issued for Directors’ fees. At December 31, 2016, unamortized compensation expense related to those stock options, non-vested restricted shares and incentive stock units expected to vest totaled $25.8 million and will be recognized over a weighted average period of 1.1 years.

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
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and Directors Plan for the years ended December 31:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2013	1,232,862	$24.36	6.1	$61,530
Granted	81,552	73.20		1,116
Exercised	(163,786)	20.37		(10,895)
Canceled	(3,070)	52.73		(105)
Outstanding at December 31, 2014	1,147,558	$28.33	5.5	$67,205
Granted	84,675	87.35		1,375
Exercised	(124,156)	26.70		(5,516)
Canceled	(10,754)	65.22		(64)
Outstanding at December 31, 2015	1,097,323	$32.70	4.8	$42,154
Granted	94,115	61.39		2,035
Exercised	(83,790)	25.58		(4,813)
Canceled	(8,825)	71.47		(102)
Outstanding at December 31, 2016	1,098,823	$35.39	4.3	$52,332
Exercisable at December 31, 2016	885,442	$27.32	3.5	$49,321
Options outstanding at December 31, 2016 were as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual	Number of Options Currently	Weighted Average Exercise Price of Options Currently
Range of exercise prices	Outstanding	Outstanding	Life	Exercisable	Exercisable
Under $15.00	198,000	$14.50	2.1	198,000	$14.50
15.00 - 23.00	310,149	18.29	1.9	310,149	18.29
23.00 - 30.00	145,779	28.74	3.8	145,779	28.74
30.00 - 38.00	105,924	35.25	5.1	105,924	35.25
Over 38.00	338,971	66.16	7.7	125,590	61.48
	1,098,823	$35.39		885,442	$27.32

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2016	2015	2014
Dividend yield	0.26%	0.14%	0.11%
Risk-free interest rate	1.5%	1.8%	2.2%
Stock price volatility	26.9%	27.3%	33.0%
Expected life (years)	5.0	5.0	5.0
Weighted average fair value of options granted during the year	$14.96	$24.41	$22.82

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

In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of shares that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of December 31, 2016, the Company estimates that it will achieve 117%, 92% and 95% for the incentive stock units expected to vest based on performance for the three year periods ending December 31, 2016, 2017, and 2018, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
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
The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan, and Directors Plan, and incentive stock units activity and related information for the 2011 Plan and the 2000 Plan with related information for the years ended December 31:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	510,129	1,043,594	$35.27
Granted	150,886	140,240	73.68
Vested	(218,502)	(458,536)	29.83
Adjustment for incentive stock awards expected to vest	—	74,680	47.56
Canceled	(3,970)	(8,370)	48.50
Outstanding at December 31, 2014	438,543	791,608	$47.97
Granted	113,945	126,050	87.90
Vested	(182,776)	(433,932)	37.76
Adjustment for incentive stock awards expected to vest	—	65,666	57.57
Canceled	(12,827)	(7,754)	67.05
Outstanding at December 31, 2015	356,885	541,638	$65.89
Granted	212,600	167,850	66.03
Vested	(159,975)	(236,591)	51.80
Adjustment for incentive stock awards expected to vest	—	(38,164)	74.42
Canceled	(13,215)	(9,983)	71.84
Outstanding at December 31, 2016	396,295	424,750	$72.18

13. OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were:

	December 31,
In thousands	2016	2015
Foreign currency translation loss	$(321,033)	$(227,349)
Unrealized loss on interest rate swap contracts, net of tax of $1,540 and $1,815	(2,957)	(2,987)
Unrealized loss on pension and post-retirement benefit plans, net of tax of $20,832 and $18,042	(55,615)	(46,383)
Total accumulated other comprehensive loss	$(379,605)	$(276,719)

The changes in accumulated other comprehensive loss by component, net of tax, for the year-ended December 31, 2016 are as follows:

	Foreign currency	Derivative	Pension and post retirement
In thousands	translation	contracts	benefits plans	Total
Balance at December 31, 2015	$(227,349)	$(2,987)	$(46,383)	$(276,719)
Other comprehensive income before reclassifications	(93,684)	(1,286)	(10,874)	(105,844)
Amounts reclassified from accumulated other
comprehensive income	—	1,316	1,642	2,958
Net current period other comprehensive income	(93,684)	30	(9,232)	(102,886)
Balance at December 31, 2016	$(321,033)	$(2,957)	$(55,615)	$(379,605)
Reclassifications out of accumulated other comprehensive loss for the year-ended December 31, 2016 are as follows:

	Amount reclassified from accumulated other	Affected line item in the Condensed Consolidated
In thousands	comprehensive income	Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(1,652)	Cost of sales
Amortization of net loss (gain)	3,989	Cost of sales
	2,337	Income from Operations
	(695)	Income tax expense
	$1,642	Net income
Derivative contracts
Realized loss on derivative contracts	1,873	Interest expense, net
	(557)	Income tax expense
	$1,316	Net income

The changes in accumulated other comprehensive loss by component, net of tax, for the year-ended December 31, 2015 are as follows:

	Foreign currency	Derivative	Pension and post retirement
In thousands	translation	contracts	benefits plans	Total
Balance at December 31, 2014	$(94,450)	$(2,243)	$(62,793)	$(159,486)
Other comprehensive income before reclassifications	(132,899)	(1,972)	14,586	(120,285)
Amounts reclassified from accumulated other
comprehensive income	—	1,228	1,824	3,052
Net current period other comprehensive income	(132,899)	(744)	16,410	(117,233)
Balance at December 31, 2015	$(227,349)	$(2,987)	$(46,383)	$(276,719)

Reclassifications out of accumulated other comprehensive loss for the year-ended December 31, 2015 are as follows:

	Amount reclassified from accumulated other	Affected line item in the Condensed Consolidated
In thousands	comprehensive income	Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(2,087)	Cost of sales
Amortization of net loss (gain)	4,766	Cost of sales
	2,679	Income from Operations
	(855)	Income tax expense
	$1,824	Net income
Derivative contracts
Realized loss on derivative contracts	1,803	Interest expense, net
	(575)	Income tax expense
	$1,228	Net income

14. OPERATING LEASES
The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 15 years, excluding renewal options.
Total net rental expense charged to operations in 2016, 2015, and 2014 was $27.2 million, $20.2 million and $20.0 million, respectively. The amounts above are shown net of sublease rentals of $0.1 million, $0.7 million and $0.1 million for the years 2016, 2015 and 2014, respectively.
 Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

	Real
In thousands	Estate	Equipment	Total
2017	$24,548	$1,824	$26,372
2018	20,851	1,407	22,258
2019	18,450	749	19,199
2020	16,077	328	16,405
2021	13,107	179	13,286
2022 and after	41,019	42	41,061

15. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In thousands	2016	2015
Balance at beginning of year	$92,064	$87,849
Warranty expense	28,947	35,418
Acquisitions	59,685	787
Warranty claim payments	(38,772)	(29,441)
Foreign currency impact/other	(2,932)	(2,549)
Balance at end of year	$138,992	$92,064

16. PREFERRED STOCK
The Company’s authorized capital stock includes 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock and to fix the designations, powers, preferences and rights of the shares of each such class or series, including dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences, without any further vote or action by the Company’s shareholders. The rights and preferences of the preferred stock would be superior to those of the common stock. At December 31, 2016 and 2015 there was no preferred stock issued or outstanding.

17. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the twelve months ended December 31, 2016, the amount reclassified into income was $0.6 million.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized gain related to these contracts was $0.2 million for the twelve months ended December 31, 2016. The notional amount and fair value of foreign exchange contracts that did not meet the criteria for hedge accounting at December 31, 2016 was not material. These contracts are scheduled to mature within one year.

The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedged discussed in the above sections:

In millions	Designated	Non-Designated	Total
Gross notional amount	$911.0	$490.0	$1,401.0

Fair Value:
Other current assets	1.1	0.4	1.5
Other current liabilities	(0.5)	(0.2)	(0.7)
Total	$0.6	$0.2	$0.8
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
As of December 31, 2016, the Company has recorded a current liability of $3.9 million and an accumulated other comprehensive loss of $2.3 million, net of tax, related to these agreements.

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
The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2016, which are included in other current liabilities on the Consolidated Balance sheet:

		Fair Value Measurements at December 31, 2016 Using
	Total Carrying Value at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In thousands	2016	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	3,888	—	3,888	—
Total	$3,888	$—	$3,888	$—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at December 31, 2016 and December 31, 2015. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 and 2016 Notes are considered Level 2 based on the fair value valuation hierarchy.
The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	December 31, 2016		December 31, 2015
	Carry	Fair	Carry	Fair
In thousands	Value	Value	Value	Value
Interest rate swap agreements	$3,888	$3,888	$4,474	$4,474
4.375% Senior Notes	248,310	260,265	248,053	254,075
3.45% Senior Notes	747,474	719,273	—	—

The fair value of the Company’s interest rate swap agreements and the 2013 and 2016 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

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
On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven patents owned by Siemens, all of which relate to Positive Train Control technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company’s Positive Train Control Products. The Company has filed Answers, and asserted counterclaims, in response to Siemens’ complaints. The case is still in the preliminary stages, but the Company has begun filing for Inter-Parties Review proceedings before the U.S. Patent & Trademark Office seeking to invalidate the Siemens patents. Wabtec believes the claims are without merit and is vigorously defending itself.
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
Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles and buses, builds new commuter locomotives, refurbishes subway cars, provides heating, ventilation, and air conditioning equipment, and doors for buses and subways. Customers include public transit authorities and municipalities, leasing companies, and manufacturers of subway cars and buses around the world.
The Company evaluates its business segments’ operating results based on income from operations. Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges. Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the following tables are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

Segment financial information for 2016 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$1,543,098	$1,388,090	$—	$2,931,188
Intersegment sales/(elimination)	39,519	9,393	(48,912)	—
Total sales	$1,582,617	$1,397,483	$(48,912)	$2,931,188
Income (loss) from operations	$344,455	$171,446	$(57,540)	$458,361
Interest expense and other, net	—	—	(45,524)	(45,524)
Income (loss) from operations before income taxes	$344,455	$171,446	$(103,064)	$412,837
Depreciation and amortization	$36,519	$31,545	$1,731	$69,795
Capital expenditures	22,726	20,987	6,503	50,216
Segment assets	2,949,668	6,720,302	(3,088,952)	6,581,018

Segment financial information for 2015 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$2,054,715	$1,253,283	$—	$3,307,998
Intersegment sales/(elimination)	35,372	10,895	(46,267)	$—
Total sales	$2,090,087	$1,264,178	$(46,267)	$3,307,998
Income (loss) from operations	$482,640	$150,988	$(26,061)	$607,567
Interest expense and other, net	—	—	(22,199)	(22,199)
Income (loss) from operations before income taxes	$482,640	$150,988	$(48,260)	$585,368
Depreciation and amortization	$36,834	$26,196	$1,704	$64,734
Capital expenditures	24,715	22,996	1,717	49,428
Segment assets	2,708,724	2,202,614	(1,681,825)	3,229,513

Segment financial information for 2014 is as follows:
			Corporate
	Freight	Transit	Activities and
In thousands	Segment	Segment	Elimination	Total
Sales to external customers	$1,731,477	$1,312,977	$—	$3,044,454
Intersegment sales/(elimination)	36,185	7,358	(43,543)	—
Total sales	$1,767,662	$1,320,335	$(43,543)	$3,044,454
Income (loss) from operations	$402,456	$147,821	$(23,168)	$527,109
Interest expense and other, net	—	—	(19,254)	(19,254)
Income (loss) from operations before income taxes	$402,456	$147,821	$(42,422)	$507,855
Depreciation and amortization	$34,579	$24,956	$1,726	$61,261
Capital expenditures	22,913	22,859	1,890	47,662
Segment assets	2,516,645	2,024,312	(1,237,116)	3,303,841

The following geographic area data as of and for the years ended December 31, 2016, 2015 and 2014, respectively, includes net sales based on product shipment destination and long-lived assets, which consist of plant, property and equipment, net of depreciation, resident in their respective countries:

	Net Sales			Long-Lived Assets
In thousands	2016	2015	2014	2016	2015	2014
United States	$1,362,255	$1,754,924	$1,537,002	$205,895	$171,362	$158,913
United Kingdom	322,563	368,505	362,855	54,215	63,694	62,305
Canada	206,258	204,674	175,561	5,156	4,876	5,462
Mexico	183,583	190,034	174,218	8,766	8,839	7,812
China	106,357	100,586	101,889	42,672	12,256	12,788
Germany	98,364	92,422	86,792	57,902	31,642	33,441
Australia	82,099	86,809	113,668	8,039	8,424	6,505
France	66,287	45,565	41,469	33,636	7,194	7,686
Brazil	51,493	84,595	83,906	13,227	9,318	5,074
Italy	45,771	38,164	42,865	27,253	15,170	17,913
Netherlands	25,452	25,869	19,452	11,534	7,506	10,201
Other international	380,706	315,851	304,777	50,081	12,912	11,011
Total	$2,931,188	$3,307,998	$3,044,454	$518,376	$353,193	$339,111

Export sales from the Company’s United States operations were $470.5 million, $508.4 million and $521.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Sales by product are as follows:

In thousands	2016	2015	2014
Specialty Products & Electronics	$1,374,580	$1,733,881	$1,393,955
Brake Products	588,081	627,552	662,336
Remanufacturing, Overhaul & Build	559,284	606,624	618,885
Transit Products	276,124	189,581	201,913
Other	133,119	150,360	167,365
Total sales	$2,931,188	$3,307,998	$3,044,454

21. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The obligations under the Company's 2016 Notes, 2013 Notes and Revolving Credit Facility and Term Loan are fully and unconditionally guaranteed by all U.S. subsidiaries as guarantors. Each guarantor is 100% owned by the parent company. In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.
Balance Sheet for December 31, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$2,522	$9,496	$386,466	$—	$398,484
Receivables, net	79,041	202,779	660,688	—	942,508
Inventories	120,042	128,076	410,392	—	658,510
Current assets - other	52,576	(17,844)	833,397	—	868,129
Total current assets	254,181	322,507	2,290,943	—	2,867,631
Property, plant and equipment	49,031	126,661	342,684	—	518,376
Goodwill	25,275	477,472	1,576,018	—	2,078,765
Investment in subsidiaries	5,388,613	1,325,150	—	(6,713,763)	—
Other intangibles, net	31,897	204,512	817,451	—	1,053,860
Other long term assets	9,592	(1,914)	54,708	—	62,386
Total assets	$5,758,589	$2,454,388	$5,081,804	$(6,713,763)	$6,581,018
Current liabilities	$194,983	196,956	$1,054,700	—	$1,446,639
Inter-company	1,562,399	(1,848,777)	286,378	—	—
Long-term debt	1,761,933	58	976	—	1,762,967
Long-term liabilities - other	33,298	74,977	286,312	—	394,587
Total liabilities	3,552,613	(1,576,786)	1,628,366	—	3,604,193
Shareholders' equity	2,205,976	4,032,250	2,681,514	(6,713,763)	2,205,977
Non-controlling interest	—	(1,076)	771,924	—	770,848
Total shareholders' equity	$2,205,976	$4,031,174	$3,453,438	$(6,713,763)	$2,976,825
Total Liabilities and Shareholders' Equity	$5,758,589	$2,454,388	$5,081,804	$(6,713,763)	$6,581,018

Balance Sheet for December 31, 2015:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$—	$13,157	$213,034	$—	$226,191
Receivables, net	83,449	230,221	285,119	—	598,789
Inventories	136,224	133,332	209,018	—	478,574
Current assets - other	15,613	3,562	217,291	—	236,466
Total current assets	235,286	380,272	924,462	—	1,540,020
Property, plant and equipment	43,275	128,089	181,829	—	353,193
Goodwill	25,275	472,374	360,883	—	858,532
Investment in subsidiaries	3,516,159	624,031	—	(4,140,190)	—
Other intangibles, net	33,224	208,040	199,270	—	440,534
Other long term assets	(8,525)	3,162	42,597	—	37,234
Total assets	$3,844,694	$1,815,968	$1,709,041	$(4,140,190)	$3,229,513
Current liabilities	$178,132	222,231	$264,413	—	$664,776
Inter-company	1,238,536	(1,596,142)	357,606	—	—
Long-term debt	691,512	121	172	—	691,805
Long-term liabilities - other	36,907	47,172	87,514	—	171,593
Total liabilities	2,145,087	(1,326,618)	709,705	—	1,528,174
Shareholders' equity	1,699,607	3,143,472	996,718	(4,140,190)	1,699,607
Non-controlling interest	—	(886)	2,618	—	1,732
Total shareholders' equity	$1,699,607	$3,142,586	$999,336	$(4,140,190)	$1,701,339
Total Liabilities and Shareholders' Equity	$3,844,694	$1,815,968	$1,709,041	$(4,140,190)	$3,229,513
Income Statement for the Year Ended December 31, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$641,809	$1,112,001	$1,322,937	$(145,559)	$2,931,188
Cost of sales	(473,700)	(708,062)	(928,608)	103,421	(2,006,949)
Gross profit (loss)	168,109	403,939	394,329	(42,138)	924,239
Total operating expenses	(141,940)	(122,617)	(201,321)	—	(465,878)
Income (loss) from operations	26,169	281,322	193,008	(42,138)	458,361
Interest (expense) income, net	(34,975)	7,012	(14,598)	—	(42,561)
Other income (expense), net	20,509	(2,284)	(21,188)	—	(2,963)
Equity earnings (loss)	322,650	131,234	—	(453,884)	—
Pretax income (loss)	334,353	417,284	157,222	(496,022)	412,837
Income tax expense	(29,466)	(57,667)	(12,300)	—	(99,433)
Net income (loss)	304,887	359,617	144,922	(496,022)	313,404
Less: Net income attributable to noncontrolling interest	—	—	(8,517)	—	(8,517)
Net income (loss) attributable to Wabtec shareholders	$304,887	$359,617	$136,405	$(496,022)	$304,887

Comprehensive income (loss) attributable to Wabtec shareholders	$305,180	$359,617	$33,226	$(496,022)	$202,001

Income Statement for the Year Ended December 31, 2015:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$743,262	$1,436,935	$1,300,577	$(172,776)	$3,307,998
Cost of sales	(531,269)	(843,104)	(976,798)	90,989	(2,260,182)
Gross profit (loss)	211,993	593,831	323,779	(81,787)	1,047,816
Total operating expenses	(142,953)	(131,251)	(166,045)	—	(440,249)
(Loss) income from operations	69,040	462,580	157,734	(81,787)	607,567
Interest (expense) income, net	(23,129)	5,914	327	—	(16,888)
Other income (expense), net	23,193	(9,140)	(19,364)	—	(5,311)
Equity earnings (loss)	506,903	112,286	—	(619,189)	—
Pretax income (loss)	576,007	571,640	138,697	(700,976)	585,368
Income tax expense	(177,379)	8,989	(18,350)	—	(186,740)
Net income (loss)	398,628	580,629	120,347	(700,976)	398,628
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Wabtec shareholders	$398,628	$580,629	$120,347	$(700,976)	$398,628

Comprehensive income (loss) attributable to Wabtec shareholders	$409,734	$580,629	$(7,992)	$(700,976)	$281,395
Income Statement for the Year Ended December 31, 2014:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$722,317	$1,239,154	$1,278,876	$(195,893)	$3,044,454
Cost of sales	(516,607)	(730,946)	(982,072)	121,153	(2,108,472)
Gross (loss) profit	205,710	508,208	296,804	(74,740)	935,982
Total operating expenses	(140,002)	(116,569)	(152,302)	—	(408,873)
(Loss) income from operations	65,708	391,639	144,502	(74,740)	527,109
Interest (expense) income, net	(23,551)	5,793	184	—	(17,574)
Other income (expense), net	18,295	(3,334)	(16,641)	—	(1,680)
Equity earnings (loss)	399,507	89,931	—	(489,438)	—
Pretax income (loss)	459,959	484,029	128,045	(564,178)	507,855
Income tax expense	(108,279)	(15,222)	(32,674)	—	(156,175)
Net income (loss)	351,680	468,807	95,371	(564,178)	351,680
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Wabtec shareholders	$351,680	$468,807	$95,371	$(564,178)	$351,680

Comprehensive income (loss) attributable to Wabtec shareholders	$345,581	$468,807	$(23,160)	$(564,178)	$227,050

Condensed Statement of Cash Flows for the year ended December 31, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(45,834)	$332,822	$204,457	$(42,138)	$449,307
Net cash used in investing activities	(829,783)	(14,725)	69,443	—	(775,065)
Net cash provided by (used in) financing activities	878,139	(321,758)	(74,325)	42,138	524,194
Effect of changes in currency exchange rates	—	—	(26,143)	—	(26,143)
Increase (decrease) in cash	2,522	(3,661)	173,432	—	172,293
Cash, beginning of year	—	13,157	213,034	—	226,191
Cash, end of year	$2,522	$9,496	$386,466	$—	$398,484
Condensed Statement of Cash Flows for the year ended December 31, 2015:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(92,958)	$487,516	$135,489	$(81,787)	$448,260
Net cash used in investing activities	(7,862)	(109,326)	(262,948)	—	(380,136)
Net cash (used in) provided by financing activities	(45,986)	(378,330)	93,615	81,787	(248,914)
Effect of changes in currency exchange rates	—	—	(18,868)	—	(18,868)
(Decrease) increase in cash	(146,806)	(140)	(52,712)	—	(199,658)
Cash, beginning of year	146,806	13,297	265,746	—	425,849
Cash, end of year	$—	$13,157	$213,034	$—	$226,191
Condensed Statement of Cash Flows for the year ended December 31, 2014:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$58,451	$452,641	$36,033	$(74,740)	$472,385
Net cash used in investing activities	(8,637)	(20,239)	(318,802)	—	(347,678)
Net cash provided by (used in) financing activities	61,460	(426,911)	316,217	74,740	25,506
Effect of changes in currency exchange rates	—	—	(10,124)	—	(10,124)
Increase in cash	111,274	5,491	23,324	—	140,089
Cash, beginning of year	35,532	7,806	242,422	—	285,760
Cash, end of year	$146,806	$13,297	$265,746	$—	$425,849

22. OTHER (EXPENSE) INCOME, NET
The components of other (expense) income, net are as follows:

	For the year ended December 31,
In thousands	2016	2015	2014
Foreign currency loss	$(4,001)	$(4,659)	$(2,445)
Other miscellaneous income (expense)	1,038	(652)	765
Total other (expense) income, net	$(2,963)	$(5,311)	$(1,680)

23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
In thousands, except per share data	Quarter	Quarter	Quarter	Quarter
2016
Net sales	$772,031	$723,601	$675,574	$759,982
Gross profit	255,180	237,389	212,481	219,189
Income from operations	142,181	133,284	120,096	62,800
Net income attributable to Wabtec shareholders	94,163	90,485	82,428	37,811
Basic earnings from operations per common share	$1.03	$1.00	$0.92	$0.42
Diluted earnings from operations per common share	$1.02	$1.00	$0.91	$0.42
2015
Net sales	$818,594	$847,028	$809,527	$832,849
Gross profit	255,355	267,764	257,069	267,628
Income from operations	148,420	155,860	152,078	151,209
Net income attributable to Wabtec shareholders	96,164	101,504	99,181	101,779
Basic earnings from operations per common share	$1.00	$1.05	$1.03	$1.06
Diluted earnings from operations per common share	$0.99	$1.04	$1.02	$1.05

The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30 and September 30. The fiscal year ends on December 31.

SCHEDULE II
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years ended December 31

In thousands	Balance at beginning of period	Charged/ (credited) to expense	Charged/ (credited) to other accounts (1)	Deductions from reserves (2)	Balance at end of period
2016
Warranty and overhaul reserves	$92,064	$28,947	$56,753	$38,772	$138,992
Allowance for doubtful accounts	5,614	3,635	—	1,909	7,340
Valuation allowance-taxes	12,623	3,405	5,390	—	21,418
Merger and restructuring reserve	622	—	—	59	563
2015
Warranty and overhaul reserves	$87,849	$35,418	$(1,762)	$29,441	$92,064
Allowance for doubtful accounts	6,270	2,026	—	2,682	5,614
Valuation allowance-taxes	1,818	7,024	3,781	—	12,623
Merger and restructuring reserve	686	—	—	64	622
2014
Warranty and overhaul reserves	$60,593	$34,110	$12,717	$19,571	$87,849
Allowance for doubtful accounts	5,707	4,200	—	3,637	6,270
Valuation allowance-taxes	3,332	(1,514)	—	—	1,818
Merger and restructuring reserve	775	—	—	89	686

(1)	Reserves of acquired/(sold) companies; valuation allowances for state and foreign deferred tax assets; impact of fluctuations in foreign currency exchange rates.

(2)	Actual disbursements and/or charges.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

Date:	February 28, 2017	By:	/S/ RAYMOND T. BETLER
Raymond T. Betler,
President and Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Signature and Title	Date

By	/S/ ALBERT J. NEUPAVER	February 28, 2017
Albert J. Neupaver, Executive Chairman of the Board

By	/S/ RAYMOND T. BETLER	February 28, 2017
Raymond T. Betler, President and Chief Executive Officer and Director (Principal Executive Officer)

By	/S/ PATRICK D. DUGAN	February 28, 2017
Patrick D. Dugan, Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)

By	/S/ JOHN A. MASTALERZ	February 28, 2017
John A. Mastalerz, Vice President and Principal Accounting Officer

By	/S/ WILLIAM E. KASSLING	February 28, 2017
William E. Kassling, Lead Director

By	/S/ PHILIPPE ALFROID	February 28, 2017
Philippe Alfroid, Director

By	/S/ ROBERT J. BROOKS	February 28, 2017
Robert J. Brooks, Director

By	/S/ ERWAN FAIVELEY	February 28, 2017
Erwan Faiveley, Director

	/S/ EMILIO A. FERNANDEZ	February 28, 2017
Emilio A. Fernandez, Director

By	/S/ LEE B. FOSTER, II	February 28, 2017
Lee B. Foster, II, Director

By	/S/ LINDA S. HARTY	February 28, 2017
Linda S. Harty, Director

By	/S/ BRIAN P. HEHIR	February 28, 2017
Brian P. Hehir, Director

By	/S/ MICHAEL W. D. HOWELL	February 28, 2017
Michael W. D. Howell, Director

By	/S/ NICKOLAS W. VANDE STEEG	February 28, 2017
Nickolas W. Vande Steeg, Director

EXHIBIT INDEX

Exhibits		Filing Method
2.1	Offer relating to Faiveley Transport, S.A. among Financiere Faiveley S.A., Famille Faiveley Participations, Francois Faiveley, Erwan Faiveley, FW Acquisition, LLC, and Wabtec Corporation dated as of July 27, 2015	15
2.2	Exclusivity Agreement among Financiere Faiveley S.A., Famille Faiveley Participations Francois Faiveley, Erwan Faiveley, FW Acquisition, LLC, and Wabtec Corporation dated as of July 27, 2015	15
2.3	Share Purchase Agreement among Financiere Faiveley S.A., Famille Faiveley Participations Francois Faiveley, Erwan Faiveley, FW Acquisition, LLC and Wabtec Corporation dated as of October 6, 2015	16
2.4	Tender Offer Agreement among Faiveley Transport S.A., FW Acquisition, LLC, and Wabtec Corporation dated as of October 6, 2015	16
2.5	Shareholder's Agreement among Financiere Faiveley S.A., FW Acquisition, LLC, and Wabtec Corporation dated as of October 6, 2015	16
2.6	Amendment No. 1 to Share Purchase Agreement among Mr. Erwan Faiveley, Wabtec France, and Wabtec Corporation dated as of October 24, 2016	17
2.7	Amendment No. 1 to Tender Offer Agreement among Faiveley Transport, S.A., Wabtec France, and Wabtec Corporation dated as of October 24, 2016	17
2.8	Amendment No. 1 to Shareholder’s Agreement among Financiere Faiveley S.A., Famille Faiveley Participations, Francois Faiveley, Erwan Faiveley, and Wabtec Corporation dated as of dated as of October 24, 2016	17
3.1	Restated Certificate of Incorporation of the Company dated January 30, 1995, as amended December 31, 2003	9
3.2	Certificate of Amendment of Restated Certificate of Incorporation dated May 14, 2013	11
3.3	Amended and By-Laws of the Company, effective May 14, 2014	8
4.1	Indenture, dated August 8, 2013 by and between the Company and Wells Fargo, National Association, as Trustee	12
4.2	First Supplemental Indenture, dated August 8, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee	12
4.3	Form of 4.375% Senior Note due 2023 (included in Exhibit 4.2)	12
4.4	Second Supplemental Indenture, dated November 3, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee	19
4.5	Third Supplemental Indenture, dated November 3, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee.	19
4.6	Form of 3.450% Senior Note due 2026 (included in Exhibit 4.5).	19
4.7	Registration Rights Agreement, by and among Westinghouse Air Brake Technologies Corporation, the guarantors listed therein and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as representatives of the several initial purchasers named in the Purchase Agreement (as defined therein).	19
4.8	Purchase Agreement, dated October 31, 2016, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as representatives of the several initial purchasers named therein.	18
4.9	Fourth Supplemental Indenture, dated February 9, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee.	1
10.1	Agreement of Sale and Purchase of the North American Operations of the Railway Products Group, an operating division of American Standard Inc. (now known as Trane), dated as of 1990 between Rail Acquisition Corp. and American Standard Inc. (only provisions on indemnification are reproduced)	2
10.2	Letter Agreement (undated) between the Company and American Standard Inc. (now known as Trane) on environmental costs and sharing	2

10.3	Purchase Agreement dated as of June 17, 1992 among the Company, Schuller International, Inc., Manville Corporation and European Overseas Corporation (only provisions on indemnification are reproduced)	2
10.4	Westinghouse Air Brake Company 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	4
10.5	Westinghouse Air Brake Technologies Corporation 2000 Stock Incentive Plan, as amended *	4
10.6	Employment Agreement with Albert J. Neupaver, dated February 1, 2006 *	3
10.7	Form of Restricted Stock Agreement *	10
10.8	Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan *	5
10.9	Stock Purchase Agreement, by and among the Company, Standard Car Truck Company and Robclif, Inc., dated September 12, 2008	6
10.10	First Amended and Restated Refinancing Credit Agreement, dated as of December 19, 2013, by and among the Company, Wabtec Cooperatief UA, certain subsidiaries as the guarantors, the lenders party thereto and, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, J.P. Morgan Securities, Inc., as Joint Lead Arranges and Joint Book Runners, JP Morgan Chase Bank, N.A. as Syndication Agent, Bank of America, N.A., and Citizens Bank of Pennsylvania, Branch Banking and Trust Company and The Bank of Toyko-Mitsubish UFJ, Ltd., as Co-Documentation Agents	13
10.11
Second Amended and Restated Refinancing Credit Agreement, dated as of June 22, 2016, by and among the Company, Wabtec Cooperatief UA, as borrowers, certain subsidiaries of the Company as guarantors and the lenders party thereto and PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, Merrill Lynch, Pierce, Fenner & Smith Inc., JPMorgan Chase Bank, N.A., HSBC Bank, USA, National Association and Société Générale, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, and HSBC Bank USA, National Association and Société Générale, as Co-Documentation Agents.
		14
10.12	Form of Employment Continuation Agreement entered into by the Company with Albert J. Neupaver, Raymond T. Betler, Charles F. Kovac, R. Mark Cox, David L. DeNinno, Patrick D. Dugan, Scott E. Wahlstrom, Michael E. Fetsko and Timothy R. Wesley*	7
10.13	Amended and Restated Employment Agreement with Stephane Rambaud-Measson dated October 24, 2016*	1
10.14	Amended and Restated Employment Agreement with Guillaume Bouhours dated October 24, 2016*	1
10.15	Wabtec Corporation Deferred Compensation Plan for Executive Officers and Directors as adopted December 10, 2009 *	10
10.16	Form of Agreement for Nonstatutory Stock Option under the 1995 Non-Employee Directors’ Fee and Stock Option Plan, as amended *	10
10.17	Form of Agreement for Nonstatutory Stock Options under 2000 Stock Incentive Plan, as amended *	10
10.18	Form of Agreement for Nonstatutory Stock Options under 2011 Stock Incentive Plan as amended *	10
21.0	List of subsidiaries of the Company	1
23.1	Consent of Ernst & Young LLP	1
23.2	Consent of PricewaterhouseCoopers Audit	1
31.1	Rule 13a-14(a)/15d-14(a) Certifications	1
31.2	Rule 13a-14(a)/15d-14(a) Certifications	1
32.1	Section 1350 Certifications	1
101.INS	XBRL Instance Document.	1
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	1
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1

1	Filed herewith.

2	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-90866).

3	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 033-90866) for the period ended March 31, 2006.

4	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on April 13, 2006.

5	Filed as an Annex to the Company’s Schedule 14A Proxy Statement (File No. 1-13782) filed on March 31, 2011.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 1-13782) for the period ended September 30, 2008.

7	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782) dated July 2, 2009.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated May 19, 2014.

9	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 25, 2011.

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 22, 2013.

11	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated May 15, 2013.

12	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-13782), dated August 8, 2013.

13	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-13782), dated February 21, 2014.

14	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated June 24, 2016.

15	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated July 30, 2015.

16	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated October 6, 2015.

17	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated October 26, 2016.

18	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated November 1, 2016.

19	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-13782), dated November 3, 2016.

*	Management contract or compensatory plan.