Form 10-Q
period 2017-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2017-05-04
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	(Do not check if smaller reporting company)
Emerging growth company	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock, $.01 par value per share	95,960,503 shares

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
March 31, 2017
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In thousands, except shares and par value	March 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$280,179	$398,484
Accounts receivable	754,358	667,596
Unbilled accounts receivable	297,184	274,912
Inventories	703,881	658,510
Deposit in escrow	—	744,748
Other current assets	130,631	123,381
Total current assets	2,166,233	2,867,631
Property, plant and equipment	935,900	912,230
Accumulated depreciation	(411,841)	(393,854)
Property, plant and equipment, net	524,059	518,376
Other Assets
Goodwill	2,188,503	2,078,765
Other intangibles, net	1,089,112	1,053,860
Other noncurrent assets	62,992	62,386
Total other assets	3,340,607	3,195,011
Total Assets	$6,030,899	$6,581,018

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$512,230	$530,211
Customer deposits	351,599	256,591
Accrued compensation	141,762	145,324
Accrued warranty	123,817	123,190
Current portion of long-term debt	87,373	129,809
Other accrued liabilities	254,626	261,514
Total current liabilities	1,471,407	1,446,639
Long-term debt	1,782,624	1,762,967
Accrued postretirement and pension benefits	110,120	110,597
Deferred income taxes	258,228	245,680
Accrued warranty	13,849	15,802
Other long-term liabilities	25,903	22,508
Total liabilities	3,662,131	3,604,193
Commitments and contingent liabilities (Note 14)
Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 95,896,236 and 95,425,432 outstanding
at March 31, 2017 and December 31, 2016, respectively	1,323	1,323
Additional paid-in capital	894,377	869,951
Treasury stock, at cost, 36,453,298 and 36,924,102 shares,
at March 31, 2017 and December 31, 2016, respectively	(830,032)	(838,950)
Retained earnings	2,617,575	2,553,258
Accumulated other comprehensive loss	(331,652)	(379,605)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	2,351,591	2,205,977
Noncontrolling interest	17,177	770,848
Total equity	2,368,768	2,976,825
Total Liabilities and Equity	$6,030,899	$6,581,018
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended March 31,
In thousands, except per share data	2017	2016

Net sales	$916,034	$772,031
Cost of sales	(646,327)	(516,851)
Gross profit	269,707	255,180
Selling, general and administrative expenses	(122,341)	(89,751)
Engineering expenses	(23,464)	(17,953)
Amortization expense	(9,044)	(5,295)
Total operating expenses	(154,849)	(112,999)
Income from operations	114,858	142,181
Other income and expenses
Interest expense, net	(17,712)	(4,871)
Other income (expense), net	2,319	154
Income from operations before income taxes	99,465	137,464
Income tax expense	(27,461)	(43,301)
Net income	72,004	94,163
Less: Net loss attributable to noncontrolling interest	1,885	—
Net income attributable to Wabtec shareholders	$73,889	$94,163

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.77	$1.03
Diluted
Net income attributable to Wabtec shareholders	$0.77	$1.02

Weighted average shares outstanding
Basic	95,243	91,258
Diluted	95,991	92,149

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended March 31,
In thousands	2017	2016

Net income attributable to Wabtec shareholders	$73,889	$94,163
Foreign currency translation gain	49,395	32,211
Unrealized gain (loss) on derivative contracts	1,693	(2,193)
Unrealized loss on pension benefit plans and post-retirement benefit plans	(3,074)	(3,783)
Other comprehensive income before tax	48,014	26,235
Income tax (expense) benefit related to components of
other comprehensive income	(61)	1,387
Other comprehensive income, net of tax	47,953	27,622
Comprehensive income attributable to Wabtec shareholders	$121,842	$121,785

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended March 31,
In thousands, except per share data	2017	2016

Operating Activities
Net income	$72,004	$94,163
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	25,229	16,232
Stock-based compensation expense	5,692	5,510
Loss on disposal of property, plant and equipment	153	18
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(96,481)	(23,844)
Inventories	(32,145)	1,400
Accounts payable	(24,690)	(18,002)
Accrued income taxes	2,188	29,779
Accrued liabilities and customer deposits	85,303	(12,832)
Other assets and liabilities	(63,349)	(16,858)
Net cash (used for) provided by operating activities	(26,096)	75,566
Investing Activities
Purchase of property, plant and equipment	(19,327)	(8,504)
Proceeds from disposal of property, plant and equipment	284	84
Acquisitions of businesses, net of cash acquired	(67,581)	(210)
Release of deposit in escrow	23,548	—
Net cash used for investing activities	(63,076)	(8,630)
Financing Activities
Proceeds from debt	458,273	195,000
Payments of debt	(482,591)	(85,453)
Purchase of treasury stock	—	(133,738)
Proceeds from exercise of stock options and other benefit plans	1,259	515
Payment of income tax withholding on share-based compensation	(6,842)	(9,006)
Cash dividends ($0.10 and $0.08 per share for the three months
ended March 31, 2017 and 2016, respectively)	(9,572)	(7,355)
Net cash used for financing activities	(39,473)	(40,037)
Effect of changes in currency exchange rates	10,340	9,684
(Decrease) Increase in cash	(118,305)	36,583
Cash, beginning of period	398,484	226,191
Cash, end of period	$280,179	$262,774

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 30 countries. In the first three months of 2017, approximately 65% of the Company’s revenues came from customers outside the U.S.

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
The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2016. The December 31, 2016 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Revenue Recognition Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition.” Revenue is recognized when products have been shipped to the respective customers, title has passed and the price for the product has been determined.
In general, the Company recognizes revenue from long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $297.2 million and $274.9 million, customer deposits were $351.6 million and $256.6 million, and provisions for loss contracts were $81.4 million and $60.5 million at March 31, 2017 and December 31, 2016, respectively.
Pre-Production Costs Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $31.4 million and $29.4 million at March 31, 2017 and December 31, 2016, respectively.
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
Financial Derivatives and Hedging Activities As part of its risk management strategy, the Company utilizes derivative financial instruments to manage its exposure due to changes in foreign currencies and interest rates. For further information regarding financial derivatives and hedging activities, refer to Footnotes 12 and 13.

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
Noncontrolling Interests In accordance with ASC 810 "Consolidation", the Company has classified noncontrolling interests as equity on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. Net loss attributable to noncontrolling interests for the three months ended March 31, 2017 was $1.9 million and was not material for the three months ended March 31, 2016. Other comprehensive income attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016 was not material.
Recently Issued Accounting Pronouncements In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The amendments in this update require the service cost component of net benefit costs to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside income from operations. This update also allows the service cost component to be eligible for capitalization when applicable. The ASU is effective for public companies in the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company does not expect the adoption of this guidance in 2018 to have a material impact on the Company's financial statements.
In January 2017, the FASB issued ASU No. 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in this update eliminate the requirement to perform Step 2 of the goodwill impairment test. Instead, an entity should perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value up to the carrying amount of the goodwill. The ASU is effective for public companies in the fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The impact of adopting this guidance could result in a change in the overall conclusion as to whether or not a reporting units' goodwill is impaired and the amount of an impairment charge recognized in the event a reporting units' carrying value exceeds its fair value. All of the Company's reporting units had fair value that was substantially greater than the carrying value as of the Company's last quantitative goodwill impairment test, which was performed as of October 1, 2016.
In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash". The amendments in this update require a statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for public companies in the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contract with Customers.”  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Board voted to propose that the standard would take effect for reporting periods beginning after December 15, 2017 and that early adoption would be allowed as of the original effective date. The impact of adopting the new standard on net sales and operating income for the three months ended March 31, 2017 and 2016 is not expected to be material. The Company also does not expect a material impact to the consolidated balance sheet. The impact to results is not anticipated to be material because the analysis of the Company's current contracts under the new revenue recognition standard supports the recognition of revenue over time under the cost-to-cost method for the majority of our contracts, which is consistent with our current revenue recognition model. The Company plans to adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first reporting period of 2018. The Company is in the process of drafting an updated accounting policy, evaluating new disclosure requirements and identifying and implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance.
Recently Adopted Accounting Pronouncements In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU simplifies several aspects for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2016. In accordance with this update, the Company began recognizing all excess tax deficiencies and tax benefits from share-based payment awards as a benefit or expense to income tax in the income statement. This update has been adopted prospectively in accordance with the ASU and the impact of adoption on the income statement was not material. Additionally in accordance with this update, the Company began classifying excess income tax benefits from exercise of stock options as an operating activity on the consolidated statement of cash flows. The Company elected to adopt this amendment retrospectively and the impact of the adoption on operating and financing cash flows for the three months ended March 31, 2016 was not material.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The Company elected to early adopt this ASU as of December 31, 2016; therefore, all deferred income tax assets and liabilities are classified in the noncurrent deferred income taxes line-items on the consolidated balance sheets.
Other Comprehensive Income Comprehensive income comprises both net income and the change in equity from transactions and other events and circumstances from nonowner sources.
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2017 are as follows:

In thousands	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2016	$(321,033)	$(2,957)	$(55,615)	$(379,605)
Other comprehensive income (loss) before reclassifications	49,395	903	(3,363)	46,935
Amounts reclassified from accumulated other
comprehensive income	—	426	592	1,018
Net current period other comprehensive income (loss)	49,395	1,329	(2,771)	47,953
Balance at March 31, 2017	$(271,638)	$(1,628)	$(58,386)	$(331,652)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(422)	Cost of sales
Amortization of net loss	1,240	Cost of sales
	818	Income from Operations
	(226)	Income tax expense
	$592	Net income

Derivative contracts
Realized loss on derivative contracts	$589	Interest expense, net
	(163)	Income tax expense
	$426	Net income
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2016 are as follows:

	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2015	$(227,349)	$(2,987)	$(46,383)	$(276,719)
Other comprehensive income (loss) before reclassifications	32,211	(1,885)	(3,533)	26,793
Amounts reclassified from accumulated other
comprehensive income	—	325	504	829
Net current period other comprehensive (loss)	32,211	(1,560)	(3,029)	27,622
Balance at March 31, 2016	$(195,138)	$(4,547)	$(49,412)	$(249,097)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(385)	Cost of sales
Amortization of net loss	1,120	Cost of sales
	735	Income from Operations
	(231)	Income tax expense
	$504	Net income

Derivative contracts
Realized loss on derivative contracts	$474	Interest expense, net
	(149)	Income tax expense
	$325	Net income

3. ACQUISITIONS
Faiveley Transport
On November 30, 2016, the Company acquired majority ownership of Faiveley Transport S.A. (“Faiveley Transport”) under the terms of a Share Purchase Agreement (“Share Purchase Agreement”). Faiveley Transport is a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries. Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of value-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access & Mobility (passenger access systems and platform doors), and Brakes and Safety (braking systems and couplers). The transaction has been structured as a step acquisition as follows:

•
On November 30, 2016, the Company acquired majority ownership of Faiveley Transport, after completing the purchase of the Faiveley family’s ownership interest under the terms of the Share Purchase Agreement, which directed the Company to pay €100 per share of Faiveley Transport, payable between 25% and 45% in cash at the election of those shareholders. The Faiveley family’s ownership interest acquired by the Company represented approximately 51% of outstanding share capital and approximately 49% of the outstanding voting shares of Faiveley Transport. Upon completion of the share purchase under the Share Purchase Agreement, Wabtec commenced a tender offer for the remaining publicly traded Faiveley Transport shares. The public shareholders had the option to elect to receive €100 per share in cash or 1.1538 shares of Wabtec common stock per share of Faiveley Transport. The common stock portion of the consideration was subject to a cap on issuance of Faiveley common shares that will be equivalent to the rates of cash and stock elected by the 51% owners.

•
On February 3, 2017, the initial cash tender offer was closed which resulted in the Company acquiring approximately 27% of additional outstanding share capital and voting rights of Faiveley Transport for approximately $411.8 million in cash and $25.2 million in Wabtec stock. After the initial cash tender offer the Company owned approximately 78% of outstanding share capital and 76% of voting rights.

•
On March 6, 2017, the final cash tender offer was closed which resulted in the Company acquiring approximately 21% of additional outstanding share capital and 22% of additional outstanding voting rights of Faiveley Transport for approximately $303.2 million in cash and $0.3 million in Wabtec stock. After the final cash tender offer the Company owned approximately 99% of the share capital and 98% of the voting rights of Faiveley Transport.

•
On March 21, 2017, a mandatory squeeze-out procedure was finalized which resulted in the Company acquiring the Faiveley Transport shares not tendered in the offers for approximately$17.5 million in cash. This resulted in the Company owning 100% of the share capital and voting rights of Faiveley Transport.

As of November 30, 2016, the date the Company acquired 51% of the share capital and 49% of the voting interest in Faiveley Transport, Faiveley Transport was consolidated under the variable interest entity model as the Company concluded that it is the primary beneficiary of Faiveley Transport as it possesses the power to direct the activities of Faiveley Transport that most significantly impact its economic performance and it possesses the obligation and right to absorb losses and benefits from Faiveley Transport.
The aggregate value of consideration paid for 100% ownership of Faiveley Transport was $1,736.1 million including $944.3 million in cash, $560.2 million in stock or approximately 6.6 million shares, $409.9 million in debt assumed, less $178.3 million in cash acquired. The $744.7 million included as deposits in escrow on the consolidated balance sheet at December 31, 2016 was cash designated for use as consideration for the tender offers.
The fair values of the assets acquired and liabilities assumed are preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3. The December 31, 2016 consolidated balance sheet includes the assets and liabilities of Faiveley Transport, which have been measured at fair value. The fair value of the noncontrolling interest was preliminarily determined using the market price of Faiveley Transport’s publicly traded common stock multiplied by the number of publicly traded common shares outstanding at the acquisition date and is considered Level 1. The acquisition of the noncontrolling interest in the three months ended March 31, 2017 resulted in a $8.9 million increase to additional paid-in capital on the consolidated balance sheet which represents the difference in consideration paid to acquire the noncontrolling interest and the carrying value of noncontrolling interest at acquisition.

The following table summarizes the preliminary estimated fair values of the Faiveley Transport assets acquired and liabilities assumed:

In thousands
Assets acquired
Cash and cash equivalents	$178,318
Accounts receivable	444,918
Inventories	206,516
Other current assets	66,152
Property, plant, and equipment	161,663
Goodwill	1,232,143
Trade names	333,823
Customer relationships	255,354
Patents	1,201
Other noncurrent assets	158,726
Total assets acquired	3,038,814
Liabilities assumed
Current liabilities	774,751
Debt	409,899
Other noncurrent liabilities	347,349
Total liabilities assumed	1,531,999
Net assets acquired	$1,506,815
These estimates are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. During the three months ended March 31, 2017, the estimated fair values for current liabilities were adjusted by $28.9 million for changes to initial estimates based on information that existed at the date of acquisition. Additionally, the estimated fair values for accounts receivable and current liabilities were adjusted by $2.8 million and $27.9 million, respectively, to correct errors in the preliminary estimated fair values of the Faiveley Transport assets acquired and liabilities assumed. Other noncurrent assets were adjusted by $17.0 million to record the deferred tax impact of these adjustments. As a result of these adjustments and other immaterial adjustments related to changes to initial estimates based on information that existed at the date of acquisition, goodwill increased by $43.8 million. Accounts receivable and current liabilities were adjusted by $64.3 million to correct an error in the preliminary estimated fair values of Faiveley Transport assets and liabilities assumed related to a factoring arrangement with recourse.
Substantially all of the accounts receivable acquired are expected to be collectible. Included in current liabilities is $25.9 million of accrued compensation for acquired share-based stock plans that are obligated to be settled in cash. Contingent liabilities assumed as part of the transaction were not material. These contingent liabilities are related to contract disputes, environmental, legal and tax matters. Contingent liabilities are recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which is an exception to the fair value basis of accounting.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits, including synergies and assembled workforce, the Company expects to achieve as a result of the acquisition. Purchased goodwill is not expected to be deductible for tax purposes. The goodwill has been preliminarily allocated to the Transit segment.
For the three months ended March 31, 2017, the Company’s consolidated statement of income included $274.7 million of revenues.
Other Acquisitions
The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•
On March 14, 2017, the Company acquired Aero Transportation Products ("ATP"), a manufacturer of engineered covering systems for hopper freight cars for a purchase price of approximately $65.2 million, net of cash acquired, resulting in preliminary goodwill of $35.1 million, none of which will be deductible for tax purposes.

•
On December 14, 2016, the Company acquired Workhorse Rail LLC ("Workhorse"), a supplier of engineered freight car components, mainly for the aftermarket for a purchase price of approximately $44.3 million, net of cash acquired, resulting in preliminary goodwill of $24.8 million, 37.8% of which will be deductible for tax purposes.

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

The acquisitions listed above include escrow deposits of $48.6 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition for ATP, Workhorse, Precision Turbo, Gerken and Unitrac:

	ATP	Workhorse	Precision Turbo	Gerken	Unitrac
In thousands	March 14, 2017	December 14, 2016	November 17, 2016	August 1, 2016	May 5, 2016
Current assets	$10,882	$9,137	$4,183	$32,706	$12,136
Property, plant & equipment	2,787	0	1,346	7,667	1,768
Goodwill	35,146	24,838	3,942	17,470	1,388
Other intangible assets	34,800	19,400	5,200	30,560	1,230
Other assets	—	—	—	1,706	—
Total assets acquired	83,615	53,375	14,671	90,109	16,522
Total liabilities assumed	(18,403)	(9,083)	(825)	(27,262)	(2,144)
Net assets acquired	$65,212	$44,292	$13,846	$62,847	$14,378
Of the $681.6 million of total acquired other intangible assets, $357.1 million was assigned to trade names, $317.8 million was assigned to customer relationships, and $5.0 million was assigned to intellectual property. The trade names were determined to have indefinite useful lives, while the intellectual property and customer relationships’ average useful lives are 20 years, and the non-compete agreements' useful life is 5 years.
The Company also made smaller acquisitions not listed above.

The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2016:

In thousands	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net sales	$921,407	$1,116,789
Gross profit	270,605	345,081
Net income attributable to Wabtec shareholders	72,250	114,444
Diluted earnings per share
As Reported	$0.77	$1.02
Pro forma	$0.77	$1.16

4. INVENTORIES
The components of inventory, net of reserves, were:

In thousands	March 31, 2017	December 31, 2016
Raw materials	$360,374	$331,465
Work-in-progress	166,143	145,462
Finished goods	177,364	181,583
Total inventories	$703,881	$658,510

5. INTANGIBLES
The change in the carrying amount of goodwill by segment for the three months ended months ended March 31, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2016	$550,902	$1,527,863	$2,078,765
Adjustment to preliminary purchase allocation	2,260	48,687	50,947
Acquisitions	35,165	—	35,165
Foreign currency impact	3,343	20,283	23,626
Balance at March 31, 2017	$591,670	$1,596,833	$2,188,503
As of March 31, 2017 and December 31, 2016, the Company’s trade names had a net carrying amount of $525.7 million and $510.5 million, respectively, and the Company believes these intangibles have indefinite lives.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In thousands	March 31, 2017	December 31, 2016
Patents, non-compete and other intangibles, net of accumulated
amortization of $43,280 and $42,538	$13,071	$15,360
Customer relationships, net of accumulated amortization
of $95,984 and $87,334	550,317	528,068
Total	$563,388	$543,428
The weighted average remaining useful life of patents, customer relationships and other intangibles were 10 years, 18 years and 16 years, respectively. Amortization expense for intangible assets was $9.0 million and $5.3 million for the three months ended March 31, 2017, and 2016, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

Remainder of 2017	$25,308
2018	33,328
2019	32,284
2020	30,762
2021	30,774

6. LONG-TERM DEBT
Long-term debt consisted of the following:

In thousands	March 31, 2017	December 31, 2016
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $2,485 and $2,526	$747,515	$747,474
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,626 and $1,690	248,374	248,310
Revolving Credit Facility, net of unamortized debt issuance costs of $3,500 and $3,850	825,773	796,150
Schuldschein Loan	41,718	98,671
Other Borrowings	5,359	1,153
Capital Leases	1,258	1,018
Total	1,869,997	1,892,776
Less - current portion	87,373	129,809
Long-term portion	$1,782,624	$1,762,967
Wabtec's acquisition of the controlling stake of Faiveley Transport triggered the early repayment of a syndicated loan and the mandatory offer to investors to repay the U. S. and Schuldschein private placements. Both the syndicated loan and U.S. private placements were repaid in full in December 2016.
3.45% Senior Notes Due November 2026
In October 2016, the Company issued $750.0 million of Senior Notes due in 2026 (the "2016 Notes"). The 2016 Notes were issued at 99.965% of face value. Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year. The proceeds were used to finance the cash portion of the Faiveley Transport acquisition, refinance Faiveley Transport's indebtedness, and for general corporate purposes. The principal balance is due in full at maturity. The Company incurred $2.6 million of deferred financing costs related to the issuance of the 2016 Notes.
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
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended its existing revolving credit facility with a consortium of commercial banks. This “2016 Refinancing Credit Agreement” provides the Company with a $1.2 billion, 5 year revolving credit facility and a $400.0 million delayed draw term loan (the “Term Loan”). The Company incurred approximately $3.3 million of deferred financing cost related to the 2016 Refinancing Credit Agreement. The facility expires on June 22, 2021. The 2016 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At March 31, 2017, the Company had available bank borrowing capacity, net of $32.7 million of letters of credit, of approximately $728.0 million, subject to certain financial covenant restrictions.
The Term Loan was initially drawn on November 25, 2016. The Company incurred a 10 basis point commitment fee from June 22, 2016 until the initial draw.
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
At March 31, 2017, the weighted average interest rate on the Company’s variable rate debt was 2.61%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement was July 31, 2013, and the termination date was November 7, 2016. The impact of the interest rate swap agreement converted a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value was fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for these agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with excellent credit ratings and history of performance.  The Company currently believes the risk of nonperformance is negligible.
The 2016 Refinancing Credit Agreement limits the Company’s ability to declare or pay cash dividends and prohibits the Company from declaring or making other distributions, subject to certain exceptions. The 2016 Refinancing Credit Agreement contains various other covenants and restrictions including the following limitations: incurrence of additional indebtedness; mergers, consolidations, sales of assets and acquisitions; additional liens; sale and leasebacks; permissible investments, loans and advances; certain debt payments; and imposes a minimum interest expense coverage ratio of 3.0 and a maximum debt to EBITDA ratio of 3.25. The Company is in compliance with the restrictions and covenants of the 2016 Refinancing Credit Agreement and does not expect that these measurements will limit the Company in executing its operating activities.
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
Schuldschein Loan, Due 2016
In conjunction with the acquisition of Faiveley Transport, Wabtec acquired $137.2 million of a Schuldschein private placement loan which was originally issued by Faiveley Transport on March 5, 2014 in Germany, in which approximately 20 international investors participated. This loan is denominated in euros. Subsequent to the acquisition of Faiveley Transport, the Company repaid $95.5 million of the outstanding Schuldshein loan. The remaining balance of $41.7 million as of March 31, 2017 is divided into three tranches with original maturities of 7 and 10 years bearing fixed rates. The Company has notified investors of its intention to repay the remaining three tranches in full. A summary of the tranches as of March 31, 2017 are as follows:

Maturity	Rate	Amounts
December 2020	3.04%	$21,390
March 2021	3.07%	9,630
March 2024	4.00%	10,698
Total		$41,718
The Schuldschein loan is senior unsecured and ranks pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The Schuldshein loan agreement contains covenants and undertakings which limit among other things, the following: factoring of receivables, the incurrence of indebtedness, sale of assets, change of control, mergers and consolidations and incurrence of liens. At March 31, 2017, the Company is in compliance with the undertakings and covenants contained in the loan agreement.
For the three months ended March 31, 2017, the Company has repaid $18.7 million of the private placement fixed tranches and $39.6 million in floating tranches outstanding at December 31, 2016.

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.
The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended March 31,		Three Months Ended March 31,
In thousands, except percentages	2017	2016	2017	2016
Net periodic benefit cost
Service cost	$86	$84	$614	$473
Interest cost	356	369	1,677	1,486
Expected return on plan assets	(433)	(519)	(2,910)	(2,405)
Net amortization/deferrals	248	229	685	620
Curtailment loss recognized	—	—	—	240
Net periodic benefit cost	$257	$163	$66	$414

Assumptions
Discount Rate	3.95%	4.21%	2.51%	3.56%
Expected long-term rate of return	4.95%	5.70%	4.93%	5.81%
Rate of compensation increase	3.00%	3.00%	2.54%	3.10%

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
The Company uses a December 31 measurement date for all post retirement plans.
The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended March 31,		Three Months Ended March 31,
In thousands, except percentages	2017	2016	2017	2016
Net periodic benefit cost
Service cost	$1	$1	$7	$7
Interest cost	88	97	24	25
Net amortization/deferrals	(73)	(105)	(7)	(9)
Net periodic benefit (credit) cost	$16	$(7)	$24	$23

Assumptions
Discount Rate	3.76%	3.95%	3.46%	3.90%

8. STOCK-BASED COMPENSATION
As of March 31, 2017, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a 10 year term through March 27, 2021 and provides a maximum of 3,800,000 shares for grants or awards. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“the Directors Plan”).
Stock-based compensation expense was $5.7 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively. Included in stock-based compensation expense for the three months ended March 31, 2017 is $0.4 million of expense related to stock options, $1.7 million related to non-vested restricted stock, $0.8 million related to restricted stock units, $2.4 million related to incentive stock units and $0.4 million related to units issued for Directors’ fees. At March 31, 2017, unamortized compensation expense related to those stock options, non-vested restricted shares units and incentive stock units expected to vest totaled $44.9 million and will be recognized over a weighted average period of 1.6 years.
Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the three months ended months ended March 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2016	1,098,823	$35.39	4.3	$52,332
Granted	64,507	87.05		(584)
Exercised	(47,567)	26.46		2,452
Canceled	(471)	83.14		(2)
Outstanding at March 31, 2017	1,115,292	38.74	4.4	43,783
Exercisable at March 31, 2017	923,878	30.90	3.7	43,513
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Dividend yield	0.23%	0.26%
Risk-free interest rate	2.17%	1.47%
Stock price volatility	23.4%	26.9%
Expected life (years)	5.0	5.0
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest and be awarded ranging from 0% to 200% of the initial incentive stock units granted. The incentive stock units included in the table below represent the number of shares that are expected to vest based on the

Company’s estimate for meeting those established performance targets. As of March 31, 2017, the Company estimates that it will achieve 92%, 95% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2017, 2018, and 2019, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.
The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the three months ended March 31, 2017:

	Restricted Stock and Units	Incentive Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	396,295	424,750	$72.18
Granted	128,985	155,575	87.02
Vested	(112,504)	(153,271)	69.38
Adjustment for incentive stock awards expected to vest	—	(2,558)	72.79
Canceled	(4,103)	(2,458)	77.20
Outstanding at March 31, 2017	408,673	422,038

9. INCOME TAXES
The overall effective income tax rate was 27.6% and 31.5% for the three months ended March 31, 2017 and 2016.  For the three months ended March 31, 2017, the decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions.
As of March 31, 2017 and December 31, 2016, the liability for income taxes associated with uncertain tax positions was $8.4 million, of which $4.2 million, if recognized, would favorably affect the Company’s effective tax rate.
The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2017, the total accrued interest and penalties were $0.9 million and $0.3 million, respectively. As of December 31, 2016, the total accrued interest and penalties were $0.8 million and $0.3 million, respectively.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $4.0 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.  With limited exceptions, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2013.

10. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,
In thousands, except per share data	2017	2016
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$73,889	$94,163
Less: dividends declared - common shares and non-vested restricted stock	(9,572)	(7,355)
Undistributed earnings	64,317	86,808
Percentage allocated to common shareholders (1)	99.7%	99.7%
	64,124	86,548
Add: dividends declared - common shares	9,542	7,332
Numerator for basic and diluted earnings per common share	$73,666	$93,880
Denominator
Denominator for basic earnings per common share - weighted average shares	95,243	91,258
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	748	891
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	95,991	92,149
Net income attributable to Wabtec shareholders per common share
Basic	$0.77	$1.03
Diluted	$0.77	$1.02

(1) Basic weighted-average common shares outstanding	95,243	91,258
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	95,544	91,543
Percentage allocated to common shareholders	99.7%	99.7%
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

11. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In thousands	2017	2016
Balance at beginning of year	$138,992	$92,064
Warranty expense	5,760	10,880
Acquisitions	62	—
Warranty claim payments	(8,224)	(7,287)
Foreign currency impact/other	1,076	(25)
Balance at March 31	$137,666	$95,632

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gain and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three months ended March 31, 2017 and March 31, 2016, the amounts reclassified into income were not material.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized gain related to these contracts was $0.4 million for the three months ended March 31, 2017. These contracts are schedule to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections.

In millions	Designated	Non-Designated	Total
Gross notional amount	$911.0	$490.0	$1,401.0

Fair Value:
Other current assets	1.1	0.4	1.5
Other current liabilities	(0.5)	(0.2)	(0.7)
Total	$0.6	$0.2	$0.8
Interest Rate Hedging The Company uses interest rate swaps to manage interest rate exposures. The Company is exposed to interest rate volatility with regard to existing floating rate debt. Primary exposure includes the London Interbank Offered Rates (LIBOR). Derivatives used to hedge risk associated with changes in the fair value of certain variable-rate debt are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of debt obligations are recognized in current period earnings. Refer to footnote 13 for further information on interest rate swaps.
As of March 31, 2017, the Company has recorded a current liability of $3.0 million and an accumulated other comprehensive loss of $1.8 million, net of tax, related to these agreements.

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
The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2017, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at March 31, 2017 Using
In thousands	Total Carrying Value at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$2,969	$—	$2,969	$—
Total	$2,969	$—	$2,969	$—
The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2016, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at December 31, 2016 Using
In thousands	Total Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$3,888	$—	$3,888	$—
Total	$3,888	$—	$3,888	$—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at March 31, 2017 and December 31, 2016. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 and 2016 Notes are considered Level 2 based on the fair value valuation hierarchy.
The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	March 31, 2017		December 31, 2016
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swap agreement	$2,969	$2,969	$3,888	$3,888
4.375% Senior Notes	248,374	260,710	248,310	260,265
3.45% Senior Notes	747,515	730,178	747,474	719,273
The fair value of the Company’s interest rate swap agreements and the 2013 and 2016 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

14. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, in Note 19 therein, filed on February 28, 2017. During the first three months ended months of 2017, there were no material changes to the information described in the Form 10-K.
From time to time, the Company is involved in litigation related to claims arising out of the Company's operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, in Note 19 therein, filed on February 28, 2017. Except as described below, there have been no material changes to the information described in the Form 10-K.
On April 21, 2016, Siemens Industry, Inc. (Siemens) filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven (7) patents owned by Siemens, all of which are related to Positive Train Control technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company's Positive Train Control Products. The Company has filed answers, and asserted counterclaims, in response to Siemens' complaints. The case is still in the preliminary stages, but the Company has begun filing for Inter-Parties Review proceedings before the U.S. Patent & Trademark Office seeking to invalidate the Siemens patents. Wabtec believes the claims are without merit and is vigorously defending itself.

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
Segment financial information for the three months ended March 31, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$347,946	$568,088	$—	$916,034
Intersegment sales/(elimination)	9,087	5,686	(14,773)	—
Total sales	$357,033	$573,774	$(14,773)	$916,034
Income (loss) from operations	$71,395	$49,148	$(5,685)	$114,858
Interest expense and other, net	—	—	(15,393)	(15,393)
Income (loss) from operations before income taxes	$71,395	$49,148	$(21,078)	$99,465
Segment financial information for the three months ended March 31, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$442,669	$329,362	$—	$772,031
Intersegment sales/(elimination)	5,808	1,677	(7,485)	—
Total sales	$448,477	$331,039	$(7,485)	$772,031
Income (loss) from operations	$106,675	$45,010	$(9,504)	$142,181
Interest expense and other, net	—	—	(4,717)	(4,717)
Income (loss) from operations before income taxes	$106,675	$45,010	$(14,221)	$137,464
Sales by product are as follows:

	Three Months Ended March 31,
In thousands	2017	2016
Specialty Products & Electronics	$315,067	$378,269
Transit Products	258,419	48,795
Brake Products	180,459	158,033
Remanufacturing, Overhaul & Build	129,058	151,906
Other	33,031	35,028
Total sales	$916,034	$772,031

16. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The obligations under the Company's 2016 Notes, 2013 Notes, and Revolving Credit Facility and Term Loan are full and unconditionally guaranteed by all U.S. subsidiaries as guarantors. Each guarantor is 100% owned by the parent company. In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.
Balance Sheet for March 31, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$2,528	$7,172	$270,479	$—	$280,179
Receivables, net	71,106	207,705	772,731	—	1,051,542
Inventories	131,680	135,067	437,134	—	703,881
Current assets - other	34,516	3,923	92,192	—	130,631
Total current assets	239,830	353,867	1,572,536	—	2,166,233
Property, plant and equipment	49,179	127,726	347,154	—	524,059
Goodwill	25,275	537,949	1,625,279	—	2,188,503
Investment in subsidiaries	5,656,301	1,450,967	—	(7,107,268)	—
Other intangibles, net	31,566	255,986	801,560	—	1,089,112
Other long term assets	32,504	6,312	24,176	—	62,992
Total assets	$6,034,655	$2,732,807	$4,370,705	$(7,107,268)	$6,030,899
Current liabilities	$173,300	190,455	$1,107,652	—	$1,471,407
Inter-company	1,779,360	(1,889,230)	109,870	—	—
Long-term debt	1,685,389	47	97,188	—	1,782,624
Long-term liabilities - other	45,015	101,756	261,329	—	408,100
Total liabilities	3,683,064	(1,596,972)	1,576,039	—	3,662,131
Shareholders' equity	2,351,591	4,330,922	2,776,346	(7,107,268)	2,351,591
Non-controlling interest	—	(1,143)	18,320	—	17,177
Total shareholders' equity	$2,351,591	$4,329,779	$2,794,666	$(7,107,268)	$2,368,768
Total Liabilities and Shareholders' Equity	$6,034,655	$2,732,807	$4,370,705	$(7,107,268)	$6,030,899

Balance Sheet for December 31, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$2,522	$9,496	$386,466	$—	$398,484
Receivables, net	79,041	202,779	660,688	—	942,508
Inventories	120,042	128,076	410,392	—	658,510
Current assets - other	52,576	(17,844)	833,397	—	868,129
Total current assets	254,181	322,507	2,290,943	—	2,867,631
Property, plant and equipment	49,031	126,661	342,684	—	518,376
Goodwill	25,275	477,472	1,576,018	—	2,078,765
Investment in subsidiaries	5,388,613	1,325,150	—	(6,713,763)	—
Other intangibles, net	31,897	204,512	817,451	—	1,053,860
Other long term assets	9,592	(1,914)	54,708	—	62,386
Total assets	$5,758,589	$2,454,388	$5,081,804	$(6,713,763)	$6,581,018
Current liabilities	$194,983	196,956	$1,054,700	—	$1,446,639
Inter-company	1,562,399	(1,848,777)	286,378	—	—
Long-term debt	1,761,933	58	976	—	1,762,967
Long-term liabilities - other	33,298	74,977	286,312	—	394,587
Total liabilities	3,552,613	(1,576,786)	1,628,366	—	3,604,193
Shareholders' equity	2,205,976	4,032,250	2,681,514	(6,713,763)	2,205,977
Non-controlling interest	—	(1,076)	771,924	—	770,848
Total shareholders' equity	$2,205,976	$4,031,174	$3,453,438	$(6,713,763)	$2,976,825
Total Liabilities and Shareholders' Equity	$5,758,589	$2,454,388	$5,081,804	$(6,713,763)	$6,581,018
Income Statement for the Three Months Ended March 31, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$144,544	$258,712	$544,388	$(31,610)	$916,034
Cost of sales	(98,950)	(167,607)	(403,966)	24,196	(646,327)
Gross profit (loss)	45,594	91,105	140,422	(7,414)	269,707
Total operating expenses	(24,293)	(29,871)	(100,685)	—	(154,849)
Income (loss) from operations	21,301	61,234	39,737	(7,414)	114,858
Interest (expense) income, net	(14,611)	2,160	(5,261)	—	(17,712)
Other income (expense), net	13,081	(1,260)	(9,502)	—	2,319
Equity earnings (loss)	68,285	11,942	—	(80,227)	—
Pretax income (loss)	88,056	74,076	24,974	(87,641)	99,465
Income tax expense	(14,165)	(141)	(13,155)	—	(27,461)
Net income (loss)	73,891	73,935	11,819	(87,641)	72,004
Less: Net income attributable to noncontrolling interest	—	—	1,885	—	1,885
Net income (loss) attributable to Wabtec shareholders	$73,891	$73,935	$13,704	$(87,641)	$73,889

Comprehensive income (loss) attributable to Wabtec shareholders	$74,747	$73,935	$60,801	$(87,641)	$121,842

Income Statement for the Three Months Ended March 31, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$176,986	$318,152	$315,984	$(39,091)	$772,031
Cost of sales	(129,081)	(190,366)	(220,126)	22,722	(516,851)
Gross profit (loss)	47,905	127,786	95,858	(16,369)	255,180
Total operating expenses	(37,876)	(32,351)	(42,772)	—	(112,999)
(Loss) income from operations	10,029	95,435	53,086	(16,369)	142,181
Interest (expense) income, net	(6,669)	1,725	73	—	(4,871)
Other income (expense), net	10,816	(4,480)	(6,182)	—	154
Equity earnings (loss)	113,022	38,699	—	(151,721)	—
Pretax income (loss)	127,198	131,379	46,977	(168,090)	137,464
Income tax expense	(33,035)	(1,000)	(9,266)	—	(43,301)
Net income (loss)	94,163	130,379	37,711	(168,090)	94,163
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Wabtec shareholders	$94,163	$130,379	$37,711	$(168,090)	$94,163

Comprehensive income (loss) attributable to Wabtec shareholders	$93,932	$130,378	$65,565	$(168,090)	$121,785
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(8,705)	$(5,829)	$(4,148)	$(7,414)	$(26,096)
Net cash used in investing activities	(5,124)	(68,173)	10,221	—	(63,076)
Net cash provided by (used in) financing activities	13,835	71,678	(132,400)	7,414	(39,473)
Effect of changes in currency exchange rates	—	—	10,340	—	10,340
Increase (decrease) in cash	6	(2,324)	(115,987)	—	(118,305)
Cash, beginning of period	2,522	9,496	386,466	—	398,484
Cash, end of period	$2,528	$7,172	$270,479	$—	$280,179
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(11,340)	$81,479	$21,796	$(16,369)	$75,566
Net cash used in investing activities	(3,234)	(2,303)	(3,093)	—	(8,630)
Net cash (used in) provided by financing activities	20,229	(71,084)	(5,551)	16,369	(40,037)
Effect of changes in currency exchange rates	—	—	9,684	—	9,684
(Decrease) increase in cash	5,655	8,092	22,836	—	36,583
Cash, beginning of period	—	13,157	213,034	—	226,191
Cash, end of period	$5,655	$21,249	$235,870	$—	$262,774

17. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended March 31,
In thousands	2017	2016
Foreign currency gain	$1,213	$162
Other miscellaneous income (expense)	1,106	(8)
Total other income (expense), net	$2,319	$154

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017.
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 30 countries. For the three months ended March 31, 2017, approximately 65% of the Company’s revenues came from customers outside the U.S.
Management Review and Future Outlook
Wabtec’s long-term financial goals are to generate cash flow from operations in excess of net income, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls and implementation of the Wabtec Excellence Program, and increase revenues through a focused growth strategy, including product innovation and new technologies, global and market expansion, aftermarket products and services and acquisitions. In addition, management evaluates the Company’s current operational performance through measures such as quality and on-time delivery.
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
The Company monitors a variety of factors and statistics to gauge market activity. Freight rail markets around the world are driven primarily by overall economic conditions and activity, while Transit markets are driven primarily by government funding and passenger ridership. Changes in these market drivers can cause fluctuations in demand for Wabtec's product and services.
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
In 2017 and beyond, general economic and market conditions in the United States and internationally will have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.

ACQUISITION OF FAIVELEY TRANSPORT S.A.
On November 30, 2016, the Company acquired majority ownership of Faiveley Transport under the terms of a Share Purchase Agreement (“Share Purchase Agreement”). Faiveley Transport is a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries. Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of value-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access & Mobility (passenger access systems and platform doors), and Brakes and Safety (braking systems and couplers). The transaction has been structured as a step acquisition as follows:

•
On November 30, 2016, the Company acquired majority ownership of Faiveley Transport, after completing the purchase of the Faiveley family’s ownership interest under the terms of the Share Purchase Agreement, which directed the Company to pay €100 per share of Faiveley Transport, payable between 25% and 45% in cash at the election of those shareholders. The Faiveley family’s ownership interest acquired by the Company represented approximately 51% of outstanding share capital and approximately 49% of the outstanding voting shares of Faiveley Transport. Upon completion of the share purchase under the Share Purchase Agreement, Wabtec commenced a tender offer for the remaining publicly traded Faiveley Transport shares. The public shareholders had the option to elect to receive €100 per share in cash or 1.1538 shares of Wabtec common stock per share of Faiveley Transport. The common stock portion of the consideration was subject to a cap on issuance of Faiveley common shares that will be equivalent to the rates of cash and stock elected by the 51% owners.

•
On February 3, 2017, the initial cash tender offer was closed which resulted in the Company acquiring approximately 27% of additional outstanding share capital and voting rights of Faiveley Transport for approximately $411.8 million in cash and $25.2 million in Wabtec stock. After the initial cash tender offer the Company owned approximately 78% of outstanding share capital and 76% of voting rights.

•
On March 6, 2017, the final cash tender offer was closed which resulted in the Company acquiring approximately 21% of additional outstanding share capital and 22% of additional outstanding voting rights of Faiveley Transport for approximately $303.2 million in cash and $0.3 million in Wabtec stock. After the final cash tender offer the Company owned approximately 99% of the share capital and 98% of the voting rights of Faiveley Transport.

•
On March 21, 2017, a mandatory squeeze-out procedure was finalized which resulted in the Company acquiring the Faiveley Transport shares not tendered in the offers for approximately17.5 in cash. This resulted in the Company owning 100% of the share capital and voting rights of Faiveley Transport.

As of November 30, 2016, the date the Company acquired 51% of the share capital and 49% of the voting interest in Faiveley Transport, Faiveley Transport was consolidated under the variable interest entity model as the Company concluded that it is the primary beneficiary of Faiveley Transport as it possesses the power to direct the activities of Faiveley Transport that most significantly impact its economic performance and it possesses the obligation and right to absorb losses and benefits from Faiveley Transport. The aggregate value of consideration paid for 100% ownership of Faiveley Transport was $1,736.1 million including $944.3 million in cash, $560.2 million in stock or approximately 6.6 million shares, $409.9 million in debt assumed, less $178.3 million in cash acquired. The $744.7 million included as deposits in escrow on the consolidated balance sheet at December 31, 2016 was cash designated for use as consideration for the tender offers.

RESULTS OF OPERATIONS
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2017	2016
Net sales	$916,034	$772,031
Cost of sales	(646,327)	(516,851)
Gross profit	269,707	255,180
Selling, general and administrative expenses	(122,341)	(89,751)
Engineering expenses	(23,464)	(17,953)
Amortization expense	(9,044)	(5,295)
Total operating expenses	(154,849)	(112,999)
Income from operations	114,858	142,181
Interest expense, net	(17,712)	(4,871)
Other (expense) income, net	2,319	154
Income from operations before income taxes	99,465	137,464
Income tax expense	(27,461)	(43,301)
Net income	72,004	94,163
Less: Net loss attributable to noncontrolling interest	1,885	—
Net income attributable to Wabtec shareholders	$73,889	$94,163
FIRST QUARTER 2017 COMPARED TO FIRST QUARTER 2016
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
In thousands	2017	2016	Percent Change
Freight Segment Sales	$347,946	$442,669	(21.4)%
Transit Segment Sales	568,088	329,362	72.5%
Net sales	916,034	772,031	18.7%
Income from operations	114,858	142,181	(19.2)%
Net income	$72,004	$94,163	(23.5)%
The following table shows the major components of the change in sales in the first quarter of 2017 from the first quarter of 2016:

In thousands	Freight Segment	Transit Segment	Total
First Quarter 2016 Net Sales	$442,669	$329,362	$772,031
Acquisitions	36,888	270,351	307,239
Change in Sales by Product Line:
Specialty Products & Electronics	(75,540)	(14,538)	(90,078)
Remanufacturing, Overhaul & Build	(33,571)	1,284	(32,287)
Brake Products	(17,607)	(1,486)	(19,093)
Other	(3,455)	1,347	(2,108)
Transit Products	—	5,115	5,115
Foreign exchange	(1,438)	(23,347)	(24,785)
First Quarter 2017 Net Sales	$347,946	$568,088	$916,034

Net sales for the three months ended March 31, 2017 increased by $144.0 million or 18.7% to $916.0 million from $772.0 million. The increase is primarily due to sales from acquisitions of $307.2 million partially offset by a $90.1 million decrease for Specialty Products and Electronics due to lower demand for train control and signaling products and services, and a $32.3 million decrease for Remanufacturing, Overhaul and Build primarily due to the absence of a large locomotive rebuild contract that completed in 2016. Unfavorable foreign exchange decreased sales by $24.8 million.
Freight Segment sales decreased by $94.7 million, or 21.4%, primarily due to a decrease of $75.5 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products as well as train control and signaling products and services, a decrease of $33.6 million for Remanufacturing, Overhaul & Build sales primarily due to the absence of a large locomotive rebuild contract that completed in 2016, and a decrease of $17.6 million for Brake Products sales from lower demand for original equipment brakes for freight customers. Acquisitions increased sales by $36.9 million and unfavorable foreign exchange decreased sales by $1.4 million.
Transit Segment sales increased by $238.7 million, or 72.5%, primarily due to sales from acquisitions of $270.4 million partially offset by a decrease of $14.5 million for Specialty Products and Electronics due to lower demand for original equipment conduction systems and current collectors. Unfavorable foreign exchange decreased sales by $23.3 million.
Cost of Sales The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended March 31, 2017
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$138,398	39.8%	$247,109	43.5%	$385,507	42.1%
Labor	38,986	11.2%	76,137	13.4%	115,123	12.6%
Overhead	57,287	16.5%	81,334	14.3%	138,621	15.1%
Other/Warranty	(907)	(0.3)%	7,983	1.4%	7,076	0.8%
Total cost of sales	$233,764	67.2%	$412,563	72.6%	$646,327	70.6%

	Three Months Ended March 31, 2016
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$165,285	37.3%	$143,124	43.5%	$308,409	39.9%
Labor	51,584	11.7%	37,593	11.4%	89,177	11.6%
Overhead	63,313	14.3%	47,976	14.6%	111,289	14.4%
Other/Warranty	3,697	0.8%	4,279	1.3%	7,976	1.0%
Total cost of sales	$283,879	64.1%	$232,972	70.8%	$516,851	66.9%
Cost of Sales increased by $129.5 million to $646.3 million in the first quarter of 2017 compared to $516.9 million in the same period of 2016. In the first quarter of 2017, cost of sales as a percentage of sales was 70.6% compared to 66.9% in the same period of 2016.  The increase as a percentage of sales is due to an unfavorable product mix largely attributable to higher transit segment sales which have a lower gross margin compared to freight segment sales.
Freight Segment cost of sales increased 3.1% as a percentage of sales to 67.2% in 2017 compared to 64.1% for the same period in 2016. The increase is primarily related to sales an unfavorable product mix with higher material content and lower overall margins.
Transit Segment cost of sales increased 1.8% as a percentage of sales to approximately 72.6% in the first quarter of 2017 from 70.8% for the same period of 2016.  The increase is primarily related to the acquisition of Faiveley Transport, which has lower overall margins.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $5.8 million in the first quarter of 2017 compared to $10.9 million in the first quarter of 2016.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Three Months Ended March 31,
In thousands	2017	Percentage of Sales	2016	Percentage of Sales
Selling, general and administrative expenses	$122,341	13.4%	$89,751	11.6%
Engineering expenses	23,464	2.6%	17,953	2.3%
Amortization expense	9,044	1.0%	5,295	0.7%
Total operating expenses	$154,849	17.0%	$112,999	14.6%
Total operating expenses were 17.0% and 14.6% of sales for the first quarters of 2017 and 2016, respectively.  Selling, general, and administrative expenses increased $32.6 million, or 36.3%, primarily due to $52.2 million in incremental expense from acquisitions and $5.5 million in transaction and restructuring related charges partially offset by lower costs due to lower organic sales volumes. Engineering expense increased by $5.5 million, or 30.7%, due to incremental costs associated with acquisitions. Amortization expense increased $3.7 million due to amortization of intangibles associated with acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Three Months Ended March 31,
In thousands	2017	2016	Percent Change
Freight Segment	$42,787	$50,810	(15.8)%
Transit Segment	106,377	52,685	101.9%
Corporate	5,685	9,504	(40.2)%
Total operating expenses	154,849	112,999	37.0%
Freight Segment operating expenses decreased $8.0 million, or 15.8%, in 2017 and increased 80 basis points to 12.3% of sales. The decrease is primarily attributable to reduced sales volumes, realized benefits from the cost saving initiatives undertaken in 2016 and 2017, reduced incentive compensation, partially offset by $4.7 million of incremental operating expenses from acquisitions.
Transit Segment operating expenses increased $53.7 million, or 101.9%, in 2017 and increased 270 basis points to 18.7% of sales. The increase is primarily attributable to $59.2 million of incremental operating expenses from acquisitions.
Corporate non-allocated operating expenses decreased $3.8 million in 2017 primarily due to lower costs associated with cost saving initiatives undertaken in 2016.
Interest expense, net Interest expense, net, increased $12.8 million in 2017 attributable to higher overall debt balances in 2017 than 2016, primarily related to the Faiveley Transport acquisition.
Other income (expense), net Other income/(expense), net, totaled $2.3 million of income in 2017 compared to $0.2 million of income in 2016 primarily due to foreign currency gains.
Income taxes The effective income tax rate was 27.6% and 31.5% for the first quarter of 2017 and 2016, respectively. The decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions.
Net loss attributable to noncontrolling interest Net loss attributable to noncontrolling interest was $1.9 million in 2017 as Faiveley Transport was not wholly owned by the Company until March 2017; therefore, a portion of Faiveley Transport's operating results for the first two months of 2017 was allocated to the noncontrolling shareholders.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three Months Ended March 31,
In thousands	2017	2016
Cash (used for) provided by:
Operating activities	$(26,096)	$75,566
Investing activities	(63,076)	(8,630)
Financing activities	(39,473)	(40,037)
(Decrease)/increase in cash	$(118,305)	$36,583
Operating activities In the first three months of 2017, cash used for operations was $26.1 million. In the first three months of 2016, cash provided by operations was $75.6 million. In comparison to the first three months of 2016, cash provided by operations in 2017 decreased due to unfavorable working capital performance and lower net income of $22.2 million. The major components of working capital were as follows: an unfavorable change in accounts receivable of $72.6 million due to the timing of sales and customer payments, an unfavorable change in inventory of $33.5 million due to efforts to ramp up production in anticipation of stronger product demand through 2017, an unfavorable change of $46.5 million in other assets and liabilities due to the payments of acquisition costs during the first three months of 2017, an unfavorable change in accrued taxes of $27.6 million, partially offset by a favorable change in accrued liabilities and customer deposits of $98.1 million primarily due to the timing of cash receipts from customers for long term projects.
Investing activities In the first three months of 2017 and 2016, cash used in investing activities was $63.1 million and $8.6 million, respectively. The major components of the cash outflow in 2017 were $44.0 million in net cash paid for acquisitions and $19.3 million in planned additions to property, plant and equipment for investments in our facilities and manufacturing processes. This compares to $8.5 million in property, plant, and equipment for investments in the first three months of 2016. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first three months of 2017, cash used for financing activities was $39.5 million which included $458.3 million in proceeds from the revolving credit facility, $482.6 million in repayments of debt on the revolving credit facility and $9.6 million of dividend payments. In the first three months of 2016, cash provided by financing activities was $40.0 million, which included $195.0 million in proceeds from the revolving credit facility, $85.5 million in repayments of debt on the revolving credit facility, $9.0 million related to payment of income tax withholding on share based compensation, and $7.4 million of dividend payments.

Senior Notes Due November 2026

On November 3, 2016, the Company issued $750.0 million of Senior Notes due in 2026.  The 2016 Notes were issued at 99.965% of face value.  Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year.  The proceeds will be used to pay the cash portion of the Faiveley Transport acquisition, refinance Faiveley Transport's outstanding indebtedness, and for general corporate purposes.  The principal balance is due in full at maturity.

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

Faiveley Transport Tender Offer

•
On February 3, 2017, the initial cash tender offer was closed which resulted in the Company acquiring approximately 27% of additional outstanding share capital and voting rights of Faiveley Transport for approximately $411.8 million in cash and $25.2 million in Wabtec stock. After the initial cash tender offer the Company owned approximately 78% of outstanding share capital and 76% of voting rights.

•
On March 6, 2017, the final cash tender offer was closed which resulted in the Company acquiring approximately 21% of additional outstanding share capital and 22% of additional outstanding voting rights of Faiveley Transport for approximately $303.2 million in cash and $0.3 million in Wabtec stock. After the final cash tender offer the Company owned approximately 99% of the share capital and 98% of the voting rights of Faiveley Transport.

•
On March 21, 2017, a mandatory squeeze-out procedure finalized which resulted in the Company acquiring the Faiveley Transport shares not tendered in the offers for approximately17.5 in cash. This resulted in the Company owning 100% of the share capital and voting rights of Faiveley Transport.

Company Stock Repurchase Plan
On February 8, 2016 the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $33.3 million remained. During the three months ended March 31, 2017, the Company did not repurchase any shares. The Company intends to purchase shares on the open market or in negotiated block trades. No time limit was set for the completion of the programs which conforms to the requirements under the 2016 Refinancing Credit Agreement, as well as the senior notes currently outstanding.
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
Statements in this 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Critical Accounting Policies
A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 36% and 36% of total long-term debt at March 31, 2017 and December 31, 2016, respectively.  To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 6 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first three months of 2017 and 2016, approximately

35% of Wabtec’s net sales were to customers in the United States, 9% in the United Kingdom, 7% in Canada, 7% in France, 5% in Mexico, 4% in China, 4% in Germany, 4% in Italy, 3% in Australia, and 20% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2017. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Except as described below, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
On April 21, 2016, Siemens Industry, Inc. (Siemens) filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven (7) patents owned by Siemens, all of which are related to Positive Train Control technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company's Positive Train Control Products. The Company has filed answers, and asserted counterclaims, in response to Siemens' complaints. The case is still in the preliminary stages, but the Company has begun filing for Inter-Parties Review proceedings before the U.S. Patent & Trademark Office seeking to invalidate the Siemens patents. Wabtec believes the claims are without merit and is vigorously defending itself.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2017:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 2017	—	—	—	$—
February 2017	—	$—	—	$—
March 2017	—	$—	—	$—
Total quarter ended March 31, 2017	—	$—	—	$—

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
The following exhibits are being filed with this report:

4.1
Fifth Supplemental Indenture, dated April 28, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee

10.1
Fist Amendment to Second Amended and Restated Refinancing Credit Agreement, dated as of April 19, 2017, by and among the Company, Wabtec Cooperatief UA, as borrowers, the subsidiary guarantors named therein, and the lenders party thereto and PNC Bank, National Association, as Administrative Agent

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President Finance and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	May 4, 2017

EXHIBIT INDEX

4.1
Fifth Supplemental Indenture, dated April 28, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee

10.1
First Amendment to Second Amended and Restated Refinancing Credit Agreement, dated as of April 19, 2017, by and among the Company, Wabtec Cooperatief UA, as borrowers, the subsidiary guarantors named therein, and the lenders party thereto and PNC Bank, National Association, as Administrative Agent

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