Form 10-Q
period 2017-07-01
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2017-08-03
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common Stock, $.01 par value per share	95,984,443 shares

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
June 30, 2017
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In thousands, except shares and par value	June 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$328,522	$398,484
Accounts receivable	812,727	667,596
Unbilled accounts receivable	316,264	274,912
Inventories	746,236	658,510
Deposit in escrow	—	744,748
Other current assets	141,060	123,381
Total current assets	2,344,809	2,867,631
Property, plant and equipment	975,599	912,230
Accumulated depreciation	(427,757)	(393,854)
Property, plant and equipment, net	547,842	518,376
Other Assets
Goodwill	2,343,608	2,078,765
Other intangibles, net	1,129,365	1,053,860
Other noncurrent assets	73,116	62,386
Total other assets	3,546,089	3,195,011
Total Assets	$6,438,740	$6,581,018

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$548,150	$530,211
Customer deposits	373,361	256,591
Accrued compensation	146,537	145,324
Accrued warranty	130,782	123,190
Current portion of long-term debt	50,693	129,809
Other accrued liabilities	232,576	261,514
Total current liabilities	1,482,099	1,446,639
Long-term debt	1,934,604	1,762,967
Accrued postretirement and pension benefits	112,930	110,597
Deferred income taxes	287,377	245,680
Accrued warranty	13,976	15,802
Other long-term liabilities	23,383	22,508
Total liabilities	3,854,369	3,604,193
Commitments and contingent liabilities (Note 14)
Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 95,984,443 and 95,425,432 outstanding
at June 30, 2017 and December 31, 2016, respectively	1,323	1,323
Additional paid-in capital	898,459	869,951
Treasury stock, at cost, 36,365,091 and 36,924,102 shares,
at June 30, 2017 and December 31, 2016, respectively	(828,370)	(838,950)
Retained earnings	2,679,995	2,553,258
Accumulated other comprehensive loss	(184,550)	(379,605)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	2,566,857	2,205,977
Noncontrolling interest	17,514	770,848
Total equity	2,584,371	2,976,825
Total Liabilities and Equity	$6,438,740	$6,581,018
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2017	2016	2017	2016

Net sales	$932,253	$723,601	$1,848,287	$1,495,632
Cost of sales	(658,290)	(486,212)	(1,304,617)	(1,003,063)
Gross profit	273,963	237,389	543,670	492,569
Selling, general and administrative expenses	(127,574)	(80,610)	(249,915)	(170,361)
Engineering expenses	(23,338)	(18,029)	(46,802)	(35,982)
Amortization expense	(9,350)	(5,466)	(18,394)	(10,761)
Total operating expenses	(160,262)	(104,105)	(315,111)	(217,104)
Income from operations	113,701	133,284	228,559	275,465
Other income and expenses
Interest expense, net	(15,420)	(4,969)	(33,132)	(9,840)
Other income (expense), net	(1,552)	(1,229)	767	(1,075)
Income from operations before income taxes	96,729	127,086	196,194	264,550
Income tax expense	(24,569)	(36,601)	(52,030)	(79,902)
Net income	72,160	90,485	144,164	184,648
Less: Net (gain) loss attributable to noncontrolling interest	(135)	—	1,750	—
Net income attributable to Wabtec shareholders	$72,025	$90,485	$145,914	$184,648

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.75	$1.00	$1.52	$2.03
Diluted
Net income attributable to Wabtec shareholders	$0.75	$1.00	$1.52	$2.02

Weighted average shares outstanding
Basic	95,641	89,846	95,370	90,832
Diluted	96,284	90,559	96,071	91,628

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2017	2016	2017	2016

Net income attributable to Wabtec shareholders	$72,025	$90,485	$145,914	$184,648
Foreign currency translation gain (loss)	145,684	(42,330)	195,079	(10,119)
Unrealized gain (loss) on derivative contracts	1,686	(716)	3,379	(2,909)
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	30	2,149	(3,044)	(1,634)
Other comprehensive income (loss) before tax	147,400	(40,897)	195,414	(14,662)
Income tax (expense) benefit related to components of
other comprehensive income	(300)	(352)	(361)	1,035
Other comprehensive income (loss), net of tax	147,100	(41,249)	195,053	(13,627)
Comprehensive income attributable to Wabtec shareholders	$219,125	$49,236	$340,967	$171,021

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended June 30,
In thousands, except per share data	2017	2016

Operating Activities
Net income	$144,164	$184,648
Adjustments to reconcile net income to cash (used for) provided by operations:
Depreciation and amortization	51,051	33,093
Stock-based compensation expense	11,879	9,673
Loss on disposal of property, plant and equipment	525	378
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(66,544)	(2,171)
Inventories	(48,406)	(10,893)
Accounts payable	(75,761)	(13,757)
Accrued income taxes	(23,025)	2,913
Accrued liabilities and customer deposits	86,937	3,505
Other assets and liabilities	(94,523)	6,587
Net cash (used for) provided by operating activities	(13,703)	213,976
Investing Activities
Purchase of property, plant and equipment	(38,425)	(19,104)
Proceeds from disposal of property, plant and equipment	471	165
Acquisitions of businesses, net of cash acquired	(114,175)	(21,263)
Release of deposit in escrow	23,548	—
Net cash used for investing activities	(128,581)	(40,202)
Financing Activities
Proceeds from debt	745,035	230,000
Payments of debt	(680,145)	(175,499)
Purchase of treasury stock	—	(133,738)
Proceeds from exercise of stock options and other benefit plans	2,679	651
Payment of income tax withholding on share-based compensation	(6,802)	(9,006)
Cash dividends ($0.20 and $0.16 per share for the six months
ended June 30, 2017 and 2016, respectively)	(19,177)	(14,565)
Net cash provided by (used for) financing activities	41,590	(102,157)
Effect of changes in currency exchange rates	30,732	5,127
(Decrease) Increase in cash	(69,962)	76,744
Cash, beginning of period	398,484	226,191
Cash, end of period	$328,522	$302,935

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 31 countries. In the first six months of 2017, approximately 65% of the Company’s revenues came from customers outside the United States.

2. ACCOUNTING POLICIES
Basis of Presentation The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and the rules and regulations of the Securities and Exchange Commission and include the accounts of Wabtec and its majority owned subsidiaries. These condensed consolidated interim financial statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year.
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
In general, the Company recognizes revenue from long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $316.3 million and $274.9 million, customer deposits were $373.4 million and $256.6 million, and provisions for loss contracts were $86.9 million and $60.5 million at June 30, 2017 and December 31, 2016, respectively.
Pre-Production Costs Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $31.5 million and $29.4 million at June 30, 2017 and December 31, 2016, respectively.
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
Noncontrolling Interests In accordance with ASC 810 "Consolidation", the Company has classified noncontrolling interests as equity on our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2017 was a $0.1 million gain and a $1.8 million loss, respectively, and was not material for the three and six months ended June 30, 2016. Other comprehensive income attributable to noncontrolling interests for the three and six months ended June 30, 2017 and 2016 was not material.
Recently Issued Accounting Pronouncements In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The amendments in this update require the service cost component of net benefit costs to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside income from operations. This update also allows the service cost component to be eligible for capitalization when applicable. The ASU is effective for public companies in the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption was permitted as of the beginning of an annual period. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company does not expect the adoption of this guidance in 2018 to have a material impact on the Company's financial statements.
In January 2017, the FASB issued ASU No. 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in this update eliminate the requirement to perform Step 2 of the goodwill impairment test. Instead, an entity should perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value up to the carrying amount of the goodwill. The ASU is effective for public companies in the fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The impact of adopting this guidance could result in a change in the overall conclusion as to whether or not a reporting units' goodwill is impaired and the amount of an impairment charge recognized in the event a reporting units' carrying value exceeds its fair value. All of the Company's reporting units had fair values that were substantially greater than the carrying value as of the Company's last quantitative goodwill impairment test, which was performed as of October 1, 2016.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contract with Customers.”  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Board voted to propose that the standard would take effect for reporting periods beginning after December 15, 2017 and that early adoption would be allowed as of the original effective date. The impact of adopting the new standard on net sales and operating income for the three and six months ended June 30, 2017 and 2016 is not expected to be material. The Company also does not expect a material impact to the consolidated balance sheet. The impact to results is not anticipated to be material because the analysis of the Company's current contracts under the new revenue recognition standard supports how the Company is currently recognizing revenue over time and at a point in time; however, the Company's conclusions may evolve as management completes its contract reviews and evaluation. The Company plans to adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first reporting period of 2018. The Company is in the process of drafting an updated accounting policy, evaluating new disclosure requirements and identifying and implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Company believes it is following an appropriate timeline to appropriately adopt this new standard on January 1, 2018.
Recently Adopted Accounting Pronouncements In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU simplifies several aspects for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2016. In accordance with this update, the Company began recognizing all excess tax deficiencies and tax benefits from share-based payment awards as a benefit or expense to income tax in the income statement. This update has been adopted prospectively in accordance with the ASU and the impact of adoption on the income statement was not material. Additionally in accordance with this update, the Company began classifying excess income tax benefits from exercise of stock options as an operating activity on the consolidated statement of cash flows. The Company elected to adopt this amendment retrospectively and the impact of the adoption on operating and financing cash flows for the three and six months ended June 30, 2016 was not material.
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
The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2017 are as follows:

In thousands	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2016	$(321,033)	$(2,957)	$(55,615)	$(379,605)
Other comprehensive income (loss) before reclassifications	195,079	1,978	(4,029)	193,028
Amounts reclassified from accumulated other
comprehensive income	—	843	1,184	2,027
Net current period other comprehensive income (loss)	195,079	2,821	(2,845)	195,055
Balance at June 30, 2017	$(125,954)	$(136)	$(58,460)	$(184,550)

Reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2017 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(422)	Cost of sales
Amortization of net loss	1,240	Cost of sales
	818	Income from Operations
	(226)	Income tax expense
	$592	Net income

Derivative contracts
Realized loss on derivative contracts	$566	Interest expense, net
	(149)	Income tax expense
	$417	Net income
Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2017 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(844)	Cost of sales
Amortization of net loss	2,480	Cost of sales
	1,636	Income from Operations
	(452)	Income tax expense
	$1,184	Net income

Derivative contracts
Realized loss on derivative contracts	$1,155	Interest expense, net
	(312)	Income tax expense
	$843	Net income
The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2016 are as follows:

	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2015	$(227,349)	$(2,987)	$(46,383)	$(276,719)
Other comprehensive income (loss) before reclassifications	(10,119)	(2,758)	(2,293)	(15,170)
Amounts reclassified from accumulated other
comprehensive income	—	647	896	1,543
Net current period other comprehensive (loss)	(10,119)	(2,111)	(1,397)	(13,627)
Balance at June 30, 2016	$(237,468)	$(5,098)	$(47,780)	$(290,346)

Reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2016 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(422)	Cost of sales
Amortization of net loss	971	Cost of sales
	549	Income from Operations
	(157)	Income tax expense
	$392	Net income

Derivative contracts
Realized loss on derivative contracts	$453	Interest expense, net
	(130)	Income tax expense
	$323	Net income

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2016 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(807)	Cost of sales
Amortization of net loss	2,091	Cost of sales
	1,284	Income from Operations
	(388)	Income tax expense
	$896	Net income

Derivative contracts
Realized loss on derivative contracts	$927	Interest expense, net
	(280)	Income tax expense
	$647	Net income

3. ACQUISITIONS
Faiveley Transport
On November 30, 2016, the Company acquired majority ownership of Faiveley Transport S.A. (“Faiveley Transport”) under the terms of a Share Purchase Agreement (“Share Purchase Agreement”). Faiveley Transport is a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries. Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of value-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access & Mobility (passenger access systems and platform doors), and Brakes and Safety (braking systems and couplers). The transaction was structured as a step acquisition as follows:

•
On November 30, 2016, the Company acquired majority ownership of Faiveley Transport, after completing the purchase of the Faiveley family’s ownership interest under the terms of the Share Purchase Agreement, which directed the Company to pay €100 per share of Faiveley Transport, payable between 25% and 45% in cash at the election of those shareholders and the remainder payable in Wabtec stock. The Faiveley family’s ownership interest acquired by the Company represented approximately 51% of outstanding share capital and approximately 49% of the outstanding voting shares of Faiveley Transport. Upon completion of the share purchase under the Share Purchase Agreement, Wabtec commenced a tender offer for the remaining publicly traded Faiveley Transport shares. The public shareholders had the option to elect to receive €100 per share in cash or 1.1538 shares of Wabtec common stock per share of Faiveley Transport. The common stock portion of the consideration was subject to a cap on issuance of Wabtec common shares that was equivalent to the rates of cash and stock elected by the 51% owners.

•
On February 3, 2017, the initial cash tender offer was closed, which resulted in the Company acquiring approximately 27% of additional outstanding share capital and voting rights of Faiveley Transport for approximately $411.8 million in cash and $25.2 million in Wabtec stock. After the initial cash tender offer, the Company owned approximately 78% of outstanding share capital and 76% of voting rights.

•
On March 6, 2017, the final cash tender offer was closed, which resulted in the Company acquiring approximately 21% of additional outstanding share capital and 22% of additional outstanding voting rights of Faiveley Transport for approximately $303.2 million in cash and $0.3 million in Wabtec stock. After the final cash tender offer, the Company owned approximately 99% of the share capital and 98% of the voting rights of Faiveley Transport.

•
On March 21, 2017, a mandatory squeeze-out procedure was finalized, which resulted in the Company acquiring the Faiveley Transport shares not tendered in the offers for approximately $17.5 million in cash. This resulted in the Company owning 100% of the share capital and voting rights of Faiveley Transport.

As of November 30, 2016, the date the Company acquired 51% of the share capital and 49% of the voting interest in Faiveley Transport, Faiveley Transport was consolidated under the variable interest entity model as the Company concluded that it was the primary beneficiary of Faiveley Transport as it then possessed the power to direct the activities of Faiveley Transport that most significantly impact its economic performance and it then possessed the obligation and right to absorb losses and benefits from Faiveley Transport.
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

The following table summarizes the preliminary estimated fair values of the Faiveley Transport assets acquired and liabilities assumed:

In thousands
Assets acquired
Cash and cash equivalents	$178,318
Accounts receivable	445,164
Inventories	206,093
Other current assets	70,930
Property, plant, and equipment	156,885
Goodwill	1,256,855
Trade names	333,823
Customer relationships	255,354
Patents	1,201
Other noncurrent assets	165,167
Total assets acquired	3,069,790
Liabilities assumed
Current liabilities	805,728
Debt	409,899
Other noncurrent liabilities	347,348
Total liabilities assumed	1,562,975
Net assets acquired	$1,506,815
These estimates are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. During the six months ended June 30, 2017, the estimated fair values for current liabilities were adjusted by $51.5 million for changes to initial estimates based on information that existed at the date of acquisition. Additionally, the estimated fair values for accounts receivable and current liabilities were adjusted by $2.8 million and $36.2 million, respectively, to correct errors in the preliminary estimated fair values of the Faiveley Transport assets acquired and liabilities assumed. Other noncurrent assets were adjusted by $23.4 million to record the deferred tax impact of these adjustments. As a result of these adjustments and other immaterial adjustments related to changes to initial estimates based on information that existed at the date of acquisition, goodwill increased by $68.6 million. Accounts receivable and current liabilities were adjusted by $64.3 million to correct an error in the preliminary estimated fair values of Faiveley Transport assets and liabilities assumed related to a factoring arrangement with recourse.
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
For the three and six months ended June 30, 2017, the Company’s consolidated statement of income included $282.7 million and $557.4 million of revenues, respectively, from Faiveley Transport.
Other Acquisitions
The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•
On April 5, 2017, the Company acquired Thermal Transfer Corporation ("TTC"), a leading provider of heat transfer solutions for industrial applications, for a purchase price of approximately $32.5 million, net of cash acquired, resulting in preliminary goodwill of $21.1 million, all of which will be deductible for tax purposes.

•
On March 14, 2017, the Company acquired Aero Transportation Products ("ATP"), a manufacturer of engineered covering systems for hopper freight cars, for a purchase price of approximately $65.3 million, net of cash acquired, resulting in preliminary goodwill of $41.0 million, none of which will be deductible for tax purposes.

•
On December 14, 2016, the Company acquired Workhorse Rail LLC ("Workhorse"), a supplier of engineered freight car components mainly for the aftermarket, for a purchase price of approximately $43.8 million, net of cash acquired, resulting in preliminary goodwill of $24.4 million, 37.8% of which will be deductible for tax purposes.

•
On November 17, 2016, the Company acquired the assets of Precision Turbo & Engine ("Precision Turbo"), a designer and manufacturer of high-performance, aftermarket turbochargers, wastegates, and heat exchangers for the automotive performance market, for a purchase price of approximately $13.8 million, net of cash acquired, resulting in preliminary goodwill of $4.0 million, all of which will be deductible for tax purposes.

•
On May 5, 2016, the Company acquired Unitrac Railroad Materials ("Unitrac"), a leading designer and manufacturer of railroad products and track work services, for a purchase price of approximately $14.8 million, net of cash acquired, resulting in goodwill of $2.4 million, all of which will be deductible for tax purposes.

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

The acquisitions listed above include escrow deposits of $38.4 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition for TTC, ATP, Workhorse, Precision Turbo, and Gerken. For the Unitrac acquisition, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	TTC	ATP	Workhorse	Precision Turbo	Gerken	Unitrac
In thousands	April 5, 2017	March 14, 2017	December 14, 2016	November 17, 2016	August 1, 2016	May 5, 2016
Current assets	$3,746	$11,679	$9,137	$4,146	$32,706	$11,476
Property, plant & equipment	5,909	5,354	0	1,346	7,667	1,768
Goodwill	21,122	41,036	24,373	3,959	17,470	2,442
Other intangible assets	11,800	22,100	19,400	5,200	30,560	1,230
Other assets	—	—	—	—	1,706	—
Total assets acquired	42,577	80,169	52,910	14,651	90,109	16,916
Total liabilities assumed	(10,066)	(14,915)	(9,083)	(825)	(27,262)	(2,145)
Net assets acquired	$32,511	$65,254	$43,827	$13,826	$62,847	$14,771
Of the $668.9 million of total acquired other intangible assets, $355.1 million was assigned to trade names, $307.1 million was assigned to customer relationships, and $5.0 million was assigned to intellectual property. The trade names were determined to have indefinite useful lives, while the intellectual property and customer relationships’ average useful lives are 20 years, and the non-compete agreements' useful life is five years.
The Company also made smaller acquisitions not listed above which are individually and collectively immaterial.

The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2016:

In thousands	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net sales	$932,467	$1,055,212	$1,859,619	$2,210,418
Gross profit	274,027	325,658	546,492	674,222
Net income attributable to Wabtec shareholders	72,061	107,574	146,971	223,661
Diluted earnings per share
As Reported	$0.75	$1.00	$1.52	$2.02
Pro forma	$0.75	$1.10	$1.53	$2.43

4. INVENTORIES
The components of inventory, net of reserves, were:

In thousands	June 30, 2017	December 31, 2016
Raw materials	$378,569	$331,465
Work-in-progress	185,286	145,462
Finished goods	182,381	181,583
Total inventories	$746,236	$658,510

5. INTANGIBLES
The change in the carrying amount of goodwill by segment for the six months ended June 30, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2016	$550,902	$1,527,863	$2,078,765
Adjustment to preliminary purchase allocation	2,556	77,299	79,855
Acquisitions	62,158	4,999	67,157
Foreign currency impact	5,660	112,171	117,831
Balance at June 30, 2017	$621,276	$1,722,332	$2,343,608
As of June 30, 2017 and December 31, 2016, the Company’s trade names had a net carrying amount of $553.3 million and $510.5 million, respectively, and the Company believes these intangibles have indefinite lives.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In thousands	June 30, 2017	December 31, 2016
Patents, non-compete and other intangibles, net of accumulated
amortization of $43,600 and $42,538	$13,504	$15,360
Customer relationships, net of accumulated amortization
of $106,272 and $87,334	562,603	528,068
Total	$576,107	$543,428
The weighted average remaining useful life of patents, customer relationships and other intangibles were 10 years, 18 years and 16 years, respectively. Amortization expense for intangible assets was $9.4 million and $18.4 million for the three and six months ended June 30, 2017, and $5.5 million and $10.8 million for the three and six months ended June 30, 2016, respectively.

Amortization expense for the five succeeding years is estimated to be as follows:

Remainder of 2017	$19,775
2018	36,983
2019	35,696
2020	34,174
2021	32,203

6. LONG-TERM DEBT
Long-term debt consisted of the following:

In thousands	June 30, 2017	December 31, 2016
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $2,420 and $2,526	$747,580	$747,474
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,562 and $1,690	248,438	248,310
Revolving Credit Facility, net of unamortized debt issuance costs of $3,150 and $3,850	966,235	796,150
Schuldschein Loan	11,415	98,671
Other Borrowings	9,875	1,153
Capital Leases	1,754	1,018
Total	1,985,297	1,892,776
Less - current portion	50,693	129,809
Long-term portion	$1,934,604	$1,762,967
Wabtec's acquisition of the controlling stake of Faiveley Transport triggered the early repayment of a syndicated loan and the mandatory offer to investors to repay the U.S. and Schuldschein private placements. Both the syndicated loan and U.S. private placements were repaid in full in December 2016.
3.45% Senior Notes Due November 2026
On November 3, the Company issued $750.0 million of Senior Notes due in 2026 (the "2016 Notes"). The 2016 Notes were issued at 99.965% of face value. Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year. The proceeds were used to finance the cash portion of the Faiveley Transport acquisition, refinance Faiveley Transport's indebtedness, and for general corporate purposes. The principal balance is due in full at maturity. The Company incurred $2.6 million of deferred financing costs related to the issuance of the 2016 Notes.
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
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended and restated its existing revolving credit facility with a consortium of commercial banks. This “2016 Refinancing Credit Agreement” provides the Company with a $1.2 billion, five years revolving credit facility and a $400.0 million delayed draw term loan (the “Term Loan”). The Company incurred approximately $3.3 million of deferred financing costs related to the 2016 Refinancing Credit Agreement. The facility expires on June 22, 2021. The 2016 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At June 30, 2017, the Company had available bank borrowing capacity, net of $40.5 million of letters of credit, of approximately $583.2 million, subject to certain financial covenant restrictions.
The Term Loan was initially drawn on November 25, 2016. The Company incurred 10 basis point commitment fee from June 22, 2016 until the initial draw.
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
At June 30, 2017, the weighted average interest rate on the Company’s variable rate debt was 2.43%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement was July 31, 2013, and the termination date was November 7, 2016. The impact of the interest rate swap agreement converted a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value was fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for these agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with excellent credit ratings and history of performance.  The Company currently believes the risk of nonperformance is negligible.
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
Schuldschein Loan, Due 2024
In conjunction with the acquisition of Faiveley Transport, Wabtec acquired $137.2 million of a Schuldschein private placement loan which was originally issued by Faiveley Transport on March 5, 2014 in Germany, in which approximately 20 international investors participated. This loan is denominated in euros. Subsequent to the acquisition of Faiveley Transport, the Company repaid $125.8 million of the outstanding Schuldshein loan. The remaining balance of $11.4 million as of June 30, 2017 has a maturity of seven years and bears a fixed rate of 4.00%.
The Schuldschein loan is senior unsecured and ranks pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The Schuldshein loan agreement contains covenants and undertakings which limit, among other things, the following: factoring of receivables, the incurrence of indebtedness, sale of assets, change of control, mergers and consolidations and incurrence of liens. At June 30, 2017, the Company is in compliance with the undertakings and covenants contained in the loan agreement.
For the three months ended June 30, 2017, the Company has repaid $30.3 million of the private placement fixed tranches and $39.6 million in floating tranches outstanding at December 31, 2016.

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.
The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended June 30,		Three Months Ended June 30,
In thousands, except percentages	2017	2016	2017	2016
Net periodic benefit cost
Service cost	$86	$84	$614	$473
Interest cost	356	369	1,677	1,486
Expected return on plan assets	(433)	(519)	(2,910)	(2,405)
Net amortization/deferrals	248	229	685	620
Curtailment loss recognized	—	—	—	240
Net periodic benefit cost	$257	$163	$66	$414

	U.S.		International
	Six Months Ended June 30,		Six Months Ended June 30,
In thousands, except percentages	2017	2016	2017	2016
Net periodic benefit cost
Service cost	$172	$168	$1,228	$728
Interest cost	712	738	3,354	2,936
Expected return on plan assets	(866)	(1,038)	(5,820)	(5,286)
Net amortization/deferrals	496	458	1,370	1,055
Curtailment loss recognized	—	—	—	240
Net periodic benefit (credit) cost	$514	$326	$132	$(327)

Assumptions
Discount Rate	3.95%	4.21%	2.51%	3.56%
Expected long-term rate of return	4.95%	5.70%	4.93%	5.81%
Rate of compensation increase	3.00%	3.00%	2.54%	3.10%

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

The Company uses a December 31 measurement date for all post retirement plans.
The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended June 30,		Three Months Ended June 30,
In thousands, except percentages	2017	2016	2017	2016
Net periodic benefit cost
Service cost	$1	$1	$7	$7
Interest cost	88	97	24	25
Net amortization/deferrals	(73)	(105)	(7)	(9)
Net periodic benefit (credit) cost	$16	$(7)	$24	$23

	U.S.		International
	Six Months Ended June 30,		Six Months Ended June 30,
In thousands, except percentages	2017	2016	2017	2016
Net periodic benefit cost
Service cost	$2	$2	$14	$14
Interest cost	176	194	48	50
Net amortization/deferrals	(146)	(210)	(14)	(18)
Net periodic (credit) benefit cost	$32	$(14)	$48	$46

Assumptions
Discount Rate	3.76%	3.95%	3.46%	3.90%

8. STOCK-BASED COMPENSATION
As of June 30, 2017, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027 and provides a maximum of 3,800,000 shares for grants or awards, plus any shares which remain available under the 2000 Plan. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011, and an amendment and restatement of the 2011 Plan was approved by the Stockholders of Wabtec on May 10, 2017. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“the Directors Plan”).
Stock-based compensation expense was $11.9 million and $9.7 million for the six months ended June 30, 2017 and 2016, respectively. Included in stock-based compensation expense for the six months ended June 30, 2017 is $0.8 million of expense related to stock options, $3.5 million related to non-vested restricted stock, $2.7 million related to restricted stock units, $4.1 million related to incentive stock units and $0.8 million related to units issued for Directors’ fees. At June 30, 2017, unamortized compensation expense related to those stock options, non-vested restricted shares units and incentive stock units expected to vest totaled $39.9 million and will be recognized over a weighted average period of 1.4 years.
Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2016	1,098,823	$35.39	4.3	$52,332
Granted	64,507	87.05		287
Exercised	(120,577)	22.21		7,388
Canceled	(471)	83.14		4
Outstanding at June 30, 2017	1,042,282	40.09	4.3	53,581
Exercisable at June 30, 2017	851,494	31.93	3.6	50,722
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
Restricted Stock, Restricted Units and Incentive Stock Beginning in 2006, the Company adopted a restricted stock program. As provided for under the 2011 Plan and 2000 Plan, eligible employees are granted restricted stock that generally vests over four years from the date of grant. Under the Directors Plan, restricted stock units vest one year from the date of grant.
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2017, the Company estimates that it will achieve 87%, 85% and 99% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2017, 2018, and 2019, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the six months ended June 30, 2017:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	396,295	424,750	$72.18
Granted	151,655	155,575	86.64
Vested	(130,098)	(153,271)	70.05
Adjustment for incentive stock awards expected to vest	—	(26,586)	69.74
Canceled	(4,103)	(2,458)	77.20
Outstanding at June 30, 2017	413,749	398,010

9. INCOME TAXES
The overall effective income tax rate was 25.4% and 26.3% for the three and six months ended June 30, 2017, respectively, and 28.8% and 30.2% for the three and six months ended June 30, 2016, respectively.  For the three and six months ended June 30, 2017, the decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions.
As of June 30, 2017 and December 31, 2016, the liability for income taxes associated with uncertain tax positions was $8.4 million, of which $4.2 million, if recognized, would favorably affect the Company’s effective tax rate.
The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2017, the total accrued interest and penalties were $1.0 million and $0.3 million, respectively. As of December 31, 2016, the total accrued interest and penalties were $0.8 million and $0.3 million, respectively.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $4.0 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.  With limited exceptions, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2013.

10. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,
In thousands, except per share data	2017	2016
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$72,025	$90,485
Less: dividends declared - common shares and non-vested restricted stock	(9,605)	(7,209)
Undistributed earnings	62,420	83,276
Percentage allocated to common shareholders (1)	99.7%	99.7%
	62,233	83,026
Add: dividends declared - common shares	9,576	7,189
Numerator for basic and diluted earnings per common share	$71,809	$90,215
Denominator
Denominator for basic earnings per common share - weighted average shares	95,641	89,846
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	643	713
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	96,284	90,559
Net income attributable to Wabtec shareholders per common share
Basic	$0.75	$1.00
Diluted	$0.75	$1.00

(1) Basic weighted-average common shares outstanding	95,641	89,846
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	95,917	90,101
Percentage allocated to common shareholders	99.7%	99.7%

	Six Months Ended June 30,
In thousands, except per share data	2017	2016
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$145,914	$184,648
Less: dividends declared - common shares and non-vested restricted stock	(19,177)	(14,565)
Undistributed earnings	126,737	170,083
Percentage allocated to common shareholders (1)	99.7%	99.7%
	126,357	169,573
Add: dividends declared - common shares	19,120	14,520
Numerator for basic and diluted earnings per common share	$145,477	$184,093
Denominator
Denominator for basic earnings per common share - weighted average shares	95,370	90,832
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	701	796
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	96,071	91,628
Net income attributable to Wabtec shareholders per common share
Basic	$1.52	$2.03
Diluted	$1.52	$2.02

(1) Basic weighted-average common shares outstanding	95,370	90,832
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	95,666	91,111
Percentage allocated to common shareholders	99.7%	99.7%

The Company’s non-vested restricted stock contains rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share. The calculation of earnings per share for common stock shown above excludes the income attributable to the non-vested restricted stock from the numerator and excludes the dilutive impact of those shares from the denominator.

11. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In thousands	2017	2016
Balance at beginning of year	$138,992	$92,064
Warranty expense	15,961	17,853
Acquisitions	397	7,547
Warranty claim payments	(16,479)	(20,422)
Foreign currency impact/other	5,887	(696)
Balance at June 30	$144,758	$96,346

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gain and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three and six months ended June 30, 2017 and June 30, 2016, the amounts reclassified into income were not material.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized gain related to these contracts was $3.7 million for the three months ended June 30, 2017. These contracts are scheduled to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections.

In millions	Designated	Non-Designated	Total
Gross notional amount	$886.9	$292.4	$1,179.3

Fair Value:
Other current assets	3.7	3.7	7.4
Other current liabilities	—	—	—
Total	$3.7	$3.7	$7.4
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
As of June 30, 2017, the Company has recorded a current liability of $2.5 million and an accumulated other comprehensive loss of $1.5 million, net of tax, related to these agreements.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2017, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at June 30, 2017 Using
In thousands	Total Carrying Value at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$2,476	$—	$2,476	$—
Total	$2,476	$—	$2,476	$—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at June 30, 2017 and December 31, 2016. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 and 2016 Notes are considered Level 2 based on the fair value valuation hierarchy.
The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	June 30, 2017		December 31, 2016
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swap agreement	$2,476	$2,476	$3,888	$3,888
4.375% Senior Notes	248,438	266,308	248,310	260,265
3.45% Senior Notes	747,580	742,808	747,474	719,273
The fair value of the Company’s interest rate swap agreements and the 2013 and 2016 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

14. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, in Note 19 therein, filed on February 28, 2017. During the first six months of 2017, there were no material changes to the information described in the Form 10-K.
From time to time, the Company is involved in litigation related to claims arising out of the Company's operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, in Note 19 therein, filed on February 28, 2017. Except as described below, there have been no material changes to the information described in the Form 10-K, including with respect to the litigation with Siemens described therein.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“Denver Transit”) alleging breach of contract related to the installation of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project. No damages have been asserted for the alleged late delivery of the TMDS. On May 4, 2017, Denver Transit alleged that total damages were $29.9 million as of March 31, 2017 and are continuing to accumulate regarding the installation of constant wireless crossings. The crossings have not been certified for use, which Denver Transit alleges is due to Xorail’s failure to achieve constant warning times satisfactory to the Federal Railway Administration (“FRA”). No claims have been filed by Denver Transit with regard to either issue. Xorail has denied Denver Transit’s assertions regarding the wireless crossings but continues to work with Denver Transit and FRA to upgrade and change its system to meet the FRA’s previously undefined, and still evolving, certification requirements. The Company does not believe that it has any liability with respect to the wireless crossing issue. The Company is working with Denver Transit on a response plan regarding the TMDS.

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

Segment financial information for the three months ended June 30, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$344,828	$587,425	$—	$932,253
Intersegment sales/(elimination)	10,139	6,073	(16,212)	—
Total sales	$354,967	$593,498	$(16,212)	$932,253
Income (loss) from operations	$63,337	$59,222	$(8,858)	$113,701
Interest expense and other, net	—	—	(16,972)	(16,972)
Income (loss) from operations before income taxes	$63,337	$59,222	$(25,830)	$96,729
Segment financial information for the three months ended June 30, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$397,067	$326,534	$—	$723,601
Intersegment sales/(elimination)	13,616	4,106	(17,722)	—
Total sales	$410,683	$330,640	$(17,722)	$723,601
Income (loss) from operations	$92,317	$52,146	$(11,179)	$133,284
Interest expense and other, net	—	—	(6,198)	(6,198)
Income (loss) from operations before income taxes	$92,317	$52,146	$(17,377)	$127,086
Segment financial information for the six months ended June 30, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$692,774	$1,155,513	$—	$1,848,287
Intersegment sales/(elimination)	19,226	11,759	(30,985)	—
Total sales	$712,000	$1,167,272	$(30,985)	$1,848,287
Income (loss) from operations	$134,732	$108,370	$(14,543)	$228,559
Interest expense and other, net	—	—	(32,365)	(32,365)
Income (loss) from operations before income taxes	$134,732	$108,370	$(46,908)	$196,194
Segment financial information for the six months ended June 30, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$839,736	$655,896	$—	$1,495,632
Intersegment sales/(elimination)	19,424	5,783	(25,207)	—
Total sales	$859,160	$661,679	$(25,207)	$1,495,632
Income (loss) from operations	$198,991	$97,156	$(20,682)	$275,465
Interest expense and other, net	—	—	(10,915)	(10,915)
Income (loss) from operations before income taxes	$198,991	$97,156	$(31,597)	$264,550

Sales by product line are as follows:

	Three Months Ended June 30,
In thousands	2017	2016
Specialty Products & Electronics	$324,798	$339,188
Transit Products	253,764	49,643
Brake Products	192,557	141,979
Remanufacturing, Overhaul & Build	126,556	156,981
Other	34,578	35,810
Total sales	$932,253	$723,601

	Six Months Ended June 30,
In thousands	2017	2016
Specialty Products & Electronics	$639,863	$717,457
Transit Products	512,182	98,438
Brake Products	373,016	293,885
Remanufacturing, Overhaul & Build	255,616	315,014
Other	67,610	70,838
Total sales	$1,848,287	$1,495,632

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
Balance Sheet for June 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$2,190	$8,985	$317,347	$—	$328,522
Receivables, net	71,773	209,518	847,700	—	1,128,991
Inventories	128,733	143,932	473,571	—	746,236
Current assets - other	36,231	3,925	100,904	—	141,060
Total current assets	238,927	366,360	1,739,522	—	2,344,809
Property, plant and equipment, net	50,700	134,047	363,095	—	547,842
Goodwill	25,275	565,154	1,753,179	—	2,343,608
Investment in subsidiaries	6,132,898	2,488,919	—	(8,621,817)	—
Other intangibles, net	31,236	251,852	846,277	—	1,129,365
Other long term assets	31,634	6,273	35,209	—	73,116
Total assets	$6,510,670	$3,812,605	$4,737,282	$(8,621,817)	$6,438,740
Current liabilities	$152,688	198,646	$1,130,765	—	$1,482,099
Inter-company	1,982,986	(1,918,583)	(64,403)	—	—
Long-term debt	1,765,868	36	168,700	—	1,934,604
Long-term liabilities - other	42,272	102,705	292,689	—	437,666
Total liabilities	3,943,814	(1,617,196)	1,527,751	—	3,854,369
Shareholders' equity	2,566,856	5,431,033	3,190,785	(8,621,817)	2,566,857
Non-controlling interest	—	(1,232)	18,746	—	17,514
Total shareholders' equity	$2,566,856	$5,429,801	$3,209,531	$(8,621,817)	$2,584,371
Total Liabilities and Shareholders' Equity	$6,510,670	$3,812,605	$4,737,282	$(8,621,817)	$6,438,740

Balance Sheet for December 31, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$2,522	$9,496	$386,466	$—	$398,484
Receivables, net	79,041	202,779	660,688	—	942,508
Inventories	120,042	128,076	410,392	—	658,510
Current assets - other	52,576	(17,844)	833,397	—	868,129
Total current assets	254,181	322,507	2,290,943	—	2,867,631
Property, plant and equipment, net	49,031	126,661	342,684	—	518,376
Goodwill	25,275	477,472	1,576,018	—	2,078,765
Investment in subsidiaries	5,388,613	1,325,150	—	(6,713,763)	—
Other intangibles, net	31,897	204,512	817,451	—	1,053,860
Other long term assets	9,592	(1,914)	54,708	—	62,386
Total assets	$5,758,589	$2,454,388	$5,081,804	$(6,713,763)	$6,581,018
Current liabilities	$194,983	196,956	$1,054,700	—	$1,446,639
Inter-company	1,562,399	(1,848,777)	286,378	—	—
Long-term debt	1,761,933	58	976	—	1,762,967
Long-term liabilities - other	33,298	74,977	286,312	—	394,587
Total liabilities	3,552,613	(1,576,786)	1,628,366	—	3,604,193
Shareholders' equity	2,205,976	4,032,250	2,681,514	(6,713,763)	2,205,977
Non-controlling interest	—	(1,076)	771,924	—	770,848
Total shareholders' equity	$2,205,976	$4,031,174	$3,453,438	$(6,713,763)	$2,976,825
Total Liabilities and Shareholders' Equity	$5,758,589	$2,454,388	$5,081,804	$(6,713,763)	$6,581,018

Income Statement for the Three Months Ended June 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$137,708	$250,065	$576,967	$(32,487)	$932,253
Cost of sales	(100,311)	(159,789)	(421,998)	23,808	(658,290)
Gross profit (loss)	37,397	90,276	154,969	(8,679)	273,963
Total operating expenses	(32,954)	(30,072)	(97,236)	—	(160,262)
Income (loss) from operations	4,443	60,204	57,733	(8,679)	113,701
Interest (expense) income, net	(18,732)	2,251	1,061	—	(15,420)
Other income (expense), net	(10,228)	(617)	9,293	—	(1,552)
Equity earnings (loss)	96,944	38,206	—	(135,150)	—
Pretax income (loss)	72,427	100,044	68,087	(143,829)	96,729
Income tax expense	(402)	124	(24,291)	—	(24,569)
Net income (loss)	72,025	100,168	43,796	(143,829)	72,160
Less: Net income attributable to noncontrolling interest	—	157	(292)	—	(135)
Net income (loss) attributable to Wabtec shareholders	$72,025	$100,325	$43,504	$(143,829)	$72,025

Comprehensive income (loss) attributable to Wabtec shareholders	$72,921	$100,326	$189,707	$(143,829)	$219,125

Income Statement for the Three Months Ended June 30, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$161,632	$349,763	$313,239	$(101,033)	$723,601
Cost of sales	(118,079)	(221,854)	(210,033)	63,754	(486,212)
Gross profit (loss)	43,553	127,909	103,206	(37,279)	237,389
Total operating expenses	(29,063)	(30,596)	(44,446)	—	(104,105)
(Loss) income from operations	14,490	97,313	58,760	(37,279)	133,284
Interest (expense) income, net	(7,085)	1,596	520	—	(4,969)
Other income (expense), net	223	611	(2,063)	—	(1,229)
Equity earnings (loss)	108,929	46,120	—	(155,049)	—
Pretax income (loss)	116,557	145,640	57,217	(192,328)	127,086
Income tax expense	(26,074)	(947)	(9,580)	—	(36,601)
Net income (loss)	90,483	144,693	47,637	(192,328)	90,485
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Wabtec shareholders	$90,483	$144,693	$47,637	$(192,328)	$90,485

Comprehensive income (loss) attributable to Wabtec shareholders	$90,182	$144,691	$6,691	$(192,328)	$49,236

Income Statement for the Six Months Ended June 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$282,251	$508,777	$1,121,356	$(64,097)	$1,848,287
Cost of sales	(199,262)	(327,395)	(825,964)	48,004	(1,304,617)
Gross profit (loss)	82,989	181,382	295,392	(16,093)	543,670
Total operating expenses	(57,247)	(59,944)	(197,920)	—	(315,111)
Income (loss) from operations	25,742	121,438	97,472	(16,093)	228,559
Interest (expense) income, net	(33,343)	4,411	(4,200)	—	(33,132)
Other income (expense), net	2,854	(1,877)	(210)	—	767
Equity earnings (loss)	165,229	50,148	—	(215,377)	—
Pretax income (loss)	160,482	174,120	93,062	(231,470)	196,194
Income tax expense	(14,567)	(17)	(37,446)	—	(52,030)
Net income (loss)	145,915	174,103	55,616	(231,470)	144,164
Less: Net income attributable to noncontrolling interest	—	157	1,593	—	1,750
Net income (loss) attributable to Wabtec shareholders	$145,915	$174,260	$57,209	$(231,470)	$145,914

Comprehensive income (loss) attributable to Wabtec shareholders	$147,668	$174,261	$250,508	$(231,470)	$340,967

Income Statement for the Six Months Ended June 30, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$338,619	$606,676	$629,223	$(78,886)	$1,495,632
Cost of sales	(247,160)	(374,815)	(430,159)	49,071	(1,003,063)
Gross profit (loss)	91,459	231,861	199,064	(29,815)	492,569
Total operating expenses	(66,938)	(62,948)	(87,218)	—	(217,104)
(Loss) income from operations	24,521	168,913	111,846	(29,815)	275,465
Interest (expense) income, net	(13,754)	3,321	593	—	(9,840)
Other income (expense), net	11,040	(3,870)	(8,245)	—	(1,075)
Equity earnings (loss)	221,950	84,819	—	(306,769)	—
Pretax income (loss)	243,757	253,183	104,194	(336,584)	264,550
Income tax expense	(59,108)	(1,947)	(18,847)	—	(79,902)
Net income (loss)	184,649	251,236	85,347	(336,584)	184,648
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Wabtec shareholders	$184,649	$251,236	$85,347	$(336,584)	$184,648

Comprehensive income (loss) attributable to Wabtec shareholders	$183,369	$251,236	$73,000	$(336,584)	$171,021

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used in) provided by operating activities	$(3,939)	$63,758	$(57,429)	$(16,093)	$(13,703)
Net cash used in investing activities	(8,661)	(105,498)	(14,422)	—	(128,581)
Net cash provided by (used in) financing activities	12,268	41,229	(28,000)	16,093	41,590
Effect of changes in currency exchange rates	—	—	30,732	—	30,732
Increase (decrease) in cash	(332)	(511)	(69,119)	—	(69,962)
Cash, beginning of period	2,522	9,496	386,466	—	398,484
Cash, end of period	$2,190	$8,985	$317,347	$—	$328,522

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(29,564)	$139,189	$90,343	$14,008	$213,976
Net cash used in investing activities	(5,445)	(19,799)	(14,958)	—	(40,202)
Net cash (used in) provided by financing activities	41,157	(118,345)	(10,961)	(14,008)	(102,157)
Effect of changes in currency exchange rates	—	—	5,127	—	5,127
Increase (decrease) in cash	6,148	1,045	69,551	—	76,744
Cash, beginning of period	—	13,157	213,034	—	226,191
Cash, end of period	$6,148	$14,202	$282,585	$—	$302,935

17. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2017	2016	2017	2016
Foreign currency loss	$(2,303)	$(1,530)	$(1,089)	$(1,368)
Equity income	792	—	1,067	—
Other miscellaneous (expense) income	(41)	301	789	293
Total other (expense) income, net	$(1,552)	$(1,229)	$767	$(1,075)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 31 countries. For the six months ended June 30, 2017, approximately 65% of the Company’s revenues came from customers outside the U.S.
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

ACQUISITION OF FAIVELEY TRANSPORT S.A.
On November 30, 2016, the Company acquired majority ownership of Faiveley Transport under the terms of a Share Purchase Agreement (“Share Purchase Agreement”). Faiveley Transport is a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries. Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of value-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access & Mobility (passenger access systems and platform doors), and Brakes and Safety (braking systems and couplers). The transaction was structured as a step acquisition as follows:

•
On November 30, 2016, the Company acquired majority ownership of Faiveley Transport, after completing the purchase of the Faiveley family’s ownership interest under the terms of the Share Purchase Agreement, which directed the Company to pay €100 per share of Faiveley Transport, payable between 25% and 45% in cash at the election of those shareholders and the remainder payable in Wabtec stock. The Faiveley family’s ownership interest acquired by the Company represented approximately 51% of outstanding share capital and approximately 49% of the outstanding voting shares of Faiveley Transport. Upon completion of the share purchase under the Share Purchase Agreement, Wabtec commenced a tender offer for the remaining publicly traded Faiveley Transport shares. The public shareholders had the option to elect to receive €100 per share in cash or 1.1538 shares of Wabtec common stock per share of Faiveley Transport. The common stock portion of the consideration was subject to a cap on issuance of Wabtec common shares that was equivalent to the rates of cash and stock elected by the 51% owners.

•
On February 3, 2017, the initial cash tender offer was closed, which resulted in the Company acquiring approximately 27% of additional outstanding share capital and voting rights of Faiveley Transport for approximately $411.8 million in cash and $25.2 million in Wabtec stock. After the initial cash tender offer, the Company owned approximately 78% of outstanding share capital and 76% of voting rights.

•
On March 6, 2017, the final cash tender offer was closed, which resulted in the Company acquiring approximately 21% of additional outstanding share capital and 22% of additional outstanding voting rights of Faiveley Transport for approximately $303.2 million in cash and $0.3 million in Wabtec stock. After the final cash tender offer, the Company owned approximately 99% of the share capital and 98% of the voting rights of Faiveley Transport.

•
On March 21, 2017, a mandatory squeeze-out procedure was finalized, which resulted in the Company acquiring the Faiveley Transport shares not tendered in the offers for approximately $17.5 million in cash. This resulted in the Company owning 100% of the share capital and voting rights of Faiveley Transport.

As of November 30, 2016, the date the Company acquired 51% of the share capital and 49% of the voting interest in Faiveley Transport, Faiveley Transport was consolidated under the variable interest entity model as the Company concluded that it was the primary beneficiary of Faiveley Transport as it then possessed the power to direct the activities of Faiveley Transport that most significantly impact its economic performance and it then possessed the obligation and right to absorb losses and benefits from Faiveley Transport. The aggregate value of consideration paid for 100% ownership of Faiveley Transport was $1,736.1 million, including $944.3 million in cash, $560.2 million in stock or approximately 6.6 million shares, $409.9 million in debt assumed, less $178.3 million in cash acquired. The $744.7 million included as deposits in escrow on the consolidated balance sheet at December 31, 2016 was cash designated for use as consideration for the tender offers.

RESULTS OF OPERATIONS
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Net sales	$932,253	$723,601	$1,848,287	$1,495,632
Cost of sales	(658,290)	(486,212)	(1,304,617)	(1,003,063)
Gross profit	273,963	237,389	543,670	492,569
Selling, general and administrative expenses	(127,574)	(80,610)	(249,915)	(170,361)
Engineering expenses	(23,338)	(18,029)	(46,802)	(35,982)
Amortization expense	(9,350)	(5,466)	(18,394)	(10,761)
Total operating expenses	(160,262)	(104,105)	(315,111)	(217,104)
Income from operations	113,701	133,284	228,559	275,465
Interest expense, net	(15,420)	(4,969)	(33,132)	(9,840)
Other (expense) income, net	(1,552)	(1,229)	767	(1,075)
Income from operations before income taxes	96,729	127,086	196,194	264,550
Income tax expense	(24,569)	(36,601)	(52,030)	(79,902)
Net income	72,160	90,485	$144,164	$184,648
Less: Net (gain) loss attributable to noncontrolling interest	(135)	—	1,750	—
Net income attributable to Wabtec shareholders	$72,025	$90,485	$145,914	$184,648
SECOND QUARTER 2017 COMPARED TO SECOND QUARTER 2016
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
In thousands	2017	2016	Percent Change
Freight Segment Sales	$344,828	$397,067	(13.2)%
Transit Segment Sales	587,425	326,534	79.9%
Net sales	932,253	723,601	28.8%
Income from operations	113,701	133,284	(14.7)%
Net income attributable to Wabtec shareholders	72,025	90,485	(20.3)%
The following table shows the major components of the change in sales in the second quarter of 2017 from the second quarter of 2016:

In thousands	Freight Segment	Transit Segment	Total
Second Quarter 2016 Net Sales	$397,067	$326,534	$723,601
Acquisitions	43,725	282,960	326,685
Change in Sales by Product Line:
Specialty Products & Electronics	(46,601)	(2,704)	(49,305)
Remanufacturing, Overhaul & Build	(28,595)	(6,166)	(34,761)
Brake Products	(13,025)	(1,148)	(14,173)
Transit Products	—	(771)	(771)
Other	(4,231)	(64)	(4,295)
Foreign exchange	(3,513)	(11,215)	(14,728)
Second Quarter 2017 Net Sales	$344,827	$587,426	$932,253

Net sales for the three months ended June 30, 2017 increased by $208.7 million, or 28.8%, to $932.3 million. The increase is primarily due to sales from acquisitions of $326.7 million partially offset by a $49.3 million decrease for Specialty Products and Electronics due to lower demand for freight original equipment rail products and train control and signaling products and services, and a $34.8 million decrease for Remanufacturing, Overhaul and Build primarily due to the absence of a large locomotive rebuild contract that completed in 2016. Unfavorable foreign exchange decreased sales by $14.7 million.
Freight Segment sales decreased by $52.2 million, or 13.2%, primarily due to a decrease of $46.6 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products as well as train control and signaling products and services, a decrease of $28.6 million for Remanufacturing, Overhaul & Build sales primarily due to the absence of a large locomotive rebuild contract that completed in 2016, and a decrease of $13.0 million for Brake Products sales from lower demand for original equipment brakes for freight customers. Acquisitions increased sales by $43.7 million and unfavorable foreign exchange decreased sales by $3.5 million.
Transit Segment sales increased by $260.9 million, or 79.9%, primarily due to sales from acquisitions of $283.0 million partially offset by a decrease of $6.2 million for Remanufacturing, Overhaul & Build due to decreased rebuild contracts. Unfavorable foreign exchange decreased sales by $11.2 million.
Cost of Sales The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended June 30, 2017
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$127,373	36.9%	$247,737	42.2%	$375,110	40.2%
Labor	53,220	15.4%	83,435	14.2%	136,655	14.7%
Overhead	52,504	15.2%	79,037	13.5%	131,541	14.1%
Other/Warranty	2,515	0.7%	12,469	2.1%	14,984	1.6%
Total cost of sales	$235,612	68.2%	$422,678	72.0%	$658,290	70.6%

	Three Months Ended June 30, 2016
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$149,908	37.8%	$130,808	40.1%	$280,716	38.8%
Labor	43,700	11.0%	43,643	13.4%	87,343	12.1%
Overhead	64,661	16.3%	46,257	14.2%	110,918	15.3%
Other/Warranty	438	0.1%	6,797	2.1%	7,235	1.0%
Total cost of sales	$258,707	65.2%	$227,505	69.8%	$486,212	67.2%
Cost of Sales increased by $172.1 million to $658.3 million in the second quarter of 2017 compared to $486.2 million in the same period of 2016. In the second quarter of 2017, cost of sales as a percentage of sales was 70.6% compared to 67.2% in the same period of 2016. The increase as a percentage of sales is due to product mix largely attributable to higher transit segment sales due to acquisitions, along with an unfavorable product mix within the freight segment.
Freight Segment cost of sales increased 3.0% as a percentage of sales to 68.2% in 2017 compared to 65.2% for the same period in 2016. The increase is primarily related to lower demand for freight original equipment rail products and train controls and signaling products and services.
Transit Segment cost of sales increased 2.2% as a percentage of sales to approximately 72.0% in the second quarter of 2017 from 69.8% for the same period of 2016. The increase is primarily related to product mix largely attributable to the acquisition of Faiveley Transport, which has lower overall margins.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $10.2 million in the second quarter of 2017 compared to $7.0 million in the second quarter of 2016. The increase is primarily related to the increase in sales.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Three Months Ended June 30,
In thousands	2017	Percentage of Sales	2016	Percentage of Sales
Selling, general and administrative expenses	$127,574	13.7%	$80,610	11.1%
Engineering expenses	23,338	2.5%	18,029	2.5%
Amortization expense	9,350	1.0%	5,466	0.8%
Total operating expenses	$160,262	17.2%	$104,105	14.4%
Total operating expenses were 17.2% and 14.4% of sales for the second quarters of 2017 and 2016, respectively. Selling, general, and administrative expenses increased $47.0 million, or 58.3%, primarily due to $44.0 million in incremental expense from acquisitions and $7.9 million in Faiveley Transport transaction and integration related charges partially offset by lower costs due to cost saving initiatives and lower organic sales volumes. Engineering expense increased by $5.3 million, or 29.4%, due to incremental costs associated with acquisitions but remained constant as a percentage of sales at 2.5%. Amortization expense increased $3.9 million due to amortization of intangibles associated with acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Three Months Ended June 30,
In thousands	2017	2016	Percent Change
Freight Segment	$45,881	$44,464	3.2%
Transit Segment	105,524	48,461	117.8%
Corporate	8,857	11,180	(20.8)%
Total operating expenses	160,262	104,105	53.9%
Freight Segment operating expenses increased $1.4 million, or 3.2%, in 2017 and increased 210 basis points to 13.3% of sales. The increase is primarily attributable to $5.6 million of incremental operating expenses from acquisitions, partially offset by cost saving initiatives across the freight business and lower selling expenses related to reduced volume.
Transit Segment operating expenses increased $57.1 million, or 117.8%, in 2017 and increased 320 basis points to 18.0% of sales. The increase is primarily attributable to acquisitions with $47.9 million of incremental operating expenses and $5.6 million of Faiveley Transport integration costs.
Corporate non-allocated operating expenses decreased $2.3 million in 2017 primarily due to lower Faiveley Transport transaction costs in the current quarter as well as lower costs associated with cost saving initiatives.
Interest expense, net Interest expense, net, increased $10.5 million in 2017 attributable to higher overall debt balances in 2017 than 2016, primarily related to the Faiveley Transport acquisition, partially offset by a $2.2 million benefit related to the prepayment of debt assumed in Faiveley Transport acquisition.
Other income (expense), net Other income/(expense), net, totaled $1.6 million of expense in 2017 compared to $1.2 million of expense in 2016 primarily due to foreign currency losses.
Income taxes The effective income tax rate was 25.4% and 28.8% for the second quarter of 2017 and 2016, respectively. The decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions.

FIRST SIX MONTHS OF 2017 COMPARED TO FIRST SIX MONTHS OF 2016
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
In thousands	2017	2016		Percent Change
Freight Segment Sales	$692,774	$839,736		(17.5)%
Transit Segment Sales	1,155,513	655,896		76.2%
Net sales	1,848,287	1,495,632		23.6%
Income from operations	228,559	275,465		(17.0)%
Net income attributable to Wabtec shareholders	145,914	184,648	184,648	(21.9)%
The following table shows the major components of the change in sales for the six months ended June 30, 2017 from the six months ended June 30, 2016:

In thousands	Freight Segment	Transit Segment	Total
First Six Months of 2016 Net Sales	$839,736	$655,896	$1,495,632
Acquisitions	80,613	553,310	633,923
Change in Sales by Product Line:
Specialty Products & Electronics	(122,563)	(17,670)	(140,233)
Remanufacturing, Overhaul, and Build	(61,592)	(5,425)	(67,017)
Brake Products	(30,649)	(4,440)	(35,089)
Transit Products	—	(3,164)	(3,164)
Other	(7,675)	1,280	(6,395)
Foreign exchange	(5,096)	(24,274)	(29,370)
First Six Months of 2017 Net Sales	$692,774	$1,155,513	$1,848,287
Net sales for the six months ended June 30, 2017 increased by $352.7 million, or 23.6%, to $1,848.3 million from $1,495.6 million. The increase is due to sales from acquisitions of $633.9 million partially offset by a $140.2 million decrease for Specialty Products and Electronics due to lower demand for freight original equipment rail products and train control and signaling products and services, and a $67.0 million decrease for Remanufacturing, Overhaul and Build primarily due to the absence of a large locomotive rebuild contract that completed in 2016. Unfavorable foreign exchange decreased sales by $29.4 million.
Freight Segment sales decreased by $147.0 million, or 17.5%, primarily due to a decrease of $122.6 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products as well as train control and signaling products and services, a decrease of $61.6 million for Remanufacturing, Overhaul & Build sales primarily due to the absence of a large locomotive rebuild contract that completed in 2016, and a decrease of $30.6 million for Brake Products sales from lower demand for original equipment brakes for freight customers. Acquisitions increased sales by $80.6 million and unfavorable foreign exchange decreased sales by $5.1 million.
Transit Segment sales increased by $499.6 million, or 76.2%, primarily due to an increase in sales from acquisitions of $553.3 million partially offset by a decrease of $17.7 million for Specialty Products and Electronics due to lower demand for original equipment conduction systems and current collectors. Unfavorable foreign exchange decreased sales by $24.3 million.

Cost of Sales The following table shows the major components of cost of sales for the periods indicated:

	Six Months Ended June 30, 2017
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$265,771	38.4%	$494,846	42.8%	$760,617	41.2%
Labor	92,205	13.3%	159,572	13.8%	251,777	13.6%
Overhead	109,791	15.8%	160,371	13.9%	270,162	14.6%
Other/Warranty	1,607	0.2%	20,454	1.8%	22,061	1.2%
Total cost of sales	$469,374	67.7%	$835,243	72.3%	$1,304,617	70.6%

	Six Months Ended June 30, 2016
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$319,340	38.0%	$273,932	41.8%	$593,272	39.7%
Labor	91,137	10.9%	81,236	12.4%	172,373	11.5%
Overhead	127,974	15.2%	94,233	14.4%	222,207	14.9%
Other/Warranty	4,135	0.5%	11,076	1.7%	15,211	1.0%
Total cost of sales	$542,586	64.6%	$460,477	70.3%	$1,003,063	67.1%
Cost of Sales increased by $301.6 million to $1,304.6 million in the six months ended June 30, 2017 compared to $1,003.1 million in the same period of 2016. For the six months ended June 30, 2017, cost of sales as a percentage of sales was 70.6% compared to 67.1% in the same period of 2016.  The increase as a percentage of sales is due to product mix largely attributable to higher transit segment sales due to acquisitions, along with an unfavorable product mix within the freight segment.
Freight Segment cost of sales increased 3.1% as a percentage of sales to 67.7% for the six months ended June 30, 2017 compared to 64.6% for the same period in 2016. The increase is primarily related to lower demand for freight original equipment rail products and train control and signaling products and services.
Transit Segment cost of sales increased 2.0% as a percentage of sales to 72.3% for the six months ended June 30, 2017 from 70.3% for the same period of 2016. The increase is primarily related to product mix largely attributable to the acquisition of Faiveley Transport, which has lower overall margins.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $16.0 million in the six months ended June 30, 2017 compared to $17.9 million in the six months ended June 30, 2016.
Operating expenses The following table shows our operating expenses for the periods indicated:

	Six Months Ended June 30,
In thousands	2017	Percentage of Sales	2016	Percentage of Sales
Selling, general and administrative expenses	$249,915	13.5%	$170,361	11.4%
Engineering expenses	46,802	2.5%	35,982	2.4%
Amortization expense	18,394	1.0%	10,761	0.7%
Total operating expenses	$315,111	17.0%	$217,104	14.5%
Total operating expenses were 17.0% and 14.5% of sales for the six months of 2017 and 2016, respectively.  Selling, general, and administrative expenses increased $79.6 million, or 46.7%, primarily due to $95.9 million in incremental expense from acquisitions and $13.3 million of Faiveley Transport transaction and integration related charges partially offset by lower costs due to cost saving initiatives and lower organic sales volumes. Engineering expense increased by $10.8 million, or 30.0%, primarily due to $10.5 million in expenses from acquisitions and remained consistent as a percentage of sales. Amortization expense increased $7.6 million due to amortization of intangibles associated with acquisitions.

The following table shows our segment operating expense for the periods indicated:

	Six Months Ended June 30,
In thousands	2017	2016	Percent Change
Freight Segment	$88,668	$95,274	(6.9)%
Transit Segment	211,900	101,146	109.5%
Corporate	14,543	20,684	(29.7)%
Total operating expenses	$315,111	$217,104	45.1%
Freight Segment operating expenses decreased $6.6 million, or 6.9%, in the six months ended June 30, 2017 and increased 150 basis points to 12.8% of sales. The decrease is primarily attributable to reduced sales volumes, and realized benefits from the cost saving initiatives undertaken in 2016 and 2017, partially offset by $10.6 million of incremental operating expenses from acquisitions.
Transit Segment operating expenses increased $110.8 million, or 109.5%, in the six months ended June 30, 2017 and increased 290 basis points to 18.3% of sales. The increase is attributed to $105.3 million of incremental operating expenses from acquisitions and $7.6 million of Faiveley Transport and integration costs.
Corporate non-allocated operating expenses decreased $6.1 million in the six months ended June 30, 2017 primarily due to lower Faiveley Transport transaction and integration costs.
Interest expense, net Interest expense, net, increased $23.3 million in the six months ended June 30, 2017 attributable to higher overall debt balances in 2017 than 2016, primarily related to the Faiveley Transport acquisition.
Other income (expense), net Other income/(expense), net, totaled $0.8 million in the six months ended June 30, 2017 compared to $1.1 million for the comparable period in 2016 primarily due to foreign currency losses.
Income taxes The effective income tax rate was 26.3% and 30.2% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the effective rate is primarily the result of a lower earnings mix in higher tax rate jurisdictions.
Net loss attributable to noncontrolling interest Net loss attributable to noncontrolling interest was $1.8 million in 2017 as Faiveley Transport was not wholly owned by the Company until March 2017; therefore, a portion of Faiveley Transport's operating results for the first two months of 2017 was allocated to the Company's consolidated subsidiaries noncontrolling shareholders.
Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Six Months Ended June 30,
In thousands	2017	2016
Cash (used for) provided by:
Operating activities	$(13,703)	$213,976
Investing activities	(128,581)	(40,202)
Financing activities	41,590	(102,157)
(Decrease)/increase in cash	$(69,962)	$76,744
Operating activities In the first six months of 2017, cash used for operations was $13.7 million. In the first six months of 2016, cash provided by operations was $214.0 million. In comparison to the first six months of 2016, cash provided by operations for the comparable period in 2017 decreased due to unfavorable working capital performance and lower net income of $40.5 million. The major components of working capital were as follows: an unfavorable change in accounts receivable of

$64.4 million due to the timing of sales and customer payments, an unfavorable change in inventory of $37.5 million due to efforts to ramp up production in anticipation of stronger product demand through 2017, an unfavorable change of $101.1 million in other assets and liabilities primarily due to an unfavorable change in accrued liabilities due to payments related to contract liabilities, accrued expenses, and acquisition costs during the first six months of 2017, an unfavorable change in accrued taxes of $25.9 million, partially offset by a favorable change in accrued liabilities and customer deposits of $83.4 million primarily due to the timing of cash receipts from customers for long term projects.
Investing activities In the first six months of 2017 and 2016, cash used in investing activities was $128.6 million and $40.2 million, respectively. The major components of the cash outflow in 2017 were $90.6 million in net cash paid for acquisitions and $38.4 million in planned additions to property, plant and equipment for investments in our facilities and manufacturing processes. This compares to $21.3 million in net cash paid for acquisitions and $19.1 million in property, plant, and equipment for investments in the first six months of 2016. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first six months of 2017, cash provided by financing activities was $41.6 million which included $745.0 million in proceeds from the revolving credit facility, $680.1 million in repayments of debt and $19.2 million of dividend payments. In the first six months of 2016, cash provided by financing activities was $102.2 million, which included $230.0 million in proceeds from the revolving credit facility, $175.5 million in repayments of debt on the revolving credit facility, $133.7 million for purchases of treasury stock, $9.0 million related to payment of income tax withholding on share based compensation, and $14.6 million of dividend payments.

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
Faiveley Transport Tender Offer

•
On February 3, 2017, the initial cash tender offer was closed, which resulted in the Company acquiring approximately 27% of additional outstanding share capital and voting rights of Faiveley Transport for approximately $411.8 million in cash and $25.2 million in Wabtec stock. After the initial cash tender offer, the Company owned approximately 78% of outstanding share capital and 76% of voting rights.

•
On March 6, 2017, the final cash tender offer was closed, which resulted in the Company acquiring approximately 21% of additional outstanding share capital and 22% of additional outstanding voting rights of Faiveley Transport for approximately $303.2 million in cash and $0.3 million in Wabtec stock. After the final cash tender offer, the Company owned approximately 99% of the share capital and 98% of the voting rights of Faiveley Transport.

•
On March 21, 2017, a mandatory squeeze-out procedure was finalized, which resulted in the Company acquiring the Faiveley Transport shares not tendered in the offers for approximately $17.5 million in cash. This resulted in the Company owning 100% of the share capital and voting rights of Faiveley Transport.

Company Stock Repurchase Plan
On February 8, 2016, the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $33.3 million remained. During the first six months of 2017, the Company did not repurchase any shares. The Company intends to purchase shares on the open market or in negotiated block trades from time to time depending on market conditions. No time limit was set for the completion of the programs which conforms to the requirements under the 2016 Refinancing Credit Agreement, as well as the senior notes currently outstanding.
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
Statements in this Quarterly Report on Form 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 42% and 36% of total long-term debt at June 30, 2017 and December 31, 2016, respectively.  To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 6 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first six months of 2017, approximately 35% of Wabtec’s net sales were to customers in the United States, 9% in the United Kingdom, 7% in Canada, 6% in France, 5% in China, 5% in Germany 4% in Mexico, 4% in Italy, 3% in Australia, and 22% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2017. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Except as described below, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including with respect to the litigation with Siemens described therein.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“Denver Transit”) alleging breach of contract related to the installation of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project. No damages have been asserted for the alleged late delivery of the TMDS. On May 4, 2017, Denver Transit alleged that total damages were $29.9 million as of March 31, 2017 and are continuing to accumulate regarding the installation of constant wireless crossings. The crossings have not been certified for use, which Denver Transit alleges is due to Xorail’s failure to achieve constant warning times satisfactory to the Federal Railway Administration (“FRA”). No claims have been filed by Denver Transit with regard to either issue. Xorail has denied Denver Transit’s assertions regarding the wireless crossings but continues to work with Denver Transit and FRA to upgrade and change its system to meet the FRA’s previously undefined, and still evolving, certification requirements. The Company does not believe that it has any liability with respect to the wireless crossing issue. The Company is working with Denver Transit on a response plan regarding the TMDS.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2017:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 2017	—	—	—	$—
May 2017	—	$—	—	$—
June 2017	—	$—	—	$—
Total quarter ended June 30, 2017	—	$—	—	$—

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
The following exhibits are being filed with this report:

4.1
Fifth Supplemental Indenture, dated April 28, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

4.2
Sixth Supplemental Indenture, dated June 21, 2017, by and among Westinghouse Air Brake Technologies Corporate, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-4 filed on July 19, 2017) (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.1
First Amendment to Second Amended and Restated Refinancing Credit Agreement, dated as of April 19, 2017, by and among the Company, Wabtec Cooperatief UA, as borrowers, the subsidiary guarantors named therein, and the lenders party thereto and PNC Bank, National Association, as Administrative Agent

10.2
Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan (as amended restated effective May 20, 2017) (incorporated by reference to Annex A to the Company's Proxy Statement dated March 31, 2017)

10.3
Westinghouse Air Brake Technologies Corporation 1995 Non-Employee Directors' Fee and Stock Option Plan (as amended and restated effective May 10, 2017) (incorporated by reference to Annex B to the Company's Proxy Statement dated March 31, 2017)

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President Finance and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	August 3, 2017

EXHIBIT INDEX

4.1
Fifth Supplemental Indenture, dated April 28, 2017, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

4.2
Sixth Supplemental Indenture, dated June 21, 2017, by and among Westinghouse Air Brake Technologies Corporate, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-4 filed on July 19, 2017) (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.1
First Amendment to Second Amended and Restated Refinancing Credit Agreement, dated as of April 19, 2017, by and among the Company, Wabtec Cooperatief UA, as borrowers, the subsidiary guarantors named therein, and the lenders party thereto and PNC Bank, National Association, as Administrative Agent

10.2
Westinghouse Air Brake Technologies Corporation 2011 Stock Incentive Plan (as amended restated effective May 20, 2017) (incorporated by reference to Annex A to the Company's Proxy Statement dated March 31, 2017)

10.3
Westinghouse Air Brake Technologies Corporation 1995 Non-Employee Directors' Fee and Stock Option Plan (as amended and restated effective May 10, 2017) (incorporated by reference to Annex B to the Company's Proxy Statement dated March 31, 2017)

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