Form 10-Q
period 2017-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2017-11-01
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2017
Common Stock, $.01 par value per share	95,999,248 shares

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
September 30, 2017
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In thousands, except shares and par value	September 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$228,080	$398,484
Accounts receivable	792,726	667,596
Unbilled accounts receivable	351,613	274,912
Inventories	764,781	658,510
Deposit in escrow	—	744,748
Other current assets	139,925	123,381
Total current assets	2,277,125	2,867,631
Property, plant and equipment	988,223	912,230
Accumulated depreciation	(437,856)	(393,854)
Property, plant and equipment, net	550,367	518,376
Other Assets
Goodwill	2,384,758	2,078,765
Other intangibles, net	1,140,387	1,053,860
Other noncurrent assets	97,013	62,386
Total other assets	3,622,158	3,195,011
Total Assets	$6,449,650	$6,581,018

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$512,905	$530,211
Customer deposits	373,815	256,591
Accrued compensation	151,952	145,324
Accrued warranty	134,964	123,190
Current portion of long-term debt	49,748	129,809
Other accrued liabilities	242,056	261,514
Total current liabilities	1,465,440	1,446,639
Long-term debt	1,824,156	1,762,967
Accrued postretirement and pension benefits	108,182	110,597
Deferred income taxes	282,557	245,680
Accrued warranty	13,800	15,802
Other long-term liabilities	19,146	22,508
Total Liabilities	3,713,281	3,604,193
Commitments and contingent liabilities (Note 14)
Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 95,999,582 and 95,425,432 outstanding
at September 30, 2017 and December 31, 2016, respectively	1,323	1,323
Additional paid-in capital	900,536	869,951
Treasury stock, at cost, 36,349,952 and 36,924,102 shares,
at September 30, 2017 and December 31, 2016, respectively	(828,103)	(838,950)
Retained earnings	2,735,876	2,553,258
Accumulated other comprehensive loss	(91,930)	(379,605)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	2,717,702	2,205,977
Noncontrolling interest	18,667	770,848
Total Equity	2,736,369	2,976,825
Total Liabilities and Equity	$6,449,650	$6,581,018
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2017	2016	2017	2016

Net sales	$957,931	$675,574	$2,806,218	$2,171,206
Cost of sales	(704,728)	(463,093)	(2,009,345)	(1,466,156)
Gross profit	253,203	212,481	796,873	705,050
Selling, general and administrative expenses	(117,838)	(70,757)	(367,753)	(241,118)
Engineering expenses	(24,709)	(16,289)	(71,511)	(52,271)
Amortization expense	(8,645)	(5,339)	(27,039)	(16,100)
Total operating expenses	(151,192)	(92,385)	(466,303)	(309,489)
Income from operations	102,011	120,096	330,570	395,561
Other income and expenses
Interest expense, net	(17,893)	(6,057)	(51,025)	(15,897)
Other income (expense), net	(2,933)	1,188	(2,166)	113
Income from operations before income taxes	81,185	115,227	277,379	379,777
Income tax expense	(12,746)	(32,799)	(64,776)	(112,701)
Net income	68,439	82,428	212,603	267,076
Less: Net (Gain) Loss attributable to noncontrolling interest	(1,040)	—	710	—
Net income attributable to Wabtec shareholders	$67,399	$82,428	$213,313	$267,076

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.70	$0.92	$2.23	$2.94
Diluted
Net income attributable to Wabtec shareholders	$0.70	$0.91	$2.22	$2.92

Weighted average shares outstanding
Basic	95,709	89,589	95,163	90,546
Diluted	96,316	90,293	95,808	91,316

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2017	2016	2017	2016

Net income attributable to Wabtec shareholders	$67,399	$82,428	$213,313	$267,076
Foreign currency translation gain (loss)	82,905	2,734	277,984	(7,385)
Unrealized gain (loss) on derivative contracts	15,021	1,169	18,400	(1,740)
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	27	982	(3,017)	(652)
Other comprehensive income (loss) before tax	97,953	4,885	293,367	(9,777)
Income tax (expense) benefit related to components of
other comprehensive income	(5,333)	(594)	(5,692)	441
Other comprehensive income (loss), net of tax	92,620	4,291	287,675	(9,336)
Comprehensive income attributable to Wabtec shareholders	$160,019	$86,719	$500,988	$257,740

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended September 30,
In thousands, except per share data	2017	2016

Operating Activities
Net income	$212,603	$267,076
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	76,970	49,375
Stock-based compensation expense	14,539	14,788
Loss on disposal of property, plant and equipment	1,633	151
Excess income tax benefits from exercise of stock options	—	(446)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(60,246)	(38,362)
Inventories	(53,365)	2,301
Accounts payable	(121,389)	(43,777)
Accrued income taxes	(35,942)	5,952
Accrued liabilities and customer deposits	81,270	(8,353)
Other assets and liabilities	(89,562)	(1,812)
Net cash provided by operating activities	26,511	246,893
Investing Activities
Purchase of property, plant and equipment	(60,263)	(31,676)
Proceeds from disposal of property, plant and equipment	1,066	140
Acquisitions of businesses, net of cash acquired	(114,175)	(84,355)
Release of deposit in escrow	23,548	—
Net cash used for investing activities	(149,824)	(115,891)
Financing Activities
Proceeds from debt	883,473	346,000
Payments of debt	(918,919)	(215,850)
Purchase of treasury stock	—	(212,176)
Proceeds from exercise of stock options and other benefit plans	2,888	1,773
Payment of income tax withholding on share-based compensation	(6,798)	(9,006)
Excess income tax benefits from exercise of equity options	—	446
Cash dividends ($0.32 and $0.26 per share for the nine months
ended September 30, 2017 and 2016, respectively)	(30,693)	(23,523)
Net cash used for financing activities	(70,049)	(112,336)
Effect of changes in currency exchange rates	22,958	5,525
(Decrease) Increase in cash	(170,404)	24,191
Cash, beginning of period	398,484	226,191
Cash, end of period	$228,080	$250,382

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 31 countries. In the first nine months of 2017, approximately 65% of the Company’s revenues came from customers outside the United States.

2. ACCOUNTING POLICIES
Basis of Presentation The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and the rules and regulations of the Securities and Exchange Commission and include the accounts of Wabtec and its subsidiaries in which Wabtec has a controlling interest. These condensed consolidated interim financial statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year.
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
In general, the Company recognizes revenue from long-term contracts based on the percentage of completion method of accounting. The units-of-delivery method or other input-based or output-based measures, as appropriate, are used to measure the progress toward completion of individual contracts. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivables were $351.6 million and $274.9 million, customer deposits were $373.8 million and $256.6 million, and provisions for loss contracts were $93.8 million and $60.5 million at September 30, 2017 and December 31, 2016, respectively.
Pre-Production Costs Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $28.8 million and $29.4 million at September 30, 2017 and December 31, 2016, respectively.
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
Noncontrolling Interests In accordance with ASC 810 "Consolidation", the Company has classified noncontrolling interests as equity on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016. Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2017 was a $1.0 million gain and a $0.7 million loss, respectively, and was not material for the three and nine months ended September 30, 2016. Other comprehensive income attributable to noncontrolling interests for the three and nine months ended September 30, 2017 and 2016 was not material.
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contract with Customers.”  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Board voted to propose that the standard would take effect for reporting periods beginning after December 15, 2017 and that early adoption would be allowed as of the original effective date. The impact of adopting the new standard on net sales and operating income for the three and nine months ended September 30, 2017 and 2016 is not expected to be material. The Company also does not expect a material impact to the consolidated balance sheet. The impact to results is not anticipated to be material because the analysis of the Company's current contracts under the new revenue recognition standard supports how the Company is currently recognizing revenue over time and at a point in time; however, the Company's conclusions may evolve as management completes its contract reviews and evaluation. The Company plans to adopt this accounting standard update using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first reporting period of 2018. The Company is in the process of drafting an updated accounting policy, evaluating new disclosure requirements and identifying and implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Company believes it is following an appropriate timeline to appropriately adopt this new standard on January 1, 2018.
Recently Adopted Accounting Pronouncements In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU simplifies several aspects for the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2016. In accordance with this update, the Company began recognizing all excess tax deficiencies and tax benefits from share-based payment awards as a benefit or expense to income tax in the income statement. This update has been adopted prospectively in accordance with the ASU and the impact of adoption on the income statement was not material. Additionally in accordance with this update, the Company began classifying excess income tax benefits from exercise of stock options as an operating activity on the consolidated statement of cash flows. The Company elected to adopt this amendment retrospectively and the impact of the adoption on operating and financing cash flows for the three and nine months ended September 30, 2016 was not material.
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
The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2017 are as follows:

In thousands	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2016	$(321,033)	$(2,957)	$(55,615)	$(379,605)
Other comprehensive income (loss) before reclassifications	277,984	11,424	(4,715)	284,693
Amounts reclassified from accumulated other
comprehensive income	—	1,206	1,776	2,982
Net current period other comprehensive income (loss)	277,984	12,630	(2,939)	287,675
Balance at September 30, 2017	$(43,049)	$9,673	$(58,554)	$(91,930)

Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2017 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(422)	Cost of sales
Amortization of net loss	1,240	Cost of sales
	818	Income from Operations
	(226)	Income tax expense
	$592	Net income

Derivative contracts
Realized loss on derivative contracts	$497	Interest expense, net
	(131)	Income tax expense
	$366	Net income
Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2017 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(1,266)	Cost of sales
Amortization of net loss	3,720	Cost of sales
	2,454	Income from Operations
	(678)	Income tax expense
	$1,776	Net income

Derivative contracts
Realized loss on derivative contracts	$1,653	Interest expense, net
	(447)	Income tax expense
	$1,206	Net income
The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2016 are as follows:

	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2015	$(227,349)	$(2,987)	$(46,383)	$(276,719)
Other comprehensive income (loss) before reclassifications	(7,385)	(2,192)	(1,969)	(11,546)
Amounts reclassified from accumulated other
comprehensive income	—	883	1,327	2,210
Net current period other comprehensive (loss)	(7,385)	(1,309)	(642)	(9,336)
Balance at September 30, 2016	$(234,734)	$(4,296)	$(47,025)	$(286,055)

Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2016 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$6	Cost of sales
Amortization of net loss	611	Cost of sales
	617	Income from Operations
	(175)	Income tax expense
	$442	Net income

Derivative contracts
Realized loss on derivative contracts	$338	Interest expense, net
	(96)	Income tax expense
	$242	Net income

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2016 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(801)	Cost of sales
Amortization of net loss	2,702	Cost of sales
	1,901	Income from Operations
	(574)	Income tax expense
	$1,327	Net income

Derivative contracts
Realized loss on derivative contracts	$1,265	Interest expense, net
	(382)	Income tax expense
	$883	Net income

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

The following table summarizes the preliminary estimated fair values of the Faiveley Transport assets acquired and liabilities assumed:

In thousands
Assets acquired
Cash and cash equivalents	$178,318
Accounts receivable	444,741
Inventories	205,649
Other current assets	70,930
Property, plant, and equipment	148,746
Goodwill	1,257,360
Trade names	346,328
Customer relationships	233,529
Patents	1,201
Other noncurrent assets	183,252
Total assets acquired	3,070,054
Liabilities assumed
Current liabilities	805,992
Debt	409,899
Other noncurrent liabilities	347,348
Total liabilities assumed	1,563,239
Net assets acquired	$1,506,815
These estimates are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. During the nine months ended September 30, 2017, the estimated fair values for customer relationships and current liabilities were adjusted by $21.8 million and $51.8 million, respectively, for changes to initial estimates based on information that existed at the date of acquisition. Additionally, the estimated fair values for accounts receivable and current liabilities were adjusted by $2.8 million and $36.2 million, respectively, to correct errors in the preliminary estimated fair values of the Faiveley Transport assets acquired and liabilities assumed. Other noncurrent assets were adjusted by $29.0 million to record the deferred tax impact of these adjustments. As a result of these adjustments and other immaterial adjustments related to changes to initial estimates based on information that existed at the date of acquisition, goodwill increased by $69.1 million. Accounts receivable and current liabilities were adjusted by $64.3 million to correct an error in the preliminary estimated fair values of Faiveley Transport assets and liabilities assumed related to a factoring arrangement with recourse.
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
For the three and nine months ended September 30, 2017, the Company’s consolidated statement of income included $294.4 million and $851.8 million of revenues, respectively, from Faiveley Transport.
Other Acquisitions
The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•
On April 5, 2017, the Company acquired Thermal Transfer Corporation ("TTC"), a leading provider of heat transfer solutions for industrial applications, for a purchase price of approximately $32.5 million, net of cash acquired, resulting in preliminary goodwill of $16.3 million, all of which will be deductible for tax purposes.

•
On March 14, 2017, the Company acquired Aero Transportation Products ("ATP"), a manufacturer of engineered covering systems for hopper freight cars, for a purchase price of approximately $65.3 million, net of cash acquired, resulting in preliminary goodwill of $31.9 million, all of which will be deductible for tax purposes.

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

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•
On October 2, 2017, subsequent to the close of our accounting quarter, the Company acquired AM General Contractor ("AM"), a manufacturer of safety systems, mainly for transit rail cars with annual sales of about $25.0 million.

•
On August 1, 2016, the Company acquired Gerken Group SA ("Gerken"), a manufacturer of specialty carbon and graphite products for rail and other industrial applications, for a purchase price of approximately $62.8 million, net of cash acquired, resulting in goodwill of $17.5 million, none of which will be deductible for tax purposes.

The acquisitions listed above include escrow deposits of $38.4 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition for TTC, ATP, Workhorse, and Precision Turbo. For the Unitrac and Gerken acquisitions, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	TTC	ATP	Workhorse	Precision Turbo	Gerken	Unitrac
In thousands	April 5, 2017	March 14, 2017	December 14, 2016	November 17, 2016	August 1, 2016	May 5, 2016
Current assets	$3,746	$11,666	$9,137	$4,145	$32,706	$11,476
Property, plant & equipment	5,909	5,354	—	1,346	7,667	1,768
Goodwill	16,309	31,934	24,373	4,019	17,470	2,442
Other intangible assets	12,300	22,100	19,400	5,200	30,560	1,230
Other assets	—	—	—	—	1,706	—
Total assets acquired	38,264	71,054	52,910	14,710	90,109	16,916
Total liabilities assumed	(5,753)	(5,800)	(9,083)	(884)	(27,262)	(2,145)
Net assets acquired	$32,511	$65,254	$43,827	$13,826	$62,847	$14,771
Of the $671.8 million of total acquired other intangible assets, $367.6 million was assigned to trade names, $296.7 million was assigned to customer relationships, and $5.0 million was assigned to intellectual property. The trade names were determined to have indefinite useful lives, while the intellectual property and customer relationships’ average useful lives are 20 years, and the non-compete agreements' useful life is five years.
The Company also made smaller acquisitions not listed above which are individually and collectively immaterial.

The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2016:

In thousands	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net sales	$957,931	$995,869	$2,817,550	$3,168,195
Gross profit	253,203	301,554	799,695	977,743
Net income attributable to Wabtec shareholders	67,399	99,085	214,370	323,878
Diluted earnings per share
As Reported	$0.70	$0.91	$2.22	$2.92
Pro forma	$0.70	$1.02	$2.23	$3.30

4. INVENTORIES
The components of inventory, net of reserves, were:

In thousands	September 30, 2017	December 31, 2016
Raw materials	$391,207	$331,465
Work-in-progress	196,319	145,462
Finished goods	177,255	181,583
Total inventories	$764,781	$658,510

5. INTANGIBLES
The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2016	$550,902	$1,527,863	$2,078,765
Adjustment to preliminary purchase allocation	(13,395)	77,302	63,907
Acquisitions	62,158	4,999	67,157
Foreign currency impact	9,407	165,522	174,929
Balance at September 30, 2017	$609,072	$1,775,686	$2,384,758
As of September 30, 2017 and December 31, 2016, the Company’s trade names had a net carrying amount of $583.7 million and $510.5 million, respectively, and the Company believes these intangibles have indefinite lives.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In thousands	September 30, 2017	December 31, 2016
Patents, non-compete and other intangibles, net of accumulated
amortization of $42,237 and $42,538	$15,001	$15,360
Customer relationships, net of accumulated amortization
of $117,676 and $87,334	541,705	528,068
Total	$556,706	$543,428
The weighted average remaining useful life of patents, customer relationships and other intangibles were 10 years, 17 years and 15 years, respectively. Amortization expense for intangible assets was $8.6 million and $27.0 million for the three and nine months ended September 30, 2017, and $5.3 million and $16.1 million for the three and nine months ended September 30, 2016, respectively.

Amortization expense for the five succeeding years is estimated to be as follows:

Remainder of 2017	$8,873
2018	34,794
2019	33,537
2020	32,014
2021	31,827

6. LONG-TERM DEBT
Long-term debt consisted of the following:

In thousands	September 30, 2017	December 31, 2016
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $2,410 and $2,526	$747,590	$747,474
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,498 and $1,690	248,502	248,310
Revolving Credit Facility, net of unamortized debt issuance costs of $2,801 and $3,850	855,321	796,150
Schuldschein Loan	11,812	98,671
Other Borrowings	9,150	1,153
Capital Leases	1,529	1,018
Total	1,873,904	1,892,776
Less - current portion	49,748	129,809
Long-term portion	$1,824,156	$1,762,967
Wabtec's acquisition of the controlling stake of Faiveley Transport triggered the early repayment of a syndicated loan and the mandatory offer to investors to repay the U.S. and Schuldschein private placements. Both the syndicated loan and U.S. private placements were repaid in full in December 2016.
3.45% Senior Notes Due November 2026
On November 3 2016, the Company issued $750.0 million of Senior Notes due in 2026 (the "2016 Notes"). The 2016 Notes were issued at 99.965% of face value. Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year. The proceeds were used to finance the cash portion of the Faiveley Transport acquisition, refinance Faiveley Transport's indebtedness, and for general corporate purposes. The principal balance is due in full at maturity. The Company incurred $2.7 million of deferred financing costs related to the issuance of the 2016 Notes.
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
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended and restated its existing revolving credit facility with a consortium of commercial banks. The “2016 Refinancing Credit Agreement” provides the Company with a $1.2 billion, five years revolving credit facility and a $400.0 million delayed draw term loan (the “Term Loan”). The Company incurred approximately $3.3 million of deferred financing costs related to the 2016 Refinancing Credit Agreement. The facility expires on June 22, 2021. The 2016 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At September 30, 2017, the Company had available bank borrowing capacity, net of $35.4 million of letters of credit, of approximately $686.7 million, subject to certain financial covenant restrictions.
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
At September 30, 2017, the weighted average interest rate on the Company’s variable rate debt was 2.89%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement was July 31, 2013, and the termination date was November 7, 2016. The impact of the interest rate swap agreement converted a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value was fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for these agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with excellent credit ratings and history of performance.  The Company currently believes the risk of nonperformance is negligible.
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
Schuldschein Loan, Due 2024
In conjunction with the acquisition of Faiveley Transport, Wabtec acquired $137.2 million of a Schuldschein private placement loan which was originally issued by Faiveley Transport on March 5, 2014 in Germany, in which approximately 20 international investors participated. This loan is denominated in euros. Subsequent to the acquisition of Faiveley Transport, the Company repaid $125.8 million of the outstanding Schuldshein loan. The remaining balance of $11.8 million as of September 30, 2017 has a maturity of seven years and bears a fixed rate of 4.00%.
The Schuldschein loan is senior unsecured and ranks pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The Schuldshein loan agreement contains covenants and undertakings which limit, among other things, the following: factoring of receivables, the incurrence of indebtedness, sale of assets, change of control, mergers and consolidations and incurrence of liens. At September 30, 2017, the Company is in compliance with the undertakings and covenants contained in the loan agreement.

7. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.
The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended September 30,		Three Months Ended September 30,
In thousands, except percentages	2017	2016	2017	2016
Net periodic benefit cost
Service cost	$86	$84	$614	$258
Interest cost	356	369	1,677	1,257
Expected return on plan assets	(433)	(519)	(2,910)	(2,437)
Net amortization/deferrals	248	229	685	397
Net periodic benefit cost	$257	$163	$66	$(525)

	U.S.		International
	Nine Months Ended September 30,		Nine Months Ended September 30,
In thousands, except percentages	2017	2016	2017	2016
Net periodic benefit cost
Service cost	$258	$252	$1,842	$986
Interest cost	1,068	1,107	5,031	4,193
Expected return on plan assets	(1,299)	(1,557)	(8,730)	(7,723)
Net amortization/deferrals	744	687	2,055	1,452
Curtailment loss recognized	—	—	—	240
Net periodic benefit (credit) cost	$771	$489	$198	$(852)

Assumptions
Discount Rate	3.95%	4.21%	2.51%	3.56%
Expected long-term rate of return	4.95%	5.70%	4.93%	5.81%
Rate of compensation increase	3.00%	3.00%	2.54%	3.10%

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
The Company uses a December 31 measurement date for all post retirement plans.

The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended September 30,		Three Months Ended September 30,
In thousands, except percentages	2017	2016	2017	2016
Net periodic benefit cost
Service cost	$1	$1	$7	$7
Interest cost	88	97	24	25
Net amortization/deferrals	(73)	(105)	(7)	(9)
Net periodic benefit (credit) cost	$16	$(7)	$24	$23

	U.S.		International
	Nine Months Ended September 30,		Nine Months Ended September 30,
In thousands, except percentages	2017	2016	2017	2016
Net periodic benefit cost
Service cost	$3	$3	$21	$21
Interest cost	264	291	72	75
Net amortization/deferrals	(219)	(315)	(21)	(27)
Net periodic (credit) benefit cost	$48	$(21)	$72	$69

Assumptions
Discount Rate	3.76%	3.95%	3.46%	3.90%

8. STOCK-BASED COMPENSATION
As of September 30, 2017, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027 and provides a maximum of 3,800,000 shares for grants or awards, plus any shares which remain available under the 2000 Plan. The 2011 Plan was approved by stockholders of Wabtec on May 11, 2011, and an amendment and restatement of the 2011 Plan was approved by the Stockholders of Wabtec on May 10, 2017. The Company also maintains a Non-Employee Directors’ Fee and Stock Option Plan (“the Directors Plan”).
Stock-based compensation expense was $14.5 million and $14.8 million for the nine months ended September 30, 2017 and 2016, respectively. Included in stock-based compensation expense for the nine months ended September 30, 2017 is $1.2 million of expense related to stock options, $5.3 million related to restricted stock, $3.2 million related to restricted stock units, $3.7 million related to incentive stock units and $1.1 million related to units issued for Directors’ fees. At September 30, 2017, unamortized compensation expense related to stock options, non-vested restricted shares units and incentive stock units expected to vest totaled $29.7 million and will be recognized over a weighted average period of 1.4 years.
Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the nine months ended September 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2016	1,098,823	$35.39	4.3	$52,332
Granted	65,522	87.09		0
Exercised	(133,927)	21.84		7,220
Canceled	(4,266)	72.91		13
Outstanding at September 30, 2017	1,026,152	40.30	4.1	36,377
Exercisable at September 30, 2017	838,004	32.15	3.4	36,537
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2017, the Company estimates that it will achieve 73%, 68% and 80% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2017, 2018, and 2019, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the nine months ended September 30, 2017:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	396,295	424,750	$72.18
Granted	153,571	157,025	86.11
Vested	(131,553)	(153,271)	70.02
Adjustment for incentive stock awards expected to vest	—	(100,424)	75.43
Canceled	(6,590)	(5,158)	74.99
Outstanding at September 30, 2017	411,723	322,922

9. INCOME TAXES
The overall effective income tax rate was 15.7% and 23.4% for the three and nine months ended September 30, 2017, respectively, and 28.5% and 29.7% for the three and nine months ended September 30, 2016, respectively.  For the three and nine months ended September 30, 2017, the decrease in the effective rate is primarily due to $9.5 million of favorable deferred tax net benefits recorded in the three months ended September 30, 2017 and the result of a lower earnings mix in higher tax rate jurisdictions. The net favorable deferred tax benefits related to the adjustment of deferred tax liabilities which had originally been established in prior periods in several foreign jurisdictions. These adjustments were not material to the current year-to-date financial statements or prior years annual financial statements.
As of September 30, 2017 and December 31, 2016, the liability for income taxes associated with uncertain tax positions was $5.7 million, of which $3.2 million, if recognized, would favorably affect the Company’s effective tax rate.
The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2017, the total accrued interest and penalties were $0.6 million and $0.3 million, respectively. As of December 31, 2016, the total accrued interest and penalties were $0.8 million and $0.3 million, respectively.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $3.6 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.  With limited exceptions, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2013.

10. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,
In thousands, except per share data	2017	2016
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$67,399	$82,428
Less: dividends declared - common shares and non-vested restricted stock	(11,518)	(8,958)
Undistributed earnings	55,881	73,470
Percentage allocated to common shareholders (1)	99.7%	99.7%
	55,713	73,250
Add: dividends declared - common shares	11,485	8,933
Numerator for basic and diluted earnings per common share	$67,198	$82,183
Denominator
Denominator for basic earnings per common share - weighted average shares	95,709	89,589
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	607	704
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	96,316	90,293
Net income attributable to Wabtec shareholders per common share
Basic	$0.70	$0.92
Diluted	$0.70	$0.91

(1) Basic weighted-average common shares outstanding	95,709	89,589
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	95,983	89,838
Percentage allocated to common shareholders	99.7%	99.7%

	Nine Months Ended September 30,
In thousands, except per share data	2017	2016
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$213,313	$267,076
Less: dividends declared - common shares and non-vested restricted stock	(30,693)	(23,523)
Undistributed earnings	182,620	243,553
Percentage allocated to common shareholders (1)	99.4%	99.7%
	181,524	242,822
Add: dividends declared - common shares	30,508	23,452
Numerator for basic and diluted earnings per common share	$212,032	$266,274
Denominator
Denominator for basic earnings per common share - weighted average shares	95,163	90,546
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	645	770
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	95,808	91,316
Net income attributable to Wabtec shareholders per common share
Basic	$2.23	$2.94
Diluted	$2.22	$2.92

(1) Basic weighted-average common shares outstanding	95,163	90,546
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	95,740	90,819
Percentage allocated to common shareholders	99.4%	99.7%

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

11. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In thousands	2017	2016
Balance at beginning of year	$138,992	$92,064
Warranty expense	33,108	22,788
Acquisitions	3,412	7,571
Warranty claim payments	(33,492)	(27,693)
Foreign currency impact/other	6,744	(620)
Balance at September 30	$148,764	$94,110

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gain and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three and nine months ended September 30, 2017 and September 30, 2016, the amounts reclassified into income were not material.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized gain related to these contracts was $0.2 million for the three months ended September 30, 2017. These contracts are scheduled to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of September 30, 2017.

In millions	Designated	Non-Designated	Total
Gross notional amount	$728.7	$406.4	$1,135.1

Fair Value:
Other current assets	4.4	0.2	4.6
Other current liabilities	—	—	—
Total	$4.4	$0.2	$4.6
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of December 31, 2016.

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
As of September 30, 2017, the Company has recorded a current liability of $2.0 million and an accumulated other comprehensive loss of $1.2 million, net of tax, related to these agreements.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2017, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at September 30, 2017 Using
In thousands	Total Carrying Value at September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$1,952	$—	$1,952	$—
Total	$1,952	$—	$1,952	$—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at September 30, 2017 and December 31, 2016. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 and 2016 Notes are considered Level 2 based on the fair value valuation hierarchy.
The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	September 30, 2017		December 31, 2016
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swap agreement	$1,952	$1,952	$3,888	$3,888
4.375% Senior Notes	248,502	264,000	248,310	260,265
3.45% Senior Notes	747,590	739,050	747,474	719,273
The fair value of the Company’s interest rate swap agreements and the 2013 and 2016 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

14. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, in Note 19 therein, filed on February 28, 2017. During the first nine months of 2017, there were no material changes to the information described in the Form 10-K.
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
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“Denver Transit”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossings, as of September 8, 2017, Denver Transit alleged that total damages were $36.8 million through July 31, 2017, and are continuing to accumulate. The crossings have not been certified for use without flaggers, which Denver Transit alleges is due to Xorail's failure to achieve constant warning times satisfactory to the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"). No claims have been filed by Denver Transit with regard to either issue. Xorail has denied Denver Transit’s assertions regarding the wireless crossings, and Denver Transit has also notified RTD that Denver Transit considers the new certification requirements imposed by FRA and/or PUC as a change in law, for which neither Denver Transit nor its subcontractors are liable. Xorail has worked with Denver Transit to modify its system to meet the FRA’s and PUC's previously undefined, and evolving, certification requirements. On September 28, 2017, the FRA granted a 5 year approval of the modified wireless crossing system as currently implemented; however, the PUC has not granted approval of the modified system and therefore the crossings are still not certified for use without flaggers. Denver Transit and RTD are continuing to seek approval from PUC. The Company does not believe that it has any liability with respect to the wireless crossing issue.

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

Segment financial information for the three months ended September 30, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$340,185	$617,746	$—	$957,931
Intersegment sales/(elimination)	8,376	4,494	(12,870)	—
Total sales	$348,561	$622,240	$(12,870)	$957,931
Income (loss) from operations	$61,596	$47,531	$(7,116)	$102,011
Interest expense and other, net	—	—	(20,826)	(20,826)
Income (loss) from operations before income taxes	$61,596	$47,531	$(27,942)	$81,185
Segment financial information for the three months ended September 30, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$361,998	$313,576	$—	$675,574
Intersegment sales/(elimination)	10,341	1,823	(12,164)	—
Total sales	$372,339	$315,399	$(12,164)	$675,574
Income (loss) from operations	$77,999	$51,164	$(9,067)	$120,096
Interest expense and other, net	—	—	(4,869)	(4,869)
Income (loss) from operations before income taxes	$77,999	$51,164	$(13,936)	$115,227
Segment financial information for the nine months ended September 30, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,032,959	$1,773,259	$—	$2,806,218
Intersegment sales/(elimination)	27,602	16,253	(43,855)	—
Total sales	$1,060,561	$1,789,512	$(43,855)	$2,806,218
Income (loss) from operations	$196,328	$155,901	$(21,659)	$330,570
Interest expense and other, net	—	—	(53,191)	(53,191)
Income (loss) from operations before income taxes	$196,328	$155,901	$(74,850)	$277,379
Segment financial information for the nine months ended September 30, 2016 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,201,734	$969,472	$—	$2,171,206
Intersegment sales/(elimination)	29,765	7,606	(37,371)	—
Total sales	$1,231,499	$977,078	$(37,371)	$2,171,206
Income (loss) from operations	$276,990	$148,321	$(29,750)	$395,561
Interest expense and other, net	—	—	(15,784)	(15,784)
Income (loss) from operations before income taxes	$276,990	$148,321	$(45,534)	$379,777

Sales by product line are as follows:

	Three Months Ended September 30,
In thousands	2017	2016
Specialty Products & Electronics	$335,143	$334,349
Transit Products	276,913	44,996
Brake Products	177,165	134,900
Remanufacturing, Overhaul & Build	132,018	129,264
Other	36,692	32,065
Total sales	$957,931	$675,574

	Nine Months Ended September 30,
In thousands	2017	2016
Specialty Products & Electronics	$975,006	$1,051,806
Transit Products	789,096	143,434
Brake Products	550,181	428,785
Remanufacturing, Overhaul & Build	387,634	444,278
Other	104,301	102,903
Total sales	$2,806,218	$2,171,206

16. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The obligations under the Company's 2016 Notes, 2013 Notes, and Revolving Credit Facility and Term Loan are fully and unconditionally guaranteed by all U.S. subsidiaries as guarantors. Each guarantor is 100% owned by the parent company. In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.
Balance Sheet for September 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$3,049	$6,082	$218,949	$—	$228,080
Receivables, net	75,123	232,060	837,156	—	1,144,339
Inventories	132,044	140,745	491,992	—	764,781
Current assets - other	39,216	4,283	96,426	—	139,925
Total current assets	249,432	383,170	1,644,523	—	2,277,125
Property, plant and equipment, net	51,196	134,397	364,774	—	550,367
Goodwill	25,276	549,198	1,810,284	—	2,384,758
Investment in subsidiaries	6,304,037	2,508,725	—	(8,812,762)	—
Other intangibles, net	30,905	251,485	857,997	—	1,140,387
Other long term assets	29,724	6,273	61,016	—	97,013
Total assets	$6,690,570	$3,833,248	$4,738,594	$(8,812,762)	$6,449,650
Current liabilities	$162,470	199,511	$1,103,459	—	$1,465,440
Inter-company	2,031,256	(1,942,433)	(88,823)	—	—
Long-term debt	1,740,541	25	83,590	—	1,824,156
Long-term liabilities - other	38,601	87,935	297,149	—	423,685
Total liabilities	3,972,868	(1,654,962)	1,395,375	—	3,713,281
Shareholders' equity	2,717,702	5,489,597	3,323,165	(8,812,762)	2,717,702
Non-controlling interest	—	(1,387)	20,054	—	18,667
Total shareholders' equity	$2,717,702	$5,488,210	$3,343,219	$(8,812,762)	$2,736,369
Total Liabilities and Shareholders' Equity	$6,690,570	$3,833,248	$4,738,594	$(8,812,762)	$6,449,650

Balance Sheet for December 31, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$2,522	$9,496	$386,466	$—	$398,484
Receivables, net	79,041	202,779	660,688	—	942,508
Inventories	120,042	128,076	410,392	—	658,510
Current assets - other	52,576	(17,844)	833,397	—	868,129
Total current assets	254,181	322,507	2,290,943	—	2,867,631
Property, plant and equipment, net	49,031	126,661	342,684	—	518,376
Goodwill	25,275	477,472	1,576,018	—	2,078,765
Investment in subsidiaries	5,388,613	1,325,150	—	(6,713,763)	—
Other intangibles, net	31,897	204,512	817,451	—	1,053,860
Other long term assets	9,592	(1,914)	54,708	—	62,386
Total assets	$5,758,589	$2,454,388	$5,081,804	$(6,713,763)	$6,581,018
Current liabilities	$194,983	196,956	$1,054,700	—	$1,446,639
Inter-company	1,562,399	(1,848,777)	286,378	—	—
Long-term debt	1,761,933	58	976	—	1,762,967
Long-term liabilities - other	33,298	74,977	286,312	—	394,587
Total liabilities	3,552,613	(1,576,786)	1,628,366	—	3,604,193
Shareholders' equity	2,205,976	4,032,250	2,681,514	(6,713,763)	2,205,977
Non-controlling interest	—	(1,076)	771,924	—	770,848
Total shareholders' equity	$2,205,976	$4,031,174	$3,453,438	$(6,713,763)	$2,976,825
Total Liabilities and Shareholders' Equity	$5,758,589	$2,454,388	$5,081,804	$(6,713,763)	$6,581,018

Income Statement for the Three Months Ended September 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$134,906	$270,116	$587,289	$(34,380)	$957,931
Cost of sales	(111,775)	(176,291)	(444,704)	28,042	(704,728)
Gross profit (loss)	23,131	93,825	142,585	(6,338)	253,203
Total operating expenses	(22,714)	(29,991)	(98,487)	—	(151,192)
Income (loss) from operations	417	63,834	44,098	(6,338)	102,011
Interest (expense) income, net	(19,222)	1,143	186	—	(17,893)
Other income (expense), net	274	(356)	(2,851)	—	(2,933)
Equity earnings (loss)	80,874	19,806	—	(100,680)	—
Pretax income (loss)	62,343	84,427	41,433	(107,018)	81,185
Income tax expense	5,056	(5)	(17,797)	—	(12,746)
Net income (loss)	67,399	84,422	23,636	(107,018)	68,439
Less: Net income attributable to noncontrolling interest	—	155	(1,195)	—	(1,040)
Net income (loss) attributable to Wabtec shareholders	$67,399	$84,577	$22,441	$(107,018)	$67,399

Comprehensive income (loss) attributable to Wabtec shareholders	$66,813	$84,577	$115,647	$(107,018)	$160,019

Income Statement for the Three Months Ended September 30, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$155,731	$259,174	$295,336	$(34,667)	$675,574
Cost of sales	(109,414)	(186,546)	(211,392)	44,259	(463,093)
Gross profit (loss)	46,317	72,628	83,944	9,592	212,481
Total operating expenses	(21,979)	(29,019)	(41,387)	—	(92,385)
(Loss) income from operations	24,338	43,609	42,557	9,592	120,096
Interest (expense) income, net	(7,854)	1,728	69	—	(6,057)
Other income (expense), net	6,600	(86)	(5,326)	—	1,188
Equity earnings (loss)	86,731	27,099	—	(113,830)	—
Pretax income (loss)	109,815	72,350	37,300	(104,238)	115,227
Income tax expense	(27,387)	1,567	(6,979)	—	(32,799)
Net income (loss)	82,428	73,917	30,321	(104,238)	82,428
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Wabtec shareholders	$82,428	$73,917	$30,321	$(104,238)	$82,428

Comprehensive income (loss) attributable to Wabtec shareholders	$82,987	$73,916	$34,054	$(104,238)	$86,719

Income Statement for the Nine Months Ended September 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$417,156	$778,893	$1,708,646	$(98,477)	$2,806,218
Cost of sales	(311,037)	(503,686)	(1,270,668)	76,046	(2,009,345)
Gross profit (loss)	106,119	275,207	437,978	(22,431)	796,873
Total operating expenses	(79,960)	(89,935)	(296,408)	—	(466,303)
Income (loss) from operations	26,159	185,272	141,570	(22,431)	330,570
Interest (expense) income, net	(52,565)	5,554	(4,014)	—	(51,025)
Other income (expense), net	3,127	(2,233)	(3,060)	—	(2,166)
Equity earnings (loss)	246,103	69,954	—	(316,057)	—
Pretax income (loss)	222,824	258,547	134,496	(338,488)	277,379
Income tax expense	(9,511)	(22)	(55,243)	—	(64,776)
Net income (loss)	213,313	258,525	79,253	(338,488)	212,603
Less: Net income attributable to noncontrolling interest	—	311	399	—	710
Net income (loss) attributable to Wabtec shareholders	$213,313	$258,836	$79,652	$(338,488)	$213,313

Comprehensive income (loss) attributable to Wabtec shareholders	$214,482	$258,838	$366,156	$(338,488)	$500,988

Income Statement for the Nine Months Ended September 30, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$494,350	$865,850	$924,559	$(113,553)	$2,171,206
Cost of sales	(356,575)	(561,361)	(641,550)	93,330	(1,466,156)
Gross profit (loss)	137,775	304,489	283,009	(20,223)	705,050
Total operating expenses	(88,916)	(91,967)	(128,606)	—	(309,489)
(Loss) income from operations	48,859	212,522	154,403	(20,223)	395,561
Interest (expense) income, net	(21,608)	5,049	662	—	(15,897)
Other income (expense), net	17,640	(3,956)	(13,571)	—	113
Equity earnings (loss)	308,681	111,917	—	(420,598)	—
Pretax income (loss)	353,572	325,532	141,494	(440,821)	379,777
Income tax expense	(86,495)	(380)	(25,826)	—	(112,701)
Net income (loss)	267,077	325,152	115,668	(440,821)	267,076
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Wabtec shareholders	$267,077	$325,152	$115,668	$(440,821)	$267,076

Comprehensive income (loss) attributable to Wabtec shareholders	$266,355	$325,152	$107,054	$(440,821)	$257,740

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(38,954)	$115,816	$(27,921)	$(22,430)	$26,511
Net cash used for investing activities	(12,591)	(110,741)	(26,492)	—	(149,824)
Net cash provided by (used for) financing activities	52,072	(8,489)	(136,062)	22,430	(70,049)
Effect of changes in currency exchange rates	—	—	22,958	—	22,958
Increase (decrease) in cash	527	(3,414)	(167,517)	—	(170,404)
Cash, beginning of period	2,522	9,496	386,466	—	398,484
Cash, end of period	$3,049	$6,082	$218,949	$—	$228,080

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2016:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(53,967)	$220,963	$100,120	$(20,223)	$246,893
Net cash used for investing activities	(5,067)	(26,693)	(84,131)	—	(115,891)
Net cash provided by (used for) financing activities	70,272	(193,669)	(9,162)	20,223	(112,336)
Effect of changes in currency exchange rates	—	—	5,525	—	5,525
Increase (decrease) in cash	11,238	601	12,352	—	24,191
Cash, beginning of period	—	13,157	213,034	—	226,191
Cash, end of period	$11,238	$13,758	$225,386	$—	$250,382

17. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2017	2016	2017	2016
Foreign currency (loss) gain	$(4,113)	$880	$(5,202)	$(488)
Equity income	520	—	1,587	—
Other miscellaneous expense	660	308	1,449	601
Total other income (expense), net	$(2,933)	$1,188	$(2,166)	$113

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based products and services for the global rail industry. Our products are found on virtually all U.S. locomotives, freight cars and passenger transit vehicles, as well as in more than 100 countries throughout the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 31 countries. For the nine months ended September 30, 2017, approximately 65% of the Company’s revenues came from customers outside the U.S.
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
The Company monitors a variety of factors and statistics to gauge market activity. Freight rail markets around the world are driven primarily by overall economic conditions and activity, while Transit markets are driven primarily by government funding and passenger ridership. Changes in these market drivers can cause fluctuations in demand for Wabtec's products and services.
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

ACQUISITION OF FAIVELEY TRANSPORT S.A.
On November 30, 2016, the Company acquired majority ownership of Faiveley Transport under the terms of the Share Purchase Agreement. Faiveley Transport is a leading global provider of value-added, integrated systems and services for the railway industry with annual sales of about $1.2 billion and more than 5,700 employees in 24 countries. Faiveley Transport supplies railway manufacturers, operators and maintenance providers with a range of value-added, technology-based systems and services in Energy & Comfort (air conditioning, power collectors and converters, and passenger information), Access &

Mobility (passenger access systems and platform doors), and Brakes and Safety (braking systems and couplers). The transaction was structured as a step acquisition as follows:

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

RESULTS OF OPERATIONS
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Net sales	$957,931	$675,574	$2,806,218	$2,171,206
Cost of sales	(704,728)	(463,093)	(2,009,345)	(1,466,156)
Gross profit	253,203	212,481	796,873	705,050
Selling, general and administrative expenses	(117,838)	(70,757)	(367,753)	(241,118)
Engineering expenses	(24,709)	(16,289)	(71,511)	(52,271)
Amortization expense	(8,645)	(5,339)	(27,039)	(16,100)
Total operating expenses	(151,192)	(92,385)	(466,303)	(309,489)
Income from operations	102,011	120,096	330,570	395,561
Interest expense, net	(17,893)	(6,057)	(51,025)	(15,897)
Other (expense) income, net	(2,933)	1,188	(2,166)	113
Income from operations before income taxes	81,185	115,227	277,379	379,777
Income tax expense	(12,746)	(32,799)	(64,776)	(112,701)
Net income	68,439	82,428	$212,603	$267,076
Less: Net (gain) loss attributable to noncontrolling interest	(1,040)	—	710	—
Net income attributable to Wabtec shareholders	$67,399	$82,428	$213,313	$267,076
THIRD QUARTER 2017 COMPARED TO THIRD QUARTER 2016
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
In thousands	2017	2016	Percent Change
Freight Segment Sales	$340,185	$361,998	(6.0)%
Transit Segment Sales	617,746	313,576	97.0%
Net sales	957,931	675,574	41.8%
Income from operations	102,011	120,096	(15.1)%
Net income attributable to Wabtec shareholders	67,399	82,428	(18.2)%
The following table shows the major components of the change in sales in the third quarter of 2017 from the third quarter of 2016:

In thousands	Freight Segment	Transit Segment	Total
Third Quarter 2016 Net Sales	$361,998	$313,576	$675,574
Acquisitions	40,633	289,941	330,574
Change in Sales by Product Line:
Specialty Products & Electronics	(40,429)	5,819	(34,610)
Brake Products	(12,579)	(1,353)	(13,932)
Remanufacturing, Overhaul & Build	(12,666)	3,351	(9,315)
Transit Products	—	2,400	2,400
Other	996	(615)	381
Foreign exchange	2,232	4,627	6,859
Third Quarter 2017 Net Sales	$340,185	$617,746	$957,931

Net sales for the three months ended September 30, 2017 increased by $282.4 million, or 41.8%, to $957.9 million. The increase is primarily due to sales from acquisitions of $330.6 million with the majority related to the Faiveley Transport acquisition. This increase was partially offset by a $34.6 million decrease for Specialty Products and Electronics due to lower demand for freight original equipment rail products, and a $13.9 million decrease for Brake Products primarily due to lower demand for original equipment brakes for freight customers. Favorable foreign exchange increased sales by $6.9 million.
Freight Segment sales decreased by $21.8 million, or 6.0%, primarily due to a decrease of $40.4 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products, a decrease of $12.7 million for Remanufacturing, Overhaul & Build sales primarily due to the absence of a large locomotive rebuild contract that completed in 2016, and a decrease of $12.6 million for Brake Products sales from lower demand for original equipment brakes for freight customers. Acquisitions increased sales by $40.6 million and favorable foreign exchange increased sales by $2.2 million.
Transit Segment sales increased by $304.2 million, or 97.0%, primarily due to sales from acquisitions of $289.9 million with the majority related to the Faiveley Transport acquisition. Favorable foreign exchange increased sales by $4.6 million.
Cost of Sales The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended September 30, 2017
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$129,912	38.2%	$283,376	45.9%	$413,288	43.1%
Labor	48,473	14.2%	81,828	13.2%	130,301	13.6%
Overhead	54,712	16.1%	90,508	14.7%	145,220	15.2%
Other/Warranty	2,630	0.8%	13,288	2.2%	15,918	1.7%
Total cost of sales	$235,727	69.3%	$469,000	76.0%	$704,727	73.6%

	Three Months Ended September 30, 2016
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$135,798	37.5%	$136,311	43.5%	$272,109	40.3%
Labor	44,583	12.3%	38,317	12.2%	82,900	12.3%
Overhead	57,990	16.0%	43,516	13.9%	101,506	15.0%
Other/Warranty	2,125	0.6%	4,453	1.4%	6,578	1.0%
Total cost of sales	$240,496	66.4%	$222,597	71.0%	$463,093	68.6%
Cost of sales increased by $241.6 million to $704.7 million in the third quarter of 2017 compared to $463.1 million in the same period of 2016. In the third quarter of 2017, cost of sales as a percentage of sales was 73.6% compared to 68.6% in the same period of 2016. The increase as a percentage of sales is due to product mix largely attributable to higher transit segment sales due to acquisitions, along with an unfavorable product mix within the freight segment and higher project adjustments of $20.4 million on certain existing contracts.
Freight Segment cost of sales increased 2.9% as a percentage of sales to 69.3% in 2017 compared to 66.4% for the same period in 2016. The increase is primarily related to lower demand for freight original equipment rail products and higher project contract adjustments of $5.5 million on certain existing contracts primarily related to labor and warranty costs.
Transit Segment cost of sales increased 5.0% as a percentage of sales to approximately 76.0% in the third quarter of 2017 from 71.0% for the same period of 2016. The increase is primarily related to product mix largely attributable to the acquisition of Faiveley Transport, which has lower overall margins and higher project adjustments of $14.9 million on certain existing contracts primarily related to material costs.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $17.1 million in the third quarter of 2017 compared to $6.8 million in the third quarter of 2016. The increase in warranty expense is primarily related to the increase in sales and the higher project costs on certain existing contacts discussed above.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Three Months Ended September 30,
In thousands	2017	Percentage of Sales	2016	Percentage of Sales
Selling, general and administrative expenses	$117,838	12.3%	$70,757	10.5%
Engineering expenses	24,709	2.6%	16,289	2.4%
Amortization expense	8,645	0.9%	5,339	0.8%
Total operating expenses	$151,192	15.8%	$92,385	13.7%
Total operating expenses were 15.8% and 13.7% of sales for the third quarters of 2017 and 2016, respectively. Selling, general, and administrative expenses increased $47.1 million, or 66.5%, primarily due to $56.7 million in incremental expense from acquisitions and $4.7 million in Faiveley Transport transaction and integration related charges partially offset by lower costs due to cost saving initiatives and lower organic sales volumes. Engineering expense increased by $8.4 million, or 51.7%, due to $5.1 million of incremental costs associated with acquisitions but remained relatively constant as a percentage of sales at 2.6%. Amortization expense increased $3.3 million due to amortization of intangibles associated with acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Three Months Ended September 30,
In thousands	2017	2016	Percent Change
Freight Segment	$42,862	$40,270	6.4%
Transit Segment	101,214	43,048	135.1%
Corporate	7,116	9,067	(21.5)%
Total operating expenses	151,192	92,385	63.7%
Freight Segment operating expenses increased $2.6 million, or 6.4%, in 2017 and increased 150 basis points to 12.6% of sales. The increase is primarily attributable to $5.0 million of incremental operating expenses from acquisitions and $0.6 million of integration and restructuring costs, partially offset by cost saving initiatives across the freight business and lower selling expenses related to reduced volume.
Transit Segment operating expenses increased $58.2 million, or 135.1%, in 2017 and increased 270 basis points to 16.4% of sales. The increase is primarily attributable to acquisitions with $51.7 million of incremental operating expenses and $3.4 million of Faiveley Transport integration costs.
Corporate non-allocated operating expenses decreased $2.0 million in 2017 primarily due to lower Faiveley Transport transaction costs in the current quarter as well as lower costs associated with cost saving initiatives.
Interest expense, net Interest expense, net, increased $11.8 million in 2017 attributable to higher overall debt balances in 2017 than 2016, primarily related to the Faiveley Transport acquisition and higher interest rates.
Other income (expense), net Other income/(expense), net, totaled $2.9 million of expense in 2017 compared to $1.2 million of income in 2016 primarily due to foreign currency losses.
Income taxes The effective income tax rate was 15.7% and 28.5% for the third quarter of 2017 and 2016, respectively. The decrease in the effective rate is primarily due to $9.5 million of favorable deferred tax net benefits recorded in the three months ended September 30, 2017 and the result of a lower earnings mix in higher tax rate jurisdictions. The net favorable deferred tax benefits related to the adjustment of deferred tax liabilities which had originally been established in prior periods in several foreign jurisdictions.

FIRST NINE MONTHS OF 2017 COMPARED TO FIRST NINE MONTHS OF 2016
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
In thousands	2017	2016		Percent Change
Freight Segment Sales	$1,032,959	$1,201,734		(14.0)%
Transit Segment Sales	1,773,259	969,472		82.9%
Net sales	2,806,218	2,171,206		29.2%
Income from operations	330,570	395,561		(16.4)%
Net income attributable to Wabtec shareholders	213,313	267,076	267,076	(20.1)%
The following table shows the major components of the change in sales for the nine months ended September 30, 2017 from the nine months ended September 30, 2016:

In thousands	Freight Segment	Transit Segment	Total
First Nine Months of 2016 Net Sales	$1,201,734	$969,472	$2,171,206
Acquisitions	121,246	843,251	964,497
Change in Sales by Product Line:
Specialty Products & Electronics	(162,744)	(12,403)	(175,147)
Remanufacturing, Overhaul, and Build	(74,243)	(1,930)	(76,173)
Brake Products	(43,270)	(5,887)	(49,157)
Transit Products	—	(801)	(801)
Other	(6,725)	606	(6,119)
Foreign exchange	(3,040)	(19,048)	(22,088)
First Nine Months of 2017 Net Sales	$1,032,958	$1,773,260	$2,806,218
Net sales for the nine months ended September 30, 2017 increased by $635.0 million, or 29.2%, to $2,806.2 million from $2,171.2 million. The increase is due to sales from acquisitions of $964.5 million with the majority related to the Faiveley Transport acquisition. This increase was partially offset by a $175.1 million decrease for Specialty Products and Electronics due to lower demand for freight original equipment rail products and train control and signaling products and services, and a $76.2 million decrease for Remanufacturing, Overhaul and Build primarily due to the absence of a large locomotive rebuild contract that completed in 2016. Unfavorable foreign exchange decreased sales by $22.1 million.
Freight Segment sales decreased by $168.8 million, or 14.0%, primarily due to a decrease of $162.7 million for Specialty Products and Electronics sales from lower demand for freight original equipment rail products as well as train control and signaling products and services, a decrease of $74.2 million for Remanufacturing, Overhaul & Build sales primarily due to the absence of a large locomotive rebuild contract that completed in 2016, and a decrease of $43.3 million for Brake Products sales from lower demand for original equipment brakes for freight customers. Acquisitions increased sales by $121.2 million and unfavorable foreign exchange decreased sales by $3.0 million.
Transit Segment sales increased by $803.8 million, or 82.9%, primarily due to an increase in sales from acquisitions of $843.3 million with the majority related to the Faiveley Transport acquisition. This increase was partially offset by a decrease of $12.4 million for Specialty Products and Electronics due to lower demand for original equipment conduction systems and current collectors. Unfavorable foreign exchange decreased sales by $19.0 million.

Cost of Sales The following table shows the major components of cost of sales for the periods indicated:

	Nine Months Ended September 30, 2017
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$395,683	38.3%	$778,222	43.9%	$1,173,905	41.8%
Labor	140,679	13.6%	241,400	13.6%	382,079	13.6%
Overhead	164,503	15.9%	250,879	14.1%	415,382	14.8%
Other/Warranty	4,236	0.4%	33,743	1.9%	37,979	1.4%
Total cost of sales	$705,101	68.2%	$1,304,244	73.5%	$2,009,345	71.6%

	Nine Months Ended September 30, 2016
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$450,990	37.5%	$410,244	42.3%	$861,234	39.7%
Labor	139,867	11.6%	119,553	12.3%	259,420	11.9%
Overhead	185,964	15.5%	137,749	14.2%	323,713	14.9%
Other/Warranty	6,261	0.5%	15,528	1.6%	21,789	1.0%
Total cost of sales	$783,082	65.1%	$683,074	70.4%	$1,466,156	67.5%
Cost of sales increased by $543.2 million to $2,009.3 million in the nine months ended September 30, 2017 compared to $1,466.2 million in the same period of 2016. For the nine months ended September 30, 2017, cost of sales as a percentage of sales was 71.6% compared to 67.5% in the same period of 2016.  The increase as a percentage of sales is due to product mix largely attributable to higher transit segment sales due to acquisitions, along with an unfavorable product mix within the freight segment and higher project adjustments of $20.4 million recorded in the three months ended September 30, 2017 on certain existing contracts and $6.0 million of restructuring and integration costs.
Freight Segment cost of sales increased 3.1% as a percentage of sales to 68.2% for the nine months ended September 30, 2017 compared to 65.1% for the same period in 2016. The increase is primarily related to lower demand for freight original equipment rail products and train control and signaling products and services which typically offer a higher margin, higher project adjustments of $5.5 million on certain existing contracts primarily related to labor and warranty costs, and $1.7 million of restructuring and integration costs.
Transit Segment cost of sales increased 3.1% as a percentage of sales to 73.5% for the nine months ended September 30, 2017 from 70.4% for the same period of 2016. The increase is primarily related to product mix largely attributable to the acquisition of Faiveley Transport, which has lower overall margins and higher project adjustments of $14.9 million on certain existing contracts primarily related to material costs and $4.3 million of restructuring and integration costs.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $33.1 million in the nine months ended September 30, 2017 compared to $22.8 million in the nine months ended September 30, 2016. The increase in warranty expense is primarily related to the increase in sales.
Operating expenses The following table shows our operating expenses for the periods indicated:

	Nine Months Ended September 30,
In thousands	2017	Percentage of Sales	2016	Percentage of Sales
Selling, general and administrative expenses	$367,753	13.1%	$241,118	11.1%
Engineering expenses	71,511	2.5%	52,271	2.4%
Amortization expense	27,039	1.0%	16,100	0.7%
Total operating expenses	$466,303	16.6%	$309,489	14.2%

Total operating expenses were 16.6% and 14.2% of sales for the nine months of 2017 and 2016, respectively.  Selling, general, and administrative expenses increased $126.6 million, or 52.5%, primarily due to $145.4 million in incremental expense from acquisitions and $18.0 million of Faiveley Transport transaction and integration related charges partially offset by lower costs due to cost saving initiatives and lower organic sales volumes. Engineering expense increased by $19.2 million, or 36.7%, primarily due to $16.6 million in expenses from acquisitions and remained relatively consistent as a percentage of sales. Amortization expense increased $10.9 million due to amortization of intangibles associated with acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Nine Months Ended September 30,
In thousands	2017	2016	Percent Change
Freight Segment	$131,530	$135,544	(3.0)%
Transit Segment	313,114	144,194	117.1%
Corporate	21,659	29,751	(27.2)%
Total operating expenses	$466,303	$309,489	50.7%
Freight Segment operating expenses decreased $4.0 million, or 3.0%, in the nine months ended September 30, 2017 and increased 140 basis points to 12.7% of sales. The decrease is primarily attributable to reduced sales volumes, and realized benefits from the cost saving initiatives undertaken in 2016 and 2017, partially offset by $15.6 million of incremental operating expenses from acquisitions and $2.8 million of restructuring and integration costs.
Transit Segment operating expenses increased $168.9 million, or 117.1%, in the nine months ended September 30, 2017 and increased 280 basis points to 17.7% of sales. The increase is attributed to $156.9 million of incremental operating expenses from acquisitions and $11.0 million of Faiveley Transport and integration costs.
Corporate non-allocated operating expenses decreased $8.1 million in the nine months ended September 30, 2017 primarily due to lower Faiveley Transport transaction and integration costs as well as benefits from cost savings initiatives undertaken in 2017 and 2016.
Interest expense, net Interest expense, net, increased $35.1 million in the nine months ended September 30, 2017 attributable to higher overall debt balances in 2017 than 2016, primarily related to the Faiveley Transport acquisition and higher interest rates.
Other income (expense), net Other income/(expense), net, totaled $2.2 million of expense in the nine months ended September 30, 2017 compared to $0.1 million of income for the comparable period in 2016 primarily due to foreign currency losses.
Income taxes The effective income tax rate was 23.4% and 29.7% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the effective rate is primarily due to $9.5 million of favorable deferred tax net benefits recorded in the three months ended September 30, 2017 and the result of a lower earnings mix in higher tax rate jurisdictions. The net favorable deferred tax benefits related to the adjustment of deferred tax liabilities which had originally been established in prior periods in several foreign jurisdictions.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine Months Ended September 30,
In thousands	2017	2016
Cash (used for) provided by:
Operating activities	$26,511	$246,893
Investing activities	(149,824)	(115,891)
Financing activities	(70,049)	(112,336)
(Decrease)/increase in cash	$(170,404)	$24,191
Operating activities In the first nine months of 2017, cash provided by operations was $26.5 million. In the first nine months of 2016, cash provided by operations was $246.9 million. In comparison to the first nine months of 2016, cash provided by operations for the comparable period in 2017 decreased due to unfavorable working capital performance and lower net income of $54.5 million. The major components of working capital were as follows: an unfavorable change of $87.8 million in other assets and liabilities primarily due to an unfavorable change in accrued liabilities due to payments related to contract liabilities, accrued expenses, and acquisition costs during the first nine months of 2017, an unfavorable change in accounts payable of $77.6 million due to the timing of payments to suppliers, an unfavorable change in inventory of $55.7 million due to efforts to ramp up production in anticipation of stronger product demand in the fourth quarter of 2017, an unfavorable change in accrued income taxes of $41.9 million, partially offset by a favorable change in accrued liabilities and customer deposits of $89.6 million primarily due to the timing of cash receipts from customers for long term projects.
Investing activities In the first nine months of 2017 and 2016, cash used for investing activities was $149.8 million and $115.9 million, respectively. The major components of the cash outflow in 2017 were $114.2 million in net cash paid for acquisitions and $60.3 million in planned additions to property, plant and equipment for investments in our facilities and manufacturing processes. These outflows were partially offset by $23.5 million in cash released from escrow related to the Faiveley acquisition. This compares to $84.4 million in net cash paid for acquisitions and $31.7 million in property, plant, and equipment for investments in the first nine months of 2016. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first nine months of 2017, cash used for financing activities was $70.0 million which included $883.5 million in proceeds from the revolving credit facility, $918.9 million in repayments of debt and $30.7 million of dividend payments. In the first nine months of 2016, cash used for financing activities was $112.3 million, which included $346.0 million in proceeds from the revolving credit facility, $215.9 million in repayments of debt on the revolving credit facility, $212.2 million for purchases of treasury stock, $23.5 million of dividend payments, and $9.0 million related to payment of income tax withholding on share-based compensation.

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

Company Stock Repurchase Plan
On February 8, 2016, the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $33.3 million remained. During the first nine months of 2017, the Company did not repurchase any shares. The Company intends to purchase shares on the open market or in negotiated block trades from time to time depending on market conditions. No time limit was set for the completion of the programs which conforms to the requirements under the 2016 Refinancing Credit Agreement, as well as the senior notes currently outstanding.
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
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 38% and 36% of total long-term debt at September 30, 2017 and December 31, 2016, respectively.  To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 6 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2017, approximately 35% of Wabtec’s net sales were to customers in the United States, 9% in the United Kingdom, 7% in Canada, 6% in France, 6% in Germany, 4% in China, 4% in Mexico, 3% in Italy, 3% in Australia, and 23% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2017. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Except as described below, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including with respect to the litigation with Siemens described therein.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“Denver Transit”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossings, as of September 8, 2017, Denver Transit alleged that total damages were $36.8 million through July 31, 2017, and are continuing to accumulate. The crossings have not been certified for use without flaggers, which Denver Transit alleges is due to Xorail's failure to achieve constant warning times satisfactory to the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"). No claims have been filed by Denver Transit with regard to either issue. Xorail has denied Denver Transit’s assertions regarding the wireless crossings, and Denver Transit has also notified RTD that Denver Transit considers the new certification requirements imposed by FRA and/or PUC as a change in law, for which neither Denver Transit nor its subcontractors are liable. Xorail has worked with Denver Transit to modify its system to meet the FRA’s and PUC's previously undefined, and evolving, certification requirements. On September 28, 2017, the FRA granted a 5 year approval of the modified wireless crossing system as currently implemented; however, the PUC has not granted approval of the modified system and therefore the crossings are still not certified for use without flaggers. Denver Transit and RTD are continuing to seek approval from PUC. The Company does not believe that it has any liability with respect to the wireless crossing issue.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2017:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 2017	—	—	—	$—
August 2017	—	$—	—	$—
September 2017	—	$—	—	$—
Total quarter ended September 30, 2017	—	$—	—	$—

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
The following exhibits are being filed with this report:

10.1
Second Amendment to Second Amended and Restated Refinancing Credit Agreement, dated as of October 11, 2017, by and among the Company, Wabtec Cooperatief UA, as borrowers, the subsidiary guarantors named therein, and the lenders party thereto and PNC Bank, National Association, as Administrative Agent

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President Finance and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	November 1, 2017