Form 10-Q
period 2018-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2018-05-04
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2018
Common Stock, $.01 par value per share	96,282,234 shares

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
March 31, 2018
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In thousands, except shares and par value	March 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$249,886	$233,401
Accounts receivable	885,917	800,619
Unbilled accounts receivable	382,780	366,168
Inventories	829,276	742,634
Other current assets	117,955	122,291
Total current assets	2,465,814	2,265,113
Property, plant and equipment	1,027,944	1,026,046
Accumulated depreciation	(454,543)	(452,074)
Property, plant and equipment, net	573,401	573,972
Other Assets
Goodwill	2,528,819	2,460,103
Other intangibles, net	1,231,727	1,204,432
Other noncurrent assets	76,020	76,360
Total other assets	3,836,566	3,740,895
Total Assets	$6,875,781	$6,579,980

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$608,316	$552,525
Customer deposits	378,158	369,716
Accrued compensation	170,511	164,210
Accrued warranty	140,620	137,542
Current portion of long-term debt	49,557	47,225
Other accrued liabilities	300,886	302,112
Total current liabilities	1,648,048	1,573,330
Long-term debt	1,871,076	1,823,303
Accrued postretirement and pension benefits	105,556	103,734
Deferred income taxes	182,780	175,902
Accrued warranty	16,951	15,521
Other long-term liabilities	63,141	59,658
Total Liabilities	3,887,552	3,751,448
Commitments and contingencies (Note 15)
Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 96,227,365 and 96,034,352 outstanding
at March 31, 2018 and December 31, 2017, respectively	1,323	1,323
Additional paid-in capital	907,801	906,616
Treasury stock, at cost, 36,122,169 and 36,315,182 shares,
at March 31, 2018 and December 31, 2017, respectively	(824,157)	(827,379)
Retained earnings	2,850,135	2,773,300
Accumulated other comprehensive income (loss)	34,016	(44,992)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	2,969,118	2,808,868
Noncontrolling interest	19,111	19,664
Total Equity	2,988,229	2,828,532
Total Liabilities and Equity	$6,875,781	$6,579,980
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended March 31,
In thousands, except per share data	2018	2017

Net sales	$1,056,177	$916,034
Cost of sales	(745,296)	(646,327)
Gross profit	310,881	269,707
Selling, general and administrative expenses	(147,201)	(122,687)
Engineering expenses	(22,049)	(23,464)
Amortization expense	(10,352)	(9,044)
Total operating expenses	(179,602)	(155,195)
Income from operations	131,279	114,512
Other income and expenses
Interest expense, net	(20,284)	(19,858)
Other income (expense), net	2,586	4,811
Income from operations before income taxes	113,581	99,465
Income tax expense	(26,124)	(27,461)
Net income	87,457	72,004
Less: Net loss attributable to noncontrolling interest	909	1,885
Net income attributable to Wabtec shareholders	$88,366	$73,889

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.92	$0.77
Diluted
Net income attributable to Wabtec shareholders	$0.92	$0.77

Weighted average shares outstanding
Basic	95,810	95,243
Diluted	96,371	95,991

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended March 31,
In thousands	2018	2017

Net income attributable to Wabtec shareholders	$88,366	$73,889
Foreign currency translation gain	77,967	49,395
Unrealized gain on derivative contracts	2,066	1,693
Unrealized loss on pension benefit plans and post-retirement benefit plans	(430)	(3,074)
Other comprehensive income before tax	79,603	48,014
Income tax expense related to components of
other comprehensive income	(595)	(61)
Other comprehensive income (loss), net of tax	79,008	47,953
Comprehensive income attributable to Wabtec shareholders	$167,374	$121,842

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended March 31,
In thousands, except per share data	2018	2017

Operating Activities
Net income	$87,457	$72,004
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	27,854	25,229
Stock-based compensation expense	5,696	5,692
(Gain) loss on disposal of property, plant and equipment	(24)	153
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(66,347)	(96,481)
Inventories	(50,755)	(32,145)
Accounts payable	32,096	(24,690)
Accrued income taxes	14,004	2,188
Accrued liabilities and customer deposits	(1,529)	85,303
Other assets and liabilities	(24,252)	(63,349)
Net cash provided by (used for) operating activities	24,200	(26,096)
Investing Activities
Purchase of property, plant and equipment	(17,466)	(19,327)
Proceeds from disposal of property, plant and equipment	7,898	284
Acquisitions of businesses, net of cash acquired	(34,297)	(800,081)
Net cash used for investing activities	(43,865)	(819,124)
Financing Activities
Proceeds from debt	306,610	458,273
Payments of debt	(266,347)	(482,591)
Proceeds from exercise of stock options and other benefit plans	2,873	1,259
Payment of income tax withholding on share-based compensation	(2,937)	(6,842)
Cash dividends ($0.12 and $0.10 per share for the three months
ended March 31, 2018 and 2017, respectively)	(11,531)	(9,572)
Net cash provided by (used for) financing activities	28,668	(39,473)
Effect of changes in currency exchange rates	7,482	21,640
Increase (Decrease) in cash	16,485	(863,053)
Cash, cash equivalents and restricted cash, beginning of period	233,401	1,143,232
Cash and cash equivalents, end of period	$249,886	$280,179

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global passenger transit and freight rail industries. Our highly engineered products enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 31 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2018, approximately 65% of the Company’s revenues came from customers outside the United States.

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
The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2017. The December 31, 2017 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition On January 1, 2018, the Company adopted ASC 606 “Revenue from Contracts with Customers”. This new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized, and requires entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.
Approximately 75% of the Company’s revenues are derived from performance obligations that are satisfied at a point in time when control passes to the customer. The remaining revenues are earned over time. Generally, for performance obligations satisfied at a point in time control passes at the time of shipment in accordance with agreed upon delivery terms. This approach is consistent with our revenue recognition approach in prior years.
The Company also has long-term customer agreements involving the design and production of highly engineered products that require revenue to be recognized over time because these products have no alternative use without significant economic loss and the agreements contain an enforceable right to payment including a reasonable profit margin from the customer in the event of contract termination. Additionally, the Company has customer agreements involving the creation or enhancement of an asset that the customer controls which also require revenue to be recognized over time. This approach is consistent with our revenue recognition approach in prior years. Generally, the Company uses an input method for determining the amount of revenue, cost and gross margin to recognize over time for these customer agreements. The input methods used for these agreements include costs of material and labor, both of which give an accurate representation of the progress made toward complete satisfaction of a particular performance obligation. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and adjustments are reflected in the accounting period as such amounts are determined.
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. Contract assets are classified as current assets under the caption “Unbilled Accounts Receivable” on the consolidated balance sheet. The Company has elected to use the practical expedient and not consider unbilled amounts anticipated to be paid within one year as significant financing components.

Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. Contract liabilities are classified as current liabilities under the caption “Customer Deposits” on the consolidated balance sheet. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract and revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $86.1 million and $94.0 million at March 31, 2018 and December 31, 2017, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the consolidated balance sheet.
Due to the nature of work required to be performed on the Company’s long-term projects, the estimation of total revenue and cost at completion is subject to many variables and requires significant judgment. Contract estimates related to long-term projects are based on various assumptions to project the outcome of future events that could span several years. These assumptions include cost of materials; labor availability and productivity; complexity of the work to be performed; and the performance of suppliers, customers and subcontractors that may be associated with the contract. We have a disciplined quarterly estimate-at-completion process where management reviews the progress of long term-projects. As part of this process, management reviews information including key contract matters, progress towards completion, identified risks and opportunities and any other information that could impact the Company’s estimates of revenue and costs. After completing this analysis, any quarterly adjustments to net sales, cost of goods sold, and the related impact to operating income are recognized as necessary in the period they become known.
Generally, the Company’s revenue contains a single performance obligation for each distinct good. Pricing is defined in our contracts on a line item basis and includes an estimate of variable consideration when required by the terms of the individual customer contract. Types of variable consideration that the Company typically has include volume discounts, prompt payment discounts, liquidating damages, and performance bonuses. Sales returns and allowances are also estimated and recognized in the same period the related revenue is recognized, based upon the Company’s experience.
Pre-Production Costs Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $17.9 million and $20.2 million at March 31, 2018 and December 31, 2017, respectively.
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
Noncontrolling Interests In accordance with ASC 810 "Consolidation", the Company has classified noncontrolling interests as equity on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. Net income attributable to noncontrolling interests was a $0.9 million loss and a $1.9 million loss, for the three months ended March 31, 2018, and 2017, respectively. Other comprehensive income attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017 was not material.

Recently Issued Accounting Pronouncements In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this update address certain stranded income tax effects in accumulated other comprehensive income ("AOCI") resulting from the Tax Cuts and Jobs Act (the "Tax Act"). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Act related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the the Tax Act related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in this update eliminate the requirement to perform Step 2 of the goodwill impairment test. Instead, an entity should perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value up to the carrying amount of the goodwill. The ASU is effective for public companies in the fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The impact of adopting this guidance could result in a change in the overall conclusion as to whether or not a reporting unit's goodwill is impaired and the amount of an impairment charge recognized in the event a reporting units' carrying value exceeds its fair value. All of the Company's reporting units had fair values that were substantially greater than the carrying value as of the Company's last quantitative goodwill impairment test, which was performed as of October 1, 2017.
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
Recently Adopted Accounting Pronouncements In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contract with Customers.”  The ASU supersedes most of the previous revenue recognition requirements in U.S. GAAP and requires entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2017. The Company adopted this accounting standard update using the modified retrospective method. The impact of adopting the new standard was not material to the consolidated statement of income or the consolidated balance sheet.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The amendments in this update require the service cost component of net benefit costs to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside income from operations. This update also allows only the service cost component to be eligible for capitalization when applicable. The ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2017. In accordance with this update, the Company began recognizing the interest expense component of net periodic benefit cost in interest expense in the income statement and the expected return on plan assets, net amortization/deferrals, and curtailments in other income (expense), net in the income statement. This update has been applied retrospectively for presentation of the service cost component and other components of net benefit costs in accordance with the ASU and the impact of adoption resulted in increases of $0.3 million, $2.2 million and $2.5 million to selling, general, and administrative expense, interest expense, net and other income, net, respectively, in the income statement for the three months ended March 31, 2017. Also, the capitalization of the service cost component of net benefit cost has been adopted prospectively in accordance with the ASU.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". The amendments in this update require a statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2017. This update has been applied retrospectively and as a result restricted cash related to the acquisition of Faiveley is included in the change in cash for the three months ended March 31, 2017.
Other Comprehensive Income (Loss) Comprehensive income comprises both net income and the change in equity from transactions and other events and circumstances from nonowner sources.
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2018 are as follows:

In thousands	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2017	$5,063	$4,015	$(54,070)	$(44,992)
Other comprehensive income (loss) before reclassifications	77,967	920	(847)	78,040
Amounts reclassified from accumulated other
comprehensive income	—	448	520	968
Net current period other comprehensive income (loss)	77,967	1,368	(327)	79,008
Balance at March 31, 2018	$83,030	$5,383	$(54,397)	$34,016
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(375)	Other income (expense), net
Amortization of net loss	1,093	Other income (expense), net
	718	Other income (expense), net
	(198)	Income tax expense
	$520	Net income

Derivative contracts
Realized loss on derivative contracts	$679	Interest expense, net
	(231)	Income tax expense
	$448	Net income

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2017 are as follows:

	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2016	$(321,033)	$(2,957)	$(55,615)	$(379,605)
Other comprehensive income (loss) before reclassifications	49,395	903	(3,363)	46,935
Amounts reclassified from accumulated other
comprehensive income	—	426	592	1,018
Net current period other comprehensive income (loss)	49,395	1,329	(2,771)	47,953
Balance at March 31, 2017	$(271,638)	$(1,628)	$(58,386)	$(331,652)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(422)	Other income (expense), net
Amortization of net loss	1,240	Other income (expense), net
	818	Other income (expense), net
	(226)	Income tax expense
	$592	Net income

Derivative contracts
Realized loss on derivative contracts	$589	Interest expense, net
	(163)	Income tax expense
	$426	Net income

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
The purchase price paid for 100% ownership of Faiveley Transport was $1,507.0 million. The $744.7 million included as deposits in escrow on the consolidated balance sheet at December 31, 2016 was cash designated for use as consideration for the tender offers.
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

The following table summarizes the final fair values of the Faiveley Transport assets acquired and liabilities assumed:

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
Other Acquisitions
The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•
On December 4, 2017, the Company acquired Melett Limited ("Melett"), a leader in the design, manufacture, and supply of high-quality turbochargers and replacement parts to the turbocharger aftermarket, for a purchase price of approximately $74.0 million, net of cash acquired, resulting in preliminary goodwill of $28.8 million, none of which will be deductible for tax purposes.

•
On April 5, 2017, the Company acquired Thermal Transfer Corporation ("TTC"), a leading provider of heat transfer solutions for industrial applications, for a purchase price of approximately $32.5 million, net of cash acquired, resulting in preliminary goodwill of $14.1 million, all of which will be deductible for tax purposes.

•
On March 13, 2017, the Company acquired Aero Transportation Products ("ATP"), a manufacturer of engineered covering systems for hopper freight cars, for a purchase price of approximately $65.3 million, net of cash acquired, resulting in goodwill of $29.0 million, all of which will be deductible for tax purposes.

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•
On March 22, 2018, the Company acquired Annax GmbH ("Annax"), a leading supplier of public address and passenger information systems for transit vehicles, for a purchase price of approximately $28.7 million, net of cash acquired, resulting in preliminary goodwill of $14.5 million, none of which will be deductible for tax purposes.

•
On October 2, 2017, the Company acquired AM General Contract ("AM General"), a manufacturer of safety systems, mainly for transit rail cars, for a purchase price of approximately $10.4 million, net of cash acquired, resulting in preliminary goodwill of $12.9 million, none of which will be deductible for tax purposes.

The acquisitions listed above include escrow deposits of $36.4 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition for Annax, Melett, AM General, and TTC. For the ATP acquisition, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	Annax	Melett	AM General	TTC	ATP
In thousands	March 22, 2018	December 4, 2017	October 2, 2017	April 5, 2017	March 13, 2017
Current assets	$34,037	$35,258	$6,610	$3,744	$11,666
Property, plant & equipment	674	5,917	4,140	5,413	5,354
Goodwill	14,507	28,801	12,944	14,095	29,034
Other intangible assets	23,998	30,479	12,097	12,300	25,000
Total assets acquired	73,216	100,455	35,791	35,552	71,054
Total liabilities assumed	(44,549)	(26,499)	(25,375)	(3,041)	(5,800)
Net assets acquired	$28,667	$73,956	$10,416	$32,511	$65,254
The total goodwill and other intangible assets for acquisitions listed in the tables above was $203.3 million, of which $99.4 million and $103.9 million was related to goodwill and other intangible assets, respectively. Of the allocation of $103.9 million of total acquired other intangible assets, $31.9 million was assigned to trade names and $67.6 million was assigned to customer relationships. The trade names were determined to have indefinite useful lives, while the customer relationships’ average useful lives are 20 years.
The Company also made smaller acquisitions not listed above which are individually and collectively immaterial.
The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2017:

In thousands	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net sales	$1,069,602	$954,268
Gross profit	312,817	280,966
Net income attributable to Wabtec shareholders	88,870	77,725
Diluted earnings per share
As Reported	$0.92	$0.77
Pro forma	$0.92	$0.81

4. INVENTORIES
The components of inventory, net of reserves, were:

In thousands	March 31, 2018	December 31, 2017
Raw materials	$427,623	$378,481
Work-in-progress	182,370	167,390
Finished goods	219,283	196,763
Total inventories	$829,276	$742,634

5. INTANGIBLES
The change in the carrying amount of goodwill by segment for the three months ended March 31, 2018 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2017	$718,958	$1,741,145	$2,460,103
Additions	9,938	14,482	24,420
Foreign currency impact	1,402	42,894	44,296
Balance at March 31, 2018	$730,298	$1,798,521	$2,528,819
As of March 31, 2018 and December 31, 2017, the Company’s trade names had a net carrying amount of $629.1 million and $603.4 million, respectively, and the Company believes these intangibles have indefinite lives.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In thousands	March 31, 2018	December 31, 2017
Patents, non-compete and other intangibles, net of accumulated
amortization of $43,122 and $43,021	$17,651	$17,554
Customer relationships, net of accumulated amortization
of $137,308 and $126,824	584,968	583,459
Total	$602,619	$601,013
The weighted average remaining useful life of patents, customer relationships and other intangibles were 10 years, 17 years and 15 years, respectively. Amortization expense for intangible assets was $10.4 million for the three months ended March 31, 2018, and $9.0 million for the three months ended March 31, 2017, respectively.

Amortization expense for the five succeeding years is estimated to be as follows:

Remainder of 2018	$31,031
2019	39,094
2020	36,829
2021	36,059
2022	35,771

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract, advanced customer payments that are in excess of revenue recognized, and provisions for estimated losses from uncompleted contracts.
The change in the carrying amount of contract assets and contract liabilities for the three months ended March 31, 2018 is as follows:

In thousands	Contract Assets
Balance at beginning of year	$366,168
Recognized in current year	49,414
Reclassified to accounts receivable	(39,375)
Foreign currency impact	6,573
Balance at March 31, 2018	$382,780

In thousands	Contract Liabilities
Balance at beginning of year	$463,704
Recognized in current year	23,488
Amounts in beginning balance reclassified to revenue	(29,297)
Current year amounts reclassified to revenue	(1,028)
Foreign currency impact	7,424
Balance at March 31, 2018	$464,291

7. LONG-TERM DEBT
Long-term debt consisted of the following:

In thousands	March 31, 2018	December 31, 2017
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $2,279 and $2,345	$747,721	$747,655
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,369 and $1,433	248,631	248,567
Revolving Credit Facility, net of unamortized debt issuance costs of $2,122 and $2,451	900,509	853,124
Schuldschein Loan	12,321	11,998
Other Borrowings	10,565	6,860
Capital Leases	886	2,324
Total	1,920,633	1,870,528
Less - current portion	49,557	47,225
Long-term portion	$1,871,076	$1,823,303

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
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended and restated its existing revolving credit facility with a consortium of commercial banks. The “2016 Refinancing Credit Agreement” provides the Company with a $1.2 billion, five years revolving credit facility and a $400.0 million delayed draw term loan (the “Term Loan”). The Company incurred approximately $3.3 million of deferred financing costs related to the 2016 Refinancing Credit Agreement. The facility expires on June 22, 2021. The 2016 Refinancing Credit Agreement borrowings bear variable interest rates indexed as described below. At March 31, 2018, the Company had available bank borrowing capacity, net of $34.8 million of letters of credit, of approximately $622.5 million, subject to certain financial covenant restrictions.
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
At March 31, 2018, the weighted average interest rate on the Company’s variable rate debt was 3.21%.  On January 12, 2012, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million. The effective date of the interest rate swap agreement was July 31, 2013, and the termination date was November 7, 2016. The impact of the interest rate swap agreement converted a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing. During the term of the interest rate swap agreement the interest rate on the notional value was fixed at 1.415% plus the Alternate Rate margin. On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for these agreements, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with excellent credit ratings and history of performance.  The Company currently believes the risk of nonperformance is negligible.
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
Schuldschein Loan, Due 2024
In conjunction with the acquisition of Faiveley Transport, Wabtec acquired $137.2 million of a Schuldschein private placement loan which was originally issued by Faiveley Transport on March 5, 2014 in Germany, in which approximately 20 international investors participated. This loan is denominated in euros. Subsequent to the acquisition of Faiveley Transport, the Company repaid $125.8 million of the outstanding Schuldshein loan. The remaining balance of $12.3 million as of March 31, 2018 matures on March 5, 2024 and bears a fixed rate of 4.00%.
The Schuldschein loan is senior unsecured and ranks pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The Schuldshein loan agreement contains covenants and undertakings which limit, among other things, the following: factoring of receivables, the incurrence of indebtedness, sale of assets, change of control, mergers and consolidations and incurrence of liens. At March 31, 2018, the Company is in compliance with the undertakings and covenants contained in the loan agreement.

8. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.
The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended March 31,		Three Months Ended March 31,
In thousands, except percentages	2018	2017	2018	2017
Net periodic benefit cost
Service cost	$87	$86	$691	$614
Interest cost	333	356	1,834	1,677
Expected return on plan assets	(445)	(433)	(3,466)	(2,910)
Net amortization/deferrals	243	248	554	685
Net periodic benefit cost (credit)	$218	$257	$(387)	$66

Assumptions
Discount Rate	3.56%	3.95%	2.40%	2.51%
Expected long-term rate of return	5.15%	4.95%	5.10%	4.93%
Rate of compensation increase	3.00%	3.00%	2.60%	2.54%

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
The Company uses a December 31 measurement date for all post retirement plans.
The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended March 31,		Three Months Ended March 31,
In thousands, except percentages	2018	2017	2018	2017
Net periodic benefit cost
Service cost	$1	$1	$8	$7
Interest cost	81	88	26	24
Net amortization/deferrals	(76)	(73)	(4)	(7)
Net periodic benefit cost	$6	$16	$30	$24

Assumptions
Discount Rate	3.43%	3.76%	3.21%	3.46%

9. STOCK-BASED COMPENSATION
As of March 31, 2018, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027 and provides a maximum of 3,800,000 shares for grants or awards, plus any shares which remain available under the 2000 Plan. The amendment and restatement of the 2011 Plan was approved by stockholders of Wabtec on May 10, 2017. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $5.7 million and $5.7 million for the three months ended March 31, 2018 and 2017, respectively. Included in stock-based compensation expense for the three months ended March 31, 2018 is $0.4 million of expense related to stock options, $0.7 million related to restricted stock, $1.5 million related to restricted stock units, $2.7 million related to incentive stock units and $0.4 million related to units issued for Directors’ fees. At March 31, 2018, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $46.2 million.
Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2017	983,512	$40.62	4.0	$40,137
Granted	62,020	71.79		596
Exercised	(154,418)	18.32		9,741
Canceled	(12,866)	67.61		117
Outstanding at March 31, 2018	878,248	46.34	4.7	30,791
Exercisable at March 31, 2018	711,207	39.62	4.1	29,714
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Dividend yield	0.33%	0.23%
Risk-free interest rate	2.70%	2.17%
Stock price volatility	23.9%	23.4%
Expected life (years)	5.0	5.0
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of March 31, 2018, the Company estimates that it will achieve 73%, 90% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2018, 2019, and 2020, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.
The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the three months ended March 31, 2018:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	399,000	327,333	$78.76
Granted	188,570	172,400	71.79
Vested	(104,405)	(93,312)	81.61
Adjustment for incentive stock awards expected to vest	—	26,056	77.72
Canceled	(10,367)	(13,600)	76.92
Outstanding at March 31, 2018	472,798	418,877

10. INCOME TAXES
The Company is responsible for filing consolidated U.S., foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the "Transition Tax"), a reduction of the U.S. federal corporate tax rate from 35% to 21%, repeals the Domestic Manufacturing Deduction, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, new provisions designed to tax global intangible low-taxed income ("GILTI"), tax certain deductible base erosion payments called base erosion and anti-abuse tax (“BEAT”), and new interest expense limitation provisions.
In relation to the initial analysis of the impact of the all tax law changes at December 31, 2017, the Company recorded a net tax expense of $4.3 million. This includes a provisional expense for the U.S tax reform bill of $55.0 million, as well as a net benefit for the revaluation of deferred tax assets and liabilities of $50.7 million.
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
Revaluation of deferred tax assets and liabilities:    The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. In addition, the Tax Act makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation. The Company has evaluated these changes and has recorded a provisional benefit to net deferred taxes of $24.6 million at December 31, 2017. The Company is still completing its calculation of the impact of these changes on its deferred tax balances. No adjustment to this provision was made in the period ending March 31, 2018.
Transition Tax on unrepatriated foreign earnings:    The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and has recorded a provisional Transition Tax expense of $51.8 million at December 31, 2017. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax to complete its calculation of E&P as well as the final determination of non-U.S. income taxes paid. No adjustment to this provision was made in the period ending March 31, 2018.
Global intangible low taxed income: The Tax Act created a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has made the election to treat taxes due on future inclusions related to GILTI as current period expense. The Company was able to make reasonable estimates to calculate a provision that is included in the current period expense. The Company will continue to evaluate and update this provision and the application of ASC 740.
The overall effective tax rate was 23.0% and 27.6% for the three months ended March 31, 2018 and 2017.
As of March 31, 2018 and December 31, 2017, the liability for income taxes associated with uncertain tax positions was $6.9 million, of which $4.4 million, if recognized, would favorably affect the Company’s effective tax rate.
The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2018, the total accrued interest and penalties are $0.8 million and $0.1 million, respectively. As of December 31, 2017, the total accrued interest and penalties were $0.7 million and $0.1 million, respectively.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $5.2 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.  With limited exceptions, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2014.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,
In thousands, except per share data	2018	2017
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$88,366	$73,889
Less: dividends declared - common shares and non-vested restricted stock	(11,531)	(9,572)
Undistributed earnings	76,835	64,317
Percentage allocated to common shareholders (1)	99.7%	99.7%
	76,604	64,124
Add: dividends declared - common shares	11,497	9,542
Numerator for basic and diluted earnings per common share	$88,101	$73,666
Denominator
Denominator for basic earnings per common share - weighted average shares	95,810	95,243
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	561	748
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	96,371	95,991
Net income attributable to Wabtec shareholders per common share
Basic	$0.92	$0.77
Diluted	$0.92	$0.77

(1) Basic weighted-average common shares outstanding	95,810	95,243
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	96,091	95,544
Percentage allocated to common shareholders	99.7%	99.7%

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

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In thousands	2018	2017
Balance at beginning of year	$153,063	$138,992
Warranty expense	11,677	5,760
Acquisitions	1,975	62
Warranty claim payments	(11,282)	(8,224)
Foreign currency impact/other	2,138	1,076
Balance at March 31	$157,571	$137,666

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gain and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three months ended March 31, 2018 and March 31, 2017, the amounts reclassified into income were not material.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized gain related to these contracts was $0.2 million for the three months ended March 31, 2018. These contracts are scheduled to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of March 31, 2018.

In millions	Designated	Non-Designated	Total
Gross notional amount	$811.2	$433.9	$1,245.1

Fair Value:
Other current assets	$2.2	$—	$2.2
Other current liabilities	—	(0.7)	(0.7)
Total	$2.2	$(0.7)	$1.5
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of December 31, 2017.

In millions	Designated	Non-Designated	Total
Gross notional amount	$805.1	$379.7	$1,184.8

Fair Value:
Other current assets	$3.5	$2.1	$5.6
Other current liabilities	—	—	—
Total	$3.5	$2.1	$5.6
Interest Rate Hedging The Company uses interest rate swaps to manage interest rate exposures. The Company is exposed to interest rate volatility with regard to existing floating rate debt. Primary exposure includes the London Interbank Offered Rates (LIBOR). Derivatives used to hedge risk associated with changes in the fair value of certain variable-rate debt are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of debt obligations are recognized in current period earnings. Refer to footnote 14 for further information on interest rate swaps.
As of March 31, 2018, the Company has recorded a current liability of $0.5 million and an accumulated other comprehensive loss of $0.4 million, net of tax, related to these agreements.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2018, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at March 31, 2018 Using
In thousands	Total Carrying Value at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$545	$—	$545	$—
Total	$545	$—	$545	$—
The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2017, which is included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at December 31, 2017 Using
In thousands	Total Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$1,163	$—	$1,163	$—
Total	$1,163	$—	$1,163	$—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at March 31, 2018 and December 31, 2017. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 and 2016 Notes are considered Level 2 based on the fair value valuation hierarchy.

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	March 31, 2018		December 31, 2017
In thousands	Carry Value	Fair Value	Carry Value	Fair Value
Interest rate swap agreement	$545	$545	$1,163	$1,163
4.375% Senior Notes	248,631	254,750	248,567	262,033
3.45% Senior Notes	747,721	720,638	747,655	741,113
The fair value of the Company’s interest rate swap agreements and the 2013 and 2016 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.
15. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, in Note 19 therein, filed on February 26, 2018. During the first three months of 2018, there were no material changes to the information described in the Form 10-K.
From time to time, the Company is involved in litigation related to claims arising out of the Company's operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, in Note 19 therein, filed on February 26, 2018. Except as described below, there have been no material changes to the information described in the Form 10-K.

On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven patents owned by Siemens, all of which relate to Positive Train Control technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company’s Positive Train Control Products. The Company has filed Answers, and asserted counterclaims, in response to Siemens’ complaints. The US Patent & Trademark Office has granted Inter-Parties Review proceedings on ten (10) of the patents asserted by Siemens to assess their validity; the hearings began in April 2018 and continue through November 2018. Additionally, Wabtec’s counterclaim alleging that Siemens has violated three (3) of Wabtec’s patents has been severed from the initial case and is now a separate case pending in federal district court in Delaware. Wabtec has filed a motion to obtain a preliminary injunction against Siemens in that case and a hearing is scheduled for July 3, 2018.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“Denver Transit”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed; Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, Denver Transit alleged that total damages were $36.8 million through July 31, 2017, and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. Denver Transit has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC; Xorail has denied Denver Transit's assertions. Denver Transit has also notified RTD that Denver Transit considers the constant warning approval requirements imposed by FRA and/or PUC to be a change in law, for which neither Denver Transit nor its subcontractors (including Xorail) would be liable. Xorail has worked with Denver Transit to modify its system to meet the FRA's and PUC's previously undefined approval requirements. On September 28, 2017, the FRA granted a 5 year approval of the modified wireless crossing system as currently implemented. On March 28, 2018, the PUC granted its approval of the modified wireless crossing system as currently implemented, consistent with the approval previously granted by the FRA. Denver Transit is now able to begin certification of the crossings and will eliminate the use of flaggers as the crossings are certified; this process is expected to take several months. No formal claim has been filed by Denver Transit.
On April 3, 2018 the United States Department of Justice entered into a proposed consent decree resolving allegations that the Company and Knorr-Bremse AG had maintained unlawful agreements not to compete for each other’s employees.  The allegations also related to Faiveley Transport S.A. before it was acquired by the Company in November 2016.  The proposed consent decree is pending review and approval by the U.S. District Court for the District of Columbia.  No monetary fines or penalties have been imposed on the Company.  The Company elected to settle this matter with the Department of Justice to avoid the cost and distraction of litigation. Several putative class action lawsuits have been filed naming the Company and Knorr as defendants in connection with the allegations contained in the proposed consent decree.  The lawsuits seek unspecified damages on behalf of employees of the Company (including Faiveley Transport) and Knorr allegedly caused by the defendants’ actions.  The litigation is in its very early stages.  The Company does not believe that it has diminished competition for talent in the marketplace and intends to contest these claims vigorously.
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
Segment financial information for the three months ended March 31, 2018 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$379,554	$676,623	$—	$1,056,177
Intersegment sales/(elimination)	12,002	3,889	(15,891)	—
Total sales	$391,556	$680,512	$(15,891)	$1,056,177
Income (loss) from operations	$69,623	$68,083	$(6,427)	$131,279
Interest expense and other, net	—	—	(17,698)	(17,698)
Income (loss) from operations before income taxes	$69,623	$68,083	$(24,125)	$113,581
Segment financial information for the three months ended March 31, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$347,946	$568,088	$—	$916,034
Intersegment sales/(elimination)	9,087	5,686	(14,773)	—
Total sales	$357,033	$573,774	$(14,773)	$916,034
Income (loss) from operations	$71,222	$48,975	$(5,685)	$114,512
Interest expense and other, net	—	—	(15,047)	(15,047)
Income (loss) from operations before income taxes	$71,222	$48,975	$(20,732)	$99,465

Sales by product line are as follows:

	Three Months Ended March 31,
In thousands	2018	2017
Specialty Products & Electronics	$386,548	$315,067
Transit Products	274,265	258,419
Brake Products	215,618	180,459
Remanufacturing, Overhaul & Build	135,713	129,058
Other	44,033	33,031
Total sales	$1,056,177	$916,034

17. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
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
Balance Sheet for March 31, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$12,708	$2,090	$235,088	$—	$249,886
Receivables, net	93,175	280,184	895,338	—	1,268,697
Inventories	124,032	149,409	555,835	—	829,276
Current assets - other	3,259	5,154	109,542	—	117,955
Total current assets	233,174	436,837	1,795,803	—	2,465,814
Property, plant and equipment, net	47,898	136,904	388,599	—	573,401
Goodwill	25,275	544,313	1,959,231	—	2,528,819
Investment in subsidiaries	6,702,613	2,599,111	—	(9,301,724)	—
Other intangibles, net	30,245	248,356	953,126	—	1,231,727
Other long-term assets	17,165	295	58,560	—	76,020
Total assets	$7,056,370	$3,965,816	$5,155,319	$(9,301,724)	$6,875,781
Current liabilities	$216,496	$229,871	$1,201,681	$—	$1,648,048
Inter-company	2,157,875	(2,045,578)	(112,297)	—	—
Long-term debt	1,659,730	10	211,336	—	1,871,076
Long-term liabilities - other	53,151	66,356	248,921	—	368,428
Total liabilities	4,087,252	(1,749,341)	1,549,641	—	3,887,552
Shareholders' equity	2,969,118	5,716,834	3,584,890	(9,301,724)	2,969,118
Non-controlling interest	—	(1,677)	20,788	—	19,111
Total shareholders' equity	$2,969,118	$5,715,157	$3,605,678	$(9,301,724)	$2,988,229
Total Liabilities and Shareholders' Equity	$7,056,370	$3,965,816	$5,155,319	$(9,301,724)	$6,875,781

Balance Sheet for December 31, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$933	$4,802	$227,666	$—	$233,401
Receivables, net	77,046	237,360	852,381	—	1,166,787
Inventories	120,937	137,972	483,725	—	742,634
Current assets - other	1,142	4,507	116,642	—	122,291
Total current assets	200,058	384,641	1,680,414	—	2,265,113
Property, plant and equipment, net	52,532	136,382	385,058	—	573,972
Goodwill	25,274	546,527	1,888,302	—	2,460,103
Investment in subsidiaries	6,517,205	2,570,391	—	(9,087,596)	—
Other intangibles, net	30,575	251,347	922,510	—	1,204,432
Other long-term assets	17,414	295	58,651	—	76,360
Total assets	$6,843,058	$3,889,583	$4,934,935	$(9,087,596)	$6,579,980
Current liabilities	$196,827	$217,176	$1,159,327	$—	$1,573,330
Inter-company	2,121,546	(2,026,634)	(94,912)	—	—
Long-term debt	1,661,771	14	161,518	—	1,823,303
Long-term liabilities - other	54,046	67,824	232,945	—	354,815
Total liabilities	4,034,190	(1,741,620)	1,458,878	—	3,751,448
Shareholders' equity	2,808,868	5,632,665	3,454,931	(9,087,596)	2,808,868
Non-controlling interest	—	(1,462)	21,126	—	19,664
Total shareholders' equity	$2,808,868	$5,631,203	$3,476,057	$(9,087,596)	$2,828,532
Total Liabilities and Shareholders' Equity	$6,843,058	$3,889,583	$4,934,935	$(9,087,596)	$6,579,980

Income Statement for the Three Months Ended March 31, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$161,301	$301,706	$641,663	$(48,493)	$1,056,177
Cost of sales	(118,658)	(179,090)	(488,233)	40,685	(745,296)
Gross profit	42,643	122,616	153,430	(7,808)	310,881
Total operating expenses	(35,627)	(37,327)	(106,648)	—	(179,602)
Income from operations	7,016	85,289	46,782	(7,808)	131,279
Interest (expense) income, net	(20,394)	2,301	(2,191)	—	(20,284)
Other income (expense), net	8,729	(2,469)	(3,674)	—	2,586
Equity earnings	106,698	28,720	—	(135,418)	—
Pretax income	102,049	113,841	40,917	(143,226)	113,581
Income tax (expense) benefit	(13,682)	1,194	(13,636)	—	(26,124)
Net income	88,367	115,035	27,281	(143,226)	87,457
Less: Net income attributable to noncontrolling interest	—	215	694	—	909
Net income attributable to Wabtec shareholders	$88,367	$115,250	$27,975	$(143,226)	$88,366

Comprehensive income attributable to Wabtec shareholders	$88,649	$115,250	$106,701	$(143,226)	$167,374

Income Statement for the Three Months Ended March 31, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$144,544	$258,712	$544,388	$(31,610)	$916,034
Cost of sales	(98,950)	(167,607)	(403,966)	24,196	(646,327)
Gross profit	45,594	91,105	140,422	(7,414)	269,707
Total operating expenses	(24,463)	(29,871)	(100,861)	—	(155,195)
Income from operations	21,131	61,234	39,561	(7,414)	114,512
Interest (expense) income, net	(14,966)	2,160	(7,052)	—	(19,858)
Other income (expense), net	13,266	(1,260)	(7,195)	—	4,811
Equity earnings	68,285	11,942	—	(80,227)	—
Pretax income	87,716	74,076	25,314	(87,641)	99,465
Income tax expense	(14,165)	(141)	(13,155)	—	(27,461)
Net income	73,551	73,935	12,159	(87,641)	72,004
Less: Net income attributable to noncontrolling interest	—	—	1,885	—	1,885
Net income attributable to Wabtec shareholders	$73,551	$73,935	$14,044	$(87,641)	$73,889

Comprehensive income attributable to Wabtec shareholders	$74,407	$73,935	$61,141	$(87,641)	$121,842

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(9,439)	$50,789	$(9,342)	$(7,808)	$24,200
Net cash used for investing activities	(1,759)	(3,693)	(38,413)	—	(43,865)
Net cash provided by (used for) financing activities	22,973	(49,808)	47,695	7,808	28,668
Effect of changes in currency exchange rates	—	—	7,482	—	7,482
Increase (decrease) in cash	11,775	(2,712)	7,422	—	16,485
Cash and cash equivalents, beginning of period	933	4,802	227,666	—	233,401
Cash and cash equivalents, end of period	$12,708	$2,090	$235,088	$—	$249,886

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) operating activities	$(8,705)	$(5,829)	$(4,148)	$(7,414)	$(26,096)
Net cash (used for) provided by investing activities	(5,124)	(68,173)	(745,827)	—	(819,124)
Net cash provided by (used for) financing activities	13,835	71,678	(132,400)	7,414	(39,473)
Effect of changes in currency exchange rates	—	—	21,640	—	21,640
Increase (decrease) in cash	6	(2,324)	(860,735)	—	(863,053)
Cash, cash equivalents and restricted cash, beginning of period	2,522	9,496	1,131,214	—	1,143,232
Cash and cash equivalents, end of period	$2,528	$7,172	$270,479	$—	$280,179

18. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended March 31,
In thousands	2018	2017
Foreign currency (loss) gain	$(1,032)	$1,214
Equity income	629	275
Expected return on pension assets/amortization	3,023	2,492
Other miscellaneous (income) expense	(34)	830
Total other income (expense), net	$2,586	$4,811

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 26, 2018.
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global passenger transit and freight rail industries. Our highly engineered products enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 31 countries and our products can be found in more than 100 countries throughout the world. In the three months ended March 31, 2018, approximately 65% of the Company’s revenues came from customers outside the United States.
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
According to the 2016 edition of a market study by UNIFE, the Association of the European Rail Industry, the accessible global market for railway products and services was more than $100 billion, and was expected to grow at about 3.2% annually through 2021. The three largest geographic markets, which represented about 80% of the total accessible market, were Europe, North America and Asia Pacific. UNIFE projected above-average growth in Asia Pacific and Europe due to overall economic growth and trends such as urbanization and increasing mobility, deregulation, investments in new technologies, energy and environmental issues, and increasing government support. The largest product segments of the market were rolling stock, services and infrastructure, which represented almost 90% of the accessible market. UNIFE projected spending on rolling stock to grow at an above-average rate due to increased investment in passenger transit vehicles. UNIFE estimated that the global installed base of locomotives was about 114,000 units, with about 32% in Asia Pacific, about 25% in North America and about 18% in Russia-CIS (Commonwealth of Independent States).  Wabtec estimates that about 2,600 new locomotives were delivered worldwide in 2017, and it expects deliveries of about 2,700 in 2018. UNIFE estimated the global installed base of freight cars was about 5.5 million units, with about 37% in North America, about 26% in Russia-CIS and about 20% in Asia Pacific. Wabtec estimates that about 155,000 new freight cars were delivered worldwide in 2017, and it expects deliveries of about 148,000 in 2018.  UNIFE estimated the global installed base of passenger transit vehicles to be about 569,000 units, with about 43% in Asia Pacific, about 32% in Europe and about 14% in Russia-CIS. Wabtec estimates that about 34,000 new passenger transit vehicles were ordered worldwide in 2017, and it expects orders of about 44,000 in 2018.
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

RESULTS OF OPERATIONS
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2018	2017
Net sales	$1,056,177	$916,034
Cost of sales	(745,296)	(646,327)
Gross profit	310,881	269,707
Selling, general and administrative expenses	(147,201)	(122,687)
Engineering expenses	(22,049)	(23,464)
Amortization expense	(10,352)	(9,044)
Total operating expenses	(179,602)	(155,195)
Income from operations	131,279	114,512
Interest expense, net	(20,284)	(19,858)
Other income (expense), net	2,586	4,811
Income from operations before income taxes	113,581	99,465
Income tax expense	(26,124)	(27,461)
Net income	87,457	72,004
Less: Net loss attributable to noncontrolling interest	909	1,885
Net income attributable to Wabtec shareholders	$88,366	$73,889
FIRST QUARTER 2018 COMPARED TO FIRST QUARTER 2017
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
In thousands	2018	2017	Percent Change
Freight Segment Sales	$379,554	$347,946	9.1%
Transit Segment Sales	676,623	568,088	19.1%
Net sales	1,056,177	916,034	15.3%
Income from operations	131,279	114,512	14.6%
Net income attributable to Wabtec shareholders	88,366	73,889	22.7%
The following table shows the major components of the change in sales in the first quarter of 2018 from the first quarter of 2017:

In thousands	Freight Segment	Transit Segment	Total
First Quarter 2017 Net Sales	$347,946	$568,088	$916,034
Acquisitions	22,627	12,332	34,959
Change in Sales by Product Line:
Transit Products	—	(7,223)	(7,223)
Remanufacturing, Overhaul & Build	(8,831)	1,999	(6,832)
Other	6,798	(360)	6,438
Brake Products	(664)	13,396	12,732
Specialty Products & Electronics	5,334	24,429	29,763
Foreign exchange	6,344	63,962	70,306
First Quarter 2018 Net Sales	$379,554	$676,623	$1,056,177

Net sales for the three months ended March 31, 2018 increased by $140.1 million, or 15.3%, to $1,056.2 million. The increase is primarily due to favorable foreign exchange of $70.3 million and sales from acquisitions of $35.0 million. Additionally, this total increase was aided by an organic increase of $29.8 million for Specialty Products and Electronics and a $12.7 million organic increase in Brake Products due to higher demand for transit original equipment rail products and original brakes for transit customers.
Freight Segment sales increased by $31.6 million, or 9.1%, primarily due to acquisitions of $22.6 million. Additionally, Specialty Products and Electronics sales increased $5.3 million from increased demand for freight original equipment rail products, and Other product sales increased $6.8 million primarily due to increased spare parts demand. These gains were offset by a decrease of $8.8 million for Remanufacturing, Overhaul & Build sales primarily due to the absence of a large locomotive rebuild contract. Favorable foreign exchange increased sales by $6.3 million.
Transit Segment sales increased by $108.5 million, or 19.1%, primarily due to favorable foreign exchange of $64.0 million, $24.4 million for Specialty Products and Electronics due to increased demand for transit original electronic rail products, and $13.4 million for Brake Products due to increased demand for original brakes for transit customers. Acquisitions increased sales by $12.3 million.
Cost of Sales The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended March 31, 2018
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$144,018	37.9%	$295,350	43.7%	$439,368	41.6%
Labor	52,892	13.9%	94,111	13.9%	147,003	13.9%
Overhead	57,708	15.2%	85,248	12.6%	142,956	13.5%
Other/Warranty	2,361	0.6%	13,608	2.0%	15,969	1.5%
Total cost of sales	$256,979	67.6%	$488,317	72.2%	$745,296	70.5%

	Three Months Ended March 31, 2017
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$138,398	39.8%	$247,109	43.5%	$385,507	42.1%
Labor	38,986	11.2%	76,137	13.4%	115,123	12.6%
Overhead	57,287	16.5%	81,334	14.3%	138,621	15.1%
Other/Warranty	(907)	(0.3)%	7,983	1.4%	7,076	0.8%
Total cost of sales	$233,764	67.2%	$412,563	72.6%	$646,327	70.6%
Cost of sales increased by $99.0 million to $745.3 million in the first quarter of 2018 compared to $646.3 million in the same period of 2017. In the first quarter of 2018, cost of sales as a percentage of sales was 70.5% compared to 70.6% in the same period of 2017. The decrease as a percentage of sales is primarily due to improved margin performance from prior year acquisitions.
Freight Segment cost of sales increased 0.4% as a percentage of sales to 67.6% in 2018 compared to 67.2% for the same period in 2017. The increase is primarily related to a shift in sales to products and services which require higher labor content and increased warranty costs on electronic products.
Transit Segment cost of sales decreased 0.4% as a percentage of sales to approximately 72.2% in the first quarter of 2018 from 72.6% for the same period of 2017. The decrease is primarily related to increased sales volume and improved margin performance from prior year acquisitions. In addition, the first quarter of 2017 contained $3.4 million of restructuring and integration costs.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $11.7 million in the first quarter of 2018 compared to $5.8 million in the first quarter of 2017. The increase in warranty expense is primarily related to the increase in sales as well as increased cost on certain electronic products.

Operating expenses The following table shows our operating expenses for the periods indicated:

	Three Months Ended March 31,
In thousands	2018	Percentage of Sales	2017	Percentage of Sales
Selling, general and administrative expenses	$147,201	13.9%	$122,687	13.4%
Engineering expenses	22,049	2.1%	23,464	2.6%
Amortization expense	10,352	1.0%	9,044	1.0%
Total operating expenses	$179,602	17.0%	$155,195	17.0%
Total operating expenses as a percentage of sales remained consistent at 17.0% of sales for the first quarters of 2018 and 2017. Selling, general, and administrative expenses increased $24.5 million, or 20.0%, primarily due to changes in foreign currency rates of $9.7 million and $4.9 million in incremental expense from acquisitions. Engineering expense decreased by $1.4 million, or 6.0%, due to timing of research and development expenses. Amortization expense increased $1.3 million due to amortization of intangibles associated with new acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Three Months Ended March 31,
In thousands	2018	2017	Percent Change
Freight Segment	$52,952	$42,787	23.8%
Transit Segment	120,223	106,377	13.0%
Corporate	6,427	5,685	13.1%
Total operating expenses	179,602	154,849	16.0%
Freight Segment operating expenses increased $10.2 million, or 23.8%, in 2018 and increased 170 basis points to 14.0% of sales. The increase is primarily attributable to increased sales volumes and incremental expenses from acquisitions of approximately $4.5 million.
Transit Segment operating expenses increased $13.8 million, or 13.0%, in 2018 and decreased 90 basis points to 17.8% of sales. The increase in expense is primarily attributable to increased sales volumes while the improvement against sales is due to improved margin performance from prior year acquisitions. Included in the increase of expense is $0.5 million of incremental operating expenses attributable to acquisitions. In addition, the first quarter of 2017 included $2.0 million of restructuring and integration costs.
Interest expense, net Interest expense, net, increased $0.4 million in 2018 attributable to higher overall debt balances in 2018 than 2017, primarily related to acquisitions.
Other income (expense), net Other income/(expense), net, totaled $2.6 million of income in 2018 compared to $4.8 million of income in 2017 primarily due to foreign currency gains in the prior year.
Income taxes The effective income tax rate was 23.0% and 27.6% for the first quarter of 2018 and 2017, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The U.S. tax reform bill lowered the Federal statutory tax rate from 35% to 21% beginning January 1, 2018. The decrease in the effective rate for the three months ended March 31, 2018 is primarily the result of the reduction of the US corporate income tax rate resulting from the U.S. tax reform bill.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three Months Ended March 31,
In thousands	2018	2017
Cash provided by (used for):
Operating activities	$24,200	$(26,096)
Investing activities	(43,865)	(819,124)
Financing activities	28,668	(39,473)
Increase/(decrease) in cash	$16,485	$(863,053)
Operating activities In the first three months of 2018, cash provided by operations was $24.2 million. In the first three months of 2017, cash used by operations was $26.1 million. In comparison to the first three months of 2017, cash provided by operations for the comparable period in 2018 increased due to favorable working capital performance and higher net income of $15.5 million. The major components of working capital were as follows: a favorable change of $39.1 million in other assets and liabilities primarily due to reduced payments related to contract liabilities, accrued expenses, and a decrease in cash payments related to Faiveley acquisition costs during the first three months of 2017, a favorable change in accounts payable of $56.8 million due to the timing of payments to suppliers, and a favorable change in accounts receivable due to better collections from customers of $30.1 million. These favorable changes were partially offset by an unfavorable change in accrued liabilities and customer deposits of $86.8 million primarily due to the timing of cash receipts from customers for long term projects, and an unfavorable change in inventory of $18.6 million due to efforts to ramp up production in early 2018.
Investing activities In the first three months of 2018 and 2017, cash used for investing activities was $43.9 million and $819.1 million, respectively. The major components of the cash outflow in 2018 were $34.3 million in net cash paid for acquisitions and $17.5 million in additions to property, plant and equipment for investments in our facilities and manufacturing processes. This compares to $800.1 million in net cash paid for acquisitions and $19.3 million in property, plant, and equipment for investments in the first three months of 2017. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first three months of 2018, cash provided by financing activities was $28.7 million which included $306.6 million in proceeds from the revolving credit facility, $266.3 million in repayments of debt and $11.5 million of dividend payments. In the first three months of 2017, cash used for financing activities was $39.5 million, which included $458.3 million in proceeds from the revolving credit facility, $482.6 million in repayments of debt on the revolving credit facility, $9.6 million of dividend payments, and $6.8 million related to payment of income tax withholding on share-based compensation.

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

Company Stock Repurchase Plan
On February 8, 2016, the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $33.3 million remained. During the first three months of 2018, the Company did not repurchase any shares, leaving $137.8 million remaining under the authorization. The Company intends to purchase shares on the open market or in negotiated block trades from time to time depending on market conditions. No time limit was set for the completion of the programs which conforms to the requirements under the 2016 Refinancing Credit Agreement, as well as the senior notes currently outstanding.
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

•	completion and integration of acquisitions, including the acquisition of Faiveley Transport; or

•	the development and use of new technology.
Competitive factors

•	the actions of competitors; or

•	the outcome of negotiations with partners, suppliers, customers, or others.
Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations, including those related to Positive Train Control; or

•	federal and state income tax legislation; and

•	the outcome of negotiations with governments.
Statements in this Quarterly Report on Form 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Critical Accounting Policies
A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. The Company's revenue recognition policy has been updated due to the adoption of ASU No. 2014-09. There have been no other significant changes in accounting policies since December 31, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 40% and 38% of total long-term debt at March 31, 2018 and December 31, 2017, respectively. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 7 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.

Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first three months of 2018, approximately 35% of Wabtec’s net sales were to customers in the United States, 10% in the United Kingdom, 6% in Canada, 6% in France, 6% in Germany, 5% in Italy, 4% in Mexico, 4% in India, 3% in China, 3% in Australia, and 18% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2018. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Except as described below, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven patents owned by Siemens, all of which relate to Positive Train Control technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company’s Positive Train Control Products. The Company has filed Answers, and asserted counterclaims, in response to Siemens’ complaints. The US Patent & Trademark Office has granted Inter-Parties Review proceedings on ten (10) of the patents asserted by Siemens to assess their validity; the hearings began in April 2018 and continue through November 2018. Additionally, Wabtec’s counterclaim alleging that Siemens has violated three (3) of Wabtec’s patents has been severed from the initial case and is now a separate case pending in federal district court in Delaware. Wabtec has filed a motion to obtain a preliminary injunction against Siemens in that case and a hearing is scheduled for July 3, 2018.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“Denver Transit”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed; Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, Denver Transit alleged that total damages were $36.8 million through July 31, 2017, and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. Denver Transit has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC; Xorail has denied Denver Transit's assertions. Denver Transit has also notified RTD that Denver Transit considers the constant warning approval requirements imposed by FRA and/or PUC to be a change in law, for which neither Denver Transit nor its subcontractors (including Xorail) would be liable. Xorail has worked with Denver Transit to modify its system to meet the FRA's and PUC's previously undefined approval requirements. On September 28, 2017, the FRA granted a 5 year approval of the modified wireless crossing system as currently implemented. On March 28, 2018, the PUC granted its approval of the modified wireless crossing system as currently implemented, consistent with the approval previously granted by the FRA. Denver Transit is now able to begin certification of the crossings and will eliminate the use of flaggers as the crossings are certified; this process is expected to take several months. No formal claim has been filed by Denver Transit.
On April 3, 2018 the United States Department of Justice entered into a proposed consent decree resolving allegations that the Company and Knorr-Bremse AG had maintained unlawful agreements not to compete for each other’s employees.  The allegations also related to Faiveley Transport S.A. before it was acquired by the Company in November 2016.  The proposed consent decree is pending review and approval by the U.S. District Court for the District of Columbia.  No monetary fines or penalties have been imposed on the Company.  The Company elected to settle this matter with the Department of Justice to avoid the cost and distraction of litigation. Several putative class action lawsuits have been filed naming the Company and Knorr as defendants in connection with the allegations contained in the proposed consent decree.  The lawsuits seek unspecified damages on behalf of employees of the Company (including Faiveley Transport) and Knorr allegedly caused by the defendants’ actions.  The litigation is in its very early stages.  The Company does not believe that it has diminished competition for talent in the marketplace and intends to contest these claims vigorously.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2018:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 2018	—	—	—	$137,824
February 2018	—	$—	—	$137,824
March 2018	—	$—	—	$137,824
Total quarter ended March 31, 2018	—	$—	—	$137,824

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	May 4, 2018