Form 10-Q
period 2018-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2018-07-31
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2018
Common Stock, $.01 par value per share	96,386,379

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
June 30, 2018
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In thousands, except shares and par value	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$245,574	$233,401
Accounts receivable	835,150	800,619
Unbilled accounts receivable	378,084	366,168
Inventories	863,793	742,634
Other current assets	124,286	122,291
Total current assets	2,446,887	2,265,113
Property, plant and equipment	1,009,198	1,026,046
Accumulated depreciation	(453,364)	(452,074)
Property, plant and equipment, net	555,834	573,972
Other Assets
Goodwill	2,428,591	2,460,103
Other intangibles, net	1,174,400	1,204,432
Other noncurrent assets	71,894	76,360
Total other assets	3,674,885	3,740,895
Total Assets	$6,677,606	$6,579,980

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$615,677	$552,525
Customer deposits	390,126	369,716
Accrued compensation	163,580	164,210
Accrued warranty	137,064	137,542
Current portion of long-term debt	27,115	47,225
Other accrued liabilities	272,906	302,112
Total current liabilities	1,606,468	1,573,330
Long-term debt	1,857,806	1,823,303
Accrued postretirement and pension benefits	98,742	103,734
Deferred income taxes	155,611	175,902
Accrued warranty	16,778	15,521
Other long-term liabilities	67,573	59,658
Total Liabilities	3,802,978	3,751,448
Commitments and contingencies (Note 15)
Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 96,386,379 and 96,034,352 outstanding
at June 30, 2018 and December 31, 2017, respectively	1,323	1,323
Additional paid-in capital	910,350	906,616
Treasury stock, at cost, 35,963,155 and 36,315,182 shares,
at June 30, 2018 and December 31, 2017, respectively	(821,178)	(827,379)
Retained earnings	2,922,986	2,773,300
Accumulated other comprehensive loss	(156,201)	(44,992)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	2,857,280	2,808,868
Noncontrolling interest	17,348	19,664
Total Equity	2,874,628	2,828,532
Total Liabilities and Equity	$6,677,606	$6,579,980
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2018	2017	2018	2017

Net sales	$1,111,680	$932,253	$2,167,857	$1,848,287
Cost of sales	(787,713)	(658,290)	(1,533,009)	(1,304,617)
Gross profit	323,967	273,963	634,848	543,670
Selling, general and administrative expenses	(171,157)	(127,918)	(318,358)	(250,605)
Engineering expenses	(19,388)	(23,338)	(41,437)	(46,802)
Amortization expense	(9,899)	(9,350)	(20,251)	(18,394)
Total operating expenses	(200,444)	(160,606)	(380,046)	(315,801)
Income from operations	123,523	113,357	254,802	227,869
Other income and expenses
Interest expense, net	(31,920)	(17,564)	(52,204)	(37,422)
Other income (expense), net	2,171	936	4,757	5,747
Income from operations before income taxes	93,774	96,729	207,355	196,194
Income tax expense	(10,503)	(24,569)	(36,627)	(52,030)
Net income	83,271	72,160	170,728	144,164
Less: Net loss (gain) attributable to noncontrolling interest	1,145	(135)	2,054	1,750
Net income attributable to Wabtec shareholders	$84,416	$72,025	$172,782	$145,914

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.88	$0.75	$1.80	$1.52
Diluted
Net income attributable to Wabtec shareholders	$0.87	$0.75	$1.79	$1.52

Weighted average shares outstanding
Basic	95,992	95,641	95,867	95,370
Diluted	96,575	96,284	96,471	96,071

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017

Net income attributable to Wabtec shareholders	$84,416	$72,025	$172,782	$145,914
Foreign currency translation (loss) gain	(192,778)	145,684	(114,811)	195,079
Unrealized (loss) gain on derivative contracts	(7,567)	1,686	(5,501)	3,379
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	10,665	30	10,235	(3,044)
Other comprehensive (loss) income before tax	(189,680)	147,400	(110,077)	195,414
Income tax expense related to components of
other comprehensive income	(537)	(300)	(1,132)	(361)
Other comprehensive (loss) income, net of tax	(190,217)	147,100	(111,209)	195,053
Comprehensive (loss) income attributable to Wabtec shareholders	$(105,801)	$219,125	$61,573	$340,967

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended June 30,
In thousands, except per share data	2018	2017

Operating Activities
Net income	$170,728	$144,164
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	53,227	51,051
Stock-based compensation expense	13,983	11,879
Loss on disposal of property, plant and equipment	1,353	525
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(59,979)	(66,544)
Inventories	(116,131)	(48,406)
Accounts payable	59,411	(75,761)
Accrued income taxes	(202)	(23,025)
Accrued liabilities and customer deposits	27,545	86,937
Other assets and liabilities	(82,031)	(94,523)
Net cash provided by (used for) operating activities	67,904	(13,703)
Investing Activities
Purchase of property, plant and equipment	(39,723)	(38,425)
Proceeds from disposal of property, plant and equipment	8,900	471
Acquisitions of businesses, net of cash acquired	(38,277)	(846,675)
Net cash used for investing activities	(69,100)	(884,629)
Financing Activities
Proceeds from debt	591,890	745,035
Payments of debt	(546,394)	(680,145)
Proceeds from exercise of stock options and other benefit plans	6,867	2,679
Payment of income tax withholding on share-based compensation	(6,503)	(6,802)
Cash dividends ($0.24 and $0.20 per share for the six months
ended June 30, 2018 and 2017, respectively)	(23,096)	(19,177)
Net cash provided by financing activities	22,764	41,590
Effect of changes in currency exchange rates	(9,395)	42,032
Increase (Decrease) in cash	12,173	(814,710)
Cash, cash equivalents and restricted cash, beginning of period	233,401	1,143,232
Cash and cash equivalents, end of period	$245,574	$328,522

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global passenger transit and freight rail industries. Our highly engineered products enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 31 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2018, approximately 66% of the Company’s revenues came from customers outside the United States.

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
Approximately 75% of the Company’s revenues are derived from performance obligations that are satisfied at a point in time when control passes to the customer which is generally at the time of shipment in accordance with agreed upon delivery terms. The remaining revenues are earned over time. This approach is consistent with our revenue recognition approach in prior years.
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

Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. These contract liabilities are classified as current liabilities under the caption “Customer Deposits” on the consolidated balance sheet. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract and revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $81.2 million and $94.0 million at June 30, 2018 and December 31, 2017, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the consolidated balance sheet.
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
Pre-Production Costs Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $18.7 million and $20.2 million at June 30, 2018 and December 31, 2017, respectively.
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
Financial Derivatives and Hedging Activities As part of its risk management strategy, the Company utilizes derivative financial instruments to manage its exposure due to changes in foreign currencies and interest rates. For further information regarding financial derivatives and hedging activities, refer to Footnotes 14 and 15.
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
Noncontrolling Interests In accordance with ASC 810 "Consolidation", the Company has classified noncontrolling interests as equity on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. Net income attributable to noncontrolling interests was a loss of $1.1 million and income of $0.1 million, for the three months ended June 30, 2018 and 2017, respectively. Net income attributable to noncontrolling interests was a loss of $2.1 million and $1.8 million, for the six months ended June 30, 2018 and 2017, respectively. Other comprehensive income attributable to noncontrolling interests for the three and six months ended June 30, 2018 and 2017 was not material.
Recently Issued Accounting Pronouncements In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this update address certain stranded income tax effects in accumulated other comprehensive income ("AOCI") resulting from the Tax Cuts and Jobs Act (the "Tax Act"). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Act related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the Tax Act related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 814)" which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with terms less than 12 months, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt the requirements of the new standard effective January 1, 2019. The guidance requires the use of a modified retrospective approach. The Company is currently evaluating its lease portfolio to assess the impact to the Consolidated Finance Statements. The Company is in the process of implementing processes and information technology tools to assist in its ongoing lease data collection and analysis, and evaluating its accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of 2019.
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
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The amendments in this update require the service cost component of net benefit costs to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside income from operations. This update also allows only the service cost component to be eligible for capitalization when applicable. The ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2017. In accordance with this update, the Company began recognizing the interest expense component of net periodic benefit cost in interest expense in the income statement and the expected return on plan assets, net amortization/deferrals, and curtailments in other income (expense), net in the income statement. This update has been applied retrospectively for presentation of the service cost component and other components of net benefit costs in accordance with the ASU and the impact of adoption resulted in increases of $0.3 million, $2.2 million and $2.5 million to selling, general, and administrative expense, interest expense, net and other income, net, respectively, in the income statement for the three months ended June 30, 2017. The impact of adoption resulted in increases of $0.7 million, $4.3 million and $5.0 million to selling, general, and administrative expense, interest expense, net and other income, net, respectively, in the income statement for the six months ended June 30, 2017. Also, the capitalization of the service cost component of net benefit cost has been adopted prospectively in accordance with the ASU.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". The amendments in this update require a statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2017. This update has been applied retrospectively and as a result restricted cash related to the acquisition of Faiveley Transport is included in the change in cash for the six months ended June 30, 2017.
Other Comprehensive Income (Loss) Comprehensive income comprises both net income and the change in equity from transactions and other events and circumstances from nonowner sources.
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2018 are as follows:

In thousands	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2017	$5,063	$4,015	$(54,070)	$(44,992)
Other comprehensive income (loss) before reclassifications	(114,811)	(4,760)	6,744	(112,827)
Amounts reclassified from accumulated other
comprehensive income	—	579	1,039	1,618
Net current period other comprehensive income (loss)	(114,811)	(4,181)	7,783	(111,209)
Balance at June 30, 2018	$(109,748)	$(166)	$(46,287)	$(156,201)
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2018 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(375)	Other income (expense), net
Amortization of net loss	1,093	Other income (expense), net
	718	Other income (expense), net
	(198)	Income tax expense
	$520	Net income

Derivative contracts
Realized gain on derivative contracts	$176	Interest expense, net
	(42)	Income tax expense
	$134	Net income

Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2018 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(751)	Other income (expense), net
Amortization of net loss	2,186	Other income (expense), net
	1,435	Other income (expense), net
	(396)	Income tax expense
	$1,039	Net income

Derivative contracts
Realized gain on derivative contracts	$855	Interest expense, net
	(276)	Income tax expense
	$579	Net income

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2017 are as follows:

	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2016	$(321,033)	$(2,957)	$(55,615)	$(379,605)
Other comprehensive income (loss) before reclassifications	195,079	1,978	(4,029)	193,028
Amounts reclassified from accumulated other
comprehensive income	—	843	1,184	2,027
Net current period other comprehensive income (loss)	195,079	2,821	(2,845)	195,055
Balance at June 30, 2017	$(125,954)	$(136)	$(58,460)	$(184,550)

Reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2017 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(422)	Other income (expense), net
Amortization of net loss	1,240	Other income (expense), net
	818	Other income (expense), net
	(226)	Income tax expense
	$592	Net income

Derivative contracts
Realized gain on derivative contracts	$566	Interest expense, net
	(149)	Income tax expense
	$417	Net income

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2017 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(844)	Other income (expense), net
Amortization of net loss	2,480	Other income (expense), net
	1,636	Other income (expense), net
	(452)	Income tax expense
	$1,184	Net income

Derivative contracts
Realized gain on derivative contracts	$1,155	Interest expense, net
	(312)	Income tax expense
	$843	Net income

3. PROPOSED MERGER WITH GE TRANSPORTATION
On May 20, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with General Electric Company (“GE”), Transportation Systems Holdings Inc. (“SpinCo”), which is a newly formed wholly owned subsidiary of GE, and Wabtec US Rail Holdings, Inc. (“Merger Sub”), which is a newly formed wholly owned subsidiary of the Company. In addition, on May 20, 2018, GE, SpinCo, the Company and Wabtec US Rail Holdings, Inc. (“Direct Sale Purchaser”), entered into the Separation, Distribution and Sale Agreement (the “Separation Agreement”). Together, the Merger Agreement and the Separation Agreement provide for the combination of the Company and GE’s realigned transportation business (“GE Transportation”) through a modified Reverse Morris Trust transaction structure. The transactions contemplated by the Merger Agreement and the Separation Agreement (the “Transactions”) have been approved by the Boards of Directors of both the Company and GE.
In connection with the separation of GE Transportation from the remaining business of GE, GE will conduct an internal reorganization in which the assets and liabilities of GE Transportation will be segregated from the assets and liabilities of GE’s remaining business to prepare for the Transactions. Following this internal reorganization, certain assets of GE

Transportation will be sold to Direct Sale Purchaser for a cash payment of $2.9 billion (the "Direct Sale"), and Direct Sale Purchaser will assume certain liabilities of GE Transportation in connection with this purchase. Thereafter, GE will transfer the remaining business and operations of GE Transportation (the “SpinCo Business”) to SpinCo and its subsidiaries (to the extent not already held by SpinCo and its subsidiaries) (the “SpinCo Transfer”), and SpinCo will issue to GE additional shares of SpinCo common stock. Following this issuance of additional SpinCo common stock to GE, GE will hold all of the outstanding SpinCo common stock.
Following the Direct Sale and the SpinCo Transfer and based on market conditions, GE will distribute certain of the shares of SpinCo’s common stock to GE’s stockholders by way of a spin-off or a split-off transaction (the “Distribution”), as determined in GE’s discretion.
In a spin-off, all GE stockholders would receive a pro rata number of shares of SpinCo common stock. In a split-off, GE would offer its stockholders the option to exchange all or a portion of their shares of GE common stock for shares of SpinCo common stock in an exchange offer, resulting in a reduction in GE’s outstanding shares. If the exchange offer is undertaken and consummated but the exchange offer is not fully subscribed because less than all shares of SpinCo common stock available for distribution by GE are exchanged, the remaining shares of SpinCo common stock available for distribution by GE would be distributed on a pro rata basis to GE stockholders whose shares of GE common stock remain outstanding after the consummation of the exchange offer.
Immediately after the Distribution and on the closing date of the merger, Merger Sub will merge with and into SpinCo, whereby the separate corporate existence of Merger Sub will cease and SpinCo will continue as the surviving company and a wholly owned subsidiary of the Company. In the Merger, subject to adjustment in accordance with the Merger Agreement, each share of SpinCo common stock will be converted into the right to receive a number of shares of the Company’s common stock based on the exchange ratio set forth in the Merger Agreement.
Immediately after the consummation of the Merger, 50.1% of the outstanding shares of the Company’s common stock on a fully diluted basis will be held collectively by GE and pre-Merger holders of GE common stock (with approximately 9.9% of the outstanding shares of the Company’s common stock expected to be held by GE) and 49.9% of the outstanding shares of the Company’s common stock on a fully diluted basis will be held by pre-Merger stockholders of the Company. Pursuant to certain agreements to be entered into in connection with the Transactions, GE will be obligated to sell a number of its shares of the Company’s common stock within two years of the date of the Distribution and, subject to limited exceptions, to sell all of its shares of the Company’s common stock within three years of the closing date of the Merger.
Subject to adjustment under certain circumstances as set forth in the Merger Agreement, the Company will issue the requisite shares of the Company’s common stock in the Merger. Based upon the reported closing sale price of $103.85 per share for the Company’s common stock on the NYSE on July 18, 2018, the total value of the shares of the Company’s common stock to be issued by the Company in the merger would be approximately $10,184 million and the cash to be received by GE in the transactions, including in respect of the Direct Sale, would be approximately $3,370 million. The actual value of the Company’s common stock to be issued in the Merger will depend on the market price of shares of the Company’s common stock at the time of the Merger.
After the Merger, the Company will own and operate the SpinCo Business and the assets acquired in the Direct Sale. It is anticipated that SpinCo, which will be the Company’s wholly owned subsidiary, will hold the SpinCo Business and Direct Sale Purchaser, which will also be the Company’s wholly owned subsidiary, will hold the assets purchased and the liabilities assumed in connection with the Direct Sale. Together, SpinCo and Direct Sale Purchaser will own and operate post-Transaction GE Transportation. The Company will also continue its current businesses. All shares of the Company’s common stock, including those issued in the Merger, will be listed on the NYSE under the Company’s current trading symbol “WAB.”
On the date of the Distribution, GE or its subsidiaries and SpinCo or the subsidiaries of GE that GE will contribute to SpinCo pursuant to the Separation Agreement will enter into additional agreements relating to, among other things, intellectual property, employee matters, tax matters, research and development, co-location services and transition services.
The value of the total consideration to be delivered by the Company in the Transactions would be approximately $13.5 billion based on the Company’s reported closing stock price on the NYSE on July 18, 2018; however, the final purchase price will depend on the market price of shares of the Company’s common stock at the time of the Merger. The transaction is expected to close by early 2019, subject to customary closing conditions, including certain approvals by the Company’s shareholders and regulatory approvals.

4. ACQUISITIONS
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

•
On April 5, 2017, the Company acquired Thermal Transfer Corporation ("TTC"), a leading provider of heat transfer solutions for industrial applications, for a purchase price of approximately $32.5 million, net of cash acquired, resulting in goodwill of $14.1 million, all of which will be deductible for tax purposes.

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

The acquisitions listed above include escrow deposits of $32.7 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition for Annax, Melett and AM General. For the ATP and TTC acquisitions, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

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
The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2017:

In thousands	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net sales	$1,111,680	$959,101	$2,181,282	$1,913,369
Gross profit	323,967	282,358	636,784	563,323
Net income attributable to Wabtec shareholders	84,416	75,128	173,286	152,853
Diluted earnings per share
As Reported	$0.87	$0.75	$1.79	$1.52
Pro forma	$0.87	$0.78	$1.79	$1.59

5. INVENTORIES
The components of inventory, net of reserves, were:

In thousands	June 30, 2018	December 31, 2017
Raw materials	$454,678	$378,481
Work-in-progress	187,870	167,390
Finished goods	221,245	196,763
Total inventories	$863,793	$742,634

6. INTANGIBLES
The change in the carrying amount of goodwill by segment for the six months ended June 30, 2018 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2017	$718,958	$1,741,145	$2,460,103
Additions	2,998	13,075	16,073
Foreign currency impact	(1,279)	(46,306)	(47,585)
Balance at June 30, 2018	$720,677	$1,707,914	$2,428,591
As of June 30, 2018 and December 31, 2017, the Company’s trade names had a net carrying amount of $602.8 million and $603.4 million, respectively, and the Company believes these intangibles have indefinite lives.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In thousands	June 30, 2018	December 31, 2017
Patents, non-compete and other intangibles, net of accumulated
amortization of $42,395 and $43,021	$16,459	$17,554
Customer relationships, net of accumulated amortization
of $142,623 and $126,824	555,149	583,459
Total	$571,608	$601,013
The weighted average remaining useful life of patents, customer relationships and other intangibles are 10 years, 16 years and 14 years, respectively. Amortization expense for intangible assets was $9.9 million and $20.3 million for the three and six months ended June 30, 2018, and $9.4 million and $18.4 million for the three and six months ended June 30, 2017, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

Remainder of 2018	$20,718
2019	38,709
2020	36,459
2021	35,825
2022	35,537

7. CONTRACT ASSETS AND CONTRACT LIABILITIES
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

The change in the carrying amount of contract assets and contract liabilities for the six months ended June 30, 2018 is as follows:

In thousands	Contract Assets
Balance at beginning of year	$366,168
Recognized in current year	242,020
Reclassified to accounts receivable	(223,148)
Foreign currency impact	(6,956)
Balance at June 30, 2018	$378,084

In thousands	Contract Liabilities
Balance at beginning of year	$463,704
Recognized in current year	120,500
Amounts in beginning balance reclassified to revenue	(92,137)
Current year amounts reclassified to revenue	(10,584)
Foreign currency impact	(10,157)
Balance at June 30, 2018	$471,326

8. LONG-TERM DEBT
Long-term debt consisted of the following:

In thousands	June 30, 2018	December 31, 2017
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $2,212 and $2,345	$747,788	$747,655
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,305 and $1,433	248,695	248,567
Revolving Credit Facility, net of unamortized debt issuance costs of $3,254 and $2,451	865,165	853,124
Schuldschein Loan	11,681	11,998
Other Borrowings	9,740	6,860
Capital Leases	1,852	2,324
Total	1,884,921	1,870,528
Less - current portion	27,115	47,225
Long-term portion	$1,857,806	$1,823,303

3.45% Senior Notes Due November 2026
On November 3, 2016, the Company issued $750.0 million of Senior Notes due 2026 (the "2016 Notes"). The 2016 Notes were issued at 99.965% of face value. Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year. The proceeds were used to finance the cash portion of the Faiveley Transport acquisition, refinance Faiveley Transport's indebtedness, and for general corporate purposes. The principal balance is due in full at maturity. The Company incurred $2.7 million of deferred financing costs related to the issuance of the 2016 Notes.
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
2018 Refinancing Credit Agreement
On June 8, 2018, the Company entered into a credit agreement (the “2018 Refinancing Credit Agreement”), which replaced the Company’s then-existing “2016 Refinancing Credit Agreement.” As part of the 2018 Refinancing Credit Agreement, the Company entered into (i) a $1.2 billion revolving credit facility (the “Revolving Credit Facility”), which replaced the Company’s revolving credit facility under the 2016 Refinancing Credit Agreement, and includes a letter of credit sub-facility of up to $450.0 million and a swing line sub-facility of $75.0 million, (ii) a $350.0 million term loan (the “Refinancing Term Loan”), which refinanced the term loan under the 2016 Refinancing Credit Agreement, and (iii) a new $400.0 million delayed draw term loan (the “Delayed Draw Term Loan”). The 2018 Refinancing Credit Agreement also provides for a bridge loan facility (the “Bridge Loan Facility”) in an amount not to exceed $2.5 billion, such facility to become effective at the Company’s request. Commitments in respect of the Bridge Loan Facility will be reduced by any alternative financing (including any other loans or any long-term notes) that the Company arranges prior to the Direct Sale, subject to customary exceptions. In addition, the 2018 Refinancing Credit Agreement contains an uncommitted accordion feature allowing the Company to request, in an aggregate amount not to exceed $600.0 million, increases to the borrowing commitments under the Revolving Credit Facility or a new incremental term loan commitment. At June 30, 2018, the Company had available bank borrowing capacity, net of $33.6 million of letters of credit, of approximately $647.9 million subject to certain financial covenant restrictions.
The Revolving Credit Facility matures on June 8, 2023 and is unsecured. The Refinancing Term Loan matures on June 8, 2021 and is unsecured. The Delayed Draw Term Loan matures on the third anniversary of the date on which it is borrowed and is unsecured. The Bridge Loan Facility, if used, will mature on the date set forth in the definitive documentation for the Bridge Loan Facility and is unsecured. The applicable interest rate for borrowings under the 2018 Refinancing Credit Agreement includes interest rate spreads based on the lower of the pricing corresponding to (i) the Company’s ratio of total debt (less unrestricted cash up to $300.0 million) to EBITDA (“Leverage Ratio”) or (ii) the Company’s public rating, in each case that range between 1.000% and 1.875% for LIBOR/CDOR-based borrowings and 0.000% and 0.875% for Alternate Base Rate based borrowings. The obligations of the Company under the 2018 Refinancing Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
The 2018 Refinancing Credit Agreement contains customary representations and warranties by the Company and its subsidiaries, including customary use of materiality, material adverse effect, and knowledge qualifiers. The Company and its subsidiaries are also subject to (i) customary affirmative covenants that impose certain reporting obligations on the Company and its subsidiaries and (ii) customary negative covenants, including limitations on: indebtedness; liens; restricted payments; fundamental changes; business activities; transactions with affiliates; restrictive agreements; changes in fiscal year; and use of proceeds. In addition, the Company is required to maintain (i) an Interest Coverage ratio at least 3.00 to 1.00 over each period of four consecutive fiscal quarters ending on the last day of a fiscal quarter and (ii) a Leverage Ratio, calculated as of the last day of a fiscal quarter for a period of four consecutive fiscal quarters, of 3.25 to 1.00 or less; provided that, in the event the Company completes the Direct Sale and the Merger or any other material acquisition in which the cash consideration paid exceeds $500.0 million, the maximum Leverage Ratio permitted will be (x) 3.75 to 1.00 at the end of the fiscal quarter in which such acquisition is consummated and each of the three fiscal quarters immediately following such fiscal quarter and (y) 3.50 to 1.00 at the end of each of the fourth and fifth full fiscal quarters after the consummation of such acquisition. The Company is in compliance with the restrictions and covenants of the 2018 Refinancing Credit Agreement and does not expect that these measurements will limit the Company in executing its operating activities.

At June 30, 2018, the weighted average interest rate on the Company’s variable rate debt was 3.03%.  On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for this agreement, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with excellent credit ratings and history of performance.  The Company currently believes the risk of nonperformance is negligible.
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended and restated its then existing revolving credit facility with a consortium of commercial banks. The “2016 Refinancing Credit Agreement” provided the Company with a $1.2 billion, five years revolving credit facility and a $400.0 million delayed draw term loan (the “Term Loan”). The Company incurred approximately $3.3 million of deferred financing costs related to the 2016 Refinancing Credit Agreement. The 2016 Refinancing Credit Agreement borrowings bore variable interest rates indexed as described below.
The Term Loan was initially drawn on November 25, 2016. The Company incurred a 10 basis point commitment fee from June 22, 2016 until the initial draw.
Under the 2016 Refinancing Credit Agreement, the Company could elect a Base Rate of interest for U.S. Dollar denominated loans or, for certain currencies, an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest, or other rates appropriate for such currencies (in any case, “the Alternate Rate”). The Base Rate adjusted on a daily basis and was the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranges from 0 to 75 basis points. The Alternate Rate was based on the quoted rates specific to the applicable currency, plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins were dependent on the Company’s consolidated total indebtedness to EBITDA ratios. The initial Base Rate margin was 0 basis points and the Alternate Rate margin was 175 basis points.
Schuldschein Loan, Due 2024
In conjunction with the acquisition of Faiveley Transport, Wabtec acquired $137.2 million of a Schuldschein private placement loan which was originally issued by Faiveley Transport on March 5, 2014 in Germany, in which approximately 20 international investors participated. This loan is denominated in euros. Subsequent to the acquisition of Faiveley Transport, the Company repaid $125.8 million of the outstanding Schuldshein loan. The remaining balance of $11.7 million as of June 30, 2018 matures on March 5, 2024 and bears a fixed rate of 4.00%.
The Schuldschein loan is senior unsecured and ranks pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The Schuldshein loan agreement contains covenants and undertakings which limit, among other things, the following: factoring of receivables, the incurrence of indebtedness, sale of assets, change of control, mergers and consolidations and incurrence of liens. At June 30, 2018, the Company is in compliance with the undertakings and covenants contained in the loan agreement.

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.
The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended June 30,		Three Months Ended June 30,
In thousands, except percentages	2018	2017	2018	2017
Net periodic benefit cost
Service cost	$87	$86	$691	$614
Interest cost	333	356	1,834	1,677
Expected return on plan assets	(445)	(433)	(3,466)	(2,910)
Net amortization/deferrals	243	248	554	685
Net periodic benefit cost (credit)	$218	$257	$(387)	$66

	U.S.		International
	Six Months Ended June 30,		Six Months Ended June 30,
In thousands, except percentages	2018	2017	2018	2017
Net periodic benefit cost
Service cost	$174	$172	$1,382	$1,228
Interest cost	666	712	$3,668	3,354
Expected return on plan assets	(890)	(866)	$(6,932)	(5,820)
Net amortization/deferrals	486	496	$1,108	1,370
Net periodic benefit cost (credit)	$436	$514	$(774)	$132

Assumptions
Discount Rate	3.56%	3.95%	2.40%	2.51%
Expected long-term rate of return	5.15%	4.95%	5.10%	4.93%
Rate of compensation increase	3.00%	3.00%	2.60%	2.54%

The Company’s funding methods are based on governmental requirements and differ from those methods used to recognize pension expense. The Company expects to contribute $7.3 million to the international plans during 2018. The company does not expect to contribute to the U.S. plans during 2018.
Post Retirement Benefit Plans
In addition to providing pension benefits, the Company has provided certain unfunded postretirement health care and life insurance benefits for a portion of North American employees. The Company is not obligated to pay health care and life insurance benefits to individuals who had retired prior to 1990.
The Company uses a December 31 measurement date for all post retirement plans.

The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended June 30,		Three Months Ended June 30,
In thousands, except percentages	2018	2017	2018	2017
Net periodic benefit cost
Service cost	$1	$1	$8	$7
Interest cost	81	88	26	24
Net amortization/deferrals	(76)	(73)	(4)	(7)
Net periodic benefit cost	$6	$16	$30	$24

	U.S.		International
	Six Months Ended June 30,		Six Months Ended June 30,
In thousands, except percentages	2018	2017	2018	2017
Net periodic benefit cost
Service cost	$2	$2	$16	$14
Interest cost	162	176	52	48
Net amortization/deferrals	(152)	(146)	(8)	(14)
Net periodic benefit cost	$12	$32	$60	$48

Assumptions
Discount Rate	3.43%	3.76%	3.21%	3.46%

10. STOCK-BASED COMPENSATION
As of June 30, 2018, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027 and provides a maximum of 3,800,000 shares for grants or awards, plus any shares which remain available under the 2000 Plan. The amendment and restatement of the 2011 Plan was approved by stockholders of Wabtec on May 10, 2017. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $8.3 million and $6.2 million for the three months ended June 30, 2018 and 2017, respectively. Included in stock-based compensation expense for the three months ended June 30, 2018 is $0.3 million of expense related to stock options, $2.0 million related to restricted stock, $3.2 million related to restricted stock units, $2.4 million related to incentive stock units and $0.4 million related to units issued for Directors' fees.
Stock-based compensation expense was $14.0 million and $11.9 million for the six months ended June 30, 2018 and 2017, respectively. Included in stock-based compensation expense for the six months ended June 30, 2018 is $0.7 million of expense related to stock options, $2.7 million related to restricted stock, $4.7 million related to restricted stock units, $5.1 million related to incentive stock units and $0.8 million related to units issued for Directors’ fees. At June 30, 2018, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $45.0 million.
Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2017	983,512	$40.62	4.0	$40,137
Granted	82,580	77.54		1,737
Exercised	(293,034)	22.94		22,165
Canceled	(16,137)	65.32		537
Outstanding at June 30, 2018	756,921	47.84	4.9	38,406
Exercisable at June 30, 2018	579,744	42.09	4.1	32,750
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2018	2017
Dividend yield	0.31%	0.23%
Risk-free interest rate	2.78%	2.17%
Stock price volatility	23.9%	23.4%
Expected life (years)	5.0	5.0
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2018, the Company estimates that it will achieve 73%, 90% and 100% of the goals for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2018, 2019, and 2020, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the six months ended June 30, 2018:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	399,000	327,333	$78.76
Granted	223,960	175,100	73.76
Vested	(133,092)	(93,312)	81.34
Adjustment for incentive stock awards expected to vest	—	26,864	75.69
Canceled	(14,509)	(19,800)	77.38
Outstanding at June 30, 2018	475,359	416,185	75.94

11. INCOME TAXES
The Company is responsible for filing consolidated U.S., foreign and combined, unitary or separate state income tax returns. The Company is responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the "Transition Tax"), a reduction of the U.S. federal corporate tax rate from 35% to 21%, repeals the Domestic Manufacturing Deduction, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, new provisions designed to tax global intangible low-taxed income ("GILTI"), tax certain deductible base erosion payments called base erosion and anti-abuse tax (“BEAT”), and new interest expense limitation provisions.
In relation to the initial analysis of the impact of the all tax law changes at December 31, 2017, the Company recorded a net tax expense of $4.3 million. This included a provisional expense for the U.S tax reform bill of $55.0 million, as well as a net benefit for the revaluation of deferred tax assets and liabilities of $50.7 million.
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
Revaluation of deferred tax assets and liabilities: The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. In addition, the Tax Act makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation. The Company evaluated these changes and recorded a provisional benefit to net deferred taxes of $24.6 million at December 31, 2017. The Company is still completing its calculation of the impact of these changes on its deferred tax balances. As of June 30, 2018, the Company has refined the estimate of the impact of the Tax Act on the deductibility of certain executive compensation which resulted in a current period benefit to net deferred taxes of $2.9 million.
Transition Tax on unrepatriated foreign earnings: The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax expense of $51.8 million at December 31, 2017. As of June 30, 2018, the Company has refined the estimate resulting in a current period benefit of $10.1 million. The Company is continuing to gather additional information to finalize the amount of the Transition Tax, to complete its calculation of E&P, and complete its determination of non-U.S. income taxes paid.
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
The overall effective income tax rate was 11.2% and 17.7% for the three and six months ended June 30, 2018, respectively and 25.4% and 26.5% for the three and six months ended June 30, 2017, respectively. The reductions in the current year effective tax rate are due to the tax benefits related to the Tax Act as discussed above.
As of June 30, 2018 and December 31, 2017, the liability for income taxes associated with uncertain tax positions was $6.9 million, of which $4.4 million, if recognized, would favorably affect the Company’s effective tax rate.
The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2018, the total accrued interest and penalties are $0.7 million and $0.1 million, respectively. As of December 31, 2017, the total accrued interest and penalties were $0.7 million and $0.1 million, respectively.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $5.2 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.  With limited exceptions, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2014.

12. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,
In thousands, except per share data	2018	2017
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$84,416	$72,025
Less: dividends declared - common shares and non-vested restricted stock	(11,565)	(9,605)
Undistributed earnings	72,851	62,420
Percentage allocated to common shareholders (1)	99.7%	99.7%
	72,632	62,233
Add: dividends declared - common shares	11,531	9,576
Numerator for basic and diluted earnings per common share	$84,163	$71,809
Denominator
Denominator for basic earnings per common share - weighted average shares	95,992	95,641
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	583	643
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	96,575	96,284
Net income attributable to Wabtec shareholders per common share
Basic	$0.88	$0.75
Diluted	$0.87	$0.75

(1) Basic weighted-average common shares outstanding	95,992	95,641
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	96,276	95,917
Percentage allocated to common shareholders	99.7%	99.7%

	Six Months Ended June 30,
In thousands, except per share data	2018	2017
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$172,782	$145,914
Less: dividends declared - common shares and non-vested restricted stock	(23,096)	(19,177)
Undistributed earnings	149,686	126,737
Percentage allocated to common shareholders (1)	99.7%	99.7%
	149,237	126,357
Add: dividends declared - common shares	23,027	19,120
Numerator for basic and diluted earnings per common share	$172,264	$145,477
Denominator
Denominator for basic earnings per common share - weighted average shares	95,867	95,370
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	604	701
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	96,471	96,071
Net income attributable to Wabtec shareholders per common share
Basic	$1.80	$1.52
Diluted	$1.79	$1.52

(1) Basic weighted-average common shares outstanding	95,867	95,370
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	96,153	95,666
Percentage allocated to common shareholders	99.7%	99.7%
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

13. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In thousands	2018	2017
Balance at beginning of year	$153,063	$138,992
Warranty expense	27,475	15,961
Acquisitions	1,089	397
Warranty claim payments	(26,405)	(16,479)
Foreign currency impact/other	(1,380)	5,887
Balance at June 30	$153,842	$144,758

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gain and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three and six months ended June 30, 2018 and June 30, 2017, the amounts reclassified into income were not material.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized gain related to these contracts was $1.2 million for the three months ended June 30, 2018. These contracts are scheduled to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of June 30, 2018.

In millions	Designated	Non-Designated	Total
Gross notional amount	$794.9	$458.0	$1,252.9

Fair Value:
Other current assets	$—	$0.6	$0.6
Other current liabilities	(6.1)	—	(6.1)
Total	$(6.1)	$0.6	$(5.5)
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of December 31, 2017.

In millions	Designated	Non-Designated	Total
Gross notional amount	$805.1	$379.7	$1,184.8

Fair Value:
Other current assets	$3.5	$2.1	$5.6
Other current liabilities	—	—	—
Total	$3.5	$2.1	$5.6
Interest Rate Hedging The Company uses interest rate swaps to manage interest rate exposures. The Company is exposed to interest rate volatility with regard to existing floating rate debt. Primary exposure includes the London Interbank Offered Rates (LIBOR). Derivatives used to hedge risk associated with changes in the fair value of certain variable-rate debt are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of debt obligations are recognized in current period earnings. Refer to footnote 15 for further information on interest rate swaps.
As of June 30, 2018, the Company has recorded a current liability of $0.3 million and an accumulated other comprehensive loss of $0.2 million, net of tax, related to these agreements.

15. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2018, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at June 30, 2018 Using
In thousands	Total Carrying Value at June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$253	$—	$253	$—
Total	$253	$—	$253	$—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at June 30, 2018 and December 31, 2017. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 and 2016 Notes are considered Level 2 based on the fair value valuation hierarchy.

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	June 30, 2018		December 31, 2017
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Interest rate swap agreement	$253	$253	$1,163	$1,163
4.375% Senior Notes	248,695	254,303	248,567	262,033
3.45% Senior Notes	747,788	690,368	747,655	741,113
The fair value of the Company’s interest rate swap agreements and the 2013 and 2016 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

16. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, in Note 19 therein, filed on February 26, 2018. During the first six months of 2018, there were no material changes to the information described in the Form 10-K.
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

On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven patents owned by Siemens, all of which relate to Positive Train Control technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company’s Positive Train Control Products. The Company has filed Answers, and asserted counterclaims, in response to Siemens’ complaints. The US Patent & Trademark Office has granted Inter-Parties Review proceedings on ten (10) of the patents asserted by Siemens to assess their validity; the hearings began in April 2018 and continue through November 2018. On, July 19, 2018, Siemens moved to amend its pleadings to add claims alleging violations of federal antitrust and state trade practices laws. Additionally, Wabtec’s counterclaim alleging that Siemens has violated three (3) of Wabtec’s patents has been severed from the initial case and is now a separate case pending in federal district court in Delaware. Wabtec has filed a motion to obtain a preliminary injunction against Siemens in that case and a hearing is scheduled for August 1, 2018.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“Denver Transit”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed; Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, Denver Transit alleged that total damages were $36.8 million through July 31, 2017, and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. Denver Transit has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC; Xorail has denied Denver Transit's assertions. Denver Transit has also notified RTD that Denver Transit considers the constant warning approval requirements imposed by FRA and/or PUC to be a change in law, for which neither Denver Transit nor its subcontractors (including Xorail) would be liable. Xorail has worked with Denver Transit to modify its system to meet the FRA's and PUC's previously undefined approval requirements. On September 28, 2017, the FRA granted a 5 year approval of the modified wireless crossing system as currently implemented. On March 28, 2018, the PUC granted its approval of the modified wireless crossing system as currently implemented, consistent with the approval previously granted by the FRA. Denver Transit's process of certifying the crossings and eliminating the use of flaggers is proceeding and is expected to be completed during the third quarter of 2018. No formal claim has been filed against Xorail by Denver Transit. It is Xorail's understanding that Denver Transit and RTD have entered into a non-binding arbitration proceeding concerning, among other things, the flagger costs, and that proceeding is expected to be concluded by the end of 2018.

On April 3, 2018 the United States Department of Justice entered into a proposed consent decree resolving allegations that the Company and Knorr-Bremse AG had maintained unlawful agreements not to compete for each other’s employees.  The allegations also related to Faiveley Transport S.A. before it was acquired by the Company in November 2016.  The proposed consent decree is pending review and approval by the U.S. District Court for the District of Columbia.  No monetary fines or penalties have been imposed on the Company.  The Company elected to settle this matter with the Department of Justice to avoid the cost and distraction of litigation. As of July 16, 2018, putative class action lawsuits have been filed in several different federal district courts naming the Company and Knorr as defendants in connection with the allegations contained in the proposed consent decree.  The lawsuits seek unspecified damages on behalf of employees of the Company (including Faiveley Transport) and Knorr allegedly caused by the defendants’ actions.  The litigation is in its very early stages and is currently pending before a federal Multi-District Litigation panel to determine which federal district court will have jurisdiction over the matter.  The Company does not believe that it has diminished competition for talent in the marketplace and intends to contest these claims vigorously.

17. SEGMENT INFORMATION
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

Segment financial information for the three months ended June 30, 2018 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$412,258	$699,422	$—	$1,111,680
Intersegment sales/(elimination)	18,699	2,984	(21,683)	—
Total sales	$430,957	$702,406	$(21,683)	$1,111,680
Income (loss) from operations	$84,347	$57,975	$(18,799)	$123,523
Interest expense and other, net	—	—	(29,749)	(29,749)
Income (loss) from operations before income taxes	$84,347	$57,975	$(48,548)	$93,774
Segment financial information for the three months ended June 30, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$344,828	$587,425	$—	$932,253
Intersegment sales/(elimination)	10,139	6,073	(16,212)	—
Total sales	$354,967	$593,498	$(16,212)	$932,253
Income (loss) from operations	$63,165	$59,050	$(8,858)	$113,357
Interest expense and other, net	—	—	(16,628)	(16,628)
Income (loss) from operations before income taxes	$63,165	$59,050	$(25,486)	$96,729

Segment financial information for the six months ended June 30, 2018 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$791,812	$1,376,045	$—	$2,167,857
Intersegment sales/(elimination)	30,701	6,873	(37,574)	—
Total sales	$822,513	$1,382,918	$(37,574)	$2,167,857
Income (loss) from operations	$153,969	$126,059	$(25,226)	$254,802
Interest expense and other, net	—	—	(47,447)	(47,447)
Income (loss) from operations before income taxes	$153,969	$126,059	$(72,673)	$207,355

Segment financial information for the six months ended June 30, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$692,774	$1,155,513	$—	$1,848,287
Intersegment sales/(elimination)	19,226	11,759	(30,985)	—
Total sales	$712,000	$1,167,272	$(30,985)	$1,848,287
Income (loss) from operations	$134,387	$108,025	$(14,543)	$227,869
Interest expense and other, net	—	—	(31,675)	(31,675)
Income (loss) from operations before income taxes	$134,387	$108,025	$(46,218)	$196,194

Sales by product line are as follows:

	Three Months Ended June 30,
In thousands	2018	2017
Specialty Products & Electronics	$434,399	$324,798
Transit Products	282,130	253,764
Brake Products	217,574	192,557
Remanufacturing, Overhaul & Build	127,202	126,556
Other	50,375	34,578
Total sales	$1,111,680	$932,253

	Six Months Ended June 30,
In thousands	2018	2017
Specialty Products & Electronics	$820,947	$639,863
Transit Products	556,409	512,182
Brake Products	433,192	373,016
Remanufacturing, Overhaul & Build	262,900	255,616
Other	94,409	67,610
Total sales	$2,167,857	$1,848,287

18. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The obligations of the Company under the 2018 Refinancing Credit Agreement have been guaranteed by certain of the Company’s subsidiaries. Each guarantor is 100% owned by the Company. In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.
Balance Sheet for June 30, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$741	$573	$244,260	$—	$245,574
Receivables, net	95,354	72,507	1,045,373	—	1,213,234
Inventories	141,125	59,043	663,625	—	863,793
Current assets - other	1,207	651	122,428	—	124,286
Total current assets	238,427	132,774	2,075,686	—	2,446,887
Property, plant and equipment, net	47,713	25,186	482,935	—	555,834
Goodwill	25,275	283,241	2,120,075	—	2,428,591
Investment in subsidiaries	6,639,920	2,662,153	—	(9,302,073)	—
Other intangibles, net	29,915	79,792	1,064,693	—	1,174,400
Other long-term assets	21,800	(23,892)	73,986	—	71,894
Total assets	$7,003,050	$3,159,254	$5,817,375	$(9,302,073)	$6,677,606
Current liabilities	$186,353	$98,432	$1,321,683	$—	$1,606,468
Inter-company	2,272,527	(1,378,182)	(894,345)	—	—
Long-term debt	1,632,729	3	225,074	—	1,857,806
Long-term liabilities - other	54,161	20,832	263,711	—	338,704
Total liabilities	4,145,770	(1,258,915)	916,123	—	3,802,978
Shareholders' equity	2,857,280	4,418,169	4,883,904	(9,302,073)	2,857,280
Non-controlling interest	—	—	17,348	—	17,348
Total shareholders' equity	$2,857,280	$4,418,169	$4,901,252	$(9,302,073)	$2,874,628
Total Liabilities and Shareholders' Equity	$7,003,050	$3,159,254	$5,817,375	$(9,302,073)	$6,677,606

Balance Sheet for December 31, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$933	$625	$231,843	$—	$233,401
Receivables, net	77,046	59,166	1,030,575	—	1,166,787
Inventories	120,937	46,626	575,071	—	742,634
Current assets - other	1,142	563	120,586	—	122,291
Total current assets	200,058	106,980	1,958,075	—	2,265,113
Property, plant and equipment, net	52,532	26,492	494,948	—	573,972
Goodwill	25,274	283,241	2,151,588	—	2,460,103
Investment in subsidiaries	6,517,205	2,450,722	—	(8,967,927)	—
Other intangibles, net	30,575	81,037	1,092,820	—	1,204,432
Other long-term assets	17,414	(23,892)	82,838	—	76,360
Total assets	$6,843,058	$2,924,580	$5,780,269	$(8,967,927)	$6,579,980
Current liabilities	$196,827	$77,283	$1,299,220	$—	$1,573,330
Inter-company	2,121,546	(1,307,410)	(814,136)	—	—
Long-term debt	1,661,771	14	161,518	—	1,823,303
Long-term liabilities - other	54,046	20,594	280,175	—	354,815
Total liabilities	4,034,190	(1,209,519)	926,777	—	3,751,448
Shareholders' equity	2,808,868	4,134,099	4,833,828	(8,967,927)	2,808,868
Non-controlling interest	—	—	19,664	—	19,664
Total shareholders' equity	$2,808,868	$4,134,099	$4,853,492	$(8,967,927)	$2,828,532
Total Liabilities and Shareholders' Equity	$6,843,058	$2,924,580	$5,780,269	$(8,967,927)	$6,579,980
Income Statement for the Three Months Ended June 30, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$168,426	$137,966	$873,375	$(68,087)	$1,111,680
Cost of sales	(122,919)	(88,688)	(614,861)	38,755	(787,713)
Gross profit	45,507	49,278	258,514	(29,332)	323,967
Total operating expenses	(49,780)	(12,267)	(138,397)	—	(200,444)
(Loss) income from operations	(4,273)	37,011	120,117	(29,332)	123,523
Interest (expense) income, net	(31,734)	3,137	(3,323)	—	(31,920)
Other income (expense), net	483	—	1,688	—	2,171
Equity earnings (loss)	128,744	118,771	—	(247,515)	—
Pretax income (loss)	93,220	158,919	118,482	(276,847)	93,774
Income tax expense	(7,213)	—	(3,290)	—	(10,503)
Net income	86,007	158,919	115,192	(276,847)	83,271
Less: Net loss attributable to noncontrolling interest	—	—	1,145	—	1,145
Net income (loss) attributable to Wabtec shareholders	$86,007	$158,919	$116,337	$(276,847)	$84,416

Comprehensive income (loss) attributable to Wabtec shareholders	$86,231	$158,919	$(74,104)	$(276,847)	$(105,801)

Income Statement for the Three Months Ended June 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$137,708	$93,372	$728,849	$(27,676)	$932,253
Cost of sales	(100,331)	(59,637)	(518,604)	20,282	(658,290)
Gross profit	37,377	33,735	210,245	(7,394)	273,963
Total operating expenses	(33,126)	(12,741)	(114,739)	—	(160,606)
Income (loss) from operations	4,251	20,994	95,506	(7,394)	113,357
Interest (expense) income, net	(19,805)	2,690	(449)	—	(17,564)
Other income (expense), net	(8,984)	—	9,920	—	936
Equity earnings (loss)	96,963	75,715	—	(172,678)	—
Pretax income (loss)	72,425	99,399	104,977	(180,072)	96,729
Income tax expense	(401)	—	(24,168)	—	(24,569)
Net income (loss)	72,024	99,399	80,809	(180,072)	72,160
Less: Net income attributable to noncontrolling interest	—	—	(135)	—	(135)
Net income (loss) attributable to Wabtec shareholders	$72,024	$99,399	$80,674	$(180,072)	$72,025

Comprehensive income (loss) attributable to Wabtec shareholders	$72,921	$99,399	$226,877	$(180,072)	$219,125
Income Statement for the Six Months Ended June 30, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$329,727	$256,083	$1,700,594	$(118,547)	$2,167,857
Cost of sales	(241,577)	(161,678)	(1,200,588)	70,834	(1,533,009)
Gross profit (loss)	88,150	94,405	500,006	(47,713)	634,848
Total operating expenses	(85,407)	(25,941)	(268,698)	—	(380,046)
Income (loss) from operations	2,743	68,464	231,308	(47,713)	254,802
Interest (expense) income, net	(52,128)	6,079	(6,155)	—	(52,204)
Other income (expense), net	9,212	(679)	(3,776)	—	4,757
Equity earnings (loss)	235,442	210,877	—	(446,319)	—
Pretax income (loss)	195,269	284,741	221,377	(494,032)	207,355
Income tax expense	(20,895)	—	(15,732)	—	(36,627)
Net income (loss)	174,374	284,741	205,645	(494,032)	170,728
Less: Net income attributable to noncontrolling interest	—	—	2,054	—	2,054
Net income (loss) attributable to Wabtec shareholders	$174,374	$284,741	$207,699	$(494,032)	$172,782

Comprehensive income (loss) attributable to Wabtec shareholders	$174,881	$284,741	$95,983	$(494,032)	$61,573

Income Statement for the Six Months Ended June 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$282,251	$198,431	$1,424,975	$(57,370)	$1,848,287
Cost of sales	(199,263)	(123,901)	(1,025,282)	43,829	(1,304,617)
Gross profit (loss)	82,988	74,530	399,693	(13,541)	543,670
Total operating expenses	(57,592)	(25,069)	(233,140)	—	(315,801)
Income (loss) from operations	25,396	49,461	166,553	(13,541)	227,869
Interest (expense) income, net	(35,488)	5,230	(7,164)	—	(37,422)
Other income (expense), net	5,343	(229)	633	—	5,747
Equity earnings (loss)	165,229	117,246	—	(282,475)	—
Pretax income (loss)	160,480	171,708	160,022	(296,016)	196,194
Income tax expense	(14,567)	—	(37,463)	—	(52,030)
Net income (loss)	145,913	171,708	122,559	(296,016)	144,164
Less: Net income attributable to noncontrolling interest	—	—	1,750	—	1,750
Net income (loss) attributable to Wabtec shareholders	$145,913	$171,708	$124,309	$(296,016)	$145,914

Comprehensive income (loss) attributable to Wabtec shareholders	$147,668	$171,708	$317,607	$(296,016)	$340,967
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(116,378)	$72,206	$159,789	$(47,713)	$67,904
Net cash used for investing activities	(9,669)	(249)	(59,182)	—	(69,100)
Net cash provided by (used for) financing activities	125,855	(72,009)	(78,795)	47,713	22,764
Effect of changes in currency exchange rates	—	—	(9,395)	—	(9,395)
(Decrease) Increase in cash	(192)	(52)	12,417	—	12,173
Cash and cash equivalents, beginning of period	933	625	231,843	—	233,401
Cash and cash equivalents, end of period	$741	$573	$244,260	$—	$245,574
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) operating activities	$(50,070)	$65,857	$(15,949)	$(13,541)	$(13,703)
Net cash (used for) provided by investing activities	(8,670)	(1,705)	(874,254)	—	(884,629)
Net cash provided by (used for) financing activities	58,408	(62,148)	31,789	13,541	41,590
Effect of changes in currency exchange rates	—	—	42,032	—	42,032
(Decrease) Increase in cash	(332)	2,004	(816,382)	—	(814,710)
Cash, cash equivalents and restricted cash, beginning of period	2,522	1,226	1,139,484	—	1,143,232
Cash and cash equivalents, end of period	$2,190	$3,230	$323,102	$—	$328,522

19. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017
Foreign currency (loss) gain	$(2,277)	$(2,303)	$(3,309)	$(1,089)
Equity income	1,594	792	2,223	1,067
Expected return on pension assets/amortization	3,027	2,488	6,050	4,980
Other miscellaneous (income) expense	(173)	(41)	(207)	789
Total other income (expense), net	$2,171	$936	$4,757	$5,747

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global passenger transit and freight rail industries. Our highly engineered products enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 31 countries and our products can be found in more than 100 countries throughout the world. In the six months ended June 30, 2018, approximately 66% of the Company’s revenues came from customers outside the United States.
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

PROPOSED MERGER WITH GE TRANSPORTATION
On May 20, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with General Electric Company (“GE”), Transportation Systems Holdings Inc. (“SpinCo”), which is a newly formed wholly owned subsidiary of GE, and Wabtec US Rail Holdings, Inc. (“Merger Sub”), which is a newly formed wholly owned subsidiary of the Company. In addition, on May 20, 2018, GE, SpinCo, the Company and Wabtec US Rail Holdings, Inc. (“Direct Sale Purchaser”), entered into the Separation, Distribution and Sale Agreement (the “Separation Agreement”). Together, the Merger Agreement and the Separation Agreement provide for the combination of the Company and GE’s realigned transportation business (“GE Transportation”) through a modified Reverse Morris Trust transaction structure. The transactions contemplated by the Merger Agreement and the Separation Agreement (the “Transactions”) have been approved by the Boards of Directors of both the Company and GE.

In connection with the separation of GE Transportation from the remaining business of GE, GE will conduct an internal reorganization in which the assets and liabilities of GE Transportation will be segregated from the assets and liabilities of GE’s remaining business to prepare for the Transactions. Following this internal reorganization, certain assets of GE Transportation will be sold to Direct Sale Purchaser for a cash payment of $2.9 billion (the "Direct Sale"), and Direct Sale Purchaser will assume certain liabilities of GE Transportation in connection with this purchase. Thereafter, GE will transfer the remaining business and operations of GE Transportation (the “SpinCo Business”) to SpinCo and its subsidiaries (to the extent not already held by SpinCo and its subsidiaries) (the “SpinCo Transfer”), and SpinCo will issue to GE additional shares of SpinCo common stock. Following this issuance of additional SpinCo common stock to GE, GE will hold all of the outstanding SpinCo common stock.
Following the Direct Sale and the SpinCo Transfer and based on market conditions, GE will distribute certain of the shares of SpinCo’s common stock to GE’s stockholders by way of a spin-off or a split-off transaction (the “Distribution”), as determined in GE’s discretion.
In a spin-off, all GE stockholders would receive a pro rata number of shares of SpinCo common stock. In a split-off, GE would offer its stockholders the option to exchange all or a portion of their shares of GE common stock for shares of SpinCo common stock in an exchange offer, resulting in a reduction in GE’s outstanding shares. If the exchange offer is undertaken and consummated but the exchange offer is not fully subscribed because less than all shares of SpinCo common stock available for distribution by GE are exchanged, the remaining shares of SpinCo common stock available for distribution by GE would be distributed on a pro rata basis to GE stockholders whose shares of GE common stock remain outstanding after the consummation of the exchange offer.
Immediately after the Distribution and on the closing date of the merger, Merger Sub will merge with and into SpinCo, whereby the separate corporate existence of Merger Sub will cease and SpinCo will continue as the surviving company and a wholly owned subsidiary of the Company. In the Merger, subject to adjustment in accordance with the Merger Agreement, each share of SpinCo common stock will be converted into the right to receive a number of shares of the Company’s common stock based on the exchange ratio set forth in the Merger Agreement.
Immediately after the consummation of the Merger, 50.1% of the outstanding shares of the Company’s common stock on a fully diluted basis will be held collectively by GE and pre-Merger holders of GE common stock (with approximately 9.9% of the outstanding shares of the Company’s common stock expected to be held by GE) and 49.9% of the outstanding shares of the Company’s common stock on a fully diluted basis will be held by pre-Merger stockholders of the Company. Pursuant to certain agreements to be entered into in connection with the Transactions, GE will be obligated to sell a number of its shares of the Company’s common stock within two years of the date of the Distribution and, subject to limited exceptions, to sell all of its shares of the Company’s common stock within three years of the closing date of the Merger.
Subject to adjustment under certain circumstances as set forth in the Merger Agreement, the Company will issue the requisite shares of the Company’s common stock in the Merger. Based upon the reported closing sale price of $103.85 per share for the Company’s common stock on the NYSE on July 18, 2018, the total value of the shares of the Company’s common stock to be issued by the Company in the merger would be approximately $10,184 million and the cash to be received by GE in the transactions, including in respect of the Direct Sale, would be approximately $3,370 million. The actual value of the Company’s common stock to be issued in the Merger will depend on the market price of shares of the Company’s common stock at the time of the Merger.
After the Merger, the Company will own and operate the SpinCo Business and the assets acquired in the Direct Sale. It is anticipated that SpinCo, which will be the Company’s wholly owned subsidiary, will hold the SpinCo Business and Direct Sale Purchaser, which will also be the Company’s wholly owned subsidiary, will hold the assets purchased and the liabilities assumed in connection with the Direct Sale. Together, SpinCo and Direct Sale Purchaser will own and operate post-Transaction GE Transportation. The Company will also continue its current businesses. All shares of the Company’s common stock, including those issued in the Merger, will be listed on the NYSE under the Company’s current trading symbol “WAB.”
On the date of the Distribution, GE or its subsidiaries and SpinCo or the subsidiaries of GE that GE will contribute to SpinCo pursuant to the Separation Agreement will enter into additional agreements relating to, among other things, intellectual property, employee matters, tax matters, research and development, co-location services and transition services.
The value of the total consideration to be delivered by the Company in the Transactions would be approximately $13.5 billion based on the Company’s reported closing stock price on the NYSE on July 18, 2018; however, the final purchase price will depend on the market price of shares of the Company’s common stock at the time of the Merger. The transaction is expected to close by early 2019, subject to customary closing conditions, including certain approvals by the Company’s shareholders and regulatory approvals.

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

RESULTS OF OPERATIONS
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Net sales	$1,111,680	$932,253	$2,167,857	$1,848,287
Cost of sales	(787,713)	(658,290)	(1,533,009)	(1,304,617)
Gross profit	323,967	273,963	634,848	543,670
Selling, general and administrative expenses	(171,157)	(127,918)	(318,358)	(250,605)
Engineering expenses	(19,388)	(23,338)	(41,437)	(46,802)
Amortization expense	(9,899)	(9,350)	(20,251)	(18,394)
Total operating expenses	(200,444)	(160,606)	(380,046)	(315,801)
Income from operations	123,523	113,357	254,802	227,869
Interest expense, net	(31,920)	(17,564)	(52,204)	(37,422)
Other income (expense), net	2,171	936	4,757	5,747
Income from operations before income taxes	93,774	96,729	207,355	196,194
Income tax expense	(10,503)	(24,569)	(36,627)	(52,030)
Net income	83,271	72,160	170,728	144,164
Less: Net loss (gain) attributable to noncontrolling interest	1,145	(135)	2,054	1,750
Net income attributable to Wabtec shareholders	$84,416	$72,025	$172,782	$145,914
SECOND QUARTER 2018 COMPARED TO SECOND QUARTER 2017
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
In thousands	2018	2017	Percent Change
Freight Segment Sales	$412,258	$344,828	19.6%
Transit Segment Sales	699,422	587,425	19.1%
Net sales	1,111,680	932,253	19.2%
Income from operations	123,523	113,357	9.0%
Net income attributable to Wabtec shareholders	84,416	72,025	17.2%
The following table shows the major components of the change in sales in the second quarter of 2018 from the second quarter of 2017:

In thousands	Freight Segment	Transit Segment	Total
Second Quarter 2017 Net Sales	$344,828	$587,425	$932,253
Acquisitions	11,116	28,127	39,243
Change in Sales by Product Line:
Specialty Products & Electronics	38,952	27,310	66,262
Brake Products	9,034	14,789	23,823
Transit Products	—	7,240	7,240
Remanufacturing, Overhaul & Build	(7,831)	1,280	(6,551)
Other	13,909	454	14,363
Foreign exchange	2,250	32,797	35,047
Second Quarter 2018 Net Sales	$412,258	$699,422	$1,111,680

Net sales for the three months ended June 30, 2018 increased by $179.4 million, or 19.2%, to $1,111.7 million. The increase is primarily due to an organic increase of $66.3 million for Specialty Products and Electronics from higher demand for freight and transit original equipment rail products and train control and signaling products and services, a $23.8 million increase for Brake Products due to higher demand for both freight and transit original equipment brakes, and a $14.4 million organic increase for Other Products due to increased spare parts demand resulting from an increase in freight rail traffic. Additionally, sales from acquisitions increased sales by $39.2 million and favorable foreign exchange increased sales by $35.0 million.
Freight Segment sales increased by $67.4 million, or 19.6%, mostly from an organic increase of $39.0 million for Specialty Products and Electronics due to higher demand for freight original equipment rail products and train control and signaling products and services. Additionally, Other Products sales increased $13.9 million from increased spare parts demand resulting from an increase in rail traffic, and sales from acquisitions increased sales $11.1 million. These gains were partially offset by a decrease of $7.8 million for Remanufacturing, Overhaul & Build sales primarily due to the timing of project completion on locomotive rebuild contracts. Favorable foreign exchange rates increased sales by $2.3 million.
Transit Segment sales increased by $112.0 million, or 19.1%, primarily due to favorable foreign exchange rates of $32.8 million, $28.1 million from sales related to acquisitions, and $27.3 million for Specialty Products and Electronics from increased demand for transit original equipment rail products and train control and signaling products and services. Additionally, Brake Product sales increased $14.8 million due to increased demand for original equipment brakes for transit customers.
Cost of Sales The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended June 30, 2018
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$146,657	35.6%	$286,405	40.9%	$433,062	39.0%
Labor	61,001	14.8%	127,893	18.3%	188,894	17.0%
Overhead	64,328	15.6%	81,347	11.6%	145,675	13.1%
Other/Warranty	3,298	0.8%	16,784	2.4%	20,082	1.8%
Total cost of sales	$275,284	66.8%	$512,429	73.2%	$787,713	70.9%

	Three Months Ended June 30, 2017
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$127,373	36.9%	$247,737	42.2%	$375,110	40.2%
Labor	53,220	15.4%	83,435	14.2%	136,655	14.7%
Overhead	52,504	15.2%	79,037	13.5%	131,541	14.1%
Other/Warranty	2,515	0.7%	12,469	2.1%	14,984	1.6%
Total cost of sales	$235,612	68.2%	$422,678	72.0%	$658,290	70.6%
Cost of sales increased by $129.4 million to $787.7 million in the second quarter of 2018 compared to $658.3 million in the same period of 2017. In the second quarter of 2018, cost of sales as a percentage of sales was 70.9% compared to 70.6% in the same period of 2017. The increase is primarily related to higher labor costs on transit overhaul contracts in the UK, partially offset by favorable product mix in freight.
Freight Segment cost of sales decreased 1.4% as a percentage of sales to 66.8% in 2018 compared to 68.2% for the same period in 2017. The decrease is primarily related to increased sales for train control and signaling products and services which resulted in a more favorable product sales mix.
Transit Segment cost of sales increased 1.2% as a percentage of sales to approximately 73.2% in the second quarter of 2018 from 72.0% for the same period of 2017. The increase is primarily related to lower margin overhaul contracts in the UK which have a higher labor content.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $15.8 million in the second quarter of 2018 compared to $10.2 million in the second quarter of 2017. The increase in warranty expense is primarily related to the increase in sales.
Operating expenses The following table shows our operating expenses for the periods indicated:

	Three Months Ended June 30,
In thousands	2018	Percentage of Sales	2017	Percentage of Sales
Selling, general and administrative expenses	$171,157	15.4%	$127,918	13.7%
Engineering expenses	19,388	1.7%	23,338	2.5%
Amortization expense	9,899	0.9%	9,350	1.0%
Total operating expenses	$200,444	18.0%	$160,606	17.2%
Total operating expenses as a percentage of sales increased 0.8% to 18.0% in 2018 compared to 17.2% for the same period in 2017. Selling, general, and administrative expenses increased $43.2 million, or 33.8%, primarily due to $9.2 million of costs related to the proposed GE Transportation transaction, $2.8 million of restructuring costs, $4.0 million of costs related to a goods and service tax law change in India, $5.0 million in incremental expense from acquisitions, changes in foreign currency rates of $4.7 million, $5.3 million in additional employee benefit costs, and the remaining from organic sales increases. In the same period of 2017, selling, general, and administrative expenses included $7.9 million of Faiveley Transport transaction and restructuring costs. Engineering expense decreased by $4.0 million, or 16.9%, due to timing of research and development expenses. Amortization expense increased $0.5 million due to amortization of intangibles associated with new acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Three Months Ended June 30,
In thousands	2018	2017	Percent Change
Freight Segment	$52,627	$46,053	14.3%
Transit Segment	129,018	105,695	22.1%
Corporate	18,799	8,858	112.2%
Total operating expenses	200,444	160,606	24.8%
Freight Segment operating expenses increased $6.6 million, or 14.3%, in 2018 but decreased 60 basis points to 12.8% of sales. The increase is primarily attributable to increased sales volumes while the improvement against sales is due to improved margin performance from a favorable sales mix.
Transit Segment operating expenses increased $23.3 million, or 22.1%, in 2018 and increased 40 basis points to 18.4% of sales. The increase in expense is primarily attributable to increased sales volumes, changes in foreign currency rates of $4.6 million, $4.0 million of costs related to a goods and service tax law change in India, $3.2 million of incremental operating expenses from acquisitions, and $2.8 million of restructuring charges. In the same period of 2017, the transit segment costs included $5.6 million of Faiveley Transport transaction and restructuring charges.
Corporate non-allocated operating expenses increased $9.9 million in the six months ended June 30, 2018 primarily due to costs related to the proposed GE Transportation transaction.
Interest expense, net Interest expense, net, increased $14.4 million in 2018 because of financing costs associated with the proposed GE Transportation transaction. In addition, net interest expense in the prior year included a $2.2 million benefit related to the prepayment of debt assumed in the Faiveley Transport acquisition.
Other income (expense), net Other income/(expense), net, totaled $2.2 million of income in 2018 compared to $0.9 million of income in 2017 primarily due to investment returns on pension assets recognized, offset by foreign currency losses in the current year.
Income taxes The effective income tax rate was 11.2% and 25.4% for the second quarter of 2018 and 2017, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The

U.S. tax reform bill lowered the Federal statutory tax rate from 35% to 21% beginning January 1, 2018. The decrease in the effective rate for the three months ended June 30, 2018 is mostly the result of a $13.0 million benefit recorded in the second quarter of 2018 in order to revise estimates of the impact of the Tax Act on the Transition Tax on unrepatriated earnings and the deductibility of certain executive compensation.
FIRST SIX MONTHS OF 2018 COMPARED TO FIRST SIX MONTHS OF 2017
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
In thousands	2018	2017		Percent Change
Freight Segment Sales	$791,812	$692,774		14.3%
Transit Segment Sales	1,376,045	1,155,513		19.1%
Net sales	2,167,857	1,848,287		17.3%
Income from operations	254,802	227,869		11.8%
Net income attributable to Wabtec shareholders	$172,610	$145,914	184,648	18.3%
The following table shows the major components of the change in sales for the six months ended June 30, 2018 from the six months ended June 30, 2017:

In thousands	Freight Segment	Transit Segment	Total
First Six Months of 2016 Net Sales	$692,774	$1,155,513	$1,848,287
Acquisitions	33,742	40,458	74,200
Change in Sales by Product Line:
Specialty Products & Electronics	44,287	51,739	96,026
Brake Products	8,370	28,185	36,555
Transit Products	—	1,525	1,525
Remanufacturing, Overhaul & Build	(16,665)	3,280	(13,385)
Other	20,711	94	20,805
Foreign exchange	8,593	95,251	103,844
First Six Months of 2017 Net Sales	$791,812	$1,376,045	$2,167,857
Net sales for the six months ended June 30, 2018 increased by $319.6 million, or 17.3%, to $2,167.9 million from $1,848.3 million. The increase is primarily due to an organic increase of $96.0 million for Specialty Products and Electronics because of higher demand for freight and transit original equipment rail products and train control and signaling products and services, a $36.6 million increase for Brake Products due to higher demand for both freight and transit original equipment brakes, and a $20.8 million organic increase for Other Products mostly from increased spare parts demand resulting from an increase in freight rail traffic. Additionally, sales from acquisitions increased sales $74.2 million and favorable foreign exchange rates increased sales by $103.8 million.
Freight Segment sales increased by $99.0 million, or 14.3%, primarily due to an increase of $44.3 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products and train control and signaling products and services, and a $20.7 million organic increase for Other Products mostly from increased spare parts demand resulting from an increase in freight rail traffic. Acquisitions increased sales $33.7 million and favorable foreign exchange rates increased sales by $8.6 million.
Transit Segment sales increased by $220.5 million, or 19.1%, primarily due to favorable foreign exchange rates of $95.3 million. Additionally, this total increase was aided by organic growth of $51.7 million for Specialty Products and Electronics because of higher demand for train control and signaling products and services and a $28.2 million organic increase in Brake Products due to higher demand for original equipment transit brakes. Acquisitions increased sales by $40.5 million.

Cost of Sales The following table shows the major components of cost of sales for the periods indicated:

	Six Months Ended June 30, 2018
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$290,675	36.7%	$567,782	41.3%	$858,457	39.6%
Labor	113,893	14.4%	235,977	17.1%	349,870	16.1%
Overhead	122,036	15.4%	166,595	12.1%	288,631	13.3%
Other/Warranty	5,659	0.7%	30,392	2.2%	36,051	1.7%
Total cost of sales	$532,263	67.2%	$1,000,746	72.7%	$1,533,009	70.7%

	Six Months Ended June 30, 2017
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$265,771	38.4%	$494,846	42.8%	$760,617	41.2%
Labor	92,205	13.3%	159,572	13.8%	251,777	13.6%
Overhead	109,791	15.8%	160,371	13.9%	270,162	14.6%
Other/Warranty	1,607	0.2%	20,454	1.8%	22,061	1.2%
Total cost of sales	$469,374	67.7%	$835,243	72.3%	$1,304,617	70.6%
Cost of Sales increased by $228.4 million to $1,533.0 million in the six months ended June 30, 2018 compared to $1,304.6 million in the same period of 2017. For the six months ended June 30, 2018, cost of sales as a percentage of sales was 70.7% compared to 70.6% in the same period of 2017.  The increase as a percentage of sales is due to higher labor costs on transit overhaul contracts in the UK, partially offset by favorable product sales mix in freight.
Freight Segment cost of sales decreased 0.5% as a percentage of sales to 67.2% for the six months ended June 30, 2018 compared to 67.7% for the same period in 2017. The decrease is primarily related to increased sales for train control and signaling products and services which resulted in a more favorable product sales mix.
Transit Segment cost of sales increased 0.4% as a percentage of sales to 72.7% for the six months ended June 30, 2018 from 72.3% for the same period of 2017. The increase is primarily due to higher labor costs on overhaul contracts in the UK which have a higher labor content.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $27.5 million in the six months ended June 30, 2018 compared to $16.0 million in the six months ended June 30, 2017. The increase in warranty expense is primarily related to the increase in sales.
Operating expenses The following table shows our operating expenses for the periods indicated:

	Six Months Ended June 30,
In thousands	2018	Percentage of Sales	2017	Percentage of Sales
Selling, general and administrative expenses	$318,358	14.7%	$250,605	13.6%
Engineering expenses	41,437	1.9%	46,802	2.5%
Amortization expense	20,251	0.9%	18,394	1.0%
Total operating expenses	$380,046	17.5%	$315,801	17.1%
Total operating expenses were 17.5% and 17.1% of sales for the six months of 2018 and 2017, respectively.  Selling, general, and administrative expenses increased $67.8 million, or 27.1%, primarily due to $9.2 million of costs related to the proposed GE Transportation transaction, $3.3 million of restructuring costs, $4.0 million of cost related to a goods and service tax law change in India, $6.4 million of increased employee benefit costs, changes in foreign currency rates of $13.1 million, $10.0 million in incremental expense from acquisitions, and additional costs associated with higher organic sales volumes. In the same period of 2017, selling, general, and administrative expenses included $14.5 million of Faiveley Transport transaction and restructuring costs. Engineering expense decreased by $5.4 million, or 11.5%, primarily due to timing of research and development expenses. Amortization expense increased $1.9 million due to amortization of intangibles associated with acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Six Months Ended June 30,
In thousands	2018	2017	Percent Change
Freight Segment	$105,579	$89,013	18.6%
Transit Segment	249,241	212,245	17.4%
Corporate	25,226	14,543	73.5%
Total operating expenses	$380,046	$315,801	20.3%
Freight Segment operating expenses increased $16.6 million, or 18.6%, in the six months ended June 30, 2018 and increased 50 basis points to 13.3% of sales. The increase is primarily attributable to increased sales volumes and $6.6 million of incremental operating expenses from acquisitions.
Transit Segment operating expenses increased $37.0 million, or 17.4%, in the six months ended June 30, 2018 but decreased 30 basis points to 18.1% of sales. The increase is primarily attributable to increased sales volumes, $12.6 million due to foreign exchange, $5.4 million of incremental operating expenses, $4.0 million of cost due to a goods and service tax law change in India, and $2.8 million of restructuring costs. In the same period of 2017, the transit segment included $7.6 million of Faiveley Transport transaction and restructuring expenses.
Corporate non-allocated operating expenses increased $10.7 million in the six months ended June 30, 2018 primarily due to the proposed GE Transportation transaction.
Interest expense, net Interest expense, net, increased $14.8 million in the six months ended June 30, 2018 because of financing costs associated with the proposed GE Transportation transaction. In addition, net interest expense in the prior year included a $2.2 million benefit related to the prepayment of debt assumed in the Faiveley Transport acquisition.
Other income (expense), net Other income/(expense), net, totaled $4.8 million in the six months ended June 30, 2018, compared to $5.7 million for the comparable period in 2017, primarily due to investment returns on pension assets recognized, offset by foreign currency losses.
Income taxes The effective income tax rate was 17.7% and 26.5% for the six months ended June 30, 2018 and 2017, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The U.S. tax reform bill lowered the Federal statutory tax rate from 35% to 21% beginning January 1, 2018. The decrease in the effective rate for the six months ended June 30, 2018 is mostly the result of a $13.0 million benefit recorded in the second quarter of 2018 in order to revise estimates of the impact of the Tax Act on the Transition Tax on unrepatriated earnings and the deductibility of certain executive compensation.
Liquidity and Capital Resources
Liquidity is provided by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Six Months Ended June 30,
In thousands	2018	2017
Cash provided by (used for):
Operating activities	$67,904	$(13,703)
Investing activities	(69,100)	(884,629)
Financing activities	22,764	41,590
Increase/(decrease) in cash	$12,173	$(814,710)

Operating activities In the first six months of 2018, cash provided by operations was $67.9 million. In the first six months of 2017, cash used for operations was $13.7 million. Cash provided by operations in 2018 increased due to favorable year over year working capital performance and higher net income of $26.6 million. The major components of working capital were as follows: a favorable change in accounts payable of $135.2 million due to the timing of payments to suppliers, a favorable change of $12.5 million in other assets and liabilities primarily due to reduced payments related to contract liabilities, accrued expenses, and a decrease in cash payments related to Faiveley Transport acquisition costs during the first six months of 2017, and a favorable change in accounts receivable due to better collections from customers of $6.6 million. These favorable changes were partially offset by an unfavorable change in accrued liabilities and customer deposits of $59.4 million primarily due to the timing of cash receipts from customers for long term projects, and an unfavorable change in inventory of $67.7 million due to efforts to ramp up production in anticipation of higher demand in 2018.
Investing activities In the first six months of 2018 and 2017, cash used for investing activities was $69.1 million and $884.6 million, respectively. The major components of the cash outflow in 2018 were $38.3 million in net cash paid for acquisitions and $39.7 million in additions to property, plant and equipment for investments in our facilities and manufacturing processes. This compares to $846.7 million in net cash paid for acquisitions and $38.4 million in property, plant, and equipment for investments in the first six months of 2017. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first six months of 2018, cash provided by financing activities was $22.8 million which included $591.9 million in proceeds from the revolving credit facility, $546.4 million in repayments of debt and $23.1 million of dividend payments. In the first six months of 2017, cash provided by financing activities was $41.6 million, which included $745.0 million in proceeds from the revolving credit facility, $680.1 million in repayments of debt on the revolving credit facility, $19.2 million of dividend payments, and $6.8 million related to payment of income tax withholding on share-based compensation.
2018 Refinancing Credit Agreement
On June 8, 2018, the Company entered into a credit agreement (the “2018 Refinancing Credit Agreement”), which replaced the Company’s then-existing “2016 Refinancing Credit Agreement.” As part of the 2018 Refinancing Credit Agreement, the Company entered into (i) a $1.2 billion revolving credit facility (the “Revolving Credit Facility”), which replaced the Company’s revolving credit facility under the 2016 Refinancing Credit Agreement, and includes a letter of credit sub-facility of up to $450.0 million and a swing line sub-facility of $75.0 million, (ii) a $350.0 million term loan (the “Refinancing Term Loan”), which refinanced the term loan under the 2016 Refinancing Credit Agreement, and (iii) a new $400.0 million delayed draw term loan (the “Delayed Draw Term Loan”). The 2018 Refinancing Credit Agreement also provides for a bridge loan facility (the “Bridge Loan Facility”) in an amount not to exceed $2.5 billion, such facility to become effective at the Company’s request. Commitments in respect of the Bridge Loan Facility will be reduced by any alternative financing (including any other loans or any long-term notes) that the Company arranges prior to the Direct Sale, subject to customary exceptions. In addition, the 2018 Refinancing Credit Agreement contains an uncommitted accordion feature allowing the Company to request, in an aggregate amount not to exceed $600.0 million, increases to the borrowing commitments under the Revolving Credit Facility or a new incremental term loan commitment. At June 30, 2018, the Company had available bank borrowing capacity, net of $33.6 million of letters of credit, of approximately $647.9 million subject to certain financial covenant restrictions.
The Revolving Credit Facility matures on June 8, 2023 and is unsecured. The Refinancing Term Loan matures on June 8, 2021 and is unsecured. The Delayed Draw Term Loan matures on the third anniversary of the date on which it is borrowed and is unsecured. The Bridge Loan Facility, if used, will mature on the date set forth in the definitive documentation for the Bridge Loan Facility and is unsecured. The applicable interest rate for borrowings under the 2018 Refinancing Credit Agreement includes interest rate spreads based on the lower of the pricing corresponding to (i) the Company’s ratio of total debt (less unrestricted cash up to $300.0 million) to EBITDA (“Leverage Ratio”) or (ii) the Company’s public rating, in each case that range between 1.000% and 1.875% for LIBOR/CDOR-based borrowings and 0.000% and 0.875% for Alternate Base Rate based borrowings. The obligations of the Company under the 2018 Refinancing Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
The 2018 Refinancing Credit Agreement contains customary representations and warranties by the Company and its subsidiaries, including customary use of materiality, material adverse effect, and knowledge qualifiers. The Company and its subsidiaries are also subject to (i) customary affirmative covenants that impose certain reporting obligations on the Company and its subsidiaries and (ii) customary negative covenants, including limitations on: indebtedness; liens; restricted payments; fundamental changes; business activities; transactions with affiliates; restrictive agreements; changes in fiscal year; and use of proceeds. In addition, the Company is required to maintain (i) an Interest Coverage ratio of at least 3.00 to 1.00 over each period of four consecutive fiscal quarters ending on the last day of a fiscal quarter and (ii) a Leverage Ratio, calculated as of the last day of a fiscal quarter for a period of four consecutive fiscal quarters, of 3.25 to 1.00 or less; provided that, in the event the Company completes the Direct Sale and the Merger or any other material acquisition in which the cash consideration paid exceeds $500.0 million, the maximum Leverage Ratio permitted will be (x) 3.75 to 1.00 at the end of the fiscal quarter in which such acquisition is consummated and each of the three fiscal quarters immediately following such fiscal quarter and (y) 3.50 to 1.00 at the end of each of the fourth and fifth full fiscal quarters after the consummation of such acquisition. The Company is in compliance with the restrictions and covenants of the 2018 Refinancing Credit Agreement and does not expect that these measurements will limit the Company in executing its operating activities.
At June 30, 2018, the weighted average interest rate on the Company’s variable rate debt was 3.03%.  On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for this agreement, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with excellent credit ratings and history of performance.  The Company currently believes the risk of nonperformance is negligible.
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended and restated its then existing revolving credit facility with a consortium of commercial banks. The “2016 Refinancing Credit Agreement” provided the Company with a $1.2 billion, five years revolving credit facility and a $400.0 million delayed draw term loan (the “Term Loan”). The Company incurred approximately $3.3 million of deferred financing costs related to the 2016 Refinancing Credit Agreement. The 2016 Refinancing Credit Agreement borrowings bore variable interest rates indexed as described below.
The Term Loan was initially drawn on November 25, 2016. The Company incurred a 10 basis point commitment fee from June 22, 2016 until the initial draw.
Under the 2016 Refinancing Credit Agreement, the Company could elect a Base Rate of interest for U.S. Dollar denominated loans or, for certain currencies, an interest rate based on the London Interbank Offered Rate (“LIBOR”) of interest, or other rates appropriate for such currencies (in any case, “the Alternate Rate”). The Base Rate adjusted on a daily basis and was the greater of the Federal Funds Effective Rate plus 0.5% per annum, the PNC, N.A. prime rate or the Daily LIBOR Rate plus 100 basis points, plus a margin that ranges from 0 to 75 basis points. The Alternate Rate was based on the quoted rates specific to the applicable currency, plus a margin that ranges from 75 to 175 basis points. Both the Base Rate and Alternate Rate margins were dependent on the Company’s consolidated total indebtedness to EBITDA ratios. The initial Base Rate margin was 0 basis points and the Alternate Rate margin was 175 basis points.
Faiveley Transport Tender Offer
On November 30, 2016, the Company acquired majority ownership of Faiveley Transport under the terms of the Share Purchase Agreement. The transaction was structured as a set acquisition as follows:

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
Company Stock Repurchase Plan
On February 8, 2016, the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $33.3 million remained. During the first six months of 2018, the Company did not repurchase any shares, leaving $137.8 million remaining under the authorization. The Company intends to purchase shares on the open market or in negotiated block trades from time to time depending on market conditions. No time limit was set for the completion of the programs which conforms to the requirements under the 2016 and 2018 Refinancing Credit Agreements, as well as the senior notes currently outstanding.
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
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 39% and 38% of total long-term debt at June 30, 2018 and December 31, 2017, respectively. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 7 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first six months of 2018, approximately 34% of Wabtec’s net sales were to customers in the United States, 9% in the United Kingdom, 6% in Canada, 6% in France, 6% in Germany, 5% in Italy, 5% in Mexico, 4% in India, 4% in China, 4% in Australia, and 17% in other international locations. To reduce the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2018. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Except as described below, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven patents owned by Siemens, all of which relate to Positive Train Control technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company’s Positive Train Control Products. The Company has filed Answers, and asserted counterclaims, in response to Siemens’ complaints. The US Patent & Trademark Office has granted Inter-Parties Review proceedings on ten (10) of the patents asserted by Siemens to assess their validity; the hearings began in April 2018 and continue through November 2018. On, July 19, 2018, Siemens moved to amend its pleadings to add claims alleging violations of federal antitrust and state trade practices laws. Additionally, Wabtec’s counterclaim alleging that Siemens has violated three (3) of Wabtec’s patents has been severed from the initial case and is now a separate case pending in federal district court in Delaware. Wabtec has filed a motion to obtain a preliminary injunction against Siemens in that case and a hearing is scheduled for August 1, 2018.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“Denver Transit”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed; Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, Denver Transit alleged that total damages were $36.8 million through July 31, 2017, and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. Denver Transit has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC; Xorail has denied Denver Transit's assertions. Denver Transit has also notified RTD that Denver Transit considers the constant warning approval requirements imposed by FRA and/or PUC to be a change in law, for which neither Denver Transit nor its subcontractors (including Xorail) would be liable. Xorail has worked with Denver Transit to modify its system to meet the FRA's and PUC's previously undefined approval requirements. On September 28, 2017, the FRA granted a 5 year approval of the modified wireless crossing system as currently implemented. On March 28, 2018, the PUC granted its approval of the modified wireless crossing system as currently implemented, consistent with the approval previously granted by the FRA. Denver Transit's process of certifying the crossings and eliminating the use of flaggers is proceeding and is expected to be completed during the third quarter of 2018. No formal claim has been filed against Xorail by Denver Transit. It is Xorail's understanding that Denver Transit and RTD have entered into a non-binding arbitration proceeding concerning, among other things, the flagger costs, and that proceeding is expected to be concluded by the end of 2018.
On April 3, 2018 the United States Department of Justice entered into a proposed consent decree resolving allegations that the Company and Knorr-Bremse AG had maintained unlawful agreements not to compete for each other’s employees.  The allegations also related to Faiveley Transport S.A. before it was acquired by the Company in November 2016.  The proposed consent decree is pending review and approval by the U.S. District Court for the District of Columbia.  No monetary fines or penalties have been imposed on the Company.  The Company elected to settle this matter with the Department of Justice to avoid the cost and distraction of litigation. As of July 16, 2018, putative class action lawsuits have been filed in several different federal district courts naming the Company and Knorr as defendants in connection with the allegations contained in the proposed consent decree.  The lawsuits seek unspecified damages on behalf of employees of the Company (including Faiveley Transport) and Knorr allegedly caused by the defendants’ actions.  The litigation is in its very early stages and is currently pending before a federal Multi-District Litigation panel to determine which federal district court will have jurisdiction over the matter.  The Company does not believe that it has diminished competition for talent in the marketplace and intends to contest these claims vigorously.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2018:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 2018	—	—	—	$137,824
May 2018	—	$—	—	$137,824
June 2018	—	$—	—	$137,824
Total quarter ended June 30, 2018	—	$—	—	$137,824

(1)
On February 9, 2016, the Board of Directors amended its stock repurchase authorization to $350.0 million of the Company’s outstanding shares. No time limit was set for the completion of the programs which conforms to the requirements under the 2016 and 2018 Refinancing Credit Agreements, as well as the senior notes currently outstanding.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable

Item 6.	EXHIBITS
The following exhibits are being filed with this report:

2.7*
Agreement and Plan of Merger, dated May 20, 2018, among Westinghouse Air Brake Technologies Corporation, General Electric Company, Transportation Systems Holdings Inc., and Wabtec US Rail Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 24, 2018).

2.8*
Separation, Distribution and Sale Agreement, dated May 20, 2018, among Westinghouse Air Brake Technologies Corporation, General Electric Company, Transportation Systems Holdings Inc., and Wabtec US Rail, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on May 24, 2018).

2.9
Voting and Support Agreement, dated May 20, 2018, among General Electric Company and each of the persons listed on Schedule 1 thereto. (incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on May 24, 2018).

2.10
Form of Shareholders Agreement between General Electric Company and Westinghouse Air Brake Technologies Corporation. (incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on May 24, 2018).

2.11
Form of Tax Matters Agreement among General Electric Company, Transportation Systems Holdings Inc., Westinghouse Air Brake Technologies Corporation and Wabtec US Rail, Inc. (incorporated herein by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K filed on May 24, 2018).

2.12
Form of Employee Matters Agreement among General Electric Company, Transportation Systems Holdings Inc., Westinghouse Air Brake Technologies Corporation and Wabtec US Rail, Inc. (incorporated herein by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K filed on May 24, 2018).

4.10
Seventh Supplemental Indenture, dated June 8, 2018, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee

4.11
Eighth Supplemental Indenture, dated June 29, 2018, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee

10.19
Credit Agreement, dated as of June 8, 2018, by and among Westinghouse Air Brake Technologies Corporation, Wabtec Coöperatief U.A. and the other borrowing subsidiaries party thereto, the lenders party thereto and PNC Bank, National Association, as Administrative Agent, Goldman Sachs Bank USA, HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Bank USA and PLC Capital Markets LLC, as Syndication Agents, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as Documentation Agents.

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

* Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Wabtec hereby undertakes to furnish supplementally, copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	July 31, 2018