Form 10-Q
period 2018-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2018-10-30
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2018
Common Stock, $.01 par value per share	96,614,946

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
September 30, 2018
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In thousands, except shares and par value	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$411,381	$233,401
Restricted cash	1,724,000	—
Accounts receivable	851,244	800,619
Unbilled accounts receivable	389,277	366,168
Inventories	866,205	742,634
Other current assets	111,441	122,291
Total current assets	4,353,548	2,265,113
Property, plant and equipment	1,026,184	1,026,046
Accumulated depreciation	(468,761)	(452,074)
Property, plant and equipment, net	557,423	573,972
Other Assets
Goodwill	2,412,554	2,460,103
Other intangibles, net	1,157,424	1,204,432
Other noncurrent assets	72,277	76,360
Total other assets	3,642,255	3,740,895
Total Assets	$8,553,226	$6,579,980

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$557,449	$552,525
Customer deposits	374,104	369,716
Accrued compensation	165,190	164,210
Accrued warranty	136,449	137,542
Current portion of long-term debt	47,038	47,225
Other accrued liabilities	250,063	302,112
Total current liabilities	1,530,293	1,573,330
Long-term debt	3,818,061	1,823,303
Reserve for postretirement and pension benefits	95,310	103,734
Deferred income taxes	153,549	175,902
Accrued warranty	18,104	15,521
Other long-term liabilities	27,557	59,658
Total liabilities	5,642,874	3,751,448
Commitments and contingent liabilities (Note 16)
Equity
Preferred stock, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized:
132,349,534 shares issued and 96,606,946 and 96,034,352 outstanding
at September 30, 2018 and December 31, 2017, respectively	1,323	1,323
Additional paid-in capital	916,768	906,616
Treasury stock, at cost, 35,742,588 and 36,315,182 shares,
at September 30, 2018 and December 31, 2017, respectively	(816,327)	(827,379)
Retained earnings	2,999,139	2,773,300
Accumulated other comprehensive loss	(205,733)	(44,992)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	2,895,170	2,808,868
Non-controlling interest	15,182	19,664
Total equity	2,910,352	2,828,532
Total Liabilities and Equity	$8,553,226	$6,579,980
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2018	2017	2018	2017

Net sales	$1,077,814	$957,931	$3,245,671	$2,806,218
Cost of sales	(775,802)	(704,728)	(2,308,811)	(2,009,345)
Gross profit	302,012	253,203	936,860	796,873
Selling, general and administrative expenses	(146,839)	(118,183)	(465,197)	(368,788)
Engineering expenses	(20,132)	(24,709)	(61,569)	(71,511)
Amortization expense	(9,862)	(8,645)	(30,113)	(27,039)
Total operating expenses	(176,833)	(151,537)	(556,879)	(467,338)
Income from operations	125,179	101,666	379,981	329,535
Other income and expenses
Interest expense, net	(23,713)	(20,038)	(75,917)	(57,460)
Other income (expense), net	1,201	(443)	5,958	5,304
Income from operations before income taxes	102,667	81,185	310,022	277,379
Income tax expense	(16,598)	(12,746)	(53,225)	(64,776)
Net income	86,069	68,439	256,797	212,603
Less: Net loss (gain) attributable to noncontrolling interest	1,670	(1,040)	3,724	710
Net income attributable to Wabtec shareholders	$87,739	$67,399	$260,521	$213,313

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.91	$0.70	$2.71	$2.23
Diluted
Net income attributable to Wabtec shareholders	$0.91	$0.70	$2.70	$2.22

Weighted average shares outstanding
Basic	96,208	95,709	95,935	95,163
Diluted	96,637	96,316	96,436	95,808

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017

Net income attributable to Wabtec shareholders	$87,739	$67,399	$260,521	$213,313
Foreign currency translation (loss) gain	(44,253)	82,905	(159,064)	277,984
Unrealized (loss) gain on derivative contracts	(82)	15,021	(5,583)	18,400
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	(6,872)	27	3,363	(3,017)
Other comprehensive (loss) income before tax	(51,207)	97,953	(161,284)	293,367
Income tax expense related to components of
other comprehensive income	1,675	(5,333)	543	(5,692)
Other comprehensive (loss) income, net of tax	(49,532)	92,620	(160,741)	287,675
Comprehensive income attributable to Wabtec shareholders	$38,207	$160,019	$99,780	$500,988

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended September 30,
In thousands, except per share data	2018	2017

Operating Activities
Net income	$256,797	$212,603
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	82,974	76,970
Stock-based compensation expense	20,484	14,539
Loss on disposal of property, plant and equipment	4,057	1,633
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(100,212)	(60,246)
Inventories	(125,523)	(53,365)
Accounts payable	4,194	(121,389)
Accrued income taxes	(43,770)	(35,942)
Accrued liabilities and customer deposits	16,369	81,270
Other assets and liabilities	(77,332)	(89,562)
Net cash provided by operating activities	38,038	26,511
Investing Activities
Purchase of property, plant and equipment	(64,232)	(60,263)
Proceeds from disposal of property, plant and equipment	9,139	1,066
Acquisitions of businesses, net of cash acquired	(49,067)	(846,675)
Net cash used for investing activities	(104,160)	(905,872)
Financing Activities
Proceeds from debt	3,490,185	883,473
Payments of debt	(1,466,626)	(918,919)
Proceeds from exercise of stock options and other benefit plans	13,138	2,888
Payment of income tax withholding on share-based compensation	(6,705)	(6,798)
Cash dividends ($0.36 and $0.20 per share for the nine months
ended September 30, 2018 and 2017, respectively)	(34,682)	(30,693)
Net cash provided by (used for) financing activities	1,995,310	(70,049)
Effect of changes in currency exchange rates	(27,208)	34,258
Increase (decrease) in cash	1,901,980	(915,152)
Cash, cash equivalents, and restricted cash, beginning of period	233,401	1,143,232
Cash, cash equivalents, and restricted cash, end of period	$2,135,381	$228,080

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global passenger transit and freight rail industries. Our highly engineered products enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 31 countries and our products can be found in more than 100 countries throughout the world. In the first nine months of 2018, approximately 66% of the Company’s revenues came from customers outside the United States.

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
Revenue Recognition On January 1, 2018, the Company adopted ASC 606 “Revenue from Contracts with Customers”. This new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.
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

Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. These contract liabilities are classified as current liabilities under the caption “Customer Deposits” on the consolidated balance sheet. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract and revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $66.5 million and $94.0 million at September 30, 2018 and December 31, 2017, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the consolidated balance sheet.
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
Pre-Production Costs Certain pre-production costs relating to long-term production and supply contracts have been deferred and will be recognized over the life of the contracts. Deferred pre-production costs were $20.3 million and $20.2 million at September 30, 2018 and December 31, 2017, respectively.
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
Financial Derivatives and Hedging Activities As part of its risk management strategy, the Company utilizes derivative financial instruments to mitigate the impact of changes in foreign currencies and interest rates. For further information regarding financial derivatives and hedging activities, refer to Footnotes 14 and 15.
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
Noncontrolling Interests In accordance with ASC 810 "Consolidation", the Company has classified noncontrolling interests as equity on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. Net income attributable to noncontrolling interests was a loss of $1.7 million and income of $1.0 million, for the three months ended September 30, 2018 and 2017, respectively. Net income attributable to noncontrolling interests was a loss of $3.7 million and

$0.7 million, for the nine months ended September 30, 2018 and 2017, respectively. Other comprehensive income attributable to noncontrolling interests for the three and nine months ended September 30, 2018 and 2017 was not material.
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
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in this update eliminate the requirement to perform Step 2 of the goodwill impairment test. Instead, an entity should perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value up to the carrying amount of the goodwill. This ASU is effective for public companies in the fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The impact of adopting this guidance could result in a change in the overall conclusion as to whether or not a reporting unit's goodwill is impaired and the amount of an impairment charge recognized in the event a reporting units' carrying value exceeds its fair value. All of the Company's reporting units had fair values that were substantially greater than the carrying value as of the Company's last quantitative goodwill impairment test, which was performed as of October 1, 2017. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 814)" which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with terms less than 12 months, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt the requirements of the new standard effective January 1, 2019. The FASB recently proposed a transition alternative, which would allow for the application of the guidance at beginning of the period in which it is adopted, rather than requiring the adjustment of prior comparative periods. The Company plans to adopt this transition alternative. The Company plans to elect the practical expedient which does not require the capitalization of leases with terms of 12 months or less, and does not plan to elect the practical expedient which allows hindsight to be used to determine the term of a lease. The Company has evaluated its lease portfolio and is assessing the impact to the consolidated financial statements. The Company is in the process of implementing processes and information technology tools to assist in its ongoing lease data collection and analysis and evaluating its accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of 2019.
Recently Adopted Accounting Pronouncements In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contract with Customers.”  This ASU supersedes most of the previous revenue recognition requirements in U.S. GAAP and requires entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2017. The Company adopted this accounting standard update using the modified retrospective method. The impact of adopting the new standard was not material to the consolidated statement of income or the consolidated balance sheet.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The amendments in this update require the service cost component of net benefit costs to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside income from operations. This update also allows only the service cost component to be eligible for capitalization when applicable. This ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2017. In accordance with this update, the Company began recognizing the interest expense component of net periodic benefit cost in interest expense in the income statement and the expected return on plan assets, net amortization/deferrals, and curtailments in other income (expense), net in the income statement. This update has been applied retrospectively for presentation of the service cost component and other components of net benefit costs in accordance with this ASU and the impact of adoption resulted in increases of $0.3 million, $2.2 million and $2.5 million to selling, general, and administrative expense, interest expense, net and other income, net, respectively, in the income statement for the three months ended September 30, 2017. The impact of adoption resulted in increases of $1.0 million, $6.5 million and $7.5 million to selling, general, and administrative expense, interest expense, net and other income, net, respectively, in the income statement for the nine months ended September 30, 2017. Also, the capitalization of the service cost component of net benefit cost has been adopted prospectively in accordance with this ASU.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". The amendments in this update require a statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2017. This update has been applied retrospectively and as a result restricted cash related to the acquisition of Faiveley Transport is included in the change in cash for the nine months ended September 30, 2017.
Other Comprehensive Income (Loss) Comprehensive income comprises both net income and the change in equity from transactions and other events and circumstances from nonowner sources.
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2018 are as follows:

In thousands	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2017	$5,063	$4,015	$(54,070)	$(44,992)
Other comprehensive income (loss) before reclassifications	(159,064)	(8,544)	995	(166,613)
Amounts reclassified from accumulated other
comprehensive income	—	4,314	1,558	5,872
Net current period other comprehensive (loss) income	(159,064)	(4,230)	2,553	(160,741)
Balance at September 30, 2018	$(154,001)	$(215)	$(51,517)	$(205,733)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2018 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(375)	Other income (expense), net
Amortization of net loss	1,093	Other income (expense), net
	718	Other income (expense), net
	(198)	Income tax expense
	$520	Net income

Derivative contracts
Realized gain on derivative contracts	$4,915	Interest expense, net
	(1,180)	Income tax expense
	$3,735	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(1,126)	Other income (expense), net
Amortization of net loss	3,278	Other income (expense), net
	2,152	Other income (expense), net
	(594)	Income tax expense
	$1,558	Net income

Derivative contracts
Realized gain on derivative contracts	$5,770	Interest expense, net
	(1,456)	Income tax expense
	$4,314	Net income

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2017 are as follows:

	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2016	$(321,033)	$(2,957)	$(55,615)	$(379,605)
Other comprehensive income (loss) before reclassifications	277,984	11,424	(4,715)	284,693
Amounts reclassified from accumulated other
comprehensive income	—	1,206	1,776	2,982
Net current period other comprehensive income (loss)	277,984	12,630	(2,939)	287,675
Balance at September 30, 2017	$(43,049)	$9,673	$(58,554)	$(91,930)

Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2017 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(422)	Other income (expense), net
Amortization of net loss	1,240	Other income (expense), net
	818	Other income (expense), net
	(226)	Income tax expense
	$592	Net income

Derivative contracts
Realized gain on derivative contracts	$497	Interest expense, net
	(131)	Income tax expense
	$366	Net income

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2017 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(1,266)	Other income (expense), net
Amortization of net loss	3,720	Other income (expense), net
	2,454	Other income (expense), net
	(678)	Income tax expense
	$1,776	Net income

Derivative contracts
Realized gain on derivative contracts	$1,653	Interest expense, net
	(447)	Income tax expense
	$1,206	Net income

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
Upon consummation of the Merger and calculated based on Wabtec's outstanding common stock immediately prior to the Merger on a fully-diluted, as-converted and as-exercised basis, 50.1% of the outstanding shares of the Company’s common stock would be held collectively by GE and pre-Merger holders of GE common stock (with approximately 9.9% of the outstanding shares of the Company’s common stock expected to be held by GE) and 49.9% of the outstanding shares of the Company’s common stock would be held by pre-Merger stockholders of the Company. Pursuant to certain agreements to be entered into in connection with the Transactions, GE will be obligated to sell a number of its shares of the Company’s common stock within two years of the date of the Distribution and, subject to limited exceptions, to sell all of its shares of the Company’s common stock within three years of the closing date of the Merger.
Subject to adjustment under certain circumstances as set forth in the Merger Agreement, the Company will issue the requisite shares of the Company’s common stock in the Merger. Based upon the reported closing sale price of $95.43 per share for the Company’s common stock on the NYSE on October 12, 2018, the total value of the shares of the Company’s common stock to be issued by the Company in the merger would be approximately $9,398 million and the cash to be received by GE in the transactions, including in respect of the Direct Sale, would be approximately $3,370 million. The actual value of the Company’s common stock to be issued in the Merger will depend on the market price of shares of the Company’s common stock at the time of the Merger.
On September 14, 2018, Wabtec completed a public offering and sale of (i) $500 million aggregate principal amount of floating rate senior notes, (ii) $750 million aggregate principal amount of 2024 Senior Notes and (iii) $1.25 billion aggregate principal amount of 2028 Senior Notes. The Company intends to use the net proceeds from the offering and sale of these notes combined with the proceeds from a $400 million delayed draw term loan that was entered into on June 8, 2018 to finance the Direct Sale. Wabtec used a portion of the proceeds from the September 14, 2018 notes to pay debt associated with its revolving credit facility. The remaining proceeds are classified as Restricted Cash on the consolidated balance sheet, as the Company intends to use these cash amounts to finance the Direct Sale. Refer to Footnote 8 for further information regarding debt.
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
The value of the total consideration to be delivered by the Company in the Transactions would be approximately $12.8 billion based on the Company’s reported closing stock price on the NYSE on October 12, 2018; however, the final purchase price will depend on the market price of shares of the Company’s common stock at the time of the Merger. The transaction is expected to close by early 2019, subject to customary closing conditions, including certain approvals by the Company’s shareholders and regulatory approvals.

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
Other Acquisitions
The Company has made the following acquisitions operating as a business unit or component of a business unit in the Freight Segment:

•
On December 4, 2017, the Company acquired Melett Limited ("Melett"), a leader in the design, manufacture, and supply of high-quality turbochargers and replacement parts to the turbocharger aftermarket, for a purchase price of approximately $71.9 million, net of cash acquired, resulting in preliminary goodwill of $25.7 million, none of which will be deductible for tax purposes.

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

The Company has made the following acquisitions operating as a business unit or component of a business unit in the Transit Segment:

•
On March 22, 2018, the Company acquired Annax GmbH ("Annax"), a leading supplier of public address and passenger information systems for transit vehicles, for a purchase price of approximately $28.7 million, net of cash acquired, resulting in preliminary goodwill of $14.3 million, none of which will be deductible for tax purposes.

•
On October 2, 2017, the Company acquired AM General Contract ("AM General"), a manufacturer of safety systems, mainly for transit rail cars, for a purchase price of approximately $10.4 million, net of cash acquired, resulting in preliminary goodwill of $12.9 million, none of which will be deductible for tax purposes.

The acquisitions listed above include escrow deposits of $30.2 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition for Annax, Melett and AM General. For the ATP and TTC acquisitions, the following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition.

	Annax	Melett	AM General	TTC	ATP
In thousands	March 22, 2018	December 4, 2017	October 2, 2017	April 5, 2017	March 13, 2017
Current assets	$34,036	$35,258	$6,610	$3,744	$11,666
Property, plant & equipment	674	5,917	4,140	5,413	5,354
Goodwill	14,301	25,732	12,944	14,095	29,034
Other intangible assets	23,998	30,479	12,097	12,300	25,000
Total assets acquired	73,009	97,386	35,791	35,552	71,054
Total liabilities assumed	(44,345)	(25,493)	(25,375)	(3,041)	(5,800)
Net assets acquired	$28,664	$71,893	$10,416	$32,511	$65,254
Of the allocation of $103.9 million of total acquired other intangible assets, $31.9 million was assigned to trade names and $67.6 million was assigned to customer relationships. The trade names were determined to have indefinite useful lives, while the customer relationships’ average useful lives are 20 years.
The Company also made smaller acquisitions not listed above which are, individually and collectively, immaterial.
The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2017:

In thousands	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net sales	$1,077,814	$986,323	$3,259,096	$2,899,691
Gross profit	302,012	262,362	938,796	825,685
Net income attributable to Wabtec shareholders	87,739	70,530	261,025	223,383
Diluted earnings per share
As Reported	$0.91	$0.70	$2.70	$2.22
Pro forma	$0.91	$0.73	$2.70	$2.32

5. INVENTORIES
The components of inventory, net of reserves, were:

In thousands	September 30, 2018	December 31, 2017
Raw materials	$465,925	$378,481
Work-in-progress	173,624	167,390
Finished goods	226,656	196,763
Total inventories	$866,205	$742,634

6. INTANGIBLES
The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2018 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2017	$718,958	$1,741,145	$2,460,103
Additions	5,252	13,707	18,959
Foreign currency impact	(7,710)	(58,798)	(66,508)
Balance at September 30, 2018	$716,500	$1,696,054	$2,412,554
As of September 30, 2018, and December 31, 2017, the Company’s trade names had a net carrying amount of $599.5 million and $603.4 million, respectively, and the Company believes these intangibles have indefinite lives.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In thousands	September 30, 2018	December 31, 2017
Patents, non-compete and other intangibles, net of accumulated
amortization of $42,928 and $43,021	$15,192	$17,554
Customer relationships, net of accumulated amortization
of $151,007 and $126,824	542,780	583,459
Total	$557,972	$601,013
The weighted average remaining useful life of patents, customer relationships and other intangibles are 10 years, 16 years and 14 years, respectively. Amortization expense for intangible assets was $9.9 million and $30.1 million for the three and nine months ended September 30, 2018, and $8.6 million and $27.0 million for the three and nine months ended September 30, 2017, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

Remainder of 2018	$10,460
2019	38,335
2020	36,099
2021	35,608
2022	35,320

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

The change in the carrying amount of contract assets and contract liabilities for the nine months ended September 30, 2018 is as follows:

In thousands	Contract Assets
Balance at beginning of year	$366,168
Recognized in current year	328,438
Reclassified to accounts receivable	(296,459)
Foreign currency impact	(8,870)
Balance at September 30, 2018	$389,277

In thousands	Contract Liabilities
Balance at beginning of year	$463,704
Recognized in current year	151,706
Amounts in beginning balance reclassified to revenue	(142,718)
Current year amounts reclassified to revenue	(17,931)
Foreign currency impact	(14,185)
Balance at September 30, 2018	$440,576

8. LONG-TERM DEBT
Long-term debt consisted of the following:

In thousands	September 30, 2018	December 31, 2017
Floating Senior Notes, due 2021, net of unamortized debt issuance costs of $3,505	$496,495	$—
4.150% Senior Notes, due 2024, net of unamortized debt issuance costs of $7,384	742,616	—
4.700% Senior Notes, due 2028, net of unamortized debt issuance costs of $10,583	1,239,417	—
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $1,775 and $2,345	748,225	747,655
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,241 and $1,433	248,759	248,567
Revolving Credit Facility, net of unamortized debt issuance costs of $3,412 and $2,451	346,588	853,124
Schuldschein Loan	11,601	11,998
Other Borrowings	29,721	6,860
Capital Leases	1,677	2,324
Total	3,865,099	1,870,528
Less - current portion	47,038	47,225
Long-term portion	$3,818,061	$1,823,303

On September 14, 2018 the Company issued $2.5 billion of senior notes with three different maturities.

•
Floating Rate Senior Notes due 2021 - The Company issued $500.0 million of Floating Rate Senior Notes due 2021 (the "Floating Rate Notes“). The Floating Rate Notes, which are non-callable for one year, were issued at 100% of face value. Interest on the Floating Rate Notes accrues at a floating rate per annum equal to three-month Libor plus 105 basis points. The interest rate for the Floating Rate Notes for the initial interest period will be the three-month Libor plus 105 basis points determined on September 12, 2018 and is payable quarterly on December 15, March 15, June 15, and September 15 of each year. The Company incurred $3.5 million of deferred financing costs related to the issuance of the Floating Rate Notes.

•
4.150% Senior Notes due 2024 - The Company issued $750.0 million of 4.150% Senior Notes due 2024 (the "2024 Notes"). The 2024 Notes were issued at 99.805% of face value. Interest on the 2024 Notes accrues at a rate of 4.150% per annum and is payable semi-annually on March 15 and September 15 of each year. The Company incurred $7.4 million of deferred financing costs related to the issuance of the 2024 Notes.

•
4.700% Senior Notes Due 2028 - The Company issued $1,250.0 million of 4.700% Senior Notes due 2028 (the "2028 Notes" and together with the Floating Rate Notes and 2024 Notes, the "Senior Notes"). The 2028 Notes were issued at 99.889% of face value. Interest on the 2028 Notes accrues at a rate of 4.700% per annum and is payable semi-annually on March 15 and September 15 of each year. The Company incurred $10.6 million of deferred financing costs related to the issuance of the 2028 Notes.

The net proceeds from the issuance and sale of the Senior Notes will be used to finance the cash portion of the GE Transportation acquisition. The principal balances are due in full at maturity. The Senior Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The indenture under which the Senior Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sales of assets, change in control, mergers and consolidations and the incurrence of liens.
The Company will be required to redeem the Senior Notes, in whole, on August 20, 2019 at a special mandatory redemption price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest from the last date on which interest was paid if:

•	the closing of the Transactions has not occurred by 5:00 p.m., New York City time, on August 20, 2019; or

•	the Merger Agreement and the Separation Agreement are terminated at any time prior to August 20, 2019.
Additionally, the interest rate payable on each series of Senior Notes will be subject to adjustments from time to time if either Moody's, S&P, or Fitch ceases to rate the Senior Notes of the applicable series or fails to make a rating of the Senior Notes of such series publicly available. Upon a downgrade in rating by either agency, the interest rates of corresponding Senior Notes would increase between 0.25% and 1.00% to current stated rate.
The Company is in compliance with the restrictions and covenants in the indenture under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.
3.45% Senior Notes due November 2026
On November 3, 2016, the Company issued $750.0 million of 3.45% Senior Notes due 2026 (the "2016 Notes"). The 2016 Notes were issued at 99.965% of face value. Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year. The proceeds were used to finance the cash portion of the Faiveley Transport acquisition, refinance Faiveley Transport's indebtedness, and for general corporate purposes. The principal balance is due in full at maturity. The Company incurred $2.7 million of deferred financing costs related to the issuance of the 2016 Notes.
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
4.375% Senior Notes due August 2023
In August 2013, the Company issued $250.0 million of 4.375% Senior Notes due 2023 (the “2013 Notes”).  The 2013 Notes were issued at 99.879% of face value.  Interest on the 2013 Notes accrues at a rate of 4.375% per annum and is payable semi-annually on February 15 and August 15 of each year.  The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.  The principal balance is due in full at maturity.  The Company incurred $2.6 million of deferred financing costs related to the issuance of the 2013 Notes.

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
2018 Refinancing Credit Agreement
On June 8, 2018, the Company entered into a credit agreement (the “2018 Refinancing Credit Agreement”), which replaced the Company’s then-existing “2016 Refinancing Credit Agreement.” As part of the 2018 Refinancing Credit Agreement, the Company entered into (i) a $1.2 billion revolving credit facility (the “Revolving Credit Facility”), which replaced the Company’s revolving credit facility under the 2016 Refinancing Credit Agreement, and includes a letter of credit sub-facility of up to $450.0 million and a swing line sub-facility of $75.0 million, (ii) a $350.0 million term loan (the “Refinancing Term Loan”), which refinanced the term loan under the 2016 Refinancing Credit Agreement, and (iii) a new $400.0 million delayed draw term loan (the “Delayed Draw Term Loan”). The 2018 Refinancing Credit Agreement also provided for a bridge loan facility (the “Bridge Loan Facility”) in an amount not to exceed $2.5 billion, such facility to become effective at the Company’s request. Commitments in respect of the Bridge Loan Facility were terminated upon the issuance and sale of the Senior Notes on September 14, 2018. In addition, the 2018 Refinancing Credit Agreement contains an uncommitted accordion feature allowing the Company to request, in an aggregate amount not to exceed $600.0 million, increases to the borrowing commitments under the Revolving Credit Facility or a new incremental term loan commitment. At September 30, 2018, the Company had available bank borrowing capacity, net of $29.7 million of letters of credit, of approximately $1,170.3 million subject to certain financial covenant restrictions.
The Revolving Credit Facility matures on June 8, 2023 and is unsecured. The Refinancing Term Loan matures on June 8, 2021 and is unsecured. The Delayed Draw Term Loan matures on the third anniversary of the date on which it is borrowed and is unsecured. The applicable interest rate for borrowings under the 2018 Refinancing Credit Agreement includes interest rate spreads based on the lower of the pricing corresponding to (i) the Company’s ratio of total debt (less unrestricted cash up to $300.0 million) to EBITDA (“Leverage Ratio”) or (ii) the Company’s public rating, in each case that range between 1.000% and 1.875% for LIBOR/CDOR-based borrowings and 0.0% and 0.875% for Alternate Base Rate based borrowings. The obligations of the Company under the 2018 Refinancing Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
The 2018 Refinancing Credit Agreement contains customary representations and warranties by the Company and its subsidiaries, including customary use of materiality, material adverse effect, and knowledge qualifiers. The Company and its subsidiaries are also subject to (i) customary affirmative covenants that impose certain reporting obligations on the Company and its subsidiaries and (ii) customary negative covenants, including limitations on: indebtedness; liens; restricted payments; fundamental changes; business activities; transactions with affiliates; restrictive agreements; changes in fiscal year; and use of proceeds. In addition, the Company is required to maintain (i) an Interest Coverage ratio at least 3.00 to 1.00 over each period of four consecutive fiscal quarters ending on the last day of a fiscal quarter and (ii) a Leverage Ratio, calculated as of the last day of a fiscal quarter for a period of four consecutive fiscal quarters, of 3.25 to 1.00 or less; provided that, in the event the Company completes the Direct Sale and the Merger or any other material acquisition in which the cash consideration paid exceeds $500.0 million, the maximum Leverage Ratio permitted will be 3.75 to 1.00 at the end of the fiscal quarter in which such acquisition is consummated and each of the three fiscal quarters immediately following such fiscal quarter and 3.50 to 1.00 at the end of each of the fourth and fifth full fiscal quarters after the consummation of such acquisition. The Company is in compliance with the restrictions and covenants of the 2018 Refinancing Credit Agreement and does not expect that these measurements will limit the Company in executing its operating activities.
At September 30, 2018, the weighted average interest rate on the Company’s variable rate debt was 3.49%.  On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for this agreement, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with excellent credit ratings and history of performance.  The Company currently believes the risk of nonperformance is negligible.

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
Schuldschein Loan, Due 2024
In conjunction with the acquisition of Faiveley Transport, Wabtec acquired $137.2 million of a Schuldschein private placement loan which was originally issued by Faiveley Transport on March 5, 2014 in Germany, in which approximately 20 international investors participated. This loan is denominated in euros. Subsequent to the acquisition of Faiveley Transport, the Company repaid $125.8 million of the outstanding Schuldshein loan. The remaining balance of $11.6 million as of September 30, 2018 matures on March 5, 2024 and bears a fixed rate of 4.00%.
The Schuldschein loan is senior unsecured and ranks pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The Schuldshein loan agreement contains covenants and undertakings which limit, among other things, the following: factoring of receivables, the incurrence of indebtedness, sale of assets, change of control, mergers and consolidations and incurrence of liens. At September 30, 2018, the Company is in compliance with the undertakings and covenants contained in the loan agreement.

9. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans that cover certain U.S., Canadian, German and United Kingdom employees and which provide benefits of stated amounts for each year of service of the employee.
The Company uses a December 31 measurement date for the plans.
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended September 30,		Three Months Ended September 30,
In thousands, except percentages	2018	2017	2018	2017
Net periodic benefit cost
Service cost	$87	$86	$691	$614
Interest cost	333	356	1,834	1,677
Expected return on plan assets	(445)	(433)	(3,466)	(2,910)
Net amortization/deferrals	243	248	554	685
Net periodic benefit cost (credit)	$218	$257	$(387)	$66

	U.S.		International
	Nine Months Ended September 30,		Nine Months Ended September 30,
In thousands, except percentages	2018	2017	2018	2017
Net periodic benefit cost
Service cost	$261	$258	$2,073	$1,842
Interest cost	999	1,068	5,502	5,031
Expected return on plan assets	(1,335)	(1,299)	(10,398)	(8,730)
Net amortization/deferrals	729	744	1,662	2,055
Net periodic benefit cost (credit)	$654	$771	$(1,161)	$198

Assumptions
Discount Rate	3.56%	3.95%	2.40%	2.51%
Expected long-term rate of return	5.15%	4.95%	5.10%	4.93%
Rate of compensation increase	3.00%	3.00%	2.60%	2.54%

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
The Company uses a December 31 measurement date for all post retirement plans.

The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended September 30,		Three Months Ended September 30,
In thousands, except percentages	2018	2017	2018	2017
Net periodic benefit cost
Service cost	$1	$1	$8	$7
Interest cost	81	88	26	24
Net amortization/deferrals	(76)	(73)	(4)	(7)
Net periodic benefit cost	$6	$16	$30	$24

	U.S.		International
	Nine Months Ended September 30,		Nine Months Ended September 30,
In thousands, except percentages	2018	2017	2018	2017
Net periodic benefit cost
Service cost	$3	$3	$24	$21
Interest cost	243	264	78	72
Net amortization/deferrals	(228)	(219)	(12)	(21)
Net periodic benefit cost	$18	$48	$90	$72

Assumptions
Discount Rate	3.43%	3.76%	3.21%	3.46%

10. STOCK-BASED COMPENSATION
As of September 30, 2018, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027 and provides a maximum of 3,800,000 shares for grants or awards, plus any shares which remain available under the 2000 Plan. The amendment and restatement of the 2011 Plan was approved by stockholders of Wabtec on May 10, 2017. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $6.4 million and $2.6 million for the three months ended September 30, 2018 and 2017, respectively. Included in stock-based compensation expense for the three months ended September 30, 2018 is $0.4 million of expense related to stock options, $2.3 million related to restricted stock, $2.3 million related to restricted stock units, $1.2 million related to incentive stock units and $0.2 million related to units issued for Directors' fees.
Stock-based compensation expense was $20.5 million and $14.5 million for the nine months ended September 30, 2018 and 2017, respectively. Included in stock-based compensation expense for the nine months ended September 30, 2018 is $1.2 million of expense related to stock options, $5.0 million related to restricted stock, $7.0 million related to restricted stock units, $6.4 million related to incentive stock units and $0.9 million related to units issued for Directors’ fees. At September 30, 2018, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $35.4 million.
Stock Options Stock options are granted to eligible employees and directors at the fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options become exercisable over a four-year vesting period and expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the nine months ended September 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2017	983,512	$40.62	4.0	$40,137
Granted	82,580	77.54		2,258
Exercised	(574,303)	23.88		46,520
Canceled	(16,471)	64.46		666
Outstanding at September 30, 2018	475,318	56.50	5.9	22,997
Exercisable at September 30, 2018	291,169	49.75	5.0	16,051
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2018, the Company estimates that it will achieve 71%, 81% and 91% of the goals for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2018, 2019, and 2020, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the nine months ended September 30, 2018:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	399,000	327,333	$78.76
Granted	223,990	175,100	73.76
Vested	(143,327)	(93,312)	81.42
Adjustment for incentive stock awards expected to vest	—	(3,934)	73.40
Canceled	(28,643)	(25,775)	78.80
Outstanding at September 30, 2018	451,020	379,412	75.62

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
In the current quarter, the Company has revised its accounting for the income tax effects of the Tax Act. The Company has adjusted the provisional amounts previously recorded in accordance with SEC Staff Accounting Bulletin No. 118. As such, the Company has included the following tax provisions in its financial statements as of September 30, 2018:
Revaluation of deferred tax assets and liabilities: The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. In addition, the Tax Act makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation. The Company evaluated these changes and recorded a provisional benefit to net deferred taxes of $24.6 million at December 31, 2017. As a result of the completion of its 2017 U.S. corporate tax return in the three months ended September 30, 2018, the Company has adjusted its US deferred tax balances which has resulted in a current period benefit of $3.2 million. The Company has revised its calculation of the impact of these changes on its deferred tax balances. As of September 30, 2018, the Company has reviewed its analysis of the impact of the Tax Act on the deductibility of certain executive compensation. As a result, no further adjustments were made as of September 30, 2018.
Transition Tax on unrepatriated foreign earnings: The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax expense of $51.8 million at December 31, 2017. As of September 30, 2018, the Company has revised its calculation of the Transition Tax which resulted in a benefit of $3.3 million and $13.4 million for the three and nine months ended September 30, 2018.
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
The overall effective income tax rate was 16.2% and 17.2% for the three and nine months ended September 30, 2018, respectively, and 15.7% and 23.4% for the three and nine months ended September 30, 2017, respectively. The increase in the effective tax for the three months ended September 30, 2018 is due to a deferred tax net benefit recorded in the prior three month period ended September 30, 2017. The decrease in the effective tax for the nine months ended September 30, 2018 is due to the tax benefits related to the Tax Act as discussed above, a higher earnings mix in lower tax jurisdictions and the release of uncertain tax positions due to the expiration of statutes.
During the current three month period ending September 30, 2018, certain statutes have expired related to uncertain tax positions that were previously recorded resulting in a $2.4 million reduction to the liability for uncertain tax positions, $1.1 million of which favorably affected the Company’s effective tax rate. As of September 30, 2018, the liability for income taxes associated with uncertain tax positions was $4.5 million, of which $3.3 million, if recognized, would favorably affect the Company’s effective tax rate. As of December 31, 2017, the liability for income taxes associated with uncertain tax positions was $6.9 million, of which $4.4 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. During the current three month period ending September 30, 2018, certain statutes have expired related to uncertain tax positions that were previously recorded. The net reduction in accrued interest expense related to these positions totaled $0.3 million which favorably affected the Company’s effective tax rate. As of September 30, 2018, the total accrued interest and penalties are $0.6 million and $0.1 million, respectively. As of December 31, 2017, the total accrued interest and penalties were $0.7 million and $0.1 million, respectively.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $4.5 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.  With limited exceptions, the Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2014.

12. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,
In thousands, except per share data	2018	2017
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$87,739	$67,399
Less: dividends declared - common shares and non-vested restricted stock	(11,586)	(11,518)
Undistributed earnings	76,153	55,881
Percentage allocated to common shareholders (1)	99.7%	99.7%
	75,925	55,713
Add: dividends declared - common shares	11,552	11,485
Numerator for basic and diluted earnings per common share	$87,477	$67,198
Denominator
Denominator for basic earnings per common share - weighted average shares	96,208	95,709
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	429	607
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	96,637	96,316
Net income attributable to Wabtec shareholders per common share
Basic	$0.91	$0.70
Diluted	$0.91	$0.70

(1) Basic weighted-average common shares outstanding	96,208	95,709
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	96,495	95,983
Percentage allocated to common shareholders	99.7%	99.7%

	Nine Months Ended September 30,
In thousands, except per share data	2018	2017
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$260,521	$213,313
Less: dividends declared - common shares and non-vested restricted stock	(34,682)	(30,693)
Undistributed earnings	225,839	182,620
Percentage allocated to common shareholders (1)	99.7%	99.4%
	225,161	181,524
Add: dividends declared - common shares	34,579	30,508
Numerator for basic and diluted earnings per common share	$259,740	$212,032
Denominator
Denominator for basic earnings per common share - weighted average shares	95,935	95,163
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	501	645
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	96,436	95,808
Net income attributable to Wabtec shareholders per common share
Basic	$2.71	$2.23
Diluted	$2.70	$2.22

(1) Basic weighted-average common shares outstanding	95,935	95,163
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	96,221	95,740
Percentage allocated to common shareholders	99.7%	99.4%
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

13. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In thousands	2018	2017
Balance at beginning of year	$153,063	$138,992
Warranty expense	45,691	33,108
Acquisitions	3,081	3,412
Warranty claim payments	(42,993)	(33,492)
Foreign currency impact/other	(4,289)	6,744
Balance at September 30	$154,553	$148,764

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gain and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three and nine months ended September 30, 2018 and September 30, 2017, the amounts reclassified into income were not material.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized gain related to these contracts was $4.7 million for the three months ended September 30, 2018. These contracts are scheduled to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of September 30, 2018.

In millions	Designated	Non-Designated	Total
Gross notional amount	$787.0	$796.0	$1,583.0

Fair Value:
Other current assets	$—	$4.7	$4.7
Other current liabilities	(6.0)	—	(6.0)
Total	$(6.0)	$4.7	$(1.3)
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
As of September 30, 2018, the Company has recorded a current liability of $0.1 million and an accumulated other comprehensive loss of $0.1 million, net of tax, related to these agreements.

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
The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2018, which are included in other current liabilities on the Condensed Consolidated Balance sheet:

		Fair Value Measurements at September 30, 2018 Using
In thousands	Total Carrying Value at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$87	$—	$87	$—
Total	$87	$—	$87	$—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at September 30, 2018 and December 31, 2017. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 and 2016 Notes are considered Level 2 based on the fair value valuation hierarchy.

The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	September 30, 2018		December 31, 2017
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Interest rate swap agreement	$87	$87	$1,163	$1,163
4.375% Senior Notes	248,759	254,408	248,567	262,033
3.45% Senior Notes	748,225	687,698	747,655	741,113
Floating Rate Notes 2021	496,495	501,065	—	—
4.15% Senior Notes	742,616	745,350	—	—
4.7% Senior Notes	1,239,417	1,232,300	—	—
The fair value of the Company’s interest rate swap agreements and the 2013 and 2016 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

16. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, in Note 19 therein, filed on February 26, 2018. During the first nine months of 2018, there were no material changes to the information described in the Form 10-K.
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

On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven patents owned by Siemens, all of which relate to Positive Train Control technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company’s Positive Train Control Products. The Company has filed Answers, and asserted counterclaims, in response to Siemens’ complaints. Additionally, after filings by the Company, the US Patent & Trademark Office has granted Inter-Parties Review proceedings on ten (10) of the patents asserted by Siemens to contest their validity; the hearings began in April 2018 and will continue through November 2018. As of October 24, 2018, the USPTO has issued a decision in only one of the IPR hearings, finding the Siemens patent claims at issue in that hearing to be invalid. Despite the pendency of the remaining IPR proceedings, a trial is scheduled for January 19, 2019 on Siemens’ infringement claims.

Wabtec’s counterclaims alleging that Siemens has violated three (3) of Wabtec’s patents have been severed from the initial case and are now a separate case pending in federal district court in Delaware. On August 1, 2018, Wabtec’s motion for a preliminary injunction against Siemens was denied after a hearing. On July 19, 2018, Siemens moved to amend its pleadings in this case to add new counterclaims alleging violations of federal antitrust and state trade practices laws; Siemens’ motion to amend was granted on October 3, 2018. Wabtec will file responsive pleadings and/or motions.

Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“Denver Transit”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed. Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, Denver Transit alleged that total damages were $36.8 million through July 31, 2017 and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. Denver Transit has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied Denver Transit's assertions, asserting that its system satisfied the contractual requirements. No formal claim has been filed against

Xorail by Denver Transit. Xorail has worked with Denver Transit to modify its system to meet the FRA's and PUC's previously undefined approval requirements. On September 28, 2017, the FRA granted a five year approval of the modified wireless crossing system as currently implemented. On March 28, 2018, the PUC granted its approval of the modified wireless crossing system as currently implemented, consistent with the approval previously granted by the FRA. In August 2018, Denver Transit completed the process of certifying the crossings and eliminating the use of flaggers. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements. The complaint generally supports Xorail’s position and does not name or implicate Xorail.

On April 3, 2018, the United States Department of Justice entered into a proposed consent decree resolving allegations that the Company and Knorr-Bremse AG had maintained unlawful agreements not to compete for each other’s employees.  The allegations also related to Faiveley Transport before it was acquired by the Company in November 2016.  The proposed consent decree is pending review and approval by the U.S. District Court for the District of Columbia.  No monetary fines or penalties have been imposed on the Company.  The Company elected to settle this matter with the Department of Justice to avoid the cost and distraction of litigation. As of July 16, 2018, putative class action lawsuits have been filed in several different federal district courts naming the Company and Knorr as defendants in connection with the allegations contained in the proposed consent decree.  The lawsuits seek unspecified damages on behalf of employees of the Company (including Faiveley Transport) and Knorr allegedly caused by the defendants’ actions.  A federal Multi-District Litigation (MDL) Panel decided that cases will be consolidated and heard in the Western District of Pennsylvania. As of October 15, 2018, a total of at least 30 plaintiffs have filed class action claims relating to the alleged conspiracy. The litigation is in its very early stages and the Company does not believe that it has diminished competition for talent in the marketplace and intends to contest these claims vigorously.

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

Segment financial information for the three months ended September 30, 2018 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$391,577	$686,237	$—	$1,077,814
Intersegment sales/(elimination)	13,510	4,738	(18,248)	—
Total sales	$405,087	$690,975	$(18,248)	$1,077,814
Income (loss) from operations	$79,420	$60,735	$(14,976)	$125,179
Interest expense and other, net	—	—	(22,512)	(22,512)
Income (loss) from operations before income taxes	$79,420	$60,735	$(37,488)	$102,667
Segment financial information for the three months ended September 30, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$340,185	$617,746	$—	$957,931
Intersegment sales/(elimination)	8,376	4,494	(12,870)	—
Total sales	$348,561	$622,240	$(12,870)	$957,931
Income (loss) from operations	$61,424	$47,358	$(7,116)	$101,666
Interest expense and other, net	—	—	(20,481)	(20,481)
Income (loss) from operations before income taxes	$61,424	$47,358	$(27,597)	$81,185

Segment financial information for the nine months ended September 30, 2018 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,183,389	$2,062,282	$—	$3,245,671
Intersegment sales/(elimination)	44,211	11,611	(55,822)	—
Total sales	$1,227,600	$2,073,893	$(55,822)	$3,245,671
Income (loss) from operations	$233,390	$186,794	$(40,203)	$379,981
Interest expense and other, net	—	—	(69,959)	(69,959)
Income (loss) from operations before income taxes	$233,390	$186,794	$(110,162)	$310,022

Segment financial information for the nine months ended September 30, 2017 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,032,959	$1,773,259	$—	$2,806,218
Intersegment sales/(elimination)	27,602	16,253	(43,855)	—
Total sales	$1,060,561	$1,789,512	$(43,855)	$2,806,218
Income (loss) from operations	$195,811	$155,383	$(21,659)	$329,535
Interest expense and other, net	—	—	(52,156)	(52,156)
Income (loss) from operations before income taxes	$195,811	$155,383	$(73,815)	$277,379

Sales by product line are as follows:

	Three Months Ended September 30,
In thousands	2018	2017
Specialty Products & Electronics	$408,806	$335,143
Transit Products	258,419	276,913
Brake Products	222,152	177,165
Remanufacturing, Overhaul & Build	134,726	132,018
Other	53,711	36,692
Total sales	$1,077,814	$957,931

	Nine Months Ended September 30,
In thousands	2018	2017
Specialty Products & Electronics	$1,229,753	$975,006
Transit Products	814,823	789,096
Brake Products	655,350	550,181
Remanufacturing, Overhaul & Build	397,626	387,634
Other	148,119	104,301
Total sales	$3,245,671	$2,806,218

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
Balance Sheet for September 30, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash, cash equivalents, and restricted cash	$1,760,805	$73	$374,503	$—	$2,135,381
Receivables, net	117,117	70,128	1,053,276	—	1,240,521
Inventories	147,208	63,186	655,811	—	866,205
Current assets - other	(14,278)	936	124,783	—	111,441
Total current assets	2,010,852	134,323	2,208,373	—	4,353,548
Property, plant and equipment, net	49,355	24,847	483,221	—	557,423
Goodwill	25,275	283,241	2,104,038	—	2,412,554
Investment in subsidiaries	6,686,158	2,745,446	—	(9,431,604)	—
Other intangibles, net	29,585	79,169	1,048,670	—	1,157,424
Other long-term assets	20,595	(33,748)	85,430	—	72,277
Total assets	$8,821,820	$3,233,278	$5,929,732	$(9,431,604)	$8,553,226
Current liabilities	$198,264	$89,160	$1,242,869	$—	$1,530,293
Inter-company	1,909,286	(1,402,141)	(507,145)	—	—
Long-term debt	3,804,601	—	13,460	—	3,818,061
Long-term liabilities - other	14,499	11,601	268,420	—	294,520
Total liabilities	5,926,650	(1,301,380)	1,017,604	—	5,642,874
Shareholders' equity	2,895,170	4,534,658	4,896,946	(9,431,604)	2,895,170
Non-controlling interest	—	—	15,182	—	15,182
Total shareholders' equity	$2,895,170	$4,534,658	$4,912,128	$(9,431,604)	$2,910,352
Total Liabilities and Shareholders' Equity	$8,821,820	$3,233,278	$5,929,732	$(9,431,604)	$8,553,226

Balance Sheet for December 31, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$933	$625	$231,843	$—	$233,401
Receivables, net	77,046	59,166	1,030,575	—	1,166,787
Inventories	120,937	46,626	575,071	—	742,634
Current assets - other	1,142	563	120,586	—	122,291
Total current assets	200,058	106,980	1,958,075	—	2,265,113
Property, plant and equipment, net	52,532	26,492	494,948	—	573,972
Goodwill	25,274	283,242	2,151,587	—	2,460,103
Investment in subsidiaries	6,517,205	2,440,665	—	(8,957,870)	—
Other intangibles, net	30,575	81,037	1,092,820	—	1,204,432
Other long-term assets	17,414	(23,892)	82,838	—	76,360
Total assets	$6,843,058	$2,914,524	$5,780,268	$(8,957,870)	$6,579,980
Current liabilities	$196,827	$77,284	$1,299,219	$—	$1,573,330
Inter-company	2,121,546	(1,307,410)	(814,136)	—	—
Long-term debt	1,661,771	14	161,518	—	1,823,303
Long-term liabilities - other	54,046	20,594	280,175	—	354,815
Total liabilities	4,034,190	(1,209,518)	926,776	—	3,751,448
Shareholders' equity	2,808,868	4,124,042	4,833,828	(8,957,870)	2,808,868
Non-controlling interest	—	—	19,664	—	19,664
Total shareholders' equity	$2,808,868	$4,124,042	$4,853,492	$(8,957,870)	$2,828,532
Total Liabilities and Shareholders' Equity	$6,843,058	$2,914,524	$5,780,268	$(8,957,870)	$6,579,980
Income Statement for the Three Months Ended September 30, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$169,445	$118,516	$850,250	$(60,397)	$1,077,814
Cost of sales	(122,946)	(75,021)	(612,073)	34,238	(775,802)
Gross profit	46,499	43,495	238,177	(26,159)	302,012
Total operating expenses	(37,090)	(14,746)	(124,997)	—	(176,833)
(Loss) income from operations	9,409	28,749	113,180	(26,159)	125,179
Interest (expense) income, net	(23,012)	3,212	(3,913)	—	(23,713)
Other income (expense), net	(1,479)	1	2,679	—	1,201
Equity earnings (loss)	97,128	91,758	—	(188,886)	—
Pretax income (loss)	82,046	123,720	111,946	(215,045)	102,667
Income tax expense	5,693	(2)	(22,289)	—	(16,598)
Net income	87,739	123,718	89,657	(215,045)	86,069
Less: Net loss attributable to noncontrolling interest	—	—	1,670	—	1,670
Net income (loss) attributable to Wabtec shareholders	$87,739	$123,718	$91,327	$(215,045)	$87,739

Comprehensive income (loss) attributable to Wabtec shareholders	$87,867	$123,718	$41,667	$(215,045)	$38,207

Income Statement for the Three Months Ended September 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$134,905	$89,881	$761,566	$(28,421)	$957,931
Cost of sales	(111,774)	(53,692)	(554,819)	15,557	(704,728)
Gross profit	23,131	36,189	206,747	(12,864)	253,203
Total operating expenses	(22,886)	(12,714)	(115,937)	—	(151,537)
Income (loss) from operations	245	23,475	90,810	(12,864)	101,666
Interest (expense) income, net	(20,295)	2,811	(2,554)	—	(20,038)
Other income (expense), net	1,520	—	(1,963)	—	(443)
Equity earnings (loss)	80,874	64,820	—	(145,694)	—
Pretax income (loss)	62,344	91,106	86,293	(158,558)	81,185
Income tax expense	5,056	—	(17,802)	—	(12,746)
Net income (loss)	67,400	91,106	68,491	(158,558)	68,439
Less: Net income attributable to noncontrolling interest	—	—	(1,040)	—	(1,040)
Net income (loss) attributable to Wabtec shareholders	$67,400	$91,106	$67,451	$(158,558)	$67,399

Comprehensive income (loss) attributable to Wabtec shareholders	$66,815	$91,106	$160,656	$(158,558)	$160,019
Income Statement for the Nine Months Ended September 30, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$499,172	$374,599	$2,550,843	$(178,943)	$3,245,671
Cost of sales	(364,523)	(236,699)	(1,812,660)	105,071	(2,308,811)
Gross profit (loss)	134,649	137,900	738,183	(73,872)	936,860
Total operating expenses	(122,497)	(40,687)	(393,695)	—	(556,879)
Income (loss) from operations	12,152	97,213	344,488	(73,872)	379,981
Interest (expense) income, net	(75,140)	9,291	(10,068)	—	(75,917)
Other income (expense), net	7,733	(678)	(1,097)	—	5,958
Equity earnings (loss)	330,978	304,227	—	(635,205)	—
Pretax income (loss)	275,723	410,053	333,323	(709,077)	310,022
Income tax expense	(15,202)	(2)	(38,021)	—	(53,225)
Net income (loss)	260,521	410,051	295,302	(709,077)	256,797
Less: Net income attributable to noncontrolling interest	—	—	3,724	—	3,724
Net income (loss) attributable to Wabtec shareholders	$260,521	$410,051	$299,026	$(709,077)	$260,521

Comprehensive income (loss) attributable to Wabtec shareholders	$261,156	$410,051	$137,650	$(709,077)	$99,780

Income Statement for the Nine Months Ended September 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$417,156	$288,312	$2,186,541	$(85,791)	$2,806,218
Cost of sales	(311,037)	(177,593)	(1,580,101)	59,386	(2,009,345)
Gross profit (loss)	106,119	110,719	606,440	(26,405)	796,873
Total operating expenses	(80,478)	(37,783)	(349,077)	—	(467,338)
Income (loss) from operations	25,641	72,936	257,363	(26,405)	329,535
Interest (expense) income, net	(55,783)	8,041	(9,718)	—	(57,460)
Other income (expense), net	6,863	(229)	(1,330)	—	5,304
Equity earnings (loss)	246,103	182,066	—	(428,169)	—
Pretax income (loss)	222,824	262,814	246,315	(454,574)	277,379
Income tax expense	(9,511)	—	(55,265)	—	(64,776)
Net income (loss)	213,313	262,814	191,050	(454,574)	212,603
Less: Net income attributable to noncontrolling interest	—	—	710	—	710
Net income (loss) attributable to Wabtec shareholders	$213,313	$262,814	$191,760	$(454,574)	$213,313

Comprehensive income (loss) attributable to Wabtec shareholders	$214,483	$262,814	$478,265	$(454,574)	$500,988
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(111,120)	$95,503	$127,527	$(73,872)	$38,038
Net cash used for investing activities	(12,498)	(1,303)	(90,359)	—	(104,160)
Net cash provided by (used for) financing activities	1,883,490	(94,752)	132,700	73,872	1,995,310
Effect of changes in currency exchange rates	—	—	(27,208)	—	(27,208)
Increase (Decrease) in cash	1,759,872	(552)	142,660	—	1,901,980
Cash and cash equivalents, beginning of period	933	625	231,843	—	233,401
Cash, cash equivalents, and restricted cash, end of period	$1,760,805	$73	$374,503	$—	$2,135,381
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2017:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) operating activities	$(38,959)	$101,597	$(9,722)	$(26,405)	$26,511
Net cash (used for) provided by investing activities	(12,591)	(2,358)	(890,923)	—	(905,872)
Net cash provided by (used for) financing activities	52,077	(99,615)	(48,916)	26,405	(70,049)
Effect of changes in currency exchange rates	—	—	34,258	—	34,258
Increase (Decrease) in cash	527	(376)	(915,303)	—	(915,152)
Cash, cash equivalents and restricted cash, beginning of period	2,522	1,226	1,139,484	—	1,143,232
Cash and cash equivalents, end of period	$3,049	$850	$224,181	$—	$228,080

19. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017
Foreign currency (loss)	$(3,525)	$(4,113)	$(6,834)	$(5,202)
Equity income	632	520	2,855	1,587
Expected return on pension assets/amortization	2,829	2,490	8,879	7,470
Other miscellaneous income	1,265	660	1,058	1,449
Total other income (expense), net	$1,201	$(443)	$5,958	$5,304

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global passenger transit and freight rail industries. Our highly engineered products enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 31 countries and our products can be found in more than 100 countries throughout the world. In the nine months ended September 30, 2018, approximately 66% of the Company’s revenues came from customers outside the United States.
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
According to the 2016 edition of a market study by UNIFE, the Association of the European Rail Industry, the accessible global market for railway products and services was more than $100 billion and was expected to grow at about 3.2% annually through 2021. The three largest geographic markets, which represented about 80% of the total accessible market, were Europe, North America and Asia Pacific. UNIFE projected above-average growth in Asia Pacific and Europe due to overall economic growth and trends such as urbanization and increasing mobility, deregulation, investments in new technologies, energy and environmental issues, and increasing government support. The largest product segments of the market were rolling stock, services and infrastructure, which represented almost 90% of the accessible market. UNIFE projected spending on rolling stock to grow at an above-average rate due to increased investment in passenger transit vehicles. UNIFE estimated that the global installed base of locomotives was about 114,000 units, with about 32% in Asia Pacific, about 25% in North America and about 18% in Russia-CIS (Commonwealth of Independent States).  Wabtec estimates that about 2,500 new locomotives were delivered worldwide in 2017, and it expects deliveries of about 2,400 in 2018. UNIFE estimated the global installed base of freight cars was about 5.5 million units, with about 37% in North America, about 26% in Russia-CIS and about 20% in Asia Pacific. Wabtec estimates that about 165,000 new freight cars were delivered worldwide in 2017, and it expects deliveries of about 175,000 in 2018.  UNIFE estimated the global installed base of passenger transit vehicles to be about 569,000 units, with about 43% in Asia Pacific, about 32% in Europe and about 14% in Russia-CIS. Wabtec estimates that about 28,000 new passenger transit vehicles were ordered worldwide in 2017, and it expects orders of about 34,000 in 2018.
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
Upon consummation of the Merger and calculated based on Wabtec's outstanding common stock immediately prior to the Merger on a fully-diluted, as-converted and as-exercised basis, 50.1% of the outstanding shares of the Company’s common stock would be held collectively by GE and pre-Merger holders of GE common stock (with approximately 9.9% of the outstanding shares of the Company’s common stock expected to be held by GE) and 49.9% of the outstanding shares of the Company’s common stock would be held by pre-Merger stockholders of the Company. Pursuant to certain agreements to be entered into in connection with the Transactions, GE will be obligated to sell a number of its shares of the Company’s common stock within two years of the date of the Distribution and, subject to limited exceptions, to sell all of its shares of the Company’s common stock within three years of the closing date of the Merger.
Subject to adjustment under certain circumstances as set forth in the Merger Agreement, the Company will issue the requisite shares of the Company’s common stock in the Merger. Based upon the reported closing sale price of $95.43 per share for the Company’s common stock on the NYSE on October 12, 2018, the total value of the shares of the Company’s common stock to be issued by the Company in the merger would be approximately $9,398 million and the cash to be received by GE in the transactions, including in respect of the Direct Sale, would be approximately $3,370 million. The actual value of the Company’s common stock to be issued in the Merger will depend on the market price of shares of the Company’s common stock at the time of the Merger.
On September 14, 2018, Wabtec completed a public offering and sale of (i) $500 million aggregate principal amount of floating rate senior notes, (ii) $750 million aggregate principal amount of 2024 Senior Notes and (iii) $1.25 billion aggregate principal amount of 2028 Senior Notes. The Company intends to use the net proceeds from the offering and sale of these notes combined with the proceeds from a $400 million delayed draw term loan that was entered into on June 8, 2018 to finance the Direct Sale. Wabtec used a portion of the proceeds from the September 14, 2018 notes to pay debt associated with its revolving credit facility. The remaining proceeds are classified as Restricted Cash on the consolidated balance sheet, as the Company intends to use these cash amounts to finance the Direct Sale. Refer to Footnote 8 for further information regarding debt.
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
The value of the total consideration to be delivered by the Company in the Transactions would be approximately $12.8 billion based on the Company’s reported closing stock price on the NYSE on October 12, 2018; however, the final purchase price will depend on the market price of shares of the Company’s common stock at the time of the Merger. The transaction is expected to close by early 2019, subject to customary closing conditions, including certain approvals by the Company’s shareholders and regulatory approvals.

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

RESULTS OF OPERATIONS
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Net sales	$1,077,814	$957,931	$3,245,671	$2,806,218
Cost of sales	(775,802)	(704,728)	(2,308,811)	(2,009,345)
Gross profit	302,012	253,203	936,860	796,873
Selling, general and administrative expenses	(146,839)	(118,183)	(465,197)	(368,788)
Engineering expenses	(20,132)	(24,709)	(61,569)	(71,511)
Amortization expense	(9,862)	(8,645)	(30,113)	(27,039)
Total operating expenses	(176,833)	(151,537)	(556,879)	(467,338)
Income from operations	125,179	101,666	379,981	329,535
Interest expense, net	(23,713)	(20,038)	(75,917)	(57,460)
Other income (expense), net	1,201	(443)	5,958	5,304
Income from operations before income taxes	102,667	81,185	310,022	277,379
Income tax expense	(16,598)	(12,746)	(53,225)	(64,776)
Net income	86,069	68,439	256,797	212,603
Less: Net loss (gain) attributable to noncontrolling interest	1,670	(1,040)	3,724	710
Net income attributable to Wabtec shareholders	$87,739	$67,399	$260,521	$213,313
THIRD QUARTER 2018 COMPARED TO THIRD QUARTER 2017
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
In thousands	2018	2017	Percent Change
Freight Segment Sales	$391,577	$340,185	15.1%
Transit Segment Sales	686,237	617,746	11.1%
Net sales	1,077,814	957,931	12.5%
Income from operations	125,179	101,666	23.1%
Net income attributable to Wabtec shareholders	$87,739	$67,399	30.2%
The following table shows the major components of the change in sales in the third quarter of 2018 from the third quarter of 2017:

In thousands	Freight Segment	Transit Segment	Total
Third Quarter 2017 Net Sales	$340,185	$617,746	$957,931
Acquisitions	10,973	21,244	32,217
Change in Sales by Product Line:
Specialty Products & Electronics	25,584	21,240	46,824
Transit Products	—	24,466	24,466
Brake Products	6,360	8,913	15,273
Remanufacturing, Overhaul & Build	(4,128)	6,033	1,905
Other	18,196	687	18,883
Foreign exchange	(5,593)	(14,092)	(19,685)
Third Quarter 2018 Net Sales	$391,577	$686,237	$1,077,814

Net sales for the three months ended September 30, 2018 increased by $119.9 million, or 12.5%, to $1,077.8 million. The increase is primarily due to an organic increase of $46.8 million for Specialty Products and Electronics from higher demand for freight and transit original equipment rail products and train control and signaling products and services, a $24.5 million increase for Transit Products due to higher demand for transit original equipment rail products, and a $18.9 million organic increase for Other Products due to increased spare parts demand resulting from an increase in freight rail traffic. Additionally, sales from acquisitions increased sales by $32.2 million while unfavorable foreign exchange decreased sales by $19.7 million.
Freight Segment sales increased by $51.4 million, or 15.1%, mostly from an organic increase of $25.6 million for Specialty Products and Electronics due to higher demand for freight original equipment rail products and train control and signaling products and services. Additionally, Other Products sales increased $18.2 million from increased spare parts demand resulting from an increase in rail traffic, and sales from acquisitions increased sales $11.0 million. Unfavorable foreign exchange rates decreased sales by $5.6 million.
Transit Segment sales increased by $68.5 million, or 11.1%, primarily due to $24.5 million for Transit Products from increased demand for transit original equipment rail products, $21.2 million for Specialty Products and Electronics from increased demand for train control and signaling products and services and $21.2 million from sales related to acquisitions. These gains were partially offset by unfavorable foreign exchange rates of $14.1 million.
Cost of Sales The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended September 30, 2018
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$118,838	30.3%	$286,990	41.8%	$405,828	37.7%
Labor	73,234	18.7%	122,564	17.9%	195,798	18.2%
Overhead	67,492	17.2%	97,344	14.2%	164,836	15.3%
Other/Warranty	1,683	0.4%	7,657	1.1%	9,340	0.9%
Total cost of sales	$261,247	66.6%	$514,555	75.0%	$775,802	72.1%

	Three Months Ended September 30, 2017
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$129,912	38.2%	$283,376	45.9%	$413,288	43.1%
Labor	48,473	14.2%	81,828	13.2%	130,301	13.6%
Overhead	54,712	16.1%	90,508	14.7%	145,220	15.2%
Other/Warranty	2,630	0.8%	13,288	2.2%	15,918	1.7%
Total cost of sales	$235,727	69.3%	$469,000	76.0%	$704,727	73.6%
Cost of sales increased by $71.1 million to $775.8 million in the third quarter of 2018 compared to $704.7 million in the same period of 2017. In the third quarter of 2018, cost of sales as a percentage of sales was 72.1% compared to 73.6% in the same period of 2017. The decrease is primarily related to increased sales for train control and signaling products and services which resulted in a more favorable product sales mix. In addition, the 2017 results include $20.4 million of project adjustments which did not recur in 2018.
Freight Segment cost of sales decreased 2.7% as a percentage of sales to 66.6% in 2018 compared to 69.3% for the same period in 2017. The decrease is primarily related to increased sales for train control and signaling products and services which resulted in a more favorable product sales mix. In addition, the 2017 results include $5.5 million of project adjustments which did not recur in 2018.
Transit Segment cost of sales decreased 1.0% as a percentage of sales to 75.0% in the third quarter of 2018 from 76.0% for the same period of 2017. The decrease is primarily related to improved material savings across transit businesses, and $14.9 million of 2017 project adjustments related to material costs which did not recur in 2018. Labor costs as a percentage of sales increased due to a higher amount of labor hours incurred in train control and signaling products and services.

Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $18.2 million in the third quarter of 2018 compared to $17.1 million in the third quarter of 2017. The increase in warranty expense is primarily related to the increase in sales.
Operating expenses The following table shows our operating expenses for the periods indicated:

	Three Months Ended September 30,
In thousands	2018	Percentage of Sales	2017	Percentage of Sales
Selling, general and administrative expenses	$146,839	13.6%	$118,183	12.3%
Engineering expenses	20,132	1.9%	24,709	2.6%
Amortization expense	9,862	0.9%	8,645	0.9%
Total operating expenses	$176,833	16.4%	$151,537	15.8%
Total operating expenses as a percentage of sales increased 0.6% to 16.4% in 2018 compared to 15.8% for the same period in 2017. Selling, general, and administrative expenses increased $28.7 million, or 24.2%, primarily due to $7.2 million of costs related to the proposed GE Transportation transaction, $1.9 million of restructuring costs, $0.8 million of costs related to a goods and service tax law change in India, $4.6 million in incremental expense from acquisitions, $4.1 million in additional employee benefit costs, and the remaining from organic sales increases. In the same period of 2017, selling, general, and administrative expenses included $4.7 million of Faiveley Transport transaction and restructuring costs. Engineering expense decreased by $4.6 million, or 18.5%, due to timing of research and development expenses. Amortization expense increased $1.2 million due to amortization of intangibles associated with new acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Three Months Ended September 30,
In thousands	2018	2017	Percent Change
Freight Segment	$50,910	$43,034	18.3%
Transit Segment	110,945	101,386	9.4%
Corporate	14,978	7,117	110.5%
Total operating expenses	$176,833	$151,537	16.7%
Freight Segment operating expenses increased $7.9 million, or 18.3%, in 2018 and increased 30 basis points to 13.0% of sales. The increase is primarily attributable to increased sales volumes, and $2.6 million of incremental operating expenses from acquisitions.
Transit Segment operating expenses increased $9.6 million, or 9.4%, in 2018 but decreased 20 basis points to 16.2% of sales. The increase in expense is primarily attributable to increased sales volumes, $0.8 million of costs related to a goods and service tax law change in India, $2.8 million of incremental operating expenses from acquisitions, and $1.6 million of restructuring charges. In the same period of 2017, the transit segment costs included $3.4 million of Faiveley Transport transaction and restructuring charges.
Corporate non-allocated operating expenses increased $7.9 million in the three months ended September 30, 2018, primarily due to costs related to the proposed GE Transportation transaction.
Interest expense, net Interest expense, net, increased $3.7 million in 2018 because of additional interest expense associated with the Senior Notes issued on September 14, 2018 which will be used for the cash portion of the proposed GE Transportation transaction (see Footnote 8 for more details).
Other income (expense), net Other income/(expense), net, totaled $1.2 million of income in 2018 compared to $0.4 million of expense in 2017 primarily due to investment returns on pension assets recognized, offset by foreign currency losses in the current year.

Income taxes The effective income tax rate was 16.2% and 15.7% for the third quarter of 2018 and 2017, respectively. The increase in the effective rate for the three months ended September 30, 2018 is primarily related to $9.5 million of favorable deferred tax net benefits recorded in the three month period ended September 30, 2017. This was partially offset by the decrease in the U.S. statutory tax rate from 35% to 21% due to the U.S. tax reform bill which was enacted on December 22, 2017 and the recognition of $6.5 million of tax benefits in the three months ended September 30, 2018 as a result of adjustments to provisional amounts previously recorded related to the U.S. tax reform bill.
FIRST NINE MONTHS OF 2018 COMPARED TO FIRST NINE MONTHS OF 2017
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
In thousands	2018	2017	Percent Change
Freight Segment Sales	$1,183,389	$1,032,959	14.6%
Transit Segment Sales	2,062,282	1,773,259	16.3%
Net sales	3,245,671	2,806,218	15.7%
Income from operations	379,981	329,535	15.3%
Net income attributable to Wabtec shareholders	$260,521	$213,313	22.1%
The following table shows the major components of the change in sales for the nine months ended September 30, 2018 from the nine months ended September 30, 2017:

In thousands	Freight Segment	Transit Segment	Total
First Nine Months of 2017 Net Sales	$1,032,958	$1,773,260	$2,806,218
Acquisitions	44,717	61,703	106,420
Change in Sales by Product Line:
Specialty Products & Electronics	77,692	73,207	150,899
Transit Products	—	38,804	38,804
Brake Products	14,640	20,214	34,854
Remanufacturing, Overhaul & Build	(20,792)	8,470	(12,322)
Other	30,394	739	31,133
Foreign exchange	3,780	85,885	89,665
First Nine Months of 2018 Net Sales	$1,183,389	$2,062,282	$3,245,671
Net sales for the nine months ended September 30, 2018 increased by $439.5 million, or 15.7%, to $3,245.7 million. The increase is primarily due to an organic increase of $150.9 million for Specialty Products and Electronics due to higher demand for train control and signaling products and services, a $38.8 million increase for Transit Products due to higher demand for transit original equipment rail products, a $34.9 million increase for Brake Products due to higher demand for both freight and transit original equipment brakes, and a $31.1 million organic increase for Other Products mostly from increased spare parts demand resulting from an increase in freight rail traffic. Additionally, sales from acquisitions increased sales $106.4 million and favorable foreign exchange rates increased sales by $89.7 million.
Freight Segment sales increased by $150.4 million, or 14.6%, primarily due to an increase of $77.7 million for Specialty Products and Electronics sales from higher demand for freight original equipment rail products and train control and signaling products and services, and a $30.4 million organic increase for Other Products mostly from increased spare parts demand resulting from an increase in freight rail traffic. Acquisitions increased sales $44.7 million and favorable foreign exchange rates increased sales by $3.8 million.
Transit Segment sales increased by $289.0 million, or 16.3%, due to favorable foreign exchange rates of $85.9 million. Additionally, this total increase was aided by organic growth of $73.2 million for Specialty Products and Electronics because of higher demand for train control and signaling products and services, a $38.8 million increase for Transit Products due to higher demand for transit original equipment rail products, and a $20.2 million organic increase in Brake Products due to higher demand for original equipment transit brakes. Acquisitions increased sales by $61.7 million.

Cost of Sales The following table shows the major components of cost of sales for the periods indicated:

	Nine Months Ended September 30, 2018
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$409,513	34.6%	$854,772	41.4%	$1,264,285	39.0%
Labor	187,127	15.8%	358,541	17.4%	545,668	16.8%
Overhead	189,528	16.0%	263,939	12.8%	453,467	14.0%
Other/Warranty	7,341	0.6%	38,050	1.8%	45,391	1.4%
Total cost of sales	$793,509	67.0%	$1,515,302	73.4%	$2,308,811	71.2%

	Nine Months Ended September 30, 2017
In thousands	Freight	Percentage of Sales	Transit	Percentage of Sales	Total	Percentage of Sales
Material	$395,683	38.3%	$778,222	43.9%	$1,173,905	41.8%
Labor	140,679	13.6%	241,400	13.6%	382,079	13.6%
Overhead	164,503	15.9%	250,879	14.1%	415,382	14.8%
Other/Warranty	4,236	0.4%	33,743	1.9%	37,979	1.4%
Total cost of sales	$705,101	68.2%	$1,304,244	73.5%	$2,009,345	71.6%
Cost of Sales increased by $299.5 million to $2,308.8 million in the nine months ended September 30, 2018 compared to $2,009.3 million in the same period of 2017. For the nine months ended September 30, 2018, cost of sales as a percentage of sales was 71.2% compared to 71.6% in the same period of 2017.  The decrease as a percentage of sales is due to a more favorable product sales mix. In addition, the 2017 results include $20.4 million of project adjustments that did not recur in 2018.
Freight Segment cost of sales decreased 1.2% as a percentage of sales to 67.0% for the nine months ended September 30, 2018 compared to 68.2% for the same period in 2017. The decrease is primarily related to increased sales for train control and signaling products and services. In addition, the 2017 results include $5.5 million of project adjustments that did not recur in 2018.
Transit Segment cost of sales decreased 0.1% as a percentage of sales to 73.4% for the nine months ended September 30, 2018 from 73.5% for the same period of 2017. The decrease is primarily due to a more favorable product sales mix, and $14.9 million of 2017 project adjustments that did not recur in 2018. Labor costs as a percentage of sales increased due to a higher amount of labor hours incurred in train control and signaling products and services and higher labor costs on overhaul contracts in the UK which have a higher labor content.
Included in cost of sales is warranty expense. The provision for warranty expense is generally established for specific losses, along with historical estimates of customer claims as a percentage of sales, which can cause variability in warranty expense between quarters. Warranty expense was $45.7 million in the nine months ended September 30, 2018 compared to $33.1 million in the nine months ended September 30, 2017. The increase in warranty expense is primarily related to the increase in sales.
Operating expenses The following table shows our operating expenses for the periods indicated:

	Nine Months Ended September 30,
In thousands	2018	Percentage of Sales	2017	Percentage of Sales
Selling, general and administrative expenses	$465,197	14.3%	$368,788	13.1%
Engineering expenses	61,569	1.9%	71,511	2.5%
Amortization expense	30,113	0.9%	27,039	1.0%
Total operating expenses	$556,879	17.1%	$467,338	16.6%
Total operating expenses were 17.1% and 16.6% of sales for the nine months of 2018 and 2017, respectively.  Selling, general, and administrative expenses increased $96.4 million, or 26.1%, primarily due to $16.4 million of costs related to the proposed GE Transportation transaction, $5.2 million of restructuring costs, $4.8 million of cost related to a goods and service tax law change in India, $11.1 million of increased employee benefit costs, changes in foreign currency rates of $10.6 million, $14.6 million in incremental expense from acquisitions, and additional costs associated with higher organic sales volumes. In the same period of 2017, selling, general, and administrative expenses included $18.0 million of Faiveley Transport transaction and restructuring costs. Engineering expense decreased by $9.9 million, or 13.8%, primarily due to timing of research and development expenses. Amortization expense increased $3.1 million due to amortization of intangibles associated with acquisitions.
The following table shows our segment operating expense for the periods indicated:

	Nine Months Ended September 30,
In thousands	2018	2017	Percent Change
Freight Segment	$156,489	$132,048	18.5%
Transit Segment	360,186	313,632	14.8%
Corporate	40,204	21,658	85.6%
Total operating expenses	$556,879	$467,338	19.2%
Freight Segment operating expenses increased $24.4 million, or 18.5%, in the nine months ended September 30, 2018 and increased 40 basis points to 13.2% of sales. The increase is primarily attributable to increased sales volumes and $8.8 million of incremental operating expenses from acquisitions.
Transit Segment operating expenses increased $46.6 million, or 14.8%, in the nine months ended September 30, 2018 but decreased 20 basis points to 17.5% of sales. The increase is primarily attributable to increased sales volumes, $11.4 million due to foreign exchange, $8.7 million of incremental operating expenses from acquisitions, $4.8 million of cost due to a goods and service tax law change in India, and $4.4 million of restructuring costs. In the same period of 2017, the transit segment included $11.0 million of Faiveley Transport transaction and restructuring expenses.
Corporate non-allocated operating expenses increased $18.5 million in the nine months ended September 30, 2018 primarily due to the proposed GE Transportation transaction.
Interest expense, net Interest expense, net, increased $18.5 million in the nine months ended September 30, 2018 because of financing costs associated with the proposed GE Transportation transaction of $14.8 million. In addition, net interest expense in the prior year included a $2.2 million benefit related to the prepayment of debt assumed in the Faiveley Transport acquisition.
Other income, net Other income, net, totaled $6.0 million in the nine months ended September 30, 2018, compared to $5.3 million for the comparable period in 2017, primarily due to investment returns on pension assets recognized, offset by foreign currency losses.
Income taxes The effective income tax rate was 17.2% and 23.4% for the nine months ended September 30, 2018 and 2017, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The U.S. tax reform bill lowered the Federal statutory tax rate from 35% to 21% beginning January 1, 2018. The decrease in the effective rate for the nine months ended September 30, 2018 is the result of a higher earnings mix in lower tax jurisdictions as well as a benefit from the revision of the Company's accounting for the income tax effects of the Tax Act and the adjustment to the provisional amounts previously recorded which was partially offset by favorable deferred tax net benefits of $9.5 million recorded in the nine months ended September 30, 2017.

Liquidity and Capital Resources
Liquidity is provided by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine Months Ended September 30,
In thousands	2018	2017
Cash provided by (used for):
Operating activities	$38,038	$26,511
Investing activities	(104,160)	(905,872)
Financing activities	1,995,310	(70,049)
Increase/(decrease) in cash	$1,901,980	$(915,152)
Operating activities In the first nine months of 2018, cash provided by operations was $38.0 million. In the first nine months of 2017, cash provided operations was $26.5 million. Cash provided by operations in 2018 increased due higher net income of $44.2 million, partially offset by unfavorable working capital performance. The major components of working capital were as follows: unfavorable change in accrued liabilities and customer deposits of $64.9 million primarily due to the timing of cash receipts from customers for long term projects, an unfavorable change in inventory of $72.2 million due to efforts to ramp up production in anticipation of higher demand in late 2018, and an unfavorable change in accounts receivable of $40.0 million due to the timing of cash receipts. These unfavorable changes were partially offset by a favorable change in accounts payable of $125.6 million due to the timing of payments to suppliers and a favorable change in other assets and liabilities of $12.2 million.
Investing activities In the first nine months of 2018 and 2017, cash used for investing activities was $104.2 million and $905.9 million, respectively. The major components of the cash outflow in 2018 were $49.1 million in net cash paid for acquisitions and $64.2 million in additions to property, plant and equipment for investments in our facilities and manufacturing processes. This compares to $846.7 million in net cash paid for acquisitions and $60.3 million in property, plant, and equipment for investments in the first nine months of 2017. Refer to Note 4 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first nine months of 2018, cash provided by financing activities was $1,995.3 million which included $3,490.2 million in proceeds from the revolving credit facility and Senior Notes issued on September 14, 2018, $1,466.6 million in repayments of debt and $34.7 million of dividend payments. In the first nine months of 2017, cash used for financing activities was $70.0 million, which included $883.5 million in proceeds from the revolving credit facility, $918.9 million in repayments of debt on the revolving credit facility, $30.7 million of dividend payments, and $6.8 million related to payment of income tax withholding on share-based compensation.

On September 14, 2018 the Company issued $2.5 billion of senior notes with three different maturities.

•
Floating Rate Senior Notes due 2021 - The Company issued $500.0 million of Floating Rate Senior Notes due 2021 (the "Floating Rate Notes“). The Floating Rate Notes, which are non-callable for one year, were issued at 100% of face value. Interest on the Floating Rate Notes accrues at a floating rate per annum equal to three-month Libor plus 105 basis points. The interest rate for the Floating Rate Notes for the initial interest period will be the three-month Libor plus 105 basis points determined on September 12, 2018 and is payable quarterly on December 15, March 15, June 15, and September 15 of each year. The Company incurred $3.5 million of deferred financing costs related to the issuance of the Floating Rate Notes.

•
4.150% Senior Notes due 2024 - The Company issued $750.0 million of 4.150% Senior Notes due 2024 (the "2024 Notes"). The 2024 Notes were issued at 99.805% of face value. Interest on the 2024 Notes accrues at a rate of 4.150% per annum and is payable semi-annually on March 15 and September 15 of each year. The Company incurred $7.4 million of deferred financing costs related to the issuance of the 2024 Notes.

•
4.700% Senior Notes Due 2028 - The Company issued $1,250.0 million of 4.700% Senior Notes due 2028 (the "2028 Notes" and together with the Floating Rate Notes and 2024 Notes, the "Senior Notes"). The 2028 Notes were issued at 99.889% of face value. Interest on the 2028 Notes accrues at a rate of 4.700% per annum and is payable semi-annually on March 15 and September 15 of each year. The Company incurred $10.6 million of deferred financing costs related to the issuance of the 2028 Notes.

The net proceeds from the issuance and sale of the Senior Notes will be used to finance the cash portion of the GE Transportation acquisition. The principal balances are due in full at maturity. The Senior Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The indenture under which the Senior Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sales of assets, change in control, mergers and consolidations and the incurrence of liens.
The Company will be required to redeem the Senior Notes, in whole, on August 20, 2019 at a special mandatory redemption price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest from the last date on which interest was paid if:

•	the closing of the Transactions has not occurred by 5:00 p.m., New York City time, on August 20, 2019; or

•	the Merger Agreement and the Separation Agreement are terminated at any time prior to August 20, 2019.
Additionally, the interest rate payable on each series of Senior Notes will be subject to adjustments from time to time if either Moody's, S&P, or Fitch ceases to rate the Senior Notes of the applicable series or fails to make a rating of the Senior Notes of such series publicly available. Upon a downgrade in rating by either agency, the interest rates of corresponding Senior Notes would increase between 0.25% and 1.00% to current stated rate.
The Company is in compliance with the restrictions and covenants in the indenture under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.
2018 Refinancing Credit Agreement
On June 8, 2018, the Company entered into a credit agreement (the “2018 Refinancing Credit Agreement”), which replaced the Company’s then-existing “2016 Refinancing Credit Agreement.” As part of the 2018 Refinancing Credit Agreement, the Company entered into (i) a $1.2 billion revolving credit facility (the “Revolving Credit Facility”), which replaced the Company’s revolving credit facility under the 2016 Refinancing Credit Agreement, and includes a letter of credit sub-facility of up to $450.0 million and a swing line sub-facility of $75.0 million, (ii) a $350.0 million term loan (the “Refinancing Term Loan”), which refinanced the term loan under the 2016 Refinancing Credit Agreement, and (iii) a new $400.0 million delayed draw term loan (the “Delayed Draw Term Loan”). The 2018 Refinancing Credit Agreement also provided for a bridge loan facility (the “Bridge Loan Facility”) in an amount not to exceed $2.5 billion, such facility to become effective at the Company’s request. Commitments in respect of the Bridge Loan Facility were terminated upon the issuance and sale of the Notes on September 14, 2018. In addition, the 2018 Refinancing Credit Agreement contains an uncommitted accordion feature allowing the Company to request, in an aggregate amount not to exceed $600.0 million, increases to the borrowing commitments under the Revolving Credit Facility or a new incremental term loan commitment. At September 30, 2018, the Company had available bank borrowing capacity, net of $29.7 million of letters of credit, of approximately $1,170.3 million subject to certain financial covenant restrictions.
The Revolving Credit Facility matures on June 8, 2023 and is unsecured. The Refinancing Term Loan matures on June 8, 2021 and is unsecured. The Delayed Draw Term Loan matures on the third anniversary of the date on which it is borrowed and is unsecured. The applicable interest rate for borrowings under the 2018 Refinancing Credit Agreement includes interest rate spreads based on the lower of the pricing corresponding to (i) the Company’s ratio of total debt (less unrestricted cash up to $300.0 million) to EBITDA (“Leverage Ratio”) or (ii) the Company’s public rating, in each case that range between 1.000% and 1.875% for LIBOR/CDOR-based borrowings and 0.0% and 0.875% for Alternate Base Rate based borrowings. The obligations of the Company under the 2018 Refinancing Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
The 2018 Refinancing Credit Agreement contains customary representations and warranties by the Company and its subsidiaries, including customary use of materiality, material adverse effect, and knowledge qualifiers. The Company and its subsidiaries are also subject to (i) customary affirmative covenants that impose certain reporting obligations on the Company and its subsidiaries and (ii) customary negative covenants, including limitations on: indebtedness; liens; restricted payments; fundamental changes; business activities; transactions with affiliates; restrictive agreements; changes in fiscal year; and use of proceeds. In addition, the Company is required to maintain (i) an Interest Coverage ratio at least 3.00 to 1.00 over each period of four consecutive fiscal quarters ending on the last day of a fiscal quarter and (ii) a Leverage Ratio, calculated as of the last day of a fiscal quarter for a period of four consecutive fiscal quarters, of 3.25 to 1.00 or less; provided that, in the event the Company completes the Direct Sale and the Merger or any other material acquisition in which the cash consideration paid exceeds $500.0 million, the maximum Leverage Ratio permitted will be 3.75 to 1.00 at the end of the fiscal quarter in which such acquisition is consummated and each of the three fiscal quarters immediately following such fiscal quarter and 3.50 to 1.00 at the end of each of the fourth and fifth full fiscal quarters after the consummation of such acquisition. The Company is in compliance with the restrictions and covenants of the 2018 Refinancing Credit Agreement and does not expect that these measurements will limit the Company in executing its operating activities.
At September 30, 2018, the weighted average interest rate on the Company’s variable rate debt was 3.49%.  On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date is December 19, 2018.  The impact of the interest rate swap agreement converts a portion of the Company’s outstanding debt from a variable rate to a fixed-rate borrowing.  During the term of the interest rate swap agreement the interest rate on the notional value will be fixed at 2.56% plus the Alternate Rate margin.  As for this agreement, the Company is exposed to credit risk in the event of nonperformance by the counterparties.  However, since only the cash interest payments are exchanged, exposure is significantly less than the notional amount.  The counterparties are large financial institutions with excellent credit ratings and history of performance.  The Company currently believes the risk of nonperformance is negligible.
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
Company Stock Repurchase Plan
On February 8, 2016, the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $33.3 million remained. During the first nine months of 2018, the Company did not repurchase any shares, leaving $137.8 million remaining under the authorization. The Company intends to purchase shares on the open market or in negotiated block trades from time to time depending on market conditions. No time limit was set for the completion of the programs which conforms to the requirements under the 2016 and 2018 Refinancing Credit Agreements, as well as the senior notes currently outstanding.
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
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. The Company’s variable rate debt represents 19% and 38% of total long-term debt at September 30, 2018 and December 31, 2017, respectively. To mitigate the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward interest rate swap agreements which convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Refer to Note 8 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2018, approximately 34% of Wabtec’s net sales were to customers in the United States, 8% in the United Kingdom, 7% in Germany, 6% in Canada, 5% in France, 5% in Mexico 4% in Italy, 4% in India, 4% in China, 4% in Australia, and 19% in other international locations. To mitigate the impact of changes in currency exchange rates, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2018. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Except as described below, there have been no material changes regarding the Company’s commitments and contingencies as described in Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven patents owned by Siemens, all of which relate to Positive Train Control technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company’s Positive Train Control Products. The Company has filed Answers, and asserted counterclaims, in response to Siemens’ complaints. Additionally, after filings by the Company, the US Patent & Trademark Office has granted Inter-Parties Review proceedings on ten (10) of the patents asserted by Siemens to contest their validity; the hearings began in April 2018 and will continue through November 2018. As of October 24, 2018, the USPTO has issued a decision in only one of the IPR hearings, finding the Siemens patent claims at issue in that hearing to be invalid. Despite the pendency of the remaining IPR proceedings, a trial is scheduled for January 19, 2019 on Siemens’ infringement claims.

Wabtec’s counterclaims alleging that Siemens has violated three (3) of Wabtec’s patents have been severed from the initial case and are now a separate case pending in federal district court in Delaware. On August 1, 2018, Wabtec’s motion for a preliminary injunction against Siemens was denied after a hearing. On July 19, 2018, Siemens moved to amend its pleadings in this case to add new counterclaims alleging violations of federal antitrust and state trade practices laws; Siemens’ motion to amend was granted on October 3, 2018. Wabtec will file responsive pleadings and/or motions.

Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“Denver Transit”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed. Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, Denver Transit alleged that total damages were $36.8 million through July 31, 2017 and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. Denver Transit has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied Denver Transit's assertions, asserting that its system satisfied the contractual requirements. No formal claim has been filed against Xorail by Denver Transit. Xorail has worked with Denver Transit to modify its system to meet the FRA's and PUC's previously undefined approval requirements. On September 28, 2017, the FRA granted a five year approval of the modified wireless crossing system as currently implemented. On March 28, 2018, the PUC granted its approval of the modified wireless crossing system as currently implemented, consistent with the approval previously granted by the FRA. In August 2018, Denver Transit completed the process of certifying the crossings and eliminating the use of flaggers. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements. The complaint generally supports Xorail’s position and does not name or implicate Xorail.

On April 3, 2018, the United States Department of Justice entered into a proposed consent decree resolving allegations that the Company and Knorr-Bremse AG had maintained unlawful agreements not to compete for each other’s employees.  The allegations also related to Faiveley Transport before it was acquired by the Company in November 2016.  The proposed consent decree is pending review and approval by the U.S. District Court for the District of Columbia.  No monetary fines or penalties have been imposed on the Company.  The Company elected to settle this matter with the Department of Justice to avoid the cost and distraction of litigation. As of July 16, 2018, putative class action lawsuits have been filed in several different federal district courts naming the Company and Knorr as defendants in connection with the allegations contained in the proposed consent decree.  The lawsuits seek unspecified damages on behalf of employees of the Company (including Faiveley Transport) and Knorr allegedly caused by the defendants’ actions.  A federal Multi-District Litigation (MDL) Panel decided that cases will be consolidated and heard in the Western District of Pennsylvania. As of October 15, 2018, a total of at least 30 plaintiffs have filed class action claims relating to the alleged conspiracy. The litigation is in its very early stages and the Company does not believe that it has diminished competition for talent in the marketplace and intends to contest these claims vigorously.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2018:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 2018	—	—	—	$137,824
August 2018	—	$—	—	$137,824
September 2018	—	$—	—	$137,824
Total quarter ended September 30, 2018	—	$—	—	$137,824

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
The following exhibits are being filed with this report:

2.1
Ninth Supplemental Indenture, dated September 14, 2018, by and among Westinghouse Air Brake Technologies Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 14, 2018).

2.2	Form of Floating Rate Senior Note due 2021 (included in Exhibit 2.1).

2.3	Form of 4.150% Senior Note due 2024 (included in Exhibit 2.1).

2.4	Form of 4.700% Senior Note due 2028 (included in Exhibit 2.1).

2.5	Form of Notation of Guaranty (included in Exhibit 2.1).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	October 30, 2018