Form 10-Q
period 2019-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2019-05-09
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Emerging growth company	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	WAB	New York Stock Exchange
As of April 30, 2019, there were 162,817,600 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
March 31, 2019
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In thousands, except shares and par value	March 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$512,870	$580,908
Restricted cash	—	1,761,446
Accounts receivable	1,271,198	801,193
Unbilled accounts receivable	455,626	345,585
Inventories	1,947,220	844,886
Other current assets	194,223	115,649
Total current assets	4,381,137	4,449,667
Property, plant and equipment	2,133,778	1,036,550
Accumulated depreciation	(498,812)	(472,813)
Property, plant and equipment, net	1,634,966	563,737
Other Assets
Goodwill	8,142,473	2,396,544
Other intangibles, net	4,364,021	1,129,880
Other noncurrent assets	555,308	109,406
Total other assets	13,061,802	3,635,830
Total Assets	$19,077,905	$8,649,234

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,187,261	$589,449
Customer deposits	573,244	373,538
Accrued compensation	273,449	173,183
Accrued warranty	217,752	135,636
Current portion of long-term debt	321,308	64,099
Other accrued liabilities	681,421	310,785
Total current liabilities	3,254,435	1,646,690
Long-term debt	4,641,286	3,792,774
Accrued postretirement and pension benefits	96,533	95,446
Deferred income taxes	176,116	198,269
Accrued warranty	31,563	18,066
Other long-term liabilities	1,097,526	28,914
Total Liabilities	9,297,459	5,780,159
Commitments and contingencies (Note 16)
Equity
Convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, 10,000 and no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized:
198,131,716 and 132,349,534 shares issued and 162,817,600 and 96,614,946 outstanding
at March 31, 2019 and December 31, 2018, respectively	1,981	1,323
Additional paid-in capital	7,796,270	914,568
Treasury stock, at cost, 35,314,116 and 35,734,588 shares,
at March 31, 2019 and December 31, 2018, respectively	(807,214)	(816,145)
Retained earnings	3,005,809	3,021,968
Accumulated other comprehensive income (loss)	(309,000)	(256,583)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	9,687,846	2,865,131
Noncontrolling interest	92,600	3,944
Total Equity	9,780,446	2,869,075
Total Liabilities and Equity	$19,077,905	$8,649,234
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended March 31,
In thousands, except per share data	2019	2018

Net sales:
Sales of goods	$1,434,509	$1,010,677
Sales of services	159,108	45,500
Total net sales	1,593,617	1,056,177
Cost of sales:
Cost of goods	(1,073,571)	(709,278)
Cost of services	(131,029)	(36,018)
Total cost of sales	(1,204,600)	(745,296)
Gross profit	389,017	310,881
Operating expenses:
Selling, general and administrative expenses	(259,723)	(147,201)
Engineering expenses	(34,545)	(22,049)
Amortization expense	(27,442)	(10,352)
Total operating expenses	(321,710)	(179,602)
Income from operations	67,307	131,279
Other income and expenses:
Interest expense, net	(44,569)	(20,284)
Other (expense) income, net	(8,228)	2,586
Income from operations before income taxes	14,510	113,581
Income tax expense	(18,523)	(26,124)
Net (loss) income	(4,013)	87,457
Less: Net (gain) loss attributable to noncontrolling interest	(459)	909
Net (loss) income attributable to Wabtec shareholders	(4,472)	88,366

Earnings Per Common Share
Basic
Net (loss) income attributable to Wabtec shareholders	$(0.04)	$0.92
Diluted
Net (loss) income attributable to Wabtec shareholders	$(0.04)	$0.92

Weighted average shares outstanding
Basic	121,226	95,810
Diluted	121,226	96,371

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended March 31,
In thousands	2019	2018

Net (loss) income attributable to Wabtec shareholders	$(4,472)	$88,366
Foreign currency translation (loss) gain	(46,553)	77,967
Unrealized (loss) gain on derivative contracts	(4,093)	2,066
Unrealized loss on pension benefit plans and post-retirement benefit plans	(3,622)	(430)
Other comprehensive (loss) income before tax	(54,268)	79,603
Income tax (benefit) expense related to components of
other comprehensive income	1,851	(595)
Other comprehensive (loss) income, net of tax	(52,417)	79,008
Comprehensive (loss) income attributable to Wabtec shareholders	$(56,889)	$167,374

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended March 31,
In thousands, except per share data	2019	2018

Operating Activities
Net (loss) income	$(4,013)	$87,457
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	55,962	27,854
Stock-based compensation expense	8,526	5,696
Loss (gain) on disposal of property, plant and equipment	1,028	(24)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(51,614)	(66,347)
Inventories	75,300	(50,755)
Accounts payable	(116,375)	32,096
Accrued income taxes	18,396	14,004
Accrued liabilities and customer deposits	(59,978)	(1,529)
Other assets and liabilities	104,106	(24,252)
Net cash provided by operating activities	31,338	24,200
Investing Activities
Purchase of property, plant and equipment	(29,720)	(17,466)
Proceeds from disposal of property, plant and equipment	786	7,898
Acquisitions of businesses, net of cash acquired	(2,710,714)	(34,297)
Net cash used for investing activities	(2,739,648)	(43,865)
Financing Activities
Proceeds from debt	1,736,521	306,610
Payments of debt	(837,744)	(266,347)
Proceeds from exercise of stock options and other benefit plans	25	2,873
Payment of income tax withholding on share-based compensation	(4,125)	(2,937)
Cash dividends ($0.12 and $0.12 per share for the three months
ended March 31, 2019 and 2018, respectively)	(11,687)	(11,531)
Net cash provided by financing activities	882,990	28,668
Effect of changes in currency exchange rates	(4,164)	7,482
(Decrease) increase in cash	(1,829,484)	16,485
Cash, cash equivalents and restricted cash beginning of period	2,342,354	233,401
Cash and cash equivalents end of period	$512,870	$249,886

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Common Stock	Additional Paid-in	Treasury Stock	Treasury Stock	Retained	Accumulated Other	Non-controlling
In thousands, except share and per share data	Shares	Amount	Capital	Shares	Amount	Earnings	Comprehensive Loss	Interest	Total
Balance, December 31, 2017	132,349,534	1,323	906,616	(36,315,182)	(827,379)	2,773,300	(44,992)	19,664	2,828,532
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(11,531)	—	—	(11,531)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(4,511)	193,013	3,222	—	—	—	(1,289)
Stock based compensation	—	—	5,696	—	—	—	—	—	5,696
Net income (loss)	—	—	—	—	—	88,366	—	(909)	87,457
Other comprehensive income, net of tax	—	—	—	—	—	—	79,008	—	79,008
Other owner changes	—	—	—	—	—	—	—	356	356
Balance, March 31, 2018	132,349,534	$1,323	$907,801	(36,122,169)	$(824,157)	$2,850,135	$34,016	$19,111	$2,988,229

Balance, December 31, 2018	132,349,534	1,323	914,568	(35,734,588)	(816,145)	3,021,968	(256,583)	3,944	2,869,075
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(11,687)	—	—	(11,687)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(14,446)	420,472	8,931	—	—	—	(5,515)
Stock based compensation	—	—	8,526	—	—	—	—	—	8,526
Net (loss) income	—	—	—	—	—	(4,472)	—	459	(4,013)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(52,417)	—	(52,417)
Acquisition of General Electric Transportation	65,782,182	658	6,887,622	—	—	—	—	86,765	6,975,045
Other owner changes	—	—	—	—	—	—	—	1,432	1,432
Balance, March 31, 2019	198,131,716	$1,981	$7,796,270	(35,314,116)	$(807,214)	$3,005,809	$(309,000)	$92,600	$9,780,446

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global passenger transit and freight rail industries. Our highly engineered products enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2019, approximately 61% of the Company’s revenues came from customers outside the United States.

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
The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2018. The December 31, 2018 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled Accounts Receivable” while the noncurrent contract assets are classified as other assets under the caption "Other Noncurrent Assets" on the consolidated balance sheet. Noncurrent contract assets were $119.2 million at March 31, 2019 and were not material at December 31, 2018, respectively. Included in noncurrent contract assets are certain costs that are specifically related to a contract, however, do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and not consider unbilled amounts anticipated to be paid within one year as significant financing components.

Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer Deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other Long-Term Liabilities" on the consolidated balance sheet. Noncurrent contract liabilities were $58.1 million at March 31, 2019 and were not material at December 31, 2018. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $81.5 million and $71.2 million at March 31, 2019 and December 31, 2018, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the consolidated balance sheet.
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
Generally, the Company’s revenue contains a single performance obligation for each distinct good; however, a single contract may have multiple performance obligations comprising multiple promises to customers. Performance obligations are determined based on customer's intended use of products and services. Less complex products principally result in each completed product being a separate performance obligation recognized at a point in time. More complex products or services principally result in a single performance obligation as a customer is either procuring bundled offering that is managed or utilized on a combined basis or there are multiple complex goods or services in the contract, which are substantially the same and recognized over time. When there are multiple performance obligations, revenue is allocated based on the relative stand-alone selling price. Pricing is defined in our contracts on a line item basis and includes an estimate of variable consideration when required by the terms of the individual customer contract. Types of variable consideration the Company typically has include volume discounts, prompt payment discounts, liquidating damages, and performance bonuses. Sales returns and allowances are also estimated and recognized in the same period the related revenue is recognized, based upon the Company’s experience.
Remaining performance obligations represent the transaction price of firm customer orders subject to standard industry cancellation provisions and substantial scope-of-work adjustments. As of March 31, 2019, the Company's remaining performance obligations were $22.0 billion. The Company expects to recognize revenue of approximately 27% of remaining performance obligation over the next 12 months, with the remainder recognized thereafter.
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
Financial Derivatives and Hedging Activities As part of its risk management strategy, the Company utilizes derivative financial instruments to mitigate the impact of changes in foreign currencies and interest rates on earnings and cash flow. For further information regarding financial derivatives and hedging activities, refer to Footnotes 14 and 15.
Foreign Currency Translation Certain of our international operations have determined that the local currency is the functional currency whereas others have determined the U.S. dollar is their functional currency. Assets and liabilities of foreign subsidiaries where the functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the period. Foreign currency gains and losses resulting from transactions and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of ASC 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings.
Noncontrolling Interests In accordance with ASC 810 "Consolidation", the Company has classified noncontrolling interests as equity on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. Net income attributable to noncontrolling interests was $0.5 million for the three months ended March 31, 2019. Net loss attributable to noncontrolling interests was $0.9 million for the three months ended March 31, 2018.
Recently Issued Accounting Pronouncements In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in this update eliminate the requirement to perform Step 2 of the goodwill impairment test. Instead, an entity should perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value up to the carrying amount of the goodwill. The ASU is effective for public companies in the fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The impact of adopting this guidance could result in a change in the overall conclusion as to whether or not a reporting unit's goodwill is impaired and the amount of an impairment charge recognized in the event a reporting units' carrying value exceeds its fair value. All of the Company's reporting units had fair values that were substantially greater than the carrying value as of the Company's last quantitative goodwill impairment test, which was performed as of October 1, 2018.
Recently Adopted Accounting Pronouncements In February 2018, FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this update address certain stranded income tax effects in accumulated other comprehensive income ("AOCI") resulting from the Tax Cuts and Jobs Act (the "Tax Act"). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Act. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Act related to items in AOCI. The updated guidance became effective for reporting periods beginning after December 15, 2018. The Company adopted this accounting standard at the beginning of the period and elected to not retrospectively apply the new standard. The impact of adopting the new standard was not material to the consolidated statement of income or the consolidated balance sheet.
In February 2016, FASB issued ASU No. 2016-02, "Leases (Topic 814)" which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with terms less than 12 months, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. This guidance became effective for the Company on January 1, 2019. The Company elected the practical expedient which does not require the capitalization of leases with terms of 12 months or less. And the Company did not elect the practical expedient which allows hindsight to be used to determine the term of a lease. The Company adopted the standard using the transition alternative, which allowed for the application of the guidance at beginning of the period in which it is adopted, rather than requiring the adjustment of prior comparative periods. For further information regarding the Company's adoption of the new standard, see Footnote 7.
Other Comprehensive Income (Loss) Comprehensive income comprises both net income and the change in equity from transactions and other events and circumstances from nonowner sources.
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2019 are as follows:

In thousands	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2018	$(202,204)	$(53)	$(54,326)	$(256,583)
Other comprehensive income (loss) before reclassifications	(46,553)	(3,111)	(3,305)	(52,969)
Amounts reclassified from accumulated other
comprehensive income	—	—	552	552
Net current period other comprehensive income (loss)	(46,553)	(3,111)	(2,753)	(52,417)
Balance at March 31, 2019	$(248,757)	$(3,164)	$(57,079)	$(309,000)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(366)	Other income (expense), net
Amortization of net loss	1,092	Other income (expense), net
	726	Other income (expense), net
	(174)	Income tax expense
	$552	Net income

Derivative contracts
Realized loss on derivative contracts	$—	Interest expense, net
	—	Income tax expense
	$—	Net income
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2018 are as follows:

	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2017	$5,063	$4,015	$(54,070)	$(44,992)
Other comprehensive income (loss) before reclassifications	77,967	920	(847)	78,040
Amounts reclassified from accumulated other
comprehensive income	—	448	520	968
Net current period other comprehensive income (loss)	77,967	1,368	(327)	79,008
Balance at March 31, 2018	$83,030	$5,383	$(54,397)	$34,016

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2018 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(375)	Other income (expense), net
Amortization of net loss	1,093	Other income (expense), net
	718	Other income (expense), net
	(198)	Income tax expense
	$520	Net income

Derivative contracts
Realized loss on derivative contracts	$679	Interest expense, net
	(231)	Income tax expense
	$448	Net income

3. ACQUISITIONS
General Electric Transportation
Wabtec, General Electric Company ("GE"), GE Transportation, a Wabtec Company formerly known as Transportation System Holdings Inc. ("SpinCo"), which was a newly formed wholly owned subsidiary of GE, and Wabtec US Rail Holdings, Inc. ("Merger Sub"), which was a newly formed wholly owned subsidiary of the Company, entered into the Original Merger Agreement on May 20, 2018, and GE, SpinCo, Wabtec and Wabtec US Rail, Inc. ("Direct Sale Purchaser") entered into the Original Separation Agreement on May 20, 2018, which together provided for the combination of Wabtec and GE Transportation. The Original Merger Agreement and Original Separation Agreement were subsequently amended on January 25, 2019 and the Merger was completed on February 25, 2019.
As part of the Merger, certain assets of GE Transportation ("GET"), including the equity interests of certain pre-Transaction subsidiaries of GE that compose part of GE Transportation, were sold to Direct Sale Purchaser for a cash payment of $2.875 billion, and Direct Sale Purchaser assumed certain liabilities of GE Transportation in connection with this purchase (the "Direct Sale"). Thereafter, GE transferred the SpinCo Business to SpinCo and its subsidiaries (to the extent not already held by SpinCo and its subsidiaries), and SpinCo issued to GE shares of SpinCo Class A preferred stock, SpinCo Class B preferred stock, SpinCo Class C preferred stock and additional shares of SpinCo common stock in the SpinCo Transfer. Following this issuance of additional SpinCo common stock to GE, and immediately prior to the Distribution, GE owned 8,700,000,000 shares of SpinCo common stock, 15,000 shares of SpinCo Class A preferred stock, 10,000 shares of SpinCo Class B preferred stock and one share of SpinCo Class C preferred stock, which constituted all of the outstanding stock of SpinCo.
Following the Direct Sale, GE distributed the Distribution Shares of SpinCo in a spin-off transaction to its stockholder. Immediately after the Distribution, Merger Sub merged with and into SpinCo, whereby the separate corporate existence of Merger Sub ceased and SpinCo continued as the surviving company and a wholly owned subsidiary of Wabtec (except with respect to shares of SpinCo Class A preferred stock held by GE). In the Merger, subject to adjustment in accordance with the Merger Agreement, each share of SpinCo common stock converted into the right to receive a number of shares of Wabtec common stock based on the common stock exchange ratio set forth in the Merger Agreement and the share of SpinCo Class C preferred stock was converted into the right to receive (a) 10,000 shares of Wabtec convertible preferred stock and (b) a number of shares of Wabtec common stock equal to 9.9% of the fully-diluted pro forma Wabtec shares. Immediately prior to the Merger, Wabtec paid $10.0 million in cash to GE in exchange for all of the shares of SpinCo Class B preferred stock.
Upon consummation of the Merger Wabtec issued 46,763,975 shares of common stock to the holders of GE common stock, 19,018,207 shares of common stock to GE and 10,000 shares of preferred stock to GE and made a cash payment to GE of $2.885 billion. As a result and calculated based on Wabtec’s outstanding common stock on a fully-diluted, as-converted and as-exercised basis, as of December 31, 2018, approximately 49.2% of the outstanding shares of Wabtec common stock was held collectively by GE and holders of GE common stock (with 9.9% to be held by GE directly in shares of Wabtec common stock and 15% underlying the shares of Wabtec convertible preferred stock to be held by GE) and approximately 50.8% of the outstanding shares of Wabtec common stock would be held by pre-Merger Wabtec stockholders, in each case calculated on a fully-diluted, as-converted and as-exercised basis. Following the Merger, GE also retained 15,000 shares of SpinCo Class A non-voting preferred stock, and Wabtec held 10,000 shares of SpinCo Class B non-voting preferred stock. The shares of Wabtec common stock and Wabtec convertible preferred stock held by GE are subject to GE’s obligations under the Shareholders Agreement, including, among other things, and in each case subject to certain exceptions, (i) restrictions on the ability to sell, transfer or otherwise divest such shares for a period of 30 days and (ii) an obligation to sell, transfer or otherwise divest (A) by no later than 120 days following the closing date of the Merger, GE’s (and its affiliates’) ownership of Wabtec common stock and/or Wabtec convertible preferred stock so that GE (together with its affiliates) beneficially owns not less than 14.9% and not more than 19.9% of the number of shares of Wabtec common stock that were outstanding immediately after the closing of the Merger, (B) by no later than one year following the closing date of the Merger, GE’s (and its affiliates’) ownership of Wabtec common stock and/or Wabtec convertible preferred stock so that GE (together with its affiliates) beneficially owns not more than 18.5% of the number of shares of Wabtec common stock that were outstanding immediately after the closing of the Merger, in each case of clauses (A) and (B) treating the Wabtec convertible preferred stock as the Wabtec common stock into which it is convertible both for purposes of determining the number of shares of Wabtec common stock owned and for purposes of determining the number of shares of Wabtec common stock outstanding and (C) by no later than the third anniversary of the closing date of the Merger, all of the subject shares that GE (together with its affiliates) beneficially owns, and (iii) an obligation to vote all of such shares of Wabtec common stock in the proportion required under the Shareholders Agreement.
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
On May 6, 2019, GE completed the sale of approximately 8,780 shares of Wabtec's Series A Preferred stock which converted upon the sale to 25,300,000 shares of Wabtec's common stock. After the sale Wabtec had approximately 1,220 shares of Series A Preferred Stock outstanding convertible to approximately 3,515,500 shares of common stock and GE's aggregate beneficial ownership percentage of the Company was reduced from approximately 24.9% to approximately 11.7% on a fully-diluted, as-converted and as-exercised basis. In conjunction with this secondary offering the Company waived the requirement under the Shareholders Agreement for GE to maintain ownership of at least 14.9% of Wabtec's stock for 120 days following the closing date of the Merger. The Company did not receive any proceeds from the sale of these shares.
Total future consideration to be paid by Wabtec to GE includes a fixed payment of $470.0 million, which is directly related to the timing of tax benefits expected to be realized by Wabtec as a result of the merger. This payment is considered contingent consideration because the timing of cash payments to GE is directly related to the future timing of tax benefits received by the Company as a result of the merger. The estimated total value of the consideration to be paid by Wabtec in the Transactions is approximately $10.3 billion, including the cash paid for the Direct Sales Assets, equity transferred for SpinCo, contingent consideration, assumed debt and net of cash acquired. The estimated consideration is based on the Company’s closing share price of $73.36 on February 22, 2019 and the preliminary fair value of the contingent consideration. The value of the preliminary purchase price consideration could change when the Company has completed the detailed valuation of the contingent consideration and other necessary calculations.
The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3. The March 31, 2019 consolidated balance sheet includes the assets and liabilities of GET, which have been initially measured at fair value. The noncontrolling interest includes equity interests in GET's Brazil operations held by third parties on the date of acquisition. At the time of acquisition, quotable market prices of the noncontrolling interest existed; therefore, the noncontrolling interest in the GET Brazil operations were measured using a Level 1 input. In April 2019, the Company acquired the noncontrolling interest in GET's Brazil operations for $56.2 million which approximated the fair value assigned to the noncontrolling interest on the date of acquisition. The remaining noncontrolling interest value was determined based on inputs that are not observable in the market and are considered Level 3.

The following table summarizes the preliminary fair values of the GET assets acquired and liabilities assumed:

In thousands
Assets acquired
Cash and cash equivalents	$174,334
Accounts receivable	530,054
Inventories	1,179,439
Other current assets	64,464
Property, plant, and equipment	1,071,402
Goodwill	5,783,358
Trade names	50,000
Customer relationships	529,984
Intellectual property	1,219,968
Backlog	1,480,000
Other noncurrent assets	234,823
Total assets acquired	12,317,826
Liabilities assumed
Current liabilities	1,495,438
Contingent consideration	440,000
Other noncurrent liabilities	523,801
Total liabilities assumed	2,459,239
Net assets acquired	9,858,587
Noncontrolling interest	$86,765
These estimates are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. Substantially all of the accounts receivable acquired are expected to be collectible. Trade names, customer relationships, patents and backlog intangible assets are all subject to amortization. Contingent liabilities assumed as part of the transaction were not material. The contingent liabilities are related to legal and tax matters. Contingent liabilities are recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. Included in other noncurrent liabilities are customer contracts whose terms are unfavorable compared to market terms at the date of acquisition.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits, including synergies, assembled workforce, that are expected to be achieved as a result of the acquisition. Substantially all of the purchased goodwill is expected to be deductible for tax purposes. The goodwill has been preliminarily allocated to the Freight segment.
For the 34 day period ended March 31, 2019, the Company's consolidated statement of income included $495.0 million of revenues and $0.5 million of operating income from GET. Acquisition related costs were approximately $58.9 million for the three months ended March 31, 2019 and are included in selling, general and administrative expenses on the consolidated statements of income.
Other Acquisitions
The Company has made the following acquisition operating as a business unit or component of a business unit in the Transit Segment:

•
On March 22, 2018, the Company acquired Annax GmbH ("Annax"), a leading supplier of public address and passenger information systems for transit vehicles, for a purchase price of approximately $28.7 million, net of cash acquired, resulting in final goodwill of $27.2 million, none of which will be deductible for tax purposes.

The acquisitions listed above include escrow deposits of $13.2 million, which act as security for indemnity and other claims in accordance with the purchase and related escrow agreements.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the acquisition for Annax.

Annax
In thousands	March 22, 2018
Current assets	$32,831
Property, plant & equipment	674
Goodwill	27,188
Other intangible assets	11,715
Total assets acquired	72,408
Total liabilities assumed	(43,741)
Net assets acquired	$28,667
The total goodwill and other intangible assets for the acquisition listed in the table above was $38.9 million, of which $27.2 million and $11.7 million was related to goodwill and other intangible assets, respectively. Of the allocation of $11.7 million of total acquired other intangible assets, $3.8 million was assigned to trade names and $7.5 million was assigned to customer relationships. The trade names were determined to have indefinite useful lives, while the customer relationships’ average useful lives are 20 years.
The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2018:

In thousands	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net sales	$2,079,771	$1,881,724
Gross profit	543,480	553,681
Net income attributable to Wabtec shareholders	83,277	77,275
Diluted earnings per share
As Reported	$(0.04)	$0.92
Pro forma	$0.44	$0.41

4. INVENTORIES
The components of inventory, net of reserves, were:

In thousands	March 31, 2019	December 31, 2018
Raw materials	$822,178	$465,873
Work-in-progress	435,565	154,485
Finished goods	689,477	224,528
Total inventories	$1,947,220	$844,886

5. INTANGIBLES
The change in the carrying amount of goodwill by segment for the three months ended March 31, 2019 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2018	$713,391	$1,683,153	$2,396,544
Additions	5,783,358	—	5,783,358
Foreign currency impact	(15,315)	(22,114)	(37,429)
Balance at March 31, 2019	$6,481,434	$1,661,039	$8,142,473

As of March 31, 2019 and December 31, 2018, the Company’s trade names had a net carrying amount of $624.6 million and $582.8 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the GET trade name, to which the company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In thousands	March 31, 2019	December 31, 2018
Intellectual property, patents, non-compete and other intangibles, net of accumulated
amortization of $51,127 and $42,446	$2,697,919	$15,328
Customer relationships, net of accumulated amortization
of $168,774 and $158,533	1,041,551	531,761
Total	$3,739,470	$547,089
The weighted average remaining useful life of intellectual property, customer relationships and other intangibles were 10 years, 18 years and 13 years, respectively. Amortization expense for intangible assets was $27.4 million for the three months ended March 31, 2019, and $10.4 million for the three months ended March 31, 2018, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

Remainder of 2019	$191,746
2020	254,053
2021	253,908
2022	253,596
2023	253,258

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
The change in the carrying amount of contract assets and contract liabilities for the three months ended March 31, 2019 is as follows:

In thousands	Contract Assets
Balance at beginning of year	$345,585
Acquisitions	238,665
Recognized in current year	188,299
Reclassified to accounts receivable	(196,973)
Foreign currency impact	(756)
Balance at March 31, 2019	$574,820

In thousands	Contract Liabilities
Balance at beginning of year	$444,805
Acquisitions	274,054
Recognized in current year	205,272
Amounts in beginning balance reclassified to revenue	(204,388)
Current year amounts reclassified to revenue	(6,421)
Foreign currency impact	(424)
Balance at March 31, 2019	$712,898

7. LEASES
During the March 2019 quarter, the Company adopted ASU No. 2016-02, "Leases (Topic 842)," which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of our fiscal year, January 1, 2019. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.
The Company leases property and equipment under finance and operating leases. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of our leases include rental escalation clauses, renewal options, and/or termination options that are factored into our determination of lease payments when appropriate. The Company does not separate lease and non-lease components contracts.
As most of the Company's leases do not provide a readily stated discount rate, the Company must estimate our incremental borrowing rate to discount lease payments. We have established discount rates by geographic region ranging from 1.19% to 12.26%.
Lease Expense for the quarter is as follows:

Three Months Ended March 31,
(in thousands)	2019
Operating Lease Expense	$13,397
Finance Lease Expense
Amortization of Leased Assets	271
Interest on Lease Liabilities	4
Short-term and Variable Lease Expense	105
Sublease Income	(138)
Total	$13,639
Maturity of Lease Liabilities:

(in thousands)	Operating Leases	Finance Leases	Total
Remaining 2019	$38,094	$278	$38,372
2020	44,455	377	44,832
2021	36,350	180	36,530
2022	29,824	121	29,945
2023	25,377	121	25,498
Thereafter	106,069	348	106,417
Total Lease Payments	280,169	1,425	281,594
Less: Present Value Discount	(30,949)	(5)	(30,954)
Present Value Lease Liabilities	$249,220	$1,420	$250,640
Lease Term and Discount Rate:

Three Months Ended March 31,
2019
Weighted-average remaining lease term (years)
Operating Leases	8.44
Finance Leases	5.68
Weighted-average discount rate
Operating Leases	3.00%
Finance Leases	1.19%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

In thousands	March 31, 2019	December 31, 2018
Floating Senior Notes, due 2021, net of unamortized debt issuance costs of $2,904 and $3,204	$497,096	$496,796
4.150% Senior Notes, due 2024, net of unamortized debt issuance costs of $6,703 and $7,043	743,297	742,957
4.70% Senior Notes, due 2028, net of unamortized debt issuance costs of $10,076 and $10,343	1,239,924	1,239,657
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $1,661 and $1,718	748,339	748,282
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,113 and $1,177	248,888	248,823
Revolving Credit Facility, net of unamortized debt issuance costs of $2,865 and $3,138	1,226,903	338,112
Other Borrowings	258,147	42,246
Total	4,962,594	3,856,873
Less - current portion	321,308	64,099
Long-term portion	$4,641,286	$3,792,774
On September 14, 2018, the Company issued $2.5 billion of senior notes with three different maturities.

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

•
4.15% Senior Notes due 2024 - The Company issued $750.0 million of 4.15% Senior Notes due 2024 (the "2024 Notes"). The 2024 Notes were issued at 99.805% of face value. Interest on the 2024 Notes accrues at a rate of 4.15% per annum and is payable semi-annually on March 15 and September 15 of each year. The Company incurred $7.4 million of deferred financing costs related to the issuance of the 2024 Notes.

•
4.70% Senior Notes Due 2028 - The Company issued $1,250.0 million of 4.70% Senior Notes due 2028 (the "2028 Notes" and together with the Floating Rate Notes and 2024 Notes, the "Senior Notes"). The 2028 Notes were issued at 99.889% of face value. Interest on the 2028 Notes accrues at a rate of 4.70% per annum and is payable semi-annually on March 15 and September 15 of each year. The Company incurred $10.6 million of deferred financing costs related to the issuance of the 2028 Notes.

The net proceeds from the issuance and sale of the Senior Notes were used to finance the cash portion of the GE Transportation acquisition. The principal balances are due in full at maturity. The Senior Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The indenture under which the Senior Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sales of assets, change in control, mergers and consolidations and the incurrence of liens.
On February 12, 2019, the rating assigned by Moody's was decreased to Ba1. Accordingly, pursuant to the respective terms of the Senior Notes issued on September 14, 2018, the interest rate shall be increased by 0.25%. The interest rate increase took effect during the interest period following February 12, 2019.
The Company is in compliance with the restrictions and covenants in the indenture under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

3.45% Senior Notes Due November 2026
On November 3, 2016, the Company issued $750.0 million of 3.45% Senior Notes due in 2026 (the "2016 Notes"). The 2016 Notes were issued at 99.965% of face value. Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year. The proceeds were used to finance the cash portion of the Faiveley Transport acquisition, refinance Faiveley Transport's indebtedness, and for general corporate purposes. The principal balance is due in full at maturity. The Company incurred $2.7 million of deferred financing costs related to the issuance of the 2016 Notes.
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
4.375% Senior Notes Due August 2023
In August 2013, the Company issued $250.0 million of 4.375% Senior Notes due in 2023 (the “2013 Notes”).  The 2013 Notes were issued at 99.879% of face value.  Interest on the 2013 Notes accrues at a rate of 4.375% per annum and is payable semi-annually on February 15 and August 15 of each year.  The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.  The principal balance is due in full at maturity.  The Company incurred $2.6 million of deferred financing costs related to the issuance of the 2013 Notes.
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
2018 Refinancing Credit Agreement
On June 8, 2018, the Company entered into a credit agreement (the “2018 Refinancing Credit Agreement”), which replaced the Company’s then-existing 2016 Refinancing Credit Agreement. As part of the 2018 Refinancing Credit Agreement, the Company entered into (i) a $1.2 billion revolving credit facility (the “Revolving Credit Facility”), which replaced the Company’s revolving credit facility under the 2016 Refinancing Credit Agreement, and includes a letter of credit sub-facility of up to $450.0 million and a swing line sub-facility of $75.0 million, (ii) a $350.0 million term loan (the “Refinancing Term Loan”), which refinanced the term loan under the 2016 Refinancing Credit Agreement, and (iii) a new $400.0 million delayed draw term loan (the “Delayed Draw Term Loan”). The 2018 Refinancing Credit Agreement also provided for a bridge loan facility (the “Bridge Loan Facility”) in an amount not to exceed $2.5 billion, such facility to become effective at the Company’s request. Commitments in respect of the Bridge Loan Facility were terminated upon the issuance and sale of the Senior Notes on September 14, 2018. In addition, the 2018 Refinancing Credit Agreement contains an uncommitted accordion feature allowing the Company to request, in an aggregate amount not to exceed $600.0 million, increases to the borrowing commitments under the Revolving Credit Facility or a new incremental term loan commitment. At March 31, 2019, the Company had approximately $675.1 million of available bank borrowing capacity subject to certain financial covenant restrictions, net of $27.6 million of letters of credit.
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

The Delayed Draw Term Loan was initially drawn on February 25, 2019. The Company incurred a 17.5 basis point commitment fee from June 8, 2018 until the initial draw.
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
At March 31, 2019, the weighted average interest rate on the Company’s variable rate debt was 3.46%.  On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date was December 19, 2018.
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended its existing revolving credit facility with a consortium of commercial banks. This 2016 Refinancing Credit Agreement provided the Company with a $1.2 billion, 5 year revolving credit facility and a $400 million delayed draw term loan (the “Term Loan”). The Company incurred approximately $3 million of deferred financing cost related to the 2016 Refinancing Credit Agreement. The 2016 Refinancing Credit Agreement borrowings bore variable interest rates indexed as described below.
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
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended March 31,		Three Months Ended March 31,
In thousands, except percentages	2019	2018	2019	2018
Net periodic benefit cost
Service cost	$71	$87	$611	$691
Interest cost	372	333	1,711	1,834
Expected return on plan assets	(433)	(445)	(2,927)	(3,466)
Net amortization/deferrals	207	243	641	554
Net periodic benefit cost (credit)	$217	$218	$36	$(387)

Assumptions
Discount Rate	4.30%	3.56%	2.53%	2.40%
Expected long-term rate of return	5.35%	5.15%	5.01%	5.10%
Rate of compensation increase	3.00%	3.00%	2.60%	2.60%
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
The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended March 31,		Three Months Ended March 31,
In thousands, except percentages	2019	2018	2019	2018
Net periodic benefit cost
Service cost	$1	$1	$2	$8
Interest cost	89	81	20	26
Net amortization/deferrals	(101)	(76)	(22)	(4)
Net periodic benefit cost	$(11)	$6	$0	$30

Assumptions
Discount Rate	4.17%	3.43%	3.49%	3.21%

10. STOCK-BASED COMPENSATION
As of March 31, 2019, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027 and provides a maximum of 3,800,000 shares for grants or awards, plus any shares which remain available under the 2000 Plan. The amendment and restatement of the 2011 Plan was approved by stockholders of Wabtec on May 10, 2017. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $8.5 million and $5.7 million for the three months ended March 31, 2019 and 2018, respectively. Included in stock-based compensation expense for the three months ended March 31, 2019 is $0.4 million of expense related to stock options, $2.7 million related to restricted stock, $0.8 million related to restricted stock units, $4.3 million related to incentive stock units and $0.3 million related to units issued for Directors’ fees. At March 31, 2019, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $75.6 million.
Stock Options Stock options are granted to eligible employees at an exercise price equivalent to the stock's fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options granted prior to 2019 become exercisable over a four-year vesting period, while options granted in 2019 become exercisable over a three-year vesting period. Both vesting periods expire 10 years from the date of grant.
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the three months ended March 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2018	466,677	$61.04	5.7	$5,917
Granted	128,555	72.85		112
Exercised	(734)	64.54		7
Canceled	(228)	74.38		—
Outstanding at March 31, 2019	594,270	63.58	6.4	6,027
Exercisable at March 31, 2019	355,222	56.00	5.2	6,295
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Dividend yield	0.66%	0.33%
Risk-free interest rate	2.63%	2.70%
Stock price volatility	25.8%	23.9%
Expected life (years)	5.0	5.0
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of March 31, 2019, the Company estimates that it will achieve 100%, 100% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2019, 2020, and 2021, respectively, and has recorded incentive compensation expense accordingly. If our estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.
The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the three months ended March 31, 2019:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	445,089	415,243	$75.51
Granted	535,873	258,600	70.64
Vested	(105,651)	(119,835)	68.62
Adjustment for incentive stock awards expected to vest	—	18,398	81.20
Canceled	(6,733)	(5,350)	80.17
Outstanding at March 31, 2019	868,578	567,056	73.93

11. INCOME TAXES
The overall effective tax rate was 127.7% and 23.0% for the three months ended March 31, 2019 and 2018. The increase in the effective rate for the three months ended March 31, 2019 is primarily the result of non-deductible transaction related expenses incurred as a result of the acquisition of GE Transportation.
As of March 31, 2019, the liability for income taxes associated with uncertain tax positions was $12.1 million, of which $10.2 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2018, the liability for income taxes associated with unrecognized tax benefits was $9.5 million, of which $8.4 million, if recognized, would favorably affect the Company's effective tax rate.
The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2019, the total interest and penalties accrued was approximately $1.0 million. As of December 31, 2018, the total interest and penalties accrued was approximately was $0.9 million.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $6.2 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

12. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,
In thousands, except per share data	2019	2018
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$(4,472)	$88,366
Less: dividends declared - common shares and non-vested restricted stock	(11,687)	(11,531)
Undistributed earnings	(16,159)	76,835
Percentage allocated to common shareholders (1)	99.7%	99.7%
	(16,111)	76,604
Add: dividends declared - common shares	11,646	11,497
Numerator for basic and diluted earnings per common share	$(4,465)	$88,101
Denominator
Denominator for basic earnings per common share - weighted average shares	121,226	95,810
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	—	561
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	121,226	96,371
Net income attributable to Wabtec shareholders per common share
Basic	$(0.04)	$0.92
Diluted	$(0.04)	$0.92

(1) Basic weighted-average common shares outstanding	121,226	95,810
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	121,565	96,091
Percentage allocated to common shareholders	99.7%	99.7%
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
For the three months ended March 31, 2019, basic weighted average shares outstanding and diluted shares outstanding were the same because the effect of assumed conversion of preferred shares and assumed conversion of shares related to stock-based compensation plans were anti-dilutive since the Company generated a net loss.

13. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In thousands	2019	2018
Balance at beginning of year	$153,702	$153,063
Acquisitions	89,919	1,975
Warranty expense	34,627	11,677
Warranty claim payments	(27,841)	(11,282)
Foreign currency impact/other	(1,092)	2,138
Balance at March 31	$249,315	$157,571

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gain and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three months ended March 31, 2019 and March 31, 2018, the amounts reclassified into income were not material.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized loss related to these contracts was $3.0 million for the three months ended March 31, 2019. These contracts are scheduled to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of March 31, 2019.

In millions	Designated	Non-Designated	Total
Gross notional amount	$1,727.0	$524.0	$2,251.0

Fair Value:
Other current assets	$4.3	$—	$4.3
Other current liabilities	—	(3.3)	(3.3)
Total	$4.3	$(3.3)	$1.0
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of December 31, 2018.

In millions	Designated	Non-Designated	Total
Gross notional amount	$863.0	$834.0	$1,697.0

Fair Value:
Other current assets	$—	$1.3	$1.3
Other current liabilities	(2.3)	—	(2.3)
Total	$(2.3)	$1.3	$(1.0)
Interest Rate Hedging The Company has historically used interest rate swaps to manage interest rate exposures. The Company is exposed to interest rate volatility with regard to existing floating rate debt. Primary exposure includes the London Interbank Offered Rates (LIBOR). Derivatives used to hedge risk associated with changes in the fair value of certain variable-rate debt were primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of debt obligations were recognized in current period earnings. Refer to footnote 15 for further information on interest rate swaps.

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
To reduce the impact of interest rate changes on a portion of its variable-rate debt, the Company historically entered into interest rate swaps which effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contracts. For certain derivative contracts whose fair values are based upon trades in liquid markets, such as interest rate swaps, valuation model inputs can generally be verified and valuation techniques do not involve significant management judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.
As a result of our global operating activities the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, the Company mitigates these risks through entering into foreign currency forward contracts. The foreign currency forward contracts are valued using broker quotations, or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within Level 2.
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at March 31, 2019 and December 31, 2018. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 and 2016 Notes are considered Level 2 based on the fair value valuation hierarchy.
The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	March 31, 2019		December 31, 2018
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
4.375% Senior Notes	248,888	250,108	248,823	254,218
3.45% Senior Notes	748,339	698,258	748,282	675,075
Floating Rate Notes 2021	497,096	500,495	496,796	497,425
4.15% Senior Notes	743,298	762,870	742,957	729,350
4.7% Senior Notes	1,239,924	1,267,750	1,239,657	1,179,625
The fair value of the Company’s interest rate swap agreements and the 2013 and 2016 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

16. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in Note 21 therein, filed on February 27, 2019. During the first three months of 2019, there were no material changes to the information described in the Form 10-K related to claims arising from asbestos exposure.

From time to time, the Company is involved in litigation related to claims arising out of the Company's operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in Note 21 therein, filed on February 27, 2019. Except as described below, there have been no material changes to the information described in the Form 10-K related to claims arising from Company's ordinary operations.
On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven patents owned by Siemens related to the Company's Positive Train Control (PTC) technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company's PTC Products or End of Train (EOT) Products (Siemen Patent Case). The Company has filed Answers, and asserted counterclaims, in response to Siemens’ complaints. Additionally, after filings by the Company, the US Patent & Trademark Office’s Patent Trail and Appeal Board (PTAB) has granted Inter-Parties Review (IPR) proceedings on eight (8) of the patents asserted by Siemens to contest their validity. Following pre-trial rulings that greatly reduced Siemens’ alleged damages, a jury trial was held in federal district court in Delaware in January 2019 on eight patents, two of which were still subject to an IPR decision on validity from the PTAB. At the conclusion of the trial, the jury awarded Siemens damages of $5.6 million related to PTC patents and $1.1 million related to EOT patents. Since the jury’s verdict was issued, one of the PTC patents found to be infringed was held to be invalid by the PTAB. All PTAB proceedings have been now been completed, pending appeals; five (5) of the (8) Siemens patents reviewed by the PTAB were found to be invalid. On February 26, 2019, the Court entered a Judgment on the verdict, subject to post-trial motions. Both parties have since filed post-trial motions, potentially affecting the Judgment, and a hearing is scheduled for May 28, 2019. Following the hearing, a final Judgment will be entered, and either party may file appeals to the Federal Circuit.
On March 20, 2019, Siemens filed a new action in federal district court in Delaware alleging violations of federal antitrust and state trade practices laws since before 2008, related to Wabtec’s PTC sales, including on-board, back-office, wayside and aftermarket support systems (Siemens originally raised these antitrust claims as counterclaims in a separate DE patent case filed by Wabtec alleging that Siemens has violated three (3) of Wabtec’s patents; the antitrust claims were ultimately severed from that case in January, 2019, resulting in Siemens re-filing them as another separate proceeding in DE.) Wabtec believes Siemens’ antitrust claims are without merit and will vigorously defend itself against these claims.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed. Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $36.8 million through July 31, 2017 and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system an implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements; a jury trial is scheduled to begin on May 18, 2019. DTC’s complaint generally supports Xorail’s position and does not name or implicate Xorail; DTC has not updated its notices against Xorail, nor have they filed any formal claim against Xorail.

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
Segment financial information for the three months ended March 31, 2019 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$876,434	$717,183	$—	$1,593,617
Intersegment sales/(elimination)	16,704	6,122	(22,826)	—
Total sales	$893,138	$723,305	$(22,826)	$1,593,617
Income (loss) from operations	$75,210	$58,933	$(66,836)	$67,307
Interest expense and other, net	—	—	(52,797)	(52,797)
Income (loss) from operations before income taxes	$75,210	$58,933	$(119,633)	$14,510
Segment financial information for the three months ended March 31, 2018 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$379,554	$676,623	$—	$1,056,177
Intersegment sales/(elimination)	12,002	3,889	(15,891)	—
Total sales	$391,556	$680,512	$(15,891)	$1,056,177
Income (loss) from operations	$69,623	$68,083	$(6,427)	$131,279
Interest expense and other, net	—	—	(17,698)	(17,698)
Income (loss) from operations before income taxes	$69,623	$68,083	$(24,125)	$113,581
Sales by product line are as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Remanufacturing, Overhaul & Build	$582,177	$135,713
Specialty Products & Electronics	418,114	386,548
Transit Products	294,817	274,265
Brake Products	242,222	215,618
Other	56,287	44,033
Total sales	$1,593,617	$1,056,177

18. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
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
Balance Sheet for March 31, 2019:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$5,288	$(38)	$507,620	$—	$512,870
Receivables, net	137,358	69,745	1,519,721	—	1,726,824
Inventories	139,550	62,766	1,744,904	—	1,947,220
Current assets - other	11,335	920	181,968	—	194,223
Total current assets	293,531	133,393	3,954,213	—	4,381,137
Property, plant and equipment, net	54,641	25,550	1,554,775	—	1,634,966
Goodwill	503,700	283,241	7,355,532	—	8,142,473
Investment in subsidiaries	16,575,061	5,258,593	—	(21,833,654)	—
Other intangibles, net	28,924	77,924	4,257,173	—	4,364,021
Other long-term assets	26,262	6,772	522,274	—	555,308
Total assets	$17,482,119	$5,785,473	$17,643,967	$(21,833,654)	$19,077,905
Current liabilities	$467,702	$84,137	$2,702,596	$—	$3,254,435
Inter-company	2,557,628	(1,458,674)	(1,098,954)	—	—
Long-term debt	4,387,180	—	254,106	—	4,641,286
Long-term liabilities - other	381,763	54,560	965,415	—	1,401,738
Total liabilities	7,794,273	(1,319,977)	2,823,163	—	9,297,459
Shareholders' equity	9,672,846	7,105,450	14,743,204	(21,833,654)	9,687,846
Non-controlling interest	15,000	—	77,600	—	92,600
Total shareholders' equity	$9,687,846	$7,105,450	$14,820,804	$(21,833,654)	$9,780,446
Total Liabilities and Shareholders' Equity	$17,482,119	$5,785,473	$17,643,967	$(21,833,654)	$19,077,905

Balance Sheet for December 31, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$1,782,682	$(119)	$559,791	$—	$2,342,354
Receivables, net	106,815	61,513	978,450	—	1,146,778
Inventories	149,622	69,116	626,148	—	844,886
Current assets - other	11,884	690	103,075	—	115,649
Total current assets	2,051,003	131,200	2,267,464	—	4,449,667
Property, plant and equipment, net	51,551	24,755	487,431	—	563,737
Goodwill	25,275	283,241	2,088,028	—	2,396,544
Investment in subsidiaries	6,707,979	4,022,107	—	(10,730,086)	—
Other intangibles, net	29,254	78,547	1,022,079	—	1,129,880
Other long-term assets	8,775	149	100,482	—	109,406
Total assets	$8,873,837	$4,539,999	$5,965,484	$(10,730,086)	$8,649,234
Current liabilities	$264,630	$91,004	$1,291,056	$—	$1,646,690
Inter-company	1,947,504	(1,436,222)	(511,282)	—	—
Long-term debt	3,779,627	—	13,147	—	3,792,774
Long-term liabilities - other	16,945	48,714	275,036	—	340,695
Total liabilities	6,008,706	(1,296,504)	1,067,957	—	5,780,159
Shareholders' equity	2,865,131	5,836,503	4,893,583	(10,730,086)	2,865,131
Non-controlling interest	—	—	3,944	—	3,944
Total shareholders' equity	$2,865,131	$5,836,503	$4,897,527	$(10,730,086)	$2,869,075
Total Liabilities and Shareholders' Equity	$8,873,837	$4,539,999	$5,965,484	$(10,730,086)	$8,649,234
Income Statement for the Three Months Ended March 31, 2019:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$193,066	$128,803	$1,327,249	$(55,501)	$1,593,617
Cost of sales	(157,650)	(82,015)	(998,019)	33,084	(1,204,600)
Gross profit	35,416	46,788	329,230	(22,417)	389,017
Total operating expenses	(97,540)	(15,321)	(208,849)	—	(321,710)
Income from operations	(62,124)	31,467	120,381	(22,417)	67,307
Interest (expense) income, net	(41,646)	3,478	(6,401)	—	(44,569)
Other income (expense), net	20,333	(2,485)	(26,076)	—	(8,228)
Equity earnings	91,482	79,759	—	(171,241)	—
Pretax income	8,045	112,219	87,904	(193,658)	14,510
Income tax (expense) benefit	(12,517)	—	(6,006)	—	(18,523)
Net income	(4,472)	112,219	81,898	(193,658)	(4,013)
Less: Net income attributable to noncontrolling interest	—	—	(459)	—	(459)
Net income attributable to Wabtec shareholders	$(4,472)	$112,219	$81,439	$(193,658)	$(4,472)

Comprehensive income attributable to Wabtec shareholders	$(4,472)	$112,219	$29,022	$(193,658)	$(56,889)

Income Statement for the Three Months Ended March 31, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$161,301	$301,706	$641,663	$(48,493)	$1,056,177
Cost of sales	(118,658)	(179,090)	(488,233)	40,685	(745,296)
Gross profit	42,643	122,616	153,430	(7,808)	310,881
Total operating expenses	(35,627)	(37,327)	(106,648)	—	(179,602)
Income from operations	7,016	85,289	46,782	(7,808)	131,279
Interest (expense) income, net	(20,394)	2,301	(2,191)	—	(20,284)
Other income (expense), net	8,729	(2,469)	(3,674)	—	2,586
Equity earnings	106,698	28,720	—	(135,418)	—
Pretax income	102,049	113,841	40,917	(143,226)	113,581
Income tax expense	(13,682)	1,194	(13,636)	—	(26,124)
Net income	88,367	115,035	27,281	(143,226)	87,457
Less: Net income attributable to noncontrolling interest	—	215	694	—	909
Net income attributable to Wabtec shareholders	$88,367	$115,250	$27,975	$(143,226)	$88,366

Comprehensive income attributable to Wabtec shareholders	$88,649	$115,250	$106,701	$(143,226)	$167,374
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2019:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(118,411)	$24,140	$148,026	$(22,417)	$31,338
Net cash provided by (used for) investing activities	6,898,021	(1,601)	(9,636,068)	—	(2,739,648)
Net cash (used for) provided by financing activities	(8,557,004)	(22,458)	9,440,035	22,417	882,990
Effect of changes in currency exchange rates	—	—	(4,164)	—	(4,164)
(Decrease) increase in cash	(1,777,394)	81	(52,171)	—	(1,829,484)
Cash, cash equivalents, and restricted cash beginning of period	1,782,682	(119)	559,791	—	2,342,354
Cash and cash equivalents, end of period	$5,288	$(38)	$507,620	$—	$512,870
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(9,439)	$50,789	$(9,342)	$(7,808)	$24,200
Net cash (used for) provided by investing activities	(1,759)	(3,693)	(38,413)	—	(43,865)
Net cash provided by (used for) financing activities	22,973	(49,808)	47,695	7,808	28,668
Effect of changes in currency exchange rates	—	—	7,482	—	7,482
Increase (decrease) in cash	11,775	(2,712)	7,422	—	16,485
Cash, cash equivalents and restricted cash, beginning of period	933	4,802	227,666	—	233,401
Cash and cash equivalents, end of period	$12,708	$2,090	$235,088	$—	$249,886

19. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Foreign currency (loss) gain	$(12,682)	$(1,032)
Equity income	929	629
Expected return on pension assets/amortization	3,376	3,023
Other miscellaneous expense (income)	149	(34)
Total other (expense) income, net	$(8,228)	$2,586

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019.
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 50 countries and our products can be found in more than 100 countries throughout the world. In the three months ended March 31, 2019, approximately 61% of the Company’s revenues came from customers outside the United States.
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
The Company primarily serves the global freight rail and passenger transit industries. As such, our operating results are largely dependent on the level of activity, financial condition and capital spending plans of freight railroads and passenger transit agencies around the world, and transportation equipment manufacturers who serve those markets. Many factors influence these industries, including general economic conditions; traffic volumes, as measured by freight carloadings and passenger ridership; government spending on public transportation; and investment in new technologies. In general, trends such as increasing urbanization and growth in developing markets, a focus on sustainability and environmental awareness, increasing investment in technology solutions, an aging equipment fleet, and growth in global trade are expected to drive continued investment in freight rail and passenger transit.
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
Growth in the Asia Pacific market has been driven mainly by the continued urbanization of China and India, and by investments in freight rail rolling stock and infrastructure in Australia to serve its mining and natural resources markets. India is making significant investments in rolling stock and infrastructure to modernize its rail system; for example, the country has awarded a 1,000-unit locomotive order to GE Transportation, now part of Wabtec.
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
In 2019 and beyond, general global economic and market conditions will have an impact on our sales and operations. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our four-point growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to reflect changes in market conditions and risks.
MERGER OF WABTEC WITH GE TRANSPORTATION
Wabtec, General Electric Company ("GE"), GE Transportation, a Wabtec Company formerly known as Transportation System Holdings Inc. ("SpinCo"), which was a newly formed wholly owned subsidiary of GE, and Wabtec US Rail Holdings, Inc. ("Merger Sub"), which was a newly formed wholly owned subsidiary of the Company, entered into the Original Merger Agreement on May 20, 2018, and GE, SpinCo, Wabtec and Wabtec US Rail, Inc. ("Direct Sale Purchaser") entered into the Original Separation Agreement on May 20, 2018, which together provided for the combination of Wabtec and GE Transportation. The Original Merger Agreement and Original Separation Agreement were subsequently amended on January 25, 2019 and the Merger was completed on February 25, 2019.
As part of the Merger, certain assets of GE Transportation ("GET"), including the equity interests of certain pre-Transaction subsidiaries of GE that compose part of GE Transportation, were sold to Direct Sale Purchaser for a cash payment of $2.875 billion, and Direct Sale Purchaser assumed certain liabilities of GE Transportation in connection with this purchase (the "Direct Sale"). Thereafter, GE transferred the SpinCo Business to SpinCo and its subsidiaries (to the extent not already held by SpinCo and its subsidiaries), and SpinCo issued to GE shares of SpinCo Class A preferred stock, SpinCo Class B preferred stock, SpinCo Class C preferred stock and additional shares of SpinCo common stock in the SpinCo Transfer. Following this issuance of additional SpinCo common stock to GE, and immediately prior to the Distribution, GE owned 8,700,000,000 shares of SpinCo common stock, 15,000 shares of SpinCo Class A preferred stock, 10,000 shares of SpinCo Class B preferred stock and one share of SpinCo Class C preferred stock, which constituted all of the outstanding stock of SpinCo.

Following the Direct Sale, GE distributed the Distribution Shares of SpinCo in a spin-off transaction to its stockholder. Immediately after the Distribution, Merger Sub merged with and into SpinCo, whereby the separate corporate existence of Merger Sub ceased and SpinCo continued as the surviving company and a wholly owned subsidiary of Wabtec (except with respect to shares of SpinCo Class A preferred stock held by GE). In the Merger, subject to adjustment in accordance with the Merger Agreement, each share of SpinCo common stock converted into the right to receive a number of shares of Wabtec common stock based on the common stock exchange ratio set forth in the Merger Agreement and the share of SpinCo Class C preferred stock was converted into the right to receive (a) 10,000 shares of Wabtec convertible preferred stock and (b) a number of shares of Wabtec common stock equal to 9.9% of the fully-diluted pro forma Wabtec shares. Immediately prior to the Merger, Wabtec paid $10.0 million in cash to GE in exchange for all of the shares of SpinCo Class B preferred stock.
Upon consummation of the Merger Wabtec issued 46,763,975 shares of common stock to the holders of GE common stock, 19,018,207 shares of common stock to GE and 10,000 shares of preferred stock to GE and made a cash payment to GE of $2.885 billion. As a result and calculated based on Wabtec’s outstanding common stock on a fully-diluted, as-converted and as-exercised basis, as of December 31, 2018, approximately 49.2% of the outstanding shares of Wabtec common stock was held collectively by GE and holders of GE common stock (with 9.9% to be held by GE directly in shares of Wabtec common stock and 15% underlying the shares of Wabtec convertible preferred stock to be held by GE) and approximately 50.8% of the outstanding shares of Wabtec common stock would be held by pre-Merger Wabtec stockholders, in each case calculated on a fully-diluted, as-converted and as-exercised basis. Following the Merger, GE also retained 15,000 shares of SpinCo Class A non-voting preferred stock, and Wabtec held 10,000 shares of SpinCo Class B non-voting preferred stock. The shares of Wabtec common stock and Wabtec convertible preferred stock held by GE are subject to GE’s obligations under the Shareholders Agreement, including, among other things, and in each case subject to certain exceptions, (i) restrictions on the ability to sell, transfer or otherwise divest such shares for a period of 30 days and (ii) an obligation to sell, transfer or otherwise divest (A) by no later than 120 days following the closing date of the Merger, GE’s (and its affiliates’) ownership of Wabtec common stock and/or Wabtec convertible preferred stock so that GE (together with its affiliates) beneficially owns not less than 14.9% and not more than 19.9% of the number of shares of Wabtec common stock that were outstanding immediately after the closing of the Merger, (B) by no later than one year following the closing date of the Merger, GE’s (and its affiliates’) ownership of Wabtec common stock and/or Wabtec convertible preferred stock so that GE (together with its affiliates) beneficially owns not more than 18.5% of the number of shares of Wabtec common stock that were outstanding immediately after the closing of the Merger, in each case of clauses (A) and (B) treating the Wabtec convertible preferred stock as the Wabtec common stock into which it is convertible both for purposes of determining the number of shares of Wabtec common stock owned and for purposes of determining the number of shares of Wabtec common stock outstanding and (C) by no later than the third anniversary of the closing date of the Merger, all of the subject shares that GE (together with its affiliates) beneficially owns, and (iii) an obligation to vote all of such shares of Wabtec common stock in the proportion required under the Shareholders Agreement.
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
On May 6, 2019, GE completed the sale of approximately 8,780 shares of Wabtec's Series A Preferred stock which converted upon the sale to 25,300,000 shares of Wabtec's common stock. After the sale Wabtec had approximately 1,220 shares of Series A Preferred Stock outstanding convertible to approximately 3,515,500 shares of common stock and GE's aggregate beneficial ownership percentage of the Company was reduced from approximately 24.9% to approximately 11.7% on a fully-diluted, as-converted and as-exercised basis. In conjunction with this secondary offering the Company waived the requirement under the Shareholders Agreement for GE to maintain ownership of at least 14.9% of Wabtec's stock for 120 days following the closing date of the Merger. The Company did not receive any proceeds from the sale of these shares.
Total future consideration to be paid by Wabtec to GE includes a fixed payment of $470.0 million, which is directly related to the timing of tax benefits expected to be realized by Wabtec as a result of the merger. This payment is considered contingent consideration because the timing of cash payments to GE is directly related to the future timing of tax benefits received by the Company as a result of the merger. The estimated total value of the consideration to be paid by Wabtec in the Transactions is approximately $10.3 billion, including the cash paid for the Direct Sales Assets, equity transferred for SpinCo, contingent consideration, assumed debt and net of cash acquired. The estimated consideration is based on the Company’s closing share price of $73.36 on February 22, 2019 and the preliminary fair value of the contingent consideration. The value of the preliminary purchase price consideration could change when the Company has completed the detailed valuation of the contingent consideration and other necessary calculations.

RESULTS OF OPERATIONS
Consolidated Results
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In thousands	2019	2018	Percent Change
Net sales:
Sales of goods	$1,434,509	$1,010,677	41.9%
Sales of services	159,108	45,500	249.7%
Total net sales	1,593,617	1,056,177	50.9%
Cost of sales:
Cost of goods	(1,073,571)	(709,278)	51.4%
Cost of services	(131,029)	(36,018)	263.8%
Total cost of sales	(1,204,600)	(745,296)	61.6%
Gross profit	389,017	310,881	25.1%
Operating expenses:
Selling, general and administrative expenses	(259,723)	(147,201)	76.4%
Engineering expenses	(34,545)	(22,049)	56.7%
Amortization expense	(27,442)	(10,352)	165.1%
Total operating expenses	(321,710)	(179,602)	79.1%
Income from operations	67,307	131,279	(48.7)%
Other income and expenses:
Interest expense, net	(44,569)	(20,284)	119.7%
Other (expense) income, net	(8,228)	2,586	(418.2)%
Income from operations before income taxes	14,510	113,581	(87.2)%
Income tax expense	(18,523)	(26,124)	(29.1)%
Net (loss) income	(4,013)	87,457	(104.6)%
Less: Net (gain) loss attributable to noncontrolling interest	(459)	909	(150.5)%
Net (loss) income attributable to Wabtec shareholders	(4,472)	88,366	(105.1)%
The following table shows the major components of the change in sales in the first quarter of 2019 from the first quarter of 2018:

In thousands	Freight Segment	Transit Segment	Total
First Quarter 2018 Net Sales	$379,554	$676,623	$1,056,177
Acquisitions	494,976	14,748	509,724
Change in Sales by Product Line:
Brake Products	292	97,675	97,967
Specialty Products & Electronics	9,242	(9,211)	31
Remanufacturing, Overhaul & Build	(171)	(1,635)	(1,806)
Transit Products	—	(12,283)	(12,283)
Other	(56)	2,063	2,007
Foreign exchange	(7,403)	(50,797)	(58,200)
First Quarter 2019 Net Sales	$876,434	$717,183	$1,593,617

Net sales
Net sales for the three months ended March 31, 2019 increased by $537 million, or 50.9%, to $1.59 billion. The increase is primarily due to sales from acquisitions of $510 million, mainly, the acquisition of GE Transportation. GE Transportation contributed $495 million of net sales in the quarter primarily from the locomotive equipment and service product lines. Additionally, sales for Brake Products increased $98 million due to increased deliveries on contracts of original equipment brake and coupler systems for transit customers. Unfavorable changes in foreign exchange rates reduced sales by $58 million.
Cost of sales
Cost of sales increased by $459 million to $1.20 billion in 2019 compared to $745 million in 2018. The increase is primarily due to $431 million of incremental costs from acquisitions. In 2019, cost of sales as a percentage of sales was 75.6% compared to 70.6% in 2018. Cost of sales in 2019 includes an $80 million non-recurring charge related to purchase price accounting for the step-up of GE Transportation inventory on the date of acquisition. Excluding this non-recurring charge, cost of sales as a percentage of sales was 70.6% in 2019, comparable to the prior year as cost improvements in the Freight Segment were offset by increased costs in the Transit Segment.
Operating expenses
Total operating expenses as a percentage of sales increased to 20.2% of sales in the first quarter of 2019 compared to 17.0% during the first quarter of 2018. Selling, general, and administrative expenses increased $113 million or 76.4%, primarily due to $59 million in transaction and restructuring costs related to the acquisition of GE Transportation, $42 million in incremental expense from acquisitions, mainly GE Transportation, and $16 million in increased employee benefit costs. Engineering expense increased $12 million and amortization expense increased $17 million due to incremental expense from the GE Transportation acquisition.
Interest expense, net
Interest expense, net, increased $24 million in 2019 attributable to higher overall debt balances in 2019, related to the GE Transportation acquisition.
Other expense, net
Other expense/(income), net, totaled $8 million of expense in 2019 compared to $3 million of income in 2018 primarily due to losses on the remeasurement of certain foreign currency denominated original locomotive equipment contracts.
Income taxes
The effective income tax rate was 127.7% and 23.0% for the first quarter of 2019 and 2018, respectively. The increase in the effective rate for the three months ended March 31, 2019 is primarily the result of non-deductible transaction related expenses incurred as a result of the acquisition of GE Transportation.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated.

	Three Months Ended March 31,
In thousands	2019	2018	Percent Change
Net sales:
Sales of goods	$729,161	$345,863	110.8%
Sales of services	147,273	33,691	337.1%
Total net sales	876,434	379,554	130.9%
Cost of sales:
Cost of goods	(547,988)	(230,238)	138.0%
Cost of services	(122,060)	(26,741)	356.5%
Total cost of sales	(670,048)	(256,979)	160.7%

Gross profit	206,386	122,575	68.4%

Operating expenses	(131,176)	(52,952)	147.7%

Income from operations ($)	75,210	69,623	8.0%
Income from operations (%)	8.6%	18.3%
Net sales
Freight Segment sales increased by $497 million, or 131%, to $876 million, due to the acquisition of GE Transportation which contributed $495 million of net sales in the quarter primarily from the locomotive equipment and services product lines. Additionally, Specialty Products and Electronics sales increased $9 million from increased demand for freight car original equipment rail products. Unfavorable foreign exchange decreased sales by $7 million.
Cost of sales
Freight Segment cost of sales increased by $413 million to $670 million in 2019. The increase is primarily due to $419 million of incremental cost of sales and services from the GE Transportation acquisition. In 2019, total cost of sales as a percentage of total net sales was 76.5% compared to 67.7% in 2018. Total cost of sales in 2019 includes an $80 million non-recurring charge related to purchase price accounting for the step-up of GE Transportation inventory on the date of acquisition. Excluding this non-recurring charge, total cost of sales as a percentage of sales was 67.3% in 2019, a 0.4% improvement over 2018. This improvement is attributable to a favorable product mix and cost reduction programs.
Operating expenses
Freight Segment operating expenses increased $78 million, or 148%, in 2019 and increased 100 basis points to 15% of sales. Selling, general, and administrative expenses increased $49 million due to $40 million in incremental expense from the GE Transportation acquisition and $5 million for transaction and restructuring costs. Engineering expense increased $11 million and amortization expense increased $18 million, both due to the GE Transportation acquisition.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated.

	Three Months Ended March 31,
In thousands	2019	2018	Percent Change

Net sales	$717,183	$676,623	6.0%
Cost of sales	(534,552)	(488,317)	9.5%
Gross profit	182,631	188,306	(3.0)%

Operating expenses	(123,698)	(120,223)	2.9%

Income from operations ($)	58,933	68,083	(13.4)%
Income from operations (%)	8.2%	10.1%
Net sales
Transit Segment sales increased by $41 million, or 6%, primarily due to increased Brake Product sales of $98 million and acquisitions of $15 million. The increase in Brake Product sales was due to increased deliveries on contracts for original equipment brake and coupler systems. These increases were partially offset by unfavorable foreign exchange of $51 million, a $12 million decrease in transit access systems, and a $9 million decrease in Specialty Products and Electronics due to completion of several large train control and signaling projects in the prior year.
Cost of sales
Transit Segment cost of sales increased by $46 million to $535 million in 2019. In 2019, cost of sales as a percentage of sales was 75% compared to 72% in 2018. The increase in cost of sales was driven by an organic increase of $72 million primarily due to an unfavorable product mix towards more original equipment products which typically carry lower margins and certain discrete project adjustments primarily related to warranty cost and $12 million of incremental costs for acquisitions. Foreign exchange rates decreased cost of sales by $38 million. The higher demand for original equipment brake and coupler systems also led to higher material and labor costs as a percentage of revenue.
Operating expenses
Transit Segment operating expenses increased $3 million to $124 million, or 3%, in 2019 and decreased 60 basis points to 17% of sales primarily due to $2 million of incremental expenses from acquisitions. Selling, general, and administrative expenses increased $3 million in 2019, consisting of a $7 million organic increase to support the higher sales volumes, $2 million of incremental expense for acquisitions partially offset by a $6 million decrease due to foreign exchange rates. Engineering and amortization expense increased a negligible amount over 2018.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three Months Ended March 31,
In thousands	2019	2018
Cash provided by (used for):
Operating activities	$31,338	$24,200
Investing activities	(2,739,648)	(43,865)
Financing activities	882,990	28,668
(Decrease)/increase in cash	$(1,829,484)	$16,485
Operating activities In the first quarter of 2019, cash provided by operations was $31 million compared to $24 million in the first quarter of 2018. The increase is due to favorable working capital performance as follows: a favorable change of $128 million in other assets and liabilities primarily due to the timing of payments related to acquisition costs and accrued expenses, a favorable change in inventory of $126 million due to better control over inventory levels, and a favorable change in accounts receivable of $15 million. These favorable changes were partially offset by an unfavorable change in accounts payable of $148 million due to the timing of payments to suppliers, and lower results from operations of $91 million primarily due to transaction and restructuring charges for the GE Transportation acquisition noted above.
Investing activities In the first quarter of 2019 and 2018, cash used for investing activities was $2.74 billion and $44 million, respectively. The major components of the cash outflow in 2019 were $2.71 billion in net cash paid for acquisitions and $30 million in additions to property, plant and equipment for investments in our facilities and manufacturing processes. This compares to $34 million in net cash paid for acquisitions and $17 million in property, plant, and equipment for investments in the first quarter of 2018. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first quarter of 2019, cash provided by financing activities was $883 million which included $1.74 billion in proceeds from the revolving credit facility, $838 million in repayments of debt and $12 million of dividend payments. In the first quarter of 2018, cash used for financing activities was $28.7 million, which included $307 million in proceeds from the revolving credit facility, $266 million in repayments of debt on the revolving credit facility, $12 million of dividend payments, and $3 million related to payment of income tax withholding on share-based compensation.
On September 14, 2018, the Company issued $2.5 billion of senior notes with three different maturities.

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

•
4.15% Senior Notes due 2024 - The Company issued $750.0 million of 4.15% Senior Notes due 2024 (the "2024 Notes"). The 2024 Notes were issued at 99.805% of face value. Interest on the 2024 Notes accrues at a rate of 4.15% per annum and is payable semi-annually on March 15 and September 15 of each year. The Company incurred $7.4 million of deferred financing costs related to the issuance of the 2024 Notes.

•
4.70% Senior Notes Due 2028 - The Company issued $1,250.0 million of 4.70% Senior Notes due 2028 (the "2028 Notes" and together with the Floating Rate Notes and 2024 Notes, the "Senior Notes"). The 2028 Notes were issued at 99.889% of face value. Interest on the 2028 Notes accrues at a rate of 4.70% per annum and is payable semi-annually on March 15 and September 15 of each year. The Company incurred $10.6 million of deferred financing costs related to the issuance of the 2028 Notes.

The net proceeds from the issuance and sale of the Senior Notes were used to finance the cash portion of the GE Transportation acquisition. The principal balances are due in full at maturity. The Senior Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The indenture under which the Senior Notes were issued contains covenants and restrictions which limit among other things, the following: the incurrence of indebtedness, payment of dividends and certain distributions, sales of assets, change in control, mergers and consolidations and the incurrence of liens.
On February 12, 2019, the rating assigned by Moody's was decreased to Ba1. Accordingly, pursuant to the respective terms of the Senior Notes issued on September 14, 2018, the interest rate shall be increased by 0.25%. The interest rate increase took effect during the interest period following February 12, 2019.
The Company is in compliance with the restrictions and covenants in the indenture under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.
3.45% Senior Notes Due November 2026
On November 3, 2016, the Company issued $750.0 million of 3.45% Senior Notes due in 2026 (the "2016 Notes"). The 2016 Notes were issued at 99.965% of face value. Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year. The proceeds were used to finance the cash portion of the Faiveley Transport acquisition, refinance Faiveley Transport's indebtedness, and for general corporate purposes. The principal balance is due in full at maturity. The Company incurred $2.7 million of deferred financing costs related to the issuance of the 2016 Notes.
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
4.375% Senior Notes Due August 2023
In August 2013, the Company issued $250.0 million of 4.375% Senior Notes due in 2023 (the “2013 Notes”).  The 2013 Notes were issued at 99.879% of face value.  Interest on the 2013 Notes accrues at a rate of 4.375% per annum and is payable semi-annually on February 15 and August 15 of each year.  The proceeds were used to repay debt outstanding under the Company’s existing credit agreement, and for general corporate purposes.  The principal balance is due in full at maturity.  The Company incurred $2.6 million of deferred financing costs related to the issuance of the 2013 Notes.
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
2018 Refinancing Credit Agreement
On June 8, 2018, the Company entered into a credit agreement (the “2018 Refinancing Credit Agreement”), which replaced the Company’s then-existing 2016 Refinancing Credit Agreement. As part of the 2018 Refinancing Credit Agreement, the Company entered into (i) a $1.2 billion revolving credit facility (the “Revolving Credit Facility”), which replaced the Company’s revolving credit facility under the 2016 Refinancing Credit Agreement, and includes a letter of credit sub-facility of up to $450.0 million and a swing line sub-facility of $75.0 million, (ii) a $350.0 million term loan (the “Refinancing Term Loan”), which refinanced the term loan under the 2016 Refinancing Credit Agreement, and (iii) a new $400.0 million delayed draw term loan (the “Delayed Draw Term Loan”). The 2018 Refinancing Credit Agreement also provided for a bridge loan facility (the “Bridge Loan Facility”) in an amount not to exceed $2.5 billion, such facility to become effective at the Company’s request. Commitments in respect of the Bridge Loan Facility were terminated upon the issuance and sale of the Senior Notes on September 14, 2018. In addition, the 2018 Refinancing Credit Agreement contains an uncommitted accordion feature allowing the Company to request, in an aggregate amount not to exceed $600.0 million, increases to the borrowing commitments under the Revolving Credit Facility or a new incremental term loan commitment. At March 31, 2019, the Company had approximately $675.1 million of available bank borrowing capacity subject to certain financial covenant restrictions, net of $27.6 million of letters of credit.

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
The Delayed Draw Term Loan was initially drawn on February 25, 2019. The Company incurred a 17.5 basis point commitment fee from June 8, 2018 until the initial draw.
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
At March 31, 2019, the weighted average interest rate on the Company’s variable rate debt was 3.46%.  On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date was December 19, 2018.
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended its existing revolving credit facility with a consortium of commercial banks. This 2016 Refinancing Credit Agreement provided the Company with a $1.2 billion, 5 year revolving credit facility and a $400 million delayed draw term loan (the “Term Loan”). The Company incurred approximately $3 million of deferred financing cost related to the 2016 Refinancing Credit Agreement. The 2016 Refinancing Credit Agreement borrowings bore variable interest rates indexed as described below.
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
Company Stock Repurchase Plan
On February 8, 2016, the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $33 million remained. During the first three months of 2019, the Company did not repurchase any shares, leaving $138 million remaining under the authorization. The Company intends to purchase shares on the open market or in negotiated block trades from time to time depending on market conditions. No time limit was set for the completion of the programs which conforms to the requirements under the 2016 Refinancing Credit Agreement, as well as the Senior Notes currently outstanding.
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
Statements in this Quarterly Report on Form 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies
A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. The Company's lease accounting policy has been updated due to the adoption of ASU No. 2016-02. There have been no other significant changes in accounting policies since December 31, 2018.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect interest expense associated with its variable-rate debt. The Company’s variable rate debt represents 40% and 22% of total long-term debt at March 31, 2019 and December 31, 2018, respectively. Refer to Note 8 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first three months of 2019, approximately 39% of Wabtec’s net sales were to customers in the United States, 11% in Canada, 6% in the United Kingdom, 5% in France, 5% in Germany, 5% in India, 4% in Mexico, 4% in Australia 3% in China, 3% in Italy, and 15% in other international locations. To reduce the impact of changes in currency exchange rates on earnings and cash flows, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2019. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The business combination of Wabtec and GE Transportation, which was completed on February 25, 2019, resulted in a material change in the combined company's internal controls over financial reporting. The Company is in the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of the combined company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in Note 21 therein, filed on February 27, 2019. During the first three months of 2019, there were no material changes to the information described in the Form 10-K related to claims arising from asbestos exposure.
From time to time, the Company is involved in litigation related to claims arising out of the Company's operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in Note 21 therein, filed on February 27, 2019. Except as described below, there have been no material changes to the information described in the Form 10-K related to claims arising from Company's ordinary operations.
On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven patents owned by Siemens related to the Company's Positive Train Control (PTC) technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company's PTC Products or End of Train (EOT) Products (Siemen Patent Case). The Company has filed Answers, and asserted counterclaims, in response to Siemens’ complaints. Additionally, after filings by the Company, the US Patent & Trademark Office’s Patent Trail and Appeal Board (PTAB) has granted Inter-Parties Review (IPR) proceedings on eight (8) of the patents asserted by Siemens to contest their validity. Following pre-trial rulings that greatly reduced Siemens’ alleged damages, a jury trial was held in federal district court in Delaware in January 2019 on eight patents, two of which were still subject to an IPR decision on validity from the PTAB. At the conclusion of the trial, the jury awarded Siemens damages of $5.6 million related to PTC patents and $1.1 million related to EOT patents. Since the jury’s verdict was issued, one of the PTC patents found to be infringed was held to be invalid by the PTAB. All PTAB proceedings have been now been completed, pending appeals; five (5) of the (8) Siemens patents reviewed by the PTAB were found to be invalid. On February 26, 2019, the Court entered a Judgment on the verdict, subject to post-trial motions. Both parties have since filed post-trial motions, potentially affecting the Judgment, and a hearing is scheduled for May 28, 2019. Following the hearing, a final Judgment will be entered, and either party may file appeals to the Federal Circuit.
On March 20, 2019, Siemens filed a new action in federal district court in Delaware alleging violations of federal antitrust and state trade practices laws since before 2008, related to Wabtec’s PTC sales, including on-board, back-office, wayside and aftermarket support systems (Siemens originally raised these antitrust claims as counterclaims in a separate DE patent case filed by Wabtec alleging that Siemens has violated three (3) of Wabtec’s patents; the antitrust claims were ultimately severed from that case in January, 2019, resulting in Siemens re-filing them as another separate proceeding in DE.) Wabtec believes Siemens’ antitrust claims are without merit and will vigorously defend itself against these claims.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed. Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $36.8 million through July 31, 2017 and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system an implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements; a jury trial is scheduled to begin on May 18, 2019. DTC’s complaint generally supports Xorail’s position and does not name or implicate Xorail; DTC has not updated its notices against Xorail, nor have they filed any formal claim against Xorail.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2019:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 2019	—	—	—	$137,824
February 2019	—	$—	—	$137,824
March 2019	—	$—	—	$137,824
Total quarter ended March 31, 2019	—	$—	—	$137,824

(1)
On February 9, 2016, the Board of Directors amended its stock repurchase authorization to $350.0 million of the Company’s outstanding shares. No time limit was set for the completion of the programs which conforms to the requirements under the 2016 Refinancing Credit Agreement, as well as the senior notes currently outstanding.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable

Item 6.	EXHIBITS
The following exhibits are being filed with this report:

10.1	Separation Agreement between Stephane Rambaud-Measson and Westinghouse Air Brake Technologies Corporation, dated as of February 13, 2019

10.2	Transition Agreement between Raymond T. Betler and Westinghouse Air Brake Technologies Corporation, dated as of April 24, 2019

10.3	Westinghouse Air Brake Technologies Corporation Summary of Employment Terms of Rafael Santana dated as of February 25, 2019

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	May 9, 2019