Form 10-Q
period 2019-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2019-08-01
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 033-90866
____________________________________
WESTINGHOUSE AIR BRAKE TECHNOLOGIES
CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware			25-1615902
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1001 Air Brake Avenue	Wilmerding	PA	15148
(Address of principal executive offices)			(Zip code)
412-825-1000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

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
As of July 29, 2019, there were 188,155,130 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
June 30, 2019
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In thousands, except shares and par value	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$461,371	$580,908
Restricted cash	—	1,761,446
Accounts receivable	1,247,450	801,193
Unbilled accounts receivable	459,959	345,585
Inventories	1,881,791	844,886
Other current assets	178,569	115,649
Total current assets	4,229,140	4,449,667
Property, plant and equipment	2,170,618	1,036,550
Accumulated depreciation	(524,521)	(472,813)
Property, plant and equipment, net	1,646,097	563,737
Other Assets
Goodwill	8,150,671	2,396,544
Other intangibles, net	4,364,356	1,129,880
Other noncurrent assets	552,329	109,406
Total other assets	13,067,356	3,635,830
Total Assets	$18,942,593	$8,649,234

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,232,597	$589,449
Customer deposits	648,503	373,538
Accrued compensation	287,873	173,183
Accrued warranty	223,764	135,636
Current portion of long-term debt	104,413	64,099
Other accrued liabilities	714,165	310,785
Total current liabilities	3,211,315	1,646,690
Long-term debt	4,528,768	3,792,774
Accrued postretirement and pension benefits	95,625	95,446
Deferred income taxes	169,861	198,269
Accrued warranty	32,252	18,066
Other long-term liabilities	1,069,615	28,914
Total Liabilities	9,107,436	5,780,159
Commitments and contingencies (Note 16)
Equity
Convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, 1,220 and no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized:
223,431,716 and 132,349,534 shares issued and 188,183,106 and 96,614,946 outstanding
at June 30, 2019 and December 31, 2018, respectively	1,981	1,323
Additional paid-in capital	7,807,109	914,568
Treasury stock, at cost, 35,248,610 and 35,734,588 shares,
at June 30, 2019 and December 31, 2018, respectively	(805,618)	(816,145)
Retained earnings	3,087,468	3,021,968
Accumulated other comprehensive loss	(289,180)	(256,583)
Total Westinghouse Air Brake Technologies Corporation shareholders' equity	9,801,760	2,865,131
Noncontrolling interest	33,397	3,944
Total Equity	9,835,157	2,869,075
Total Liabilities and Equity	$18,942,593	$8,649,234
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2019	2018	2019	2018

Net sales:
Sales of goods	$1,892,508	$1,065,893	$3,327,017	$2,076,570
Sales of services	343,776	45,787	502,884	91,287
Total net sales	2,236,284	1,111,680	3,829,901	2,167,857
Cost of sales:
Cost of goods	(1,377,758)	(749,097)	(2,451,329)	(1,458,375)
Cost of services	(243,850)	(38,616)	(374,879)	(74,634)
Total cost of sales	(1,621,608)	(787,713)	(2,826,208)	(1,533,009)
Gross profit	614,676	323,967	1,003,693	634,848
Operating expenses:
Selling, general and administrative expenses	(290,959)	(171,157)	(550,682)	(318,358)
Engineering expenses	(57,120)	(19,388)	(91,665)	(41,437)
Amortization expense	(65,960)	(9,899)	(93,402)	(20,251)
Total operating expenses	(414,039)	(200,444)	(735,749)	(380,046)
Income from operations	200,637	123,523	267,944	254,802
Other income and expenses:
Interest expense, net	(58,560)	(31,920)	(103,129)	(52,204)
Other income (expense), net	2,177	2,171	(6,051)	4,757
Income from operations before income taxes	144,254	93,774	158,764	207,355
Income tax expense	(41,400)	(10,503)	(59,923)	(36,627)
Net income	102,854	83,271	98,841	170,728
Less: Net loss attributable to noncontrolling interest	1,381	1,145	922	2,054
Net income attributable to Wabtec shareholders	104,235	84,416	99,763	172,782

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.58	$0.88	$0.66	$1.80
Diluted
Net income attributable to Wabtec shareholders	$0.54	$0.87	$0.61	$1.79

Weighted average shares outstanding
Basic	177,348	95,992	149,553	95,867
Diluted	191,453	96,575	162,155	96,471

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018

Net income attributable to Wabtec shareholders	$104,235	$84,416	$99,763	$172,782
Foreign currency translation gain (loss)	18,832	(192,778)	(27,721)	(114,811)
Unrealized loss on derivative contracts	(22)	(7,567)	(4,115)	(5,501)
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	1,328	10,665	(2,294)	10,235
Other comprehensive income (loss) before tax	20,138	(189,680)	(34,130)	(110,077)
Income tax (benefit) expense related to components of
other comprehensive income	(318)	(537)	1,533	(1,132)
Other comprehensive income (loss), net of tax	19,820	(190,217)	(32,597)	(111,209)
Comprehensive income (loss) attributable to Wabtec shareholders	$124,055	$(105,801)	$67,166	$61,573

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended June 30,
In thousands, except per share data	2019	2018

Operating Activities
Net income	$98,841	$170,728
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	165,064	53,227
Stock-based compensation expense	23,932	13,983
Below market intangible amortization	(9,400)	—
Loss on disposal of property, plant and equipment	461	1,353
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(35,705)	(59,979)
Inventories	147,424	(116,131)
Accounts payable	(71,935)	59,411
Accrued income taxes	21,399	(202)
Accrued liabilities and customer deposits	24,188	27,545
Other assets and liabilities	79,655	(82,031)
Net cash provided by operating activities	443,924	67,904
Investing Activities
Purchase of property, plant and equipment	(61,867)	(39,723)
Proceeds from disposal of property, plant and equipment	3,055	8,900
Acquisitions of businesses, net of cash acquired	(2,981,552)	(38,277)
Net cash used for investing activities	(3,040,364)	(69,100)
Financing Activities
Proceeds from debt	2,325,934	591,890
Payments of debt	(1,552,121)	(546,394)
Proceeds from exercise of stock options and other benefit plans	775	6,867
Payment of income tax withholding on share-based compensation	(4,117)	(6,503)
Payment of contingent consideration on acquisitions	(10,100)	—
Cash dividends	(34,263)	(23,096)
Net cash provided by financing activities	726,108	22,764
Effect of changes in currency exchange rates	(10,651)	(9,395)
(Decrease) increase in cash	(1,880,983)	12,173
Cash, cash equivalents and restricted cash beginning of period	2,342,354	233,401
Cash and cash equivalents end of period	$461,371	$245,574

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Treasury Stock	Treasury Stock	Retained	Accumulated Other	Non-controlling
In thousands, except share and per share data	Shares	Amount	Capital	Shares	Amount	Earnings	Comprehensive Loss	Interest	Total
Balance, December 31, 2017	132,349,534	1,323	906,616	(36,315,182)	(827,379)	2,773,300	(44,992)	19,664	2,828,532
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(11,531)	—	—	(11,531)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(4,511)	193,013	3,222	—	—	—	(1,289)
Stock based compensation	—	—	5,696	—	—	—	—	—	5,696
Net income (loss)	—	—	—	—	—	88,366	—	(909)	87,457
Other comprehensive income, net of tax	—	—	—	—	—	—	79,008	—	79,008
Other owner changes	—	—	—	—	—	—	—	356	356
Balance, March 31, 2018	132,349,534	$1,323	$907,801	(36,122,169)	$(824,157)	$2,850,135	$34,016	$19,111	$2,988,229

Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(11,565)	—	—	(11,565)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(5,738)	159,014	2,979	—	—	—	(2,759)
Stock based compensation	—	—	8,287	—	—	—	—	—	8,287
Net income (loss)	—	—	—	—	—	84,416	—	(1,145)	83,271
Other comprehensive loss, net of tax	—	—	—	—	—	—	(190,217)	—	(190,217)
Other owner changes	—	—	—	—	—	—	—	(618)	(618)
Balance, June 30, 2018	132,349,534	$1,323	$910,350	(35,963,155)	$(821,178)	$2,922,986	$(156,201)	$17,348	$2,874,628

Balance, December 31, 2018	132,349,534	1,323	914,568	(35,734,588)	(816,145)	3,021,968	(256,583)	3,944	2,869,075
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(11,687)	—	—	(11,687)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(14,446)	420,472	8,931	—	—	—	(5,515)
Stock based compensation	—	—	8,526	—	—	—	—	—	8,526
Net income (loss)	—	—	—	—	—	(4,472)	—	459	(4,013)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(52,417)	—	(52,417)
Acquisitions	65,782,182	658	6,887,622	—	—	—	—	86,765	6,975,045
Other owner changes	—	—	—	—	—	—	—	1,432	1,432
Balance, March 31, 2019	198,131,716	$1,981	$7,796,270	(35,314,116)	$(807,214)	$3,005,809	$(309,000)	$92,600	$9,780,446

Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(22,576)	—	—	(22,576)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(4,567)	65,506	1,596	—	—	—	(2,971)
Stock based compensation	—	—	15,406	—	—	—	—	—	15,406
Net income (loss)	—	—	—	—	—	104,235	—	(1,381)	102,854
Other comprehensive income, net of tax	—	—	—	—	—	—	19,820	—	19,820
Acquisitions	—	—	—	—	—	—	—	(56,179)	(56,179)
Other owner changes	25,300,000	—	—	—	—	—	—	(1,643)	(1,643)
Balance, June 30, 2019	223,431,716	$1,981	$7,807,109	(35,248,610)	$(805,618)	$3,087,468	$(289,180)	$33,397	$9,835,157
The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products enhance safety, improve productivity and reduce maintenance costs for customers and can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2019, approximately 59% of the Company’s revenues came from customers outside the United States.

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
The Company also has long-term customer agreements involving the design and production of highly engineered products that require revenue to be recognized over time because these products have no alternative use without significant economic loss and the agreements contain an enforceable right to payment including a reasonable profit margin from the customer in the event of contract termination. Additionally, the Company has customer agreements involving the creation or enhancement of an asset that the customer controls which also require revenue to be recognized over time. Generally, the Company uses an input method for determining the amount of revenue, cost and gross margin to recognize over time for these customer agreements. The input methods used for these agreements include costs of material and labor, both of which give an accurate representation of the progress made toward complete satisfaction of a particular performance obligation. Contract revenues and cost estimates are reviewed and revised periodically through the year and adjustments are reflected in the accounting period as such amounts are determined.
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled Accounts Receivable” while the noncurrent contract assets are classified as other assets under the caption "Other Noncurrent Assets" on the consolidated balance sheet. Noncurrent contract assets were $122.5 million at June 30, 2019 and were not material at December 31, 2018, respectively. Included in noncurrent contract assets are certain costs that are specifically related to a contract, however, do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer Deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other Long-Term Liabilities" on the consolidated balance sheet. Noncurrent contract liabilities were $36.9 million at June 30, 2019 and were not material at December 31, 2018. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $103.6 million and $71.2 million at June 30, 2019 and December 31, 2018, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other Accrued Liabilities” on the consolidated balance sheet.
Due to the nature of work required to be performed on the Company’s long-term projects, the estimation of total revenue and cost at completion is subject to many variables and requires significant judgment. Contract estimates related to long-term projects are based on various assumptions to project the outcome of future events that could span several years. These assumptions include cost of materials; labor availability and productivity; complexity of the work to be performed; and the performance of suppliers, customers and subcontractors that may be associated with the contract. We have a disciplined process where management reviews the progress of long term-projects periodically throughout the year. As part of this process, management reviews information including key contract matters, progress towards completion, identified risks and opportunities and any other information that could impact the Company’s estimates of revenue and costs. After completing this analysis, any adjustments to net sales, cost of goods sold, and the related impact to operating income are recognized as necessary in the period they become known.
Generally, the Company’s revenue contains a single performance obligation for each distinct good; however, a single contract may have multiple performance obligations comprising multiple promises to customers. Performance obligations are determined based on customer's intended use of products and services. Less complex products principally result in each completed product being a separate performance obligation recognized at a point in time. More complex products or services principally result in a single performance obligation as a customer is either procuring a bundled offering that is managed or utilized on a combined basis or there are multiple complex goods or services in the contract, which are substantially the same and recognized over time. When there are multiple performance obligations, revenue is allocated based on the relative stand-alone selling price. Pricing is defined in our contracts on a line item basis and includes an estimate of variable consideration when required by the terms of the individual customer contract. Types of variable consideration the Company typically has include volume discounts, prompt payment discounts, liquidating damages, and performance bonuses. Sales returns and allowances are also estimated and recognized in the same period the related revenue is recognized, based upon the Company’s experience.
Remaining performance obligations represent the transaction price of firm customer orders subject to standard industry cancellation provisions and substantial scope-of-work adjustments. As of June 30, 2019, the Company's remaining performance obligations were $21.3 billion. The Company expects to recognize revenue of approximately 26% of remaining performance obligation over the next 12 months, with the remainder recognized thereafter.
Reclassifications Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation, including the reclassification of "Net Sales" to "Sales of Goods" and "Sales of Services".
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
Financial Derivatives and Hedging Activities As part of its risk management strategy, the Company utilizes derivative financial instruments to mitigate the impact of changes in foreign currency exchange rates and interest rates on earnings and cash flow. For further information regarding financial derivatives and hedging activities, refer to Footnotes 14 and 15.
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

Noncontrolling Interests In accordance with ASC 810 "Consolidation", the Company has classified noncontrolling interests as equity on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. Net loss attributable to noncontrolling interests was $1.4 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively. Net loss attributable to noncontrolling interests was $0.9 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively.
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
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2019 are as follows:

In thousands	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2018	$(202,204)	$(53)	$(54,326)	$(256,583)
Other comprehensive income (loss) before reclassifications	(27,721)	(3,128)	(2,849)	(33,698)
Amounts reclassified from accumulated other
comprehensive income	—	—	1,101	1,101
Net current period other comprehensive income (loss)	(27,721)	(3,128)	(1,748)	(32,597)
Balance at June 30, 2019	$(229,925)	$(3,181)	$(56,074)	$(289,180)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2019 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(366)	Other income (expense), net
Amortization of net loss	1,092	Other income (expense), net
	726	Other income (expense), net
	(176)	Income tax expense
	$550	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2019 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(732)	Other income (expense), net
Amortization of net loss	2,184	Other income (expense), net
	1,452	Other income (expense), net
	(351)	Income tax expense
	$1,101	Net income
The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2018 are as follows:

	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2017	$5,063	$4,015	$(54,070)	$(44,992)
Other comprehensive income (loss) before reclassifications	(114,811)	(4,760)	6,744	(112,827)
Amounts reclassified from accumulated other
comprehensive income	—	579	1,039	1,618
Net current period other comprehensive income (loss)	(114,811)	(4,181)	7,783	(111,209)
Balance at June 30, 2018	$(109,748)	$(166)	$(46,287)	$(156,201)

Reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2018 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(375)	Other income (expense), net
Amortization of net loss	1,093	Other income (expense), net
	718	Other income (expense), net
	(198)	Income tax expense
	$520	Net income

Derivative contracts
Realized loss on derivative contracts	$176	Interest expense, net
	(42)	Income tax expense
	$134	Net income
Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2018 are as follows:

In thousands	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(751)	Other income (expense), net
Amortization of net loss	2,186	Other income (expense), net
	1,435	Other income (expense), net
	(396)	Income tax expense
	$1,039	Net income

Derivative contracts	$855	Interest expense, net
Realized loss on derivative contracts	(276)	Income tax expense
	$579	Net income

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
As part of the Merger, certain assets of GE Transportation ("GET"), including the equity interests of certain pre-Transaction subsidiaries of GE that compose part of GE Transportation, were sold to Direct Sale Purchaser for a cash payment of $2.875 billion, and Direct Sale Purchaser assumed certain liabilities of GE Transportation in connection with this purchase (the "Direct Sale"). Thereafter, GE transferred the SpinCo business to SpinCo and its subsidiaries (to the extent not already held by SpinCo and its subsidiaries), and SpinCo issued to GE shares of SpinCo Class A preferred stock, SpinCo Class B preferred stock, SpinCo Class C preferred stock and additional shares of SpinCo common stock in the SpinCo Transfer. Following this issuance of additional SpinCo common stock to GE, and immediately prior to the Distribution (as defined below), GE owned 8,700,000,000 shares of SpinCo common stock, 15,000 shares of SpinCo Class A preferred stock, 10,000 shares of SpinCo Class B preferred stock and one share of SpinCo Class C preferred stock, which constituted all of the outstanding stock of SpinCo.
Following the Direct Sale, GE distributed the distribution shares of SpinCo in a spin-off transaction to its stockholder (the "Distribution"). Immediately after the Distribution, Merger Sub merged with and into SpinCo (the "Merger"), whereby the separate corporate existence of Merger Sub ceased and SpinCo continued as the surviving company and a wholly owned subsidiary of Wabtec (except with respect to shares of SpinCo Class A preferred stock held by GE). In the Merger, subject to adjustment in accordance with the Merger Agreement, each share of SpinCo common stock converted into the right to receive a number of shares of Wabtec common stock based on the common stock exchange ratio set forth in the Merger Agreement and the share of SpinCo Class C preferred stock was converted into the right to receive (a) 10,000 shares of Wabtec convertible preferred stock and (b) a number of shares of Wabtec common stock equal to 9.9% of the fully-diluted pro forma Wabtec shares. Immediately prior to the Merger, Wabtec paid $10.0 million in cash to GE in exchange for all of the shares of SpinCo Class B preferred stock.
Upon consummation of the Merger, Wabtec issued 46,763,975 shares of common stock to the holders of GE common stock, 19,018,207 shares of common stock to GE and 10,000 shares of preferred stock to GE and made a cash payment to GE of $2.885 billion. As a result and calculated based on Wabtec’s outstanding common stock on a fully-diluted, as-converted and as-exercised basis, as of December 31, 2018, approximately 49.2% of the outstanding shares of Wabtec common stock was held collectively by GE and holders of GE common stock (with 9.9% to be held by GE directly in shares of Wabtec common stock and 15% underlying the shares of Wabtec convertible preferred stock to be held by GE) and approximately 50.8% of the outstanding shares of Wabtec common stock would be held by pre-Merger Wabtec stockholders, in each case calculated on a fully-diluted, as-converted and as-exercised basis. Following the Merger, GE also retained 15,000 shares of SpinCo Class A non-voting preferred stock, and Wabtec held 10,000 shares of SpinCo Class B non-voting preferred stock. The shares of Wabtec common stock and Wabtec convertible preferred stock held by GE are subject to GE’s obligations under the shareholders agreement, including, among other things, and in each case subject to certain exceptions, (i) restrictions on the ability to sell, transfer or otherwise divest such shares for a period of 30 days and (ii) an obligation to sell, transfer or otherwise divest (A) by no later than 120 days following the closing date of the Merger, GE’s (and its affiliates’) ownership of Wabtec common stock and/or Wabtec convertible preferred stock so that GE (together with its affiliates) beneficially owns not less than 14.9% and not more than 19.9% of the number of shares of Wabtec common stock that were outstanding immediately after the closing of the Merger, (B) by no later than one year following the closing date of the Merger, GE’s (and its affiliates’) ownership of Wabtec common stock and/or Wabtec convertible preferred stock so that GE (together with its affiliates) beneficially owns not more than 18.5% of the number of shares of Wabtec common stock that were outstanding immediately after the closing of the Merger, in each case of clauses (A) and (B) treating the Wabtec convertible preferred stock as the Wabtec common stock into which it is convertible both for purposes of determining the number of shares of Wabtec common stock owned and for purposes of determining the number of shares of Wabtec common stock outstanding and (C) by no later than the third anniversary of the closing date of the Merger, all of the subject shares that GE (together with its affiliates) beneficially owns, and (iii) an obligation to vote all of such shares of Wabtec common stock in the proportion required under the Shareholders Agreement.
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
The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3. The June 30, 2019 consolidated balance sheet includes the assets and liabilities of GET, which have been initially measured at fair value. The noncontrolling interest includes equity interests in GET's Brazil operations held by third parties on the date of acquisition. At the time of acquisition, quotable market prices of the noncontrolling interest existed; therefore, the noncontrolling interest in the GET Brazil operations were measured using a Level 1 input. In April 2019, the Company acquired the noncontrolling interest in GET's Brazil operations for $56.2 million which approximated the fair value assigned to the noncontrolling interest on the date of acquisition. The remaining noncontrolling interest value was determined based on inputs that are not observable in the market and are considered Level 3.
The following table summarizes the preliminary fair values of the GET assets acquired and liabilities assumed:

In thousands
Assets acquired
Cash and cash equivalents	$174,334
Accounts receivable	525,966
Inventories	1,185,574
Other current assets	64,115
Property, plant, and equipment	1,086,245
Goodwill	5,758,264
Trade names	50,000
Customer relationships	550,000
Intellectual property	1,210,000
Backlog	1,530,000
Other noncurrent assets	211,081
Total assets acquired	12,345,579
Liabilities assumed
Current liabilities	1,514,189
Contingent consideration	440,000
Other noncurrent liabilities	522,465
Total liabilities assumed	2,476,654
Net assets acquired	9,868,925
Noncontrolling interest	$86,765

These estimates are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. During the three months ended June 30, 2019, the estimated fair values for acquired backlog and customer relationships increased $50.0 million and $20.0 million, respectively. Additionally, the estimated fair value for other noncurrent assets decreased by $23.7 million primarily due to estimate revisions for long-term contract assets. These changes to initial estimates were based on information that existed at the date of acquisition. Substantially all of the accounts receivable acquired are expected to be collectible. Trade names, customer relationships, patents and backlog intangible assets are all subject to amortization. Contingent liabilities assumed as part of the transaction were not material. The contingent liabilities are related to legal and tax matters. Contingent liabilities are recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. Included in other noncurrent liabilities are customer contracts whose terms are unfavorable compared to market terms at the date of acquisition.

Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits, including synergies, and assembled workforce, that are expected to be achieved as a result of the acquisition. Substantially all of the purchased goodwill is expected to be deductible for tax purposes. The goodwill has been preliminarily allocated to the Freight segment.
Included in the Company's consolidated statement of income for the six months ended June 30, 2019 is $1,617.1 million of revenues and $88.2 million of operating income from GET. Acquisition related costs were approximately $55.3 million for the six months ended June 30, 2019 and are included in selling, general and administrative expenses on the consolidated statements of income.
Other Acquisitions
The Company has made the following acquisition operating as a business unit or component of a business unit in the Transit Segment:

•
On March 22, 2018, the Company acquired Annax GmbH ("Annax"), a leading supplier of public address and passenger information systems for transit vehicles, for a purchase price of approximately $45.2 million, net of cash acquired and including contingent consideration, resulting in final goodwill of $38.5 million, none of which will be deductible for tax purposes. A payment of $10.1 million was made in the three months ended June 30, 2019 related to contingent consideration associated with the purchase of Annax.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the acquisition for Annax.

Annax
In thousands	March 22, 2018
Current assets	$32,827
Property, plant & equipment	674
Goodwill	38,511
Other intangible assets	11,715
Total assets acquired	83,727
Total liabilities assumed	(55,064)
Net assets acquired	$28,663
The allocation of $11.7 million of total acquired other intangible assets includes $3.8 million assigned to trade names and $7.5 million assigned to customer relationships. The trade names were determined to have indefinite useful lives, while the customer relationships’ average useful lives are 20 years.
The Company also made smaller acquisitions not listed above which are individually and collectively immaterial.
The following unaudited pro forma consolidated financial information presents income statement results as if the acquisitions listed above had occurred on January 1, 2018:

In thousands	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net sales	$2,236,284	$2,023,848	$4,316,055	$3,905,572
Gross profit	703,676	634,868	1,247,156	1,019,549
Net income attributable to Wabtec shareholders	171,875	151,475	255,152	99,206
Diluted earnings per share
As Reported	$0.54	$0.87	$0.61	$1.79
Pro forma	$0.90	$0.79	$1.34	$0.52

4. INVENTORIES
The components of inventory, net of reserves, were:

In thousands	June 30, 2019	December 31, 2018
Raw materials	$786,281	$465,873
Work-in-progress	434,731	154,485
Finished goods	660,779	224,528
Total inventories	$1,881,791	$844,886

5. INTANGIBLES
The change in the carrying amount of goodwill by segment for the six months ended June 30, 2019 is as follows:

In thousands	Freight Segment	Transit Segment	Total
Balance at December 31, 2018	$713,391	$1,683,153	$2,396,544
Additions	5,754,115	15,420	5,769,535
Foreign currency impact	(11,687)	(3,721)	(15,408)
Balance at June 30, 2019	$6,455,819	$1,694,852	$8,150,671

As of June 30, 2019 and December 31, 2018, the Company’s trade names had a net carrying amount of $626.6 million and $582.8 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the GE Transportation trade name, to which the company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In thousands	June 30, 2019	December 31, 2018
Backlog, intellectual property, patents, and other intangibles, net of accumulated
amortization of $76,059 and $42,446	$2,689,022	$15,328
Customer relationships, net of accumulated amortization
of $183,933 and $158,533	1,048,774	531,761
Total	$3,737,796	$547,089

The weighted average remaining useful life of backlog, intellectual property, customer relationships and other intangibles were 18 years, 10 years, 18 years and 13 years, respectively. Amortization expense for intangible assets was $66.0 million and $93.4 million for the three and six months ended June 30, 2019, and $9.9 million and $20.3 million for the three and six months ended June 30, 2018, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

Remainder of 2019	$130,967
2020	259,206
2021	259,117
2022	258,805
2023	258,174

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
The change in the carrying amount of contract assets and contract liabilities for the six months ended June 30, 2019 is as follows:

In thousands	Contract Assets
Balance at beginning of year	$345,585
Acquisitions	213,605
Recognized in current year	324,940
Reclassified to accounts receivable	(300,714)
Foreign currency impact	(925)
Balance at June 30, 2019	$582,491

In thousands	Contract Liabilities
Balance at beginning of year	$444,805
Acquisitions	282,054
Recognized in current year	572,644
Amounts in beginning balance reclassified to revenue	(251,980)
Current year amounts reclassified to revenue	(257,640)
Foreign currency impact	(867)
Balance at June 30, 2019	$789,016

7. LEASES
During the first quarter of 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)," which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of our fiscal year, January 1, 2019. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.
The Company leases property and equipment under finance and operating leases. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments. Many of the Company's leases include rental escalation clauses, renewal options, and/or termination options that are factored into our determination of lease payments when appropriate. The Company does not separate lease and non-lease components contracts.
As most of the Company's leases do not provide a readily stated discount rate, the Company must estimate our incremental borrowing rate to discount lease payments. The Company has established discount rates by geographic region ranging from 1.2% to 12.3%.
The components of lease expense are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019
Operating lease expense	$13,387	$26,784
Finance lease expense
Amortization of leased assets	272	543
Interest on lease liabilities	4	8
Short-term and variable lease expense	172	277
Sublease income	(138)	(276)
Total	$13,697	$27,336

Scheduled payments of lease liabilities are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remaining 2019	$25,598	$188	$25,786
2020	45,910	383	46,293
2021	37,570	185	37,755
2022	30,788	121	30,909
2023	26,252	121	26,373
Thereafter	107,810	349	108,159
Total lease payments	273,928	1,347	275,275
Less: Present value discount	(29,311)	(2)	(29,313)
Present value lease liabilities	$244,617	$1,345	$245,962

The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of lease liabilities:

June 30,
2019
Weighted-average remaining lease term (years)
Operating leases	8.3
Finance leases	5.5
Weighted-average discount rate
Operating leases	3.0%
Finance leases	1.2%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

In thousands	June 30, 2019	December 31, 2018
Floating Senior Notes, due 2021, net of unamortized debt issuance costs of $2,604 and $3,204	$497,396	$496,796
4.15% Senior Notes, due 2024, net of unamortized debt issuance costs of $6,362 and $7,043	743,638	742,957
4.70% Senior Notes, due 2028, net of unamortized debt issuance costs of $9,809 and $10,343	1,240,191	1,239,657
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $1,604 and $1,718	748,396	748,282
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1,048 and $1,177	248,952	248,823
Revolving Credit Facility, net of unamortized debt issuance costs of $2,592 and $3,138	1,113,269	338,112
Other Borrowings	41,339	42,246
Total	4,633,181	3,856,873
Less: current portion	104,413	64,099
Long-term portion	$4,528,768	$3,792,774

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
On February 12, 2019, the rating assigned by Moody's was decreased to Ba1. Accordingly, pursuant to the respective terms of the Senior Notes issued on September 14, 2018, the interest rate increased by 0.25%. The interest rate increase took effect during the interest period following February 12, 2019.
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
The Company is in compliance with the restrictions and covenants in the indenture under which the 2016 Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing its operating activities.
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
2018 Refinancing Credit Agreement
On June 8, 2018, the Company entered into a credit agreement (the “2018 Refinancing Credit Agreement”), which replaced the Company’s then-existing 2016 Refinancing Credit Agreement. As part of the 2018 Refinancing Credit Agreement, the Company entered into (i) a $1.2 billion revolving credit facility (the “Revolving Credit Facility”), which replaced the Company’s revolving credit facility under the 2016 Refinancing Credit Agreement, and includes a letter of credit sub-facility of up to $450.0 million and a swing line sub-facility of $75.0 million, (ii) a $350.0 million term loan (the “Refinancing Term Loan”), which refinanced the term loan under the 2016 Refinancing Credit Agreement, and (iii) a new $400.0 million delayed draw term loan (the “Delayed Draw Term Loan”). The 2018 Refinancing Credit Agreement also provided for a bridge loan facility (the “Bridge Loan Facility”) in an amount not to exceed $2.5 billion, which would only become effective at the Company’s request. Commitments in respect of the Bridge Loan Facility were terminated upon the issuance and sale of the Senior Notes on September 14, 2018. In addition, the 2018 Refinancing Credit Agreement contains an uncommitted accordion feature allowing the Company to request, in an aggregate amount not to exceed $600.0 million, increases to the borrowing commitments under the Revolving Credit Facility or a new incremental term loan commitment. At June 30, 2019, the Company had approximately $780.3 million of available bank borrowing capacity subject to certain financial covenant restrictions, net of $27.6 million of letters of credit.
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
At June 30, 2019, the weighted average interest rate on the Company’s variable rate debt was 3.28%.  On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date was December 19, 2018.
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
The following tables provide information regarding the Company’s defined benefit pension plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended June 30,		Three Months Ended June 30,
In thousands	2019	2018	2019	2018
Net periodic benefit cost
Service cost	$71	$87	$611	$691
Interest cost	372	333	1,711	1,834
Expected return on plan assets	(433)	(445)	(2,927)	(3,466)
Net amortization/deferrals	207	243	641	554
Net periodic benefit cost (credit)	$217	$218	$36	$(387)

	U.S.		International
	Six Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Net periodic benefit cost
Service cost	$142	$174	$1,222	$1,382
Interest cost	744	666	3,422	3,668
Expected return on plan assets	(866)	(890)	(5,854)	(6,932)
Net amortization/deferrals	414	486	1,282	1,108
Net periodic benefit cost (credit)	$434	$436	$72	$(774)

Assumptions
Discount Rate	4.3%	3.6%	2.5%	2.4%
Expected long-term rate of return	5.4%	5.2%	5.0%	5.1%
Rate of compensation increase	3.0%	3.0%	2.6%	2.6%

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

The following tables provide information regarding the Company’s postretirement benefit plans summarized by U.S. and international components.

	U.S.		International
	Three Months Ended June 30,		Three Months Ended June 30,
In thousands	2019	2018	2019	2018
Net periodic benefit cost
Service cost	$1	$1	$2	$8
Interest cost	89	81	20	26
Net amortization/deferrals	(101)	(76)	(22)	(4)
Net periodic benefit cost	$(11)	$6	$—	$30

	U.S.		International
	Six Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Net periodic benefit cost
Service cost	$2	$2	$4	$16
Interest cost	178	162	40	52
Net amortization/deferrals	(202)	(152)	(44)	(8)
Net periodic benefit cost	$(22)	$12	$—	$60

Assumptions
Discount Rate	4.17%	3.43%	3.49%	3.21%

10. STOCK-BASED COMPENSATION
As of June 30, 2019, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027 and provides a maximum of 3,800,000 shares for grants or awards, plus any shares which remain available under the 2000 Plan. The amendment and restatement of the 2011 Plan was approved by stockholders of Wabtec on May 10, 2017. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $15.8 million and $8.3 million for the three months ended June 30, 2019 and 2018, respectively. Included in stock-based compensation expense for the three months ended June 30, 2019 is $1.0 million of expense related to stock options, $8.1 million related to restricted stock, $2.9 million related to restricted stock units, $3.5 million related to incentive stock units and $0.3 million related to units issued for Directors’ fees.
Stock-based compensation expense was $24.3 million and $14.0 million for the six months ended June 30, 2019 and 2018, respectively. Included in stock-based compensation expense for the six months ended June 30, 2019 is $1.3 million of expense related to stock options, $10.8 million related to restricted stock, $3.7 million related to restricted stock units, $7.9 million related to incentive stock units and $0.6 million related to units issued for Directors’ fees. At June 30, 2019, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $61.7 million.
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
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2018	466,677	$61.04	5.7	$5,003
Granted	132,155	70.46		172
Exercised	(468)	64.54		(19)
Canceled	(3,148)	73.34		—
Outstanding at June 30, 2019	595,216	63.08	6.2	5,168
Exercisable at June 30, 2019	388,634	54.89	5.2	6,558

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Dividend yield	0.66%	0.31%
Risk-free interest rate	2.61%	2.78%
Stock price volatility	25.8%	23.9%
Expected life (years)	5.0	5.0

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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2019, the Company estimates that it will achieve 107%, 105% and 103% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2019, 2020, and 2021, respectively, and has recorded incentive compensation expense accordingly. If the estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the six months ended June 30, 2019:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	445,089	415,243	$75.51
Granted	568,052	258,100	70.48
Vested	(207,656)	(119,835)	71.59
Adjustment for incentive stock awards expected to vest	—	43,257	78.82
Canceled	(11,041)	(38,116)	74.38
Outstanding at June 30, 2019	794,444	558,649	73.53

11. INCOME TAXES
The overall effective tax rate was 28.7% and 38.3% for the three and six months ended June 30, 2019, respectively and 11.2% and 17.7% for the three and six months ended June 30, 2018, respectively. The increase in the effective rate is primarily the result of non-deductible transaction related expenses incurred as a result of the acquisition of GE Transportation as well as increased estimated liabilities resulting from provisions of the Tax Cuts and Jobs Act.
As of June 30, 2019, the liability for income taxes associated with uncertain tax positions was $12.1 million, of which $11.0 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2018, the liability for income taxes associated with unrecognized tax benefits was $9.5 million, of which $8.4 million, if recognized, would favorably affect the Company's effective tax rate.
The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2019, the total interest and penalties accrued was approximately $1.1 million. As of December 31, 2018, the total interest and penalties accrued was approximately was $0.9 million.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $6.2 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

12. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,
In thousands, except per share data	2019	2018
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$104,235	$84,416
Less: dividends declared - common shares and non-vested restricted stock	(22,576)	(11,565)
Undistributed earnings	81,659	72,851
Percentage allocated to common shareholders (1)	99.7%	99.7%
	81,414	72,632
Add: dividends declared - common shares	22,508	11,531
Less: dividends declared - preferred shares	(422)	—
Numerator for basic earnings per common share	$103,500	$84,163
Add: dividends declared - preferred shares	422	—
Numerator for diluted earnings per common share	103,922	84,163
Denominator
Denominator for basic earnings per common share - weighted average shares	177,348	95,992
Effect of dilutive securities:
Assumed conversion of preferred shares	13,743	—
Assumed conversion of dilutive stock-based compensation plans	362	583
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	191,453	96,575
Net income attributable to Wabtec shareholders per common share
Basic	$0.58	$0.88
Diluted	$0.54	$0.87

(1) Basic weighted-average common shares outstanding	177,348	95,992
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	177,922	96,276
Percentage allocated to common shareholders	99.7%	99.7%

	Six Months Ended June 30,
In thousands, except per share data	2019	2018
Numerator
Numerator for basic and diluted earnings per common share - net income attributable
to Wabtec shareholders	$99,763	$172,782
Less: dividends declared - common shares and non-vested restricted stock	(34,264)	(23,096)
Undistributed earnings	65,499	149,686
Percentage allocated to common shareholders (1)	99.7%	99.7%
	65,303	149,237
Add: dividends declared - common shares	34,154	23,027
Less: dividends declared - preferred shares	(422)	—
Numerator for basic earnings per common share	$99,035	$172,264
Add: dividends declared - preferred shares	422	—
Numerator for diluted earnings per common share	99,457	172,264
Denominator
Denominator for basic earnings per common share - weighted average shares	149,553	95,867
Effect of dilutive securities:
Assumed conversion of preferred shares	12,213	—
Assumed conversion of dilutive stock-based compensation plans	389	604
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	162,155	96,471
Net income attributable to Wabtec shareholders per common share
Basic	$0.66	$1.80
Diluted	$0.61	$1.79

(1) Basic weighted-average common shares outstanding	149,553	95,867
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	150,013	96,153
Percentage allocated to common shareholders	99.7%	99.7%

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

13. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In thousands	2019	2018
Balance at beginning of year	$153,702	$153,063
Acquisitions	97,559	1,089
Warranty expense	65,797	27,475
Warranty claim payments	(60,643)	(26,405)
Foreign currency impact/other	(399)	(1,380)
Balance at June 30	$256,016	$153,842

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gain and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three and six months ended June 30, 2019 and June 30, 2018, the amounts reclassified into income were not material.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized loss related to these contracts was $0.5 million for the six months ended June 30, 2019. These contracts are scheduled to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of June 30, 2019.

In millions	Designated	Non-Designated	Total
Gross notional amount	$2,574.0	$608.0	$3,182.0

Fair Value:
Other current assets	$3.2	$—	$3.2
Other current liabilities	—	(3.2)	(3.2)
Total	$3.2	$(3.2)	$—
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

15. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC 820 “Fair Value Measurements and Disclosures” ("ASC 820") defines fair value, establishes a framework for measuring fair value and explains the related disclosure requirements. ASC 820 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability and defines fair value based upon an exit price model.
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at June 30, 2019 and December 31, 2018. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, all plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The 2013 Notes, 2016 Notes, and the Senior Notes are considered Level 2 based on the fair value valuation hierarchy.
The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	June 30, 2019		December 31, 2018
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
4.375% Senior Notes	$248,952	$259,010	$248,823	$254,218
3.45% Senior Notes	$748,396	$737,123	$748,282	$675,075
Floating Rate Notes 2021	$497,396	$496,830	$496,796	$497,425
4.15% Senior Notes	$743,638	$792,390	$742,957	$729,350
4.7% Senior Notes	$1,240,191	$1,349,025	$1,239,657	$1,179,625

The fair value of the Company’s interest rate swap agreements and the 2013 and 2016 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

16. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in Note 21 therein, filed on February 27, 2019. During the first six months of 2019, there were no material changes to the information described in the Form 10-K related to claims arising from asbestos exposure.
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
On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven patents owned by Siemens related to the Company's Positive Train Control (PTC) technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company's PTC Products or End of Train (EOT) Products (Siemen Patent Case). The Company has filed Answers, and asserted counterclaims, in response to Siemens’ complaints. Additionally, after filings by the Company, the US Patent & Trademark Office’s Patent Trail and Appeal Board (PTAB) has granted Inter-Parties Review (IPR) proceedings on eight (8) of the patents asserted by Siemens to contest their validity. Following pre-trial rulings that greatly reduced Siemens’ alleged damages, a jury trial was held in federal district court in Delaware in January 2019 on eight patents, two of which were still subject to an IPR decision on validity from the PTAB. At the conclusion of the trial, the jury awarded Siemens damages of $5.6 million related to PTC patents and $1.1 million related to EOT patents. Since the jury’s verdict was issued, one of the PTC patents found to be infringed was held to be invalid by the PTAB. All PTAB proceedings have been now been completed, pending appeals; five (5) of the (8) Siemens patents reviewed by the PTAB were found to be invalid. On February 26, 2019, the Court entered a Judgment on the verdict, subject to post-trial motions. On May 28, 2019, the Court held a hearing on both parties' post-trial motions, any of which, if granted, could potentially affect the final Judgment. After the Court's ruling on the post-trial motions, a final Judgment will be entered and either party may file appeals to the Federal Circuit.
On March 20, 2019, Siemens filed a new action in federal district court in Delaware alleging violations of federal antitrust and state trade practices laws since before 2008, related to Wabtec’s PTC sales, including on-board, back-office, wayside and aftermarket support systems (Siemens originally raised these antitrust claims as counterclaims in a separate Delaware patent case filed by Wabtec alleging that Siemens has violated three (3) of Wabtec’s patents; the antitrust claims were ultimately severed from that case in January, 2019, resulting in Siemens re-filing them as another separate proceeding in Delaware.) Wabtec believes Siemens’ antitrust claims are without merit and will vigorously defend itself against these claims.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed. Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $36.8 million through July 31, 2017 and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system and implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements; a jury trial is scheduled to begin in May 2020. DTC’s complaint generally supports Xorail’s position and does not name or implicate Xorail; DTC has not updated its notices against Xorail, nor have they filed any formal claim against Xorail.

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
Segment financial information for the three months ended June 30, 2019 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,493,949	$742,335	$—	$2,236,284
Intersegment sales/(elimination)	13,709	7,383	(21,092)	—
Total sales	$1,507,658	$749,718	$(21,092)	$2,236,284
Income (loss) from operations	$151,978	$71,211	$(22,552)	$200,637
Interest expense and other, net	—	—	(56,383)	(56,383)
Income (loss) from operations before income taxes	$151,978	$71,211	$(78,935)	$144,254
Segment financial information for the three months ended June 30, 2018 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$412,258	$699,422	$—	$1,111,680
Intersegment sales/(elimination)	18,699	2,984	(21,683)	—
Total sales	$430,957	$702,406	$(21,683)	$1,111,680
Income (loss) from operations	$84,347	$57,975	$(18,799)	$123,523
Interest expense and other, net	—	—	(29,749)	(29,749)
Income (loss) from operations before income taxes	$84,347	$57,975	$(48,548)	$93,774

Segment financial information for the six months ended June 30, 2019 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$2,370,383	$1,459,518	$—	$3,829,901
Intersegment sales/(elimination)	30,413	13,505	(43,918)	—
Total sales	$2,400,796	$1,473,023	$(43,918)	$3,829,901
Income (loss) from operations	$227,188	$130,144	$(89,388)	$267,944
Interest expense and other, net	—	—	(109,180)	(109,180)
Income (loss) from operations before income taxes	$227,188	$130,144	$(198,568)	$158,764

Segment financial information for the six months ended June 30, 2018 is as follows:

In thousands	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$791,812	$1,376,045	$—	$2,167,857
Intersegment sales/(elimination)	30,701	6,873	(37,574)	—
Total sales	$822,513	$1,382,918	$(37,574)	$2,167,857
Income (loss) from operations	$153,969	$126,059	$(25,226)	$254,802
Interest expense and other, net	—	—	(47,447)	(47,447)
Income (loss) from operations before income taxes	$153,969	$126,059	$(72,673)	$207,355

Sales by product line are as follows:

	Three Months Ended June 30,
In thousands	2019	2018
Remanufacturing, Overhaul & Build	$1,171,147	$127,202
Specialty Products & Electronics	443,333	434,399
Transit Products	310,839	282,130
Brake Products	254,260	217,574
Other	56,705	50,375
Total sales	$2,236,284	$1,111,680

	Six Months Ended June 30,
In thousands	2019	2018
Remanufacturing, Overhaul & Build	$1,753,324	$262,900
Specialty Products & Electronics	861,447	820,947
Transit Products	605,656	556,409
Brake Products	496,482	433,192
Other	112,992	94,409
Total sales	$3,829,901	$2,167,857

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
Balance Sheet for June 30, 2019:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$7,011	$9,820	$444,540	$—	$461,371
Receivables, net	134,298	252,077	1,321,034	—	1,707,409
Inventories	141,400	662,717	1,077,674	—	1,881,791
Current assets - other	15,094	30,484	132,991	—	178,569
Total current assets	297,803	955,098	2,976,239	—	4,229,140
Property, plant and equipment, net	57,966	36,879	1,551,252	—	1,646,097
Goodwill	504,818	283,241	7,362,612	—	8,150,671
Investment in subsidiaries	16,878,245	6,134,117	—	(23,012,362)	—
Other intangibles, net	28,594	77,301	4,258,461	—	4,364,356
Other long-term assets	27,223	166,012	359,094	—	552,329
Total assets	$17,794,649	$7,652,648	$16,507,658	$(23,012,362)	$18,942,593
Current liabilities	$472,747	$1,036,279	$1,702,289	$—	$3,211,315
Inter-company	2,858,761	(1,606,278)	(1,252,483)	—	—
Long-term debt	4,274,718	—	254,050	—	4,528,768
Long-term liabilities - other	386,662	135,254	845,437	—	1,367,353
Total liabilities	7,992,888	(434,745)	1,549,293	—	9,107,436
Shareholders' equity	9,786,761	8,087,393	14,939,968	(23,012,362)	9,801,760
Non-controlling interest	15,000	—	18,397	—	33,397
Total shareholders' equity	$9,801,761	$8,087,393	$14,958,365	$(23,012,362)	$9,835,157
Total Liabilities and Shareholders' Equity	$17,794,649	$7,652,648	$16,507,658	$(23,012,362)	$18,942,593

Balance Sheet for December 31, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$1,782,682	$(119)	$559,791	$—	$2,342,354
Receivables, net	106,815	61,513	978,450	—	1,146,778
Inventories	149,622	69,116	626,148	—	844,886
Current assets - other	11,884	690	103,075	—	115,649
Total current assets	2,051,003	131,200	2,267,464	—	4,449,667
Property, plant and equipment, net	51,551	24,755	487,431	—	563,737
Goodwill	25,275	283,241	2,088,028	—	2,396,544
Investment in subsidiaries	6,707,979	4,022,107	—	(10,730,086)	—
Other intangibles, net	29,254	78,547	1,022,079	—	1,129,880
Other long-term assets	8,775	149	100,482	—	109,406
Total assets	$8,873,837	$4,539,999	$5,965,484	$(10,730,086)	$8,649,234
Current liabilities	$264,630	$91,004	$1,291,056	$—	$1,646,690
Inter-company	1,947,504	(1,436,222)	(511,282)	—	—
Long-term debt	3,779,627	—	13,147	—	3,792,774
Long-term liabilities - other	16,945	48,714	275,036	—	340,695
Total liabilities	6,008,706	(1,296,504)	1,067,957	—	5,780,159
Shareholders' equity	2,865,131	5,836,503	4,893,583	(10,730,086)	2,865,131
Non-controlling interest	—	—	3,944	—	3,944
Total shareholders' equity	$2,865,131	$5,836,503	$4,897,527	$(10,730,086)	$2,869,075
Total Liabilities and Shareholders' Equity	$8,873,837	$4,539,999	$5,965,484	$(10,730,086)	$8,649,234

Income Statement for the Three Months Ended June 30, 2019:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$185,695	$1,104,741	$1,432,790	$(486,942)	$2,236,284
Cost of sales	(144,237)	(820,294)	(1,037,244)	380,167	(1,621,608)
Gross profit	41,458	284,447	395,546	(106,775)	614,676
Total operating expenses	(67,447)	(81,933)	(264,659)	—	(414,039)
Income from operations	(25,989)	202,514	130,887	(106,775)	200,637
Interest (expense) income, net	(59,365)	3,116	(2,311)	—	(58,560)
Other income (expense), net	1,237	(4,217)	5,157	—	2,177
Equity earnings (loss)	185,813	83,926	—	(269,739)	—
Pretax income (loss)	101,696	285,339	133,733	(376,514)	144,254
Income tax benefit (expense)	2,538	(42,556)	(1,382)	—	(41,400)
Net income	104,234	242,783	132,351	(376,514)	102,854
Less: Net loss attributable to noncontrolling interest	—	—	1,381	—	1,381
Net income (loss) attributable to Wabtec shareholders	$104,234	$242,783	$133,732	$(376,514)	$104,235

Comprehensive income (loss) attributable to Wabtec shareholders	$104,234	$242,783	$153,552	$(376,514)	$124,055

Income Statement for the Three Months Ended June 30, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$168,426	$137,966	$873,375	$(68,087)	$1,111,680
Cost of sales	(122,919)	(88,688)	(614,861)	38,755	(787,713)
Gross profit	45,507	49,278	258,514	(29,332)	323,967
Total operating expenses	(49,780)	(12,267)	(138,397)	—	(200,444)
Income from operations	(4,273)	37,011	120,117	(29,332)	123,523
Interest (expense) income, net	(31,734)	3,137	(3,323)	—	(31,920)
Other income (expense), net	483	—	1,688	—	2,171
Equity earnings (loss)	128,744	118,771	—	(247,515)	—
Pretax income (loss)	93,220	158,919	118,482	(276,847)	93,774
Income tax expense	(7,213)	—	(3,290)	—	(10,503)
Net income	86,007	158,919	115,192	(276,847)	83,271
Less: Net loss attributable to noncontrolling interest	—	—	1,145	—	1,145
Net income (loss) attributable to Wabtec shareholders	$86,007	$158,919	$116,337	$(276,847)	$84,416

Comprehensive income (loss) attributable to Wabtec shareholders	$86,231	$158,919	$(74,104)	$(276,847)	$(105,801)
Income Statement for the Six Months Ended June 30, 2019:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$378,761	$1,233,544	$2,760,039	$(542,443)	$3,829,901
Cost of sales	(301,887)	(902,309)	(2,035,263)	413,251	(2,826,208)
Gross profit	76,874	331,235	724,776	(129,192)	1,003,693
Total operating expenses	(164,987)	(97,254)	(473,508)	—	(735,749)
Income from operations	(88,113)	233,981	251,268	(129,192)	267,944
Interest (expense) income, net	(101,011)	6,594	(8,712)	—	(103,129)
Other income (expense), net	21,570	(6,702)	(20,919)	—	(6,051)
Equity earnings (loss)	277,295	163,685	—	(440,980)	—
Pretax income (loss)	109,741	397,558	221,637	(570,172)	158,764
Income tax expense	(9,979)	(42,556)	(7,388)	—	(59,923)
Net income	99,762	355,002	214,249	(570,172)	98,841
Less: Net loss attributable to noncontrolling interest	—	—	922	—	922
Net income (loss) attributable to Wabtec shareholders	$99,762	$355,002	$215,171	$(570,172)	$99,763

Comprehensive income (loss) attributable to Wabtec shareholders	$99,762	$355,002	$182,574	$(570,172)	$67,166

Income Statement for the Six Months Ended June 30, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$329,727	$256,083	$1,700,594	$(118,547)	$2,167,857
Cost of sales	(241,577)	(161,678)	(1,200,588)	70,834	(1,533,009)
Gross profit (loss)	88,150	94,405	500,006	(47,713)	634,848
Total operating expenses	(85,407)	(25,941)	(268,698)	—	(380,046)
Income (loss) from operations	2,743	68,464	231,308	(47,713)	254,802
Interest (expense) income, net	(52,128)	6,079	(6,155)	—	(52,204)
Other income (expense), net	9,212	(679)	(3,776)	—	4,757
Equity earnings (loss)	235,442	210,877	—	(446,319)	—
Pretax income (loss)	195,269	284,741	221,377	(494,032)	207,355
Income tax expense	(20,895)	—	(15,732)	—	(36,627)
Net income (loss)	174,374	284,741	205,645	(494,032)	170,728
Less: Net loss attributable to noncontrolling interest	—	—	2,054	—	2,054
Net income (loss) attributable to Wabtec shareholders	$174,374	$284,741	$207,699	$(494,032)	$172,782

Comprehensive income (loss) attributable to Wabtec shareholders	$174,881	$284,741	$95,983	$(494,032)	$61,573
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2019:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(99,188)	$215,772	$456,532	$(129,192)	$443,924
Net cash provided by (used for) investing activities	6,854,818	(476,597)	(9,418,585)	—	(3,040,364)
Net cash (used for) provided by financing activities	(8,531,301)	270,764	8,857,453	129,192	726,108
Effect of changes in currency exchange rates	—	—	(10,651)	—	(10,651)
(Decrease) increase in cash	(1,775,671)	9,939	(115,251)	—	(1,880,983)
Cash, cash equivalents, and restricted cash beginning of period	1,782,682	(119)	559,791	—	2,342,354
Cash and cash equivalents, end of period	$7,011	$9,820	$444,540	$—	$461,371
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2018:

In thousands	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(116,378)	$72,206	$159,789	$(47,713)	$67,904
Net cash (used for) provided by investing activities	(9,669)	(249)	(59,182)	—	(69,100)
Net cash provided by (used for) financing activities	125,855	(72,009)	(78,795)	47,713	22,764
Effect of changes in currency exchange rates	—	—	(9,395)	—	(9,395)
(Decrease) increase in cash	(192)	(52)	12,417	—	12,173
Cash and cash equivalents, beginning of period	933	625	231,843	—	233,401
Cash and cash equivalents, end of period	$741	$573	$244,260	$—	$245,574

19. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Foreign currency (loss) gain	$(1,120)	$(2,277)	$(13,802)	$(3,309)
Equity income	1,021	1,594	1,950	2,223
Expected return on pension assets/amortization	1,789	3,027	5,165	6,050
Other miscellaneous expense (income)	487	(173)	636	(207)
Total other (expense) income, net	$2,177	$2,171	$(6,051)	$4,757

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products enhance safety, improve productivity and reduce maintenance costs for customers and can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 50 countries and our products can be found in more than 100 countries throughout the world. In the six months ended June 30, 2019, approximately 59% of the Company’s revenues came from customers outside the United States.
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
As part of the Merger, certain assets of GE Transportation ("GET"), including the equity interests of certain pre-Transaction subsidiaries of GE that compose part of GE Transportation, were sold to Direct Sale Purchaser for a cash payment of $2.875 billion, and Direct Sale Purchaser assumed certain liabilities of GE Transportation in connection with this purchase (the "Direct Sale"). Thereafter, GE transferred the SpinCo business to SpinCo and its subsidiaries (to the extent not already held by SpinCo and its subsidiaries), and SpinCo issued to GE shares of SpinCo Class A preferred stock, SpinCo Class B preferred stock, SpinCo Class C preferred stock and additional shares of SpinCo common stock in the SpinCo Transfer. Following this issuance of additional SpinCo common stock to GE, and immediately prior to the Distribution (as defined below), GE owned 8,700,000,000 shares of SpinCo common stock, 15,000 shares of SpinCo Class A preferred stock, 10,000 shares of SpinCo Class B preferred stock and one share of SpinCo Class C preferred stock, which constituted all of the outstanding stock of SpinCo.

Following the Direct Sale, GE distributed the distribution shares of SpinCo in a spin-off transaction to its stockholder (the "Distribution"). Immediately after the Distribution, Merger Sub merged with and into SpinCo (the "Merger"), whereby the separate corporate existence of Merger Sub ceased and SpinCo continued as the surviving company and a wholly owned subsidiary of Wabtec (except with respect to shares of SpinCo Class A preferred stock held by GE). In the Merger, subject to adjustment in accordance with the Merger Agreement, each share of SpinCo common stock converted into the right to receive a number of shares of Wabtec common stock based on the common stock exchange ratio set forth in the Merger Agreement and the share of SpinCo Class C preferred stock was converted into the right to receive (a) 10,000 shares of Wabtec convertible preferred stock and (b) a number of shares of Wabtec common stock equal to 9.9% of the fully-diluted pro forma Wabtec shares. Immediately prior to the Merger, Wabtec paid $10.0 million in cash to GE in exchange for all of the shares of SpinCo Class B preferred stock.
Upon consummation of the Merger, Wabtec issued 46,763,975 shares of common stock to the holders of GE common stock, 19,018,207 shares of common stock to GE and 10,000 shares of preferred stock to GE and made a cash payment to GE of $2.885 billion. As a result and calculated based on Wabtec’s outstanding common stock on a fully-diluted, as-converted and as-exercised basis, as of December 31, 2018, approximately 49.2% of the outstanding shares of Wabtec common stock was held collectively by GE and holders of GE common stock (with 9.9% to be held by GE directly in shares of Wabtec common stock and 15% underlying the shares of Wabtec convertible preferred stock to be held by GE) and approximately 50.8% of the outstanding shares of Wabtec common stock would be held by pre-Merger Wabtec stockholders, in each case calculated on a fully-diluted, as-converted and as-exercised basis. Following the Merger, GE also retained 15,000 shares of SpinCo Class A non-voting preferred stock, and Wabtec held 10,000 shares of SpinCo Class B non-voting preferred stock. The shares of Wabtec common stock and Wabtec convertible preferred stock held by GE are subject to GE’s obligations under the Shareholders Agreement, including, among other things, and in each case subject to certain exceptions, (i) restrictions on the ability to sell, transfer or otherwise divest such shares for a period of 30 days and (ii) an obligation to sell, transfer or otherwise divest (A) by no later than 120 days following the closing date of the Merger, GE’s (and its affiliates’) ownership of Wabtec common stock and/or Wabtec convertible preferred stock so that GE (together with its affiliates) beneficially owns not less than 14.9% and not more than 19.9% of the number of shares of Wabtec common stock that were outstanding immediately after the closing of the Merger, (B) by no later than one year following the closing date of the Merger, GE’s (and its affiliates’) ownership of Wabtec common stock and/or Wabtec convertible preferred stock so that GE (together with its affiliates) beneficially owns not more than 18.5% of the number of shares of Wabtec common stock that were outstanding immediately after the closing of the Merger, in each case of clauses (A) and (B) treating the Wabtec convertible preferred stock as the Wabtec common stock into which it is convertible both for purposes of determining the number of shares of Wabtec common stock owned and for purposes of determining the number of shares of Wabtec common stock outstanding and (C) by no later than the third anniversary of the closing date of the Merger, all of the subject shares that GE (together with its affiliates) beneficially owns, and (iii) an obligation to vote all of such shares of Wabtec common stock in the proportion required under the Shareholders Agreement.
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

RESULTS OF OPERATIONS
Consolidated Results
SECOND QUARTER 2019 COMPARED TO SECOND QUARTER 2018
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,
In thousands	2019	2018	Percent Change
Net sales:
Sales of goods	$1,892,508	$1,065,893	77.6%
Sales of services	343,776	45,787	650.8%
Total net sales	2,236,284	1,111,680	101.2%
Cost of sales:
Cost of goods	(1,377,758)	(749,097)	83.9%
Cost of services	(243,850)	(38,616)	531.5%
Total cost of sales	(1,621,608)	(787,713)	105.9%
Gross profit	614,676	323,967	89.7%
Operating expenses:
Selling, general and administrative expenses	(290,959)	(171,157)	70.0%
Engineering expenses	(57,120)	(19,388)	194.6%
Amortization expense	(65,960)	(9,899)	566.3%
Total operating expenses	(414,039)	(200,444)	106.6%
Income from operations	200,637	123,523	62.4%
Other income and expenses:
Interest expense, net	(58,560)	(31,920)	83.5%
Other income (expense), net	2,177	2,171	0.3%
Income from operations before income taxes	144,254	93,774	53.8%
Income tax expense	(41,400)	(10,503)	294.2%
Net income	102,854	83,271	23.5%
Less: Net loss attributable to noncontrolling interest	1,381	1,145	20.6%
Net income attributable to Wabtec shareholders	104,235	84,416	23.5%
The following table shows the major components of the change in sales in the second quarter of 2019 from the second quarter of 2018:

In thousands	Freight Segment	Transit Segment	Total
Second Quarter 2018 Net Sales	$412,258	$699,422	$1,111,680
Acquisitions	1,122,134	2,842	1,124,976
Change in Sales by Product Line:
Transit Products	—	57,885	57,885
Brake Products	4,153	30,470	34,623
Remanufacturing, Overhaul & Build	(3,872)	9,699	5,827
Specialty Products & Electronics	(35,891)	(16,685)	(52,576)
Other	1,581	(92)	1,489
Foreign exchange	(6,414)	(41,206)	(47,620)
Second Quarter 2019 Net Sales	$1,493,949	$742,335	$2,236,284

Net sales
Net sales for the three months ended June 30, 2019 increased by $1.12 billion, or 101%, to $2.24 billion. The increase is primarily due to sales from acquisitions of $1.12 billion, mainly, the acquisition of GE Transportation. GE Transportation contributed $1.12 billion of net sales in the quarter primarily from equipment products and services. Additionally, Transit Segment sales increased $43 million primarily due to increased original equipment project deliveries for HVAC and door systems, and Brake Products. These increases were partially offset by a decrease in Specialty Products and Electronics of $53 million due to the completion of a large signaling project in 2018 and lower PTC hardware sales. Unfavorable changes in foreign exchange rates reduced sales by $48 million.
Cost of sales
Cost of sales increased by $834 million to $1.62 billion in 2019 compared to $788 million in 2018. The increase is primarily due to $844 million of incremental cost of sales from acquisitions, mainly from the acquisition of GE Transportation. In the second quarter of 2019, cost of sales as a percentage of sales was 72.5% compared to 70.9% in the same period of 2018. Cost of sales in 2019 includes $89 million of non-recurring costs related to purchase price accounting for the step-up of GE Transportation inventory on the date of acquisition. Excluding these non-recurring costs, cost of sales as a percentage of sales was 68.5% in 2019, a decrease from the prior year due to higher margin Freight Segment sales increased and a favorable product shift in the Transit Segment to brake and HVAC systems from lower margin overhaul projects.
Operating expenses
Total operating expenses as a percentage of sales increased to 18.5% of sales in the second quarter of 2019 compared to 18.0% during the second quarter of 2018. Selling, general, and administrative expenses increased $120 million or 70.0%, primarily due to $94 million in incremental expense from acquisitions, mainly GE Transportation, and $31 million in transaction and restructuring costs related to the acquisition of GE Transportation. Engineering expense increased $38 million and amortization expense increased $56 million due to incremental expense from the GE Transportation acquisition.
Interest expense, net
Interest expense, net, increased $27 million in the second quarter of 2019 over the same period in 2018 attributable to higher overall debt balances in 2019, related to the GE Transportation acquisition.
Income taxes
The effective income tax rate was 28.7% and 11.2% for the second quarter of 2019 and 2018, respectively. The increase in the effective rate for the three months ended June 30, 2019 is primarily the result of a $13 million benefit recorded in the second quarter of 2018 to revise estimates of the impact of U.S. tax legislation on the Transition Tax on unrepatriated earnings and the deductibility of certain executive compensation. In addition, the rate increased due to non-deductible transaction related expenses incurred as a result of the acquisition of GE Transportation as well as increased estimated liabilities resulting from provisions of the Tax Cuts and Jobs Act.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated.

	Three Months Ended June 30,
In thousands	2019	2018	Percent Change
Net sales:
Sales of goods	$1,161,919	$377,794	207.6%
Sales of services	332,030	34,464	863.4%
Total net sales	1,493,949	412,258	262.4%
Cost of sales:
Cost of goods	(850,689)	(245,397)	246.7%
Cost of services	(235,017)	(29,887)	686.4%
Total cost of sales	(1,085,706)	(275,284)	294.4%

Gross profit	408,243	136,974	198.0%

Operating expenses	(256,264)	(52,626)	387.0%

Income from operations ($)	151,979	84,348	80.2%
Income from operations (%)	10.2%	20.5%
Net sales
Freight Segment sales increased by $1.08 billion, or 262%, to $1.49 billion, due to the acquisition of GE Transportation which contributed $1.12 billion of net sales in the quarter primarily from equipment products and services. This increase was partially offset by a decrease in Specialty Products and Electronics sales of $36 million due to lower PTC hardware sales. Unfavorable foreign currency exchange rates decreased sales by $6 million.
Cost of sales
Freight Segment cost of sales increased by $810 million to $1.09 billion in 2019. The increase is primarily due to $844 million of incremental cost of sales and services from the GE Transportation acquisition. In 2019, total cost of sales as a percentage of total net sales was 72.7% compared to 66.8% in 2018. Total cost of sales in the second quarter of 2019 includes $89 million of non-recurring costs related to purchase price accounting for the step-up of GE Transportation inventory on the date of acquisition. Excluding this non-recurring charge, total cost of sales as a percentage of sales was 66.7% in 2019 consistent with 2018.
Operating expenses
Freight Segment operating expenses increased $204 million, or 387%, in 2019 and increased 440 basis points to 17.2% of sales. Selling, general, and administrative expenses increased $113 million due to $94 million in incremental expense from the GE Transportation acquisition and $11 million of transaction and restructuring costs related to the acquisition of GE Transportation. Engineering expense increased $35 million and amortization expense increased $56 million, both due to the GE Transportation acquisition.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated.

	Three Months Ended June 30,
In thousands	2019	2018	Percent Change

Net sales	$742,335	$699,422	6.1%
Cost of sales	(535,903)	(512,428)	4.6%
Gross profit	206,432	186,994	10.4%

Operating expenses	(135,221)	(129,019)	4.8%

Income from operations ($)	71,211	57,975	22.8%
Income from operations (%)	9.6%	8.3%
Net sales
Transit Segment sales increased by $43 million, or 6.1%, primarily due to increased original equipment project deliveries for HVAC and door systems of $58 million, and higher Brake Products sales of $30 million. The increase in Brake Product sales was due to increased deliveries on contracts for original equipment brake and coupler systems and higher sales of aftermarket spares. These increases were partially offset by unfavorable foreign currency exchange rate changes of $41 million and a $17 million decrease in Specialty Products and Electronics due to the completion of a large signaling project in the prior year.
Cost of sales
Transit Segment cost of sales increased by $23 million to $536 million in the second quarter of 2019. In the second quarter 2019, cost of sales as a percentage of sales was 72.2% compared to 73.3% in 2018. This decrease is attributable to a favorable product mix towards more brake and HVAC systems and less overhaul contracts, which typically carry a lower margin due to their higher material and labor costs as a percentage of sales. Additionally, project performance on the brake and HVAC systems improved period over period. Unfavorable foreign currency exchange rate changes decreased cost of sales by $31 million.
Operating expenses
Transit Segment operating expenses increased $6 million to $135 million, or 4.8%, in the second quarter of 2019 and decreased 20 basis points to 18.2% compared to the same period in 2018. Selling, general, and administrative expenses increased $3 million in the second quarter of 2019, consisting of a $8 million organic increase to support the higher sales volumes, partially offset by a $5 million decrease due to favorable foreign currency exchange rate changes. Engineering and amortization expense remained consistent year over year.

FIRST SIX MONTHS OF 2019 COMPARED TO FIRST SIX MONTHS OF 2018
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Six Months Ended June 30,
In thousands	2019	2018	Percent Change
Net sales:
Sales of goods	$3,327,017	$2,076,570	60.2%
Sales of services	502,884	91,287	450.9%
Total net sales	3,829,901	2,167,857	76.7%
Cost of sales:
Cost of goods	(2,451,329)	(1,458,375)	68.1%
Cost of services	(374,879)	(74,634)	402.3%
Total cost of sales	(2,826,208)	(1,533,009)	84.4%
Gross profit	1,003,693	634,848	58.1%
Operating expenses:
Selling, general and administrative expenses	(550,682)	(318,358)	73.0%
Engineering expenses	(91,665)	(41,437)	121.2%
Amortization expense	(93,402)	(20,251)	361.2%
Total operating expenses	(735,749)	(380,046)	93.6%
Income from operations	267,944	254,802	5.2%
Other income and expenses:
Interest expense, net	(103,129)	(52,204)	97.5%
Other income (expense), net	(6,051)	4,757	(227.2)%
Income from operations before income taxes	158,764	207,355	(23.4)%
Income tax expense	(59,923)	(36,627)	63.6%
Net income	98,841	170,728	(42.1)%
Less: Net loss attributable to noncontrolling interest	922	2,054	(55.1)%
Net income attributable to Wabtec shareholders	99,763	172,782	(42.3)%
The following table shows the major components of the change in sales in the first six months of 2019 from the first six months of 2018:

In thousands	Freight Segment	Transit Segment	Total
First Six Months of 2018 Net Sales	$791,812	$1,376,045	2,167,857
Acquisitions	1,617,110	17,590	1,634,700
Change in Sales by Product Line:
Transit Products	—	115,062	115,062
Brake Products	4,445	58,685	63,130
Remanufacturing, Overhaul & Build	(4,043)	8,064	4,021
Specialty Products & Electronics	(26,650)	(25,895)	(52,545)
Other	1,526	1,971	3,497
Foreign exchange	(13,817)	(92,004)	(105,821)
First Six Months of 2019 Net Sales	$2,370,383	$1,459,518	$3,829,901

Net sales
Net sales for the six months ended June 30, 2019 increased by $1.66 billion, or 76.7%, to $3.83 billion. The increase is primarily due to sales from acquisitions of $1.63 billion, mainly, the acquisition of GE Transportation. GE Transportation contributed $1.62 billion of net sales in the year primarily from equipment products and services. Additionally, Transit Segment sales increased $83 million primarily due to increased original equipment project deliveries for HVAC and door systems, and Brake Products. These increases were partially offset by a decrease in Specialty Products and Electronics of $53 million due to the completion of a large project signaling project in 2018 and lower PTC hardware sales. Unfavorable changes in foreign currency exchange rates reduced sales by $106 million.
Cost of sales
Cost of sales increased by $1.29 billion to $2.83 billion in 2019 compared to $1.53 billion in 2018. The increase is primarily due to $1.28 billion of incremental costs from acquisitions, mainly from GE Transportation. In 2019, cost of sales as a percentage of sales was 73.8% compared to 70.7% in 2018. Cost of sales in 2019 includes $169 million of non-recurring costs related to purchase price accounting for the step-up of GE Transportation inventory on the date of acquisition. Excluding this non-recurring charge, cost of sales as a percentage of sales was 69.4% in 2019, a 1.3% improvement over 2018. This improvement is attributable to a favorable product mix towards more Freight Segment products, which typically carry higher margins than the Transit Segment.
Operating expenses
Total operating expenses as a percentage of sales increased to 19.2% of sales in 2019 compared to 17.5% in 2018. Selling, general, and administrative expenses increased $232 million or 73.0%, primarily due to $136 million of incremental expense from acquisitions, mainly GE Transportation, and $90 million in transaction and restructuring costs related to the acquisition of GE Transportation. Engineering expense increased $50 million and amortization expense increased $73 million due to incremental expense from the GE Transportation acquisition.
Interest expense, net
Interest expense, net, increased $51 million in 2019 attributable to higher overall debt balances in 2019, related to the GE Transportation acquisition.
Other expense, net
Other expense/(income), net, totaled $6 million of expense in 2019 compared to $5 million of income in 2018 primarily due to losses on the remeasurement of certain foreign currency denominated original locomotive equipment contracts.
Income taxes
The effective income tax rate was 37.7% and 17.7% for 2019 and 2018, respectively. The increase in the effective rate for the six months ended June 30, 2019 is primarily the result of a $13 million benefit recorded in the second quarter of 2018 to revise estimates of the impact of U.S. tax legislation on the Transition Tax on unrepatriated earnings and the deductibility of certain executive compensation. In addition, the rate increased due to non-deductible transaction related expenses incurred as a result of the acquisition of GE Transportation as well as increased estimated liabilities resulting from provisions of the Tax Cuts and Jobs Act.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated.

	Six Months Ended June 30,
In thousands	2019	2018	Percent Change
Net sales:
Sales of goods	$1,891,080	$723,657	161.3%
Sales of services	479,303	68,155	603.3%
Total net sales	2,370,383	791,812	199.4%
Cost of sales:
Cost of goods	(1,398,677)	(475,635)	194.1%
Cost of services	(357,077)	(56,629)	530.6%
Total cost of sales	(1,755,754)	(532,264)	229.9%

Gross profit	614,629	259,548	136.8%

Operating expenses	(387,441)	(105,577)	267.0%

Income from operations ($)	227,188	153,971	47.6%
Income from operations (%)	9.6%	19.4%
Net sales
Freight Segment sales increased by $1.58 billion, or 199%, to $2.37 billion, due to the acquisition of GE Transportation which contributed $1.62 billion during the period, primarily from equipment products and services. This increase was partially offset by lower sales from Specialty Products and Electronics of $27 million due to the lower PTC hardware sales. Unfavorable foreign currency exchange rate changes decreased sales by $14 million.
Cost of sales
Freight Segment cost of sales increased by $1.22 billion to $1.76 billion in 2019. The increase is primarily due to $1.26 billion of incremental cost of sales and services from the GE Transportation acquisition. In 2019, total cost of sales as a percentage of total net sales was 74.1% compared to 67.2% in 2018. Total cost of sales in 2019 includes $169 million of non-recurring costs related to purchase price accounting for the step-up of GE Transportation inventory on the date of acquisition. Excluding these non-recurring costs, total cost of sales as a percentage of sales was 66.9% in 2019, 0.3% lower than 2018 as lower sales for Specialty Products and Electronics, which typically carry higher margins, were offset by cost improvements in other areas.
Operating expenses
Freight Segment operating expenses increased $282 million, or 267.0%, in 2019 and increased 300 basis points to 16.3% of sales. Selling, general, and administrative expenses increased $162 million due to $134 million in incremental expense from the GE Transportation acquisition and $16 million for transaction and restructuring costs. Engineering expense increased $46 million and amortization expense increased $74 million, both due to the GE Transportation acquisition.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated.

	Six Months Ended June 30,
In thousands	2019	2018	Percent Change

Net sales	$1,459,518	$1,376,045	6.1%
Cost of sales	(1,070,454)	(1,000,745)	7.0%
Gross profit	389,064	375,300	3.7%

Operating expenses	(258,920)	(249,242)	3.9%

Income from operations ($)	130,144	126,058	3.2%
Income from operations (%)	8.9%	9.2%
Net sales
Transit Segment sales increased by $83 million, or 6.1%, primarily due to increased demand for door and HVAC systems of $115 million, increased Brake Product sales of $59 million, and acquisitions of $18 million. The increase in Brake Product sales was due to increased deliveries on contracts for original equipment brake and coupler systems and aftermarket spares. These increases were partially offset by unfavorable foreign currency rate changes of $92 million, and a $26 million decrease in Specialty Products and Electronics due to the completion of a large signaling projects in the prior year.
Cost of sales
Transit Segment cost of sales increased by $70 million to $1.07 billion in 2019. In 2019, cost of sales as a percentage of sales was 73.3% compared to 72.7% in 2018. This increase is primarily due to an unfavorable product mix from a decrease in high margin Specialty Products and Electronics sales towards more original equipment products which typically carry lower margins and certain discrete project adjustments primarily related to warranty cost. Favorable foreign currency exchange rates decreased cost of sales by $68 million and incremental costs from acquisitions increased cost of sales by $15 million.
Operating expenses
Transit Segment operating expenses increased $10 million to $259 million, or 3.9% in 2019 and decreased 40 basis points to 17.7% of sales. Selling, general, and administrative expenses increased $6 million in 2019, consisting of a $15 million organic increase to support the higher sales volumes, partially offset by a $11 million decrease due to favorable foreign currency exchange rates. Engineering and amortization expense remained consistent year over year.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Six Months Ended June 30,
In thousands	2019	2018
Cash provided by (used for):
Operating activities	$443,924	$67,904
Investing activities	(3,040,364)	(69,100)
Financing activities	726,108	22,764
(Decrease)/increase in cash and restricted cash	$(1,880,983)	$12,173
Operating activities In the first six months of 2019, cash provided by operations was $444 million compared to $68 million in the first six months of 2018. The increase is due to favorable working capital performance as follows: a favorable change in inventory of $264 million, of which $169 million is attributable to purchase accounting costs related to the acquisition of GE Transportation and the remaining $95 million due to better control over inventory levels, a favorable change of $162 million in other assets and liabilities primarily due to the timing of payments related to acquisition costs and accrued expenses, a favorable change in accounts receivable of $24 million, and a favorable change of $40 million from the increase in net income, net of the change in non-cash items of $111 million. The increase in the change in non-cash items is primarily attributable to increased depreciation, amortization, and stock-based compensation as a result of the GE Transportation acquisition. These favorable changes were partially offset by an unfavorable change in accounts payable of $131 million due to the timing of payments to suppliers.
Investing activities In the first six months of 2019 and 2018, cash used for investing activities was $3.04 billion and $69 million, respectively. The major components of the cash outflow in 2019 were $2.98 billion in net cash paid for acquisitions, primarily GE Transportation, and $62 million in additions to property, plant and equipment for investments in our facilities and manufacturing processes. This compares to $38 million in net cash paid for acquisitions and $40 million in property, plant, and equipment for investments in the first six months of 2018. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first six months of 2019, cash provided by financing activities was $726 million which included $2.33 billion in proceeds from the revolving credit facility, $1.55 billion in repayments of debt and $34 million of dividend payments. In the first six months of 2018, cash provided by financing activities was $22.8 million, which included $592 million in proceeds from the revolving credit facility, $546 million in repayments of debt on the revolving credit facility, $23 million of dividend payments, and $7 million related to payment of income tax withholding on share-based compensation.
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
On February 12, 2019, the rating assigned by Moody's was decreased to Ba1. Accordingly, pursuant to the respective terms of the Senior Notes issued on September 14, 2018, the interest rate increased by 0.25%. The interest rate increase took effect during the interest period following February 12, 2019.
The Company is in compliance with the restrictions and covenants in the indenture under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing its operating activities.
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
2018 Refinancing Credit Agreement
On June 8, 2018, the Company entered into a credit agreement (the “2018 Refinancing Credit Agreement”), which replaced the Company’s then-existing 2016 Refinancing Credit Agreement. As part of the 2018 Refinancing Credit Agreement, the Company entered into (i) a $1.2 billion revolving credit facility (the “Revolving Credit Facility”), which replaced the Company’s revolving credit facility under the 2016 Refinancing Credit Agreement, and includes a letter of credit sub-facility of up to $450.0 million and a swing line sub-facility of $75.0 million, (ii) a $350.0 million term loan (the “Refinancing Term Loan”), which refinanced the term loan under the 2016 Refinancing Credit Agreement, and (iii) a new $400.0 million delayed draw term loan (the “Delayed Draw Term Loan”). The 2018 Refinancing Credit Agreement also provided for a bridge loan facility (the “Bridge Loan Facility”) in an amount not to exceed $2.5 billion, which would only become effective at the Company’s request. Commitments in respect of the Bridge Loan Facility were terminated upon the issuance and sale of the Senior Notes on September 14, 2018. In addition, the 2018 Refinancing Credit Agreement contains an uncommitted accordion feature allowing the Company to request, in an aggregate amount not to exceed $600.0 million, increases to the borrowing commitments under the Revolving Credit Facility or a new incremental term loan commitment. At June 30, 2019, the Company had approximately $780.3 million of available bank borrowing capacity subject to certain financial covenant restrictions, net of $27.6 million of letters of credit.
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
At June 30, 2019, the weighted average interest rate on the Company’s variable rate debt was 3.28%.  On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date was December 19, 2018.
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
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect interest expense associated with its variable-rate debt and refinancing or issuance of incremental fixed rate debt. The Company’s variable rate debt represents 35% and 22% of total long-term debt at June 30, 2019 and December 31, 2018, respectively. Refer to Note 8 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first six months of 2019, approximately 41% of Wabtec’s net sales were to customers in the United States, 10% in Canada, 6% in India, 5% in the United Kingdom, 5% in Mexico, 4% in France, 4% in Germany, 4% in Australia 3% in China, 3% in Italy, and 15% in other international locations. To mitigate the impact of changes in foreign currency exchange rates on earnings and cash flows, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2019. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in Note 21 therein, filed on February 27, 2019. During the first six months of 2019, there were no material changes to the information described in the Form 10-K related to claims arising from asbestos exposure.
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
On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company has infringed seven patents owned by Siemens related to the Company's Positive Train Control (PTC) technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claim are infringed by the Company's PTC Products or End of Train (EOT) Products (Siemen Patent Case). The Company has filed Answers, and asserted counterclaims, in response to Siemens’ complaints. Additionally, after filings by the Company, the US Patent & Trademark Office’s Patent Trail and Appeal Board (PTAB) has granted Inter-Parties Review (IPR) proceedings on eight (8) of the patents asserted by Siemens to contest their validity. Following pre-trial rulings that greatly reduced Siemens’ alleged damages, a jury trial was held in federal district court in Delaware in January 2019 on eight patents, two of which were still subject to an IPR decision on validity from the PTAB. At the conclusion of the trial, the jury awarded Siemens damages of $5.6 million related to PTC patents and $1.1 million related to EOT patents. Since the jury’s verdict was issued, one of the PTC patents found to be infringed was held to be invalid by the PTAB. All PTAB proceedings have been now been completed, pending appeals; five (5) of the (8) Siemens patents reviewed by the PTAB were found to be invalid. On February 26, 2019, the Court entered a Judgment on the verdict, subject to post-trial motions. On May 28, 2019, the Court held a hearing on both parties' post-trial motions, any of which, if granted, could potentially affect the final Judgment. After the Court's ruling on the post-trial motions, a final Judgment will be entered and either party may file appeals to the Federal Circuit.
On March 20, 2019, Siemens filed a new action in federal district court in Delaware alleging violations of federal antitrust and state trade practices laws since before 2008, related to Wabtec’s PTC sales, including on-board, back-office, wayside and aftermarket support systems (Siemens originally raised these antitrust claims as counterclaims in a separate Delaware patent case filed by Wabtec alleging that Siemens has violated three (3) of Wabtec’s patents; the antitrust claims were ultimately severed from that case in January, 2019, resulting in Siemens re-filing them as another separate proceeding in Delaware.) Wabtec believes Siemens’ antitrust claims are without merit and will vigorously defend itself against these claims.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed. Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $36.8 million through July 31, 2017 and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system and implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements; a jury trial is scheduled to begin in May 2020. DTC’s complaint generally supports Xorail’s position and does not name or implicate Xorail; DTC has not updated its notices against Xorail, nor have they filed any formal claim against Xorail.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2019:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 2019	—	—	—	$137,824
May 2019	—	$—	—	$137,824
June 2019	—	$—	—	$137,824
Total quarter ended June 30, 2019	—	$—	—	$137,824

(1)
On February 9, 2016, the Board of Directors amended its stock repurchase authorization to $350.0 million of the Company’s outstanding shares. No time limit was set for the completion of the programs which conforms to the requirements under the 2016 Refinancing Credit Agreement, as well as the senior notes currently outstanding.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable

Item 6.	EXHIBITS
The following exhibits are being filed with this report:

4.1	Tenth Supplemental Indenture, date June 6, 2019, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	August 1, 2019