Form 10-Q
period 2019-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2019-11-01
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 033-90866
____________________________________
WESTINGHOUSE AIR BRAKE TECHNOLOGIES
CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware			25-1615902
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

30 Isabella Street	Pittsburgh	PA	15212
(Address of principal executive offices)			(Zip code)
412-825-1000
(Registrant’s telephone number, including area code)
1001 Air Brake Avenue Wilmerding, PA 15148
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
As of October 25, 2019, there were 191,682,482 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
September 30, 2019
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except shares and par value	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$587.4	$580.9
Restricted cash	—	1,761.4
Accounts receivable	1,213.1	801.2
Unbilled accounts receivables	460.2	345.6
Inventories	1,957.3	844.9
Other current assets	192.4	115.6
Total current assets	4,410.4	4,449.6
Property, plant and equipment	2,177.1	1,036.6
Accumulated depreciation	(554.4)	(472.8)
Property, plant and equipment, net	1,622.7	563.8
Other Assets
Goodwill	8,103.2	2,396.5
Other intangibles, net	4,207.0	1,129.9
Other noncurrent assets	557.6	109.4
Total other assets	12,867.8	3,635.8
Total Assets	$18,900.9	$8,649.2
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,146.2	$589.4
Customer deposits	670.6	373.5
Accrued compensation	287.9	173.2
Accrued warranty	215.8	135.6
Current portion of long-term debt	111.8	64.1
Other accrued liabilities	766.6	310.8
Total current liabilities	3,198.9	1,646.6
Long-term debt	4,633.5	3,792.8
Accrued postretirement and pension benefits	92.6	95.4
Deferred income taxes	72.6	198.3
Accrued warranty	30.8	18.1
Other long term liabilities	1,143.1	28.9
Total Liabilities	9,171.5	5,780.1
Commitments and contingencies (Note 16)
Equity
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding, at September 30, 2019 and December 31, 2018	—	—
Common stock, $.01 par value; 500,000,000 shares authorized: 226,947,180 and 132,349,534 shares issued and 191,676,482 and 96,614,946 outstanding at September 30, 2019 and December 31, 2018, respectively	2.0	1.3
Additional paid-in capital	7,815.8	914.6
Treasury stock, at cost, 35,270,698 and 35,734,588 shares, at September 30, 2019 and December 31, 2018, respectively	(807.6)	(816.1)
Retained earnings	3,154.8	3,022.0
Accumulated other comprehensive loss	(468.6)	(256.6)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	9,696.4	2,865.2
Noncontrolling interest	33.0	3.9
Total Equity	9,729.4	2,869.1
Total Liabilities and Equity	$18,900.9	$8,649.2
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2019	2018	2019	2018

Net sales:
Sales of goods	$1,605.4	$1,031.7	$4,932.4	$3,108.3
Sales of services	396.3	46.1	899.2	137.4
Total net sales	2,001.7	1,077.8	5,831.6	3,245.7
Cost of sales:
Cost of goods	(1,184.1)	(735.8)	(3,635.4)	(2,194.2)
Cost of services	(218.2)	(40.0)	(593.1)	(114.6)
Total cost of sales	(1,402.3)	(775.8)	(4,228.5)	(2,308.8)
Gross profit	599.4	302.0	1,603.1	936.9
Operating expenses:
Selling, general and administrative expenses	(292.2)	(146.8)	(842.9)	(465.2)
Engineering expenses	(58.6)	(20.1)	(150.3)	(61.6)
Amortization expense	(79.5)	(9.9)	(172.9)	(30.1)
Total operating expenses	(430.3)	(176.8)	(1,166.1)	(556.9)
Income from operations	169.1	125.2	437.0	380.0
Other income and expenses:
Interest expense, net	(57.7)	(23.7)	(160.8)	(75.9)
Other income (expense), net	1.9	1.2	(4.1)	6.0
Income from operations before income taxes	113.3	102.7	272.1	310.1
Income tax expense	(22.7)	(16.6)	(82.6)	(53.2)
Net income	90.6	86.1	189.5	256.9
Less: Net loss attributable to noncontrolling interest	0.5	1.6	1.5	3.7
Net income attributable to Wabtec shareholders	91.1	87.7	191.0	260.6

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.48	$0.91	$1.17	$2.71
Diluted
Net income attributable to Wabtec shareholders	$0.48	$0.91	$1.11	$2.70

Weighted average shares outstanding
Basic	189.6	96.2	163.2	95.9
Diluted	191.5	96.6	172.2	96.4

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018

Net income attributable to Wabtec shareholders	$91.1	$87.7	$191.0	$260.6
Foreign currency translation loss	(181.1)	(44.3)	(208.9)	(159.0)
Unrealized gain (loss) on derivative contracts	0.2	—	(4.0)	(5.5)
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	2.2	(6.9)	(0.1)	3.3
Other comprehensive income (loss) before tax	(178.7)	(51.2)	(213.0)	(161.2)
Income tax (benefit) expense related to components of
other comprehensive income	(0.7)	1.7	1.0	0.5
Other comprehensive income (loss), net of tax	(179.4)	(49.5)	(212.0)	(160.7)
Comprehensive income (loss) attributable to Wabtec shareholders	$(88.3)	$38.2	$(21.0)	$99.9

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended September 30,
In millions, except per share data	2019	2018

Operating Activities
Net income	$189.5	$256.9
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	289.3	83.0
Stock-based compensation expense	36.1	20.5
Below market intangible amortization	(29.9)	—
Loss on disposal of property, plant and equipment	12.6	4.0
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(32.3)	(100.2)
Inventories	58.7	(125.5)
Accounts payable	(146.5)	4.2
Accrued income taxes	14.5	(43.8)
Accrued liabilities and customer deposits	18.8	16.4
Other assets and liabilities	156.9	(77.5)
Net cash provided by operating activities	567.7	38.0
Investing Activities
Purchase of property, plant and equipment	(112.6)	(64.2)
Proceeds from disposal of property, plant and equipment	3.4	9.1
Acquisitions of businesses, net of cash acquired	(3,000.6)	(49.1)
Net cash used for investing activities	(3,109.8)	(104.2)
Financing Activities
Proceeds from debt	2,955.5	3,490.2
Payments of debt	(2,064.6)	(1,466.6)
Proceeds from exercise of stock options and other benefit plans	0.7	13.1
Payment of income tax withholding on share-based compensation	(6.2)	(6.7)
Payment of contingent consideration on acquisitions	(10.1)	—
Cash dividends	(58.2)	(34.7)
Net cash provided by financing activities	817.1	1,995.3
Effect of changes in currency exchange rates	(29.9)	(27.1)
(Decrease) increase in cash	(1,754.9)	1,902.0
Cash, cash equivalents, and restricted cash, beginning of period	2,342.3	233.4
Cash, cash equivalents, and restricted cash, end of period	$587.4	$2,135.4

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Treasury Stock	Treasury Stock	Retained	Accumulated Other	Non-controlling
In millions, except share and per share data	Shares	Amount	Capital	Shares	Amount	Earnings	Comprehensive Loss	Interest	Total
Balance, June 30, 2019	223,431,716	$2.0	$7,807.1	(35,248,610)	$(805.6)	$3,087.5	$(289.2)	$33.4	$9,835.2
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.8)	—	—	(23.8)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(3.5)	(22,088)	(2.0)	—	—	—	(5.5)
Stock based compensation	—	—	12.2	—	—	—	—	—	12.2
Net income (loss)	—	—	—	—	—	91.1	—	(0.5)	90.6
Other comprehensive income, net of tax	—	—	—	—	—	—	(179.4)	—	(179.4)
Other owner changes	3,515,464	—	—	—	—	—	—	0.1	0.1
Balance, September 30, 2019	226,947,180	$2.0	$7,815.8	(35,270,698)	$(807.6)	$3,154.8	$(468.6)	$33.0	$9,729.4

Balance, December 31, 2018	132,349,534	$1.3	$914.6	(35,734,588)	$(816.1)	$3,022.0	$(256.6)	$3.9	$2,869.1
Cash dividends ($0.36 dividend per share)	—	—	—	—	—	(58.2)	—	—	(58.2)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(22.5)	463,890	8.5	—	—	—	(14.0)
Stock based compensation	—	—	36.1	—	—	—	—	—	36.1
Net income (loss)	—	—	—	—	—	191.0	—	(1.5)	189.5
Other comprehensive income, net of tax	—	—	—	—	—	—	(212.0)	—	(212.0)
Acquisitions, net	65,782,182	0.7	6,887.6	—	—	—	—	30.6	6,918.9
Other owner changes	28,815,464	—	—	—	—	—	—		—
Balance, September 30, 2019	226,947,180	$2.0	$7,815.8	(35,270,698)	$(807.6)	$3,154.8	$(468.6)	$33.0	$9,729.4

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Treasury Stock	Treasury Stock	Retained	Accumulated Other	Non-controlling
In millions, except share and per share data	Shares	Amount	Capital	Shares	Amount	Earnings	Comprehensive Loss	Interest	Total
Balance, June 30, 2018	132,349,534	$1.3	$910.4	(35,963,155)	$(821.2)	$2,923.0	$(156.2)	$17.3	$2,874.6
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(11.6)	—	—	(11.6)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(0.1)	220,567	4.9	—	—	—	4.8
Stock based compensation	—	—	6.5	—	—	—	—	—	6.5
Net income (loss)	—	—	—	—	—	87.7	—	(1.6)	86.1
Other comprehensive income, net of tax	—	—	—	—	—	—	(49.5)	—	(49.5)
Other owner changes	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, September 30, 2018	132,349,534	$1.3	$916.8	(35,742,588)	$(816.3)	$2,999.1	$(205.7)	$15.2	$2,910.4

Balance, December 31, 2017	132,349,534	$1.3	$906.6	(36,315,182)	$(827.4)	$2,773.3	$(45.0)	$19.7	$2,828.5
Cash dividends ($0.36 dividend per share)	—	—	—	—	—	(34.8)	—	—	(34.8)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(10.3)	572,594	11.1	—	—	—	0.8
Stock based compensation	—	—	20.5	—	—	—	—	—	20.5
Net income (loss)	—	—	—	—	—	260.6	—	(3.7)	256.9
Other comprehensive income, net of tax	—	—	—	—	—	—	(160.7)	—	(160.7)
Other owner changes	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance, September 30, 2018	132,349,534	$1.3	$916.8	(35,742,588)	$(816.3)	$2,999.1	$(205.7)	$15.2	$2,910.4

The accompanying notes are an integral part of these statements

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products enhance safety, improve productivity and reduce maintenance costs for customers and can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first nine months of 2019, approximately 58% of the Company’s revenues came from customers outside the United States.

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
Revenue Recognition On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) 606 “Revenue from Contracts with Customers”. This new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized, and requires entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.
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
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled Accounts Receivable” while the noncurrent contract assets are classified as other assets under the caption "Other Noncurrent Assets" on the consolidated balance sheet. Noncurrent contract assets were $119.4 million at September 30, 2019 and were not material at December 31, 2018, respectively. Included in noncurrent contract assets are certain costs that are specifically related to a contract, however, do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.

Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer Deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other Long-Term Liabilities" on the consolidated balance sheet. Noncurrent contract liabilities were $59.2 million at September 30, 2019 and were not material at December 31, 2018. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $115.5 million and $71.2 million at September 30, 2019 and December 31, 2018, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other Accrued Liabilities” on the consolidated balance sheet.
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
Generally, the Company’s revenue contains a single performance obligation for each distinct good; however, a single contract may have multiple performance obligations comprising multiple promises to customers. Performance obligations are determined based on the customer's intended use of products and services. Less complex products principally result in each completed product being a separate performance obligation recognized at a point in time. More complex products or services principally result in a single performance obligation as a customer is either procuring a bundled offering that is managed or utilized on a combined basis or there are multiple complex goods or services in the contract, which are substantially the same and recognized over time. When there are multiple performance obligations, revenue is allocated based on the relative stand-alone selling price. Pricing is defined in our contracts on a line item basis and includes an estimate of variable consideration when required by the terms of the individual customer contract. Types of variable consideration the Company typically has include volume discounts, prompt payment discounts, liquidating damages, and performance bonuses. Sales returns and allowances are also estimated and recognized in the same period the related revenue is recognized, based upon the Company’s experience.
Remaining performance obligations represent the transaction price of firm customer orders subject to standard industry cancellation provisions and substantial scope-of-work adjustments. As of September 30, 2019, the Company's remaining performance obligations were $20.6 billion. The Company expects to recognize revenue of approximately 26% of remaining performance obligation over the next 12 months, with the remainder recognized thereafter.
Reclassifications Certain prior year amounts have been reclassified, where necessary, to conform to the current year presentation, including the reclassification of "Net Sales" to "Sales of Goods" and "Sales of Services".
Use of Estimates The preparation of financial statements in conformity with GAAP in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
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
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This updated guidance sets forth a current expected credit loss model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements but does not expect the impact of adopting this new standard to be material.
Recently Adopted Accounting Pronouncements In February 2018, FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this update address certain stranded income tax effects in accumulated other comprehensive income ("AOCI") resulting from the Tax Cuts and Jobs Act (the "Tax Act"). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amendments in this update allow a reclassification from AOCI to retained earnings for stranded effects resulting from the Tax Act. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Act related to items in AOCI. The updated guidance became effective for reporting periods beginning after December 15, 2018. The Company adopted this accounting standard at the beginning of the period and elected to not retrospectively apply the new standard. The impact of adopting the new standard was not material to the consolidated statement of income or the consolidated balance sheet.
In February 2016, FASB issued ASU No. 2016-02, "Leases (Topic 814)" which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with terms less than 12 months, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. This guidance became effective for the Company on January 1, 2019. The Company elected the practical expedient which does not require the capitalization of leases with terms of 12 months or less, and the Company did not elect the practical expedient which allows hindsight to be used to determine the term of a lease. The Company adopted the standard using the transition alternative, which allowed for the application of the guidance at beginning of the period in which it is adopted, rather than requiring the adjustment of prior comparative periods. For further information regarding the Company's adoption of the new standard, see Footnote 7.
Other Comprehensive Income (Loss) Comprehensive income comprises both net income and the change in equity from transactions and other events and circumstances from nonowner sources.

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2019 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2018	$(202.2)	$(0.1)	$(54.3)	$(256.6)
Other comprehensive income (loss) before reclassifications	(208.9)	(3.0)	(1.7)	(213.6)
Amounts reclassified from accumulated other
comprehensive income	—	—	1.6	1.6
Net current period other comprehensive income (loss)	(208.9)	(3.0)	(0.1)	(212.0)
Balance at September 30, 2019	$(411.1)	$(3.1)	$(54.4)	$(468.6)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2019 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(0.4)	Other income (expense), net
Amortization of net loss	1.1	Other income (expense), net
	0.7	Other income (expense), net
	(0.2)	Income tax expense
	$0.5	Net income

Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(1.1)	Other income (expense), net
Amortization of net loss	3.3	Other income (expense), net
	2.2	Other income (expense), net
	(0.6)	Income tax expense
	$1.6	Net income

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2018 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2017	$5.1	$4.0	$(54.1)	$(45.0)
Other comprehensive income (loss) before reclassifications	(159.1)	(8.5)	1.0	(166.6)
Amounts reclassified from accumulated other
comprehensive income	—	4.3	1.6	5.9
Net current period other comprehensive income (loss)	(159.1)	(4.2)	2.6	(160.7)
Balance at September 30, 2018	$(154.0)	$(0.2)	$(51.5)	$(205.7)

Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2018 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(0.4)	Other income (expense), net
Amortization of net loss	1.1	Other income (expense), net
	0.7	Other income (expense), net
	(0.2)	Income tax expense
	$0.5	Net income

Derivative contracts
Realized loss on derivative contracts	$4.9	Interest expense, net
	(1.2)	Income tax expense
	$3.7	Net income

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2018 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Operations
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(1.1)	Other income (expense), net
Amortization of net loss	3.3	Other income (expense), net
	2.2	Other income (expense), net
	(0.6)	Income tax expense
	$1.6	Net income

Derivative contracts	$5.8	Interest expense, net
Realized loss on derivative contracts	(1.5)	Income tax expense
	$4.3	Net income

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
On May 6, 2019, GE completed the sale of approximately 8,780 shares of Wabtec's Series A Preferred stock which converted upon the sale to 25,300,000 shares of Wabtec's common stock. On August 9, 2019, GE completed a sale of the remaining shares of Series A Preferred Stock outstanding convertible to approximately 3,515,500 shares of common stock, as well as 16,969,656 shares of common stock owned directly by GE. Finally, on September 12, 2019, GE completed a sale of all of its remaining shares of common stock of Wabtec, approximately 2,048,515 shares. In conjunction with these secondary offerings, the Company waived the requirements under the shareholders agreement for GE to maintain certain ownership levels of Wabtec's stock following the closing date of the Merger. The Company did not receive any proceeds from the sale of any of these shares.
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
The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3. The September 30, 2019 consolidated balance sheet includes the assets and liabilities of GET, which have been initially measured at fair value. The noncontrolling interest includes equity interests in GET's Brazil operations held by third parties on the date of acquisition. At the time of acquisition, quotable market prices of the noncontrolling interest existed; therefore, the noncontrolling interest in the GET Brazil operations were measured using a Level 1 input. In April 2019, the Company acquired the noncontrolling interest in GET's Brazil operations for $56.2 million which approximated the fair value assigned to the noncontrolling interest on the date of acquisition. The remaining noncontrolling interest value was determined based on inputs that are not observable in the market and are considered Level 3.

The following table summarizes the preliminary fair values of the GE Transportation, a Wabtec company, assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$174.3
Accounts receivable	524.7
Inventories	1,192.9
Other current assets	64.7
Property, plant, and equipment	1,091.2
Goodwill	5,804.4
Trade names	55.0
Customer relationships	550.0
Intellectual property	1,210.0
Backlog	1,460.0
Other noncurrent assets	210.6
Total assets acquired	12,337.8
Liabilities assumed
Current liabilities	1,555.6
Contingent consideration	440.0
Other noncurrent liabilities	483.8
Total liabilities assumed	2,479.4
Net assets acquired	9,858.4
Noncontrolling interest	$86.8

These estimates are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. During the nine months ended September 30, 2019, the estimated fair value for current liabilities and other noncurrent liabilities increased $60.2 million and decreased $40.0 million, respectively, primarily due to estimate revisions for contract liabilities and deferred tax liabilities. The revisions to the initial estimates were based on information that existed at the date of acquisition. Substantially all of the accounts receivable acquired are expected to be collectible. Trade names, customer relationships, patents and backlog intangible assets are all subject to amortization. Contingent liabilities assumed as part of the transaction were not material. The contingent liabilities are related to legal and tax matters. Contingent liabilities are recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. Included in other noncurrent liabilities are customer contracts whose terms are unfavorable compared to market terms at the date of consummation of the GET Merger Transactions.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits, including synergies, and assembled workforce, that are expected to be achieved as a result of the consummation of the GET Merger Transactions. Substantially all of the purchased goodwill is expected to be deductible for tax purposes. The goodwill has been preliminarily allocated to the Freight segment.
Included in the Company's consolidated statement of income for the nine months ended September 30, 2019 is $2.57 billion of revenues and $196.7 million of operating income from GE Transportation, a Wabtec Company. Costs related to the GET Merger Transactions were approximately $58.4 million for the nine months ended September 30, 2019 and are included in selling, general and administrative expenses on the consolidated statements of income.
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
The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the acquisition for Annax.

Annax
In millions	March 22, 2018
Current assets	$32.8
Property, plant & equipment	0.7
Goodwill	38.5
Other intangible assets	11.7
Total assets acquired	83.7
Total liabilities assumed	(55.1)
Net assets acquired	$28.6
The $11.7 million of total acquired other intangible assets includes $3.8 million assigned to trade names and $7.5 million assigned to customer relationships. The trade names were determined to have indefinite useful lives, while the customer relationships’ average useful lives are 20 years.
The Company also made smaller acquisitions not listed above which are individually and collectively immaterial.
The following unaudited pro forma consolidated financial information presents income statement results as if the GET Merger Transactions and Annax acquisition listed above had occurred on January 1, 2018:

In millions, except per share data	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net sales	$2,001.7	$1,994.8	$6,317.8	$5,891.2
Gross profit	615.4	575.7	1,376.4	1,595.8
Net income attributable to Wabtec shareholders	103.3	120.7	358.5	195.4
Diluted earnings per share
As Reported	$0.48	$0.91	$1.11	$2.70
Pro forma	$0.55	$0.63	$1.87	$1.02

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	September 30, 2019	December 31, 2018
Raw materials	$786.3	$465.9
Work-in-progress	521.7	154.5
Finished goods	649.3	224.5
Total inventories	$1,957.3	$844.9

5. INTANGIBLES
The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2019 is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2018	$713.4	$1,683.1	$2,396.5
Additions	5,806.2	16.0	5,822.2
Foreign currency impact	(45.4)	(70.1)	(115.5)
Balance at September 30, 2019	$6,474.2	$1,629.0	$8,103.2

As of September 30, 2019 and December 31, 2018, the Company’s trade names had a net carrying amount of $614.5 million and $582.8 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In millions	September 30, 2019	December 31, 2018
Intellectual property, patents, and other intangibles, net of accumulated
amortization of $100.2 and $40.1	$1,162.0	$13.3
Backlog, net of accumulated amortization of $87.6 and $2.0	1,396.6	2.0
Customer relationships, net of accumulated amortization
of $195.2 and $158.5	1,033.9	531.8
Total	$3,592.5	$547.1

The weighted average remaining useful life of backlog, intellectual property, customer relationships and other intangibles were 14 years, 10 years, 18 years and 13 years, respectively. Amortization expense for intangible assets was $79.5 million and $172.9 million for the three and nine months ended September 30, 2019, and $9.9 million and $30.1 million for the three and nine months ended September 30, 2018, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2019	$72.1
2020	285.1
2021	284.1
2022	283.7
2023	283.2

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
The change in the carrying amount of contract assets and contract liabilities for the nine months ended September 30, 2019 is as follows:

In millions	Contract Assets
Balance at beginning of year	$345.6
Acquisitions	217.4
Recognized in current year	445.1
Reclassified to accounts receivable	(415.7)
Foreign currency impact	(12.7)
Balance at September 30, 2019	$579.7

In millions	Contract Liabilities
Balance at beginning of year	$444.8
Acquisitions	314.7
Recognized in current year	781.3
Amounts in beginning balance reclassified to revenue	(412.9)
Current year amounts reclassified to revenue	(270.3)
Foreign currency impact	(12.3)
Balance at September 30, 2019	$845.3

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
The components of lease expense are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
In millions	2019	2019
Operating lease expense	$13.6	$40.4
Finance lease expense amortization of leased assets	0.3	0.9
Short-term and variable lease expense	0.2	0.5
Sublease income	(0.1)	(0.4)
Total	$14.0	$41.4

Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases	Finance Leases	Total
Remaining 2019	$12.9	$0.1	$13.0
2020	48.0	0.4	48.4
2021	40.3	0.2	40.5
2022	33.3	0.1	33.4
2023	28.6	0.1	28.7
Thereafter	126.1	0.4	126.5
Total lease payments	289.2	1.3	290.5
Less: Present value discount	(30.2)	—	(30.2)
Present value lease liabilities	$259.0	$1.3	$260.3

The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of lease liabilities:

September 30,
2019
Weighted-average remaining lease term (years)
Operating leases	8.1
Finance leases	5.4
Weighted-average discount rate
Operating leases	3.0%
Finance leases	1.4%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

In millions	September 30, 2019	December 31, 2018
Floating Senior Notes, due 2021, net of unamortized debt issuance costs of $2.3 and $3.2	$497.7	$496.8
4.15% Senior Notes, due 2024, net of unamortized debt issuance costs of $6.0 and $7.0	744.0	743.0
4.70% Senior Notes, due 2028, net of unamortized debt issuance costs of $9.5 and $10.3	1,240.5	1,239.7
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $1.5 and $1.7	748.5	748.3
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $1.0 and $1.2	249.0	248.8
Revolving Credit Facility, net of unamortized debt issuance costs of $2.3 and $3.1	1,217.4	338.1
Other Borrowings	48.2	42.2
Total	4,745.3	3,856.9
Less: current portion	111.8	64.1
Long-term portion	$4,633.5	$3,792.8

On September 14, 2018, the Company issued $2.5 billion of senior notes with three different maturities.

•
Floating Rate Senior Notes due 2021 - The Company issued $500.0 million of Floating Rate Senior Notes due 2021 (the "Floating Rate Notes"). The Floating Rate Notes, which are non-callable for one year, were issued at 100% of face value. Interest on the Floating Rate Notes accrues at a floating rate per annum equal to three-month Libor plus 105 basis points. The interest rate for the Floating Rate Notes for the initial interest period was 3.3815%, which was determined on September 12, 2018. Interest on the Floating Rate Notes is payable quarterly on December 15, March 15, June 15, and September 15 of each year. The Company incurred $3.5 million of deferred financing costs related to the issuance of the Floating Rate Notes.

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

•
4.70% Senior Notes Due 2028 - The Company issued $1,250.0 million of 4.70% Senior Notes due 2028 (the "2028 Notes" and together with the Floating Rate Notes and 2024 Notes, the "2018 Notes"). The 2028 Notes were issued at 99.889% of face value. Interest on the 2028 Notes accrues at a rate of 4.70% per annum and is payable semi-annually on March 15 and September 15 of each year. The Company incurred $10.6 million of deferred financing costs related to the issuance of the 2028 Notes.

The net proceeds from the issuance and sale of the 2018 Notes were used to finance the cash portion of the GET Merger Transactions. The principal balances are due in full at maturity.
On February 12, 2019, the rating assigned by Moody's was decreased to Ba1. Accordingly, pursuant to the respective terms of the 2018 Notes issued on September 14, 2018, the interest rate increased by 0.25%. The interest rate increase took effect during the interest period following February 12, 2019.
3.45% Senior Notes Due November 2026
On November 3, 2016, the Company issued $750.0 million of 3.45% Senior Notes due in 2026 (the "2016 Notes"). The 2016 Notes were issued at 99.965% of face value. Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year. The net proceeds from the issuance of the 2016 Notes were used to finance the cash portion of the purchase price for the Company's acquisition of Faiveley Transport, S.A. ("Faiveley Transport"), refinance Faiveley Transport's indebtedness, and for general corporate purposes. The principal balance is due in full at maturity. The Company incurred $2.7 million of deferred financing costs related to the issuance of the 2016 Notes.

4.375% Senior Notes Due August 2023
On August 8, 2013, the Company issued $250.0 million of 4.375% Senior Notes due in 2023 (the “2013 Notes”, and together with the 2016 Notes and the 2018 Notes, the "Senior Notes").  The 2013 Notes were issued at 99.879% of face value.  Interest on the 2013 Notes accrues at a rate of 4.375% per annum and is payable semi-annually on February 15 and August 15 of each year.  The net proceeds from the issuance of the 2013 Notes were used to repay debt outstanding under the Company’s then-existing credit agreement, and for general corporate purposes.  The principal balance is due in full at maturity.  The Company incurred $2.6 million of deferred financing costs related to the issuance of the 2013 Notes.
The Senior Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The Senior Notes are guaranteed on an unsecured basis by each of the Company’s subsidiaries that guarantees the 2018 Refinancing Credit Agreement (as defined below). The indentures under which the Senior Notes were issued provide that the Company must make an offer to repurchase in connection with certain change of control triggering events and contains covenants and restrictions which limit among other things, the following: the incurrence of debt secured by certain liens, the entry into certain sale and leaseback transactions, and the ability to consolidate with or merge into other entities or sell all or substantially all of the Company’s assets.
The Company is in compliance with the restrictions and covenants in the indentures under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.
2018 Refinancing Credit Agreement
On June 8, 2018, the Company entered into a credit agreement (the “2018 Refinancing Credit Agreement”), which replaced the credit facility, which comprised a $1.2 billion, 5 year revolving credit facility (the "2016 Revolving Facility") and a $400.0 million delayed draw term loan (the "2016 Term Loan"). As part of the 2018 Refinancing Credit Agreement, the Company entered into (i) a $1.2 billion revolving credit facility (the “Revolving Credit Facility”), which replaced the 2016 Revolving Facility, and includes a letter of credit sub-facility of up to $450.0 million and a swing line sub-facility of $75.0 million, (ii) a $350.0 million term loan (the “Refinancing Term Loan”), which refinanced the 2016 Term Loan, and (iii) a new $400.0 million delayed draw term loan (the “Delayed Draw Term Loan”, and together with the Refinancing Term Loan, the "Term Loan"). The 2018 Refinancing Credit Agreement also provided for a bridge loan facility (the “Bridge Loan Facility”) in an amount not to exceed $2.5 billion, which would only become effective at the Company’s request. Commitments in respect of the Bridge Loan Facility were terminated upon the issuance and sale of the 2018 Notes on September 14, 2018. In addition, the 2018 Refinancing Credit Agreement contains an uncommitted accordion feature allowing the Company to request, in an aggregate amount not to exceed $600.0 million, increases to the borrowing commitments under the Revolving Credit Facility or a new incremental term loan commitment. At September 30, 2019, the Company had approximately $656.0 million of available bank borrowing capacity subject to certain financial covenant restrictions, net of $29.3 million of letters of credit.
The Revolving Credit Facility matures on June 8, 2023 and is unsecured. The Refinancing Term Loan matures on June 8, 2021 and is unsecured. The Delayed Draw Term Loan was initially drawn on February 25, 2019, matures on February 25, 2022, and is unsecured. The Company incurred a 17.5 basis point commitment fee from June 8, 2018 until the initial draw. The applicable interest rate for borrowings under the 2018 Refinancing Credit Agreement includes interest rate spreads based on the lower of the pricing corresponding to (i) the Company’s ratio of total debt (less unrestricted cash up to $300.0 million) to EBITDA (“Leverage Ratio”) or (ii) the Company’s public rating, in each case that range between 1.000% and 1.875% for LIBOR/CDOR-based borrowings and 0.0% and 0.875% for Alternate Base Rate based borrowings. The obligations of the Company under the 2018 Refinancing Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
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

The obligations under the 2018 Refinancing Credit Agreement are fully and unconditionally guaranteed by certain of the Company’s U.S. subsidiaries.
At September 30, 2019, the weighted average interest rate on the Company’s variable rate debt was 3.14%.  On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date was December 19, 2018.
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended its existing revolving credit facility with a consortium of commercial banks. This 2016 Refinancing Credit Agreement provided the Company with a $1.2 billion, 5 year revolving credit facility and a $400.0 million delayed draw term loan (the “2016 Term Loan”). The Company incurred approximately $3 million of deferred financing cost related to the 2016 Refinancing Credit Agreement. The 2016 Refinancing Credit Agreement borrowings bore variable interest rates indexed as described below.
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

9. STOCK-BASED COMPENSATION
As of September 30, 2019, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027 and provides a maximum of 3,800,000 shares for grants or awards, plus any shares which remain available under the 2000 Plan. The amendment and restatement of the 2011 Plan was approved by stockholders of Wabtec on May 10, 2017. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $11.8 million and $6.4 million for the three months ended September 30, 2019 and 2018, respectively. Stock-based compensation expense was $36.1 million and $20.5 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $49.6 million.
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
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the nine months ended September 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2018	466,677	$61.04	5.7	$5,115
Granted	134,450	70.44		210
Exercised	(468)	64.54		(3)
Canceled	(4,868)	69.40		—
Outstanding at September 30, 2019	595,791	63.07	6.2	5,321
Exercisable at September 30, 2019	388,581	54.88	5.2	6,652

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Dividend yield	0.66%	0.31%
Risk-free interest rate	2.60%	2.78%
Stock price volatility	25.8%	23.9%
Expected life (years)	5.0	5.0

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
Restricted Stock, Restricted Units and Incentive Stock Beginning in 2006, the Company adopted a restricted stock program. As provided for under the 2011 Plan and 2000 Plan, eligible employees are granted restricted stock that generally vests over three or four years from the date of grant. Under the Directors Plan, restricted stock awards vest one year from the date of grant.
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2019, the Company estimates that it will achieve 107%, 105% and 103% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2019, 2020, and 2021, respectively, and has recorded incentive compensation expense accordingly. If the estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.
The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the nine months ended September 30, 2019:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	445,089	415,243	$75.51
Granted	578,847	259,950	70.45
Vested	(208,156)	(119,835)	71.57
Adjustment for incentive stock awards expected to vest	—	35,976	79.35
Canceled	(21,069)	(56,924)	74.12
Outstanding at September 30, 2019	794,711	534,410	73.47

10. INCOME TAXES
The overall effective tax rate was 20.0% and 30.4% for the three and nine months ended September 30, 2019, respectively and 16.2% and 17.2% for the three and nine months ended September 30, 2018, respectively. The increase in the effective rate is primarily the result of non-deductible transaction related expenses incurred as a result of the GET Merger Transactions as well as increased estimated liabilities resulting from provisions of the Tax Cuts and Jobs Act.
As of September 30, 2019, the liability for income taxes associated with uncertain tax positions was $10.3 million, of which $10.3 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2018, the liability for income taxes associated with unrecognized tax benefits was $9.5 million, of which $8.4 million, if recognized, would favorably affect the Company's effective tax rate.

The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2019 and December 31, 2018, the total interest and penalties accrued were immaterial.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $4.5 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,
In millions, except per share data	2019	2018
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$91.1	$87.7
Less: dividends declared - common shares and non-vested restricted stock	(23.0)	(11.6)
Undistributed earnings	68.1	76.2
Percentage allocated to common shareholders (1)	99.7%	99.7%
	67.9	75.9
Add: dividends declared - common shares	23.0	11.6
Less: dividends declared - preferred shares	—	—
Numerator for basic earnings per common share	$90.9	$87.5
Add: dividends declared - preferred shares	—	—
Numerator for diluted earnings per common share	90.9	87.5
Denominator
Denominator for basic earnings per common share - weighted average shares	189.6	96.2
Effect of dilutive securities:
Assumed conversion of preferred shares	1.5	—
Assumed conversion of dilutive stock-based compensation plans	0.4	0.4
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	191.5	96.6
Net income attributable to Wabtec shareholders per common share
Basic	$0.48	$0.91
Diluted	$0.48	$0.91

(1) Basic weighted-average common shares outstanding	189.6	96.2
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	190.1	96.5
Percentage allocated to common shareholders	99.7%	99.7%

	Nine Months Ended September 30,
In millions, except per share data	2019	2018
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$191.0	$260.6
Less: dividends declared - common shares and non-vested restricted stock	(57.3)	(34.8)
Undistributed earnings	133.7	225.8
Percentage allocated to common shareholders (1)	99.7%	99.7%
	133.3	225.1
Add: dividends declared - common shares	57.2	34.6
Less: dividends declared - preferred shares	(0.4)	—
Numerator for basic earnings per common share	$190.1	$259.7
Add: dividends declared - preferred shares	0.4	—
Numerator for diluted earnings per common share	190.5	259.7
Denominator
Denominator for basic earnings per common share - weighted average shares	163.2	95.9
Effect of dilutive securities:
Assumed conversion of preferred shares	8.6	—
Assumed conversion of dilutive stock-based compensation plans	0.4	0.5
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversion	172.2	96.4
Net income attributable to Wabtec shareholders per common share
Basic	$1.17	$2.71
Diluted	$1.11	$2.70

(1) Basic weighted-average common shares outstanding	163.2	95.9
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	163.7	96.2
Percentage allocated to common shareholders	99.7%	99.7%

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

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In millions	2019	2018
Balance at beginning of year	$153.7	$153.1
Acquisitions	108.2	3.1
Warranty expense	81.9	45.7
Warranty claim payments	(93.1)	(43.0)
Foreign currency impact/other	(4.1)	(4.4)
Balance at September 30	$246.6	$154.5

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Foreign Currency Hedging The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gain and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three and nine months ended September 30, 2019 and September 30, 2018, the amounts reclassified into income were not material.
Other Activities The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net unrealized loss related to these contracts was $1.9 million for the nine months ended September 30, 2019. These contracts are scheduled to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of September 30, 2019.

In millions	Designated	Non-Designated	Total
Gross notional amount	$2,530.0	$472.0	$3,002.0
Fair Value:
Other current assets	$13.0	$—	$13.0
Other current liabilities	—	(0.3)	(0.3)
Total	$13.0	$(0.3)	$12.7
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at September 30, 2019 and December 31, 2018. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. Generally, plan assets are considered Level 2 based on the fair value valuation hierarchy. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The Senior Notes are considered Level 2 based on the fair value valuation hierarchy.
The estimated fair values and related carrying values of the Company’s financial instruments are as follows:

	September 30, 2019		December 31, 2018
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value
4.375% Senior Notes due 2023	$249.0	$262.4	$248.8	$254.2
3.45% Senior Notes due 2026	$748.5	$758.3	$748.2	$675.1
Floating Rate Notes due 2021	$497.7	$500.0	$496.8	$497.4
4.15% Senior Notes due 2024	$744.0	$799.3	$743.0	$729.4
4.7% Senior Notes due 2028	$1,240.5	$1,378.4	$1,239.7	$1,179.6

The fair value of the Company’s interest rate swap agreements and the 2013 Notes and 2016 Notes were based on dealer quotes and represent the estimated amount the Company would pay to the counterparty to terminate the agreement.

15. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in Note 21 therein, filed on February 27, 2019. During the first nine months of 2019, there were no material changes to the information described in the Form 10-K related to claims arising from asbestos exposure.
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
On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company infringed seven patents owned by Siemens related to the Company's Positive Train Control (PTC) technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claimed were infringed by the Company's PTC Products or End of Train (EOT) Products (Siemens Patent Case). The Company filed Answers, and asserted counterclaims, in response to Siemens’ complaints. Additionally, after filings by the Company, the US Patent & Trademark Office’s Patent Trail and Appeal Board (PTAB) granted Inter-Parties Review (IPR) proceedings on eight (8) of the patents asserted by Siemens to contest their validity. Following pre-trial rulings that greatly reduced Siemens’ alleged damages, a jury trial was held in federal district court in Delaware in January 2019 on eight patents, two of which were still subject to an IPR decision on validity from the PTAB. At the conclusion of the trial, the jury awarded Siemens damages of $5.6 million related to PTC patents and $1.1 million related to EOT patents. On August 15, 2019, the Court entered a final judgement in the amount of $14.1 million in favor of Siemens, which included post-discovery damages on all Wabtec PTC and EOT sales through July 2019. Both parties appealed the Final Judgement. On September 27, 2019, the parties entered into a global settlement agreement, settling all on-going litigation between them, as part of the patent litigation including antitrust claims Siemens had made against Wabtec initially.
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
On April 3, 2018, the Company and Knorr-Bremse AG entered into a consent decree with the United States Department of Justice resolving allegations that the Company and Knorr-Bremse AG had maintained unlawful agreements not to compete for each other’s employees.  The allegations also related to Faiveley Transport before it was acquired by the Company in November 2016.  No monetary fines or penalties were imposed on the Company.  The Company elected to settle this matter with the Department of Justice to avoid the cost and distraction of litigation. Putative class action lawsuits thereafter were filed in several different federal district courts naming the Company and Knorr as defendants in connection with the allegations contained in the consent decree.  The lawsuits seek unspecified damages on behalf of employees of the Company (including Faiveley Transport) and Knorr allegedly caused by the defendants’ actions.  A federal Multi-District Litigation (MDL) Panel consolidated the cases in the Western District of Pennsylvania, and on October 12, 2018, a consolidated class action complaint was filed in the Western District of PA with five named plaintiffs, three of whom were Company employees. The litigation is in its early stages and the Company does not believe that it has diminished competition for talent in the marketplace and intends to contest these claims vigorously. The Company’s motion to dismiss the entire claim was denied on

June 20, 2019, but the Court granted the Company’s motions to dismiss the plaintiffs’ conspiracy allegations and strike the plaintiffs’ class definition. In July 2019, Plaintiffs filed an amended class definition, targeting employees with ‘valuable’ railroad industry experience or skills’, and the Company has filed a new motion to strike that categorization. On August 13, 2019, the Company was notified that co-defendant Knorr-Bremse settled with plaintiffs for an unknown amount. A Court-sponsored early mediation is expected to occur before the end of 2019.

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
Segment financial information for the three months ended September 30, 2019 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,295.7	$706.0	$—	$2,001.7
Intersegment sales/(elimination)	14.1	11.1	(25.2)	—
Total sales	$1,309.8	$717.1	$(25.2)	$2,001.7
Income (loss) from operations	$148.1	$55.8	$(34.8)	$169.1
Interest expense and other, net	—	—	(55.8)	(55.8)
Income (loss) from operations before income taxes	$148.1	$55.8	$(90.6)	$113.3
Segment financial information for the three months ended September 30, 2018 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$391.6	$686.2	$—	$1,077.8
Intersegment sales/(elimination)	13.5	4.8	(18.3)	—
Total sales	$405.1	$691.0	$(18.3)	$1,077.8
Income (loss) from operations	$79.4	$60.7	$(15.0)	$125.2
Interest expense and other, net	—	—	(22.5)	(22.5)
Income (loss) from operations before income taxes	$79.4	$60.7	$(37.5)	$102.7

Segment financial information for the nine months ended September 30, 2019 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$3,666.1	$2,165.5	$—	$5,831.6
Intersegment sales/(elimination)	44.5	24.6	(69.1)	—
Total sales	$3,710.6	$2,190.1	$(69.1)	$5,831.6
Income (loss) from operations	$375.3	$185.9	$(124.2)	$437.0
Interest expense and other, net	—	—	(164.9)	(164.9)
Income (loss) from operations before income taxes	$375.3	$185.9	$(289.1)	$272.1

Segment financial information for the nine months ended September 30, 2018 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,183.4	$2,062.3	$—	$3,245.7
Intersegment sales/(elimination)	44.2	11.6	(55.8)	—
Total sales	$1,227.6	$2,073.9	$(55.8)	$3,245.7
Income (loss) from operations	$233.4	$186.8	$(40.2)	$380.0
Interest expense and other, net	—	—	(69.9)	(69.9)
Income (loss) from operations before income taxes	$233.4	$186.8	$(110.1)	$310.1

Sales by product line are as follows:

	Three Months Ended September 30,
In millions	2019	2018
Remanufacturing, Overhaul & Build	$985.2	$134.7
Specialty Products & Electronics	461.9	408.8
Transit Products	272.0	258.4
Brake Products	239.2	222.2
Other	43.4	53.7
Total sales	$2,001.7	$1,077.8

	Nine Months Ended September 30,
In millions	2019	2018
Remanufacturing, Overhaul & Build	$2,758.4	$397.6
Specialty Products & Electronics	1,323.3	1,229.8
Transit Products	877.6	814.8
Brake Products	735.7	655.4
Other	136.6	148.1
Total sales	$5,831.6	$3,245.7

17. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The obligations under the Company's Senior Notes and 2018 Refinancing Credit Agreement have been fully and unconditionally guaranteed by certain of the Company's U.S. subsidiaries. Each guarantor is 100% owned by the parent company, with the exception of GE Transportation, a Wabtec Company, which has 15,000 shares outstanding of Series A Preferred Stock held by General Electric Company. In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.
Balance Sheet for September 30, 2019:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$9.8	$110.0	$467.6	$—	$587.4
Receivables, net	134.9	235.2	1,303.2	—	1,673.3
Inventories	143.2	751.0	1,063.1	—	1,957.3
Current assets - other	18.0	24.7	149.7	—	192.4
Total current assets	305.9	1,120.9	2,983.6	—	4,410.4
Property, plant and equipment, net	65.5	44.5	1,512.7	—	1,622.7
Goodwill	512.1	283.2	7,307.9	—	8,103.2
Investment in subsidiaries	16,823.1	6,151.0	—	(22,974.1)	—
Other intangibles, net	37.3	76.7	4,093.0	—	4,207.0
Other long-term assets	47.8	162.3	347.5	—	557.6
Total assets	$17,791.7	$7,838.6	$16,244.7	$(22,974.1)	$18,900.9
Current liabilities	$424.0	$1,107.4	$1,667.5	$—	$3,198.9
Inter-company	2,838.8	(2,170.4)	(668.4)	—	—
Long-term debt	4,422.3	—	211.2	—	4,633.5
Long-term liabilities - other	410.2	174.8	754.1	—	1,339.1
Total liabilities	8,095.3	(888.2)	1,964.4	—	9,171.5
Shareholders' equity	9,681.4	8,726.8	14,262.3	(22,974.1)	9,696.4
Non-controlling interest	15.0	—	18.0	—	33.0
Total shareholders' equity	$9,696.4	$8,726.8	$14,280.3	$(22,974.1)	$9,729.4
Total Liabilities and Shareholders' Equity	$17,791.7	$7,838.6	$16,244.7	$(22,974.1)	$18,900.9

Balance Sheet for December 31, 2018:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$1,782.6	$(0.1)	$559.8	$—	$2,342.3
Receivables, net	106.8	61.5	978.5	—	1,146.8
Inventories	149.7	69.1	626.1	—	844.9
Current assets - other	11.9	0.7	103.0	—	115.6
Total current assets	2,051.0	131.2	2,267.4	—	4,449.6
Property, plant and equipment, net	51.6	24.8	487.4	—	563.8
Goodwill	25.3	283.2	2,088.0	—	2,396.5
Investment in subsidiaries	6,708.0	4,022.1	—	(10,730.1)	—
Other intangibles, net	29.3	78.5	1,022.1	—	1,129.9
Other long-term assets	8.8	0.1	100.5	—	109.4
Total assets	$8,874.0	$4,539.9	$5,965.4	$(10,730.1)	$8,649.2
Current liabilities	$264.5	$91.0	$1,291.1	$—	$1,646.6
Inter-company	1,947.5	(1,436.2)	(511.3)	—	—
Long-term debt	3,779.7	—	13.1	—	3,792.8
Long-term liabilities - other	17.1	48.6	275.0	—	340.7
Total liabilities	6,008.8	(1,296.6)	1,067.9	—	5,780.1
Shareholders' equity	2,865.2	5,836.5	4,893.6	(10,730.1)	2,865.2
Non-controlling interest	—	—	3.9	—	3.9
Total shareholders' equity	$2,865.2	$5,836.5	$4,897.5	$(10,730.1)	$2,869.1
Total Liabilities and Shareholders' Equity	$8,874.0	$4,539.9	$5,965.4	$(10,730.1)	$8,649.2

Income Statement for the Three Months Ended September 30, 2019:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$174.3	$900.4	$1,378.9	$(451.9)	$2,001.7
Cost of sales	(126.6)	(617.8)	(1,019.9)	362.0	(1,402.3)
Gross profit	47.7	282.6	359.0	(89.9)	599.4
Total operating expenses	(70.9)	(80.7)	(278.7)	—	(430.3)
Income from operations	(23.2)	201.9	80.3	(89.9)	169.1
Interest (expense) income, net	(58.8)	3.3	(2.2)	—	(57.7)
Other income (expense), net	23.0	(9.3)	(11.8)	—	1.9
Equity earnings (loss)	125.1	16.8	—	(141.9)	—
Pretax income (loss)	66.1	212.7	66.3	(231.8)	113.3
Income tax benefit (expense)	24.9	(35.3)	(12.3)	—	(22.7)
Net income	91.0	177.4	54.0	(231.8)	90.6
Less: Net loss attributable to noncontrolling interest	—	—	0.5	—	0.5
Net income (loss) attributable to Wabtec shareholders	$91.0	$177.4	$54.5	$(231.8)	$91.1

Comprehensive income (loss) attributable to Wabtec shareholders	$91.0	$177.4	$(124.9)	$(231.8)	$(88.3)

Income Statement for the Three Months Ended September 30, 2018:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$169.4	$118.5	$850.3	$(60.4)	$1,077.8
Cost of sales	(122.9)	(75.0)	(612.1)	34.2	(775.8)
Gross profit	46.5	43.5	238.2	(26.2)	302.0
Total operating expenses	(37.1)	(14.7)	(125.0)	—	(176.8)
Income from operations	9.4	28.8	113.2	(26.2)	125.2
Interest (expense) income, net	(23.0)	3.2	(3.9)	—	(23.7)
Other income (expense), net	(1.5)	—	2.7	—	1.2
Equity earnings (loss)	97.1	91.8	—	(188.9)	—
Pretax income (loss)	82.0	123.8	112.0	(215.1)	102.7
Income tax expense	5.7	—	(22.3)	—	(16.6)
Net income	87.7	123.8	89.7	(215.1)	86.1
Less: Net loss attributable to noncontrolling interest	—	—	1.6	—	1.6
Net income (loss) attributable to Wabtec shareholders	$87.7	$123.8	$91.3	$(215.1)	$87.7

Comprehensive income (loss) attributable to Wabtec shareholders	$87.7	$123.8	$41.8	$(215.1)	$38.2
Income Statement for the Nine Months Ended September 30, 2019:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$553.1	$2,133.9	$4,138.9	$(994.3)	$5,831.6
Cost of sales	(428.5)	(1,520.1)	(3,055.2)	775.3	(4,228.5)
Gross profit	124.6	613.8	1,083.7	(219.0)	1,603.1
Total operating expenses	(235.9)	(177.9)	(752.3)	—	(1,166.1)
Income from operations	(111.3)	435.9	331.4	(219.0)	437.0
Interest (expense) income, net	(159.8)	9.9	(10.9)	—	(160.8)
Other income (expense), net	44.6	(16.0)	(32.7)	—	(4.1)
Equity earnings (loss)	402.4	180.5	—	(582.9)	—
Pretax income (loss)	175.9	610.3	287.8	(801.9)	272.1
Income tax expense	14.9	(77.9)	(19.6)	—	(82.6)
Net income	190.8	532.4	268.2	(801.9)	189.5
Less: Net loss attributable to noncontrolling interest	—	—	1.5	—	1.5
Net income (loss) attributable to Wabtec shareholders	$190.8	$532.4	$269.7	$(801.9)	$191.0

Comprehensive income (loss) attributable to Wabtec shareholders	$190.8	$532.4	$57.7	$(801.9)	$(21.0)

Income Statement for the Nine Months Ended September 30, 2018:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Sales	$499.2	$374.6	$2,550.8	$(178.9)	$3,245.7
Cost of sales	(364.5)	(236.7)	(1,812.7)	105.1	(2,308.8)
Gross profit (loss)	134.7	137.9	738.1	(73.8)	936.9
Total operating expenses	(122.5)	(40.7)	(393.7)	—	(556.9)
Income (loss) from operations	12.2	97.2	344.4	(73.8)	380.0
Interest (expense) income, net	(75.1)	9.3	(10.1)	—	(75.9)
Other income (expense), net	7.7	(0.7)	(1.0)	—	6.0
Equity earnings (loss)	331.0	304.2	—	(635.2)	—
Pretax income (loss)	275.8	410.0	333.3	(709.0)	310.1
Income tax expense	(15.2)	—	(38.0)	—	(53.2)
Net income (loss)	260.6	410.0	295.3	(709.0)	256.9
Less: Net loss attributable to noncontrolling interest	—	—	3.7	—	3.7
Net income (loss) attributable to Wabtec shareholders	$260.6	$410.0	$299.0	$(709.0)	$260.6

Comprehensive income (loss) attributable to Wabtec shareholders	$261.2	$410.0	$137.7	$(709.0)	$99.9

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2019:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(170.7)	$422.5	$534.9	$(219.0)	$567.7
Net cash provided by (used for) investing activities	6,828.1	(481.0)	(9,456.9)	—	(3,109.8)
Net cash (used for) provided by financing activities	(8,430.2)	168.6	8,859.7	219.0	817.1
Effect of changes in currency exchange rates	—	—	(29.9)	—	(29.9)
(Decrease) increase in cash	(1,772.8)	110.1	(92.2)	—	(1,754.9)
Cash, cash equivalents, and restricted cash, beginning of period	1,782.6	(0.1)	559.8	—	2,342.3
Cash, cash equivalents, and restricted cash, end of period	$9.8	$110.0	$467.6	$—	$587.4
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2018:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(111.1)	$95.5	$127.5	$(73.9)	$38.0
Net cash (used for) provided by investing activities	(12.5)	(1.3)	(90.4)	—	(104.2)
Net cash provided by (used for) financing activities	1,883.5	(94.8)	132.7	73.9	1,995.3
Effect of changes in currency exchange rates	—	—	(27.1)	—	(27.1)
Increase (decrease) in cash	1,759.9	(0.6)	142.7	—	1,902.0
Cash, cash equivalents, and restricted cash, beginning of period	0.9	0.7	231.8	—	233.4
Cash, cash equivalents, and restricted cash, end of period	$1,760.8	$0.1	$374.5	$—	$2,135.4

18. OTHER INCOME (EXPENSE), NET
The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Foreign currency loss	$(2.4)	$(3.5)	$(16.2)	$(6.8)
Equity income	1.0	0.6	3.0	2.9
Expected return on pension assets/amortization	2.3	2.8	7.5	8.9
Other miscellaneous income	1.0	1.3	1.6	1.0
Total other income (expense), net	$1.9	$1.2	$(4.1)	$6.0

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Wabtec is one of the world’s largest providers of value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products enhance safety, improve productivity and reduce maintenance costs for customers and can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in 50 countries and our products can be found in more than 100 countries throughout the world. In the nine months ended September 30, 2019, approximately 58% of the Company’s revenues came from customers outside the United States.
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
Growth in the Asia Pacific market has been driven mainly by the continued urbanization of China and India, and by investments in freight rail rolling stock and infrastructure in Australia to serve its mining and natural resources markets. India is making significant investments in rolling stock and infrastructure to modernize its rail system; for example, the country has awarded a 1,000-unit locomotive order to the GE Transportation Business, now part of Wabtec.
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
On May 6, 2019, GE completed the sale of approximately 8,780 shares of Wabtec's Series A Preferred stock which converted upon the sale to 25,300,000 shares of Wabtec's common stock. On August 9, 2019, GE completed a sale of the remaining shares of Series A Preferred Stock outstanding convertible to approximately 3,515,500 shares of common stock, as well as 16,969,656 shares of common stock owned directly by GE. Finally, on September 12, 2019, GE completed a sale of all of its remaining shares of common stock of Wabtec, approximately 2,048,515 shares. In conjunction with these secondary offerings, the Company waived the requirements under the shareholders agreement for GE to maintain certain ownership levels of Wabtec's stock following the closing date of the Merger. The Company did not receive any proceeds from the sale of any of these shares.

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

RESULTS OF OPERATIONS
Consolidated Results
THIRD QUARTER 2019 COMPARED TO THIRD QUARTER 2018
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,
In millions	2019	2018	Percent Change
Net sales:
Sales of goods	$1,605.4	$1,031.7	55.6%
Sales of services	396.3	46.1	759.7%
Total net sales	2,001.7	1,077.8	85.7%
Cost of sales:
Cost of goods	(1,184.1)	(735.8)	60.9%
Cost of services	(218.2)	(40.0)	445.5%
Total cost of sales	(1,402.3)	(775.8)	80.8%
Gross profit	599.4	302.0	98.5%
Operating expenses:
Selling, general and administrative expenses	(292.2)	(146.8)	99.0%
Engineering expenses	(58.6)	(20.1)	191.5%
Amortization expense	(79.5)	(9.9)	703.0%
Total operating expenses	(430.3)	(176.8)	143.4%
Income from operations	169.1	125.2	35.1%
Other income and expenses:
Interest expense, net	(57.7)	(23.7)	143.5%
Other income (expense), net	1.9	1.2	58.3%
Income from operations before income taxes	113.3	102.7	10.3%
Income tax expense	(22.7)	(16.6)	36.7%
Net income	90.6	86.1	5.2%
Less: Net loss attributable to noncontrolling interest	0.5	1.6	(68.8)%
Net income attributable to Wabtec shareholders	91.1	87.7	3.9%
The following table shows the major components of the change in sales in the third quarter of 2019 from the third quarter of 2018:

In millions	Freight Segment	Transit Segment	Total
Third Quarter 2018 Net Sales	$391.6	$686.2	$1,077.8
Acquisitions	953.9	2.0	955.9
Change in Sales by Product Line:
Transit Products	—	26.8	26.8
Brake Products	8.8	8.8	17.6
Remanufacturing, Overhaul & Build	(5.7)	(5.1)	(10.8)
Specialty Products & Electronics	(40.3)	13.9	(26.4)
Other	(8.1)	(0.9)	(9.0)
Foreign exchange	(4.5)	(25.7)	(30.2)
Third Quarter 2019 Net Sales	$1,295.7	$706.0	$2,001.7

Net sales
Net sales for the three months ended September 30, 2019 increased by $0.9 billion, or 85.7%, to $2.0 billion. The increase is primarily due to sales from acquisitions of $1.0 billion, mainly, the acquisition of GE Transportation. GE Transportation contributed $1.0 billion of net sales in the quarter primarily from equipment products and services. Additionally, Transit Segment sales increased $20 million primarily due to increased original equipment project deliveries for HVAC, door, and brake and coupler systems. These increases were partially offset by a decrease in Specialty Products and Electronics of $26 million due to lower freight components and PTC hardware sales. Unfavorable changes in foreign exchange rates reduced sales by $30 million.
Cost of sales
Cost of sales increased by $627 million to $1.4 billion in 2019 compared to $776 million in 2018. The increase is primarily due to $620 million of incremental cost of sales from acquisitions, mainly from the acquisition of GE Transportation. In the third quarter of 2019, cost of sales as a percentage of sales was 69.9% compared to 72.0% in the same period of 2018. Cost of sales in 2019 includes $27 million of restructuring charges related to certain announced plant consolidations and $16 million of non-recurring costs related to purchase price accounting for the step-up of the inventory of GE Transportation on the date of acquisition. Excluding these non-recurring costs, cost of sales as a percentage of sales was 68.0% in 2019, a decrease from the prior year due to the increase in higher margin Freight Segment sales and a favorable product shift in the Transit Segment to brake and HVAC systems from lower margin overhaul projects.
Operating expenses
Total operating expenses as a percentage of sales increased to 21.5% of sales in the third quarter of 2019 compared to 16.4% during the third quarter of 2018. Selling, general, and administrative expenses increased $145 million or 99.0%, primarily due to $94 million in incremental expense from acquisitions, mainly GE Transportation, and $40 million in GE Transportation transaction, restructuring, and litigation costs. Engineering expense increased $39 million and amortization expense increased $70 million due to incremental expense from the GE Transportation acquisition.
Interest expense, net
Interest expense, net, increased $34 million in the third quarter of 2019 over the same period in 2018 attributable to higher overall debt balances in 2019, related to the acquisition of GE Transportation.
Income taxes
The effective income tax rate was 20.0% and 16.2% for the third quarter of 2019 and 2018, respectively. The increase in the effective rate for the three months ended September 30, 2019 is primarily the result of the recognition of $6.5 million of tax benefits in the third quarter of 2018 as a result of adjustments to provisional amounts previously recorded related to the U.S. tax reform bill.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated.

	Three Months Ended September 30,
In millions	2019	2018	Percent Change
Net sales:
Sales of goods	$913.4	$356.3	156.4%
Sales of services	382.3	35.3	983.0%
Total net sales	1,295.7	391.6	230.9%
Cost of sales:
Cost of goods	(670.9)	(229.5)	192.3%
Cost of services	(208.3)	(31.7)	557.1%
Total cost of sales	(879.2)	(261.2)	236.6%

Gross profit	416.5	130.4	219.4%

Operating expenses	(268.3)	(50.9)	427.1%

Income from operations ($)	148.2	79.5	86.4%
Income from operations (%)	11.4%	20.3%
Net sales
Freight Segment sales increased by $0.9 billion, or 230.9%, to $1.3 billion, due to the acquisition of GE Transportation which contributed $1.0 billion of net sales in the quarter primarily from equipment products and services. This increase was partially offset by a decrease in Specialty Products and Electronics sales of $40 million due to lower freight components and PTC hardware sales. Unfavorable foreign currency exchange rates decreased sales by $5 million.
Cost of sales
Freight Segment cost of sales increased by $618 million to $0.9 billion in 2019. The increase is primarily due to $620 million of incremental cost of sales and services from the acquisition of the GE Transportation business. In 2019, total cost of sales as a percentage of total net sales was 67.9% compared to 66.7% in 2018. Total cost of sales in the third quarter of 2019 includes $19 million of restructuring charges related to certain announced plant consolidations and $16 million of non-recurring costs related to purchase price accounting for the step-up of inventory on the acquisition date of GE Transportation. Excluding these non-recurring costs, total cost of sales as a percentage of sales was 65.2% in 2019, lower than 2018. This decrease is due to the higher margin GE Transportation services sales that have a lower cost of sales component.
Operating expenses
Freight Segment operating expenses increased $217 million, or 427.1%, in 2019 to 20.7% of sales. Selling, general, and administrative expenses increased $112 million due to $94 million in incremental expense from the acquisition of GE Transportation and $9 million of transaction and restructuring costs related to the acquisition of GE Transportation. Engineering expense increased $36 million and amortization expense increased $70 million, both due to the acquisition of GE Transportation.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated.

	Three Months Ended September 30,
In millions	2019	2018	Percent Change
Net sales	$706.0	$686.2	2.9%
Cost of sales	(523.1)	(514.6)	1.7%
Gross profit	182.9	171.6	6.6%

Operating expenses	(127.1)	(110.9)	14.6%

Income from operations ($)	55.8	60.7	(8.1)%
Income from operations (%)	7.9%	8.8%
Net sales
Transit Segment sales increased by $20 million, or 2.9%. The organic increase in sales of $44 million is primarily due to increased original equipment project deliveries for information and safety and door systems of $22 million and higher Brake Products sales of $9 million. The increase in Brake Product sales was due to increased deliveries on contracts for original equipment brake and coupler systems and higher sales of aftermarket spares. These increases were partially offset by unfavorable foreign currency exchange rate changes of $26 million.
Cost of sales
Transit Segment cost of sales increased by $9 million to $523 million in the third quarter of 2019. In the third quarter 2019, cost of sales as a percentage of sales was 74.1% compared to 75.0% in 2018. Total cost of sales in the third quarter of 2019 includes $8 million of restructuring charges primarily related to certain announced plant consolidations. Excluding these non-recurring costs, total cost of sales as a percentage of sales was 72.9% in 2019, lower than 2018. This decrease is attributable to a favorable product mix towards more brake and HVAC systems and less overhaul contracts, which typically carry a lower margin due to their higher material and labor costs as a percentage of sales. Unfavorable foreign currency exchange rate changes decreased cost of sales by $20 million.
Operating expenses
Transit Segment operating expenses increased $16 million to $127 million, or 14.6%, in the third quarter of 2019 and increased 180 basis points to 18.0% as a percentage of sales compared to the same period in 2018. Selling, general, and administrative expenses increased $14 million in the third quarter of 2019, consisting of a $17 million organic increase, partially offset by a $3 million decrease due to favorable foreign currency exchange rate changes. The organic increase is due mainly to efforts to support the higher sales volumes. Selling, general, and administrative expenses includes $3 million for restructuring costs in the current year, compared to $2 million in the prior year. Engineering increased $3 million while amortization expense remained consistent year over year.

FIRST NINE MONTHS OF 2019 COMPARED TO FIRST NINE MONTHS OF 2018
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Nine Months Ended September 30,
In millions	2019	2018	Percent Change
Net sales:
Sales of goods	$4,932.4	$3,108.3	58.7%
Sales of services	899.2	137.4	554.4%
Total net sales	5,831.6	3,245.7	79.7%
Cost of sales:
Cost of goods	(3,635.4)	(2,194.2)	65.7%
Cost of services	(593.1)	(114.6)	417.5%
Total cost of sales	(4,228.5)	(2,308.8)	83.1%
Gross profit	1,603.1	936.9	71.1%
Operating expenses:
Selling, general and administrative expenses	(842.9)	(465.2)	81.2%
Engineering expenses	(150.3)	(61.6)	144.0%
Amortization expense	(172.9)	(30.1)	474.4%
Total operating expenses	(1,166.1)	(556.9)	109.4%
Income from operations	437.0	380.0	15.0%
Other income and expenses:
Interest expense, net	(160.8)	(75.9)	111.9%
Other income (expense), net	(4.1)	6.0	(168.3)%
Income from operations before income taxes	272.1	310.1	(12.3)%
Income tax expense	(82.6)	(53.2)	55.3%
Net income	189.5	256.9	(26.2)%
Less: Net loss attributable to noncontrolling interest	1.5	3.7	(59.5)%
Net income attributable to Wabtec shareholders	191.0	260.6	(26.7)%
The following table shows the major components of the change in sales in the first nine months of 2019 from the first nine months of 2018:

In millions	Freight Segment	Transit Segment	Total
First Nine Months of 2018 Net Sales	$1,183.4	$2,062.3	3,245.7
Acquisitions	2,571.0	19.6	2,590.6
Change in Sales by Product Line:
Transit Products	—	137.3	137.3
Brake Products	13.3	72.0	85.3
Remanufacturing, Overhaul & Build	(9.7)	3.0	(6.7)
Specialty Products & Electronics	(66.9)	(12.0)	(78.9)
Other	(6.6)	1.1	(5.5)
Foreign exchange	(18.4)	(117.8)	(136.2)
First Nine Months of 2019 Net Sales	$3,666.1	$2,165.5	$5,831.6

Net sales
Net sales for the nine months ended September 30, 2019 increased by $2.6 billion, or 79.7%, to $5.8 billion. The increase is primarily due to sales from acquisitions of $2.6 billion, mainly, the acquisition of GE Transportation. GE Transportation contributed $2.6 billion of net sales in the year primarily from equipment products and services. Additionally, Transit Segment sales increased $103 million primarily due to increased original equipment project deliveries for HVAC, door, and brake and coupler systems. These increases were partially offset by a decrease in Specialty Products and Electronics of $79 million due to lower freight industrial and PTC hardware sales. Unfavorable changes in foreign currency exchange rates reduced sales by $136 million.
Cost of sales
Cost of sales increased by $1.9 billion to $4.2 billion in 2019 compared to $2.3 billion in 2018. The increase is primarily due to $1.7 billion of incremental costs from acquisitions, mainly from GE Transportation. In 2019, cost of sales as a percentage of sales was 72.5% compared to 71.1% in 2018. Cost of sales in 2019 includes $185 million of non-recurring costs related to purchase price accounting for the step-up of inventory of GE Transportation on the date of acquisition, and $28 million of restructuring charges related to certain announced plant consolidations. Excluding these non-recurring costs, cost of sales as a percentage of sales was 68.9% in 2019, a 2.0% improvement over 2018. This improvement is attributable to a favorable product mix towards more Freight Segment products, which typically carry higher margins than the Transit Segment.
Operating expenses
Total operating expenses as a percentage of sales increased to 20.0% of sales in 2019 compared to 17.2% in 2018. Selling, general, and administrative expenses increased $378 million or 81.2%, primarily due to $230 million of incremental expense from acquisitions, mainly GE Transportation and $130 million of incremental GE Transportation transaction, restructuring, and litigation costs. In the prior year, selling, general, and administrative expenses included $28 million of transaction and restructuring costs. Engineering expense increased $89 million and amortization expense increased $143 million due to incremental expense from the acquisition of GE Transportation.
Interest expense, net
Interest expense, net, increased $85 million in 2019 attributable to higher overall debt balances in 2019, related to the acquisition of GE Transportation.
Income taxes
The effective income tax rate was 30.4% and 17.2% for 2019 and 2018, respectively. The increase in the effective rate for the nine months ended September 30, 2019 is primarily the result of non-deductible transaction related expenses incurred as a result of the acquisition of GE Transportation. Additionally, for the nine months ended September 30, 2018 tax benefits of $13.4 million were recorded related to revisions to initial calculations of the transition tax.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated.

	Nine Months Ended September 30,
In millions	2019	2018	Percent Change
Net sales:
Sales of goods	$2,804.5	$1,080.0	159.7%
Sales of services	861.6	103.4	733.3%
Total net sales	3,666.1	1,183.4	209.8%
Cost of sales:
Cost of goods	(2,069.6)	(705.2)	193.5%
Cost of services	(565.4)	(88.3)	540.3%
Total cost of sales	(2,635.0)	(793.5)	232.1%

Gross profit	1,031.1	389.9	164.5%

Operating expenses	(655.8)	(156.5)	319.0%

Income from operations ($)	375.3	233.4	60.8%
Income from operations (%)	10.2%	19.7%
Net sales
Freight Segment sales increased by $2.5 billion, or 209.8%, to $3.7 billion, due to the acquisition of GE Transportation which contributed $2.6 billion during the period, primarily from equipment products and services. This increase was partially offset by lower sales from Specialty Products and Electronics of $67 million due to the lower freight components and PTC hardware sales. Unfavorable foreign currency exchange rate changes decreased sales by $18 million.
Cost of sales
Freight Segment cost of sales increased by $1.8 billion to $2.6 billion in 2019. The increase is primarily due to $1.7 billion of incremental cost of sales and services from the acquisition of GE Transportation. In 2019, total cost of sales as a percentage of total net sales was 71.9% compared to 67.1% in 2018. Total cost of sales in 2019 includes $185 million of non-recurring costs related to purchase price accounting for the step-up of inventory of GE Transportation on the date of acquisition and $20 million of restructuring costs. Excluding these non-recurring costs, total cost of sales as a percentage of sales was 66.9% in 2019, 0.2% lower than 2018 as lower sales for Specialty Products and Electronics, which typically carry higher margins, were offset by freight services sales.
Operating expenses
Freight Segment operating expenses increased $499 million, or 319.0%, in 2019 and increased to 17.9% of sales. Selling, general, and administrative expenses increased $261 million due to $228 million in incremental expense from the acquisition of GE Transportation and $25 million for transaction and restructuring costs. Engineering expense increased $81 million and amortization expense increased $144 million, both due to the acquisition of GE Transportation.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated.

	Nine Months Ended September 30,
In millions	2019	2018	Percent Change
Net sales	$2,165.5	$2,062.3	5.0%
Cost of sales	(1,593.5)	(1,515.3)	5.2%
Gross profit	572.0	547.0	4.6%

Operating expenses	(386.1)	(360.2)	7.2%

Income from operations ($)	185.9	186.8	(0.5)%
Income from operations (%)	8.6%	9.1%
Net sales
Transit Segment sales increased by $103 million, or 5.0%, primarily due to increased demand for door and HVAC systems of $137 million, increased Brake Product sales of $72 million, and acquisitions of $20 million. The increase in Brake Product sales was due to increased demand for original equipment brake and coupler systems and aftermarket spares. These increases were partially offset by unfavorable foreign currency rate changes of $118 million.
Cost of sales
Transit Segment cost of sales increased by $78 million to $1.6 billion in 2019. In 2019, cost of sales as a percentage of sales was 73.6% compared to 73.5% in 2018. Total cost of sales in 2019 includes $8 million of restructuring charges primarily related to certain announced plant consolidations. Excluding these non-recurring costs, total cost of sales as a percentage of sales was 73.2% in 2019, lower than 2018. This decrease can be attributed to a favorable product mix which shifted away from lower margin overhaul contracts and towards higher margin HVAC and brake systems. Changes to foreign currency exchange rates decreased cost of sales by $89 million and incremental costs from acquisitions increased cost of sales by $17 million.
Operating expenses
Transit Segment operating expenses increased $26 million to $386 million, or 7.2% in 2019 and increased 40 basis points to 17.8% of sales. Selling, general, and administrative expenses increased $20 million in 2019, consisting of a $31 million organic increase, partially offset by a $14 million decrease due to changes to foreign currency exchange rates. The organic increase is primarily due to efforts to support the higher sales volumes. Selling, general, and administrative expenses includes $6 million for restructuring costs in the current year, compared to $9 million in the prior year. Engineering expense increased $7 million, while amortization expense remained consistent year over year.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine Months Ended September 30,
In millions	2019	2018
Cash provided by (used for):
Operating activities	$567.7	$38.0
Investing activities	(3,109.8)	(104.2)
Financing activities	817.1	1,995.3
(Decrease)/increase in cash and restricted cash	$(1,754.9)	$1,902.0
Operating activities In the first nine months of 2019, cash provided by operations was $568 million compared to $38 million in the first nine months of 2018. The increase is due to favorable working capital performance as follows: a favorable change in inventory of $184 million, which is attributable to purchase accounting costs related to the GET Merger Transactions, a favorable change of $234 million in other assets and liabilities primarily due to the timing of payments related to accrued expenses and acquisition costs, a favorable change in accounts receivable of $68 million, and a favorable change of $121 million from the increase in net income, net of the change in non-cash items of $188 million. The increase in the change in non-cash items is primarily attributable to increased depreciation, amortization, and stock-based compensation as a result of the acquisition of the GE Transportation Business. These favorable changes were partially offset by an unfavorable change in accounts payable of $151 million due to the timing of payments to suppliers.
Investing activities In the first nine months of 2019 and 2018, cash used for investing activities was $3.11 billion and $104 million, respectively. The major components of the cash outflow in 2019 were $3.00 billion in net cash paid for acquisitions, primarily the GE Transportation Business, and $113 million in additions to property, plant and equipment for investments in our facilities and manufacturing processes. This compares to $49 million in net cash paid for acquisitions and $64 million in property, plant, and equipment for investments in the first nine months of 2018. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first nine months of 2019, cash provided by financing activities was $817 million which included $2.96 billion in proceeds from the revolving credit facility, $2.06 billion in repayments of debt and $58 million of dividend payments. In the first nine months of 2018, cash provided by financing activities was $2.00 billion, which included $3.49 billion in proceeds from the revolving credit facility, $1.47 billion in repayments of debt on the revolving credit facility, $35 million of dividend payments, and $7 million related to payment of income tax withholding on share-based compensation.
On September 14, 2018, the Company issued $2.5 billion of senior notes with three different maturities.

•
Floating Rate Senior Notes due 2021 - The Company issued $500.0 million of Floating Rate Senior Notes due 2021 (the "Floating Rate Notes"). The Floating Rate Notes, which are non-callable for one year, were issued at 100% of face value. Interest on the Floating Rate Notes accrues at a floating rate per annum equal to three-month Libor plus 105 basis points. The interest rate for the Floating Rate Notes for the initial interest period was 3.3815%, which was determined on September 12, 2018. Interest on the Floating Rate Notes is payable quarterly on December 15, March 15, June 15, and September 15 of each year. The Company incurred $3.5 million of deferred financing costs related to the issuance of the Floating Rate Notes.

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

•
4.70% Senior Notes Due 2028 - The Company issued $1,250.0 million of 4.70% Senior Notes due 2028 (the "2028 Notes" and together with the Floating Rate Notes and 2024 Notes, the "2018 Notes"). The 2028 Notes were issued at 99.889% of face value. Interest on the 2028 Notes accrues at a rate of 4.70% per annum and is payable semi-annually on March 15 and September 15 of each year. The Company incurred $10.6 million of deferred financing costs related to the issuance of the 2028 Notes.

The net proceeds from the issuance and sale of the 2018 Notes were used to finance the cash portion of the GET Merger Transactions. The principal balances are due in full at maturity.

On February 12, 2019, the rating assigned by Moody's was decreased to Ba1. Accordingly, pursuant to the respective terms of the 2018 Notes issued on September 14, 2018, the interest rate increased by 0.25%. The interest rate increase took effect during the interest period following February 12, 2019.
3.45% Senior Notes Due November 2026
On November 3, 2016, the Company issued $750.0 million of 3.45% Senior Notes due in 2026 (the "2016 Notes"). The 2016 Notes were issued at 99.965% of face value. Interest on the 2016 Notes accrues at a rate of 3.45% per annum and is payable semi-annually on May 15 and November 15 of each year. The net proceeds from the issuance of the 2016 Notes were used to finance the cash portion of the purchase price for the Company's acquisition of Faiveley Transport, S.A. ("Faiveley Transport"), refinance Faiveley Transport's indebtedness, and for general corporate purposes. The principal balance is due in full at maturity. The Company incurred $2.7 million of deferred financing costs related to the issuance of the 2016 Notes.
4.375% Senior Notes Due August 2023
On August 8, 2013, the Company issued $250.0 million of 4.375% Senior Notes due in 2023 (the “2013 Notes”, and together with the 2016 Notes and the 2018 Notes, the "Senior Notes").  The 2013 Notes were issued at 99.879% of face value.  Interest on the 2013 Notes accrues at a rate of 4.375% per annum and is payable semi-annually on February 15 and August 15 of each year.  The net proceeds from the issuance of the 2013 Notes were used to repay debt outstanding under the Company’s then-existing credit agreement, and for general corporate purposes.  The principal balance is due in full at maturity.  The Company incurred $2.6 million of deferred financing costs related to the issuance of the 2013 Notes.
The Senior Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company. The Senior Notes are guaranteed on an unsecured basis by each of the Company’s subsidiaries that guarantees the 2018 Refinancing Credit Agreement (as defined below). The indentures under which the Senior Notes were issued provide that the Company must make an offer to repurchase in connection with certain change of control triggering events and contains covenants and restrictions which limit among other things, the following: the incurrence of debt secured by certain liens, the entry into certain sale and leaseback transactions, and the ability to consolidate with or merge into other entities or sell all or substantially all of the Company’s assets.
The Company is in compliance with the restrictions and covenants in the indentures under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.
2018 Refinancing Credit Agreement
On June 8, 2018, the Company entered into a credit agreement (the “2018 Refinancing Credit Agreement”), which replaced the credit facility, which comprised a $1.2 billion, 5 year revolving credit facility (the "2016 Revolving Facility") and a $400.0 million delayed draw term loan (the "2016 Term Loan"). As part of the 2018 Refinancing Credit Agreement, the Company entered into (i) a $1.2 billion revolving credit facility (the “Revolving Credit Facility”), which replaced the 2016 Revolving Facility, and includes a letter of credit sub-facility of up to $450.0 million and a swing line sub-facility of $75.0 million, (ii) a $350.0 million term loan (the “Refinancing Term Loan”), which refinanced the 2016 Term Loan, and (iii) a new $400.0 million delayed draw term loan (the “Delayed Draw Term Loan”, and together with the Refinancing Term Loan, the "Term Loan"). The 2018 Refinancing Credit Agreement also provided for a bridge loan facility (the “Bridge Loan Facility”) in an amount not to exceed $2.5 billion, which would only become effective at the Company’s request. Commitments in respect of the Bridge Loan Facility were terminated upon the issuance and sale of the 2018 Notes on September 14, 2018. In addition, the 2018 Refinancing Credit Agreement contains an uncommitted accordion feature allowing the Company to request, in an aggregate amount not to exceed $600.0 million, increases to the borrowing commitments under the Revolving Credit Facility or a new incremental term loan commitment. At September 30, 2019, the Company had approximately $656.0 million of available bank borrowing capacity subject to certain financial covenant restrictions, net of $29.3 million of letters of credit.
The Revolving Credit Facility matures on June 8, 2023 and is unsecured. The Refinancing Term Loan matures on June 8, 2021 and is unsecured. The Delayed Draw Term Loan was initially drawn on February 25, 2019, matures on February 25, 2022, and is unsecured. The Company incurred a 17.5 basis point commitment fee from June 8, 2018 until the initial draw. The applicable interest rate for borrowings under the 2018 Refinancing Credit Agreement includes interest rate spreads based on the lower of the pricing corresponding to (i) the Company’s ratio of total debt (less unrestricted cash up to $300.0 million) to EBITDA (“Leverage Ratio”) or (ii) the Company’s public rating, in each case that range between 1.000% and 1.875% for LIBOR/CDOR-based borrowings and 0.0% and 0.875% for Alternate Base Rate based borrowings. The obligations of the Company under the 2018 Refinancing Credit Agreement have been guaranteed by certain of the Company’s subsidiaries.
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
The obligations under the 2018 Refinancing Credit Agreement are fully and unconditionally guaranteed by certain of the Company’s U.S. subsidiaries.
At September 30, 2019, the weighted average interest rate on the Company’s variable rate debt was 3.14%.  On June 5, 2014, the Company entered into a forward starting interest rate swap agreement with a notional value of $150.0 million.  The effective date of the interest rate swap agreement was November 7, 2016, and the termination date was December 19, 2018.
2016 Refinancing Credit Agreement
On June 22, 2016, the Company amended its existing revolving credit facility with a consortium of commercial banks. This 2016 Refinancing Credit Agreement provided the Company with a $1.2 billion, 5 year revolving credit facility and a $400.0 million delayed draw term loan (the “2016 Term Loan”). The Company incurred approximately $3 million of deferred financing cost related to the 2016 Refinancing Credit Agreement. The 2016 Refinancing Credit Agreement borrowings bore variable interest rates indexed as described below.
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
Company Stock Repurchase Plan
On February 8, 2016, the Board of Directors amended its stock repurchase authorization to $350 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $33 million remained. During the first nine months of 2019, the Company did not repurchase any shares, leaving $138 million remaining under the authorization. The Company intends to purchase shares on the open market or in negotiated block trades from time to time depending on market conditions. No time limit was set for the completion of the programs which conforms to the requirements under the 2018 Refinancing Credit Agreement, as well as the Senior Notes currently outstanding.
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

•	completion and integration of acquisitions, including the acquisition of Faiveley Transport and the GE Transportation Business; or

•	the development and use of new technology;
Competitive factors

•	the actions of competitors; or

•	the outcome of negotiations with partners, suppliers, customers or others;
Political/governmental factors

•	political stability in relevant areas of the world;

•	future regulation/deregulation of our customers and/or the rail industry;

•	levels of governmental funding on transit projects, including for some of our customers;

•	political developments and laws and regulations, including those related to Positive Train Control; or

•	federal and state income tax legislation; and

•	the outcome of negotiations with governments.
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
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect interest expense associated with its variable-rate debt and refinancing or issuance of incremental fixed rate debt. The Company’s variable rate debt represents 35% and 22% of total long-term debt at September 30, 2019 and December 31, 2018, respectively. Refer to Note 8 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2019, approximately 42% of Wabtec’s net sales were to customers in the United States, 10% in Canada, 6% in India, 5% in the United Kingdom, 5% in Mexico, 4% in France, 4% in Germany, 4% in Australia 3% in China, 2% in Italy, and 15% in other international locations. To mitigate the impact of changes in foreign currency exchange rates on earnings and cash flows, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.	CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2019. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The business combination of Wabtec and the GE Transportation Business, which was completed on February 25, 2019, resulted in a material change in the combined company's internal controls over financial reporting. The Company is in the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of the combined company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in Note 21 therein, filed on February 27, 2019. During the first nine months of 2019, there were no material changes to the information described in the Form 10-K related to claims arising from asbestos exposure.
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
On April 21, 2016, Siemens Industry, Inc. filed a lawsuit against the Company in federal district court in Delaware alleging that the Company infringed seven patents owned by Siemens related to the Company's Positive Train Control (PTC) technology. On November 2, 2016, Siemens amended its complaint to add six additional patents they also claimed were infringed by the Company's PTC Products or End of Train (EOT) Products (Siemens Patent Case). The Company filed Answers, and asserted counterclaims, in response to Siemens’ complaints. Additionally, after filings by the Company, the US Patent & Trademark Office’s Patent Trail and Appeal Board (PTAB) granted Inter-Parties Review (IPR) proceedings on eight (8) of the patents asserted by Siemens to contest their validity. Following pre-trial rulings that greatly reduced Siemens’ alleged damages, a jury trial was held in federal district court in Delaware in January 2019 on eight patents, two of which were still subject to an IPR decision on validity from the PTAB. At the conclusion of the trial, the jury awarded Siemens damages of $5.6 million related to PTC patents and $1.1 million related to EOT patents. On August 15, 2019, the Court entered a final judgement in the amount of $14.1 million in favor of Siemens, which included post-discovery damages on all Wabtec PTC and EOT sales through July 2019. Both parties appealed the Final Judgement. On September 27, 2019, the parties entered into a global settlement agreement, settling all on-going litigation between them, as part of the patent litigation including antitrust claims Siemens had made against Wabtec initially.
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
On April 3, 2018, the Company and Knorr-Bremse AG entered into a consent decree with the United States Department of Justice resolving allegations that the Company and Knorr-Bremse AG had maintained unlawful agreements not to compete for each other’s employees.  The allegations also related to Faiveley Transport before it was acquired by the Company in November 2016.  No monetary fines or penalties were imposed on the Company.  The Company elected to settle this matter with the Department of Justice to avoid the cost and distraction of litigation. Putative class action lawsuits thereafter were filed in several different federal district courts naming the Company and Knorr as defendants in connection with the allegations contained in the consent decree.  The lawsuits seek unspecified damages on behalf of employees of the Company (including Faiveley Transport) and Knorr allegedly caused by the defendants’ actions.  A federal Multi-District Litigation (MDL) Panel consolidated the cases in the Western District of Pennsylvania, and on October 12, 2018, a consolidated class action complaint was filed in the Western District of PA with five named plaintiffs, three of whom were Company employees.

The litigation is in its early stages and the Company does not believe that it has diminished competition for talent in the marketplace and intends to contest these claims vigorously. The Company’s motion to dismiss the entire claim was denied on June 20, 2019, but the Court granted the Company’s motions to dismiss the plaintiffs’ conspiracy allegations and strike the plaintiffs’ class definition. In July 2019, Plaintiffs filed an amended class definition, targeting employees with ‘valuable’ railroad industry experience or skills’, and the Company has filed a new motion to strike that categorization. On August 13, 2019, the Company was notified that co-defendant Knorr-Bremse settled with plaintiffs for an unknown amount. A Court-sponsored early mediation is expected to occur before the end of 2019.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2019:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 2019	—	—	—	$137,824
August 2019	—	$—	—	$137,824
September 2019	—	$—	—	$137,824
Total quarter ended September 30, 2019	—	$—	—	$137,824

(1)
On February 9, 2016, the Board of Directors amended its stock repurchase authorization to $350.0 million of the Company’s outstanding shares. No time limit was set for the completion of the programs which conforms to the requirements under the 2018 Refinancing Credit Agreement, as well as the Senior Notes currently outstanding.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable

Item 6.	EXHIBITS
The following exhibits are being filed with this report:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	November 1, 2019