Form 10-Q
period 2020-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2020-05-06
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 033-90866
____________________________________
WESTINGHOUSE AIR BRAKE TECHNOLOGIESCORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	25-1615902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Isabella Street Pittsburgh, Pennsylvania	15212
(Address of principal executive offices)	(Zip code)
412-825-1000
(Registrant’s telephone number, including area code)
Not applicable
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
As of April 29, 2020, there were 190,288,623,shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
March 31, 2020
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except shares and par value	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$615.9	$604.2
Accounts receivable	1,149.1	1,149.9
Unbilled accounts receivable	522.9	514.0
Inventories	1,785.7	1,773.1
Other current assets	167.5	150.9
Total current assets	4,241.1	4,192.1
Property, plant and equipment	2,208.9	2,216.0
Accumulated depreciation	(585.9)	(560.2)
Property, plant and equipment, net	1,623.0	1,655.8
Other Assets
Goodwill	8,273.7	8,360.6
Other intangibles, net	4,010.0	4,104.0
Other noncurrent assets	625.3	631.7
Total other assets	12,909.0	13,096.3
Total Assets	$18,773.1	$18,944.2
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,087.2	$1,157.5
Customer deposits	602.8	604.2
Accrued compensation	257.4	343.8
Accrued warranty	216.8	226.5
Current portion of long-term debt	92.8	95.7
Other accrued liabilities	724.6	830.3
Total current liabilities	2,981.6	3,258.0
Long-term debt	4,655.1	4,333.6
Accrued postretirement and pension benefits	109.2	113.0
Deferred income taxes	151.4	145.3
Contingent consideration	294.7	291.8
Other long-term liabilities	783.4	808.9
Total Liabilities	8,975.4	8,950.6
Commitments and contingencies (Note 15)
Equity
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding, at March 31, 2020 and December 31, 2019	—	—
Common stock, $.01 par value; 500,000,000 shares authorized: 226,947,180 and 226,947,180 shares issued and 190,277,837 and 191,699,193 outstanding at March 31, 2020 and December 31, 2019, respectively	2.0	2.0
Additional paid-in capital	7,875.0	7,877.2
Treasury stock, at cost, 36,669,343 and 35,247,987 shares, at March 31, 2020 and December 31, 2019, respectively	(910.2)	(807.1)
Retained earnings	3,355.6	3,267.0
Accumulated other comprehensive loss	(560.6)	(382.6)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	9,761.8	9,956.5
Noncontrolling interest	35.9	37.1
Total Equity	9,797.7	9,993.6
Total Liabilities and Equity	$18,773.1	$18,944.2
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended March 31,
In millions, except per share data	2020	2019

Net sales:
Sales of goods	$1,590.8	$1,434.5
Sales of services	339.1	159.1
Total net sales	1,929.9	1,593.6
Cost of sales:
Cost of goods	(1,155.9)	(1,073.6)
Cost of services	(195.3)	(131.0)
Total cost of sales	(1,351.2)	(1,204.6)
Gross profit	578.7	389.0
Operating expenses:
Selling, general and administrative expenses	(243.4)	(259.8)
Engineering expenses	(49.0)	(34.5)
Amortization expense	(69.0)	(27.4)
Total operating expenses	(361.4)	(321.7)
Income from operations	217.3	67.3
Other income and expenses:
Interest expense, net	(53.3)	(44.6)
Other expense, net	(14.8)	(8.2)
Income from operations before income taxes	149.2	14.5
Income tax expense	(38.0)	(18.5)
Net income (loss)	111.2	(4.0)
Less: Net loss (gain) attributable to noncontrolling interest	0.4	(0.5)
Net income (loss) attributable to Wabtec shareholders	111.6	(4.5)

Earnings Per Common Share
Basic
Net income (loss) attributable to Wabtec shareholders	$0.58	$(0.04)
Diluted
Net income (loss) attributable to Wabtec shareholders	$0.58	$(0.04)

Weighted average shares outstanding
Basic	190.8	121.2
Diluted	191.4	121.2

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended March 31,
In millions	2020	2019

Net income (loss) attributable to Wabtec shareholders	$111.6	$(4.5)
Foreign currency translation loss	(181.4)	(46.6)
Unrealized gain (loss) on derivative contracts	8.1	(4.1)
Unrealized loss on pension benefit plans and post-retirement benefit plans	(3.6)	(3.6)
Other comprehensive loss before tax	(176.9)	(54.3)
Income tax (expense) benefit related to components of other comprehensive income	(1.1)	1.9
Other comprehensive loss, net of tax	(178.0)	(52.4)
Comprehensive loss attributable to Wabtec shareholders	$(66.4)	$(56.9)

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended March 31,
In millions, except per share data	2020	2019

Operating Activities
Net income (loss)	$111.2	$(4.0)
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	115.8	55.9
Stock-based compensation expense	7.3	8.5
Below market intangible amortization	(37.6)	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(22.6)	(51.6)
Inventories	(23.5)	75.3
Accounts payable	(60.2)	(116.4)
Accrued income taxes	(4.4)	18.4
Accrued liabilities and customer deposits	(84.7)	(60.0)
Other assets and liabilities	(83.2)	105.2
Net cash (used for) provided by operating activities	(81.9)	31.3
Investing Activities
Purchase of property, plant and equipment	(33.3)	(29.7)
Proceeds from disposal of property, plant and equipment	6.4	0.8
Acquisitions of businesses, net of cash acquired	(35.7)	(2,710.7)
Net cash used for investing activities	(62.6)	(2,739.6)
Financing Activities
Proceeds from debt	981.5	1,736.5
Payments of debt	(663.8)	(837.7)
Repurchase of stock	(105.3)	—
Cash dividends	(23.0)	(11.7)
Other financing activities	(5.9)	(4.1)
Net cash provided by financing activities	183.5	883.0
Effect of changes in currency exchange rates	(27.3)	(4.2)
Increase (decrease) in cash	11.7	(1,829.5)
Cash, cash equivalents, and restricted cash, beginning of period	604.2	2,342.4
Cash and cash equivalents, end of period	$615.9	$512.9

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Treasury Stock	Treasury Stock	Retained	Accumulated Other	Non-controlling
In millions, except share and per share data	Shares	Amount	Capital	Shares	Amount	Earnings	Comprehensive Loss	Interest	Total
Balance, December 31, 2019	226,947,180	$2.0	$7,877.2	(35,247,987)	$(807.1)	$3,267.0	$(382.6)	$37.1	$9,993.6
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.0)	—	—	(23.0)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(7.9)	202,444	2.2	—	—	—	(5.7)
Stock based compensation	—	—	10.0	—	—	—	—	—	10.0
Net income (loss)	—	—	—	—	—	111.6	—	(0.4)	111.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(178.0)	—	(178.0)
Stock repurchase	—	—	—	(1,623,800)	(105.3)	—	—	—	(105.3)
Other owner changes	—	—	(4.3)	—	—	—	—	(0.8)	(5.1)
Balance, March 31, 2020	226,947,180	$2.0	$7,875.0	(36,669,343)	$(910.2)	$3,355.6	$(560.6)	$35.9	$9,797.7

Balance, December 31, 2018	132,349,534	$1.3	$914.6	(35,734,588)	$(816.1)	$3,022.0	$(256.6)	$3.9	$2,869.1
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(11.7)	—	—	(11.7)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(14.4)	420,472	8.9	—	—	—	(5.5)
Stock based compensation	—	—	8.5	—	—	—	—	—	8.5
Net (loss) income	—	—	—	—	—	(4.5)	—	0.5	(4.0)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(52.4)	—	(52.4)
Acquisitions, net	65,782,182	0.7	6,887.6	—	—	—	—	86.7	6,975.0
Other owner changes	—	—	—	—	—	—	—	1.4	1.4
Balance, March 31, 2019	198,131,716	$2.0	$7,796.3	(35,314,116)	$(807.2)	$3,005.8	$(309.0)	$92.5	$9,780.4

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2020, approximately 59% of the Company’s revenues came from customers outside the United States.
On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus, known as COVID-19, as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Our top concern is, and remains, the health and well-being of our employees around the world. To date, COVID-19 has surfaced in nearly all regions around the world and has impacted our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. The outbreak and preventive measures, including temporary plant closures in China, India, Italy and other countries where outbreaks were most prevalent as well as stay at home orders, taken to help curb the spread had an adverse impact on our operations and business results for the first three months of 2020.

2. ACCOUNTING POLICIES
Basis of Presentation The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and the rules and regulations of the Securities and Exchange Commission and include the accounts of Wabtec and its subsidiaries in which Wabtec has a controlling interest. These condensed consolidated interim financial statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year particularly in light of the rapidly evolving COVID-19 pandemic that is impacting our sales channels, supply chain, manufacturing operations, workforce, or other key aspects of our operations and the high degree of uncertainty regarding the pandemic's duration and severity, government actions to control it, and the potential impact on global economic activity, global supply chain operations and our customers, suppliers, and end-markets.
The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30, September 30, and December 31.
The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2019. The December 31, 2019 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Revenue Recognition A majority of the Company’s revenues are derived from performance obligations that are satisfied at a point in time when control passes to the customer. The remaining revenues are earned over time. Generally, for performance obligations satisfied at a point in time control passes at the time of shipment in accordance with agreed upon delivery terms.
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

Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled Accounts Receivable” while the noncurrent contract assets are classified as other assets under the caption "Other Noncurrent Assets" on the consolidated balance sheet. Noncurrent contract assets were $106.3 million at March 31, 2020 and $109.4 million at December 31, 2019, respectively. Included in noncurrent contract assets are certain costs that are specifically related to a contract, however, do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer Deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other Long-Term Liabilities" on the consolidated balance sheet. Noncurrent contract liabilities were $57.7 million at March 31, 2020 and were $77.0 million at December 31, 2019. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $100.6 million and $118.5 million at March 31, 2020 and December 31, 2019, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other Accrued Liabilities” on the consolidated balance sheet.
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
Remaining performance obligations represent the transaction price of firm customer orders subject to standard industry cancellation provisions and substantial scope-of-work adjustments. As of March 31, 2020, the Company's remaining performance obligations were $20.6 billion. The Company expects to recognize revenue of approximately 25% of remaining performance obligation over the next 12 months, with the remainder recognized thereafter.
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
Goodwill and Intangibles Assets Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present. The Company tests goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and at least annually. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed, and also tests for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Periodically, management of the Company assesses whether or not an indicator of impairment is present that would necessitate an impairment analysis be performed.
As a result of the COVID-19 pandemic and the uncertainty surrounding the global economy, the Company's stock price was highly volatile during the second half of the first quarter 2020. The Company considered the Company's stock price volatility combined with overall macroeconomic conditions and concluded that it was not more likely than not that the fair value of its three reporting units declined below their carrying value and therefore an interim quantitative impairment test was not required at March 31, 2020. The present uncertainty surrounding the global economy due to the COVID-19 pandemic increases the likelihood that adverse changes could occur in key assumptions used to determine the fair value of reporting units like sales estimates, cost factors, discount rates and stock price resulting in interim quantitative goodwill impairment tests and non-cash goodwill impairments in future periods.
Also, as a result of the COVID-19 pandemic the Company reviewed indefinite-lived tradename intangible assets and concluded that it was not more likely than not that the fair value of such tradename assets were below their carrying value. However, uncertainty surrounding the impact of the COVID-19 pandemic increases the likelihood that adverse changes in key assumptions used to determine the fair value of indefinite-lived intangibles like sales estimates or discount rates could result in interim quantitative tradename impairments tests and non-cash tradename impairments in future periods. Additionally, uncertainty around the current macroeconomic environment could result in changes to the Company’s marketing and branding strategy which also could impact the carrying value or estimated useful lives of the Company’s tradenames.
Financial Derivatives and Hedging Activities As part of its risk management strategy, the Company utilizes derivative financial instruments to mitigate the impact of changes in foreign currency exchange rates and interest rates on earnings and cash flow. For further information regarding financial derivatives and hedging activities, refer to Notes 13 and 14.
Foreign Currency Translation Certain of our international operations have determined that the local currency is the functional currency whereas others have determined the U.S. dollar is their functional currency. Assets and liabilities of foreign subsidiaries where the functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the period. Foreign currency gains and losses resulting from transactions and the translation of financial statements are recorded in the Company’s consolidated financial statements based upon the provisions of Accounting Standards Codification ("ASC") 830 “Foreign Currency Matters.” The effects of currency exchange rate changes on intercompany transactions and balances of a long-term investment nature are accumulated and carried as a component of accumulated other comprehensive loss. The effects of currency exchange rate changes on intercompany transactions that are denominated in a currency other than an entity’s functional currency are charged or credited to earnings.
Recently Issued Accounting Pronouncements In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for certain income tax transactions by removing specific exceptions to the general principles in Topic 740, Income Taxes. This guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.
Recently Adopted Accounting Pronouncements In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This updated guidance sets forth a current expected credit loss model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance became effective for the Company on January 1, 2020. The Company adopted this accounting standard at the beginning of the period. The impact of adopting the new standard was not material to the consolidated statement of income or the consolidated balance sheet.
In January 2017, FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this update eliminate the requirement to perform Step 2 of the goodwill impairment test. Instead, an entity should perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value up to the carrying amount of the goodwill. This guidance became effective for the Company on January 1, 2020. The adoption of this guidance had no impact on the Company, however, the amendments in this update could result in a change to the overall conclusion as to whether or not a reporting unit's goodwill is impaired and the amount of an impairment charge recognized in the event a reporting unit's carrying value exceeds its fair value.
Other Comprehensive Income (Loss) Comprehensive income comprises both net income and the change in equity from transactions and other events and circumstances from nonowner sources.

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2020 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2019	$(308.6)	$(3.3)	$(70.7)	$(382.6)
Other comprehensive income (loss) before reclassifications	(181.4)	6.1	(3.4)	(178.7)
Amounts reclassified from accumulated other
comprehensive income	—	—	0.7	0.7
Net current period other comprehensive income (loss)	(181.4)	6.1	(2.7)	(178.0)
Balance at March 31, 2020	$(490.0)	$2.8	$(73.4)	$(560.6)
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(0.4)	Other income (expense), net
Amortization of net loss	1.4	Other income (expense), net
	1.0	Other income (expense), net
	(0.3)	Income tax expense
	$0.7	Net income
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2019 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2018	$(202.2)	$(0.1)	$(54.3)	$(256.6)
Other comprehensive income (loss) before reclassifications	(46.6)	(3.1)	(3.3)	(53.0)
Amounts reclassified from accumulated other
comprehensive income	—	—	0.6	0.6
Net current period other comprehensive income (loss)	(46.6)	(3.1)	(2.7)	(52.4)
Balance at March 31, 2019	$(248.8)	$(3.2)	$(57.0)	$(309.0)
Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2019 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined pension and post retirement items
Amortization of initial net obligation and prior service cost	$(0.4)	Other income (expense), net
Amortization of net loss	1.1	Other income (expense), net
	0.7	Other income (expense), net
	(0.2)	Income tax expense
	$0.5	Net income

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
As part of the Merger, certain assets of GE Transportation, including the equity interests of certain pre-Transaction subsidiaries of GE that composed part of GE Transportation, were sold to Direct Sale Purchaser for a cash payment of $2.875 billion, and Direct Sale Purchaser assumed certain liabilities of GE Transportation in connection with this purchase (the "Direct Sale"). Thereafter, GE transferred the SpinCo business to SpinCo and its subsidiaries (to the extent not already held by SpinCo and its subsidiaries), and SpinCo issued to GE shares of SpinCo Class A preferred stock, SpinCo Class B preferred stock, SpinCo Class C preferred stock and additional shares of SpinCo common stock. Following this issuance of additional SpinCo common stock to GE, and immediately prior to the Distribution (as defined below), GE owned 8,700,000,000 shares of SpinCo common stock, 15,000 shares of SpinCo Class A preferred stock, 10,000 shares of SpinCo Class B preferred stock and one share of SpinCo Class C preferred stock, which constituted all of the outstanding stock of SpinCo.
Following the Direct Sale, GE distributed the distribution shares of SpinCo in a spin-off transaction to its stockholders (the "Distribution"). Immediately after the Distribution, Merger Sub merged with and into SpinCo (the "Merger"), whereby the separate corporate existence of Merger Sub ceased and SpinCo continued as the surviving company and a wholly owned subsidiary of Wabtec (except with respect to shares of SpinCo Class A preferred stock held by GE). In the Merger, subject to adjustment in accordance with the Merger Agreement, each share of SpinCo common stock converted into the right to receive a number of shares of Wabtec common stock based on the common stock exchange ratio set forth in the Merger Agreement and the share of SpinCo Class C preferred stock was converted into the right to receive (a) 10,000 shares of Wabtec convertible preferred stock and (b) a number of shares of Wabtec common stock equal to 9.9% of the fully-diluted pro forma Wabtec shares. Immediately prior to the Merger, Wabtec paid $10.0 million in cash to GE in exchange for all of the shares of SpinCo Class B preferred stock.
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
Total future consideration to be paid by Wabtec to GE includes a fixed payment of $470.0 million, which is directly related to the timing of tax benefits expected to be realized by Wabtec as a result of the acquisition of GE Transportation. This payment is considered contingent consideration because the timing of cash payments to GE is directly related to the future timing of tax benefits received by the Company as a result of the acquisition of GE Transportation. The total value of the consideration paid, and to be paid, by Wabtec in the acquisition transactions is approximately $10.3 billion, including the cash paid for the Direct Sales Assets, equity transferred for SpinCo, contingent consideration, assumed debt and net of cash acquired. The consideration is based on the Company’s closing share price of $73.36 on February 22, 2019 and the fair value of the contingent consideration.
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
The following table summarizes the final fair value of the GE Transportation assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$177.2
Accounts receivable	541.3
Inventories	1,189.7
Other current assets	71.5
Property, plant, and equipment	1,088.6
Goodwill	5,978.0
Trade names	55.0
Customer relationships	550.0
Intellectual property	1,180.0
Backlog	1,450.0
Other noncurrent assets	321.2
Total assets acquired	12,602.5
Liabilities assumed
Current liabilities	1,594.2
Contingent consideration	440.0
Other noncurrent liabilities	661.0
Total liabilities assumed	2,695.2
Net assets acquired	9,907.3
Noncontrolling interest	$88.3
The revisions to the initial estimates were based on information that existed at the date of acquisition. Substantially all of the accounts receivable acquired are expected to be collectible. Trade names, customer relationships, patents and backlog intangible assets are all subject to amortization. Contingent liabilities assumed as part of the transaction were not material. The contingent liabilities are related to legal and tax matters. Contingent liabilities are recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. Included in other noncurrent liabilities are approximately $524.6 million of customer contracts whose terms are unfavorable compared to market terms at the date of consummation of the GE Transportation acquisition.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits, including synergies, and assembled workforce, that are expected to be achieved as a result of the consummation of the acquisition of GE Transportation. A majority of the purchased goodwill is deductible for tax purposes. The goodwill has been allocated to the Freight segment.
Costs related to the acquisition of GE Transportation were approximately $14.0 million for the three months ended March 31, 2020 and are included in selling, general and administrative expenses on the consolidated statements of income.

The Company also made smaller acquisitions not listed above which are individually and collectively immaterial.
The following unaudited pro forma consolidated financial information presents income statement results as if the GET acquisition listed above had occurred on January 1, 2019:

In millions, except per share data	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net sales	$1,929.9	$2,069.2
Gross profit	578.7	454.3
Net income attributable to Wabtec shareholders	111.6	(53.7)
Diluted earnings per share
As Reported	$0.58	$(0.04)
Pro forma	$0.58	$(0.44)

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	March 31, 2020	December 31, 2019
Raw materials	$767.2	$786.4
Work-in-progress	370.0	374.0
Finished goods	648.5	612.7
Total inventories	$1,785.7	$1,773.1

5. INTANGIBLES
The change in the carrying amount of goodwill by segment for the three months ended March 31, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2019	$6,876.6	$1,484.0	$8,360.6
Additions	(3.7)	—	(3.7)
Foreign currency impact	(62.8)	(20.4)	(83.2)
Balance at March 31, 2020	$6,810.1	$1,463.6	$8,273.7
As of March 31, 2020 and December 31, 2019, the Company’s trade names had a net carrying amount of $614.2 million and $623.1 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In millions	March 31, 2020	December 31, 2019

Intellectual property, patents, and other intangibles, net of accumulated amortization of $147.8 and $123.8	$1,083.5	$1,108.9
Backlog, net of accumulated amortization of $119.0 and $92.0	1,312.4	1,342.1
Customer relationships, net of accumulated amortization of $222.2 and $212.9	999.9	1,029.9
Total	$3,395.8	$3,480.9
The weighted average remaining useful life of backlog, intellectual property, customer relationships and other intangibles were 14 years, 13 years, 17 years and 9 years, respectively. Amortization expense for intangible assets was $69.0 million and $27.4 million for the three months ended March 31, 2020 and 2019, respectively.

Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2020	$212.5
2021	277.9
2022	277.5
2023	276.9
2024	267.5

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
The change in the carrying amount of contract assets and contract liabilities for the three months ended March 31, 2020, and 2019 is as follows:

	Contract Assets
In millions	2020	2019
Balance at beginning of year	$623.4	$345.6
Acquisitions	4.1	238.7
Recognized in current year	293.0	188.3
Reclassified to accounts receivable	(282.9)	(197.0)
Foreign currency impact	(8.3)	(0.8)
Balance at March 31	$629.3	$574.8

	Contract Liabilities
In millions	2020	2019
Balance at beginning of year	$799.7	$444.8
Acquisitions	6.9	274.1
Recognized in current year	290.2	205.3
Amounts in beginning balance reclassified to revenue	(317.6)	(204.4)
Current year amounts reclassified to revenue	(11.8)	(6.4)
Foreign currency impact	(6.2)	(0.4)
Balance at March 31	$761.2	$713.0
7. LEASES
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

The components of lease expense are as follows:

	Three Months Ended March 31,
In millions	2020	2019
Operating lease expense	$14.7	$13.4
Finance lease expense amortization of leased assets	0.3	0.3
Short-term and variable lease expense	0.1	0.1
Sublease income	(0.1)	(0.1)
Total	$15.0	$13.7
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases	Finance Leases	Total
Remaining 2020	$41.4	$0.3	$41.7
2021	47.6	0.2	47.8
2022	40.5	0.2	40.7
2023	34.5	0.2	34.7
2024	30.3	0.1	30.4
Thereafter	103.1	0.2	103.3
Total lease payments	297.4	1.2	298.6
Less: Present value discount	(27.9)	—	(27.9)
Present value lease liabilities	$269.5	$1.2	$270.7
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of lease liabilities:

March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	7.7
Finance leases	5.0
Weighted-average discount rate
Operating leases	3.0%
Finance leases	1.3%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective	March 31, 2020		December 31, 2019
In millions	Interest Rate	Book Value	Fair Value [1]	Book Value	Fair Value [1]
Senior Credit Facility:
U.S. dollar-denominated Term Loans, net of unamortized debt issuance costs of $1.0 and $1.1	3.0%	666.5	666.5	684.7	684.7
Multi-Currency Revolving loan facility net of unamortized debt issuance costs of $0.8 and $0.9	2.7%	570.2	570.2	231.5	231.5
Floating Senior Notes, due 2021, net of unamortized debt issuance costs of $1.7 and $2.0	2.3%	498.3	496.4	498.0	500.0
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $0.9 and $0.9	4.5%	249.1	253.4	249.1	263.9
4.15% Senior Notes, due 2024, net of unamortized debt issuance costs of $5.3 and $5.7	4.6%	744.7	713.7	744.3	805.5
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $1.4 and $1.5	3.5%	748.6	673.4	748.5	759.1
4.70% Senior Notes, due 2028, net of unamortized debt issuance costs of $9.0 and $9.2	5.0%	1,241.0	1,114.5	1,240.8	1,378.3
Other Borrowings		29.5	29.5	32.4	32.4
Total		4,747.9	4,517.6	4,429.3	4,655.4
Less - current portion		92.8	92.8	95.7	95.7
Long-term portion		$4,655.1	$4,424.8	$4,333.6	$4,559.7
1. See Note 14 for information on the fair value measurement of the Company's long-term debt.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of March 31, 2020 and December 31, 2019, the Company had total unamortized debt issuance costs of $20.1 million and $21.3 million, respectively.
At March 31, 2020, the weighted average interest rate on the Company’s variable rate debt was 2.7%.
Senior Credit Facility
On June 8, 2018, the Company entered into a credit agreement ("Senior Credit Facility"), which replaced the Company's then-existing credit agreement. The Senior Credit Facility is with a syndicate of lenders and provides for borrowings consisting of (i) term loans denominated in euros and U.S. dollars ("Term Loans"); and (ii) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $1,200.0 million in multi-currency revolving loans (inclusive of swingline loans of up to $75.0 million and letters of credit of up to $450.0 million (the "Revolving Credit Facility")).
The Revolving Facility will mature on June 8, 2023. The following table presents availability under the Revolving Facility:

(in millions)	Multi-currency revolving loan facility
Maximum Availability	$1,200.0
Outstanding Borrowings	570.2
Letters of Credit Under Revolving Facility	32.3
Current Availability	$597.5
Under the Senior Credit Facility, we can elect to receive advances bearing interest based on either the ABR rate or the LIBOR rate (each as defined in the Senior Credit Facility) plus an applicable margin that is determined based on our credit ratings or the Company’s Leverage. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The obligations under the Senior Credit Facility are guaranteed by Wabtec and certain of Wabtec’s U.S. subsidiaries, as guarantors.

The company has agreed that, so long as any lender has any commitment under the Senior Credit Facility, any letter of credit is outstanding under the Senior Credit Facility, or any loan or other obligation is outstanding under the Senior Credit Facility, it will maintain the following as of the end of each fiscal quarter or the period of four quarters then ended:

Interest Coverage Ratio [1]	3.0x
Leverage Ratio [2]	3.25x
1. The interest coverage ratio is defined as EBITDA, as defined in the Senior Credit Facility, to net interest expense for the four quarters then ended.
2. The leverage ratio is defined as net debt as of the last day of such fiscal quarter to EBITDA, as defined in the Senior Credit Facility, for the four quarters then ended. The Leverage Ratio temporarily increases for four quarters following major acquisitions. Subsequent to the GE Transportation acquisition, the leverage ratio is temporarily increased to 3.5x for the first and second quarters of 2020.
The Company was in compliance with all of our covenants in the Senior Credit Facility as of March 31, 2020.
Senior Notes
The "Senior Notes" comprise our Floating Rate Senior Notes due 2021, 4.375% Senior Notes due 2023, 4.15% Senior Notes due 2024, 3.45% Senior Notes due 2026 and 4.70% Senior Notes due 2028. Interest on the floating rate Senior Notes is payable quarterly. Interest is payable semi-annually on all other Senior Notes. The Company may redeem each series of the notes at any time in whole or from time to time in part in accordance with the provisions of the indenture, under which such series of notes was issued. Each of the Senior Notes (other than the floating rate notes) may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The Senior Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company.
The indentures under which the Senior Notes were issued contain covenants and restrictions which limit, subject to certain exceptions, certain sale and leaseback transactions with respect to principal properties, the incurrence of secured debt without equally and ratably securing the Senior Notes, and certain merger and consolidation transactions. The covenants do not require the Company to maintain any financial ratios or specified levels of net worth or liquidity.
The Company is in compliance with the restrictions and covenants in the indentures under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.
Subsequent Events
On April 10, 2020 the Company entered into a new $600 million 364 day credit facility maturing April 2021 with a group of banks which includes a $144.0 million revolving credit facility and a $456.0 million term loan. The agreement calls for interest at either a LIBOR-based rate, or a rate based on the prime lending rate of the agent bank, at the Company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type and substantially similar to our existing senior credit facility.

9. STOCK-BASED COMPENSATION
As of March 31, 2020, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 10, 2027 and provides a maximum of 3,800,000 shares for grants or awards, plus any shares which remain available under the 2000 Plan. The amendment and restatement of the 2011 Plan was approved by stockholders of Wabtec on May 10, 2017. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $7.3 million and $8.5 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $62.0 million.
Stock Options Stock options are granted to eligible employees at an exercise price equivalent to the stock's fair market value, which is the average of the high and low Wabtec stock price on the date of grant. Under the 2011 Plan and the 2000 Plan, options granted prior to 2019 become exercisable over a four-year vesting period, while options granted in 2019 and after become exercisable over a three-year vesting period. Both vesting periods expire 10 years from the date of grant.

The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2019	588,024	$63.36	5.7	$8.5
Granted	131,556	78.33
Exercised	(11,440)	37.84
Canceled	(3,531)	72.64
Outstanding at March 31, 2020	704,609	66.52	6.3	1.8
Exercisable at March 31, 2020	448,375	53.22	5.2	1.8
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Dividend yield	0.60%	0.66%
Risk-free interest rate	1.56%	2.63%
Stock price volatility	27.9%	25.8%
Expected life (years)	5.0	5.0
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of March 31, 2020, the Company estimates that it will achieve 111%, 108% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2020, 2021, and 2022, respectively, and has recorded incentive compensation expense accordingly. If the estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the three months ended March 31, 2020:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	791,031	572,002	$73.64
Granted	189,734	238,277	78.34
Vested	(270,288)	(147,069)	76.89
Adjustment for incentive stock awards expected to vest	—	(6,744)	85.97
Canceled	(14,183)	(5,367)	69.45
Outstanding at March 31, 2020	696,294	651,099	74.12

10. INCOME TAXES
The overall effective tax rate was 25.5% and 127.7% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the effective rate is primarily the result of non-deductible transaction related expenses incurred during the three months ended March 31, 2019 as a result of the GE Transportation acquisition that did not recur in 2020. Additionally, there was a decrease in the estimated liabilities resulting from provisions of the Tax Cuts and Jobs Act.
As of March 31, 2020, the liability for income taxes associated with uncertain tax positions was $17.0 million, of which $17.0 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2019, the liability for income taxes associated with unrecognized tax benefits was $17.2 million, of which $17.2 million, if recognized, would favorably affect the Company's effective tax rate.
The Company includes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2020 and December 31, 2019, the total interest and penalties accrued was approximately $4.0 million.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $7.4 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.
In response to the COVID-19 pandemic, legislation concerning taxes was passed during the three months ended March 31, 2020. While we are continuing to assess the impact of the legislation on our tax planning strategies, we do not expect there to be a material impact to our consolidated financial statements at this time.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,
In millions, except per share data	2020	2019
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$111.6	$(4.5)
Less: dividends declared - common shares and non-vested restricted stock	(23.0)	(11.7)
Undistributed earnings	88.6	(16.2)
Percentage allocated to common shareholders (1)	99.7%	99.7%
	88.3	(16.2)
Add: dividends declared - common shares	22.9	11.6
Numerator for diluted earnings per common share	111.2	(4.6)
Denominator
Denominator for basic earnings per common share - weighted average shares	190.8	121.2
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.6	—
Denominator for diluted earnings per common share adjusted weighted average shares and assumed conversion	191.4	121.2
Net income attributable to Wabtec shareholders per common share
Basic	$0.58	$(0.04)
Diluted	$0.58	$(0.04)

(1) Basic weighted-average common shares outstanding	190.8	121.2
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	191.4	121.6
Percentage allocated to common shareholders	99.7%	99.7%
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
For the three months ended March 31, 2019, basic weighted average shares outstanding and diluted shares outstanding were the same because the effect of assumed conversion of preferred shares and assumed conversion of shares related to stock based compensation plans were anti-dilutive since the Company generated a net loss.

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In millions	2020	2019
Balance at beginning of year	$267.7	$153.7
Acquisitions	4.3	89.9
Warranty expense	22.7	34.6
Warranty claim payments	(34.0)	(27.8)
Foreign currency impact/other	(3.3)	(1.1)
Balance at March 31	$257.4	$249.3

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
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
Foreign Currency Exchange Risk
The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three months ended March 31, 2020 and 2019, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net loss related to these contracts was $1.6 million for the three months ended March 31, 2020. These contracts are scheduled to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of March 31, 2020:

	Fair Value		Gross Notional Amount
In millions	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	$6.4	$4.4	$2,145.2	$292.4
Other current liabilities	(9.3)	—	1,200.9	—
Cross-currency Swaps
Other current liabilities	(4.1)	—	557.1	—
Total	$(7.0)	$4.4	$3,903.2	$292.4

The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedged discussed in the above sections as of December 31, 2019:

	Fair Value		Gross Notional Amount
In millions	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	$11.2	$1.4	$2,429.0	$412.9
Other current liabilities	(9.8)	—	1,184.6	—
Cross-currency Swaps
Other current liabilities	(9.4)	—	560.8	—
Total	$(8.0)	$1.4	$4,174.4	$412.9
Interest Rate Risk
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the three months ended March 31, 2020 the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward contracts and futures to manage its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the three months ended March 31, 2020 the amounts reclassified into income were not material.

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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2020 which are included in other current assets and liabilities on the Consolidated Balance sheet:

		Fair Value Measurements at March 31, 2020 Using
	Total Carrying Value at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2020	(Level 1)	(Level 2)	(Level 3)
Foreign Exchange Contracts
Other current assets	10.8	—	10.8	—
Other current liabilities	9.3	—	9.3	—
Cross-Currency Swap Agreement
Other Current Liabilities	4.1	—	4.1	—
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

The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at March 31, 2020 and December 31, 2019. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy and includes $160.0 million classified as "Other accrued liabilities" on the Company's consolidated balance sheet and $294.7 million in long-term liabilities classified as "Contingent consideration" on the Company's consolidated balance sheet. The fair value approximates the carrying value at March 31, 2020.

15. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in Note 20 therein, filed on February 24, 2020. During the first three months of 2020, there were no material changes to the information described in the Form 10-K related to claims arising from asbestos exposure.
From time to time, the Company is involved in litigation related to claims arising out of the Company's operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property, or other causes of action. Further information and detail on any potentially material litigation is as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in Note 20 therein, filed on February 24, 2020. Except as described below, there have been no material changes to the information described in the Form 10-K related to claims arising from Company's ordinary operations.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed. Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $36.8 million through July 31, 2017 and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system and implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved the modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements; a jury trial is scheduled to begin in May 2020. DTC’s complaint generally supports Xorail’s position and does not name or implicate Xorail; DTC has not updated its notices against Xorail, nor have they filed any formal claim against Xorail.
        On April 3, 2018, the Company and Knorr-Bremse AG entered into a consent decree with the United States Department of Justice resolving allegations that the Company and Knorr-Bremse AG had maintained unlawful agreements not to compete for each other’s employees.  The allegations also related to Faiveley Transport before it was acquired by the Company in November 2016.  No monetary fines or penalties were imposed on the Company.  The Company elected to settle this matter with the Department of Justice to avoid the cost and distraction of litigation. Putative class action lawsuits thereafter were filed in several different federal district courts naming the Company and Knorr as defendants in connection with the allegations contained in the consent decree.  A federal Multi-District Litigation (MDL) Panel consolidated the cases in the Western District of Pennsylvania, and on October 12, 2018, a consolidated class action complaint was filed in the Western District of PA with five named plaintiffs. On August 13, 2019, the Company was notified that co-defendant Knorr-Bremse settled with plaintiffs. On January 21, 2020, following Court-sponsored early mediation, the Company entered into a Memorandum of Understanding with plaintiffs, agreeing to settle all claims in the case. On February 24, 2020, the Company entered into a settlement agreement with plaintiffs agreeing to settle all claims in the case.

16. SEGMENT INFORMATION
Wabtec has two reportable segments—the Freight Segment and the Transit Segment. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type. Initiatives to integrate GE Transportation operations into Wabtec including recent restructuring programs announced in late 2019 resulted in changes to the Company's organizational structure and the financial reporting utilized by the Company's chief operating decision maker to assess performance and allocate resources; as a result, certain asset groups were reorganized from the Freight Segment to the Transit Segment and vice versa. The change in the Company’s reportable segments was effective in the fourth quarter of 2019 and is reflected below in 2020 and through the retrospective revision of 2019 segment information. The Company believes these changes better present Management's new view of the business. The Company’s business segments are:
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
Segment financial information for the three months ended March 31, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,301.0	$628.9	$—	$1,929.9
Intersegment sales/(elimination)	12.5	9.1	(21.6)	—
Total sales	$1,313.5	$638.0	$(21.6)	$1,929.9
Income (loss) from operations	$161.7	$68.6	$(13.0)	$217.3
Interest expense and other, net	—	—	(68.1)	(68.1)
Income (loss) from operations before income taxes	$161.7	$68.6	$(81.1)	$149.2
Segment financial information for the three months ended March 31, 2019 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$915.5	$678.1	$—	$1,593.6
Intersegment sales/(elimination)	15.7	4.1	(19.8)	—
Total sales	$931.2	$682.2	$(19.8)	$1,593.6
Income (loss) from operations	$80.9	$59.9	$(73.5)	$67.3
Interest expense and other, net	—	—	(52.8)	(52.8)
Income (loss) from operations before income taxes	$80.9	$59.9	$(126.3)	$14.5

Sales by product line are as follows:

	Three Months Ended March 31,
In millions	2020	2019
Freight Segment:
Equipment	$408.0	$267.1
Components	220.4	295.2
Digital Electronics	173.6	121.8
Services	499.0	231.4
Total Freight Segment sales	$1,301.0	$915.5

Transit Segment:
Original Equipment Manufacturer	287.0	327.3
Aftermarket	341.9	350.8
Total Transit Segment sales	$628.9	$678.1

17. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The obligations under the Company's Senior Notes and Senior Credit Facility have been fully and unconditionally guaranteed by certain of the Company's U.S. subsidiaries. Each guarantor is 100% owned by the parent company, with the exception of GE Transportation, a Wabtec Company, which has 15,000 shares outstanding of Class A Non-Voting Preferred Stock held by General Electric Company. In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.
Balance Sheet for March 31, 2020:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$14.6	$5.8	$595.5	$—	$615.9
Receivables, net	130.3	316.5	1,225.2	—	1,672.0
Inventories	137.7	759.5	888.5	—	1,785.7
Current assets - other	0.3	29.4	137.8	—	167.5
Total current assets	282.9	1,111.2	2,847.0	—	4,241.1
Property, plant and equipment, net	78.8	68.0	1,476.2	—	1,623.0
Goodwill	527.4	284.2	7,462.1	—	8,273.7
Investment in subsidiaries	15,638.8	6,698.2	—	(22,337.0)	—
Other intangibles, net	36.5	760.2	3,213.3	—	4,010.0
Other long-term assets	103.6	115.9	405.8	—	625.3
Total assets	$16,668.0	$9,037.7	$15,404.4	$(22,337.0)	$18,773.1
Current liabilities	$503.0	$1,042.2	$1,436.4	$—	$2,981.6
Inter-company	1,382.0	(2,763.0)	1,381.0	—	—
Long-term debt	4,643.4	—	11.7	—	4,655.1
Long-term liabilities - other	378.0	128.4	832.3	—	1,338.7
Total liabilities	6,906.4	(1,592.4)	3,661.4	—	8,975.4
Shareholders' equity	9,746.6	10,630.1	11,722.1	(22,337.0)	9,761.8
Non-controlling interest	15.0	—	20.9	—	35.9
Total shareholders' equity	$9,761.6	$10,630.1	$11,743.0	$(22,337.0)	$9,797.7
Total Liabilities and Shareholders' Equity	$16,668.0	$9,037.7	$15,404.4	$(22,337.0)	$18,773.1

Balance Sheet for December 31, 2019:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash and cash equivalents	$24.0	$14.7	$565.5	$—	$604.2
Receivables, net	103.5	298.2	1,262.2	—	1,663.9
Inventories	135.3	763.1	874.7	—	1,773.1
Current assets - other	(0.8)	22.0	129.7	—	150.9
Total current assets	262.0	1,098.0	2,832.1	—	4,192.1
Property, plant and equipment, net	73.2	65.0	1,517.6	—	1,655.8
Goodwill	564.1	283.2	7,513.3	—	8,360.6
Investment in subsidiaries	15,566.2	6,583.9	—	(22,150.1)	—
Other intangibles, net	35.8	731.2	3,337.0	—	4,104.0
Other long-term assets	105.6	116.2	409.9	—	631.7
Total assets	$16,606.9	$8,877.5	$15,609.9	$(22,150.1)	$18,944.2
Current liabilities	$586.0	$1,109.6	$1,562.4	$—	$3,258.0
Inter-company	1,357.6	(2,546.3)	1,188.7	—	—
Long-term debt	4,321.8	—	11.8	—	4,333.6
Long-term liabilities - other	385.0	154.1	819.9	—	1,359.0
Total liabilities	6,650.4	(1,282.6)	3,582.8	—	8,950.6
Shareholders' equity	9,941.5	10,160.1	12,005.0	(22,150.1)	9,956.5
Non-controlling interest	15.0	—	22.1	—	37.1
Total shareholders' equity	$9,956.5	$10,160.1	$12,027.1	$(22,150.1)	$9,993.6
Total Liabilities and Shareholders' Equity	$16,606.9	$8,877.5	$15,609.9	$(22,150.1)	$18,944.2
Income Statement for the Three Months Ended March 31, 2020:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net sales	$168.4	$903.0	$1,365.0	$(506.5)	$1,929.9
Cost of sales	(128.6)	(748.1)	(879.1)	404.6	(1,351.2)
Gross profit	39.8	154.9	485.9	(101.9)	578.7
Total operating expenses	(53.4)	(63.8)	(244.2)	—	(361.4)
Income from operations	(13.6)	91.1	241.7	(101.9)	217.3
Interest (expense) income, net	(51.1)	2.4	(4.6)	—	(53.3)
Other income (expense), net	(32.8)	49.8	(31.8)	—	(14.8)
Equity earnings (loss)	220.7	114.1	—	(334.8)	—
Pretax income (loss)	123.2	257.4	205.3	(436.7)	149.2
Income tax (expense) benefit	(11.7)	22.1	(48.4)	—	(38.0)
Net income (loss)	111.5	279.5	156.9	(436.7)	111.2
Less: Net loss attributable to noncontrolling interest	—	—	0.4	—	0.4
Net income (loss) attributable to Wabtec shareholders	$111.5	$279.5	$157.3	$(436.7)	$111.6

Comprehensive income (loss) attributable to Wabtec shareholders	$111.5	$279.5	$(20.7)	$(436.7)	$(66.4)

Income Statement for the Three Months Ended March 31, 2019:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net sales	$193.1	$128.8	$1,327.2	$(55.5)	$1,593.6
Cost of sales	(157.7)	(82.0)	(998.0)	33.1	(1,204.6)
Gross profit	35.4	46.8	329.2	(22.4)	389.0
Total operating expenses	(97.5)	(15.3)	(208.9)	—	(321.7)
Income from operations	(62.1)	31.5	120.3	(22.4)	67.3
Interest (expense) income, net	(41.6)	3.5	(6.5)	—	(44.6)
Other income (expense), net	20.3	(2.5)	(26.0)	—	(8.2)
Equity earnings (loss)	91.5	79.8	—	(171.3)	—
Pretax income (loss)	8.1	112.3	87.8	(193.7)	14.5
Income tax expense	(12.5)	—	(6.0)	—	(18.5)
Net income	(4.4)	112.3	81.8	(193.7)	(4.0)
Less: Net gain attributable to noncontrolling interest	—	—	(0.5)	—	(0.5)
Net (loss) income attributable to Wabtec shareholders	$(4.4)	$112.3	$81.3	$(193.7)	$(4.5)

Comprehensive income (loss) attributable to Wabtec shareholders	$(4.4)	$112.3	$28.9	$(193.7)	$(56.9)
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2020:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(176.8)	$23.7	$173.1	$(101.9)	$(81.9)
Net cash (used for) provided by investing activities	(8.9)	(6.2)	(47.5)	—	(62.6)
Net cash provided by (used for) financing activities	176.3	(26.4)	(68.3)	101.9	183.5
Effect of changes in currency exchange rates	—	—	(27.3)	—	(27.3)
(Decrease) increase in cash	(9.4)	(8.9)	30.0	—	11.7
Cash, cash equivalents, and restricted cash, beginning of period	24.0	14.7	565.5	—	604.2
Cash and cash equivalents, end of period	$14.6	$5.8	$595.5	$—	$615.9
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2019:

In millions	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash (used for) provided by operating activities	$(118.4)	$24.1	$148.0	$(22.4)	$31.3
Net cash provided by (used for) investing activities	6,898.0	(1.6)	(9,636.0)	—	(2,739.6)
Net cash (used for) provided by financing activities	(8,557.0)	(22.5)	9,440.1	22.4	883.0
Effect of changes in currency exchange rates	—	—	(4.2)	—	(4.2)
(Decrease) increase in cash	(1,777.4)	—	(52.1)	—	(1,829.5)
Cash, cash equivalents, and restricted cash, beginning of period	1,782.7	—	559.7	—	2,342.4
Cash and cash equivalents, end of period	$5.3	$—	$507.6	$—	$512.9

18. OTHER EXPENSE, NET
The components of other expense, net are as follows:

	Three Months Ended March 31,
In millions	2020	2019
Foreign currency loss	$(13.8)	$(12.6)
Equity (expense) income	(0.9)	0.9
Expected return on pension assets/amortization	2.4	3.4
Other miscellaneous (expense) income	(2.5)	0.1
Total other expense, net	$(14.8)	$(8.2)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 24, 2020.
OVERVIEW
Wabtec is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2020, approximately 59% of the Company’s revenues came from customers outside the United States.
COVID-19 Update
On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus, known as COVID-19, as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Our top concern is, and remains, the health and well-being of our employees around the world. To date, COVID-19 has surfaced in nearly all regions around the world and has impacted our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. The outbreak and preventive measures, including temporary plant closures in China, India, Italy and other countries where outbreaks were most prevalent as well as stay at home orders, taken to help curb the spread had an adverse impact on our operations and business results for the first three months of 2020.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations; however, there are numerous uncertainties, including the duration and severity of the pandemic, actions that may be taken by governmental authorities, including preventing or curtailing the operations of our plants, the potential impact on global economic activity, global supply chain operations, our employees, and our customers, supplier and end-markets, and other consequences that could negatively impact our business. As a result of these numerous uncertainties, we are unable to specifically predict the extent and length of time the COVID-19 pandemic will negatively impact our business; however, we do expect COVID-19 to have a materially adverse impact on our operations and business results in 2020 and may lead to reduced demand for our products, reduced cash from operations and a volatile effective tax rate driven by changes in earnings mix across the Company’s different jurisdictions. We continue to work with our employees, customers, and suppliers to navigate the impacts of COVID-19. We also continue to assess possible implications to our business, customers, supply chain and end-markets, and to take actions in an effort to mitigate adverse consequences.
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

According to the 2018 bi-annual edition of a market study by UNIFE, the Association of the European Rail Industry, the accessible global market for railway products and services was more than $100 billion and was expected to grow at a compounded annual growth rate of 2.6% through 2023. It is currently uncertain how the COVID-19 pandemic will negatively impact these annual growth rates. The three largest geographic markets, which represented about 80% of the total accessible market, were Europe, North America and Asia Pacific. UNIFE projected above-average growth rates in North America, Latin America and Africa/Middle East, with Asia Pacific and Europe growing at about the industry average. UNIFE said trends such as urbanization and increasing mobility, deregulation, investments in new technologies, energy and environmental issues, and increasing government support continue to drive investment. The largest product segments of the market were rolling stock, services and infrastructure, which represent almost 90% of the accessible market. UNIFE projected spending on turnkey management projects and infrastructure to grow at above-average rates. UNIFE estimated that the global installed base of diesel and electric locomotives was about 114,800 units, with about 33% in Asia Pacific, about 26% in North America and about 18% in Russia-CIS (Commonwealth of Independent States).  Wabtec estimates that about 2,900 new locomotives were delivered worldwide in 2019. UNIFE estimated the global installed base of freight cars was about 5.1 million, with about 33% in North America, about 26% in Asia Pacific and about 24% in Russia-CIS. Wabtec estimates that about 174,000 new freight cars were delivered worldwide in 2019.  UNIFE estimated the global installed base of passenger transit vehicles to be about 600,000 units, with about 45% in Asia Pacific, about 33% in Europe and about 12% in Russia-CIS. Wabtec estimates that about 35,000 new passenger transit vehicles were ordered worldwide in 2019.
In Europe, the majority of the rail system serves the passenger transit market, which is expected to continue growing as energy and environmental policies encourage continued investment in public mass transit and modal shift from car to rail, albeit this growth may be stunted in the near-term as a result of the COVID-19 outbreak. According to UNIFE, France, Germany and the United Kingdom were the largest Western European transit markets, representing almost two-thirds of industry spending in the European Union. UNIFE projected the accessible Western European rail market to grow at about 2.3% annually, led by investments in new rolling stock in France and Germany. About 75% of freight traffic in Europe is hauled by truck, while rail accounts for about 20%. The largest freight markets in Europe are Germany, Poland and the United Kingdom. In recent years, the European Commission has adopted a series of measures designed to increase the efficiency of the European rail network by standardizing operating rules and certification requirements. UNIFE believes that adoption of these measures should have a positive effect on ridership and investment in public transportation over time.
In North America, railroads carry about 40% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 500 railroads operating in North America, with the largest railroads, referred to as “Class I,” accounting for more than 90% of the industry’s revenues. The railroads carry a wide variety of commodities and goods, including coal, metals, minerals, chemicals, grain, and petroleum. These commodities represent about 50% of total rail carloadings, with intermodal carloads accounting for the rest. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits. Demand for our freight related products and services in North America is driven by a number of factors, including rail traffic, and production of new locomotives and new freight cars. In the U.S., the passenger transit industry is dependent largely on funding from federal, state and local governments, and from fare box revenues. Demand for North American passenger transit products is driven by a number of factors, including government funding, deliveries of new subway cars and buses, and ridership. The U.S. federal government provides money to local transit authorities, primarily to fund the purchase of new equipment and infrastructure for their transit systems. Demand for both our freight and passenger transit products and services in North America may be negatively impacted by the COVID-19 outbreak.
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
Other key geographic markets include Russia-CIS and Africa-Middle East.  With about 1.2 million freight cars and about 20,000 locomotives, Russia-CIS is among the largest freight rail markets in the world, and it’s expected to invest in both freight and transit rolling stock. PRASA, the Passenger Rail Agency of South Africa, is expected to continue to invest in new transit cars and new locomotives. According to UNIFE, emerging markets were expected to grow at above-average rates as global trade led to increased freight volumes and urbanization led to increased demand for efficient mass-transportation systems. It is currently uncertain as to how the COVID-19 outbreak will impact the expected growth in these emerging markets especially in the near-term. As this growth occurs, Wabtec expects to have additional opportunities to provide products and services in these markets.
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
In 2020 and beyond, general global economic and market conditions will have an impact on our sales and operations. The COVID-19 pandemic has increased the uncertainty around global economic and market conditions. To the extent that these factors cause instability of capital markets, shortages of raw materials or component parts, longer sales cycles, deferral or delay of customer orders or an inability to market our products effectively, our business and results of operations could be materially adversely affected. In addition, we face risks associated with our growth strategy including the level of investment that customers are willing to make in new technologies developed by the industry and the Company, and risks inherent in global expansion. When necessary, we will modify our financial and operating strategies to address changes in market conditions and risks.
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
As part of the Merger, certain assets of GE Transportation, including the equity interests of certain pre-Transaction subsidiaries of GE that composed part of GE Transportation, were sold to Direct Sale Purchaser for a cash payment of $2.875 billion, and Direct Sale Purchaser assumed certain liabilities of GE Transportation in connection with this purchase (the "Direct Sale"). Thereafter, GE transferred the SpinCo business to SpinCo and its subsidiaries (to the extent not already held by SpinCo and its subsidiaries), and SpinCo issued to GE shares of SpinCo Class A preferred stock, SpinCo Class B preferred stock, SpinCo Class C preferred stock and additional shares of SpinCo common stock. Following this issuance of additional SpinCo common stock to GE, and immediately prior to the Distribution (as defined below), GE owned 8,700,000,000 shares of SpinCo common stock, 15,000 shares of SpinCo Class A preferred stock, 10,000 shares of SpinCo Class B preferred stock and one share of SpinCo Class C preferred stock, which constituted all of the outstanding stock of SpinCo.
Following the Direct Sale, GE distributed the distribution shares of SpinCo in a spin-off transaction to its stockholders (the "Distribution"). Immediately after the Distribution, Merger Sub merged with and into SpinCo (the "Merger"), whereby the separate corporate existence of Merger Sub ceased and SpinCo continued as the surviving company and a wholly owned subsidiary of Wabtec (except with respect to shares of SpinCo Class A preferred stock held by GE). In the Merger, subject to adjustment in accordance with the Merger Agreement, each share of SpinCo common stock converted into the right to receive a number of shares of Wabtec common stock based on the common stock exchange ratio set forth in the Merger Agreement and the share of SpinCo Class C preferred stock was converted into the right to receive (a) 10,000 shares of Wabtec convertible preferred stock and (b) a number of shares of Wabtec common stock equal to 9.9% of the fully-diluted pro forma Wabtec shares. Immediately prior to the Merger, Wabtec paid $10.0 million in cash to GE in exchange for all of the shares of SpinCo Class B preferred stock.
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
Total future consideration to be paid by Wabtec to GE includes a fixed payment of $470.0 million, which is directly related to the timing of tax benefits expected to be realized by Wabtec as a result of the acquisition of GE Transportation. This payment is considered contingent consideration because the timing of cash payments to GE is directly related to the future timing of tax benefits received by the Company as a result of the acquisition of GE Transportation. The total value of the consideration paid, and to be paid, by Wabtec in the acquisition transaction is approximately $10.3 billion, including the cash paid for the Direct Sales Assets, equity transferred for SpinCo, contingent consideration, assumed debt and net of cash acquired. The estimated consideration is based on the Company’s closing share price of $73.36 on February 22, 2019 and the fair value of the contingent consideration.

RESULTS OF OPERATIONS
Consolidated Results
FIRST QUARTER 2020 COMPARED TO FIRST QUARTER 2019
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2020	2019	Percent Change
Net sales:
Sales of goods	$1,590.8	$1,434.5	10.9%
Sales of services	339.1	159.1	113.1%
Total net sales	1,929.9	1,593.6	21.1%
Cost of sales:
Cost of goods	(1,155.9)	(1,073.6)	7.7%
Cost of services	(195.3)	(131.0)	49.1%
Total cost of sales	(1,351.2)	(1,204.6)	12.2%
Gross profit	578.7	389.0	48.8%
Operating expenses:
Selling, general and administrative expenses	(243.4)	(259.8)	(6.3)%
Engineering expenses	(49.0)	(34.5)	42.0%
Amortization expense	(69.0)	(27.4)	151.8%
Total operating expenses	(361.4)	(321.7)	12.3%
Income from operations	217.3	67.3	222.9%
Other income and expenses:
Interest expense, net	(53.3)	(44.6)	19.5%
Other expense, net	(14.8)	(8.2)	80.5%
Income from operations before income taxes	149.2	14.5	929.0%
Income tax expense	(38.0)	(18.5)	105.4%
Net income (loss)	111.2	(4.0)	n/m*
Less: Net loss (gain) attributable to noncontrolling interest	0.4	(0.5)	n/m
Net income (loss) attributable to Wabtec shareholders	111.6	(4.5)	n/m

* n/m - not meaningful
Segment change
The Company has two reportable segments - the Freight Segment and the Transit Segment. Initiatives to integrate GE Transportation operations into Wabtec including recent restructuring programs announced in late 2019 resulted in changes to the Company's organizational structure and the financial reporting utilized by the Company's chief operating decision maker to assess performance and allocate resources; as a result, certain asset groups were reorganized from the Freight Segment to the Transit Segment and vice versa. The change in the Company's reportable segments was effective in the fourth quarter of 2019 and is reflected below in 2020 and through the retrospective revision of 2019 segment information. The Company believes these changes better present management's new view of the business.

The following table shows the major components of the change in sales in the first quarter of 2020 from the first quarter of 2019:

In millions	Freight Segment	Transit Segment	Total
First Quarter 2019 Net Sales	$915.5	$678.1	$1,593.6
Acquisitions	506.4	3.0	509.4
Foreign Exchange	(13.4)	(18.0)	(31.4)
Organic	(107.5)	(34.2)	(141.7)
First Quarter 2020 Net Sales	$1,301.0	$628.9	$1,929.9
Results of operations were negatively impacted during the first quarter, particularly in the latter portion of the quarter, as a result of the COVID-19 pandemic. Management’s discussion below includes analysis as to the impact of the COVID-19 pandemic where it could be explicitly identified; however, in many instances it is difficult to quantify with a high level of certainty the negative impact the COVID-19 pandemic had on our net sales, cost of goods, operating expenses, interest expense, and income tax expense. On a consolidated basis, the Company estimates the impact of the COVID-19 pandemic on sales and operating income was approximately $40 million and $15 million in the first quarter of 2020.
Net sales
Net sales for the three months ended March 31, 2020 increased by $0.3 billion, or 21.1%, to $1.9 billion. The increase is primarily due to sales from acquisitions of $0.5 billion, mainly, the acquisition of GE Transportation. This increase is partially offset by an organic decrease of $108 million in the Freight Segment, primarily in Components due to a lower number of carbuilds in the first quarter of 2020 and in Equipment due to the timing of locomotive deliveries. The Transit Segment experienced an organic decrease in sales of $34 million, primarily due to COVID-19 related production delays, partially offset by increased sales for brake products. Unfavorable changes in foreign currency exchange rates reduced net sales by $31 million.
Cost of sales
Cost of sales increased by $147 million to $1.4 billion in 2020 compared to $1.2 billion in 2019. The increase is primarily due to $355 million of incremental cost of sales from acquisitions, mainly from the acquisition of GE Transportation. This increase is partially offset by an organic sales decrease and an $80 million non-recurring charge related to purchase price accounting for the step-up of GE Transportation inventory that occurred in the first quarter of 2019. Excluding the $80 million non-recurring charge, cost of sales as a percentage of sales was 70.0% in 2020 and 70.6% in 2019, representing a 0.6% improvement. The improvement as a percentage of sales can be attributed to a mix shift towards higher margin Freight Segment sales and improved Transit operations.
Operating expenses
Total operating expenses increased $40 million to 18.7% of sales in the first quarter of 2020 compared to 20.2% during the first quarter of 2019. Selling, general, and administrative expenses decreased $16 million or 6.3%, primarily due to a decrease of $43 million in reduced GE Transportation transaction and restructuring costs and a $21 million decrease driven by reduced employee benefit costs and synergy savings, partially offset by $54 million of incremental expense from acquisitions. In the first quarter of 2020, selling, general, and administrative expenses included $16 million of GE Transportation transaction and restructuring costs compared to $59 million of transaction and restructuring costs in the first quarter of 2019. Engineering expense increased $15 million and amortization expense increased $42 million due to incremental expense from the GE Transportation acquisition.
Interest expense, net
Interest expense, net, increased $9 million in the first quarter of 2020 over the same period in 2019 attributable to higher overall average debt balances in 2020, related to the acquisition of GE Transportation.
Other expense, net
Other expense, net, was $14.8 million in the first quarter of 2020 compared to $8.2 million in the same period of 2019, primarily driven by foreign exchange losses.
Income taxes
The effective income tax rate was 25.5% and 127.7% for the first quarter of 2020 and 2019, respectively. The decrease in the effective rate is primarily the result of non-deductible transaction related expenses incurred during the three months ended March 31, 2019 as a result of the GE Transportation acquisition that did not recur in 2020.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended March 31,
In millions	2020	2019	Percent Change
Net sales:
Sales of goods	$970.6	$765.7	26.8%
Sales of services	330.4	149.8	120.6%
Total net sales	1,301.0	915.5	42.1%
Cost of sales:
Cost of goods	(711.2)	(577.2)	23.2%
Cost of services	(188.2)	(123.3)	52.6%
Total cost of sales	(899.4)	(700.5)	28.4%

Gross profit	401.6	215.0	86.8%

Operating expenses	(239.9)	(134.1)	78.9%

Income from operations ($)	161.7	80.9	99.9%
Income from operations (%)	12.4%	8.8%
The following table shows the major components of the change in net sales for the Freight Segment in 2020 from 2019:

In millions
2019 Net Sales	$915.5
Acquisitions	506.4
Change in Sales by Product Line:
Equipment	(51.3)
Components	(75.1)
Digital Electronics	8.3
Services	10.6
Foreign Exchange	(13.4)
2020 Net Sales	$1,301.0
Net sales
Freight Segment sales increased by $0.4 billion, or 42.1%, to $1.3 billion, due to $0.5 billion of incremental sales from acquisitions, primarily GE Transportation. This increase was partially offset by lower net sales in Components due to a lower number of carbuilds in the first quarter of 2020 and in Equipment due to the timing of locomotive deliveries. Unfavorable foreign currency exchange rates decreased sales by $13 million.
Cost of sales
Freight Segment cost of sales increased by $199 million to $0.9 billion in 2020. The increase is primarily due to $352 million of incremental cost of sales from acquisitions, mainly from the acquisition of GE Transportation. This increase in cost of sales is partially offset by an organic sales decrease and an $80 million non-recurring charge related to purchase price accounting for the step-up of GE Transportation inventory that occurred in the first quarter of 2019. Excluding the $80 million charge related to the step-up of GE Transportation inventory, cost of sales as a percentage of sales was 67.8%, compared to 69.1% in the current quarter. The increase as a percentage of sales is attributable to an unfavorable product mix and locomotive delivery timing.
Operating expenses
Freight Segment operating expenses increased $106 million, or 78.9%, in 2020 to 18.4% of sales. Selling, general, and administrative expenses increased $49 million due to $54 million in incremental expense from acquisitions, primarily GE Transportation, partially offset by lower employee benefit costs and synergy savings. In the first quarter of 2020, selling, general, and administrative expenses included $14 million of costs related to the GE Transportation transaction and restructuring costs compared to $5 million of transaction and restructuring costs in the first quarter of 2019. Engineering expense increased $15 million and amortization expense increased $42 million, both due to the acquisition of GE Transportation.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended March 31,
In millions	2020	2019	Percent Change
Net sales	$628.9	$678.1	(7.3)%
Cost of sales	(451.8)	(504.1)	(10.4)%
Gross profit	177.1	174.0	1.8%

Operating expenses	(108.5)	(114.1)	(4.9)%

Income from operations ($)	68.6	59.9	14.5%
Income from operations (%)	10.9%	8.8%
The following table shows the major components of the change in net sales for the Transit Segment in 2020 from 2019:

In millions
2019 Net Sales	$678.1
Acquisitions	3.0
Change in Sales by Product Line:
OEM	(31.9)
Aftermarket	(2.3)
Foreign Exchange	(18.0)
2020 Net Sales	$628.9
Net sales
Transit Segment sales decreased by $49 million, or 7.3% primarily due to the timing of original equipment project deliveries for HVAC, door, and brake and coupler systems compared to the prior year and due to the effect of the COVID-19 pandemic on operations, particularly in China and Europe. Unfavorable foreign currency exchange rate changes decreased net sales by $18 million.
Cost of sales
Transit Segment cost of sales decreased by $52 million to $452 million in the first quarter of 2020. In 2020, cost of sales as a percentage of sales was 71.8% compared to 74.3% in 2019. The decrease as a percentage of sales can be attributed to a favorable product mix shift towards more aftermarket spares which typically carry a higher margin and certain discrete project adjustments in 2019 that did not recur.
Operating expenses
Transit Segment operating expenses decreased $6 million to $109 million, or 4.9%, in the first quarter of 2020 and increased 50 basis points to 17.3% as a percentage of sales compared to the same period in 2019. Selling, general, and administrative expenses decreased $5 million in 2020, consisting of a $3 million organic decrease and a $2 million decrease due to foreign currency exchange rate changes. Engineering expense and amortization expense remained consistent year over year.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three Months Ended March 31,
In millions	2020	2019
Cash (used for) provided by:
Operating activities	$(81.9)	$31.3
Investing activities	(62.6)	(2,739.6)
Financing activities	183.5	883.0
Increase (decrease) in cash and restricted cash	$11.7	$(1,829.5)
Operating activities In the first three months of 2020, cash used for operations was $82 million compared to cash provided by operations of $31 million in the first three months of 2019. The major components of the decrease in operational cash flow were as follows: an unfavorable change in other assets and liabilities of $188 million primarily due to the timing of payments related to accrued expenses and costs related to the GE Transportation acquisition, an unfavorable change in inventories of $99 million due to the liquidation of acquired inventory related to the acquisition of GE Transportation that occurred in the prior year. These changes were offset by a favorable change in net income of $115.2 million, a favorable change in depreciation and amortization of $60 million, and a favorable change in accounts payable of $56 million due to the timing of payments to suppliers.
Investing activities In the first three months of 2020 and 2019, cash used for investing activities was $63 million and $2.7 billion, respectively. The major components of the cash outflow in 2020 were $36 million in net cash paid for acquisitions, and $33 million in additions to property, plant and equipment for investments in our facilities and manufacturing processes. This compares to $2.7 billion in net cash paid for acquisitions and $30 million in property, plant, and equipment for additions in the first three months of 2019. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first three months of 2020, cash provided by financing activities was $184 million which included $982 million in proceeds from the Revolving Facility, $664 million in repayments of debt on the Revolving Facility, $105 million in stock repurchases and $23 million of dividend payments. In the first three months of 2019, cash provided by financing activities was $883 million, which included $1.7 billion in proceeds from the Revolving Facility, $838 million in repayments of debt on the Revolving Facility, and $12 million of dividend payments.
Although the COVID-19 pandemic did not have a materially adverse impact on cash from operating activities for the three months ended March 31, 2020, management expects the COVID-19 pandemic to negatively impact cash from operations for the remainder of 2020. The extent and length of time in which the Company’s cash from operations will be negatively impacted is uncertain. Because of this uncertainty, the Company has taken prudent measures to decrease cash used for investing activities for the remainder of 2020. Additionally, in April of 2020, the Company implemented the new debt arrangement described below as part of its liquidity planning. This facility further strengthens our liquidity position as we address the impacts of the COVID-19 pandemic. Management continues to monitor the rapidly evolving situation and will periodically reassess and adjust the Company’s cash management strategy as circumstances dictate.
On April 10, 2020 the Company entered into a new $600 million 364 day credit facility maturing April 2021 with a group of banks which includes a $144 million revolving credit facility and a $456 million term loan. The agreement calls for interest at either a LIBOR-based rate, or a rate based on the prime lending rate of the agent bank, at the Company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type and substantially similar to the Senior Credit Facility.
Debt
Additional information with respect to Senior Notes and long-term debt is included in Note 8 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this report and incorporated by reference herein.
Company Stock Repurchase Plan
On February 7, 2020, the Board of Directors amended its stock repurchase authorization to $500 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $138 million remained. During the first three months of 2020, the Company purchased 1.6 million shares for $105 million, leaving $395 million remaining under the authorization. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility, as well as the Senior Notes currently outstanding. Subsequent to the end of the first quarter of fiscal 2020, to enhance our liquidity position in response to COVID-19, management elected to temporarily suspend share repurchases under our existing stock repurchase program. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
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
•supply disruptions;
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
•completion and integration of acquisitions, including the acquisition of Faiveley Transport and the GE Transportation Business; or
•the development and use of new technology;
Competitive factors
•the actions of competitors; or
•the outcome of negotiations with partners, suppliers, customers or others;
Political/governmental factors
•political stability in relevant areas of the world;
•future regulation/deregulation of our customers and/or the rail industry;
•levels of governmental funding on transit projects, including for some of our customers;

•political developments and laws and regulations, including those related to Positive Train Control; or
•federal and state income tax legislation; or
•the outcome of negotiations with governments.
COVID-19 factors
•the severity and duration of the pandemic
•deterioration of general economic conditions;
•shutdown of one or more of our operating facilities;
•supply chain and sourcing disruptions;
•ability of our customers to pay timely for goods and services delivered;
•health of our employees;
•ability to retain and recruit talented employees; or
•difficulty in obtaining debt or equity financing.
Statements in this Quarterly Report on Form 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies
A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no other significant changes in accounting policies since December 31, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect interest expense associated with its variable-rate debt and refinancing or issuance of incremental fixed rate debt. The Company’s variable rate debt represents 37% and 32% of total long-term debt at March 31, 2020 and December 31, 2019, respectively. Refer to Note 8 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first three months of 2020, approximately 41% of Wabtec’s net sales were to customers in the United States, 9% in Egypt, 6% in India, 5% in Canada, 4% in Germany, 4% in Australia, 4% in the United Kingdom, and 27% in other international locations. To mitigate the impact of changes in foreign currency exchange rates on earnings and cash flows, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4. CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2020. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The business combination of Wabtec and GE Transportation, which was completed on February 25, 2019, resulted in a material change in the combined company's internal controls over financial reporting. The Company is continuing the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of the combined company. Management believes the control design and implementation thereof are being appropriately modified to address the underlying risks and will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Additional information with respect to legal proceedings is included in Note 15 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this report and incorporate by reference herein.
Item 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the risk factors below.
The extent to which the COVID-19 pandemic and resulting deterioration of general economic conditions adversely impact our business and results of operations will depend on future developments, which are difficult to predict.
The COVID-19 pandemic and government actions to contain it have weighed heavily on global and national economic conditions, have significantly increased economic uncertainty, and have reduced economic activity. The extent of the resulting impact on our business and results of operations will depend, among other things, on the duration and severity of the pandemic, the nature and scope of government actions to contain it, and the potential impact on global and national economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges). Governments around the world have taken steps to mitigate some of the more severe anticipated economic effects, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
The COVID-19 pandemic has resulted in operational and supply chain disruptions for us and our customers and is likely to further adversely affect operations and the operations of our customers and suppliers. Accordingly, our results of operations were negatively impacted during the first quarter—particularly in the latter portion of the quarter, and we expect the COVID-19 pandemic to have a materially adverse impact on our operations and business results in 2020. In addition, the spread of COVID-19 has caused us to modify our business practices and to implement significant proactive measures to protect the health and safety of employees, and we may take further actions as may be required by government authorities or as we determine are appropriate under the circumstances. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.
The COVID-19 pandemic and related volatility in financial markets and deterioration of national and global economic conditions could affect our business and operations in a variety of ways. For example, we could experience operational disruptions and financial losses as a result of the following:
•a significant percentage of our workforce being unable to work, including because of illness or travel or government restrictions in connection with COVID-19, including stay at home orders;
•a decrease in demand for our products as a result of COVID-19 and cost control measures implemented by our customers;
•delays in orders or delivery of orders, which will negatively impact our cash conversion cycle and ability to convert our backlog into cash;
•inability to collect full or partial payments from customers due to deterioration in customer liquidity, including customer bankruptcies;
•a shutdown of one or multiple of our manufacturing facilities due to government restrictions or illness in connection with COVID-19;
•dislocations in the capital markets, which may make it more costly or difficult for us to obtain debt or equity financing, including to refinance our existing debt, or investment opportunities, in each case on terms and within time periods acceptable to us.
The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the pandemic, the nature and scope of government actions to contain the pandemic or address its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, we cannot predict the impact that the COVID-19 pandemic will have on our customers, suppliers and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. Adverse consequences of, and conditions resulting from, the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
Disruption of our supply chain could have an adverse impact on our business, financial condition, and results of operations.
Our ability to make, move, and sell our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of disruptions, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results.
Due to the impacts of the COVID-19 pandemic and the global government actions to contain it, some of our supply chains, particularly in China, India and Europe, have been, and continue to be, impacted. There can be no assurance that there will not be further, or deeper, supply chain disruptions, or that the steps we are taking to mitigate such disruptions will be effective or achieve their desired results in a timely fashion.
In addition, disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and results of operations.
We rely on our management team and other key personnel.
We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team, and other key employees. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel. Any such loss or failure could adversely affect our product sales, financial condition, and operating results.
If we lose key personnel, because they terminate their employment or retire, or as a result of illness, disability or death, or if an insufficient number of employees is retained to maintain effective operations, our business activities may be adversely affected and our management team's attention may be diverted. In addition, we may not be able to locate suitable replacements for any key personnel that we lose, or we may not be able to hire potential replacements on reasonable terms, all of which could adversely affect our product sales, financial condition, and operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2020:

Issuer Purchases of Common Stock
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 2020	—	$—	—	$500,000,000
February 2020	—	$—	—	$500,000,000
March 2020	1,623,800	$64.80	1,623,800	$394,746,349
Total quarter ended March 31, 2020	1,623,800	$64.80	1,623,800	$394,746,349
(1) On February 7, 2020, the Board of Directors amended its stock repurchase authorization to $500 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million, of which $137.8 million remained. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility, as well as the Senior Notes currently outstanding. Subsequent to the end of the first quarter of fiscal 2020, to enhance our liquidity position in response to COVID-19, management elected to temporarily suspend share repurchases under our existing stock repurchase program. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.

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

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	May 6, 2020