Form 10-Q
period 2020-06-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2020-07-29
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of July 23, 2020, there were 190,299,552 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
June 30, 2020
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$587.9	$604.2
Accounts receivable	964.4	1,149.9
Unbilled accounts receivables	445.9	514.0
Inventories	1,799.5	1,773.1
Other current assets	172.0	150.9
Total current assets	3,969.7	4,192.1
Property, plant and equipment	2,240.5	2,216.0
Accumulated depreciation	(628.1)	(560.2)
Property, plant and equipment, net	1,612.4	1,655.8
Other Assets
Goodwill	8,309.9	8,360.6
Other intangibles, net	3,935.4	4,104.0
Other noncurrent assets	638.0	631.7
Total other assets	12,883.3	13,096.3
Total Assets	$18,465.4	$18,944.2
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,006.0	$1,157.5
Customer deposits	619.5	604.2
Accrued compensation	231.1	343.8
Accrued warranty	216.8	226.5
Current portion of long-term debt	697.1	95.7
Other accrued liabilities	712.7	830.3
Total current liabilities	3,483.2	3,258.0
Long-term debt	3,768.7	4,333.6
Accrued postretirement and pension benefits	106.6	113.0
Deferred income taxes	155.6	145.3
Contingent consideration	297.6	291.8
Other long term liabilities	773.1	808.9
Total Liabilities	8,584.8	8,950.6
Commitments and contingencies (Note 15)
Equity
Convertible preferred stock, $.01 par value; 1.0 shares authorized, no shares issued and outstanding, at June 30, 2020 and December 31, 2019	—	—
Common stock, $.01 par value; 500.0 shares authorized: 226.9 and 226.9 shares issued and 190.3 and 191.7 outstanding at June 30, 2020 and December 31, 2019, respectively	2.0	2.0
Additional paid-in capital	7,871.7	7,877.2
Treasury stock, at cost, 36.6 and 35.2 shares, at June 30, 2020 and December 31, 2019, respectively	(909.3)	(807.1)
Retained earnings	3,419.0	3,267.0
Accumulated other comprehensive loss	(537.8)	(382.6)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	9,845.6	9,956.5
Noncontrolling interest	35.0	37.1
Total Equity	9,880.6	9,993.6
Total Liabilities and Equity	$18,465.4	$18,944.2
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2020	2019	2020	2019

Net sales:
Sales of goods	$1,406.1	$1,892.5	$2,996.9	$3,327.0
Sales of services	331.3	343.8	670.4	502.9
Total net sales	1,737.4	2,236.3	3,667.3	3,829.9
Cost of sales:
Cost of goods	(1,061.3)	(1,377.7)	(2,217.2)	(2,451.3)
Cost of services	(189.4)	(243.9)	(384.7)	(374.9)
Total cost of sales	(1,250.7)	(1,621.6)	(2,601.9)	(2,826.2)
Gross profit	486.7	614.7	1,065.4	1,003.7
Operating expenses:
Selling, general and administrative expenses	(216.8)	(290.9)	(460.2)	(550.7)
Engineering expenses	(38.2)	(57.2)	(87.2)	(91.7)
Amortization expense	(72.3)	(66.0)	(141.3)	(93.4)
Total operating expenses	(327.3)	(414.1)	(688.7)	(735.8)
Income from operations	159.4	200.6	376.7	267.9
Other income and expenses:
Interest expense, net	(51.4)	(58.5)	(104.7)	(103.0)
Other income (expense), net	6.3	2.1	(8.5)	(6.1)
Income from operations before income taxes	114.3	144.2	263.5	158.8
Income tax expense	(28.5)	(41.5)	(66.5)	(60.0)
Net income	85.8	102.7	197.0	98.8
Less: Net loss attributable to noncontrolling interest	1.0	1.4	1.4	0.9
Net income attributable to Wabtec shareholders	86.8	104.1	198.4	99.7

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.46	$0.58	$1.04	$0.66
Diluted
Net income attributable to Wabtec shareholders	$0.46	$0.54	$1.04	$0.61

Weighted average shares outstanding
Basic	189.8	177.3	190.3	149.6
Diluted	190.2	191.5	190.8	162.2

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019

Net income attributable to Wabtec shareholders	$86.8	$104.1	$198.4	$99.7
Foreign currency translation gain (loss)	29.2	18.8	(152.2)	(27.7)
Unrealized loss on derivative contracts	(9.1)	—	(1.0)	(4.1)
Unrealized gain (loss) on pension benefit plans and post-retirement benefit plans	0.7	1.3	(2.9)	(2.3)
Other comprehensive income (loss) before tax	20.8	20.1	(156.1)	(34.1)
Income tax benefit (expense) related to components of other comprehensive income	2.0	(0.3)	0.9	1.5
Other comprehensive income (loss), net of tax	22.8	19.8	(155.2)	(32.6)
Comprehensive income attributable to Wabtec shareholders	$109.6	$123.9	$43.2	$67.1

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended June 30,
In millions, except per share data	2020	2019

Operating Activities
Net income	$197.0	$98.8
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	233.7	165.1
Stock-based compensation expense	5.7	23.9
Below market intangible amortization	(55.4)	(9.4)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	246.1	(35.7)
Inventories	(30.3)	147.4
Accounts payable	(148.5)	(71.9)
Accrued income taxes	5.1	21.4
Accrued liabilities and customer deposits	(99.3)	24.2
Other assets and liabilities	(125.5)	80.0
Net cash provided by operating activities	228.6	443.8
Investing Activities
Purchase of property, plant and equipment	(67.6)	(61.9)
Proceeds from disposal of property, plant and equipment	9.7	3.1
Acquisitions of businesses, net of cash acquired	(40.3)	(2,981.6)
Net cash used for investing activities	(98.2)	(3,040.4)
Financing Activities
Proceeds from debt	2,093.0	2,325.9
Payments of debt	(2,059.3)	(1,552.1)
Repurchase of stock	(105.3)	—
Cash dividends	(46.4)	(34.3)
Payment of contingent consideration on acquisitions	—	(10.1)
Other financing activities	(5.5)	(3.3)
Net cash (used for) provided by financing activities	(123.5)	726.1
Effect of changes in currency exchange rates	(23.2)	(10.6)
Decrease in cash	(16.3)	(1,881.1)
Cash, cash equivalents, and restricted cash, beginning of period	604.2	2,342.4
Cash and cash equivalents, end of period	$587.9	$461.3

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Treasury Stock	Treasury Stock	Retained	Accumulated Other	Non-controlling
In millions,	Shares	Amount	Capital	Shares	Amount	Earnings	Comprehensive Loss	Interest	Total
Balance, December 31, 2019	226.9	$2.0	$7,877.2	(35.3)	$(807.1)	$3,267.0	$(382.6)	$37.1	$9,993.6
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.0)	—	—	(23.0)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(7.9)	0.2	2.2	—	—	—	(5.7)
Stock based compensation	—	—	10.0	—	—	—	—	—	10.0
Net income (loss)	—	—	—	—	—	111.6	—	(0.4)	111.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(178.0)	—	(178.0)
Stock repurchase	—	—	—	(1.6)	(105.3)	—	—	—	(105.3)
Other owner changes	—	—	(4.3)	—	—	—	—	(0.8)	(5.1)
Balance, March 31, 2020	226.9	$2.0	$7,875.0	(36.7)	$(910.2)	$3,355.6	$(560.6)	$35.9	$9,797.7
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.4)	—	—	(23.4)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(0.6)	0.1	0.9	—	—	—	0.3
Stock based compensation	—	—	(2.7)	—	—	—	—	—	(2.7)
Net income (loss)	—	—	—	—	—	86.8	—	(1.0)	85.8
Other comprehensive income, net of tax	—	—	—	—	—	—	22.8	—	22.8
Other owner changes	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2020	226.9	$2.0	$7,871.7	(36.6)	$(909.3)	$3,419.0	$(537.8)	$35.0	$9,880.6

Balance, December 31, 2018	132.3	$1.3	$914.6	(35.7)	$(816.1)	$3,022.0	$(256.6)	$3.9	$2,869.1
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(11.7)	—	—	(11.7)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(14.4)	0.4	8.9	—	—	—	(5.5)
Stock based compensation	—	—	8.5	—	—	—	—	—	8.5
Net (loss) income	—	—	—	—	—	(4.5)	—	0.5	(4.0)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(52.4)	—	(52.4)
Acquisitions, net	65.8	0.7	6,887.6	—	—	—	—	86.7	6,975.0
Other owner changes	—	—	—	—	—	—	—	1.4	1.4
Balance, March 31, 2019	198.1	$2.0	$7,796.3	$(35.3)	$(807.2)	$3,005.8	$(309.0)	$92.5	$9,780.4
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(22.6)	—	—	(22.6)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(4.6)	0.1	1.6	—	—	—	(3.0)
Stock based compensation	—	—	15.4	—	—	—	—	—	15.4
Net income (loss)	—	—	—	—	—	104.1	—	(1.4)	102.7
Other comprehensive income, net of tax	—	—	—	—	—	—	19.8	—	19.8
Acquisitions, net	—	—	—	—	—	—	—	(56.2)	(56.2)
Other owner changes	25.3	—	—	—	—	—	—	(1.6)	(1.6)
Balance, June 30, 2019	223.4	$2.0	$7,807.1	$(35.2)	$(805.6)	$3,087.3	$(289.2)	$33.3	$9,834.9

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2020, approximately 56% of the Company’s revenues came from customers outside the United States.
On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus, known as COVID-19, as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Our top concern is, and remains, the health and well-being of our employees around the world. To date, COVID-19 has surfaced in nearly all regions around the world and has impacted our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. The outbreak and preventive measures taken to help curb the spread, including temporary plant closures in China, India, Italy and other countries where outbreaks and stay-at-home orders were most prevalent, had an adverse impact on our operations and business results for the first six months of 2020.

2. ACCOUNTING POLICIES
Basis of Presentation The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and the rules and regulations of the Securities and Exchange Commission and include the accounts of Wabtec and its subsidiaries in which Wabtec has a controlling interest. These condensed consolidated interim financial statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year particularly in light of the rapidly evolving COVID-19 pandemic that is impacting our sales channels, supply chain, manufacturing operations, workforce, or other key aspects of our operations and the high degree of uncertainty regarding the pandemic's duration and severity, actions to control it, and the potential impact on global economic activity, global supply chain operations and our customers, suppliers, and end-markets.
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
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled Accounts Receivable” while the noncurrent contract assets are classified as other assets under the caption "Other Noncurrent Assets" on the consolidated balance sheet. Noncurrent contract assets were $108.1 million at June 30, 2020 and $109.4 million at December 31, 2019, respectively. Included in noncurrent contract assets are certain costs that are specifically related to a contract, however, do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer Deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other Long-Term Liabilities" on the consolidated balance sheet. Noncurrent contract liabilities were $61.3 million at June 30, 2020 and $77.0 million at December 31, 2019. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $96.7 million and $118.5 million at June 30, 2020 and December 31, 2019, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other Accrued Liabilities” on the consolidated balance sheet.
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
Remaining performance obligations represent the transaction price of firm customer orders subject to standard industry cancellation provisions and substantial scope-of-work adjustments. As of June 30, 2020, the Company's remaining performance obligations were $20.5 billion. The Company expects to recognize revenue of approximately 25% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Revolving Receivables Program In May 2020, the Company entered into a revolving agreement to transfer up to $150.0 million of certain receivables of certain subsidiaries of the Company (the "Originators") through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). Our bankruptcy-remote subsidiary holds additional receivables of $164.7 million at June 30, 2020 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at June 30, 2020 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations under the revolving agreement. None of the Company, the Originators, nor the bankruptcy remote subsidiary guarantees the collectability of the receivables under the revolving agreements.
The following table sets forth a summary of receivables sold:

In millions	Three months ended June 30, 2020
Gross receivables sold/cash proceeds received	$293.9
Collections reinvested under revolving agreement	193.9
Net cash proceeds received (remitted)	$100.0
Depreciation Expense Depreciation of property, plant and equipment related to the manufacturing of products or services provided is included in Cost of Goods Sold or Cost of Services. Depreciation of other property, plant and equipment that is not attributable to the manufacturing of products or services provided is included in Selling, General and Administrative Expenses or Engineering Expense to the extent the property, plant, and equipment is used for research and development purposes.
Goodwill and Intangibles Assets Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present. The Company tests goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and at least annually. The Company has identified three reporting units for purposes of testing goodwill for impairment. Two reporting units exist within the freight segment and the transit segment is also a reporting unit. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed, and also tests for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Periodically, management of the Company assesses whether or not an indicator of impairment is present that would necessitate an impairment analysis be performed.
As a result of the COVID-19 pandemic and the uncertainty surrounding the global economy, the Company's stock price was highly volatile during the first six months of 2020. The Company considered the Company's stock price volatility combined with overall macroeconomic conditions and concluded that it was not more likely than not that the fair value of its three reporting units declined below their carrying value and therefore an interim quantitative impairment test was not required during the first six months of 2020. The present uncertainty surrounding the global economy due to the COVID-19 pandemic increases the likelihood that adverse changes could occur in key assumptions used to determine the fair value of reporting units like sales estimates, cost factors, discount rates and stock price resulting in interim quantitative goodwill impairment tests and non-cash goodwill impairments in future periods.
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
In March 2020, the SEC amended Rules 3-10 and 3-16 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. The final rule also allows for simplified disclosures to be included within Management’s Discussion and Analysis. This rule is effective January 4, 2021 with early adoption permitted. The Company elected to early adopt this rule during the three months ended June 30, 2020.
Other Comprehensive Income (Loss) Comprehensive income comprises both net income and the change in equity from transactions and other events and circumstances from nonowner sources.
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2020 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2019	$(308.6)	$(3.3)	$(70.7)	$(382.6)
Other comprehensive loss before reclassifications	(152.2)	(0.8)	(3.7)	(156.7)
Amounts reclassified from accumulated other
comprehensive income	—	—	1.5	1.5
Net current period other comprehensive income (loss)	(152.2)	(0.8)	(2.2)	(155.2)
Balance at June 30, 2020	$(460.8)	$(4.1)	$(72.9)	$(537.8)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2020 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined benefit plan items
Amortization of initial net obligation and prior service cost	$(0.4)	Other income (expense), net
Amortization of net loss	1.4	Other income (expense), net
	1.0	Other income (expense), net
	(0.3)	Income tax expense
	$0.7	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2020 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined benefit plan items
Amortization of initial net obligation and prior service cost	$(0.7)	Other income (expense), net
Amortization of net loss	2.7	Other income (expense), net
	2.0	Other income (expense), net
	(0.5)	Income tax expense
	$1.5	Net income

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2019 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2018	$(202.2)	$(0.1)	$(54.3)	$(256.6)
Other comprehensive loss before reclassifications	(27.7)	(3.1)	(2.9)	(33.7)
Amounts reclassified from accumulated other
comprehensive income	—	—	1.1	1.1
Net current period other comprehensive income (loss)	(27.7)	(3.1)	(1.8)	(32.6)
Balance at June 30, 2019	$(229.9)	$(3.2)	$(56.1)	$(289.2)
Reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2019 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined benefit plan items
Amortization of initial net obligation and prior service cost	$(0.4)	Other income (expense), net
Amortization of net loss	1.1	Other income (expense), net
	0.7	Other income (expense), net
	(0.2)	Income tax expense
	$0.5	Net income
Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2019 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined benefit plan items
Amortization of initial net obligation and prior service cost	$(0.7)	Other income (expense), net
Amortization of net loss	2.2	Other income (expense), net
	1.5	Other income (expense), net
	(0.4)	Income tax expense
	$1.1	Net income

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
Costs related to the acquisition and integration of GE Transportation were approximately $21.6 million for the six months ended June 30, 2020 and are included in selling, general and administrative expenses on the consolidated statements of income.
The Company also made smaller acquisitions not listed above which are individually and collectively immaterial.

The following unaudited pro forma consolidated financial information presents income statement results as if the GET acquisition listed above had occurred on January 1, 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
In millions, except per share data
Net sales	$1,737.4	$2,236.3	$3,667.3	$4,305.5
Gross profit	486.7	614.7	1,065.4	1,069.0
Net income attributable to Wabtec shareholders	86.8	104.1	198.4	50.4
Diluted earnings per share
As Reported	$0.46	$0.54	$1.04	$0.61
Pro forma	$0.46	$0.54	$1.04	$0.26

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	June 30, 2020	December 31, 2019
Raw materials	$724.6	$786.4
Work-in-progress	414.8	374.0
Finished goods	660.1	612.7
Total inventories	$1,799.5	$1,773.1

5. INTANGIBLES
The change in the carrying amount of goodwill by segment for the six months ended June 30, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2019	$6,876.6	$1,484.0	$8,360.6
Additions / opening balance sheet adjustments	(3.5)	—	(3.5)
Foreign currency impact	(36.8)	(10.4)	(47.2)
Balance at June 30, 2020	$6,836.3	$1,473.6	$8,309.9
As of June 30, 2020 and December 31, 2019, the Company’s trade names had a net carrying amount of $614.3 million and $623.1 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In millions	June 30, 2020	December 31, 2019

Intellectual property, patents, and other intangibles, net of accumulated amortization of $173.1 and $123.8	$1,058.4	$1,108.9
Backlog, net of accumulated amortization of $149.2 and $92.0	1,277.4	1,342.1
Customer relationships, net of accumulated amortization of $236.5 and $212.9	985.3	1,029.9
Total	$3,321.1	$3,480.9
The weighted average remaining useful life of backlog, intellectual property, customer relationships and other intangibles were 13 years, 12 years, 17 years and 9 years, respectively. The backlog intangible primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $72.3 million and $141.3 million for the three and six months ended June 30, 2020 and $66.0 million and $93.4 million for the three and six months ended June 30, 2019, respectively.

Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2020	$139.8
2021	277.7
2022	277.1
2023	276.7
2024	267.2

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
The change in the carrying amount of contract assets and contract liabilities for the six months ended June 30, 2020 and 2019 is as follows:

	Contract Assets
In millions	2020	2019
Balance at beginning of year	$623.4	$345.6
Acquisitions	4.1	213.6
Recognized in current year	451.8	324.9
Reclassified to accounts receivable	(519.1)	(300.7)
Foreign currency impact	(6.2)	(0.9)
Balance at June 30,	$554.0	$582.5

	Contract Liabilities
In millions	2020	2019
Balance at beginning of year	$799.7	$444.8
Acquisitions	6.8	282.1
Recognized in current year	424.7	572.6
Amounts in beginning balance reclassified to revenue	(333.9)	(252.0)
Current year amounts reclassified to revenue	(107.5)	(257.6)
Foreign currency impact	(12.0)	(0.9)
Balance at June 30,	$777.8	$789.0
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

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Operating lease expense	$14.1	$13.4	$28.8	$26.8
Finance lease expense amortization of leased assets	0.3	0.3	0.6	0.5
Short-term and variable lease expense	—	0.2	0.1	0.3
Sublease income	(0.1)	(0.1)	(0.2)	(0.3)
Total	$14.3	$13.7	$29.3	$27.3
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases	Finance Leases	Total
Remaining 2020	$27.7	$0.3	$28.0
2021	48.9	0.3	49.2
2022	41.7	0.2	41.9
2023	35.5	0.2	35.7
2024	31.0	0.1	31.1
Thereafter	93.1	0.2	93.3
Total lease payments	277.9	1.3	279.2
Less: Present value discount	(26.3)	—	(26.3)
Present value lease liabilities	$251.6	$1.3	$252.9
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of lease liabilities:

June 30, 2020
Weighted-average remaining lease term (years)
Operating leases	7.5
Finance leases	4.5
Weighted-average discount rate
Operating leases	3.0%
Finance leases	1.5%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective	June 30, 2020		December 31, 2019
In millions	Interest Rate	Book Value	Fair Value [1]	Book Value	Fair Value [1]
Senior Credit and 364 Day Facilities:
U.S. dollar-denominated Term Loans, net of unamortized debt issuance costs of $1.7 and $1.1	2.0%	953.1	953.1	684.7	684.7
Multi-Currency Revolving loan facility net of unamortized debt issuance costs of $1.4 and $0.9	1.6%	—	—	231.5	231.5
Floating Senior Notes, due 2021, net of unamortized debt issuance costs of $1.4 and $2.0	2.3%	498.6	492.9	498.0	500.0
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $0.8 and $0.9	4.5%	249.2	253.4	249.1	263.9
4.15% Senior Notes, due 2024, net of unamortized debt issuance costs of $5.0 and $5.7	4.6%	745.0	788.8	744.3	805.5
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $1.4 and $1.5	3.5%	748.6	769.6	748.5	759.1
4.70% Senior Notes, due 2028, net of unamortized debt issuance costs of $8.7 and $9.2	5.0%	1,241.3	1,385.2	1,240.8	1,378.3
Other Borrowings		30.0	30.0	32.4	32.4
Total		4,465.8	4,673.0	4,429.3	4,655.4
Less - current portion		697.1		95.7
Long-term portion		$3,768.7		$4,333.6
1. See Note 14 for information on the fair value measurement of the Company's long-term debt.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of June 30, 2020 and December 31, 2019, the Company had total unamortized debt issuance costs of $20.4 million and $21.3 million, respectively.
At June 30, 2020, the weighted average interest rate on the Company’s variable rate debt was 2.0%.
Credit Facilities
Senior Credit Facility
On June 8, 2018, the Company entered into a credit agreement ("Senior Credit Facility"), which replaced the Company's then-existing credit agreement. The Senior Credit Facility is with a syndicate of lenders and provides for borrowings consisting of (i) term loans denominated in euros and U.S. dollars ("Term Loans"); and (ii) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $1,200.0 million in multi-currency revolving loans (inclusive of swingline loans of up to $75.0 million and letters of credit of up to $450.0 million (the "Revolving Credit Facility")). The Revolving Credit Facility will mature on June 8, 2023.
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
2. The leverage ratio is defined as net debt as of the last day of such fiscal quarter to EBITDA, as defined in the Senior Credit Facility, for the four quarters then ended. The Leverage Ratio temporarily increases for four quarters following major acquisitions. Subsequent to the GE Transportation acquisition, the leverage ratio was temporarily increased to 3.5x for the first and second quarters of 2020.

The Company was in compliance with all of our covenants in the Senior Credit Facility as of June 30, 2020.
364 Day Facility
On April 10, 2020 the Company entered into a new $600 million 364 day credit facility (“364 Day Facility”) maturing April 2021 with a group of banks which includes a $144.0 million revolving credit facility and a $456.0 million term loan. The agreement calls for interest at either a LIBOR-based rate, or a rate based on the prime lending rate of the agent bank, at the Company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type and substantially similar to our existing Senior Credit Facility. On June 12, 2020 the Company amended this 364 Day Facility maturity to July 9, 2021. The Company was in compliance with all of our covenants in the 364 Day Facility as of June 30, 2020. The obligations under the 364 Day Facility are guaranteed by certain of the Company's U.S. subsidiaries, as guarantors.
The following table presents availability under the Revolving Facilities:

(in millions)	Revolving Credit Facility	364 Day Revolver
Maximum Availability	$1,200.0	$144.0
Outstanding Borrowings	—	—
Letters of Credit Under Revolving Facility	32.3	—
Current Availability	$1,167.7	$144.0
Senior Notes
The "Senior Notes" comprise our Floating Rate Senior Notes due 2021, 4.375% Senior Notes due 2023, 4.15% Senior Notes due 2024, 3.45% Senior Notes due 2026 and 4.70% Senior Notes due 2028. Interest on the floating rate Senior Notes is payable quarterly. Interest is payable semi-annually on all other Senior Notes. The Company may redeem each series of the notes at any time in whole or from time to time in part in accordance with the provisions of the indenture, under which such series of notes was issued. Each of the Senior Notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest (other than the floating rate notes, which are redeemable at a redemption price of 100% of the principal amount). The Senior Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company.
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
The Company is in compliance with the restrictions and covenants in the indentures under which the Senior Notes were issued and expects that these restrictions and covenants will not be a limiting factor in executing our operating activities.
Subsequent Events
Subsequent to the end of the quarter the Company issued $500.0 million of 3.20% Senior Notes due in 2025 (the “2025 Notes”). The 2025 Notes were issued at 99.892% of face value. Interest on the 2025 Notes accrues at a rate of 3.20% per annum and is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2020. The proceeds were used to prepay the Floating Senior Notes due 2021. The Company incurred $1.5 million of deferred financing costs related to the issuance of the 2025 Notes. The Floating Senior Notes due 2021 are classified as Current portion of long-term debt on the consolidated balance sheet at June 30, 2020 and were repaid on July 2, 2020.

9. STOCK-BASED COMPENSATION
As of June 30, 2020, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 15, 2030 and provides a maximum of 9,100,000 shares for grants or awards, plus any shares which remain available under the 2000 Plan. The amendment and restatement of the 2011 Plan was approved by stockholders of Wabtec on May 15, 2020. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation recognized was $1.6 million of income and $15.8 million of expense for the three months ended June 30, 2020 and 2019, respectively. Stock-based compensation expense was $5.7 million and $24.3 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $46.4 million.
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
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the six months ended June 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2019	588,024	$63.36	5.7	$8.5
Granted	131,556	78.33
Exercised	(11,440)	37.84
Canceled	(16,712)	74.11
Outstanding at June 30, 2020	691,428	66.37	6.1	3.2
Exercisable at June 30, 2020	443,157	52.68	4.9	3.2
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Dividend yield	0.60%	0.66%
Risk-free interest rate	1.56%	2.61%
Stock price volatility	27.9%	25.8%
Expected life (years)	5.0	5.0
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of June 30, 2020, the Company estimates that it will achieve 48%, 44% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2020, 2021, and 2022, respectively, and has recorded incentive compensation expense accordingly. If the estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.

The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the six months ended June 30, 2020:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	791,031	572,002	$73.64
Granted	216,242	238,818	77.02
Vested	(276,018)	(147,069)	76.84
Adjustment for incentive stock awards expected to vest	—	(256,627)	71.49
Canceled	(42,306)	(30,850)	71.76
Outstanding at June 30, 2020	688,949	376,274	74.46

10. INCOME TAXES
The overall effective tax rate was 24.9% and 25.2% for the three and six months ended June 30, 2020 respectively and 28.7% and 37.7% for the three and six months ended June 30, 2019, respectively. The decrease in the effective rate is primarily the result of non-deductible transaction related expenses incurred during the six months ended June 30, 2019 as a result of the GE Transportation acquisition and an increase in the estimated liabilities resulting from provisions of the Tax Cuts and Jobs Act that did not recur in 2020.
As of June 30, 2020, the liability for income taxes associated with uncertain tax positions was $12.6 million, of which $12.6 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2019, the liability for income taxes associated with unrecognized tax benefits was $17.2 million, of which $17.2 million, if recognized, would favorably affect the Company's effective tax rate.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $2.9 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.
In response to the COVID-19 pandemic, legislation concerning taxes was passed during the six months ended June 30, 2020. While we are continuing to assess the impact of the legislation on our tax planning strategies, we do not expect there to be a material impact to our consolidated financial statements at this time.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended June 30,
In millions, except per share data	2020	2019
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$86.8	$104.1
Less: dividends declared - common shares and non-vested restricted stock	(22.8)	(22.5)
Undistributed earnings	64.0	81.6
Percentage allocated to common shareholders (1)	99.7%	99.7%
	63.8	81.4
Add: dividends declared - common shares	22.8	22.5
Less: dividends declared - preferred shares	—	(0.4)
Numerator for basic earnings per common share	86.6	103.5
Add: dividends declared - preferred shares	—	0.4
Numerator for diluted earnings per common share	86.6	103.9
Denominator
Denominator for basic earnings per common share - weighted average shares	189.8	177.3
Effect of dilutive securities:
Assumed conversion of preferred shares	—	13.7
Assumed conversion of dilutive stock-based compensation plans	0.4	0.4
Denominator for diluted earnings per common share adjusted weighted average shares and assumed conversion	190.2	191.5
Net income attributable to Wabtec shareholders per common share
Basic	$0.46	$0.58
Diluted	$0.46	$0.54

(1) Basic weighted-average common shares outstanding	189.8	177.3
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	190.3	177.9
Percentage allocated to common shareholders	99.7%	99.7%

	Six Months Ended June 30,
In millions, except per share data	2020	2019
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$198.4	$99.7
Less: dividends declared - common shares and non-vested restricted stock	(45.8)	(34.2)
Undistributed earnings	152.6	65.5
Percentage allocated to common shareholders (1)	99.7%	99.7%
	152.1	65.3
Add: dividends declared - common shares	45.7	34.1
Less: dividends declared - preferred shares	—	(0.4)
Numerator for basic earnings per common share	197.8	99.0
Add: dividends declared - preferred shares	—	0.4
Numerator for diluted earnings per common share	197.8	99.4
Denominator
Denominator for basic earnings per common share - weighted average shares	190.3	149.6
Effect of dilutive securities:
Assumed conversion of preferred shares	—	12.2
Assumed conversion of dilutive stock-based compensation plans	0.5	0.4
Denominator for diluted earnings per common share adjusted weighted average shares and assumed conversion	190.8	162.2
Net income attributable to Wabtec shareholders per common share
Basic	$1.04	$0.66
Diluted	$1.04	$0.61

(1) Basic weighted-average common shares outstanding	190.3	149.6
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	190.8	150.0
Percentage allocated to common shareholders	99.7%	99.7%
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

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In millions	2020	2019
Balance at beginning of year	$267.7	$153.7
Acquisitions	4.3	97.5
Warranty expense	54.7	65.8
Warranty claim payments	(66.1)	(60.6)
Foreign currency impact/other	(2.1)	(0.4)
Balance at June 30	$258.5	$256.0

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Hedging Activities In the normal course of business, we are exposed to interest rate, commodity price and foreign currency exchange rate fluctuations. At times, we mitigate these risk exposures through the use of derivatives such as cross-currency swaps, foreign currency forward contracts, interest rate swaps, commodity forwards and futures. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.
Foreign Currency Exchange Risk
The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three and six months ended June 30, 2020 and 2019, the amounts reclassified into income were not material.
The Company has established revenue hedging, balance sheet risk management and net investment hedging programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates. We conduct our business worldwide in U.S. dollars and the functional currencies of our foreign subsidiaries, including Euro, Indian rupee, British pound sterling, Australian dollars and several other foreign currencies. Changes in foreign currency exchange rates could have a material adverse impact on our financial results that are reported in U.S. dollars. We are also exposed to foreign currency exchange rate risk related to our foreign subsidiaries, including intercompany loans denominated in non-functional currencies and net purchases and sales in non-functional currencies. We have certain foreign currency exchange rate risk management programs that use foreign currency forward contracts and cross-currency swaps. These forward contracts and cross-currency swaps are generally used to offset the potential income statement effects from intercompany loans denominated in non-functional currencies. In addition, the Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. These programs mitigate but do not entirely eliminate foreign currency exchange rate risk.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net loss related to these contracts was $0.4 million for the six months ended June 30, 2020. These contracts are scheduled to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of June 30, 2020:

	Fair Value		Gross Notional Amount
In millions	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	$7.9	$1.9	$2,000.7	$311.5
Other current liabilities	—	—	—	—
Cross-currency Swaps
Other current liabilities	(9.3)	—	560.9	—
Total	$(1.4)	$1.9	$2,561.6	$311.5

The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedged discussed in the above sections as of December 31, 2019:

	Fair Value		Gross Notional Amount
In millions	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	$11.2	$1.4	$920.0	$403.0
Other current liabilities	(9.8)	—	1,184.6	—
Cross-currency Swaps
Other current liabilities	(9.4)	—	560.8	—
Total	$(8.0)	$1.4	$2,665.4	$403.0
Interest Rate Risk
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the six months ended June 30, 2020 the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward contracts and futures to mitigate its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the six months ended June 30, 2020 the amounts recognized as income or expense were not material.

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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2020 which are included in other current assets and liabilities on the Consolidated Balance sheet:

		Fair Value Measurements at June 30, 2020 Using
	Total Carrying Value at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2020	(Level 1)	(Level 2)	(Level 3)
Foreign Exchange Contracts
Other current assets	$9.8	$—	$9.8	$—
Other current liabilities	—	—	—	—
Cross-Currency Swap Agreement
Other Current Liabilities	9.3	—	9.3	—
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

The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at June 30, 2020 and December 31, 2019. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy and includes $160.0 million classified as "Other accrued liabilities" on the Company's consolidated balance sheet and $297.6 million in long-term liabilities classified as "Contingent consideration" on the Company's consolidated balance sheet. The fair value approximates the carrying value at June 30, 2020.

15. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in Note 20 therein, filed on February 24, 2020. During the first six months of 2020, there were no material changes to the information described in the Form 10-K related to claims arising from asbestos exposure.
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
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed. Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $36.8 million through July 31, 2017 and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system and implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved the modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements; a jury trial was scheduled to begin in May 2020 but was postponed until September 21, 2020. DTC’s complaint generally supports Xorail’s position and does not name or implicate Xorail; DTC has not updated its notices against Xorail, nor have they filed any formal claim against Xorail.
        On April 3, 2018, the Company and Knorr-Bremse AG entered into a consent decree with the United States Department of Justice resolving allegations that the Company and Knorr-Bremse AG had maintained unlawful agreements not to compete for each other’s employees.  The allegations also related to Faiveley Transport before it was acquired by the Company in November 2016.  No monetary fines or penalties were imposed on the Company. The Company elected to settle this matter with the Department of Justice to avoid the cost and distraction of litigation. Putative class action lawsuits thereafter were filed in several different federal district courts naming the Company and Knorr as defendants in connection with the allegations contained in the consent decree. A federal Multi-District Litigation (MDL) Panel consolidated the cases in the Western District of Pennsylvania, and on October 12, 2018, a consolidated class action complaint was filed in the Western District of PA with five named plaintiffs. On August 13, 2019, the Company was notified that co-defendant Knorr-Bremse settled with plaintiffs. On January 21, 2020, following Court-sponsored early mediation, the Company entered into a Memorandum of Understanding with plaintiffs, agreeing to settle all claims in the case. In March 2020, the Court issued preliminary approval of the agreed settlement terms and amount.

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
Segment financial information for the three months ended June 30, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,204.7	$532.7	$—	$1,737.4
Intersegment sales/(elimination)	12.9	6.1	(19.0)	—
Total sales	$1,217.6	$538.8	$(19.0)	$1,737.4
Income (loss) from operations	$141.5	$40.2	$(22.3)	$159.4
Interest expense and other, net	—	—	(45.1)	(45.1)
Income (loss) from operations before income taxes	$141.5	$40.2	$(67.4)	$114.3
Segment financial information for the three months ended June 30, 2019 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,526.3	$710.0	$—	$2,236.3
Intersegment sales/(elimination)	15.6	4.0	(19.6)	—
Total sales	$1,541.9	$714.0	$(19.6)	$2,236.3
Income (loss) from operations	$167.5	$62.6	$(29.5)	$200.6
Interest expense and other, net	—	—	(56.4)	(56.4)
Income (loss) from operations before income taxes	$167.5	$62.6	$(85.9)	$144.2

Segment financial information for the six months ended June 30, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$2,505.7	$1,161.6	$—	$3,667.3
Intersegment sales/(elimination)	25.4	15.2	(40.6)	—
Total sales	$2,531.1	$1,176.8	$(40.6)	$3,667.3
Income (loss) from operations	$303.2	$108.8	$(35.3)	$376.7
Interest expense and other, net	—	—	(113.2)	(113.2)
Income (loss) from operations before income taxes	$303.2	$108.8	$(148.5)	$263.5
Segment financial information for the six months ended June 30, 2019 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$2,441.8	$1,388.1	$—	$3,829.9
Intersegment sales/(elimination)	31.3	8.1	(39.4)	—
Total sales	$2,473.1	$1,396.2	$(39.4)	$3,829.9
Income (loss) from operations	$248.4	$122.5	$(103.0)	$267.9
Interest expense and other, net	—	—	(109.1)	(109.1)
Income (loss) from operations before income taxes	$248.4	$122.5	$(212.1)	$158.8
Sales by product line are as follows:

	Three Months Ended June 30,
In millions	2020	2019
Freight Segment:
Equipment	$334.9	$531.4
Components	195.5	279.5
Digital Electronics	165.5	159.0
Services	508.8	556.4
Total Freight Segment sales	$1,204.7	$1,526.3

Transit Segment:
Original Equipment Manufacturer	227.3	335.6
Aftermarket	305.4	374.4
Total Transit Segment sales	$532.7	$710.0

	Six Months Ended June 30,
In millions	2020	2019
Freight Segment:
Equipment	$742.9	$798.5
Components	415.9	574.7
Digital Electronics	339.1	280.8
Services	1,007.8	787.8
Total Freight Segment sales	$2,505.7	$2,441.8

Transit Segment:
Original Equipment Manufacturer	514.3	662.9
Aftermarket	647.3	725.2
Total Transit Segment sales	$1,161.6	$1,388.1

17. OTHER INCOME (EXPENSE), NET
The components of other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Foreign currency loss	$(0.3)	$(1.2)	$(14.1)	$(13.8)
Equity income	2.0	1.1	1.1	2.0
Expected return on pension assets/amortization	2.3	1.8	4.7	5.2
Other miscellaneous income (expense)	2.3	0.4	(0.2)	0.5
Total other income (expense), net	$6.3	$2.1	$(8.5)	$(6.1)

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
OVERVIEW
Wabtec is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first six months of 2020, approximately 56% of the Company’s revenues came from customers outside the United States.
COVID-19 Update
On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus, known as COVID-19, as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Our top concern is, and remains, the health and well-being of our employees around the world. To date, COVID-19 has surfaced in nearly all regions around the world and has impacted our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. The outbreak and preventive measures taken to help curb the spread, including temporary plant closures in China, India, Italy and other countries where outbreaks and stay-at-home orders were most prevalent had an adverse impact on our operations and business results for the first six months of 2020.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations; however, there are numerous uncertainties, including the duration and severity of the pandemic, actions that may be taken by governmental authorities and private industry, including preventing or curtailing the operations of our plants, the potential impact on global economic activity, global supply chain operations, our employees, and our customers, supplier and end-markets, and other consequences that could negatively impact our business. We also face the possibility that government policies may become more restrictive especially if COVID-19 transmission rates increase in certain areas. As a result of these numerous uncertainties, we are unable to specifically predict the extent and length of time the COVID-19 pandemic will negatively impact our business. COVID-19 had a materially adverse impact on our operations and business results for the three months ended June 30, 2020 which is discussed in the Results of Operations section below and we expect COVID-19 to continue to have a materially adverse impact on our operations and business results for the remainder of 2020. The future adverse impact may include, reduced demand for our products, reduced cash from operations and a volatile effective tax rate driven by changes in earnings mix across the Company’s different jurisdictions. We continue to work with our employees, customers, and suppliers to navigate the impacts of COVID-19. We also continue to assess possible implications to our business, customers, supply chain and end-markets, and to take actions in an effort to mitigate adverse consequences.
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
According to the 2018 bi-annual edition of a market study by UNIFE, the Association of the European Rail Industry, the accessible global market for railway products and services was more than $100 billion and was expected to grow at a compounded annual growth rate of 2.6% through 2023. It is currently uncertain how the COVID-19 pandemic will negatively impact these annual growth rate expectations. The three largest geographic markets, which represented about 80% of the total accessible market, were Europe, North America and Asia Pacific. UNIFE projected above-average growth rates in North America, Latin America and Africa/Middle East, with Asia Pacific and Europe growing at about the industry average. UNIFE said trends such as urbanization and increasing mobility, deregulation, investments in new technologies, energy and environmental issues, and increasing government support continue to drive investment. The largest product segments of the market were rolling stock, services and infrastructure, which represent almost 90% of the accessible market. UNIFE projected spending on turnkey management projects and infrastructure to grow at above-average rates. UNIFE estimated that the global installed base of diesel and electric locomotives was about 114,800 units, with about 33% in Asia Pacific, about 26% in North America and about 18% in Russia-CIS (Commonwealth of Independent States). Wabtec estimates that about 2,900 new locomotives were delivered worldwide in 2019. UNIFE estimated the global installed base of freight cars was about 5.1 million, with about 33% in North America, about 26% in Asia Pacific and about 24% in Russia-CIS. Wabtec estimates that about 174,000 new freight cars were delivered worldwide in 2019. UNIFE estimated the global installed base of passenger transit vehicles to be about 600,000 units, with about 45% in Asia Pacific, about 33% in Europe and about 12% in Russia-CIS. Wabtec estimates that about 35,000 new passenger transit vehicles were ordered worldwide in 2019.
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

RESULTS OF OPERATIONS
Consolidated Results
SECOND QUARTER 2020 COMPARED TO SECOND QUARTER 2019
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,
In millions	2020	2019	Percent Change
Net sales:
Sales of goods	$1,406.1	$1,892.5	(25.7)%
Sales of services	331.3	343.8	(3.6)%
Total net sales	1,737.4	2,236.3	(22.3)%
Cost of sales:
Cost of goods	(1,061.3)	(1,377.7)	(23.0)%
Cost of services	(189.4)	(243.9)	(22.3)%
Total cost of sales	(1,250.7)	(1,621.6)	(22.9)%
Gross profit	486.7	614.7	(20.8)%
Operating expenses:
Selling, general and administrative expenses	(216.8)	(290.9)	(25.5)%
Engineering expenses	(38.2)	(57.2)	(33.2)%
Amortization expense	(72.3)	(66.0)	9.5%
Total operating expenses	(327.3)	(414.1)	(21.0)%
Income from operations	159.4	200.6	(20.5)%
Other income and expenses:
Interest expense, net	(51.4)	(58.5)	(12.1)%
Other income (expense), net	6.3	2.1	200.0%
Income from operations before income taxes	114.3	144.2	(20.7)%
Income tax expense	(28.5)	(41.5)	(31.3)%
Net income	85.8	102.7	(16.5)%
Less: Net loss attributable to noncontrolling interest	1.0	1.4	(28.6)%
Net income attributable to Wabtec shareholders	86.8	104.1	(16.6)%
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
The following table shows the major components of the change in sales in the second quarter of 2020 from the second quarter of 2019:

In millions	Freight Segment	Transit Segment	Total
Second Quarter 2019 Net Sales	$1,526.3	$710.0	$2,236.3
Acquisitions	18.5	—	18.5
Foreign Exchange	(25.6)	(17.5)	(43.1)
Organic	(314.5)	(159.8)	(474.3)
Second Quarter 2020 Net Sales	$1,204.7	$532.7	$1,737.4

Results of operations were negatively impacted during the second quarter as a result of the COVID-19 pandemic. Management’s discussion below includes analysis as to the impact of the COVID-19 pandemic where it could be explicitly identified; however, in many instances it is difficult to quantify with a high level of certainty the negative impact the COVID-19 pandemic had on our net sales, cost of goods, operating expenses, interest expense, and income tax expense.
Net sales
Net sales for the three months ended June 30, 2020 decreased by $499 million, or 22.3%, to $1.7 billion. The decrease is primarily due to an decrease of $322 million in the Freight Segment due to lower locomotive Equipment sales, a decrease in Services sales due to lower freight rail volumes and an increase in parking of locomotives, particularly in North America and lower sales in Components due to a reduction of freight carbuilds in the second quarter of 2020, which were partially offset by growth in Digital Electronics. The lower freight rail volumes and increased parking of locomotives are primarily due to the COVID-19 pandemic and its impact on the economy. The Transit Segment experienced a decrease in sales of $177 million, primarily due to COVID-19 related production delays and reduced passenger traffic. Unfavorable changes in foreign currency exchange rates reduced net sales by $43 million.
Cost of sales
Cost of sales decreased by $371 million to $1.3 billion in 2020 compared to $1.6 billion in 2019. The decrease is primarily due to the sales decreases discussed above. The second quarter of 2020 includes $17 million of restructuring costs, primarily for the exit of certain product lines, footprint rationalization, and related headcount actions as part of the ongoing integration actions related to the GE Transportation acquisition and in response to the COVID-19 pandemic. The second quarter of 2019 included an $89 million charge related to purchase price accounting for the step-up of GE Transportation inventory. Excluding these costs in both years, cost of sales as a percentage of sales was 71.0% in 2020 and 68.5% in 2019, representing a 2.5% increase. The increase can be attributed to lower absorption of overhead costs due to the decrease in sales volumes primarily caused by the ongoing COVID-19 pandemic and unfavorable sales mix partially offset by increased synergy savings related to the GE Transportation acquisition.
Operating expenses
Total operating expenses decreased $87 million to 18.8% of sales in the second quarter of 2020 compared to 18.5% during the second quarter of 2019. Restructuring and transaction costs included in Selling, General, and Administrative expenses ("SG&A") were $13 million and $32 million in the second quarter of 2020 and 2019, respectively. Additionally, SG&A expenses decreased $41 million related to acquisition synergy savings and reduced employee benefit costs and $14 million related to cost reduction initiatives and the lower sales volume. Engineering expense decreased $19 million due to cost savings measures put in place in response to the COVID-19 pandemic on research and development projects and amortization expense increased $6 million.
Interest expense, net
Interest expense, net, decreased $7 million in the second quarter of 2020 over the same period in 2019 attributable to lower variable interest rates and lower overall average debt balances in 2020.
Other income (expense), net
Other income (expense), net, was $6.3 million of income in the second quarter of 2020 compared to $2.1 million of income in the same period of 2019, primarily driven by a decrease in foreign currency exchange loss and an increase in income from equity method investments.
Income taxes
The effective income tax rate was 24.9% and 28.7% for the second quarter of 2020 and 2019, respectively. The decrease in the effective rate is primarily the result of non-deductible transaction related expenses incurred during the three months ended June 30, 2019 as a result of the GE Transportation acquisition that did not recur in 2020 as well as increased estimated liabilities resulting from provisions of the Tax Cuts and Jobs Act recognized during the three months ended June 30, 2019.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2020	2019	Percent Change
Net sales:
Sales of goods	$880.7	$1,191.8	(26.1)%
Sales of services	324.0	334.5	(3.1)%
Total net sales	1,204.7	1,526.3	(21.1)%
Cost of sales:
Cost of goods	(668.5)	(872.5)	(23.4)%
Cost of services	(183.5)	(228.9)	(19.8)%
Total cost of sales	(852.0)	(1,101.4)	(22.6)%

Gross profit	352.7	424.9	(17.0)%

Operating expenses	(211.2)	(257.4)	(17.9)%

Income from operations ($)	141.5	167.5	(15.5)%
Income from operations (%)	11.7%	11.0%
The following table shows the major components of the change in net sales for the Freight Segment in the second quarter of 2020 from the second quarter of 2019:

In millions
Second Quarter 2019 Net Sales	$1,526.3
Acquisitions	18.5
Change in Sales by Product Line:
Equipment	(186.1)
Components	(84.5)
Digital Electronics	10.2
Services	(54.1)
Foreign Exchange	(25.6)
Second Quarter 2020 Net Sales	$1,204.7
Net sales
Freight Segment sales decreased by $322 million, or 21.1%, to $1.2 billion, due to lower locomotive Equipment sales, a decrease in Services sales due to lower freight rail volumes and an increase in parking of locomotives, particularly in North America and lower sales in Components due to a lower number of Freight carbuilds in the second quarter of 2020, partially offset by growth in Digital Electronics. The lower freight rail volumes and increased parking of locomotives are primarily due to the COVID-19 pandemic. Acquisitions increased sales by $19 million and unfavorable foreign currency exchange rates decreased sales by $26 million.
Cost of sales
Freight Segment cost of sales decreased by $249 million to $852 million in 2020. The decrease is primarily due to the sales decreases discussed above. The second quarter of 2020 includes $13 million of restructuring costs, primarily for the exit of certain product lines, footprint rationalization, and related headcount actions as part of the ongoing integration actions related to the GE Transportation acquisition and in response to the COVID-19 pandemic. The second quarter of 2019 included an $89 million non-recurring charge related to purchase price accounting for the step-up of GE Transportation inventory. Excluding these charges, cost of sales as a percentage of sales was 69.7% in 2020 and 66.3% in 2019, representing a 3.4% increase. The increase as a percentage of sales can be attributed to sales mix and lower absorption of overhead costs due to the decrease in sales volumes partially offset by increased synergy savings related to the GE Transportation acquisition and efforts to reduce costs in response to the COVID-19 pandemic.

Operating expenses
Freight Segment operating expenses decreased $46 million, or 17.9%, in 2020 to 17.5% of sales. Restructuring and transaction costs included in SG&A were $7 million and $11 million in the second quarter of 2020 and 2019, respectively. SG&A expenses decreased $38 million driven by the reduction in sales, reduced employee benefit costs and incremental synergy and cost reduction initiatives. Engineering expense decreased $10 million due to cost saving measures put in place as a result of the COVID-19 pandemic and amortization expense increased $6 million primarily due to acquisitions.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended June 30,
In millions	2020	2019	Percent Change
Net sales	$532.7	$710.0	(25.0)%
Cost of sales	(398.7)	(520.2)	(23.4)%
Gross profit	134.0	189.8	(29.4)%

Operating expenses	(93.8)	(127.2)	(26.3)%

Income from operations ($)	40.2	62.6	(35.8)%
Income from operations (%)	7.5%	8.8%
The following table shows the major components of the change in net sales for the Transit Segment in the second quarter of 2020 from the second quarter of 2019:

In millions
Second Quarter 2019 Net Sales	$710.0
Change in Sales by Product Line:
Original Equipment Manufacturing	(100.9)
Aftermarket	(58.9)
Foreign Exchange	(17.5)
Second Quarter 2020 Net Sales	$532.7
Net sales
Transit Segment sales decreased by $177 million, or 25.0% primarily due to disruptions to our operations caused by the COVID-19 pandemic, particularly in Asia and Europe. This impact was felt in both the Original Equipment Manufacturing and Aftermarket product lines. Unfavorable foreign currency exchange rate changes decreased net sales by $18 million.
Cost of sales
Transit Segment cost of sales decreased by $122 million to $399 million in the second quarter of 2020 primarily due to the reduction in sales. The second quarter of 2020 includes $4 million of restructuring costs, primarily for footprint rationalization in the UK. Excluding these charges, cost of sales as a percentage of sales was 74.0%, 0.7% increase over the comparable period in 2019. The increase can be attributed to lower absorption of overhead costs due to the decrease in sales volumes primarily caused by the ongoing COVID-19 pandemic, partially offset by cost savings initiatives.
Operating expenses
Transit Segment operating expenses decreased $33 million to $94 million, or 26.3%, in the second quarter of 2020 and decreased 30 basis points to 17.6% as a percentage of sales compared to the same period in 2019. SG&A expenses decreased $24 million in 2020, primarily due to the lower sales and cost savings initiatives put in place to offset the adverse impact of COVID-19 and reduced employee benefit costs. Engineering expense decreased $9 million due to cost saving measures put in place as a result of the COVID-19 pandemic and amortization expense remained consistent year over year.

FIRST SIX MONTHS OF 2020 COMPARED TO FIRST SIX MONTHS OF 2019

	Six Months Ended June 30,
In millions	2020	2019	Percent Change
Net sales:
Sales of goods	$2,996.9	$3,327.0	(9.9)%
Sales of services	670.4	502.9	33.3%
Total net sales	3,667.3	3,829.9	(4.2)%
Cost of sales:
Cost of goods	(2,217.2)	(2,451.3)	(9.6)%
Cost of services	(384.7)	(374.9)	2.6%
Total cost of sales	(2,601.9)	(2,826.2)	(7.9)%
Gross profit	1,065.4	1,003.7	6.1%
Operating expenses:
Selling, general and administrative expenses	(460.2)	(550.7)	(16.4)%
Engineering expenses	(87.2)	(91.7)	(4.9)%
Amortization expense	(141.3)	(93.4)	51.3%
Total operating expenses	(688.7)	(735.8)	(6.4)%
Income from operations	376.7	267.9	40.6%
Other income and expenses:
Interest expense, net	(104.7)	(103.0)	1.7%
Other income (expense), net	(8.5)	(6.1)	39.3%
Income from operations before income taxes	263.5	158.8	65.9%
Income tax expense	(66.5)	(60.0)	10.8%
Net income	197.0	98.8	99.4%
Less: Net loss attributable to noncontrolling interest	1.4	0.9	55.6%
Net income attributable to Wabtec shareholders	198.4	99.7	99.0%
The following table shows the major components of the change in sales in the six months ended June 30, 2020 from the six months ended June 30, 2019:

In millions	Freight Segment	Transit Segment	Total
First Six Months of 2019 Net Sales	2,441.8	1,388.1	3,829.9
Acquisitions	524.8	3.0	527.8
Foreign Exchange	(39.0)	(28.0)	(67.0)
Organic	(421.9)	(201.5)	(623.4)
First Six Months of 2020 Net Sales	2,505.7	1,161.6	3,667.3
Results of operations were negatively impacted during the six months ended June 30, 2020 as a result of the COVID-19 pandemic. Management’s discussion below includes analysis as to the impact of the COVID-19 pandemic where it could be explicitly identified; however, in many instances it is difficult to quantify with a high level of certainty the negative impact the COVID-19 pandemic had on our net sales, cost of goods, operating expenses, interest expense, and income tax expense.
Net sales
Net sales for the six months ended June 30, 2020 decreased by $163 million, or 4.2%, to $3.7 billion. The decrease is primarily due to an organic decrease of $422 million in the Freight Segment, due to lower locomotive Equipment sales, a decrease in Services sales due to lower freight rail volumes and an increase in parking of locomotives, particularly in North America and lower sales in Components due to a reduction of freight carbuilds in 2020 compared to 2019. The lower freight rail volumes and increased parking of locomotives is partially due to the COVID-19 pandemic and its impact on the economy. The Transit Segment experienced an organic decrease in sales of $202 million, primarily due to COVID-19 related production delays and reduced passenger traffic. The decrease is partially offset by sales from acquisitions of $528 million, mainly, the acquisition of GE Transportation. Unfavorable changes in foreign currency exchange rates reduced net sales by $67 million.
Cost of sales
Cost of sales decreased by $224 million to $2.6 billion in 2020 compared to $2.8 billion in 2019. The decrease is primarily due to the sales decreases discussed above. Cost of sales in for the six months of 2020 includes $19 million of restructuring costs, primarily for the exit of certain product lines, footprint rationalization and related headcount actions as part of the ongoing integration actions related to the GE Transportation acquisition and in response to the COVID-19 pandemic. Cost of sales in the first six months of 2019 included a $169 million charge related to purchase price accounting for the step-up of GE Transportation inventory. Excluding these charges in both years, cost of sales as a percentage of sales was 70.4% in 2020 and 69.4% in 2019, representing a 1.0% increase. The increase can be attributed to lower absorption of overhead costs due to the decrease in sales volumes primarily caused by the ongoing COVID-19 pandemic and an unfavorable sales mix partially offset by increased synergy savings related to the GE Transportation acquisition.
Operating expenses
Total operating expenses decreased $47 million to 18.8% of sales in the first six months of 2020 compared to 19.2% during the same period of 2019. Restructuring and transaction costs included in SG&A were $29 million and $90 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, SG&A expenses decreased $83 million related to acquisition synergy savings, reduced employee benefit costs, cost reduction initiatives and lower sales volumes, partially offset by $54 million of incremental expense from acquisitions. Engineering expense decreased $5 million due to cost control measures on research and development projects partially offset by incremental expense from acquisitions, and amortization expense increased $48 million, due to the acquisition of GE Transportation.
Interest expense, net
Interest expense, net, increased $1.7 million in the first six months of 2020 over the same period in 2019.
Other expense, net
Other expense, net, was $8.5 million in the second quarter of 2020 compared to $6.1 million in the same period of 2019.
Income taxes
The effective income tax rate was 25.2% and 37.7% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the effective rate is primarily the result of non-deductible transaction related expenses incurred during the six months ended June 30, 2019 as a result of the GE Transportation acquisition that did not recur in 2020 and an increase in estimated liabilities resulting from provisions of the Tax Cuts and Jobs Act that were recognized in 2019.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2020	2019	Percent Change
Net sales:
Sales of goods	$1,851.3	$1,957.5	(5.4)%
Sales of services	654.4	484.3	35.1%
Total net sales	2,505.7	2,441.8	2.6%
Cost of sales:
Cost of goods	(1,379.7)	(1,449.6)	(4.8)%
Cost of services	(371.7)	(352.3)	5.5%
Total cost of sales	(1,751.4)	(1,801.9)	(2.8)%

Gross profit	754.3	639.9	17.9%

Operating expenses	(451.1)	(391.5)	15.2%

Income from operations ($)	303.2	248.4	22.1%
Income from operations (%)	12.1%	10.2%
The following table shows the major components of the change in net sales for the Freight Segment in the first six months of 2020 from the first six months of 2019:

In millions
First Six Months of 2019 Net Sales	$2,441.8
Acquisitions	524.8
Change in Sales by Product Line:
Equipment	(237.4)
Components	(159.3)
Digital Electronics	18.4
Services	(43.6)
Foreign Exchange	(39.0)
First Six Months of 2020 Net Sales	$2,505.7
Net sales
Freight Segment sales increased by $64 million, or 2.6%, to $2.5 billion, primarily due to sales from acquisitions of $525 million partially offset by an organic decrease of $422 million due to lower locomotive Equipment sales, a decrease in Services sales due to lower freight rail volumes and an increase in parking of locomotives, particularly in North America and lower Components sales due to a reduction of freight carbuilds in 2020 compared to 2019. The lower freight rail volumes and increased parking of locomotives are partially due to the COVID-19 pandemic and its impact on the economy. Unfavorable foreign currency exchange rates decreased sales by $39 million.
Cost of sales
Freight Segment cost of sales decreased by $51 million to $1.8 billion in 2020. The decrease is attributable to the organic sales decrease discussed above, partially offset by $371 million of incremental cost of sales from acquisitions, mainly the acquisition of GE Transportation. The first six months of 2020 includes $14 million of restructuring costs, primarily for the exit of certain product lines, costs for site closures, and related headcount actions as part of the ongoing integration actions related to the GE Transportation acquisition and in response to the COVID-19 pandemic. The first six months of 2019 included a $169 million charge related to purchase price accounting for the step-up of GE Transportation inventory. Excluding these charges, cost of sales as a percentage of sales was 69.3% in 2020 and 66.9% in 2019, representing a 2.4% increase. The increase can be attributed to sales mix and lower absorption of overhead costs due to the decrease in organic sales volumes partially offset by increased synergy savings related to the GE Transportation acquisition and efforts to reduce costs in response to the COVID-19 pandemic.

Operating expenses
Freight Segment operating expenses increased $60 million, or 15.2%, in 2020 to 18.0% of sales, primarily due to increased amortization expense of $48 million, due to the acquisition of GE Transportation. Restructuring and transaction costs included in SG&A were $21 million and $16 million for the six months ending June 30, 2020 and 2019, respectively. SG&A expenses, excluding restructuring and transaction costs, increased $2 million due to $55 million in incremental expense from acquisitions, primarily GE Transportation, partially offset by a $53 million reduction in employee benefit costs and synergy savings. Additionally, engineering expense increased $5 million.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Six Months Ended June 30,
In millions	2020	2019	Percent Change
Net sales	$1,161.6	$1,388.1	(16.3)%
Cost of sales	(850.5)	(1,024.3)	(17.0)%
Gross profit	311.1	363.8	(14.5)%

Operating expenses	(202.3)	(241.3)	(16.2)%

Income from operations ($)	108.8	122.5	(11.2)%
Income from operations (%)	9.4%	8.8%
The following table shows the major components of the change in net sales for the Transit Segment in the first six months of 2020 from the first six months of 2019:

In millions
First Six Months of 2019 Net Sales	$1,388.1
Acquisitions	3.0
Change in Sales by Product Line:
Original Equipment Manufacturing	(140.2)
Aftermarket	(61.3)
Foreign Exchange	(28.0)
First Six Months of 2020 Net Sales	$1,161.6
Net sales
Transit Segment sales decreased by $227 million, or 16.3% primarily due to disruptions to our operations caused by the COVID-19 pandemic, particularly in Asia and Europe. This impact was felt in both the Original Equipment Manufacturing and Aftermarket product lines. Unfavorable foreign currency exchange rate changes decreased net sales by $28 million.
Cost of sales
Transit Segment cost of sales decreased by $174 million to $851 million in 2020 primarily due to the reduction in sales. The first six months of 2020 includes $5 million of restructuring costs, primarily for footprint rationalization in the UK. Excluding these costs, cost of sales as a percentage of sales was 72.8%, a 1.0% decrease over the comparable period in 2019. The decrease can be attributed to a favorable product mix shift towards more aftermarket spares which typically carry a higher margin and certain discrete project adjustments in 2019 that did not recur.
Operating expenses
Transit Segment operating expenses decreased $39 million to $202 million, or 16.2%, in the first six months of 2020 and remained consistent, as a percentage of sales compared to the same period in 2019. SG&A expenses decreased $30 million in 2020, primarily due to lower sales and cost savings initiatives put in place to offset the adverse impact of COVID-19 and reduced employee benefit costs. Engineering expense decreased $9 million due to cost savings measures put in place as a result of the COVID-19 pandemic and amortization expense remained consistent year over year.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Six Months Ended June 30,
In millions	2020	2019
Cash provided by (used for):
Operating activities	$228.6	$443.8
Investing activities	(98.2)	(3,040.4)
Financing activities	(123.5)	726.1
Operating activities In the first six months of 2020, cash provided by operations was $229 million compared to cash provided by operations of $444 million in the first six months of 2019. The major components of the decrease in operational cash flow were as follows: an unfavorable change in other assets and liabilities of $206 million primarily due to the timing of payments of accrued expenses and costs related to the GE Transportation acquisition, an unfavorable change in accrued liabilities and customer deposits of $124 million primarily due to the timing of customer advances, an unfavorable change in accounts payable of $77 million due to the timing of payments to suppliers, and an unfavorable change of $66 million in net income, after adjusting for the $169 million of inventory step-up charges incurred in the first six months of 2019 and a $4 million change in other non-cash items. These changes were offset by a favorable change in accounts receivable of $282 million mostly due to the timing of collections and the new receivables securitization program described below.
Investing activities In the first six months of 2020 and 2019, cash used for investing activities was $98 million and $3.0 billion, respectively. The major components of the cash outflow in 2020 were $68 million in additions to property, plant and equipment for investments in our facilities and manufacturing processes, and $40 million in net cash paid for acquisitions. This compares to $3.0 billion in net cash paid for acquisitions and $62 million in property, plant, and equipment for additions in the first six months of 2019. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first six months of 2020, cash used for financing activities was $124 million which included $2,093 million in proceeds from the Revolving Credit Facility, $2,059 million in repayments of debt on the Revolving Credit Facility, $105 million in stock repurchases and $46 million of dividend payments. In the first six months of 2019, cash provided by financing activities was $726 million, which included $2.3 billion in proceeds from the Revolving Credit Facility, $1,552 million in repayments of debt on the Revolving Credit Facility, and $34 million of dividend payments.
The COVID-19 pandemic had an adverse impact on cash from operating activities for the six months ended June 30, 2020, and management expects the COVID-19 pandemic to negatively impact cash from operations for the remainder of 2020. The extent and length of time in which the Company’s cash from operations will be negatively impacted is uncertain. Because of this uncertainty, the Company has taken prudent measures to decrease cash used for investing activities for the remainder of 2020. Additionally, the Company implemented new debt arrangements and a receivables securitization program (described below) as part of its liquidity planning. These measures further strengthen our liquidity position as we address the impacts of the COVID-19 pandemic. Management continues to monitor the rapidly evolving situation and will periodically reassess and adjust the Company’s cash management strategy as circumstances dictate.
As of June 30, 2020, the Company held approximately $588 million of cash and cash equivalents. Of this amount, approximately $49 million was held within the United States and approximately $539 million was held outside of the United States, primarily in Europe, India and China. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States.
Debt
On April 10, 2020 the Company entered into a new $600 million 364 day credit facility (“364 Day Facility”) maturing April 2021 with a group of banks which includes a $144.0 million revolving credit facility (“364 Day Revolver”) and a $456.0 million term loan (“364 Term Loan”). The agreement calls for interest at either a LIBOR-based rate, or a rate based on the prime lending rate of the agent bank, at the Company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type and substantially similar to our Senior Credit Facility. On June 12, 2020 the Company amended this 364 Day Facility maturity to July 9, 2021. The Company was in compliance with all of our covenants in the 364 Senior Credit Facility as of June 30, 2020. The obligations under the 364 Day Facility are guaranteed by certain of the Company's U.S. subsidiaries, as guarantors.

Subsequent to the end of the quarter the Company issued $500.0 million of 3.20% Senior Notes due in 2025 (the “2025 Notes”). The 2025 Notes were issued at 99.892% of face value. Interest on the 2025 Notes accrues at a rate of 3.20% per annum and is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2020. The proceeds were used to prepay the Floating Senior Notes due 2021. The Company incurred $1.5 million of deferred financing costs related to the issuance of the 2025 Notes. The Floating Senior Notes due 2021 are classified as current portion of long-term debt on the consolidated balance sheet at June 30, 2020, and were repaid on July 2, 2020.
Additional information with respect to Senior Notes, credit facilities and long-term debt is included in Note 8 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this report and incorporated by reference herein.
Revolving Receivables Program
In May 2020, the Company entered into a revolving agreement to transfer up to $150.0 million of certain receivables of certain subsidiaries of the Company (the "Originators") through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). Our bankruptcy-remote subsidiary holds additional receivables of $164.7 million at June 30, 2020 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at June 30, 2020 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations under the revolving agreement. None of the Company, the Originators, nor the bankruptcy remote subsidiary guarantees the collectability of the receivables under the revolving agreements.
Guarantor Summarized Financial Information
The obligations under the Company's Senior Notes, Senior Credit Facility, 364 Day Facility and 2025 Notes have been fully and unconditionally guaranteed by certain of the Company's U.S. subsidiaries. Each guarantor is 100% owned by the parent company, with the exception of GE Transportation, a Wabtec Company, which has 15,000 shares outstanding of Class A Non-Voting Preferred Stock held by General Electric Company.
The following tables present summarized financial information of the parent and the guarantor subsidiaries on a combined basis. The combined summarized financial information eliminates intercompany balances and transactions among the parent and guarantor subsidiaries and equity in earnings and investments in any Guarantor Subsidiaries or Non-Guarantor Subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and Guarantor Subsidiaries.
Summarized Statement of Income

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2020
Net sales	$2,038.8
Gross profit	401.6
Net income attributable to Wabtec shareholders	83.4
Summarized Balance Sheet

	Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
	Unaudited
In millions	June 30, 2020	December 31, 2019
Current assets	$1,144.3	$1,360.1
Noncurrent assets	1,920.2	1,974.3
Current liabilities	2,005.1	1,695.6
Long-term debt	3,757.0	4,321.8
Other non-current liabilities	497.9	539.2

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries with Non-Guarantor Subsidiaries.

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Six Months Ended June 30, 2020
Net sales to Non-Guarantor Subsidiaries	$324.1
Purchases from Non-Guarantor Subsidiaries	581.2

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	June 30, 2020
Amount due from Non-Guarantor Subsidiaries	$1,688.9
Company Stock Repurchase Plan
On February 7, 2020, the Board of Directors amended its stock repurchase authorization to $500 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $138 million remained. During the first three months of 2020, the Company purchased 1.6 million shares for $105 million, leaving $395 million remaining under the authorization. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility, the 364 Day Facility and the Senior Notes currently outstanding. Subsequent to the end of the first quarter of fiscal 2020, to enhance our liquidity position in response to COVID-19, management elected to temporarily suspend share repurchases under our existing stock repurchase program. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
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
Critical Accounting Policies
A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, warranty reserves, pensions and postretirement benefits, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect interest expense associated with its variable-rate debt and refinancing or issuance of incremental fixed rate debt. The Company’s variable rate debt represents 33% and 32% of total long-term debt at June 30, 2020 and December 31, 2019, respectively. Refer to Note 8 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first six months of 2020, approximately 44% of Wabtec’s net sales were to customers in the United States, 13% in the Eurozone, 7% in Egypt, 5% in India, 5% in Canada, 4% in Australia, 4% in the United Kingdom, 3% in Brazil, 3% in Mexico, 3% in China, and 9% in other international locations. To mitigate the impact of changes in foreign currency exchange rates on earnings and cash flows, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4. CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2020. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2020:

Issuer Purchases of Common Stock
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 2020	—	$—	—	$394,746,349
May 2020	—	$—	—	$394,746,349
June 2020	—	$—	—	$394,746,349
Total quarter ended June 30, 2020	—	$—	—	$394,746,349
(1) On February 7, 2020, the Board of Directors amended its stock repurchase authorization to $500 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million, of which $137.8 million remained. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility, the 364 Day Facility and the Senior Notes currently outstanding. Subsequent to the end of the first quarter of fiscal 2020, to enhance our liquidity position in response to COVID-19, management elected to temporarily suspend share repurchases under our existing stock repurchase program. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.

Item 4. MINE SAFETY DISCLOSURES
Not Applicable

Item 6. EXHIBITS
The following exhibits are being filed with this report:

22.1	List of Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	July 29, 2020