Form 10-Q
period 2020-09-30
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2020-10-29
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 23, 2020, there were 190,326,442 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
September 30, 2020
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$559.3	$604.2
Accounts receivable	1,020.0	1,149.9
Unbilled accounts receivables	413.5	514.0
Inventories	1,779.7	1,773.1
Other current assets	163.7	150.9
Total current assets	3,936.2	4,192.1
Property, plant and equipment	2,283.6	2,216.0
Accumulated depreciation	(679.9)	(560.2)
Property, plant and equipment, net	1,603.7	1,655.8
Other Assets
Goodwill	8,366.1	8,360.6
Other intangibles, net	3,889.6	4,104.0
Other noncurrent assets	648.8	631.7
Total other assets	12,904.5	13,096.3
Total Assets	$18,444.4	$18,944.2
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$962.0	$1,157.5
Customer deposits	640.9	604.2
Accrued compensation	243.9	343.8
Accrued warranty	223.0	226.5
Current portion of long-term debt	454.8	95.7
Other accrued liabilities	704.0	830.3
Total current liabilities	3,228.6	3,258.0
Long-term debt	3,799.9	4,333.6
Accrued postretirement and pension benefits	106.1	113.0
Deferred income taxes	163.1	145.3
Contingent consideration	300.5	291.8
Other long-term liabilities	793.8	808.9
Total Liabilities	8,392.0	8,950.6
Commitments and contingencies (Note 15)
Equity
Convertible preferred stock, $.01 par value; 1.0 shares authorized, no shares issued and outstanding, at September 30, 2020 and December 31, 2019	—	—
Common stock, $.01 par value; 500.0 shares authorized: 226.9 and 226.9 shares issued and 190.3 and 191.7 outstanding at September 30, 2020 and December 31, 2019, respectively	2.0	2.0
Additional paid-in capital	7,882.3	7,877.2
Treasury stock, at cost, 36.6 and 35.2 shares, at September 30, 2020 and December 31, 2019, respectively	(909.4)	(807.1)
Retained earnings	3,524.2	3,267.0
Accumulated other comprehensive loss	(482.2)	(382.6)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,016.9	9,956.5
Noncontrolling interest	35.5	37.1
Total Equity	10,052.4	9,993.6
Total Liabilities and Equity	$18,444.4	$18,944.2
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2020	2019	2020	2019

Net sales:
Sales of goods	$1,543.6	$1,605.4	$4,540.5	$4,932.4
Sales of services	321.5	396.3	991.9	899.2
Total net sales	1,865.1	2,001.7	5,532.4	5,831.6
Cost of sales:
Cost of goods	(1,109.9)	(1,184.1)	(3,327.1)	(3,635.4)
Cost of services	(189.0)	(218.2)	(573.7)	(593.1)
Total cost of sales	(1,298.9)	(1,402.3)	(3,900.8)	(4,228.5)
Gross profit	566.2	599.4	1,631.6	1,603.1
Operating expenses:
Selling, general and administrative expenses	(252.7)	(292.2)	(712.9)	(842.9)
Engineering expenses	(36.5)	(58.6)	(123.7)	(150.3)
Amortization expense	(70.3)	(79.5)	(211.6)	(172.9)
Total operating expenses	(359.5)	(430.3)	(1,048.2)	(1,166.1)
Income from operations	206.7	169.1	583.4	437.0
Other income and expenses:
Interest expense, net	(45.6)	(57.7)	(150.3)	(160.8)
Other income (expense), net	14.3	1.9	5.8	(4.1)
Income from operations before income taxes	175.4	113.3	438.9	272.1
Income tax expense	(46.9)	(22.7)	(113.4)	(82.6)
Net income	128.5	90.6	325.5	189.5
Less: Net (income) loss attributable to noncontrolling interest	(0.4)	0.5	1.0	1.5
Net income attributable to Wabtec shareholders	128.1	91.1	326.5	191.0

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.67	$0.48	$1.71	$1.17
Diluted
Net income attributable to Wabtec shareholders	$0.67	$0.48	$1.71	$1.11

Weighted average shares outstanding
Basic	189.8	189.6	190.1	163.2
Diluted	190.2	191.5	190.6	172.2

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019

Net income attributable to Wabtec shareholders	$128.1	$91.1	$326.5	$191.0
Foreign currency translation gain (loss)	53.8	(181.1)	(98.4)	$(208.9)
Unrealized gain (loss) on derivative contracts	2.8	0.2	1.8	$(4.0)
Unrealized (loss) gain on pension benefit plans and post-retirement benefit plans	(0.6)	2.2	(3.5)	(0.1)
Other comprehensive income (loss) before tax	56.0	(178.7)	(100.1)	(213)
Income tax (expense) benefit related to components of other comprehensive income	(0.5)	(0.7)	0.4	1.0
Other comprehensive income (loss), net of tax	55.5	(179.4)	(99.7)	(212.0)
Comprehensive income (loss) attributable to Wabtec shareholders	$183.6	$(88.3)	$226.8	$(21.0)

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended September 30,
In millions	2020	2019

Operating Activities
Net income	$325.5	$189.5
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	353.3	289.3
Stock-based compensation expense	17.6	36.1
Below market intangible amortization	(67.9)	(29.9)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	245.2	(32.3)
Inventories	7.8	58.7
Accounts payable	(203.4)	(146.5)
Accrued income taxes	17.9	14.5
Accrued liabilities and customer deposits	(76.3)	18.8
Other assets and liabilities	(161.6)	169.5
Net cash provided by operating activities	458.1	567.7
Investing Activities
Purchase of property, plant and equipment	(98.7)	(112.6)
Proceeds from disposal of assets and businesses	19.1	3.4
Acquisitions of businesses, net of cash acquired	(40.3)	(3,000.6)
Net cash used for investing activities	(119.9)	(3,109.8)
Financing Activities
Proceeds from debt	2,936.0	2,955.5
Payments of debt	(3,117.1)	(2,064.6)
Repurchase of stock	(105.3)	—
Cash dividends	(69.2)	(58.2)
Other financing activities	(5.2)	(15.6)
Net cash (used for) provided by financing activities	(360.8)	817.1
Effect of changes in currency exchange rates	(22.3)	(29.9)
Decrease in cash	(44.9)	(1,754.9)
Cash, cash equivalents, and restricted cash, beginning of period	604.2	2,342.3
Cash and cash equivalents, end of period	$559.3	$587.4

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Treasury Stock	Treasury Stock	Retained	Accumulated Other	Non-controlling
In millions, except per share data	Shares	Amount	Capital	Shares	Amount	Earnings	Comprehensive Loss	Interest	Total
Balance, December 31, 2019	226.9	$2.0	$7,877.2	(35.3)	$(807.1)	$3,267.0	$(382.6)	$37.1	$9,993.6
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.0)	—	—	(23.0)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(7.9)	0.2	2.2	—	—	—	(5.7)
Stock based compensation	—	—	10.0	—	—	—	—	—	10.0
Net income (loss)	—	—	—	—	—	111.6	—	(0.4)	111.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(178.0)	—	(178.0)
Stock repurchase	—	—	—	(1.6)	(105.3)	—	—	—	(105.3)
Other owner changes	—	—	(4.3)	—	—	—	—	(0.8)	(5.1)
Balance, March 31, 2020	226.9	$2.0	$7,875.0	(36.7)	$(910.2)	$3,355.6	$(560.6)	$35.9	$9,797.7
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.4)	—	—	(23.4)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(0.6)	0.1	0.9	—	—	—	0.3
Stock based compensation	—	—	(2.7)	—	—	—	—	—	(2.7)
Net income (loss)	—	—	—	—	—	86.8	—	(1.0)	85.8
Other comprehensive income, net of tax	—	—	—	—	—	—	22.8	—	22.8
Other owner changes	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2020	226.9	$2.0	$7,871.7	(36.6)	$(909.3)	$3,419.0	$(537.8)	$35.0	$9,880.6
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(22.8)	—	—	(22.8)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	0.4	—	(0.1)	—	—	—	0.3
Stock based compensation	—	—	10.2	—	—	—	—	—	10.2
Net income	—	—	—	—	—	128.0	—	0.5	128.5
Other comprehensive income, net of tax	—	—	—	—	—	—	55.6	—	55.6
Balance, September 30, 2020	226.9	$2.0	$7,882.3	(36.6)	$(909.4)	$3,524.2	$(482.2)	$35.5	$10,052.4

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
	Common Stock	Common Stock	Additional Paid-in	Treasury Stock	Treasury Stock	Retained	Accumulated Other	Non-controlling
In millions, except per share data	Shares	Amount	Capital	Shares	Amount	Earnings	Comprehensive Loss	Interest	Total
Balance, December 31, 2018	132.3	$1.3	$914.6	(35.7)	$(816.1)	$3,022.0	$(256.6)	$3.9	$2,869.1
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(11.7)	—	—	(11.7)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(14.4)	0.4	8.9	—	—	—	(5.5)
Stock based compensation	—	—	8.5	—	—	—	—	—	8.5
Net (loss) income	—	—	—	—	—	(4.5)	—	0.5	(4.0)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(52.4)	—	(52.4)
Acquisitions, net	65.8	0.7	6,887.6	—	—	—	—	86.7	6,975.0
Other owner changes	—	—	—	—	—	—	—	1.4	1.4
Balance, March 31, 2019	198.1	$2.0	$7,796.3	$(35.3)	$(807.2)	$3,005.8	$(309.0)	$92.5	$9,780.4
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(22.6)	—	—	(22.6)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(4.6)	0.1	1.6	—	—	—	(3.0)
Stock based compensation	—	—	15.4	—	—	—	—	—	15.4
Net income (loss)	—	—	—	—	—	104.1	—	(1.4)	102.7
Other comprehensive income, net of tax	—	—	—	—	—	—	19.8	—	19.8
Acquisitions, net	—	—	—	—	—	—	—	(56.2)	(56.2)
Other owner changes	25.3	—	—	—	—	—	—	(1.6)	(1.6)
Balance, June 30, 2019	223.4	$2.0	$7,807.1	$(35.2)	$(805.6)	$3,087.3	$(289.2)	$33.3	$9,834.9
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.9)	—	—	(23.9)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(3.5)	(0.1)	(2.0)	—	—	—	(5.5)
Stock based compensation	—	—	12.2	—	—	—	—	—	12.2
Net income (loss)	—	—	—	—	—	91.4	—	(0.6)	90.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(179.4)	—	(179.4)
Acquisitions, net	—	—	—	—	—	—	—	0.1	0.1
Other owner changes	3.5	—	—	—	—	—	—	0.2	0.2
Balance, September 30, 2019	226.9	$2.0	$7,815.8	$(35.3)	$(807.6)	$3,154.8	$(468.6)	$33.0	$9,729.4

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first nine months of 2020, approximately 58% of the Company’s revenues came from customers outside the United States.
On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus, known as COVID-19, as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Our top concern is, and remains, the health and well-being of our employees around the world. To date, COVID-19 has surfaced in nearly all regions around the world and has impacted our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. The outbreak and preventive measures taken to help curb the spread, including temporary plant closures in China, India, Italy and other countries where outbreaks and stay-at-home orders were most prevalent, had an adverse impact on our operations and business results for the first nine months of 2020.

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
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled Accounts Receivable” while the noncurrent contract assets are classified as other assets under the caption "Other Noncurrent Assets" on the consolidated balance sheet. Noncurrent contract assets were $103.8 million at September 30, 2020 and $109.4 million at December 31, 2019, respectively. Included in noncurrent contract assets are certain costs that are specifically related to a contract, however, do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer Deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other Long-Term Liabilities" on the consolidated balance sheet. Noncurrent contract liabilities were $67.5 million at September 30, 2020 and $77.0 million at December 31, 2019. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were $101.3 million and $118.5 million at September 30, 2020 and December 31, 2019, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other Accrued Liabilities” on the consolidated balance sheet.
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
Remaining performance obligations represent the transaction price of firm customer orders subject to standard industry cancellation provisions and substantial scope-of-work adjustments. As of September 30, 2020, the Company's remaining performance obligations were $20.5 billion. The Company expects to recognize revenue of approximately 25% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
Revolving Receivables Program In May 2020, the Company entered into a revolving agreement to transfer up to $150.0 million of certain receivables of certain subsidiaries of the Company (the "Originators") through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, we sell additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The sold receivables are fully guaranteed by our bankruptcy-remote subsidiary which holds additional receivables of $191.7 million at September 30, 2020 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at September 30, 2020 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations' under the revolving agreement. None of the Company nor the Originators guarantees the collectability of the receivables under the revolving agreements.
The following table sets forth a summary of receivables sold:

In millions	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Gross receivables sold/cash proceeds received	$289.1	$583.0
Collections reinvested under revolving agreement	291.6	485.5
Net cash proceeds (remitted) received	$(2.5)	$97.5
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
Goodwill and Intangibles Assets Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present. The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually which will occur in the fourth quarter of 2020. The Company has identified three reporting units for purposes of testing goodwill for impairment. Two reporting units exist within the freight segment and the transit segment is also a reporting unit. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed, and also tests for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Periodically, management of the Company assesses whether or not an indicator of impairment is present that would necessitate an impairment analysis be performed.
As a result of the COVID-19 pandemic and the uncertainty surrounding the global economy, the Company's stock price was highly volatile especially during the first half of 2020. The Company considered the Company's stock price volatility combined with overall macroeconomic conditions and concluded that it was not more likely than not that the fair value of its three reporting units declined below their carrying value and therefore an interim quantitative impairment test was not required during the first nine months of 2020. The present uncertainty surrounding the global economy due to the COVID-19 pandemic increases the likelihood that adverse changes could occur in key assumptions used to determine the fair value of reporting units like sales estimates, cost factors, discount rates and stock price resulting in interim quantitative goodwill impairment tests and non-cash goodwill impairments in future periods.
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
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2020 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2019	$(308.6)	$(3.3)	$(70.7)	$(382.6)
Other comprehensive loss before reclassifications	(98.4)	1.4	(4.8)	(101.8)
Amounts reclassified from accumulated other comprehensive income	—	—	2.2	2.2
Net current period other comprehensive income (loss)	(98.4)	1.4	(2.6)	(99.6)
Balance at September 30, 2020	$(407.0)	$(1.9)	$(73.3)	$(482.2)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2020 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined benefit plan items
Amortization of initial net obligation and prior service cost	$(0.4)	Other income (expense), net
Amortization of net loss	1.4	Other income (expense), net
	1.0	Other income (expense), net
	(0.3)	Income tax expense
	$0.7	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined benefit plan items
Amortization of initial net obligation and prior service cost	$(1.1)	Other income (expense), net
Amortization of net loss	4.1	Other income (expense), net
	3.0	Other income (expense), net
	(0.8)	Income tax expense
	$2.2	Net income

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2019 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2018	$(202.2)	$(0.1)	$(54.3)	$(256.6)
Other comprehensive loss before reclassifications	(208.9)	(3.0)	(1.7)	(213.6)
Amounts reclassified from accumulated other comprehensive income	—	—	1.6	1.6
Net current period other comprehensive income (loss)	(208.9)	(3.0)	(0.1)	(212.0)
Balance at September 30, 2019	$(411.1)	$(3.1)	$(54.4)	$(468.6)
Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2019 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined benefit plan items
Amortization of initial net obligation and prior service cost	$(0.4)	Other income (expense), net
Amortization of net loss	1.1	Other income (expense), net
	0.7	Other income (expense), net
	(0.2)	Income tax expense
	$0.5	Net income
Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2019 are as follows:

In millions	Amount reclassified from accumulated other comprehensive income	Affected line item in the Condensed Consolidated Statements of Income
Amortization of defined benefit plan items
Amortization of initial net obligation and prior service cost	$(1.1)	Other income (expense), net
Amortization of net loss	3.3	Other income (expense), net
	2.2	Other income (expense), net
	(0.6)	Income tax expense
	$1.6	Net income

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
Total future consideration to be paid by Wabtec to GE includes a fixed payment of $470.0 million, which is directly related to the timing of tax benefits expected to be realized by Wabtec as a result of the acquisition of GE Transportation. This payment is considered contingent consideration because the timing of cash payments to GE is directly related to the future timing of tax benefits received by the Company as a result of the acquisition of GE Transportation. The total value of the consideration paid, and to be paid, by Wabtec in the acquisition transactions is approximately $10.3 billion, including the cash paid for the Direct Sale assets, equity transferred for SpinCo, contingent consideration, assumed debt and net of cash acquired. The consideration is based on the Company’s closing share price of $73.36 on February 22, 2019 and the fair value of the contingent consideration.
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
Costs related to the acquisition and integration of GE Transportation were approximately $30.9 million for the nine months ended September 30, 2020 and are included in selling, general and administrative expenses on the consolidated statements of income.
The Company also made smaller acquisitions not listed above which are individually and collectively immaterial.

The following unaudited pro forma consolidated financial information presents income statement results as if the GET acquisition listed above had occurred on January 1, 2019:

Nine Months Ended September 30, 2019
In millions, except per share data
Net sales	$6,307.2
Gross profit	1,668.4
Net income attributable to Wabtec shareholders	141.5
Diluted earnings per share
As Reported	$1.11
Pro forma	$0.74

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	September 30, 2020	December 31, 2019
Raw materials	$737.7	$786.4
Work-in-progress	357.9	374.0
Finished goods	684.1	612.7
Total inventories	$1,779.7	$1,773.1

5. INTANGIBLES
The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2019	$6,876.6	$1,484.0	$8,360.6
Additions / opening balance sheet adjustments	(3.5)	—	(3.5)
Disposals	(5.6)	—	(5.6)
Foreign currency impact	(29.9)	44.5	14.6
Balance at September 30, 2020	$6,837.6	$1,528.5	$8,366.1
As of September 30, 2020 and December 31, 2019, the Company’s trade names had a net carrying amount of $627.6 million and $623.1 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In millions	September 30, 2020	December 31, 2019

Intellectual property, patents, and other intangibles, net of accumulated amortization of $198.2 and $123.8	$1,032.3	$1,108.9
Backlog, net of accumulated amortization of $177.7 and $92.0	1,248.5	1,342.1
Customer relationships, net of accumulated amortization of $254.2 and $212.9	981.2	1,029.9
Total	$3,262.0	$3,480.9
The weighted average remaining useful life of backlog, intellectual property, customer relationships and other intangibles were 13 years, 12 years, 17 years and 9 years, respectively. The backlog intangible primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation. Amortization expense for intangible assets was $70.3 million and $211.6 million for the three and nine months ended September 30, 2020 and $79.5 million and $172.9 million for the three and nine months ended September 30, 2019, respectively.

Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2020	$69.5
2021	277.7
2022	277.1
2023	276.7
2024	267.2

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
The change in the carrying amount of contract assets and contract liabilities for the nine months ended September 30, 2020 and 2019 is as follows:

	Contract Assets
In millions	2020	2019
Balance at beginning of year	$623.4	$345.6
Acquisitions	4.1	217.4
Recognized in current year	759.2	445.1
Reclassified to accounts receivable	(868.7)	(415.7)
Foreign currency impact	(0.7)	(12.7)
Balance at September 30,	$517.3	$579.7

	Contract Liabilities
In millions	2020	2019
Balance at beginning of year	$799.7	$444.8
Acquisitions	6.9	314.7
Recognized in current year	589.1	781.3
Amounts in beginning balance reclassified to revenue	(430.0)	(412.9)
Current year amounts reclassified to revenue	(152.6)	(270.3)
Foreign currency impact	(3.3)	(12.3)
Balance at September 30,	$809.8	$845.3
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

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Operating lease expense	$14.1	$13.6	$42.9	$40.4
Finance lease expense amortization of leased assets	0.3	0.3	0.9	0.9
Short-term and variable lease expense	—	0.2	0.1	0.5
Sublease income	(0.1)	(0.1)	(0.3)	(0.4)
Total	$14.3	$14.0	$43.6	$41.4
Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases	Finance Leases	Total
Remaining 2020	$14.2	$0.1	$14.3
2021	51.1	0.4	51.5
2022	43.9	0.2	44.1
2023	37.7	0.2	37.9
2024	32.9	0.1	33.0
Thereafter	100.1	0.2	100.3
Total lease payments	279.9	1.2	281.1
Less: Present value discount	(25.4)	—	(25.4)
Present value lease liabilities	$254.5	$1.2	$255.7
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of lease liabilities:

September 30, 2020
Weighted-average remaining lease term (years)
Operating leases	7.4
Finance leases	4.5
Weighted-average discount rate
Operating leases	2.9%
Finance leases	1.5%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective	September 30, 2020		December 31, 2019
In millions	Interest Rate	Book Value	Fair Value [1]	Book Value	Fair Value [1]
Senior Credit and 364 Day Facility:
U.S. dollar-denominated Term Loans, net of unamortized debt issuance costs of $1.3 and $1.1	2.3%	754.7	754.7	684.7	684.7
Multi-Currency Revolving loan facility net of unamortized debt issuance costs of $1.1 and $0.9	1.5%	—	—	231.5	231.5
Floating Senior Notes, due 2021, net of unamortized debt issuance costs of $0 and $2.0	—%	—	—	498.0	500.0
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $0.7 and $0.9	4.5%	249.3	263.9	249.1	263.9
4.15% Senior Notes, due 2024, net of unamortized debt issuance costs of $4.7 and $5.7	4.6%	745.3	810.4	744.3	805.5
3.20% Senior Notes, due 2025, net of unamortized debt discount and debt issuance costs of $4.6 and $0	3.4%	495.4	523.8	—	—
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $1.3 and $1.5	3.5%	748.7	793.7	748.5	759.1
4.70% Senior Notes, due 2028, net of unamortized debt issuance costs of $8.5 and $9.2	5.0%	1,241.5	1,448.2	1,240.8	1,378.3
Other Borrowings		19.8	19.8	32.4	32.4
Total		4,254.7	4,614.5	4,429.3	4,655.4
Less - current portion		454.8		95.7
Long-term portion		$3,799.9		$4,333.6
1. See Note 14 for information on the fair value measurement of the Company's long-term debt.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of September 30, 2020 and December 31, 2019, the Company had total unamortized debt issuance costs of $22.2 million and $21.3 million, respectively.
At September 30, 2020, the weighted average interest rate on the Company’s variable rate debt was 2.3%.
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
The Company was in compliance with all of our covenants in the Senior Credit Facility as of September 30, 2020.
364 Day Facility
On April 10, 2020 the Company entered into a new $600.0 million 364 day credit facility (“364 Day Facility”) maturing April 2021 with a group of banks which includes a $144.0 million revolving credit facility and a $456.0 million term loan. The agreement calls for interest at either a LIBOR-based rate, or a rate based on the prime lending rate of the agent bank, at the Company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type and substantially similar to our existing Senior Credit Facility. The obligations under the 364 Day Facility are guaranteed by certain of the Company's U.S. subsidiaries, as guarantors.
On June 12, 2020 the Company amended this 364 Day Facility maturity to July 9, 2021. The Company was in compliance with all of its covenants in the 364 Day Facility as of September 30, 2020.
The following table presents availability under the Revolving Facilities:

(in millions)	Revolving Credit Facility	364 Day Revolver
Maximum Availability	$1,200.0	$144.0
Outstanding Borrowings	—	—
Letters of Credit Under Revolving Facility	19.5	—
Current Availability	$1,180.5	$144.0
Senior Notes
The "Senior Notes" comprise the 4.375% Senior Notes due 2023, 4.15% Senior Notes due 2024, 3.20% Senior Notes due 2025, 3.45% Senior Notes due 2026 and 4.70% Senior Notes due 2028. Interest on the fixed-rate Senior Notes is payable semi-annually. The Company may redeem each series of the notes at any time in whole or from time to time in part in accordance with the provisions of the indenture, under which such series of notes was issued. Each of the Senior Notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The Senior Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company.
On June 29, 2020 the Company issued $500.0 million of 3.20% Senior Notes due in 2025 (the "2025 Notes"). The 2025 Notes were issued at 99.892% of face value. Interest on the 2025 Notes accrues at a rate of 3.20% per annum and is payable semi-annually on June 15 and December 15 of each year beginning December 15, 2020. The proceeds were used to redeem the Floating Rate Senior Notes due 2021. The Company incurred $1.5 million of deferred financing costs related to the issuance of the 2025 Notes.
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

9. STOCK-BASED COMPENSATION
As of September 30, 2020, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 15, 2030 and provides a maximum of 9,100,000 shares for grants or awards, plus any shares which remain available under the 2000

Plan. The amendment and restatement of the 2011 Plan was approved by stockholders of Wabtec on May 15, 2020. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $12.0 million and $11.8 million for the three months ended September 30, 2020 and 2019, respectively. Stock-based compensation expense was $17.6 million and $36.1 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $40.6 million.
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
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the nine months ended September 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2019	588,024	$63.36	5.7	$8.5
Granted	135,006	77.91
Exercised	(21,662)	38.97
Canceled	(82,230)	73.41
Outstanding at September 30, 2020	619,138	66.35	5.8	3.7
Exercisable at September 30, 2020	392,928	54.51	4.5	3.7
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Dividend yield	0.60%	0.66%
Risk-free interest rate	1.53%	2.60%
Stock price volatility	28.1%	25.8%
Expected life (years)	5.0	5.0
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of September 30, 2020, the Company estimates that it will achieve 50%, 75% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2020, 2021, and 2022, respectively, and has recorded incentive compensation expense accordingly. If the estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.

Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.
The following table summarizes the restricted stock activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan, and incentive stock units activity for the 2011 Plan and the 2000 Plan with related information for the nine months ended September 30, 2020:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	791,031	572,002	$73.64
Granted	226,402	247,443	76.67
Vested	(291,332)	(147,069)	77.47
Adjustment for incentive stock awards expected to vest	—	(176,298)	71.84
Canceled	(63,608)	(52,240)	72.47
Outstanding at September 30, 2020	662,493	443,838	73.83

10. INCOME TAXES
The overall effective tax rate was 26.7% and 25.8% for the three and nine months ended September 30, 2020 respectively and 20.0% and 30.4% for the three and nine months ended September 30, 2019, respectively.
The increase in the effective rate for the three months ended September 30, 2020 is primarily the result of a beneficial adjustment of non-deductible transaction related expenses incurred during the three months ended September 30, 2019 as a result of the GE Transportation acquisition that did not recur in 2020 and tax expense resulting from an internal restructuring which was recognized during the three months ended September 30, 2020.
The decrease in the effective rate for the nine months ended September 30, 2020 is primarily the result of non-deductible transaction related expenses incurred during the nine months ended September 30, 2019 as a result of the GE Transportation acquisition that did not recur in 2020 and a decrease in the estimated liabilities resulting from provisions of the Tax Cuts and Jobs Act that were recognized in 2019.
As of September 30, 2020, the liability for income taxes associated with uncertain tax positions was $12.9 million, of which $11.3 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2019, the liability for income taxes associated with unrecognized tax benefits was $17.2 million, of which $17.2 million, if recognized, would favorably affect the Company's effective tax rate.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $3.0 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.
In response to the COVID-19 pandemic, legislation concerning taxes was passed during the nine months ended September 30, 2020. While we are continuing to assess the impact of the legislation on our tax planning strategies, we do not expect there to be a material impact to our consolidated financial statements at this time.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended September 30,
In millions, except per share data	2020	2019
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$128.1	$91.1
Less: dividends declared - common shares and non-vested restricted stock	(22.8)	(23.0)
Undistributed earnings	105.3	68.1
Percentage allocated to common shareholders (1)	99.8%	99.7%
	105.1	67.9
Add: dividends declared - common shares	22.8	23.0
Numerator for basic earnings per common share	127.9	90.9
Numerator for diluted earnings per common share	127.9	90.9
Denominator
Denominator for basic earnings per common share - weighted average shares	189.8	189.6
Effect of dilutive securities:
Assumed conversion of preferred shares	—	1.5
Assumed conversion of dilutive stock-based compensation plans	0.4	0.4
Denominator for diluted earnings per common share adjusted weighted average shares and assumed conversion	190.2	191.5
Net income attributable to Wabtec shareholders per common share
Basic	$0.67	$0.48
Diluted	$0.67	$0.48

(1) Basic weighted-average common shares outstanding	189.8	189.6
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	190.3	190.1
Percentage allocated to common shareholders	99.8%	99.7%

	Nine Months Ended September 30,
In millions, except per share data	2020	2019
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$326.5	$191.0
Less: dividends declared - common shares and non-vested restricted stock	(68.7)	(57.3)
Undistributed earnings	257.8	133.7
Percentage allocated to common shareholders (1)	99.7%	99.7%
	257.0	133.3
Add: dividends declared - common shares	68.5	57.2
Less: dividends declared - preferred shares	—	(0.4)
Numerator for basic earnings per common share	325.5	190.1
Add: dividends declared - preferred shares	—	0.4
Numerator for diluted earnings per common share	325.5	190.5
Denominator
Denominator for basic earnings per common share - weighted average shares	190.1	163.2
Effect of dilutive securities:
Assumed conversion of preferred shares	—	8.6
Assumed conversion of dilutive stock-based compensation plans	0.5	0.4
Denominator for diluted earnings per common share adjusted weighted average shares and assumed conversion	190.6	172.2
Net income attributable to Wabtec shareholders per common share
Basic	$1.71	$1.17
Diluted	$1.71	$1.11

(1) Basic weighted-average common shares outstanding	190.1	163.2
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	190.6	163.7
Percentage allocated to common shareholders	99.7%	99.7%
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

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In millions	2020	2019
Balance at beginning of year	$267.7	$153.7
Acquisitions	4.3	108.2
Warranty expense	86.8	81.9
Warranty claim payments	(95.7)	(93.1)
Foreign currency impact/other	1.7	(4.1)
Balance at September 30	$264.8	$246.6

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
Hedging Activities In the normal course of business, we are exposed to interest rate, commodity price and foreign currency exchange rate fluctuations. At times, we mitigate these risk exposures through the use of derivatives such as cross-

currency swaps, foreign currency forward contracts, interest rate swaps, commodity forwards and futures. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.
Foreign Currency Exchange Risk
The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three and nine months ended September 30, 2020 and 2019, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other expense, net. The net gain related to these contracts was $2.7 million for the nine months ended September 30, 2020. These contracts are scheduled to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of September 30, 2020:

	Fair Value		Gross Notional Amount
In millions	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	$20.0	$0.7	$1,907.8	$5.9
Other current liabilities	—	(3.1)	—	296.0
Cross-currency Swaps
Other current liabilities	(29.7)	—	581.6	—
Total	$(9.7)	$(2.4)	$2,489.4	$301.9
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
Interest Rate Risk
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the nine months ended September 30, 2020 the amounts reclassified into income were not material.
Commodity Price Risk
The Company may use commodity forward contracts and futures to mitigate its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the nine months ended September 30, 2020 the amounts recognized as income or expense were not material.

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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2020 which are included in other current assets and liabilities on the Consolidated Balance sheet:

		Fair Value Measurements at September 30, 2020 Using
	Total Carrying Value at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2020	(Level 1)	(Level 2)	(Level 3)
Foreign Exchange Contracts
Other current assets	$20.7	$—	$20.7	$—
Other current liabilities	(3.1)	—	(3.1)	—
Cross-Currency Swap Agreement
Other Current Liabilities	(29.7)	—	(29.7)	—

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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at September 30, 2020 and December 31, 2019. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy and includes $160.0 million classified as "Other accrued liabilities" on the Company's consolidated balance sheet and $300.5 million in long-term liabilities classified as "Contingent consideration" on the Company's consolidated balance sheet. The fair value approximates the carrying value at September 30, 2020.

15. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Further information and detail on these claims are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in Note 20 therein, filed on February 24, 2020. During the first nine months of 2020, there were no material changes to the information described in the Form 10-K related to claims arising from asbestos exposure.
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
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed. Xorail is in the final stages of successfully implementing a recovery plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $36.8 million through July 31, 2017 and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system and implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved the modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements; a jury trial began September 21, 2020, and is ongoing. DTC’s complaint generally supports Xorail’s position and does not name or implicate Xorail; DTC has not updated its notices against Xorail, nor have they filed any formal claim against Xorail.
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
Segment financial information for the three months ended September 30, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,237.3	$627.8	$—	$1,865.1
Intersegment sales/(elimination)	10.9	7.8	(18.7)	—
Total sales	$1,248.2	$635.6	$(18.7)	$1,865.1
Income (loss) from operations	$160.2	$64.1	$(17.6)	$206.7
Interest expense and other, net	—	—	(31.3)	(31.3)
Income (loss) from operations before income taxes	$160.2	$64.1	$(48.9)	$175.4
Segment financial information for the three months ended September 30, 2019 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,332.5	$669.2	$—	$2,001.7
Intersegment sales/(elimination)	12.7	6.3	(19.0)	—
Total sales	$1,345.2	$675.5	$(19.0)	$2,001.7
Income (loss) from operations	$155.3	$52.9	$(39.1)	$169.1
Interest expense and other, net	—	—	(55.8)	(55.8)
Income (loss) from operations before income taxes	$155.3	$52.9	$(94.9)	$113.3
Segment financial information for the nine months ended September 30, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$3,743.0	$1,789.4	$—	$5,532.4
Intersegment sales/(elimination)	36.3	23.0	(59.3)	—
Total sales	$3,779.3	$1,812.4	$(59.3)	$5,532.4
Income (loss) from operations	$463.4	$172.9	$(52.9)	$583.4
Interest expense and other, net	—	—	(144.5)	(144.5)
Income (loss) from operations before income taxes	$463.4	$172.9	$(197.4)	$438.9

Segment financial information for the nine months ended September 30, 2019 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$3,774.3	$2,057.3	$—	$5,831.6
Intersegment sales/(elimination)	44.0	14.4	(58.4)	—
Total sales	$3,818.3	$2,071.7	$(58.4)	$5,831.6
Income (loss) from operations	$403.7	$175.4	$(142.1)	$437.0
Interest expense and other, net	—	—	(164.9)	(164.9)
Income (loss) from operations before income taxes	$403.7	$175.4	$(307.0)	$272.1
Sales by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Freight Segment:
Equipment	$355.3	$263.2	$1,098.2	$1,061.7
Components	208.2	248.7	624.1	823.4
Digital Electronics	161.0	185.5	500.1	466.3
Services	512.8	635.1	1,520.6	1,422.9
Total Freight Segment sales	$1,237.3	$1,332.5	$3,743.0	$3,774.3

Transit Segment:
Original Equipment Manufacturer	303.1	309.9	817.4	972.8
Aftermarket	324.7	359.3	972.0	1,084.5
Total Transit Segment sales	$627.8	$669.2	$1,789.4	$2,057.3

17. OTHER INCOME (EXPENSE), NET
The components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Foreign currency gain (loss)	$6.4	$(2.4)	$(7.7)	$(16.2)
Equity income	5.6	1.0	6.7	3.0
Expected return on pension assets/amortization	2.5	2.3	7.2	7.5
Other miscellaneous (expense) income	(0.2)	1.0	(0.4)	1.6
Total other income (expense), net	$14.3	$1.9	$5.8	$(4.1)

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
OVERVIEW
Wabtec is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first nine months of 2020, approximately 58% of the Company’s revenues came from customers outside the United States.
COVID-19 Update
On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus, known as COVID-19, as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Our top concern is, and remains, the health and well-being of our employees around the world. To date, COVID-19 has surfaced in nearly all regions around the world and has impacted our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. The outbreak and preventive measures taken to help curb the spread, including temporary plant closures in China, India, Italy and other countries where outbreaks and stay-at-home orders were most prevalent had an adverse impact on our operations and business results for the first nine months of 2020.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state, and local public health authorities and may take additional actions based on their recommendations; however, there are numerous uncertainties, including the duration and severity of the pandemic, actions that may be taken by governmental authorities and private industry, including preventing or curtailing the operations of our plants, the potential impact on global economic activity, global supply chain operations, our employees, and our customers, supplier and end-markets, and other consequences that could negatively impact our business. We also face the possibility that government policies may become more restrictive especially if COVID-19 transmission rates increase in certain areas. As a result of these numerous uncertainties, we are unable to specifically predict the extent and length of time the COVID-19 pandemic will negatively impact our business. COVID-19 had a materially adverse impact on our operations and business results for the three and nine months ended September 30, 2020 which is discussed in the Results of Operations section below and we expect COVID-19 to continue to have a materially adverse impact on our operations and business results for the remainder of 2020. The future adverse impact may include, reduced demand for our products, reduced cash from operations and a volatile effective tax rate driven by changes in earnings mix across the Company’s different jurisdictions. We continue to work with our employees, customers, and suppliers to navigate the impacts of COVID-19. We also continue to assess possible implications to our business, customers, supply chain and end-markets, and to take actions in an effort to mitigate adverse consequences.
Management Review and Future Outlook
Wabtec’s long-term financial goals are to drive strong cash flow conversion, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls, drive improved efficiencies across the business, and increase revenues through a focused growth strategy, including product innovation and new technologies, global and market expansion, aftermarket products and services, and acquisitions. In addition, Management evaluates the Company’s current operational performance through measures such as quality and on-time delivery.
The Company primarily serves the worldwide freight and transit rail industries. As such, our operating results are largely dependent on the level of activity, financial condition and capital spending plans of railroads and passenger transit agencies around the world, and transportation equipment manufacturers who serve those markets. Many factors influence these industries, including general economic conditions; traffic volumes, as measured by freight carloads and passenger ridership; government spending on public transportation; and investment in new technologies. In general, trends such as increasing urbanization, a focus on sustainability and environmental awareness, an aging equipment fleet, and growth in global trade are expected to drive continued investment in freight and transit rail.
The Company monitors a variety of factors and statistics to gauge market activity. Freight rail markets around the world are driven primarily by overall economic conditions and activity, while Transit markets are driven primarily by government funding and passenger ridership. Changes in these market drivers can cause fluctuations in demand for Wabtec's products and services.
According to the 2020 bi-annual edition of a market study by UNIFE, the Association of the European Rail Industry, the accessible global market for railway products and services is more than $120 billion and is expected to grow at a compounded annual growth rate of 2.3% through 2025. As the long-term effects of COVID-19 are still uncertain, UNIFE included a second, less likely scenario in which the recovery is more moderate. This alternative scenario shows a compounded annual growth rate of 0.9% through 2025 for the total accessible market. The three largest geographic markets, which represented about 85% of the total accessible market, were Europe, North America, and Asia Pacific. UNIFE projected above-average growth rates in Latin America, Eastern Europe, North America, and Africa-Middle East, with the more mature markets of Western Europe, North America, and Asia Pacific accounting for the largest share of absolute growth. UNIFE said trends such as urbanization, digitalization, legislative action and government support, and an increased focus on energy and environmental issues continue to drive investment. The largest product segments of the market were rolling stock, services, and infrastructure, which represent almost 90% of the accessible market. UNIFE projected spending growth in all product segments, with turnkey management projects, rolling stock, and infrastructure to grow the fastest. UNIFE estimated that the global installed base of diesel and electric locomotives was about 118,200 units, with about 32% in Asia Pacific, about 25% in North America, and about 18% in Russia-CIS (Commonwealth of Independent States). Wabtec estimates that about 2,900 new locomotives were delivered worldwide in 2019. UNIFE estimated the global installed base of freight cars was about 5.2 million, with about 35% in North America, about 24% in Russia-CIS, and about 24% in Asia Pacific. Wabtec estimates that about 174,000 new freight cars were delivered worldwide in 2019. UNIFE estimated the global installed base of passenger transit vehicles to be about 620,000 units, with about 45% in Asia Pacific, about 31% in Europe, and about 10% in Russia-CIS. Wabtec estimates that about 35,000 new passenger transit vehicles were ordered worldwide in 2019.
In Europe, the majority of the rail system serves the passenger transit market, which is expected to continue growing as energy and environmental policies encourage continued investment in public mass transit and modal shift from car to rail, albeit this growth may be stunted in the near-term as a result of the COVID-19 outbreak. According to UNIFE, Germany, France, and the United Kingdom were the largest Western European transit markets, representing about two-thirds of industry spending in the European Union. UNIFE projected the accessible Western European rail market to grow at about 2.0% annually, led by investments in new rolling stock in France and Germany. About 75% of freight traffic in Europe is hauled by truck, while rail accounts for about 19%. The largest freight markets in Europe are Germany, Poland and the United Kingdom. In recent years, the European Commission has adopted a series of measures designed to increase the efficiency of the European rail network by standardizing operating rules and certification requirements. UNIFE believes that adoption of these measures should have a positive effect on ridership and investment in public transportation over time.
In North America, railroads carry about 40% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 600 railroads operating in North America, with the largest railroads, referred to as “Class I”, accounting for more than 90% of the industry’s revenues. The railroads carry a wide variety of commodities and goods, including coal, metals, minerals, chemicals, grain, and petroleum. These commodities represent about 50% of total rail carloads, with intermodal carloads accounting for the rest. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost, and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits. Demand for our freight related products and services in North America is driven by a number of factors, including rail traffic, and production of new locomotives and new freight cars. In the U.S., the passenger transit industry is dependent largely on funding from federal, state, and local governments, and from fare box revenues. Demand for North American passenger transit products is driven by a number of factors, including government funding, deliveries of new subway cars and buses, and ridership. The U.S. federal government provides money to local transit authorities, primarily to fund the purchase of new equipment and infrastructure for their transit systems. Demand for both our freight and passenger transit products and services in North America may be negatively impacted by the COVID-19 outbreak.
Growth in the Asia Pacific market has been driven mainly by the continued urbanization of China and India, and by continued investments in freight rail rolling stock and infrastructure in Australia to serve its mining and natural resources markets. India is making significant investments in rolling stock and infrastructure to modernize its rail system; for example, Wabtec is delivering on a 1,000-locomotive contract over 10-years with Indian Railways.
Other key geographic markets include Russia-CIS and Africa-Middle East. With about 1.3 million freight cars and about 21,000 locomotives, Russia-CIS is among the largest freight rail markets in the world, and it’s expected to invest in both freight and transit rolling stock. PRASA, the Passenger Rail Agency of South Africa, is expected to continue to invest in new transit cars and new locomotives. According to UNIFE, emerging markets were expected to grow at above-average rates as global trade led to increased freight volumes and urbanization led to increased demand for efficient mass-transportation systems. It is currently uncertain as to how the COVID-19 outbreak will impact the expected growth in these emerging markets especially in the near-term. As this growth occurs, Wabtec expects to have additional opportunities to provide products and services in these markets.
In its study, UNIFE also said it expected increased investment in digitalization, automation, and predictive maintenance through artificial intelligence, all of which would improve efficiency in the global rail industry. UNIFE said these trends will increase the overall attractiveness of the rail sector as these trends will lead to significant cost savings, allowing rail to be more competitive in comparison to other modes of transportation. Wabtec offers products and services to help customers make ongoing investments in these initiatives.
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
Total future consideration to be paid by Wabtec to GE includes a fixed payment of $470.0 million, which is directly related to the timing of tax benefits expected to be realized by Wabtec as a result of the acquisition of GE Transportation. This payment is considered contingent consideration because the timing of cash payments to GE is directly related to the future timing of tax benefits received by the Company as a result of the acquisition of GE Transportation. The total value of the consideration paid, and to be paid, by Wabtec in the acquisition transaction is approximately $10.3 billion, including the cash paid for the Direct Sale assets, equity transferred for SpinCo, contingent consideration, assumed debt and net of cash acquired. The estimated consideration is based on the Company’s closing share price of $73.36 on February 22, 2019 and the fair value of the contingent consideration.

RESULTS OF OPERATIONS
Consolidated Results
THIRD QUARTER 2020 COMPARED TO THIRD QUARTER 2019
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,
In millions	2020	2019
Net sales:
Sales of goods	$1,543.6	$1,605.4
Sales of services	321.5	396.3
Total net sales	1,865.1	2,001.7
Cost of sales:
Cost of goods	(1,109.9)	(1,184.1)
Cost of services	(189.0)	(218.2)
Total cost of sales	(1,298.9)	(1,402.3)
Gross profit	566.2	599.4
Operating expenses:
Selling, general and administrative expenses	(252.7)	(292.2)
Engineering expenses	(36.5)	(58.6)
Amortization expense	(70.3)	(79.5)
Total operating expenses	(359.5)	(430.3)
Income from operations	206.7	169.1
Other income and expenses:
Interest expense, net	(45.6)	(57.7)
Other income (expense), net	14.3	1.9
Income from operations before income taxes	175.4	113.3
Income tax expense	(46.9)	(22.7)
Net income	128.5	90.6
Less: Net (income) loss attributable to noncontrolling interest	(0.4)	0.5
Net income attributable to Wabtec shareholders	128.1	91.1
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
The following table shows the major components of the change in sales in the third quarter of 2020 from the third quarter of 2019:

In millions	Freight Segment	Transit Segment	Total
Third Quarter 2019 Net Sales	$1,332.5	$669.2	$2,001.7
Acquisitions	8.9	—	8.9
Foreign Exchange	(19.7)	17.6	(2.1)
Organic	(84.4)	(59.0)	(143.4)
Third Quarter 2020 Net Sales	$1,237.3	$627.8	$1,865.1

Results of operations were negatively impacted during the third quarter as a result of the COVID-19 pandemic. Management’s discussion below includes analysis as to the impact of the COVID-19 pandemic where it could be explicitly identified; however, in many instances it is difficult to quantify with a high level of certainty the negative impact the COVID-19 pandemic had on our net sales, cost of goods, operating expenses, interest expense, and income tax expense.
Net sales
Net sales for the three months ended September 30, 2020 decreased by $137 million, or 6.8%, to $1.9 billion. The decrease is primarily attributable to a decrease of $95 million in the Freight Segment due to lower Services sales driven by lower freight rail volumes and an increase in parking of locomotives, particularly in North America and lower sales in Components due to a reduction of freight carbuilds in the third quarter of 2020, which were partially offset by growth in locomotive Equipment sales. The lower freight rail volumes and increased parking of locomotives are primarily due to the COVID-19 pandemic and its impact on the economy. The Transit Segment experienced a decrease in sales of $41 million, primarily due to COVID-19 related production delays and reduced passenger traffic.
Cost of sales
Cost of sales decreased by $103 million to $1.3 billion in 2020 compared to $1.4 billion in 2019. The decrease is primarily due to the sales decreases discussed above. The third quarter of 2020 includes $5 million of restructuring costs, primarily for the exit of certain product lines, footprint rationalization, and related headcount reductions as part of the ongoing integration actions related to the GE Transportation acquisition and in response to the COVID-19 pandemic. The third quarter of 2019 included a $16 million charge related to purchase price accounting for the step-up of GE Transportation inventory and $28 million of restructuring costs, primarily for footprint rationalization and related headcount reductions. Excluding these costs in both years, cost of sales as a percentage of sales was 69.4% in 2020 and 67.8% in 2019, representing a 1.6% increase. The increase can be attributed to an unfavorable sales mix and lower absorption of overhead costs due to the decrease in sales volumes primarily caused by the ongoing COVID-19 pandemic partially offset by increased synergy savings related to the GE Transportation acquisition.
Operating expenses
Total operating expenses decreased $71 million to 19.3% of sales in the third quarter of 2020 compared to 21.5% during the third quarter of 2019. Restructuring and transaction costs included in Selling, General, and Administrative expenses ("SG&A") were $12 million and $40 million in the third quarters of 2020 and 2019, respectively. Additionally, SG&A expenses decreased $12 million related to acquisition synergy savings and cost reduction initiatives. Engineering expense decreased $22 million due to cost savings measures put in place in response to the COVID-19 pandemic on research and development projects and amortization expense decreased $9 million.
Interest expense, net
Interest expense, net, decreased $12 million in the third quarter of 2020 over the same period in 2019 attributable to lower variable interest rates and lower overall average debt balances in 2020.
Other income, net
Other income, net, was $14.3 million in the third quarter of 2020 compared to $1.9 million in the same period of 2019, primarily driven by foreign currency exchange gains in the third quarter of 2020 and an increase in income from equity method investments.
Income taxes
The effective income tax rate was 26.7% and 20.0% for the third quarter of 2020 and 2019, respectively. The increase in the effective rate is primarily the result of a beneficial adjustment of non-deductible transaction related expenses incurred during the three months ended September 30, 2019 as a result of the GE Transportation acquisition that did not recur in 2020 and tax expense resulting from an internal restructuring which was recognized during the three months ended September 30, 2020.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended September 30,
In millions	2020	2019
Net sales:
Sales of goods	$923.3	$945.7
Sales of services	314.0	386.8
Total net sales	1,237.3	1,332.5
Cost of sales:
Cost of goods	(659.8)	(694.6)
Cost of services	(183.0)	(210.6)
Total cost of sales	(842.8)	(905.2)

Gross profit	394.5	427.3

Operating expenses	(234.3)	(272.0)

Income from operations ($)	160.2	155.3
Income from operations (%)	12.9%	11.7%
The following table shows the major components of the change in net sales for the Freight Segment in the third quarter of 2020 from the third quarter of 2019:

In millions
Third Quarter 2019 Net Sales	$1,332.5
Acquisitions	8.9
Change in Sales by Product Line:
Equipment	103.6
Components	(42.0)
Digital Electronics	(23.6)
Services	(122.4)
Foreign Exchange	(19.7)
Third Quarter 2020 Net Sales	$1,237.3
Net sales
Freight Segment sales decreased by $95 million, or 7.1%, to $1.2 billion, due to a decrease in Services sales driven by lower freight rail volumes and an increase in parking of locomotives, particularly in North America and lower sales in Components due to a lower number of Freight carbuilds in the third quarter of 2020, partially offset by an increase in locomotive Equipment sales. The lower freight rail volumes and increased parking of locomotives are primarily due to the COVID-19 pandemic. Acquisitions increased sales by $9 million and unfavorable foreign currency exchange rates decreased sales by $20 million.
Cost of sales
Freight Segment cost of sales decreased by $62 million to $843 million in 2020. The decrease is primarily due to the sales decreases discussed above. The third quarter of 2020 includes $2 million of restructuring costs, primarily for headcount actions as part of the ongoing integration actions related to the GE Transportation acquisition and in response to the COVID-19 pandemic. The third quarter of 2019 included a $16 million non-recurring charge related to purchase price accounting for the step-up of GE Transportation inventory. Excluding these charges, cost of sales as a percentage of sales was 68.0% in 2020 and 64.7% in 2019, representing a 3.3% increase. The increase as a percentage of sales can be attributed to an unfavorable sales mix and lower absorption of overhead costs due to the decrease in sales volumes partially offset by increased synergy savings related to the GE Transportation acquisition and efforts to reduce costs in response to the COVID-19 pandemic.

Operating expenses
Freight Segment operating expenses decreased $38 million, or 13.9%, in 2020 to 18.9% of sales. Restructuring and transaction costs included in SG&A were $7 million and $9 million in the third quarter of 2020 and 2019, respectively. SG&A expenses decreased $8 million driven by acquisition synergy savings and cost reduction initiatives. Engineering expense decreased $18 million due to cost saving measures put in place as a result of the COVID-19 pandemic and amortization expense decreased $10 million.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended September 30,
In millions	2020	2019
Net sales	$627.8	$669.2
Cost of sales	(456.1)	(497.1)
Gross profit	171.7	172.1

Operating expenses	(107.6)	(119.2)

Income from operations ($)	64.1	52.9
Income from operations (%)	10.2%	7.9%
The following table shows the major components of the change in net sales for the Transit Segment in the third quarter of 2020 from the third quarter of 2019:

In millions
Third Quarter 2019 Net Sales	$669.2
Change in Sales by Product Line:
Original Equipment Manufacturing	(14.6)
Aftermarket	(44.4)
Foreign Exchange	17.6
Third Quarter 2020 Net Sales	$627.8
Net sales
Transit Segment sales decreased by $41 million, or 6.2% primarily due to disruptions to our operations and reduced demand for our products caused by the COVID-19 pandemic, particularly in Asia and Europe. This impact was felt in both the Original Equipment Manufacturing and Aftermarket product lines. Favorable foreign currency exchange rate changes increased net sales by $18 million.
Cost of sales
Transit Segment cost of sales decreased to $456 million in the third quarter of 2020 primarily due to the reduction in sales. The third quarter of 2020 includes $3 million of restructuring costs, primarily for footprint rationalization in the UK. The third quarter of 2019 included $2 million of restructuring costs. Excluding these charges, cost of sales as a percentage of sales was 72.2%, a 1.8% decrease over the comparable period in 2019 as a result of improved operational performance.
Operating expenses
Transit Segment operating expenses decreased $12 million to $108 million, or 9.7%, in the third quarter of 2020 and decreased 70 basis points to 17.1% as a percentage of sales compared to the same period in 2019. SG&A expenses decreased $8 million in 2020, primarily due to cost savings initiatives put in place to offset the adverse impact of COVID-19 and lower sales. Engineering expense decreased $4 million due to cost saving measures put in place as a result of the COVID-19 pandemic and amortization expense remained consistent year over year.

FIRST NINE MONTHS OF 2020 COMPARED TO FIRST NINE MONTHS OF 2019

	Nine Months Ended September 30,
In millions	2020	2019
Net sales:
Sales of goods	$4,540.5	$4,932.4
Sales of services	991.9	899.2
Total net sales	5,532.4	5,831.6
Cost of sales:
Cost of goods	(3,327.1)	(3,635.4)
Cost of services	(573.7)	(593.1)
Total cost of sales	(3,900.8)	(4,228.5)
Gross profit	1,631.6	1,603.1
Operating expenses:
Selling, general and administrative expenses	(712.9)	(842.9)
Engineering expenses	(123.7)	(150.3)
Amortization expense	(211.6)	(172.9)
Total operating expenses	(1,048.2)	(1,166.1)
Income from operations	583.4	437.0
Other income and expenses:
Interest expense, net	(150.3)	(160.8)
Other income (expense), net	5.8	(4.1)
Income from operations before income taxes	438.9	272.1
Income tax expense	(113.4)	(82.6)
Net income	325.5	189.5
Less: Net loss attributable to noncontrolling interest	1.0	1.5
Net income attributable to Wabtec shareholders	326.5	191.0
The following table shows the major components of the change in sales in the nine months ended September 30, 2020 from the nine months ended September 30, 2019:

In millions	Freight Segment	Transit Segment	Total
First Nine Months of 2019 Net Sales	$3,774.3	$2,057.3	$5,831.6
Acquisitions	533.7	3.0	536.7
Foreign Exchange	(58.7)	(17.9)	(76.6)
Organic	(506.3)	(253.0)	(759.3)
First Nine Months of 2020 Net Sales	$3,743.0	$1,789.4	$5,532.4
Results of operations were negatively impacted during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic. Management’s discussion below includes analysis as to the impact of the COVID-19 pandemic where it could be explicitly identified; however, in many instances it is difficult to quantify with a high level of certainty the negative impact the COVID-19 pandemic had on our net sales, cost of goods, operating expenses, interest expense, and income tax expense.
Net sales
Net sales for the nine months ended September 30, 2020 decreased by $299 million, or 5.1%, to $5.5 billion. The decrease is primarily due to an organic decrease of $506 million in the Freight Segment, due to lower sales in Components from a reduction of freight carbuilds in 2020 compared to 2019, a decrease in Services sales due to lower freight rail volumes and an increase in parking of locomotives, particularly in North America, and lower locomotive Equipment sales. The lower freight rail volumes and increased parking of locomotives is partially due to the COVID-19 pandemic and its impact on the economy.

The Transit Segment experienced an organic decrease in sales of $253 million, primarily due to COVID-19 related production delays and reduced passenger traffic. The decrease is partially offset by sales from acquisitions of $537 million, mainly, the acquisition of GE Transportation. Unfavorable changes in foreign currency exchange rates reduced net sales by $77 million.
Cost of sales
Cost of sales decreased by $328 million to $3.9 billion in 2020 compared to $4.2 billion in 2019. The decrease is primarily due to the sales decreases discussed above. Cost of sales for the nine months of 2020 includes $23 million of restructuring costs, primarily for the exit of certain product lines, footprint rationalization and related headcount reductions as part of the ongoing integration actions related to the GE Transportation acquisition and in response to the COVID-19 pandemic. Cost of sales in the first nine months of 2019 included a $185 million charge related to purchase price accounting for the step-up of GE Transportation inventory and $28 million of restructuring costs, primarily for footprint rationalization and related headcount actions. Excluding these charges in both years, cost of sales as a percentage of sales was 70.1% in 2020 and 68.9% in 2019, representing a 1.2% increase. The increase can be attributed to an unfavorable sales mix lower absorption of overhead costs due to the decrease in sales volumes primarily caused by the ongoing COVID-19 pandemic and its impact on lower rail volumes and increased parking of locomotives partially offset by increased synergy savings related to the GE Transportation acquisition.
Operating expenses
Total operating expenses decreased $118 million to 18.9% of sales in the first nine months of 2020 compared to 20.0% during the same period of 2019. Restructuring and transaction costs included in SG&A were $41 million and $130 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, SG&A expenses decreased $97 million related to acquisition synergy savings, reduced employee benefit costs, cost reduction initiatives and lower sales volumes, partially offset by $56 million of incremental expense from acquisitions. Engineering expense decreased $27 million due to cost control measures on research and development projects partially offset by incremental expense from acquisitions, and amortization expense increased $39 million, due to the acquisition of GE Transportation.
Interest expense, net
Interest expense, net, decreased $10.5 million in the first nine months of 2020 over the same period in 2019 attributable to lower variable interest rates and lower overall average debt balances in 2020.
Other income (expense), net
Other expense, net, was $5.8 million of income in the first nine months of 2020 compared to $4.1 million of expense in the same period of 2019. The variance is primarily driven by foreign exchange gains in the current year and an increase in income from equity method investments.
Income taxes
The effective income tax rate was 25.8% and 30.4% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the effective rate is primarily the result of non-deductible transaction related expenses incurred during the nine months ended September 30, 2019 as a result of the GE Transportation acquisition that did not recur in 2020 and an increase in estimated liabilities resulting from provisions of the Tax Cuts and Jobs Act that were recognized in 2019.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Nine Months Ended September 30,
In millions	2020	2019
Net sales:
Sales of goods	$2,774.6	$2,903.2
Sales of services	968.4	871.1
Total net sales	3,743.0	3,774.3
Cost of sales:
Cost of goods	(2,039.2)	(2,136.6)
Cost of services	(555.0)	(570.5)
Total cost of sales	(2,594.2)	(2,707.1)

Gross profit	1,148.8	1,067.2

Operating expenses	(685.4)	(663.5)

Income from operations ($)	463.4	403.7
Income from operations (%)	12.4%	10.7%
The following table shows the major components of the change in net sales for the Freight Segment in the first nine months of 2020 from the first nine months of 2019:

In millions
First Nine Months of 2019 Net Sales	$3,774.3
Acquisitions	533.7
Change in Sales by Product Line:
Equipment	(133.8)
Components	(201.3)
Digital Electronics	(5.2)
Services	(166.0)
Foreign Exchange	(58.7)
First Nine Months of 2020 Net Sales	$3,743.0
Net sales
Freight Segment sales decreased by $31 million, or 0.8%, to $3.7 billion, primarily due to an organic decrease of $506 million due to lower sales in Components from a reduction of freight carbuilds in 2020 compared to 2019, a decrease in Services sales due to lower freight rail volumes and an increase in parking of locomotives, particularly in North America, and lower locomotive Equipment sales. The lower freight rail volumes and increased parking of locomotives is partially due to the COVID-19 pandemic and its impact on the economy. This decrease was partially offset by sales from acquisitions of $534 million. Unfavorable foreign currency exchange rates decreased sales by $59 million.
Cost of sales
Freight Segment cost of sales decreased by $113 million to $2.6 billion in 2020. The decrease is attributable to the organic sales decrease discussed above, partially offset by $380 million of incremental cost of sales from acquisitions, mainly the acquisition of GE Transportation. The first nine months of 2020 includes $16 million of restructuring costs, primarily for the exit of certain product lines, costs for site closures, and related headcount actions as part of the ongoing integration actions related to the GE Transportation acquisition and in response to the COVID-19 pandemic. The first nine months of 2019 included a $185 million charge related to purchase price accounting for the step-up of GE Transportation inventory and $27 million of restructuring costs, primarily for costs for site closures and related headcount reductions. Excluding these charges, cost of sales as a percentage of sales was 68.9% in 2020 and 66.1% in 2019, representing a 2.8% increase. The increase can be attributed to an unfavorable sales mix and lower absorption of overhead costs due to the decrease in organic sales volumes partially offset by increased synergy savings related to the GE Transportation acquisition and efforts to reduce costs in response to the COVID-19 pandemic.
Operating expenses
Freight Segment operating expenses increased $22 million, or 3.3%, in 2020 to 18.3% of sales, primarily due to increased amortization expense of $39 million, primarily due to the acquisition of GE Transportation. Restructuring and transaction costs included in SG&A were $28 million and $25 million for the nine months ending September 30, 2020 and 2019, respectively. SG&A expenses, excluding restructuring and transaction costs, decreased $6 million due to a $69 million reduction in employee benefit costs and synergy savings partially offset by $55 million in incremental expense from acquisitions, primarily GE Transportation. Additionally, engineering expense decreased $13 million due to cost control measures on research and development projects partially offset by incremental expense from acquisitions.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Nine Months Ended September 30,
In millions	2020	2019
Net sales	$1,789.4	$2,057.3
Cost of sales	(1,306.6)	(1,521.4)
Gross profit	482.8	535.9

Operating expenses	(309.9)	(360.5)

Income from operations ($)	172.9	175.4
Income from operations (%)	9.7%	8.5%
The following table shows the major components of the change in net sales for the Transit Segment in the first nine months of 2020 from the first nine months of 2019:

In millions
First Nine Months of 2019 Net Sales	$2,057.3
Acquisitions	3.0
Change in Sales by Product Line:
Original Equipment Manufacturing	(147.4)
Aftermarket	(105.6)
Foreign Exchange	(17.9)
First Nine Months of 2020 Net Sales	$1,789.4
Net sales
Transit Segment sales decreased by $268 million, or 13.0% primarily due to disruptions to our operations caused by the COVID-19 pandemic, particularly in Asia and Europe. This impact was felt in both the Original Equipment Manufacturing and Aftermarket product lines. Unfavorable foreign currency exchange rate changes decreased net sales by $18 million.
Cost of sales
Transit Segment cost of sales decreased by $215 million to $1.3 billion in 2020 primarily due to the reduction in sales. The first nine months of 2020 includes $8 million of restructuring costs, primarily for footprint rationalization in the UK. Excluding these costs, cost of sales as a percentage of sales was 72.6%, a 1.3% decrease over the comparable period in 2019, attributable to improved operational performance.
Operating expenses
Transit Segment operating expenses decreased $51 million to $310 million, or 14.0%, in the first nine months of 2020 and remained consistent, as a percentage of sales compared to the same period in 2019. SG&A expenses decreased $37 million in 2020, primarily due to lower sales and cost savings initiatives put in place to offset the adverse impact of COVID-19 and reduced employee benefit costs. Engineering expense decreased $13 million due to cost savings measures put in place as a result of the COVID-19 pandemic and amortization expense remained consistent year over year.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Nine Months Ended September 30,
In millions	2020	2019
Cash provided by (used for):
Operating activities	$458.1	$567.7
Investing activities	(119.9)	(3,109.8)
Financing activities	(360.8)	817.1
Operating activities In the first nine months of 2020, cash provided by operations was $458 million compared to cash provided by operations of $568 million in the first nine months of 2019. The major components of the decrease in operational cash flow were as follows: an unfavorable change in other assets and liabilities of $331 million primarily due to the timing of payments of accrued expenses and costs related to the GE Transportation acquisition, an unfavorable change in accrued liabilities and customer deposits of $95 million primarily due to the timing of customer advances, an unfavorable change in accounts payable of $57 million due to the timing of payments to suppliers, and an unfavorable change of $42 million in net income, after adjusting for the $185 million of inventory step-up charges incurred in the first nine months of 2019 and the $7 million change in other non-cash items. These changes were offset by a favorable change in accounts receivable of $278 million mostly due to the timing of collections and the new receivables securitization program described below, and a favorable change in inventory of $134 million, after adjusting for the $185 million of inventory step-up charges incurred in the first nine months of 2019.
Investing activities In the first nine months of 2020 and 2019, cash used for investing activities was $120 million and $3.1 billion, respectively. The major components of the cash outflow in 2020 were $99 million in additions to property, plant and equipment for investments in our facilities and manufacturing processes, and $40 million in net cash paid for acquisitions. This compares to $3.0 billion in net cash paid for acquisitions, primarily and $113 million in property, plant, and equipment for additions in the first nine months of 2019. Refer to Note 3 of the “Notes to Condensed Consolidated Financial Statements” for additional information on acquisitions.
Financing activities In the first nine months of 2020, cash used for financing activities was $361 million which included $2.9 billion in proceeds from debt, $3.1 billion in repayments of debt, $105 million in stock repurchases and $69 million of dividend payments. In the first nine months of 2019, cash provided by financing activities was $817 million, which included $3.0 billion in proceeds from debt, $2.1 billion in repayments of debt, and $58 million of dividend payments.
The COVID-19 pandemic had an adverse impact on cash from operating activities for the nine months ended September 30, 2020, and management expects the COVID-19 pandemic to negatively impact cash from operations for the remainder of 2020. The extent and length of time in which the Company’s cash from operations will be negatively impacted is uncertain. Because of this uncertainty, the Company has taken prudent measures to decrease cash used for investing activities in 2020. Additionally, the Company implemented new debt arrangements and a receivables securitization program (described below) as part of its liquidity planning. These measures further strengthen our liquidity position as we address the impacts of the COVID-19 pandemic. Management continues to monitor the rapidly evolving situation and will periodically reassess and adjust the Company’s cash management strategy as circumstances dictate.
As of September 30, 2020, the Company held approximately $559 million of cash and cash equivalents. Of this amount, approximately $47 million was held within the United States and approximately $512 million was held outside of the United States, primarily in Europe, India and China. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States.
Debt
On April 10, 2020 the Company entered into a new $600 million 364 day credit facility (“364 Day Facility”) maturing April 2021 with a group of banks which includes a $144.0 million revolving credit facility (“364 Day Revolver”) and a $456.0 million term loan (“364 Term Loan”). The agreement calls for interest at either a LIBOR-based rate, or a rate based on the prime lending rate of the agent bank, at the Company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type and substantially similar to our Senior Credit Facility. On June 12, 2020 the Company amended this 364 Day Facility maturity to July 9, 2021. The Company was in compliance with all of our covenants in the 364 Senior Credit Facility as of September 30, 2020. The obligations under the 364 Day Facility are guaranteed by certain of the Company's U.S. subsidiaries, as guarantors.

On June 29, 2020 the Company issued $500.0 million of 3.20% Senior Notes due in 2025 (the "2025 Notes"). The 2025 Notes were issued at 99.892% of face value. Interest on the 2025 Notes accrues at a rate of 3.20% per annum and is payable semi-annually on June 15 and December 15 of each year beginning December 15,2020. The proceeds were used to redeem the Floating Rate Senior Notes due 2021. The Company incurred $1.5 million of deferred financing costs related to the issuance of the 2025 Notes.
Additional information with respect to Senior Notes, credit facilities and long-term debt is included in Note 8 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this report and incorporated by reference herein.
Revolving Receivables Program
In May 2020, the Company entered into a revolving agreement to transfer up to $150.0 million of certain receivables of certain subsidiaries of the Company (the "Originators") through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, we sell additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). Our bankruptcy-remote subsidiary holds additional receivables of $191.7 million at September 30, 2020 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at September 30, 2020 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations' under the revolving agreement. None of the Company nor the Originators guarantees the collectability of the receivables under the revolving agreements.
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
Summarized Statement of Income

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Nine Months Ended September 30, 2020
Net sales	$2,984.0
Gross profit	581.9
Net income attributable to Wabtec shareholders	87.8
Summarized Balance Sheet

	Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
	Unaudited
In millions	September 30, 2020	December 31, 2019
Current assets	$1,119.5	$1,360.1
Noncurrent assets	1,904.4	1,974.3
Current liabilities	1,707.0	1,695.6
Long-term debt	3,787.9	4,321.8
Other non-current liabilities	518.2	539.2

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries with Non-Guarantor Subsidiaries.

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Nine Months Ended September 30, 2020
Net sales to Non-Guarantor Subsidiaries	$528.5
Purchases from Non-Guarantor Subsidiaries	1,295.7

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	September 30, 2020
Amount due from Non-Guarantor Subsidiaries	$1,276.2
Company Stock Repurchase Plan
On February 7, 2020, the Board of Directors amended its stock repurchase authorization to $500 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million of which about $138 million remained. During the first three months of 2020, the Company purchased 1.6 million shares for $105 million, leaving $395 million remaining under the authorization. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility, the 364 Day Facility and the Senior Notes currently outstanding. The existing program remains authorized by the Board of Directors and we may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise.
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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
In the ordinary course of business, Wabtec is exposed to risks that increases in interest rates may adversely affect interest expense associated with its variable-rate debt and refinancing or issuance of incremental fixed rate debt. The Company’s variable rate debt represents 18% and 32% of total long-term debt at September 30, 2020 and December 31, 2019, respectively. Refer to Note 8 – Long Term Debt of “Notes to Condensed Consolidated Financial Statements” for additional information regarding interest rate risk.
Foreign Currency Exchange Risk
The Company is subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. For the first nine months of 2020, approximately 42% of Wabtec’s net sales were to customers in the United States, 13% in the Eurozone, 6% in Egypt, 6% in India, 5% in Canada, 5% in Australia, 4% in the United Kingdom, 3% in Brazil, 3% in Mexico, 3% in China, and 10% in other international locations. To mitigate the impact of changes in foreign currency exchange rates on earnings and cash flows, the Company has periodically entered into foreign currency forward contracts. Refer to “Financial Derivatives and Hedging Activities” in Note 2 of “Notes to Condensed Consolidated Financial Statements” for more information regarding foreign currency exchange risk.

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2020. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2020:

Issuer Purchases of Common Stock
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 2020	—	$—	—	$394,746,349
August 2020	—	$—	—	$394,746,349
September 2020	—	$—	—	$394,746,349
Total quarter ended September 30, 2020	—	$—	—	$394,746,349
(1)    On February 7, 2020, the Board of Directors amended its stock repurchase authorization to $500 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $350 million, of which $137.8 million remained. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility, the 364 Day Facility and the Senior Notes currently outstanding. The existing program remains authorized by the Board of Directors and we may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors.Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 6.    EXHIBITS
The following exhibits are being filed with this report:

3.2	Amended and Restated Bylaws, effective October 13, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 19, 2020)

22.1	List of Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	October 29, 2020