Form 10-Q
period 2021-03-31
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORP
filed 2021-04-29
CIK 943452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 22, 2021, there were 188,997,682 shares of common stock, par value $.01 per share, of the registrant outstanding.

WESTINGHOUSE AIR BRAKE
TECHNOLOGIES CORPORATION
March 31, 2021
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
In millions, except par value	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$483.5	$598.7
Accounts receivable	985.3	969.3
Unbilled accounts receivable	417.7	443.2
Inventories	1,671.5	1,642.1
Other current assets	221.0	226.5
Total current assets	3,779.0	3,879.8
Property, plant and equipment, net	1,575.5	1,601.6
Goodwill	8,625.7	8,485.2
Other intangible assets, net	3,927.2	3,869.2
Other noncurrent assets	635.8	618.7
Total other assets	13,188.7	12,973.1
Total Assets	$18,543.2	$18,454.5
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$955.0	$909.4
Customer deposits	640.7	642.7
Accrued compensation	261.5	242.3
Accrued warranty	235.6	240.1
Current portion of long-term debt	353.9	447.2
Other accrued liabilities	722.2	744.6
Total current liabilities	3,168.9	3,226.3
Long-term debt	3,923.3	3,792.2
Accrued postretirement and pension benefits	110.0	113.5
Deferred income taxes	186.4	168.4
Contingent consideration	218.6	218.1
Other long term liabilities	758.9	783.3
Total Liabilities	8,366.1	8,301.8
Commitments and contingencies (Note 15)
Equity
Common stock, $.01 par value; 500.0 shares authorized: 226.9 shares issued and 188.9 outstanding at March 31, 2021 and December 31, 2020	2.0	2.0
Additional paid-in capital	7,883.9	7,880.6
Treasury stock, at cost, 38.0 shares, at March 31, 2021 and December 31, 2020	(1,011.1)	(1,010.1)
Retained earnings	3,678.3	3,588.9
Accumulated other comprehensive loss	(409.0)	(339.1)
Total Westinghouse Air Brake Technologies Corporation shareholders’ equity	10,144.1	10,122.3
Noncontrolling interest	33.0	30.4
Total Equity	10,177.1	10,152.7
Total Liabilities and Equity	$18,543.2	$18,454.5
The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended March 31,
In millions, except per share data	2021	2020

Net sales:
Sales of goods	$1,485.1	$1,590.8
Sales of services	345.1	339.1
Total net sales	1,830.2	1,929.9
Cost of sales:
Cost of goods	(1,107.7)	(1,155.9)
Cost of services	(188.3)	(195.3)
Total cost of sales	(1,296.0)	(1,351.2)
Gross profit	534.2	578.7
Operating expenses:
Selling, general and administrative expenses	(235.4)	(243.4)
Engineering expenses	(37.7)	(49.0)
Amortization expense	(69.5)	(69.0)
Total operating expenses	(342.6)	(361.4)
Income from operations	191.6	217.3
Other income and expenses:
Interest expense, net	(47.6)	(53.3)
Other income (expense), net	14.2	(14.8)
Income before income taxes	158.2	149.2
Income tax expense	(43.5)	(38.0)
Net income	114.7	111.2
Less: Net (income) loss attributable to noncontrolling interest	(2.3)	0.4
Net income attributable to Wabtec shareholders	$112.4	$111.6

Earnings Per Common Share
Basic
Net income attributable to Wabtec shareholders	$0.59	$0.58
Diluted
Net income attributable to Wabtec shareholders	$0.59	$0.58

Weighted average shares outstanding
Basic	188.5	190.8
Diluted	188.9	191.4

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended March 31,
In millions	2021	2020

Net income attributable to Wabtec shareholders	$112.4	$111.6
Foreign currency translation loss	(61.7)	(181.4)
Unrealized (loss) gain on derivative contracts	(7.9)	8.1
Unrealized loss on pension benefit plans and post-retirement benefit plans	(3.3)	(3.6)
Other comprehensive loss before tax	(72.9)	(176.9)
Income tax benefit (expense) related to components of other comprehensive income	3.0	(1.1)
Other comprehensive loss, net of tax	(69.9)	(178.0)
Comprehensive income (loss) attributable to Wabtec shareholders	$42.5	$(66.4)

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended March 31,
In millions	2021	2020

Operating Activities
Net income	$114.7	$111.2
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	120.0	115.8
Stock-based compensation expense	8.2	7.3
Below market intangible amortization	(12.6)	(37.6)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	9.3	(22.6)
Inventories	(11.2)	(23.5)
Accounts payable	47.0	(60.2)
Accrued income taxes	13.4	(4.4)
Accrued liabilities and customer deposits	25.9	(84.7)
Other assets and liabilities	(22.5)	(83.2)
Net cash provided by (used for) operating activities	292.2	(81.9)
Investing Activities
Purchase of property, plant and equipment	(26.5)	(33.3)
Proceeds from disposal of assets and businesses	5.9	6.4
Acquisitions of businesses, net of cash acquired	(401.4)	(35.7)
Net cash used for investing activities	(422.0)	(62.6)
Financing Activities
Proceeds from debt	1,435.0	981.5
Payments of debt	(1,398.0)	(663.8)
Repurchase of stock	(1.2)	(105.3)
Cash dividends	(23.0)	(23.0)
Other financing activities	(5.1)	(5.9)
Net cash provided by financing activities	7.7	183.5
Effect of changes in currency exchange rates	6.9	(27.3)
(Decrease) increase in cash	(115.2)	11.7
Cash and cash equivalents, beginning of period	598.7	604.2
Cash and cash equivalents, end of period	$483.5	$615.9

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

In millions, except per share data	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance, December 31, 2020	226.9	$2.0	$7,880.6	(38.0)	$(1,010.1)	$3,588.9	$(339.1)	$30.4	$10,152.7
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.0)	—	—	(23.0)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(5.4)	—	0.2	—	—	—	(5.2)
Stock based compensation	—	—	8.7	—	—	—	—	—	8.7
Net income	—	—	—	—	—	112.4	—	2.3	114.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(69.9)	—	(69.9)
Stock repurchase	—	—	—	—	(1.2)	—	—	—	(1.2)
Other	—	—	—	—	—	—	—	0.3	0.3
Balance, March 31, 2021	226.9	$2.0	$7,883.9	(38.0)	$(1,011.1)	$3,678.3	$(409.0)	$33.0	$10,177.1

Balance, December 31, 2019	226.9	$2.0	$7,877.2	(35.3)	$(807.1)	$3,267.0	$(382.6)	$37.1	$9,993.6
Cash dividends ($0.12 dividend per share)	—	—	—	—	—	(23.0)	—	—	(23.0)
Proceeds from treasury stock issued from the exercise of stock options and other benefit plans, net of tax	—	—	(7.9)	0.2	2.2	—	—	—	(5.7)
Stock based compensation	—	—	10.0	—	—	—	—	—	10.0
Net income (loss)	—	—	—	—	—	111.6	—	(0.4)	111.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(178.0)	—	(178.0)
Stock repurchase	—	—	—	(1.6)	(105.3)	—	—	—	(105.3)
Other	—	—	(4.3)	—	—	—	—	(0.8)	(5.1)
Balance, March 31, 2020	226.9	$2.0	$7,875.0	$(36.7)	$(910.2)	$3,355.6	$(560.6)	$35.9	$9,797.7

The accompanying notes are an integral part of these statements.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021 (UNAUDITED)

1. BUSINESS
Westinghouse Air Brake Technologies Corporation (“Wabtec” or the "Company") is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world. Our products enhance safety, improve productivity and reduce maintenance costs for customers, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2021, approximately 64% of the Company’s revenues came from customers outside the United States.

2. ACCOUNTING POLICIES
Basis of Presentation The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and the rules and regulations of the Securities and Exchange Commission and include the accounts of Wabtec and its subsidiaries in which Wabtec has a controlling interest. These condensed consolidated interim financial statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year particularly in light of the ongoing COVID-19 pandemic that is continuing to impact our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations and the high degree of uncertainty regarding the pandemic's duration and severity, availability and effectiveness of vaccines, impact of variants of the disease, actions to control it, and the potential impact on global economic activity, global supply chain operations and our customers, suppliers, and end-markets.
The Company operates on a four-four-five week accounting quarter, and the quarters end on or about March 31, June 30, September 30 and December 31.
The notes included herein should be read in conjunction with the audited consolidated financial statements included in Wabtec’s Annual Report on Form 10-K for the year ended December 31, 2020. The December 31, 2020 information has been derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Generally, the Company’s revenue contains a single performance obligation for each distinct good or service; however, a single contract may have multiple performance obligations comprising multiple promises to customers. When there are multiple performance obligations, revenue is allocated based on the relative stand-alone selling price. Pricing is defined in our contracts on a line item basis and includes an estimate of variable consideration when required by the terms of the individual customer contract. Types of variable consideration the Company typically has include volume discounts, prompt payment discounts, liquidating damages and performance bonuses. Sales returns and allowances are also estimated and recognized in the same period the related revenue is recognized, based upon the Company’s experience.
Remaining performance obligations represent the transaction price of firm customer orders subject to standard industry cancellation provisions and substantial scope-of-work adjustments. As of March 31, 2021, the Company's remaining performance obligations were $21.0 billion. The Company expects to recognize revenue of approximately 25% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.
SEC regulations require that revenue categories that exceed 10% of total revenue are presented separately on the company's Statement of income. As such, the Company has displayed sales of goods and sales of services, and the related cost, in line with those regulations. Additionally, those regulations also require that goods are to include all sales of tangible products, and services must include all other sales. In Note 16 we refer to sales of both goods, such as spare parts and equipment upgrades, and related services, such as monitoring, maintenance and repairs, as sales in our Services product line.
Revolving Receivables Program In May 2020, the Company entered into a revolving agreement to transfer up to $150 million of certain receivables of certain subsidiaries of the Company (the "Originators") through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. During the first quarter of 2021, the Company amended its revolving agreement to increase the amount of certain receivables that can be transferred from $150 million to $200 million. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The sold receivables are fully guaranteed by our bankruptcy-remote subsidiary which held additional receivables of $259.7 million at March 31, 2021 that are pledged as collateral under this agreement. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at March 31, 2021 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations' under the revolving agreement. None of the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
The following table sets forth a summary of receivables sold:

In millions	Three Months Ended March 31, 2021
Gross receivables sold/cash proceeds received	$257.9
Collections reinvested under revolving agreement	165.0
Net cash proceeds received	$92.9
Depreciation Expense Depreciation of property, plant and equipment related to the manufacturing of products or services provided is included in Cost of goods or Cost of services. Depreciation of other property, plant and equipment that is not attributable to the manufacturing of products or services provided is included in Selling, general and administrative expenses or Engineering expense depending on how the property, plant and equipment is used.
Goodwill and Intangible Assets Goodwill and other intangible assets with indefinite lives are not amortized. Other intangibles (with definite lives) are amortized on a straight-line basis over their estimated economic lives. Amortizable intangible assets are reviewed for impairment when indicators of impairment are present. The Company tests goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and at least annually. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed, and also tests for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Periodically, management of the Company assesses whether or not an indicator of impairment is present would necessitate an impairment analysis be performed.

Accounting Standards Recently Adopted In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for certain income tax transactions by removing specific exceptions to the general principles in Accounting Standards Codification ("ASC") 740, "Income Taxes." This guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Other Comprehensive Income (Loss) Comprehensive income comprises both net income and the change in equity from transactions and other events and circumstances from non-owner sources.
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2021 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2020	$(260.2)	$2.4	$(81.3)	$(339.1)
Other comprehensive loss before reclassifications	(61.7)	(5.9)	(3.0)	(70.6)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.7	0.7
Net current-period other comprehensive loss	(61.7)	(5.9)	(2.3)	(69.9)
Balance at March 31, 2021	$(321.9)	$(3.5)	$(83.6)	$(409.0)
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2020 are as follows:

In millions	Foreign currency translation	Derivative contracts	Pension and post retirement benefit plans	Total
Balance at December 31, 2019	$(308.6)	$(3.3)	$(70.7)	$(382.6)
Other comprehensive (loss) income before reclassifications	(181.4)	6.1	(3.4)	(178.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.7	0.7
Net current-period other comprehensive (loss) income	(181.4)	6.1	(2.7)	(178.0)
Balance at March 31, 2020	$(490.0)	$2.8	$(73.4)	$(560.6)
Reclassifications out of accumulated other comprehensive income (loss) are recognized in "Other income (expense), net" with the tax impact recognized in "Income tax expense."

3. ACQUISITIONS
Nordco
On March 31, 2021, the Company acquired Nordco, a leading North American supplier of new, rebuilt and used maintenance of way equipment. Nordco's products and services portfolio includes mobile railcar movers and ultrasonic rail flaw detection technologies. The purchase price paid for 100% ownership of Nordco was approximately $407 million.

The following table summarizes the preliminary fair value of the Nordco assets acquired and liabilities assumed:

In millions
Assets acquired
Cash and cash equivalents	$5.1
Accounts receivable	22.7
Inventory	34.3
Other current assets	1.7
Property, plant and equipment	16.5
Goodwill	214.5
Other intangible assets	163.5
Other noncurrent assets	9.4
Total assets acquired	467.7
Liabilities assumed
Current liabilities	18.3
Noncurrent liabilities	42.9
Total liabilities assumed	61.2
Net assets acquired	$406.5
The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. Discounted cash flow models were used to estimate the fair values of acquired intangibles. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3. These estimates are preliminary in nature and subject to adjustments, which could be material, as the Company has not completed its valuation of assets acquired and liabilities assumed. Any necessary adjustments will be finalized within one year from the date of acquisition. Substantially all of the accounts receivable acquired are expected to be collectible. Intangible assets acquired include customer relationships and intellectual property that are subject to amortization, and trade names that were assigned an indefinite life and are not subject to amortization. Contingent liabilities assumed as part of the transaction were not material.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the assembled workforce and the future economic benefits, including synergies, that are expected to be achieved as a result of the acquisition. The purchased goodwill is not expected to be deductible for tax purposes. The results of this business since the date of acquisition will be reported within the Freight segment and the Services product line. The pro-forma impact on Wabtec’s sales and results of operations, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.

4. INVENTORIES
The components of inventory, net of reserves, were:

In millions	March 31, 2021	December 31, 2020
Raw materials	$681.5	$669.4
Work-in-progress	329.8	339.4
Finished goods	660.2	633.3
Total inventories	$1,671.5	$1,642.1

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill by segment for the three months ended March 31, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Total
Balance at December 31, 2020	$6,872.2	$1,613.0	$8,485.2
Additions / opening balance sheet adjustments	214.6	—	214.6
Foreign currency impact	(9.0)	(65.1)	(74.1)
Balance at March 31, 2021	$7,077.8	$1,547.9	$8,625.7
As of March 31, 2021 and December 31, 2020, the Company’s trade names had a net carrying amount of $659.2 million and $650.7 million, respectively. The Company believes these intangibles have indefinite lives, with the exception of the right to use the GE Transportation trade name, to which the Company has assigned a useful life of 5 years.
Intangible assets of the Company, other than goodwill and trade names, consist of the following:

In millions	March 31, 2021	December 31, 2020

Intellectual property, patents, and other intangibles, net of accumulated amortization of $248.6 and $223.7	$1,038.1	$1,007.6
Backlog, net of accumulated amortization of $231.8 and $206.9	1,192.6	1,224.7
Customer relationships, net of accumulated amortization of $287.4 and $276.3	1,037.3	986.2
Total	$3,268.0	$3,218.5
The weighted average remaining useful life of backlog, intellectual property, customer relationships and other intangible assets were 13 years, 12 years, 17 years and 8 years, respectively. The backlog intangible asset primarily consists of in-place long-term service agreements acquired by the Company in conjunction with the acquisition of GE Transportation in 2019. Amortization expense for intangible assets was $69.5 million and $69.0 million for the three months ended March 31, 2021 and 2020, respectively.
Amortization expense for the five succeeding years is estimated to be as follows:

In millions
Remainder of 2021	$217.9
2022	289.9
2023	289.3
2024	279.8
2025	277.1

6. CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts resulting from sales under long-term contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. The current portion of the contract assets are classified as current assets under the caption “Unbilled accounts receivable” while the noncurrent contract assets are classified as other assets under the caption "Other noncurrent assets" on the consolidated balance sheet. Noncurrent contract assets were $112.4 million at March 31, 2021 and $101.0 million at December 31, 2020, respectively. Included in noncurrent contract assets are certain costs that are specifically related to a contract, however, do not directly contribute to the transfer of control of the tangible product being created, such as non-recurring engineering costs. The Company has elected to use the practical expedient and does not consider unbilled amounts anticipated to be paid within one year as significant financing components.
Contract liabilities include customer deposits that are made prior to the incurrence of costs related to a newly agreed upon contract and advanced customer payments that are in excess of revenue recognized. The current portion of contract liabilities are classified as current liabilities under the caption “Customer deposits” while the noncurrent contract liabilities are classified as noncurrent liabilities under the caption "Other long-term liabilities" on the consolidated balance sheet. Noncurrent contract liabilities were $72.3 million at March 31, 2021 and $79.6 million at December 31, 2020. These contract liabilities are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract or revenue associated with the contract liabilities is expected to be recognized within one year. Contract liabilities also include provisions for estimated losses from uncompleted contracts. Provisions for loss contracts were

$120.2 million and $108.9 million at March 31, 2021 and December 31, 2020, respectively. These provisions for estimated losses are classified as current liabilities and included within the caption “Other accrued liabilities” on the consolidated balance sheet.
The change in the carrying amount of contract assets and contract liabilities for the three months ended March 31, 2021 and 2020 is as follows:

	Contract Assets
In millions	2021	2020
Balance at beginning of year	$544.2	$623.4
Acquisitions	—	4.1
Recognized in current year	233.4	293.0
Reclassified to accounts receivable	(242.0)	(282.9)
Foreign currency impact	(5.5)	(8.3)
Balance at March 31	$530.1	$629.3

	Contract Liabilities
In millions	2021	2020
Balance at beginning of year	$831.2	$799.7
Acquisitions	1.7	6.9
Recognized in current year	233.6	290.2
Amounts in beginning balance reclassified to revenue	(213.5)	(317.6)
Current year amounts reclassified to revenue	(11.4)	(11.8)
Foreign currency impact	(8.4)	(6.2)
Balance at March 31	$833.2	$761.2
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
The components of lease expense are as follows:

	Three Months Ended March 31,
In millions	2021	2020
Operating lease expense	$14.2	$14.7
Finance lease expense amortization of leased assets	—	0.3
Short-term and variable lease expense	0.1	0.1
Sublease income	(0.1)	(0.1)
Total	$14.2	$15.0

Scheduled payments of lease liabilities are as follows:

In millions	Operating Leases	Finance Leases	Total
Remaining 2021	$42.8	$0.3	$43.1
2022	51.7	0.3	52.0
2023	45.6	0.2	45.8
2024	40.3	0.2	40.5
2025	34.8	0.1	34.9
Thereafter	114.2	0.1	114.3
Total lease payments	329.4	1.2	330.6
Less: Present value discount	(28.3)	—	(28.3)
Present value of lease liabilities	$301.1	$1.2	$302.3
The following table summarizes the remaining lease term and discount rate assumptions used to develop the present value of lease liabilities:

March 31, 2021
Weighted-average remaining lease term (years)
Operating leases	7.8
Finance leases	4.5
Weighted-average discount rate
Operating leases	2.7%
Finance leases	1.5%

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	Effective	March 31, 2021		December 31, 2020
In millions	Interest Rate	Book Value	Fair Value [1]	Book Value	Fair Value [1]
Senior Credit and 364 Day Facility:
U.S. dollar-denominated Term Loans, net of unamortized debt issuance costs of $0.5 and $0.9	2.3%	625.5	625.5	645.1	645.1
Multi-Currency Revolving loan facility net of unamortized debt issuance costs of $0.4 and $0.8	1.5%	149.6	149.6	—	—
Senior Notes:
4.375% Senior Notes, due 2023, net of unamortized discount and debt issuance costs of $0.6 and $0.7	4.5%	249.4	266.4	249.3	267.0
4.15% Senior Notes, due 2024, net of unamortized debt issuance costs of $4.0 and $4.3	4.6%	746.0	810.8	745.7	817.3
3.20% Senior Notes, due 2025, net of unamortized debt discount and debt issuance costs of $4.1 and $4.4	3.4%	495.9	524.8	495.6	533.4
3.45% Senior Notes, due 2026, net of unamortized debt issuance costs of $1.2 and $1.3	3.5%	748.8	803.1	748.7	819.5
4.70% Senior Notes, due 2028, net of unamortized debt issuance costs of $8.0 and $8.2	5.0%	1,242.1	1,419.1	1,241.8	1472.2
Other Borrowings		19.9	19.9	113.2	113.1
Total		4,277.2	4,619.2	4,239.4	4,667.6
Less - current portion		353.9	353.9	447.2	447.2
Long-term portion		$3,923.3	$4,265.3	$3,792.2	$4,220.4
1. See Note 14 for information on the fair value measurement of the Company's long-term debt.
For those debt securities that have a premium or discount at the time of issuance, the Company amortizes the amount through interest expense based on the maturity date or the first date the holders may require the Company to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense, and a discount would result in an increase in interest expense in future periods. Additionally, the Company has debt issuance costs related to certain financing transactions which are also amortized through interest expense. As of March 31, 2021 and December 31, 2020, the Company had total unamortized debt issuance costs of $18.8 million and $20.5 million, respectively. At March 31, 2021, the weighted average interest rate on the Company's variable rate debt was 1.5%
Credit Facilities
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
Under the Senior Credit Facility, we can elect to receive advances bearing interest based on either the Alternate Base Rate ("ABR") or the London Interbank Offered Rate ("LIBOR") (each as defined in the Senior Credit Facility) plus applicable margin that is determined based on our credit ratings or the Company's Leverage (as defined in the Senior Credit Facility). The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The obligations under the Senior Credit Facility are guaranteed by Wabtec and certain of Wabtec's U.S. subsidiaries, as guarantors.
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
1. The interest coverage ratio is defined as EBITDA (defined as earnings before interest, taxes, depreciation and amortization), as defined in the Senior Credit Facility, to net interest expense for the four quarters then ended.
2. The leverage ratio is defined as net debt as of the last day of such fiscal quarter to EBITDA, as defined in the Senior Credit Facility, for the four quarters then ended.
The company was in compliance with all covenants in the Senior Credit Facility as of March 31, 2021.
364-Day Facility
On April 10, 2020 the Company entered into a new $600 million 364 day credit facility ("364 Day Facility") initially scheduled to mature in April 2021 with a group of banks which includes a $144.0 million revolving credit facility ("364 Day Revolver") and a $456.0 million term loan ("364 Term Loan"), of which $305.9 million was outstanding at March 31, 2021. The agreement calls for interest at either a LIBOR-based rate, or a rate based on the prime lending rate of the agent bank, at the Company's option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type and substantially similar to our existing Senior Credit Facility. The obligations under the 364 Day Facility are guaranteed by certain of the Company's U.S. subsidiaries, as guarantors. On June 12, 2020 the Company amended the 364 Day Facility maturity to July 9, 2021. The Company was in compliance with all covenants in the 364 Senior Credit Facility as of March 31, 2021.
The following table presents availability under the Revolving Credit Facility and the 364 Day Revolver (the "Revolving Facilities"):

(in millions)	Revolving Credit Facility	364 Day Revolver
Maximum Availability	$1,200.0	$144.0
Outstanding Borrowings	(149.6)	—
Letters of Credit Under Credit Agreement	(5.8)	—
Current Availability	$1,044.6	$144.0
Senior Notes
The "Senior Notes" comprises our 4.375% Senior Notes due 2023, 4.15% Senior Notes due 2024, 3.20% Senior Notes due 2025, 3.45% Senior Notes due 2026 and 4.70% Senior Notes due 2028. Interest on the Senior Notes is payable semi-annually. The Company may redeem each series of the notes at any time in whole or from time to time in part in accordance with the provisions of the indenture, under which such series of notes was issued. Each of the Senior Notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The Senior

Notes are senior unsecured obligations of the Company and rank pari passu with all existing and future senior debt and senior to all existing and future subordinated indebtedness of the Company.
The indentures under which the Senior Notes were issued contain covenants and restrictions which limit, subject to certain exceptions, certain sale and leaseback transactions with respect to principal properties, the incurrence of secured debt without equally and ratably securing the Senior Notes, and certain merger and consolidation transactions. The covenants do not require the Company to maintain any financial ratios or specified levels of net worth or liquidity. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's subsidiaries that is a guarantor under the Revolving Facilities.
The Company is in compliance with the restrictions and covenants in the indentures under which the Senior Notes were issued and expects that these restrictions and covenants will not be any type of limiting factor in executing our operating activities.

9. STOCK-BASED COMPENSATION
As of March 31, 2021, the Company maintains employee stock-based compensation plans for stock options, restricted stock, and incentive stock units as governed by the 2011 Stock Incentive Compensation Plan, as amended and restated (the “2011 Plan”) and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The 2011 Plan has a term through May 15, 2030 and provides a maximum of 9.1 million shares for grants or awards, plus any shares which remain available under the 2000 Plan. The amendment and restatement of the 2011 Plan was approved by stockholders of Wabtec on May 15, 2020. The Company also maintains a 1995 Non-Employee Directors’ Fee and Stock Option Plan as amended and restated (“the Directors Plan”).
Stock-based compensation expense was $8.2 million and $7.3 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, unamortized compensation expense related to stock options, non-vested restricted shares and incentive stock units expected to vest totaled $60.2 million.
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
The following table summarizes the Company’s stock option activity and related information for the 2011 Plan, the 2000 Plan and the Directors Plan for the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value (in millions)
Outstanding at December 31, 2020	552,669	$69.82	6.1	$4.2
Granted	126,794	$81.21
Exercised	(10,128)	$40.28
Canceled	(12,422)	$71.87
Outstanding at March 31, 2021	656,913	$72.15	6.6	$5.6
Exercisable at March 31, 2021	406,953	$57.82	6.0	$5.2
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2021
Dividend yield	0.60%
Risk-free interest rate	0.81%
Stock price volatility	36.1%
Expected life (years)	5.0
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
In addition, the Company has issued incentive stock units to eligible employees that vest upon attainment of certain cumulative three-year performance goals. Based on the Company’s performance for each three-year period then ended, the incentive stock units can vest, with underlying shares of common stock being awarded in an amount ranging from 0% to 200% of the amount of initial incentive stock units granted. The incentive stock units included in the table below represent the number of incentive stock units that are expected to vest based on the Company’s estimate for meeting those established performance targets. As of March 31, 2021, the Company estimates that it will achieve 0%, 100% and 100% for the incentive stock awards expected to vest based on performance for the three-year periods ending December 31, 2021, 2022, and 2023, respectively, and has recorded incentive compensation expense accordingly. If the estimate of the number of these incentive stock units expected to vest changes in a future accounting period, cumulative compensation expense could increase or decrease and will be recognized in the current period for the elapsed portion of the vesting period and would change future expense for the remaining vesting period.
Compensation expense for the non-vested restricted stock and incentive stock units is based on the average of the high and low Wabtec stock price on the date of grant and recognized over the applicable vesting period.
The following table summarizes the restricted stock activity and incentive stock units activity for the three months ended March 31, 2021:

	Restricted Stock and Units	Incentive Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	656,006	270,645	$73.80
Granted	184,646	241,467	81.21
Vested	(260,675)	(37,672)	73.17
Canceled	(15,661)	(7,498)	75.56
Outstanding at March 31, 2021	564,316	466,942	77.00

10. INCOME TAXES
The overall effective tax rate was 27.5% and 25.5% for the three months ended March 31, 2021 and 2020, respectively. The increase in the effective rate is primarily the result of withholding tax expense on intercompany dividends incurred during the three months ended March 31, 2021.
As of March 31, 2021, the liability for income taxes associated with uncertain tax positions was $16.4 million, of which $14.7 million, if recognized, would favorably affect the Company’s effective income tax rate. As of December 31, 2020, the liability for income taxes associated with unrecognized tax benefits was $16.4 million, of which $14.8 million, if recognized, would favorably affect the Company's effective tax rate.
At this time, the Company believes it is reasonably possible that unrecognized tax benefits of approximately $11.7 million may change within the next 12 months due to the expiration of statutory review periods and current examinations.

11. EARNINGS PER SHARE
The computation of basic and diluted earnings per share for net income attributable to Wabtec shareholders is as follows:

	Three Months Ended March 31,
In millions, except per share data	2021	2020
Numerator
Numerator for basic and diluted earnings per common share - net income attributable to Wabtec shareholders	$112.4	$111.6
Less: dividends declared - common shares and non-vested restricted stock	(23.0)	(23.0)
Undistributed earnings	89.4	88.6
Percentage allocated to common shareholders (1)	99.8%	99.7%
	89.2	88.3
Add: dividends declared - common shares	22.9	22.9
Numerator for basic earnings per common share	112.1	111.2
Numerator for diluted earnings per common share	112.1	111.2
Denominator
Denominator for basic earnings per common share - weighted average shares	188.5	190.8
Effect of dilutive securities:
Assumed conversion of dilutive stock-based compensation plans	0.4	0.6
Denominator for diluted earnings per common share - adjusted weighted average shares and assumed conversion	188.9	191.4
Net income attributable to Wabtec shareholders per common share
Basic	$0.59	$0.58
Diluted	$0.59	$0.58

(1) Basic weighted-average common shares outstanding	188.5	190.8
Basic weighted-average common shares outstanding and non-vested restricted stock expected to vest	188.9	191.4
Percentage allocated to common shareholders	99.8%	99.7%
The Company’s non-vested restricted stock contains rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share. The calculation of earnings per share for common stock shown above excludes the income attributable to the non-vested restricted stock from the numerator and excludes the dilutive impact of those shares from the denominator. Options to purchase approximately 349,000 shares of Common Stock were outstanding at March 31, 2021, but were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the Company's common stock.

12. WARRANTIES
The following table reconciles the changes in the Company’s product warranty reserve as follows:

In millions	2021	2020
Balance at beginning of year	$278.5	$267.7
Acquisitions	1.7	4.3
Warranty expense	29.2	22.7
Warranty claim payments	(28.8)	(34.0)
Foreign currency impact/other	(6.8)	(3.3)
Balance at March 31	$273.8	$257.4

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
Foreign Currency Exchange Risk
The Company uses forward contracts to mitigate its foreign currency exchange rate exposure due to forecasted sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of accumulated other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. The contracts are scheduled to mature within two years. For the three months ended March 31, 2021 and 2020, the amounts reclassified into income were not material.
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
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting, but which have the impact of largely mitigating foreign currency exposure. These foreign exchange contracts are accounted for on a full mark to market basis through earnings, with gains and losses recorded as a component of other income (expense), net. The net loss related to these contracts was $1.6 million for the three months ended March 31, 2021. These contracts are scheduled to mature within one year.
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedges discussed in the above sections as of March 31, 2021:

	Fair Value		Gross Notional Amount
In millions	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	$20.1	$1.1	$1,551.4	$324.9
Cross-currency Swaps
Other current liabilities	(3.1)	—	588.0	—
Total	$17.0	$1.1	$2,139.4	$324.9
The following table summarizes the gross notional amounts and fair values of the designated and non-designated hedged discussed in the above sections as of December 31, 2020:

	Fair Value		Gross Notional Amount
In millions	Designated	Non-Designated	Designated	Non-Designated
Foreign Exchange Contracts
Other current assets	$9.2	$0.5	$793.6	$1.3
Other current liabilities	(3.9)	(1.5)	928.0	319.6
Cross-currency Swaps
Other current liabilities	(26.0)	—	613.2	—
Total	$(20.7)	$(1.0)	$2,334.8	$320.9
Interest Rate Risk
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. For the three months ended March 31, 2021 and 2020 the amounts reclassified into income were not material.

Commodity Price Risk
The Company may use commodity forward contracts and futures to mitigate its exposure to commodity price changes and to reduce its overall cost of manufacturing. For the three months ended March 31, 2021 and 2020 the amounts recognized as income or expense were not material.

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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2021 which are included in other current assets and liabilities on the consolidated balance sheet:

		Fair Value Measurements at March 31, 2021 Using
	Total Carrying Value at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2021	(Level 1)	(Level 2)	(Level 3)
Foreign Exchange Contracts
Other current assets	$21.2	$—	$21.2	$—
Other current liabilities	—	—	—	—
Cross-Currency Swap Agreement
Other current liabilities	(3.1)	—	(3.1)	—
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
The Company’s cash and cash equivalents are highly liquid investments purchased with an original maturity of three months or less and are considered Level 1 on the fair value valuation hierarchy. The fair value of cash and cash equivalents approximated the carrying value at March 31, 2021 and December 31, 2020. The Company’s defined benefit pension plan assets consist primarily of equity security funds, debt security funds and temporary cash and cash equivalent investments. These investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, and money markets.  Trusts are valued at the net asset value (“NAV”) as determined by their custodian.  NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.  The Senior Notes are considered Level 2 based on the fair value valuation hierarchy. Contingent consideration related to the GE Transportation acquisition is considered Level 3 based on the fair value valuation hierarchy and includes $130.0 million classified as "Other accrued liabilities" on the Company's consolidated balance sheet and $218.6 million in long-term liabilities classified as "Contingent consideration" on the Company's consolidated balance sheet. The fair value approximates the carrying value at March 31, 2021.

15. COMMITMENTS AND CONTINGENCIES
Claims have been filed against the Company and certain of its affiliates in various jurisdictions across the United States by persons alleging bodily injury as a result of exposure to asbestos-containing products. Additionally, from time to time, the Company is involved in litigation related to claims arising out of the Company's operations in the ordinary course of business, including claims based on product liability, contracts, intellectual property or other causes of action. Further information and detail on these claims are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the first three months of 2021, there were no material changes to the information described in the Form 10-K related to claims arising from asbestos exposure or the Company's ordinary operations.
Xorail, Inc., a wholly owned subsidiary of the Company (“Xorail”), has received notices from Denver Transit Constructors (“DTC”) alleging breach of contract related to the operating of constant warning wireless crossings, and late delivery of the Train Management & Dispatch System (“TMDS”) for the Denver Eagle P3 Project, which is owned by the Denver Regional Transit District ("RTD"). No damages have been asserted for the alleged late delivery of the TMDS, and no formal claim has been filed; Xorail has successfully completed a remediation plan concerning the TMDS issues. With regard to the wireless crossing issue, as of September 8, 2017, DTC alleged that total damages were $36.8 million through July 31, 2017 and are continuing to accumulate. The majority of the damages stems from a delay in approval of the wireless crossing system by the Federal Railway Administration ("FRA") and the Public Utility Commission ("PUC"), resulting in the use of flaggers at all of the crossings pending approval of the wireless crossing system and certification of the crossings. DTC has alleged that the delay is due to Xorail's failure to achieve constant warning times for the crossings in accordance with the approval requirements imposed by the FRA and PUC. Xorail has denied DTC's assertions, stating that its system satisfied the contractual requirements. Xorail has worked with DTC to modify its system and implement the FRA's and PUC's previously undefined approval requirements; the FRA and PUC have both approved modified wireless crossing system, and as of August 2018, DTC completed the process of certifying the crossings and eliminated the use of flaggers. DTC has not updated its notices against Xorail, nor have they filed any formal claim against Xorail. On September 21, 2018, DTC filed a complaint against RTD in Colorado state court for breach of contract related to non-payments and the costs for the flaggers, asserting a change-in-law arising from the FRA/PUC’s new certification requirements. DTC’s complaint generally supports Xorail’s position and does not name or implicate Xorail. DTC's claim against RTD proceeded to trial on September 21, 2020; the trial has been completed, included post-trial submission. No decision is expected until the second half of 2021.
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
Freight Segment primarily builds new locomotives, manufactures and services components for new and existing freight cars and locomotives, rebuilds freight locomotives, supplies railway electronics, positive train control equipment, signal design and engineering services and provides related heat exchange and cooling systems. Customers include large, publicly traded railroads, leasing companies, manufacturers of original equipment such as locomotives and freight cars and utilities.
Transit Segment primarily manufactures and services components for new and existing passenger transit vehicles, typically regional trains, high speed trains, subway cars, light-rail vehicles and buses, builds new commuter locomotives, refurbishes subway cars, heating, ventilation, and air conditioning equipment and doors for buses and subway cars. Customers include public transit authorities and municipalities, leasing companies and manufacturers of subway cars and buses around the world.
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

Segment financial information for the three months ended March 31, 2021 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,183.3	$646.9	$—	$1,830.2
Intersegment sales/(elimination)	12.4	9.7	(22.1)	—
Total sales	$1,195.7	$656.6	$(22.1)	$1,830.2
Income (loss) from operations	$141.8	$70.1	$(20.3)	$191.6
Interest expense and other, net	—	—	(33.4)	(33.4)
Income (loss) before income taxes	$141.8	$70.1	$(53.7)	$158.2
Segment financial information for the three months ended March 31, 2020 is as follows:

In millions	Freight Segment	Transit Segment	Corporate Activities and Elimination	Total
Sales to external customers	$1,301.0	$628.9	$—	$1,929.9
Intersegment sales/(elimination)	12.5	9.1	(21.6)	—
Total sales	$1,313.5	$638.0	$(21.6)	$1,929.9
Income (loss) from operations	$161.7	$68.6	$(13.0)	$217.3
Interest expense and other, net	—	—	(68.1)	(68.1)
Income (loss) before income taxes	$161.7	$68.6	$(81.1)	$149.2
Sales to external customers by product line are as follows:

	Three Months Ended March 31,
In millions	2021	2020
Freight Segment
Equipment	$261.8	$408.0
Components	202.5	220.4
Digital Electronics	156.5	173.6
Services	562.5	499.0
Total Freight Segment	$1,183.3	$1,301.0

Transit Segment
Original Equipment Manufacturer	$286.8	$287.0
Aftermarket	360.1	341.9
Total Transit Segment	$646.9	$628.9

17. OTHER INCOME (EXPENSE), NET
The components of Other income (expense), net are as follows:

	Three Months Ended March 31,
In millions	2021	2020
Foreign currency gain (loss)	$8.6	$(13.8)
Equity income	2.7	(0.9)
Expected return on pension assets/amortization	2.7	2.4
Other miscellaneous income (expense)	0.2	(2.5)
Total other income (expense), net	$14.2	$(14.8)

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Westinghouse Air Brake Technologies Corporation’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 19, 2021.
OVERVIEW
Wabtec is one of the world’s largest providers of locomotives, value-added, technology-based equipment, systems and services for the global freight rail and passenger transit industries. Our highly engineered products, which are intended to enhance safety, improve productivity and reduce maintenance costs for customers, can be found on most locomotives, freight cars, passenger transit cars and buses around the world, and many of our core products and services are essential in the safe and efficient operation of freight rail and passenger transit vehicles. Wabtec is a global company with operations in over 50 countries and our products can be found in more than 100 countries throughout the world. In the first three months of 2021, approximately 64% of the Company’s revenues came from customers outside the United States.
COVID-19 Update
The COVID-19 pandemic has continued to impact our sales channels, supply chain, manufacturing operations, workforce and other key aspects of our operations. The Company continues to monitor the situation and guidance from international and domestic authorities, including federal, state, and local public health authorities; however, there are numerous uncertainties, including the duration and severity of the pandemic, availability and effectiveness of vaccines, impact of variants of the disease, actions that may be taken by governmental authorities and private industry, including preventing or curtailing the operations of our plants, the potential impact on global economic activity, global supply chain operations, our employees, our customers, suppliers and end-markets and other consequences that could negatively impact our business. We also face the possibility that government policies may become more restrictive especially if COVID-19 transmission rates increase in certain areas. As a result of these numerous uncertainties, we are unable to specifically predict the extent and length of time the COVID-19 pandemic will negatively impact our business.
The U.S. and other international governments have deemed rail transportation as “critical infrastructure” providing essential services during the COVID-19 pandemic. As a supplier and service provider for the global freight rail and passenger transit industries, Wabtec has an obligation to continue operations to support the safe and efficient operation of these industries; however, the COVID-19 pandemic had a materially adverse impact on our operations and business results for the three months ended March 31, 2021 which is discussed in the Results of Operations section below. We continue to work with our employees, customers, and suppliers to navigate the impacts of COVID-19. We also continue to assess possible implications to our business, customers, supply chain and end-markets and to take actions in an effort to mitigate adverse consequences.
Management Review and Future Outlook
Wabtec’s long-term financial goals are to drive strong cash flow conversion, maintain a strong credit profile while minimizing our overall cost of capital, increase margins through strict attention to cost controls, drive improved efficiencies across the business and increase revenues through a focused growth strategy, including product innovation and new technologies, global and market expansion, aftermarket products and services and acquisitions. In addition, Management evaluates the Company’s current operational performance through measures such as quality and on-time delivery.
The Company primarily serves the worldwide freight and transit rail industries. As such, our operating results are largely dependent on the level of activity, financial condition and capital spending plans of railroads and passenger transit agencies around the world and transportation equipment manufacturers who serve those markets. Many factors influence these industries, including general economic conditions; traffic volumes, as measured by freight carloads and passenger ridership; government spending on public transportation; and investment in new technologies. In general, trends such as increasing urbanization, a focus on sustainability and decarbonization, an aging equipment fleet and growth in global trade flows are expected to drive continued investment in freight and transit rail.
The Company monitors a variety of factors and statistics to gauge market activity. Freight rail markets around the world are driven primarily by overall economic conditions and activity, while Transit markets are driven primarily by government funding and passenger ridership. Changes in these market drivers can cause fluctuations in demand for Wabtec's products and services.
According to the 2020 bi-annual edition of a market study by UNIFE, the Association of the European Rail Industry, the accessible global market for railway products and services is more than $120 billion and is expected to grow at a compounded annual growth rate of 2.3% through 2025. As the long-term effects of COVID-19 are still uncertain, UNIFE included a second, less likely scenario in which the recovery is more moderate. This alternative scenario shows a compounded annual growth rate of 0.9% through 2025 for the total accessible market. The three largest geographic markets, which represented about 85% of the total accessible market, were Europe, North America and Asia Pacific. UNIFE projected above-average growth rates in Latin America, Eastern Europe, North America and Africa-Middle East, with the more mature markets of Western Europe, North America and Asia Pacific accounting for the largest share of absolute growth. UNIFE said trends such as urbanization, digitalization, legislative action and government support and an increased focus on energy and environmental issues continue to drive investment. The largest product segments of the market were rolling stock, services and infrastructure, which represent almost 90% of the accessible market. UNIFE projected spending growth in all product segments, with turnkey management projects, rolling stock and infrastructure to grow the fastest. UNIFE estimated that the global installed base of diesel and electric locomotives was about 118,200 units, with about 32% in Asia Pacific, about 25% in North America and about 18% in Russia-CIS (Commonwealth of Independent States). Wabtec estimates that about 3,000 new locomotives were delivered worldwide in 2020. UNIFE estimated the global installed base of freight cars was about 5.2 million, with about 35% in North America, about 24% in Russia-CIS and about 24% in Asia Pacific. Wabtec estimates that about 155,000 new freight cars were delivered worldwide in 2020. UNIFE estimated the global installed base of passenger transit vehicles to be about 620,000 units, with about 45% in Asia Pacific, about 31% in Europe and about 10% in Russia-CIS. Wabtec estimates that about 32,000 new passenger transit vehicles were ordered worldwide in 2020.
In Europe, the majority of the rail system serves the passenger transit market, which is expected to continue growing as energy and environmental policies encourage continued investment in public mass transit and modal shift from car to rail, albeit this growth may be stunted in the near-term as a result of the COVID-19 pandemic. According to UNIFE, Germany, France and the United Kingdom were the largest Western European transit markets, representing about two-thirds of industry spending in the European Union. UNIFE projected the accessible Western European rail market to grow at about 2.0% annually, led by investments in new rolling stock in France and Germany. About 75% of freight traffic in Europe is hauled by truck, while rail accounts for about 19%. The largest freight markets in Europe are Germany, Poland and the United Kingdom. In recent years, the European Commission has adopted a series of measures designed to increase the efficiency of the European rail network by standardizing operating rules and certification requirements. UNIFE believes that adoption of these measures should have a positive effect on ridership and investment in public transportation over time.
In North America, railroads carry about 40% of intercity freight, as measured by ton-miles, which is more than any other mode of transportation. Through direct ownership and operating partnerships, U.S. railroads are part of an integrated network that includes railroads in Canada and Mexico, forming what is regarded as the world’s most-efficient and lowest-cost freight rail service. There are more than 600 railroads operating in North America, with the largest railroads, referred to as “Class I”, accounting for more than 90% of the industry’s revenues. The railroads carry a wide variety of commodities and goods, including coal, metals, minerals, chemicals, grain and petroleum. These commodities represent about 50% of total rail carloads, with intermodal carloads accounting for the rest. Railroads operate in a competitive environment, especially with the trucking industry, and are always seeking ways to improve safety, cost and reliability. New technologies offered by Wabtec and others in the industry can provide some of these benefits. Demand for our freight related products and services in North America is driven by a number of factors, including rail traffic and production of new locomotives and new freight cars. In the U.S., the passenger transit industry is dependent largely on funding from federal, state and local governments, and from fare box revenues. Demand for North American passenger transit products is driven by a number of factors, including government funding, deliveries of new subway cars and buses and ridership. The U.S. federal government provides money to local transit authorities, primarily to fund the purchase of new equipment and infrastructure for their transit systems. Demand for both our freight and passenger transit products and services in North America has been negatively impacted by the COVID-19 pandemic.
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
Other key geographic markets include Russia-CIS and Africa-Middle East. With about 1.3 million freight cars and about 21,000 locomotives, Russia-CIS is among the largest freight rail markets in the world, and it’s expected to invest in both freight and transit rolling stock. PRASA, the Passenger Rail Agency of South Africa, is expected to continue to invest in new transit cars and new locomotives. According to UNIFE, emerging markets were expected to grow at above-average rates as global trade led to increased freight volumes and urbanization led to increased demand for efficient mass-transportation systems. It is currently uncertain as to how the COVID-19 pandemic will impact the expected growth in these emerging markets especially in the near-term. As this growth occurs, Wabtec expects to have additional opportunities to provide products and services in these markets.
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

RESULTS OF OPERATIONS
Consolidated Results
FIRST QUARTER 2021 COMPARED TO FIRST QUARTER 2020
The following table shows our Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31,
In millions	2021	2020
Net sales:
Sales of goods	$1,485.1	$1,590.8
Sales of services	345.1	339.1
Total net sales	1,830.2	1,929.9
Cost of sales:
Cost of goods	(1,107.7)	(1,155.9)
Cost of services	(188.3)	(195.3)
Total cost of sales	(1,296.0)	(1,351.2)
Gross profit	534.2	578.7
Operating expenses:
Selling, general and administrative expenses	(235.4)	(243.4)
Engineering expenses	(37.7)	(49.0)
Amortization expense	(69.5)	(69.0)
Total operating expenses	(342.6)	(361.4)
Income from operations	191.6	217.3
Other income and expenses:
Interest expense, net	(47.6)	(53.3)
Other income (expense), net	14.2	(14.8)
Income before income taxes	158.2	149.2
Income tax expense	(43.5)	(38.0)
Net income	114.7	111.2
Less: Net (income) loss attributable to noncontrolling interest	(2.3)	0.4
Net income attributable to Wabtec shareholders	$112.4	$111.6
The following table shows the major components of the change in sales in the three months ended March 31, 2021 from the three months ended March 31, 2020:

In millions	Freight Segment	Transit Segment	Total
First Three Months of 2020 Net Sales	$1,301.0	$628.9	$1,929.9
Acquisitions	0.5	—	0.5
Foreign Exchange	(3.0)	48.6	$45.6
Organic	(115.2)	(30.6)	$(145.8)
First Three Months of 2021 Net Sales	$1,183.3	$646.9	$1,830.2
Results of operations were negatively impacted during the three months ended March 31, 2021 as a result of the COVID-19 pandemic. Management’s discussion below includes analysis as to the impact of the COVID-19 pandemic where it could be explicitly identified; however, in many instances it is difficult to quantify with a high level of certainty the negative impact the COVID-19 pandemic had on our net sales, cost of goods, operating expenses, interest expense and income tax expense.
Net sales
Net sales for the three months ended March 31, 2021 decreased by $100 million, or 5.2%, to $1.8 billion compared to the same period in 2020. The decrease is primarily due to an organic decrease of $115 million in the Freight Segment, due to lower locomotive Equipment sales, particularly in North America, partially offset by an increase in Services sales due to a decrease in parking of locomotives. Organic sales in the Transit Segment decreased $31 million, primarily due to COVID-19 related Original Equipment production delays offset by favorable changes in foreign currency exchange rates of $46 million.
Cost of sales
Cost of sales for the three months ended March 31, 2021 decreased by $55 million, or 4.1%, to $1.3 billion compared to the same period in 2020. The decrease is primarily due to the sales decreases discussed above. Cost of sales for the three months ended March 31, 2021 includes $4 million of restructuring costs, primarily for headcount reductions and footprint rationalization as part of the ongoing integration actions related to the GE Transportation acquisition and in response to the COVID-19 pandemic. Cost of sales in the first three months of 2020 included $1 million of restructuring costs, primarily for headcount reductions. Excluding these charges in both years, cost of sales as a percentage of sales was 70.6% in 2021 and 69.9% in 2020, representing a 0.7 percentage point increase. The increase can be attributed to lower absorption of overhead costs due to the decrease in sales volumes discussed above, partially offset by increased synergy savings related to the GE Transportation acquisition.
Operating expenses
Total operating expenses decreased $19 million in the first three months of 2021 compared to the same period in 2020. Operating expenses as a percentage of sales was 18.7% for both 2021 and 2020. Restructuring and transaction costs included in selling, general, and administrative expense ("SG&A") were $11 million and $16 million for the three months ended March 31, 2021 and 2020, respectively. Excluding restructuring and transaction costs, SG&A decreased $3 million and engineering expense decreased $11 million due to cost control measures on research and development projects.
Interest expense, net
Interest expense, net, decreased $6 million in the first three months of 2021 compared to the same period in 2020 attributable to lower overall average debt balances.
Other income (expense), net
Other income (expense), net, was $14 million of income in the first three months of 2021 compared to $15 million of expense in the same period of 2020. The variance is primarily driven by foreign exchange gains in the current year and an increase in income from equity method investments.
Income taxes
The effective income tax rate was 27.5% and 25.5% for the three months ended March 31, 2021 and 2020, respectively. The increase in the effective rate is primarily the result of withholding tax expense on intercompany dividends incurred during the three months ended March 31, 2021.

Freight Segment
The following table shows our Consolidated Statements of Operations for our Freight Segment for the periods indicated:

	Three Months Ended March 31,
In millions	2021	2020
Net sales:
Sales of goods	$844.7	$970.6
Sales of services	338.6	330.4
Total net sales	1,183.3	1,301.0
Cost of sales:
Cost of goods	(643.8)	(711.2)
Cost of services	(183.3)	(188.2)
Total cost of sales	(827.1)	(899.4)

Gross profit	356.2	401.6

Operating expenses	(214.4)	(239.9)

Income from operations ($)	$141.8	$161.7
Income from operations (%)	12.0%	12.4%
The following table shows the major components of the change in net sales for the Freight Segment in the first three months of 2021 from the first three months of 2020:

In millions
First Three Months of 2020 Net Sales	$1,301.0
Acquisitions	0.5
Changes in Sales by Product Line:
Equipment	(141.8)
Components	(23.2)
Digital Electronics	(20.3)
Services	70.1
Foreign Exchange	(3.0)
First Three Months of 2021 Net Sales	$1,183.3
Net sales
Freight Segment sales for the three months ended March 31, 2021 decreased by $118 million, or 9.0%, to $1.2 billion, compared to the same period in 2020 primarily due to an organic decrease of $115 million from lower locomotive Equipment sales from a reduction in volumes, particularly in North America, partially offset by an increase in Services sales due to higher modernizations, lower locomotive parkings and higher mining sales.
Cost of sales
Freight Segment cost of sales for the three months ended March 31, 2021 decreased by $72 million, or 8.0%, to $827 million, compared to the same period in 2020. The decrease is attributable to the organic sales decrease discussed above. For each of the three months ended March 31, 2021 and 2020, Freight Segment cost of sales included $1 million each of restructuring costs, primarily for footprint rationalization and headcount actions as part of the ongoing integration actions related to the GE Transportation acquisition and in response to the COVID-19 pandemic. Excluding these charges, cost of sales as a percentage of sales was 69.8% in 2021 and 69.0% in 2020, representing a 0.8 percentage point increase. The increase can be attributed to the mix of sales, lower absorption of fixed costs due to the decrease in locomotive deliveries, partially offset by increased synergy savings related to the GE Transportation acquisition and efforts to reduce costs in response to the COVID-19 pandemic.

Operating expenses
Freight Segment operating expenses for the three months ended March 31, 2021 decreased $26 million, or 10.6%, in 2021 to 18.1% of sales, compared to the same period in 2020. The decrease is primarily due to a reduction in SG&A expense of $18 million from increased synergy savings and lower transaction and restructuring charges. Restructuring and transaction costs included in SG&A were $6 million and $14 million for the three months ended March 31, 2021 and 2020, respectively, and were primarily for headcount actions as part of the ongoing integration of GE Transportation. Additionally, engineering expense decreased $8 million due to cost control measures on research and development projects. Amortization expensed remained consistent year over year.

Transit Segment
The following table shows our Consolidated Statements of Operations for our Transit Segment for the periods indicated:

	Three Months Ended March 31,
In millions	2021	2020
Net sales	$646.9	$628.9
Cost of sales	(468.9)	(451.8)
Gross profit	178.0	177.1

Operating expenses	(107.9)	(108.5)

Income from operations ($)	$70.1	$68.6
Income from operations (%)	10.8%	10.9%
The following table shows the major components of the change in net sales for the Transit Segment in the first three months of 2021 from the first three months of 2020:

In millions
First Three Months of 2020 Net Sales	$628.9
Changes in Sales by Product Line:
Original Equipment Manufacturing	(21.3)
Aftermarket	(9.3)
Foreign Exchange	48.6
First Three Months of 2021 Net Sales	$646.9
Net sales
Transit Segment sales for the three months ended March 31, 2021 increased by $18 million, or 2.9%, to $647 million compared to the same period in 2020; however, Transit organic sales decreased $31 million, primarily due to disruptions to our operations caused by the COVID-19 pandemic. This impact was felt in both the Original Equipment Manufacturing and Aftermarket product lines as the COVID-19 pandemic has continued to affect factory output and ridership levels. Favorable foreign currency exchange rate changes increased net sales by $49 million.
Cost of sales
Transit Segment cost of sales for the three months ended March 31, 2021 increased by $17 million, or 3.8%, to $469 million compared to the same period in 2020, with foreign exchange rate changes being the primary driver of the increase partially offset by improved operational performance. The first three months of 2021 includes $3 million of restructuring costs, primarily for footprint rationalization in the UK. Excluding these costs, cost of sales as a percentage of sales was 72.1%, a 0.3 percentage point increase over the comparable period in 2020, attributable to COVID-19 pandemic related disruption to our operations.
Operating expenses
Transit Segment operating expenses remained consistent year over year at $108 million and $109 million for the three months ended March 31, 2021 and 2020, respectively. Operating expenses as a percentage of sales were 16.7% and 17.3% for the three months ended March 31, 2021 and 2020, respectively. The decrease of 0.6 percentage points can be attributed to improvement in operational performance, improved risk management and cost actions taken in the prior year as a result of the COVID-19 pandemic.

Liquidity and Capital Resources
Liquidity is provided primarily by operating cash flow and borrowings under the Company’s Senior Notes and unsecured credit facility with a consortium of commercial banks. The following is a summary of selected cash flow information and other relevant data:

	Three Months Ended March 31,
In millions	2021	2020
Cash provided by (used for):
Operating activities	$292.2	$(81.9)
Investing activities	$(422.0)	$(62.6)
Financing activities	$7.7	$183.5
Operating activities In the first three months of 2021, cash provided by operations was $292 million compared to cash used for operations of $82 million in the first three months of 2020. Significant changes to the sources of cash for the three months periods include the following:
•$107 million improvement from accounts payable due to the timing of payments to suppliers for the three months ended March 31, 2021;
•$93 million related to cash received from the securitization of accounts receivable for the three months ended March 31, 2021;
•and $93 million related to cash payments made in the three months ended March 31, 2020 for costs related to the GE Transportation acquisition and settlement of litigation that did not recur;
The remaining change in cash from operating activities is primarily attributable to changes in the related statement of income and other changes in the consolidated balance sheet.
Investing activities In the first three months of 2021 and 2020, cash used for investing activities was $422 million and $63 million, respectively. The major components of the cash outflow in 2021 were $27 million in additions to property, plant and equipment for investments in our facilities and manufacturing processes, and $401 million in net cash paid for the acquisition of Nordco. This compares to $33 million in property, plant, and equipment for additions in the first three months of 2020 and $36 million in net cash paid for acquisitions. Additional information with respect to acquisitions is included in Note 3 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report.
Financing activities In the first three months of 2021, cash from financing activities was $8 million which included $1.4 billion in proceeds from debt, $1.4 billion in repayments of debt, $1 million in stock repurchases and $23 million of dividend payments. In the first three months of 2020, cash provided by financing activities was $184 million, which included $1.0 billion in proceeds from debt, $0.7 billion in repayments of debt, $105 million in stock repurchases and $23 million of dividend payments.
As of March 31, 2021, the Company held approximately $484 million of cash and cash equivalents. Of this amount, approximately $39 million was held within the United States and approximately $445 million was held outside of the United States, primarily in Europe, India and China. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States.
Additional information with respect to Senior Notes, credit facilities and long-term debt is included in Note 8 of the "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report.
Revolving Receivables Program
In May 2020, the Company entered into a revolving agreement to transfer up to $150 million of certain receivables of certain subsidiaries of the Company (the "Originators") through our bankruptcy-remote subsidiary to a financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. During the first quarter of 2021, the Company amended its revolving agreement to increase the amount of certain receivables that can be transferred from $150 million to $200 million. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The sold receivables are fully guaranteed by our bankruptcy-remote subsidiary which held additional receivables of $259.7 million at March 31, 2021 that are pledged as collateral under this agreement. The transfers are recorded at the fair value of the proceeds received and obligations assumed less derecognized receivables. No obligation was recorded at March 31, 2021 as the estimated expected credit losses on receivables sold is insignificant. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding. The Company has agreed to guarantee the performance of the Originators respective obligations' under the revolving agreement. None of the Company (except for the bankruptcy-remote consolidated subsidiary referenced above) nor the Originators guarantees the collectability of the receivables under the revolving agreements.
Supply Chain Financing Program
The Company has entered into supply chain financing arrangements with third-party financial institutions to provide our vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in our supplier's voluntary participation and does not receive an economic benefit from the financial institutions. The arrangements do not change the payable terms negotiated by the Company and our vendors and does not result in a change in the classification of amounts due as accounts payable in the consolidated balance sheet.
Guarantor Summarized Financial Information
The obligations under the Company's Senior Notes, Senior Credit Facility, and 364 Day Facility have been fully and unconditionally guaranteed by certain of the Company's U.S. subsidiaries. Each guarantor is 100% owned by the parent company, with the exception of GE Transportation, a Wabtec Company, which has 15,000 shares outstanding of Class A Non-Voting Preferred Stock held by General Electric Company.
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
Summarized Statement of Income

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Three Months Ended March 31, 2021
Net sales	$888.9
Gross profit	$161.3
Net income attributable to Wabtec shareholders	$5.3
Summarized Balance Sheet

	Unaudited
	Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	March 31, 2021	December 31, 2020
Current assets	$888.6	$1,092.3
Noncurrent assets	$1,838.5	$1,835.7
Current liabilities	$1,384.2	$1,408.8
Long-term debt	$3,911.3	$3,779.6
Other non-current liabilities	$364.5	$373.9

The following is a description of the transactions between the combined Westinghouse Air Brake Technologies Corp. and guarantor subsidiaries with non-guarantor subsidiaries.

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	Three Months Ended March 31, 2021
Net sales to non-guarantor subsidiaries	$176.7
Purchases from non-guarantor subsidiaries	$457.0

Unaudited
Westinghouse Air Brake Technologies Corp. and Guarantor Subsidiaries
In millions	March 31, 2021
Amount due (to) from non-guarantor subsidiaries	$(1,009.7)
Company Stock Repurchase Plan
On February 11, 2021, the Board of Directors increased its stock repurchase authorization to increase the amount available for stock repurchases to $500 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $500 million of which about $292.2 million remained. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility, the 364 Day Facility and the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise.
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
These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:
Economic and industry conditions
•prolonged unfavorable economic and industry conditions in the markets served by us, including North America, South America, Europe, Australia, Asia and Africa;
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
COVID-19 factors
•the severity and duration of the pandemic;
•deterioration of general economic conditions;
•shutdown of one or more of our operating facilities;
•supply chain and sourcing disruptions;
•ability of our customers to pay timely for goods and services delivered;
•health of our employees;
•ability to retain and recruit talented employees; or
•difficulty in obtaining debt or equity financing.
Statements in this Quarterly Report on Form 10-Q apply only as of the date on which such statements are made, and we undertake no obligation to update any statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Reference is also made to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies
A summary of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In particular, judgment is used in areas such as accounts receivable and the allowance for doubtful accounts, inventories, goodwill and indefinite-lived intangibles, business combinations, warranty reserves, stock-based compensation, income taxes and revenue recognition. There have been no significant changes in accounting policies since December 31, 2020.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposure to market risk has not changed materially since December 31, 2020. Refer to Note 13 - Derivative Financial Instruments and Hedging of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this report for additional information regarding interest rate and foreign currency exchange risk.

Item 4.    CONTROLS AND PROCEDURES
Wabtec’s principal executive officer and its principal financial officer have evaluated the effectiveness of Wabtec’s “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2021. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Wabtec’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Wabtec in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Wabtec in such reports is accumulated and communicated to Wabtec’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in Wabtec’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, Wabtec’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Additional information with respect to legal proceedings is included in Note 15 of “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this report.

Item 1A.    RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2021:

Issuer Purchases of Common Stock
In millions, except shares and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 2021	8,178	$73.38	8,178	$292.2
February 2021	7,686	$73.30	7,686	$499.4
March 2021	—	$—	—	$499.4
Total quarter ended March 31, 2021	15,864	$73.34	15,864	$499.4
(1)    On February 11, 2021, the Board of Directors increased its stock repurchase authorization to increase the amount available for stock repurchases to $500 million of the Company’s outstanding shares. This new stock repurchase authorization supersedes the previous authorization of $500 million of which about $292.2 million remained. No time limit was set for the completion of the program which conforms to the requirements under the Senior Credit Facility, the 364 Day Facility and the Senior Notes currently outstanding. The Company may repurchase shares in the future at any time, depending upon market conditions, our capital needs and other factors. Purchases of shares may be made by open market purchases or privately negotiated purchases and may be made pursuant to Rule 10b5-1 plan or otherwise.

Item 4.    MINE SAFETY DISCLOSURES
Not Applicable

Item 6.    EXHIBITS
The following exhibits are being filed with this report:

3.1	Amended and Restated By-Laws of the Company, effective February 11, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 18, 2021)

10.1	Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2021)

22.1	List of Subsidiary Guarantors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTINGHOUSE AIR BRAKE TECHNOLOGIES CORPORATION

By:	/s/ PATRICK D. DUGAN
Patrick D. Dugan,
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

DATE:	April 29, 2021